Form 10-Q
period 1995-09-30
LABOR READY INC
filed 1995-11-22
CIK 768899

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549
                                FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 1995

                       Commission File number 0-23828

                              Labor Ready, Inc.
           (Exact Name of Registrant as specified in its charter)

              Washington                            91-1287341
         (State of Incorporation)              (Federal I.R.S. No.)

                2156 Pacific Avenue, Tacoma, Washington 98402
             (Address of principal executive offices) (Zip Code)

                  Registrant's Telephone Number 206-383-9101

      Securities registered pursuant to Section 12(b) or 12(g) of the Act:
                          Common Stock, No Par Value

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes   X    No___

  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. (X).

  The aggregate market value of the voting stock held by nonaffiliates of the registrant on September 30, 1995 was $51,407,874.

  As of September 30, 1995, the Registrant had 3,878,415 shares of Common Stock and 854,082 shares of Preferred Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE:   NONE

                           PART I - FINANCIAL INFORMATION

Item 1- Financial Statements


                                  LABOR READY, INC.
                         CONSOLIDATED FINANCIAL STATEMENTS


INDEX




Consolidated Statements of Financial Position
	at September 30, 1995 and December 31, 1994              FS1 - FS2

Consolidated Statement of Operations
	for the Nine Months and the Three Months
	Ended September 30, 1995 and 1994                              FS3

Consolidated Statement of Cash Flows
     for the Nine Months Ended September 30, 1995 and 1994     FS4 - FS5

LABOR READY, INC.         Consolidated Statement of Financial Position
                           at September 30, 1995 and December 31, 1994


					ASSETS

                                                 1995          1994
CURRENT ASSETS:
Cash and equivalents                        $  848,524      $ 603,977
Workmen's compensation deposits                             1,130,575
Accounts receivable, net of
 allowance for doubtful
 accounts of $558,059
 and $365,927                               14,223,147      5,162,830
Workers, compensation
 credits receivable                            262,600        206,794
Prepaid expenses and other                     680,426        348,814
Notes receivable                               228,800
Deferred income tax                            118,590        118,590
                                            ----------      ---------
Total Current Assets                        16,362,087      7,571,580
                                            ----------      ---------
DEPRECIABLE ASSETS AND LAND:
Cost                                         3,026,218      1,071,070
Accumulated depreciation                       505,695        244,497
                                             ---------      ---------
Total Property and equipment                 2,520,523        826,573
                                             ---------      ---------
WORKER'S COMPENSATION
 RENT-A-CAPTIVE ASSETS                       1,769,648
                                             ---------

OTHER ASSETS:
Intangible assets, less amortization
 of $92,723 and $69,020                        182,846        191,431
Workers, compensation credits
 receivable, less current
 portion                                       382,044        105,832
Deferred income tax                            175,145         94,366
Other                                          140,779        122,194
                                               -------        -------
Total Other Assets                             880,813        513,823
                                              --------       --------
TOTAL ASSETS                               $21,533,071     $8,911,976
                                           ===========     ==========











                                Page 3 (FS1)

LABOR READY, INC.      Consolidated Statement of Financial Position
                        at September 30, 1995 and December 31, 1994

LIABILITIES AND STOCKHOLDERS' EQUITY
                                               1995          1994
CURRENT LIABILITIES:
Accounts payable                           $  645,349      $ 268,932
Accrued wages and benefits                  1,464,499        390,607
Accrued taxes, other than
 income                                     1,104,766        430,880
Accrued interest                               75,234         53,002
Accrued workmens' compensation                625,926        708,869
Income taxes payable                          936,027        497,000
Note payable, accounts receivable
 financing                                  7,731,789      3,160,580
Dividends payable                              32,028         42,705
Current portion of long-term
 debt                                         339,071         78,291
                                           ----------      ---------
Total Current Liabilities                  12,954,689      5,630,866
                                           ----------      ---------
LONG-TERM LIABILITIES:
Long-term debt, less current
 maturities                                   959,754        244,250
14% Convertible debentures                                    75,000
                                            ---------      ---------
Total Long Term Liabilities                   959,754        319,250
                                            ---------      ---------
WORKER'S COMPENSATION
 RENT-A-CAPTIVE LIABILITIES                 1,204,316
                                            ---------
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value:
 5,000,000 shares authorized;
 Issued and outstanding                       854,082        854,082
Common stock, no par value:
 25,000,000 shares authorized;
 Issued and outstanding:
 3,878,415 and 3,314,729
 shares                                     5,518,964      3,540,187
Cumulative foreign currency
 translation adjustment                        (5,438)        (2,853)
Accumulated earnings (deficit)                 46,705     (1,429,556)
                                           ----------     ----------
Total Stockholders' Equity                  6,414,312      2,961,860
                                           ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                     $21,533,071     $8,911,976
                                          ===========     ==========




                                Page 4 (FS2)

LABOR READY, INC.      Consolidated Statement of Operations for
                        the Nine Months and the Three Months
                        Ended September 30, 1995 and 1994

                         Nine Months Ended         Three Months Ended
                        1995          1994         1995           1994


REVENUES            $63,240,036   $25,635,755   $30,872,700   $12,099,977

COST OF REVENUES     51,066,172    20,298,766    24,689,547     9,409,288
                     ----------    ----------    ----------     ---------
                     12,173,864     5,336,989     6,183,153     2,690,689

OPERATING EXPENSES    9,158,043     4,133,823     3,515,036     1,917,591
                      ---------     ---------     ---------     ---------
INCOME FROM
 OPERATIONS           3,015,821     1,203,166     2,668,117       773,098

OTHER (DEDUCTIONS)     (659,121)     (272,018)     (367,950)     (133,019)
                     ----------     ---------    ----------     ---------
INCOME BEFORE
 INCOME TAX           2,356,700       931,148     2,300,167       640,079

INCOME TAX PROVISION    848,412       316,590       829,191       217,989
                     ----------     ---------    ----------     ---------
NET INCOME           $1,508,288     $ 614,558    $1,470,976     $ 422,090
                     ==========     =========    ==========     =========

EARNINGS PER COMMON
 SHARE:Net Income    $      .37     $     .21    $      .36     $     .14
                     ==========     =========    ==========     =========
Weighted average
 shares outstanding   4,014,182     2,715,771     4,054,215     2,944,074
                     ==========     =========     =========     =========























                                Page 5 (FS3)

LABOR READY, INC.		Consolidated Statement of Cash Flows for the
			                 Nine	Months Ended September 30, 1995 and 1994

                                                    Nine Months Ended
                                                   1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS):
  Consolidated operations                       $1,508,288     $ 614,558
Adjustments to Reconcile Net
 Income to Net Cash Applied to
 Operating Activities:
  Depreciation & amortization                      284,901        89,386
  Provision for doubtful account                   192,132
Changes in Assets & Liabilities:
  Account receivable                            (9,252,449)   (3,754,618)
  Worker's compensation credits
   receivable                                     (332,018)     (112,774)
  Prepaid income taxes                                             9,308
  Other current assets                                          (472,659)
  Restricted cash and worker's
   compensation deposits                         1,130,575
  Prepaid expenses and other                      (357,635)
  Accounts payable                                 376,417       193,069
  Accrued wages and benefits                     1,073,892       (51,105)
  Accrued taxes, other than income                 673,886       444,552
  Accrued interest                                  22,232        59,026
  Accrued workmens' compensation                   (82,943)      454,704
  Income taxes payable                             439,027       298,160
  Change in deferred
   income taxes                                    (80,779)
                                                ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES           (4,404,474)   (2,228,392)
                                                ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net investment rent-a-captive                    (565,332)
 Capital expenditures                           (1,137,248)     (375,419)
                                                ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES           (1,702,580)     (375,419)
                                                ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on note payable                  4,571,209     2,567,634
 Proceeds from issuance of common stock            114,998       473,350
 Proceeds from stock subscriptions                                51,708
 Proceeds from warrants exercised                1,552,300
 Dividends paid                                    (42,705)      (50,154)
 Borrowings on long-term debt                      300,000
 Payments on long-term debt                       (141,616)     (150,854)
                                                 ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        6,354,186     2,891,684
                                                 ---------     ---------
EFFECT OF EXCHANGE RATES                            (2,585)
                                                 ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS    244,547       287,873
CASH AND EQUIVALENTS:
 BEGINNING OF PERIOD                               603,977       229,259
                                                 ---------     ---------
 END OF PERIOD                                   $ 848,524     $ 517,132
                                                 =========     =========
                               Page 6 (FS4)

LABOR READY, INC.		Consolidated Statement of Cash Flows for the
         			       Nine Months Ended September 30, 1995 and 1994



SUPPLEMENTAL DISCLOSURES:
 Interest Paid                                   $ 798,260     $ 219,992
 Income Taxes Paid                               $ 490,164
 Issuance of common stock for conversion
  of convertible debentures                      $  75,000
 Issuance common stock for
  payment accounts payable                       $   7,679
 Acquisition of Building and
  Land in exchange of debt                       $ 817,900    $  47,500












































                                Page 7 (FS5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations. The Company increased revenues from services to $63,240,036 from $25,635,755, for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. This represents an increase of $37,604,281 or 147%. The sales increase came from an increase in same store sales, and from opening new locations, as indicated below:

           Same store sales increase          $  5,952,364
           New locations                        31,651,917
                                               -----------
            Total increase                     $37,604,281
                                               ===========


The increase in revenues also resulted in an increase in net profit for the nine months ended September 30, 1995 of $1,508,288 compared to a net profit of $614,558 for the same period a year earlier. This represents an increase of $893,730 or 145%. The increase in net profits is primarily the result of a high level of growth in revenues. The high levels of growth have required that the Company continue to incur corresponding levels of operating expenses. Consequently, as a percentage of revenues, net profit has stayed relatively constant at 2.4% of revenues for the nine months ended September 30, 1995 and 1994. Management anticipates high levels of growth through 1996, and expects that net profits as a percentage of revenues will remain relatively constant during this period.

The Company grew from fifty-one operating dispatch locations at December 31, 1994 to one hundred operating locations at September 30, 1995, an increase of forty-nine operating dispatch locations for the nine month period.

Opening costs for new dispatch locations; which are expensed, are estimated to have averaged $35,000 per location in 1995 and $25,000 in 1994. In the aggregate, a total of $1,715,000 was expended on new location openings for the nine months ended September 30, 1995, compared to $625,000 for the nine months ended September 30, 1994. The Company estimates that two thirds of these new location opening costs are included in cost of sales and one third of these new location opening costs are classified as operating expenses.

Cost of revenues increased to $51,066,172 for the nine months ended September 30, 1995 from $20,298,766 for the same period in 1994, an increase of $30,767,406 or 152%. Cost of revenues as a percentage of revenues increased to 80.7% for the nine months ended September 30, 1995, from 79.2% for the nine months ended September 30, 1994, an increase of 1.5%. This increase is primarily the result of an increase in labor costs.

Operating expenses increased from $4,133,823 to $9,158,043, an increase of $5,024,220 or 122%. As a percentage of revenues, operating expenses decreased to 14.5% for the nine months ended September 30, 1995, from 16.1% for the same period a year earlier. This percentage decrease in operating expenses partially offset the percentage increase on cost of revenues, and resulted primarily from more efficient administrative operations.

Liquidity and Financial Condition. At September 30, 1995 the Company had $3,407,398 of working capital to finance its operations.

Accounts receivable as a percentage of the previous quarters sales has remained relatively static as a result of the Company's ongoing accounts receivable collection practices. The Company continues to experience a low rate of uncollectible accounts and expects that accounts receivable as a percentage of sales will remain relatively steady in coming periods. A comparison of accounts receivable as a percentage of revenues for the nine month periods ending on September 30, 1995 and 1994, respectively, follows:

						September 30	September 30
                                       1995               1994

           Comparable quarter sales  $30,872,700       $12,099,977
           Accounts receivable, net   14,223,147         5,661,454
           Percentage                        46%               47%

Management intends to open an estimated one hundred new dispatch locations by the end of 1996. To finance these projected new locations and related increases in selling and overhead expenses, the Company recently completed a private placement financing of long-term subordinated debt in the amount of $10,000,000.

A temporary increase in the accounts receivable operating line of credit to $9,000,000 was completed in August 1995. In connection with the private placement debt financing, the accounts receivable operating line of credit was reduced to $5,000,000, and the term was extended through June of 1996.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of matters to a vote of Security Holders.

None

Item 5. Other information.

None

Item 6. Exhibits and Reports on Form 8-K.

None
SIGNATURES

The unaudited interim financial statements furnished by management reflect all adjustments which are, in the position of management, necessary for a fair presentation of financial position and results of operation.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LABOR READY, INC.
Registrant



By : /s/ Glenn Welstad		11/9/95
     --------------------------------
	Glenn A. Welstad		Date
	President
	Chief Executive Officer
	Acting Chief Financial Officer