Form 10-K
period 1995-12-31
LABOR READY INC
filed 1996-04-01
CIK 768899

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
  XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the year ended   December 31, 1995.
                                      OR
  __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES 	EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from _____________ to _______________.

                       Commission File Number 0-23828
                               LABOR READY, INC.
              (Exact name of registrant as specified in its Charter)

           Washington                                  91-1287341
(State of Incorporation or Organization)           (I.R.S. I.D. Number)

       2156 Pacific Avenue, Tacoma, Washington          98402
         (Address of Principal Executive Offices)     (Zip Code)
                                (206)383-9101
                      (Registrant's Telephone Number)

Securities Registered Under Section 12(b) of the Act:
     Title of each class       Name of each exchange on which registered
           None                                None

Securities Registered Under Section 12(g) of the Act:
                        Common Stock, No Par Value
                             (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the last ninety days. YES XX   NO _____

The aggregate market value (based on the average between the bid and ask prices) of the voting stock held by non-affiliates (4,076,306 shares) of the Registrant at March 20, 1996 was approximately $79,487,967. As of March 20, 1994, there were 6,029,133 shares of Registrant's common stock outstanding.

No Documents are incorporated herein by reference.

                            LABOR READY, INC.
                                FORM 10-K

PART I.
Item 1. Business.

Organizational History.	The Company was incorporated under the
laws of the State of Washington on March 18, 1985. Since 1989, the Company has been engaged in the temporary help business. Operations prior to 1989 are reported in the Company's Form 10 Registration Statement, SEC File Number 0-23828.

P.N.L.F., Inc. ("PNLF") was organized on January 17, 1989. Labor
Ready of So. Calif., Inc.("LRSC") was organized on March 12, 1990, as a wholly owned subsidiary of PNLF. In April, 1992, PNLF spun the stock ownership of LRSC out to PNLF's shareholders. Labor Ready Franchise Development Corporation ("LRFD") was organized on November 21, 1991. Labour Ready Temporary Services Limited was formed as a wholly owned subsidiary of the Company on February 10, 1994, to conduct business in Canada.

During 1994, the Company reached a settlement in a legal dispute involving two of the Series A Preferred Stockholders. As a result of the settlement, 149,006 Series A Preferred Shares were canceled. Effective January 1, 1995, PNLF and LRSC were merged into Labor Ready, Inc.

Current Business Operations.	The Company is engaged in the
business of providing temporary help primarily to construction, warehousing, landscaping and manufacturing businesses. The temporary help industry addresses the fact that businesses frequently experience times when the work load temporarily exceeds the workforce available.
In these circumstances, the business must either hire additional people, work existing employees overtime and pay the overtime rate, refuse to accept the work, or develop a backlog and deliver the product or service late. Each of these alternatives may have undesirable results to the long-term profitability of the business. In this environment, the temporary help business offers an acceptable temporary solution while avoiding some of the draw backs of the traditional alternatives. By engaging a temporary service, businesses are not exposed to workers compensation claim risks, or to the litigation risks of hiring and terminating employees.

The Company focuses primarily on temporary help for construction, warehousing, landscaping and manufacturing businesses. This market niche is attractive to the Company for a number of reasons. First, the users' requirements are typically for low to medium skilled workers, and the Company has been able to develop a large pool of laborers in this category. In addition, there are a large number of users of this type of temporary help. The customers involved in construction, warehousing, landscaping and manufacturing operations tend to be seasonal or subject to regular cyclic fluctuations in work flow. The cost of temporary labor to the company is significantly less than the cost of adding permanent positions to meet fluctuating needs.

The Company operates its locations as dispatch halls. Interested laborers report to the dispatch hall prior to being assigned to jobs.
Space in the dispatch hall is available for the workers to wait for job assignments. When a customer requests temporary help, the dispatch hall manager assigns the available workers to the position openings, and the workers are dispatched to the job site. The workers are provided with a labor ticket which they must return to the dispatch hall for payment. Temporary laborers are paid daily, and the customers are billed weekly. The worker is employed by the Company which must pay all related payroll taxes and maintain all payroll records, including W-2's which are prepared at year end. The Company also provides workers compensation insurance to each temporary laborer. The Company maintains a computer based software package to maintain the various types of information needed to process all required payroll information and related payroll tax returns. The Company processed 1.1 million payroll checks written to 100,000 temporary laborers in 1995.

The Company is responsible for workers' compensation insurance. Therefore, it is critical for the Company to monitor and control workers' compensation claims arising from injuries suffered by the Company's employees in the course of performing the temporary jobs. The Company controls workers' compensation costs through training of its management employees and office staff, safety sessions with employees, issuance of safety equipment, monitoring of job sites, and communication with customers to assure that the job request order is one that can be safely accomplished.

The Company maintains workers' compensation benefit coverage. To maintain the coverage, the Company has established a separate workers' compensation department at its corporate headquarters in Tacoma Washington, to oversee Company policy. The Company has recently hired two individuals, one with 18 years of claim closing experience, and one with 20 years of experience dealing with a captive and self insurance program for a company with requirements similar to those of Labor Ready. On August 1, 1994, the Company went to a captive insurance program in all non-monopolistic states. Monopolistic states are those states that require coverage to be administered by a state plan. At that time, the Company engaged a national insurance company to act as administrator of the plan. The Company incurs a large number of claims, the majority of which are closed within ninety days. The average claim paid is between $1,000 and $2,000. The Company provides light duty work so that lost time claims are minimized.

The Company employs in-house specialists in its insurance, workers' compensation, marketing, accounting, collection, computer hardware, education, and computer software departments to monitor company wide performance and address performance issues as they arise. The Company holds an area director training seminar on a quarterly basis and one of the focuses of area director training is to monitor and control workers' compensation claims. In addition, the Company holds a planning session each year to prepare a one year and six year plan and to establish budgets and projections. The Company's Regional Directors are in regular communication with the Area Directors and the Regional Directors provide a further source of monitoring and control for workers' compensation costs.

Labor Ready University, the Company's training division, operates out of a training center in Tacoma, Washington, which is also the dispatch location for Tacoma. Labor Ready University was formed in February, 1995, to train managers. The Company hired an experienced trainer from a national company to write the necessary training manuals, organize the facility, and coordinate the hiring and training of its managers. By operating the training center as part of an ongoing dispatch location, the managers receive training under actual and simulated dispatch conditions.

In 1992, the Washington State division of the Company entered into a State retro program and has received rebates of its workers' compensation costs because the Company's State loss experience rating is less than premium rates charged for coverage.

The business of temporary labor is one that is easily entered by small operators. Certain economies of scale can be achieved, however, by the expansion of the operations beyond small local sites. Additionally, larger temporary help companies also have the financial ability to hire in house insurance and other specialists. This helps to assure that various claims, such as workers' compensation, unemployment, and garnishment claims, are controlled and processed in a timely fashion. The Company has already expended the time and effort necessary to develop computer software and hardware systems for monitoring company performance, and is capable of producing reports to single location detail as needed. The Company's systems for monitoring and controlling workers' compensation claims also affords the company a competitive advantage over smaller operators with less sophisticated systems.

The Company has grown, in part, through acquisition of existing operations and/or hiring employees of businesses which have ceased operations. Of the 119 dispatch halls open at March 20, 1996, 113 dispatch halls have been operated from inception as company owned dispatch halls. Additional dispatch halls will be acquired or opened when attractive market opportunities are identified. The Company has standardized the basic dispatch hall concept and can now open new dispatch halls in four to six weeks while maintaining control over start-up costs.

When penetrating new markets, the Company allows for an initial advertising budget to generate an awareness of the new business. The Company also attempts to follow initial penetration with additional dispatch halls as warranted by the area demographics. This expansion allows a rapid build up of the temporary labor base needed to operate successfully in a given area.

Economic Conditions. Historically, the general level of economic activity in the Company's markets has significantly affected the demand for temporary labor in the construction and manufacturing trades. As economic activity increases, temporary employees are often added to the work force before permanent employees are hired. As economic activity slows, the use of temporary personnel is generally curtailed before permanent employees are laid off. The Company has been expanding rapidly as general economic conditions have improved. No assurances can be given, however, that general economic activity will continue to improve, that the Company will benefit from such improvement, or that the Company's rapid expansion will continue. A slow down in general economic activity would have a material adverse effect on the Company's business and results of operations, and could create material cash flow shortages.

Competition. The Company markets its temporary labor to customers primarily in the construction and manufacturing trades. Marketing is accomplished through yellow pages advertising and direct mail campaigns. Word of mouth also provides a significant source of new business for the Company. The temporary services industry is highly competitive with limited barriers to entry. The Company competes in national and local markets with other suppliers of temporary help. Many of these competitors have substantially greater financial and marketing resources than those of the Company. The availability to the Company's customers of multiple temporary service providers creates significant pricing pressure as competitors compete for the available demand, and this pricing pressure adversely impacts operating margins. Increasing competition in the future will limit the Company's ability to maintain or increase its market share or maintain its operating margins, and could have a material adverse effect on the Company's business, financial condition and operating results.

At the present time, the Company is a growing international temporary help business in a market dominated by large international companies. To minimize direct competition with the large national temporary service companies, the Company has focused on a market niche available for dispatch halls to provide temporary help on very short notice. This niche has been largely ignored by the large national companies, who choose instead to rely on telephone marketing for customer orders in advance of the need. The Company's use of the dispatch hall concept allows the Company to provide temporary help on the day of the order.
The Company opens its dispatch halls at 5:30 a.m. for this purpose and laborers available for work wait on location for an assignment.

Other Operational Considerations. The Company is not dependent on any individually large customers for a majority of its revenues. While a single dispatch hall may derive a majority of its revenues from a single customer, the loss of that customer on the overall organization would not have a significant impact on revenues. At present, the Company has in excess of 40,000 customers.

The Company currently employs a total of 80 administrative and executive staff in the corporate office, and 370 personnel in the dispatch halls as managers and support staff. The Company operates with a pool of temporary laborers numbering between 4,000 and 8,000 depending on seasonal fluctuations and demand.

The Company's business is not presently dependent on any patents, licenses, franchises, or concessions. The Company's name, "Labor Ready, Inc." and associated trademarks are protected within its region of operation, and the Company is licensed to offer franchises. To date the Company has only one franchisee with three locations, and is not currently pursuing other franchising operations. The Company's name and trademarks will continue to be protected so long as the Company utilizes the name and trademarks in its operations.

The Company's business operations focus on providing temporary help to the construction and manufacturing trades. The construction trade in particular, and other customer businesses to a lesser degree, are significantly affected by the weather. The construction trade activity increases in the spring and summer, and then tapers off as late fall and winter weather hinders outdoor activities. Inclement weather during the normally mild spring and summer months can also slow construction activities. Conversely, mild fall and winter periods can result in greater than usual construction business. The Company anticipates a significant increase in temporary labor demand in the spring and summer, and a slow down of the demand in the winter months. An adverse weather cycle could have a material adverse impact on the Company's revenues in any given period, and could materially adversely affect future operations.

Additionally, general economic conditions impact revenues over time. In periods of improving economic conditions, the demand for temporary labor rises as companies staff to meet their own rising revenues activities. When a general economic slowdown occurs, the temporary labor is generally the first group of workers terminated, and the Company experiences the termination as a slow down in revenues. The current economic climate in the Company's region of operation is generally trending up, and the Company has been experiencing increased revenues at existing dispatch halls. Should economic conditions change, this trend could reverse and adversely affect the Company's revenues and results of operations.

The Company is responsible for and pays workers' compensation costs and unemployment insurance premiums for its temporary employees.
As part of the presently contemplated health care reform, recent federal and state legislative proposals have included provisions that would mandate health care coverage for the Company's temporary personnel who are not presently covered under another health care plan. There can be no assurance that the Company will be able to increase fees charged to its customers to offset the increased costs if workers' compensation rates or unemployment insurance premiums increase, or if the Company is required to provide health care coverage for its temporary employees. Currently, the Company does not provide health care coverage to its temporary workers. A material increase in these costs could, therefore, have a material effect on the Company's financial condition and results of operations. It is likely that any impact from health care legislation which affects the Company, would also affect other temporary service providers, and the Company's competitive position in the industry would not necessarily be adversely affected.

The Company has experienced significant growth in revenues during 1993, 1994, and 1995, and expects this growth to continue. This growth requires substantial working capital to fund operating activities, capital expenditures, and establishing new dispatch halls. Moreover, the ability of the Company to continue to increase revenues will depend on a number of factors, including general economic conditions, existing and emerging competition, availability of workforce, and the availability of working capital to support the growth. The Company may face pricing pressures that will make it more difficult to maintain operating margins. There can be no assurances that the Company will be able to obtain the necessary working capital or to recruit and train qualified personnel to staff continued growth, or that it will be able to hold costs in line with historical levels as, and if the growth continues.

The Company is currently expanding its operations through the addition of new dispatch hall locations. The Company is also operating with limited capital and the costs of expansion create a continuing drain on existing cash flows. The Company is a growing international provider of temporary help services competing against larger regional and international companies, and is faced with all of the usual business risks associated with a growth oriented business in a competitive market. There can be no assurances that the Company's efforts at expansion can be successfully accomplished, or that the expansion will be profitable.

Planned Operational Growth. The Company intends to continue expansion through the year 2000 through the opening of new start-up dispatch halls. As the business grows, the Company is continuing to upgrade its proprietary computer software used to control Company operations and maintain employee records. From January 1, 1995, through December 31, 1995, the Company opened 55 additional dispatch halls, and 13 new dispatch halls were opened by March 20, 1996.

Item 2. Properties.

In February, 1995, the Company purchased a labor dispatch building which doubles as a training center and supplies inventory warehouse facility in Tacoma, Washington. In March, 1995, the Company also purchased a
24,000 square foot facility in Tacoma, Washington which serves as its headquarters and administrative office building. The headquarters location is currently being remodeled to accommodate the Company's continuing expansion. The new headquarters building replaces the facility located at 2342 Tacoma Avenue South, in Tacoma, Washington. The 2342 Tacoma Avenue location is owned by the Company, but is listed for lease, at this time, and is not being used in operations. The Company owns dispatch buildings in Kent, Washington, and Kansas City, Missouri. Prior to March, 1996, the Company also owned its dispatch building in Spokane, Washington. In
March, 1996, the Company sold the building, and now leases facilities in Spokane. All other dispatch offices are leased, and the leases generally include ninety day buyout clauses. The Company presently operates dispatch halls in 32 states and Canada. All of the Company's facilities are currently believed by management to be suitable for their intended use. At present growth rates, management anticipates that the Company will outgrow its existing corporate facilities in 1998.


Item 3. Legal Proceedings.

The Company is involved in various lawsuits arising in the ordinary course of business which will not, in the opinion of management, either individually or in the aggregate have a material effect on the Company's results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders during the fourth quarter of the year ended December 31, 1995.

PART II

Item 5. Market Price of, and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is traded over-the-counter and has limited liquidity. The high and low bids for the last two years were as follows:

     Quarter Ended                High*           Low*

     March 31, 1994              $2.67          $1.34
     June 30, 1994                3.67           2.67
     September 30, 1994           5.17           3.67
     December 31, 1994            6.50           5.17
     March 31, 1995               7.50           6.00
     June 30, 1995               15.33           6.67
     September 30, 1995          14.33          11.58
     December 31, 1995           19.00          12.50

     *Dollar amounts are adjusted to reflect a three for two forward stock split which was effective on November 22, 1995.

The Company had 655 shareholders of record as of December 31, 1995. The quotation information has been derived from the Electronic Bulletin Board Quotation System operated by the National Association of Securities Dealers, Inc. The bid price is the price between broker/dealers and does not include retail markups or markdowns or commissions. The bid price does not reflect prices in actual transactions. No cash dividends have been declared on the Company' Common Stock to date and the Company does not intend to pay a cash dividend on common stock in the foreseeable future. Future earnings will be used to finance the growth and development of the Company.

Item 6. Selected Financial Information.

The following selected consolidated financial data of the Company has been derived from its Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1995 and December 31, 1994 were audited by BDO Seidman, LLP, whose report thereon appears elsewhere herein. The Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the year ended December 31, 1993, have been examined by Terrence J. Dunne, CPA, independent certified public accountant, whose report thereon appears elsewhere herein. The data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


                Dollars in Thousands Except Per Share Amounts
- ------------------------------------------------------------------------------
INCOME STATEMENT DATA
Year Ended December 31                1995     1994     1993     1992     1991
                                    ------   ------   ------   ------   ------
REVENUE
Revenues from services             $94,361  $38,951  $15,659  $ 8,424  $ 6,020
Cost of services                    76,643   30,713   12,401    6,485    4,831
                                    ------   ------   ------   ------   ------
Gross profit                        17,718    8,238    3,258    1,939    1,189
EXPENSES
Selling, general, &
 administrative expenses            13,639    6,593    2,652    1,482    1,717
                                    ------   ------   ------   ------   ------
Income from operations               4,079    1,645      607      457     (528)
Interest and other , net              (866)    (457)    (354)    (278)    (187)
                                    ------   ------   ------   ------   ------
INCOME (LOSS) BEFORE INCOME
 TAX AND EXTRAORDINARY ITEM          3,213    1,188      253      180     (715)
INCOME TAX                           1,152      336       32       21       --
EXTRAORDINARY ITEM, NET OF TAX          --       --       48       --       --
                                    ------   ------   ------   ------   ------
NET INCOME (LOSS)                    2,062      852      269      159     (715)
EARNINGS (LOSS) PER COMMON SHARE
Income before extraordinary item     $0.34    $0.18    $0.04    $0.06   $(0.26)
Extraordinary item                      --       --     0.02       --       --
Net income                           $0.34    $0.18    $0.06    $0.06   $(0.26)
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (Primary)        5,862    4,455    3,669    2,702    2,721
- ------------------------------------------------------------------------------
BALANCE SHEET DATA
At December 31                       1995      1994     1993     1992     1991
                                    ------   ------   ------   ------   ------
Total current assets                20,216    7,572    2,313    1,454      812
Total assets                        26,182    8,912    3,153    1,880    1,149
Total current liabilities            7,956    5,631    1,706    1,086      436
Total long term liabilities          9,695      319      777      577      733
Total Liabilities                   17,650    5,950    2,483    1,664    1,168
Stockholder's Equity                 8,531    2,962      670      216     (19)
Working capital                     12,260    1,941      607      368      377
- ------------------------------------------------------------------------------

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations.

1995 Compared to 1994. The Company's revenues increased to $94,361,629 from the $38,950,683 for the year ended December 31, 1995, as compared to the year ended December 31, 1994. This represents an increase of $55,410,946 or 142%. The sales increase came from an increase in same store sales, and from the opening of new locations, as indicated below:

                    Same store sales         $13,741,807
                    New locations            $41,669,139
                                             -----------
                    Total increase           $55,410,946

The increase in revenues also resulted in an increase in net profit for the year ended December 31, 1995 of $2,061,807 compared to a net profit of $851,805 for the same period a year earlier. This represents an increase of $1,210,002 or 142%. The increase in net profits is primarily the result of a high level of growth in revenues. The high levels of growth have required that the Company continue to incur corresponding levels of operating expenses. Consequently, as a percentage of revenues, net profit has stayed relatively constant as a percentage of revenues at 2.2% in 1995 and 1994. Management anticipates high levels of growth through 1996, and expects that net profits as a percentage of revenues will remain relatively constant during this period.

The Company grew from fifty-one operating dispatch locations at December 31, 1994 to 106 operating locations at December 31, 1995, an increase of fifty-five operating dispatch locations for the year.

Opening costs for new dispatch locations, which are expensed, are estimated to have averaged $35,000 per location in 1995 and $25,000 in 1994. In the aggregate, a total of $1,925,000 was expended on new location openings for the year ended December 31, 1995, compared to $850,000 for the year ended December 31, 1994. The costs of opening new dispatch locations continues to increase. The increases are primarily the result of a longer manager training period at Labor Ready University and the added opening costs related to the upgraded computer software.

In order to maintain pace with the Company's growth, during 1995, the Company underwent a significant upgrade of its computer systems. The upgraded system is now designed to accommodate continuing growth, and provides management with all of the informational tools needed to manage the increasing number of locations. The costs of the computer system upgrades have been capitalized and are reflected as fixed assets on the balance sheet.

Cost of revenues increased to $76,642,962 for the year ended December
31, 1995 from $30,712,945 for the same period in 1994, an increase of $45,930,017 or 150%. Cost of revenues as a percentage of revenues increased to 81.2% for the year ended December 31, 1995, from 78.8% for the year ended December 31, 1994, an increase of 2.4%. This increase in costs as a percentage of revenues is primarily the result of the Company's use of lower introductory rates to attract new customers at new stores.

Operating expenses increased to $13,639,034 from $6,592,555 in 1995 compared to 1994, an increase of $7,046,479 or 107%. As a percentage of revenues, operating expenses decreased to 14.5% for the year ended December 31, 1995, from 16.9% for the same period a year earlier. This percentage decrease in operating expenses partially offset the percentage increase on cost of revenues, and resulted primarily from more efficient administrative operations, and economies of scale which have accompanied the high levels of growth.

The Company has a net deferred tax asset of $715,407 at December 31, 1995, resulting primarily from temporary timing differences. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the benefit from the asset will be realized in the current period based on the historical levels of pre-tax income.

1994 Compared to 1993. The Company earned a net income for the year ended December 31, 1994 of $851,805 vs. a net income of $ 269,008 for the same period a year earlier; a difference of $582,797.

The primary factor creating the net increase in profits was the fact that management made the decision to rapidly expand its operations in 1994. This expansion resulted in an increase in revenues. The Company grew from seventeen operating dispatch halls at December 31, 1993 to fifty-one operating and reporting dispatch halls at December 31, 1994 .

The Company had a negative cash flow from operating activities for 1994 in the amount of $2,250,551, and a net cash outlay for capital expenditures in the amount of $593,460. The total of $2,844,111 was financed by borrowings in the amount of $2,062,188 and net proceeds from the issuance of equity securities in the amount of $1,130,223, leaving a net cash surplus for the year.

For the year ended December 31, 1994 revenues increased to $38,950,683 from $15,658,832 for the year earlier period, an increase of $23,291,851 or 149%. Costs of revenues and related selling, general, and administrative expenses increased proportionately. Thirty-four new dispatch halls were opened in the year ended December 31, 1994 which generated revenues of $13,255,922.

 A summary of the revenues for the years ended 1994 and 1993 follow:

                                      1994                      1993
                              Revenues     Per Hall     Revenues     Per Hall
17 existing dispatch halls $ 25,694,761  $1,511,457  $ 15,658,832   $ 921,108
34 new dispatch halls      $ 13,255,922  $ 389,880

Selling, general, and administrative expenses increased from $2,651,702 to $6,592,555, an increase of $3,940,853 or 149%, reflecting additional salaries and expenses needed for the Company's continued growth and expansion.

In the aggregate, as a percentage of revenues, selling, general, and administrative expenses did not change. Salaries increased to $1,130,168 from $517,588. The increase represents normal salary adjustments which occur on an annual basis. Administrative expenses increased in 1994 compared to 1993 as a result of the Company's continuing growth. Increases within line item categories are either proportional to the increase in revenues or are not material.

Repairs and maintenance increased as a percentage of revenues, from .5% to 1.2 %. The increase was due to the updating of existing dispatch halls and new dispatch location expansion. Contract and professional fees increased as a percentage of revenues to 2.0% from 1.2%. The increase was primarily related to the increased need for professional services in connection with expansion activities, workers' compensation advisory services, employee testing, general corporate governance activities, and legal and auditing costs. Uncollectible accounts decreased as a percentage of revenues to .9% from 1.7%. The decrease was due in part to the Company's development of computer software for control management of customer credit. Management continues to monitor uncollectible accounts and the Company continues with a policy of aggressively pursuing delinquent accounts in order to control future uncollectibles.

In 1994, the Company incurred interest charges on borrowings of $510,772, an increase of $155,753 over 1993. The impact of the increase in interest charges was lessened somewhat by a reduction in the effective rate charged the Company for its operating line of credit. The reduction resulted in a decrease in interest charges to 1.3% from 2.3%, as a percentage of revenues.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No. 109), effective December 31, 1993. SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Liquidity and Capital Resources.

During 1995 and 1994, the Company used net cash in operating activities of $3.7 million and $2.25 million, respectively, an increase of 64.4%, reflecting the significant growth in the Company's revenues and accounts receivable, and opening of 54 new offices. Management anticipates continuing cash flow deficits from operations while the Company's growth in the number of offices continues at a rapid rate. Management expects such cash flow deficits will be financed by short term lines of credit, long term debt and sale of additional equity securities.

The Company financed its operations and growth in 1995 primarily through debt financing. In early 1995, holders of outstanding warrants to purchase the Company's common stock agreed to exercise 474,960 warrants for 474,960 shares of common stock with an aggregate exercise price of $1.78 million. In
August 1995, the Company and its lender agreed to expand the size of its operating line of credit (secured by accounts receivable) from $6 million to $9 million.

In October 1995, the Company completed a private placement financing of $10 million in 13.0% Senior Subordinated Notes (the "Notes") which netted the
 Company $9.2 million. Under the terms of the Notes, which require principal payments beginning in 1998 and mature in 2002, the Company pledged its remaining assets as collateral and agreed to issue warrants to the purchasers of the Notes to purchase 10% of the outstanding common stock of the Company at an exercise price of $11.67 per shares (as adjusted for the Company's recent 3 for 2 stock split). The warrants are exercisable at any time prior to the seventh anniversary of the Notes and six years from the date the Notes are paid in full.

In connection with the issuance of the Notes, the amount of the Company's operating line of credit was reduced to $5 million and the terms extended through June 1996. Subsequent to year end, the Company refinanced its existing line of credit. The Company obtained from U.S. Bank of Washington a new revolving credit facility which provides for borrowing of up to $10 million secured by accounts receivable. As of March 28, 1996, the Company borrowed $4.4 million against this line. The U.S. Bank line of credit bears interest at a rate of prime plus 1/4%

There is some uncertainty in connection with government regulation and health care proposals, and the effects such proposals would have on the temporary help industry if new laws were enacted. It is generally believed that health care reform would have the effect of increasing costs of temporary employees to the Company and no assurances can be given that such increased costs could be passed on to the Company's customers. The Company is also aware that workers' compensation costs and unemployment insurance premiums are generally increasing. The Company has not, however, experienced a significant variance in its rates due to its efforts to hold such costs down through internal monitoring and control, as well as its participation in a cooperative workers' compensation rebate association. At present, the Company is not aware of any material trends or uncertainties that will have a material impact on short or long-term liquidity, other than those discussed above.

During 1996, the Company expects to continue opening new dispatch halls. The capital requirement of such openings costs $30,000 to $50,000, and new location start-up costs will be a continuing drain on liquidity.
The Company intends to finance new dispatch halls with available cash from lines of credit and internally generated cash flows. To the extent that the Company's resources are not sufficient to finance new location start-ups, or are not sufficient to open all currently targeted dispatch halls, the Company would scale back its expansion plans. In such event, the Company's growth rate would slow or cease, and operating results could be adversely affected. At present, the Company has adequate capital to open all dispatch halls for which it has made commitments.

Inflation is not expected to have a material impact on the Company's operations in the near future. As inflation continues to affect pricing in the general economy, the cost of labor will likely increase. As labor costs generally increase, Management believes that the Company will be in a position to increase its pricing to its customers at a corresponding rate. As a result, inflation may impact the Company's total revenues, but should not impact to any significant degree, the bottom line.

Recent Accounting Pronouncements

In October, 1995, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires that companies recognize the cost of stock-based employee compensation on the fair value of the stock options. SFAS No. 123 is effective for financial statements issued for fiscal years beginning after December 15, 1995, and is not expected to have a significant impact on the Company's financial statements.

In March, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995, and is not expected to have a significant impact on the Company's financial statements.


Item 8. Financial Statements and Supplementary Data.

The financial statements are located on pages 15 through 35 of this Form 10-K. The financial statements Table of Contents is located on page 15.

                               LABOR READY, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS



                              TABLE OF CONTENTS

                                                                Page
     Independent Auditors' Report                              16-17

     Consolidated Balance Sheets
       at December 31, 1995 and 1994                           18-19

     Consolidated Statements of Income
       for the Years Ended December 31, 1995, 1994 and 1993       20

     Consolidated Statements of Stockholders' Equity
       for the Years Ended December 31, 1995, 1994 and 1993       21

     Consolidated Statements of Cash Flows
       for the Years Ended December 31, 1995, 1994 and 1993    22-23

     Summary of Accounting Policies                            24-26

     Notes to Consolidated Financial Statements                27-35


All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

           INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


The Board of Directors and Stockholders of
Labor Ready, Inc.


We have audited the accompanying consolidated balance sheets of Labor Ready, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Labor Ready, Inc. and subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Spokane, Washington                          /s/BDO Seidman, LLP
March 6, 1996

INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders of
Labor Ready, Inc.


I have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Labor Ready, Inc. for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted an audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1993 of Labor Ready, Inc. in conformity with generally accepted accounting principles.



Terrence J. Dunne
Certified Public Accountant
February 7, 1994
As restated June 22, 1994

LABOR READY, INC.                                 Consolidated Balance Sheets

ASSETS
December 31,                                               1995           1994
- ------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                     $  5,359,113     $  603,977
     Accounts receivable, less allowance
          for doubtful accounts of
          $868,607 and $365,927 (Notes 2 and 12)     12,182,806      5,162,830
     Workers' compensation deposits and
          credits (Note 1)                            1,886,644      1,337,369
     Prepaid expenses and other                         602,052        348,814
     Deferred income taxes (Note 9)                     185,011        118,590
                                                      ---------       --------

          Total current assets                       20,215,626      7,571,580

Property and equipment (Note 3):
       Buildings and land                             1,536,086        366,920
     Computers and software                           2,005,985        704,150
                                                      ---------       --------
                                                      3,542,071      1,071,070
     Less accumulated depreciation                      690,648        244,497

          Property and equipment, net                 2,851,423        826,573
                                                      ---------       --------

Other assets:
     Intangible assets, less amortization
          of $114,588 and $69,020                       962,632        191,431
     Workers' compensation deposits and credits,
          less current portion  (Note 1)              1,427,905        105,832
     Deferred income taxes (Note 9)                     530,396         94,366
     Other                                              193,653        122,194
                                                      ---------       --------

          Total other assets                          3,114,586        513,823
                                                      ---------       --------

          Total assets (Notes 2 and 4)              $26,181,635    $ 8,911,976
- ------------------------------------------------------------------------------
See accompanying summary of accounting policies and notes to consolidated financial statements

LABOR READY, INC.                                  Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY
December 31,                                                1995          1994
- ------------------------------------------------------------------------------
Current liabilities:
     Checks issued against future deposits            $   514,842  $        -
     Accounts payable                                   1,118,081     364,639
     Accrued wages and related expenses                 1,588,147     821,487
     Workers' compensation claims (Note 1)              1,943,338     708,869
     Income taxes payable (Note 9)                      1,161,000     497,000
     Note payable (Note 2)                              1,591,206   3,160,580
     Current maturities of long-term debt (Note 3)         39,117      78,291
                                                      -----------   ----------
          Total current liabilities                     7,955,731   5,630,866
                                                      -----------   ----------

Long-term liabilities:
     Long-term debt, less current maturities (Note 3)     953,937     244,250
     Subordinated debt, less unamortized discount
          of $1,259,377 (Note 4)                        8,740,623           -
     Convertible debentures (Note 6)                            -      75,000
                                                      -----------   ----------

          Total long-term liabilities                   9,694,560     319,250
                                                      -----------   ----------

          Total  liabilities:                          17,650,291   5,950,116
                                                      -----------   ----------

Commitments and contingencies (Note 10)

Stockholders' equity:
     Preferred stock, $0.667 par value (Note 7):
          5,000,000 shares authorized; issued
            and outstanding 1,281,123 shares              854,082     854,082
     Common stock, no par value (Note 8)
          25,000,000 shares authorized; issued and
            outstanding, 5,879,133 and 4,971,594 shares 7,116,422   3,540,187
     Cumulative foreign currency translation adjustment   (28,707)     (2,853)
     Retained earnings (accumulated deficit)              589,547  (1,429,556)

          Total stockholders' equity                    8,531,344   2,961,860

          Total liabilities and stockholders' equity  $26,181,635 $ 8,911,976
- ------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

LABOR READY, INC.                           Consolidated Statements of Income

Year Ended December 31,                        1995          1994         1993

Revenues from services                    $94,361,62  $38,950,683  $15,658,832
Costs and expenses:
     Cost of services                     76,642,962   30,712,945   12,400,599
     Selling, general and administrative  13,639,034    6,592,555    2,651,702
     Interest and other, net                 866,113      457,378      353,569
                                          ----------   ----------   ----------

Income before taxes on income
     and extraordinary item                3,213,520    1,187,805      252,962
Taxes on income (Note 9)                   1,151,713      336,000       31,775
                                          ----------   ----------   ----------

Income before
     extraordinary item                    2,061,807      851,805      221,187
Extraordinary item - forgiveness of debt
     (net of income tax effect of $24,635)         -            -       47,821
                                           ---------   ----------   ----------

Net income                                $2,061,807   $  851,805    $ 269,008
                                          ---------   -----------   ----------

Earnings per common share:
     Income before extraordinary item        $  0.34      $  0.18        $0.04
     Extraordinary item                            -            -        $0.02
                                           ---------   -----------   ---------

     Net income                              $  0.34      $  0.18        $0.06
                                          ----------   ----------   ----------

     Weighted average shares outstanding   5,861,500    4,454,883     ,668,585
- ------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

LABOR READY, INC.                                               Consolidated Statements of Stockholders' Equity for the
                                                                      Years Ended December 31, 1995, 1994 and 1993.

                                                                                                            Cumulative
                                                                                         Retained           Foreign
                                                                                         Earnings           Currency
                                 Common Stock             Preferred Stock            (Accumulated           Translation
                              Shares      Amount         Shares        Amount             Deficit)          Adjustment
- ------------------------------------------------------------------------------------------------------------------------
Balance, Jan. 1, 1993       2,524,902    $1,819,756     1,504,632    $1,003,088       ($2,606,516)     $            -
- ------------------------------------------------------------------------------------------------------------------------

Net income for the year             -             -             -             -           269,008                   -
     Common stock exchanged for:
     Equipment from related
          party                60,000         8,000             -             -                 -                   -
     Notes                    142,500        95,000             -             -                 -                   -
     Services                   8,100         2,850             -             -                 -                   -
     Real estate               49,341        37,500             -             -                 -                   -
     Software                   4,500         7,500             -             -                 -                   -
Common stock sold
  for cash                     22,500        11,250             -             -                 -                   -
Common stock options
   exercised                1,079,310       143,908             -             -                 -                   -
Debentures converted           13,158        10,000             -             -                 -                   -
Preferred stock dividend            -             -             -             -           (50,154)                  -
- ------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1993      3,904,311     2,135,764     1,504,632     1,003,088        (2,387,662)                  -
- ------------------------------------------------------------------------------------------------------------------------
Net income for the year             -             -             -             -          851,805                    -
Debentures converted          356,843       271,200             -             -                -                    -
Common stock issued
  from private placement      712,440     1,130,223             -             -                -                    -
Preferred stock canceled            -             -      (223,509)     (149,006)         149,006                    -
Common stock canceled
  on lapsing  subscriptions    (3,500)       (2,000)            -             -                -                    -
Common stock issued
               for services     1,500         5,000             -             -                -                    -
Foreign currency translation        -             -             -             -                -                2,853)
Preferred stock dividend            -             -             -             -          (42,705)                   -
- ------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1994      4,971,594     3,540,187     1,281,123       854,082       (1,429,556)              (2,853)
- ------------------------------------------------------------------------------------------------------------------------

Net income for the year             -             -             -             -        2,061,807                    -
Common stock issued on
conversion of debt            119,972       382,364             -             -                -                    -
Common stock issued
  for 401(k) Plan               1,197         7,679             -             -                -                    -
Common stock issued
  from private placement       14,000        69,998             -             -                -                    -
Common stock issued on
  warrants exercised          742,370     1,781,100             -             -                -                    -
Common stock issued on
  the exercise of options      30,000        45,000             -             -                -                    -
Detachable stock warrants           -     1,290,094             -             -                -                    -
Preferred stock dividend            -             -             -             -          (42,704)                   -
Foreign currency translation        -             -             -             -                -              (25,854)
- ----------------------------------------------------------------------------------------------------------------------

Balance, Dec. 31, 1995      5,879,133    $7,116,422     1,281,123      $854,082          $589,547            $(28,707)
- -----------------------------------------------------------------------------------------------------------------------
See accompanying summary of accounting policies and notes to consolidated financial statements.



LABOR READY, INC.         Consolidated Statements of Cash Flows for the Years
                                       Ended December 31, 1995, 1994 and 1993.

                  Increase (Decrease) in Cash and Cash Equivalents

Year Ended December 31                          1995        1994         1993

Cash flows from operating activities:
     Net income:                          $2,061,807  $  851,805   $  269,008
Adjustments to reconcile net income to
     net cash used in operating activities:
           Depreciation and amortization     522,436     178,416       65,135
          Common stock issued for services         -       5,000        2,850
          Provision for doubtful accounts  1,084,526     341,799      119,049
          Forgiveness of debt, extraordinary       -           -      (72,456)
          Deferred income taxes             (502,451)   (260,000)      47,044
Changes in assets and liabilities:
          Accounts receivable             (8,104,502) (3,597,793)  (1,045,788)
          Workers' compensation deposits
             and credits                  (1,871,348) (1,265,962)    (177,239)
          Prepaid expenses and other        (324,697)   (234,221)     (44,224)
          Accounts payable                   753,442     239,186       46,353
          Accrued wages and benefits         774,339     535,281      188,021
          Accrued workers'
             compensation claims           1,234,469     458,938      173,038
          Income taxes payable               664,000     497,000      (20,717)
- ------------------------------------------------------------------------------
Net cash used in operating activities     (3,707,979)  2,250,551)     449,926)
- ------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                 (2,471,001    (549,959)    (176,383)
     Intangible assets acquired                    -     (43,501)           -
- -----------------------------------------------------------------------------
Net cash used in investing activities     (2,471,001)   (593,460)    (176,383)
- -----------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

LABOR READY, INC.        Consolidated Statements of Cash Flows for the Years
                                       Ended December 31, 1995, 1994 and 1993.

                   Increase (Decrease) in Cash and Cash Equivalents
Year Ended December 31                          1995        1994        1993
- ------------------------------------------------------------------------------
Cash flows from financing activities:
     Net borrowings on note payable       (1,569,374)  2,177,409     163,771
     Checks issued against future deposits   514,842           -           -
     Proceeds from issuance of common stock   69,998   1,130,223      11,250
     Proceeds from warrants exercised      1,781,100           -           -
     Proceeds from options exercised          45,000           -           -
     Debt issue costs                       (816,769)          -           -
     Proceeds from stock subscriptions             -      79,325      13,675
     Proceeds from issuance of
          convertible debentures                   -           -     356,200
     Borrowings on long-term debt          11,529,951     74,000      10,000
     Payments on long-term debt              (552,074)  (189,221)   (103,075)
     Dividends paid                           (42,704)   (50,154)          -
- ----------------------------------------------------------------------------
Net cash provided by financing activities  10,959,970  3,221,582     451,821
- ----------------------------------------------------------------------------
Effect of exchange rates                      (25,854)    (2,853)          -
Net increase (decrease) in cash
     and cash equivalents                   4,755,136    374,718     (174,488)
Cash and cash equivalents:
     Beginning of year                        603,977    229,259      403,747
- -----------------------------------------------------------------------------
     End of year                           $5,359,113 $  603,977   $  229,259
- -----------------------------------------------------------------------------
Supplemental cash flow information:
     Interest paid                         $1,302,929 $  513,497    $ 344,302
                                           ==========  =========    =========
     Income taxes paid                     $  990,164 $   99,000    $  46,552
                                           ==========  =========    =========
Non-cash investing and financing activities:
     Issuance of common stock for subscriptions,
          assets and debt                           -          -    $ 278,233
                                                                    =========
     Issuance of common stock for conversion
          of promissory notes              $  307,364          -            -
                                           ==========
     Contribution of common stock to employer
          401(k) plan                      $    7,679          -            -
                                           ==========
     Assets acquired in exchange for note                      -    $  35,000
                                                                    =========
     Debt forgiven                                  -          -    $   2,456
                                                                    =========
     Cancellation of preferred stock                -  $ 149,006            -
                                                       =========
     Issuance of common stock for conversion
          of convertible debentures        $   75,000  $ 271,200    $  10,000
                                           ==========  =========    =========
     Refinance of note payable, net                 -  $   2,000            -
                                                       =========

 See accompanying summary of accounting policies and notes to consolidated financial statements.

                            LABOR READY, INC.
                Notes to Consolidated Financial Statements
Organization

The consolidated financial statements include the accounts of Labor Ready, Inc. and its wholly-owned subsidiary Labour Ready Temporary Services Limited (collectively referred to as "the Company"). The Company's principal business activity involves providing temporary help services to construction and small manufacturing companies in the United States and Canada. The Company was incorporated under the laws of the State of Washington on March 19, 1985.

All intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition

Revenues from services and the related cost of services are recorded in the period in which the services are performed. Franchise activity and fees are minimal.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

Intangible assets

The intangible assets primarily consist of deferred financing costs, customer lists, and non-compete agreements. The deferred financing costs resulted from the issuance of subordinated debt. The deferred financing costs are being amortized over the life of the subordinated debt. Amortization of the other intangible assets is computed using the straight line method over periods not exceeding ten years. Management evaluates, on an ongoing basis, the carrying value of the intangible assets and makes a specific provision against the asset when an impairment is identified.

Income taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

                               LABOR READY, INC.
                Notes to Consolidated Financial Statements

Earnings per share

The primary earnings per common share was computed by dividing the net income less preferred stock dividends by the weighted average number of shares of common stock and common stock equivalents outstanding for all periods presented. Fully diluted earnings per share does not differ materially from primary earnings per share. In 1995, the Company declared a stock split which has been retroactively applied for 1994 and 1993, in the determination of the weighted average number of shares of common stock and common stock equivalents outstanding.

Foreign currency translation

Assets and liabilities of Labour Ready Temporary Services Limited are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated translation adjustment section of the stockholders' equity.

Workers' Compensation

The Company is generally self-insured for losses and liabilities related to workers' compensation claims. The Company establishes for provisions for future claim liabilities based on the estimates of the ultimate cost of claims and claim losses (including future claim adjustment expenses) that have been reported but not settled, and of losses that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they are made.

Management's Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

The company adopted Statement of Position 93-7, "Reporting on Advertising Costs." This statement was issued by the American Institute of Certified Public Accountants and requires the Company to expense the costs of advertising as incurred or the first time that the advertising takes place. The adoption of this standard did not have a significant effect on the financial statements of the Company.

                             LABOR READY, INC.
                Notes to Consolidated Financial Statements


Stock-Based Compensation

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that companies recognize the cost of stock-based employee compensation plans based on the fair value of the stock options. SFAS No. 123 is effective for financial statements issued for fiscal years beginning after December 15, 1995, and is not expected to have a significant impact on the Company's financial statements.



Accounting for Long-Lived Assets

In March, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995, and is not expected to have a significant impact on the Company's financial statements.

Reclassification

Certain items in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the classifications used in 1995.

                            LABOR READY, INC.
                Notes to Consolidated Financial Statements
NOTE 1 - WORKERS' COMPENSATION CREDITS RECEIVABLE

As required by the laws in the various states in which Labor Ready, Inc. does business, the Company provides workers' compensation insurance to its temporary labor force and office staff. Each state has specific workers compensation programs and requirements regarding the deposit of funds for the payment of workers compensation claims and related claim settlement and administrative expenses. In Washington, Nevada and Ohio (the "monopolistic" states), the Company is required to make payments at a pre-established rate directly with the state employed workers' compensation administrator who in turn disburses funds for the settlement of claims and related expenses. Amounts paid with these state administered programs which are not expected to be disbursed for claims and claim related expenses are returned to the Company over a one-year period beginning one year from the end of the period covered. At December 31, 1995 and 1994, the Company had recorded workers' compensation deposits and credits receivables from the monopolistic states of $967,644 and $312,626.

Workers' compensation claims in the remaining states (the "non-monopolistic" states) are administered by a third party administrator engaged by the Company. These non-monopolistic states allow a fronting insurance company to guarantee Labor Ready's ability to pay these claims and related expenses as they occur, and allow the use of Company managed or selected claims administrators.

In 1995, the Company deposited $4.6 million with a foreign off-shore company for the payment of workers' compensation claims and related expenses on claims originating in the non-monopolistic states. At December 31, 1995, $2.3 million remains on deposit for the payment of future claims and is recorded as workers' compensation deposits and credits. Estimated incurred losses and related settlement and administrative expenses to be paid from those deposits of $1,380,000 are recorded as current workers' compensation claims payable at December 31, 1995.

In 1994, the workers' compensation for non-monopolistic states was administered by a domestic third party administrator and insured by the various states in which the Company employed workers. Workers compensation expense of $5,907,771 and $3,126,601 was recorded in 1995 and 1994 as a component of cost of services.

NOTE 2 - NOTE PAYABLE

The Company pledged its accounts receivable to a private financing company for an accounts receivable revolving credit line. On October 31, 1995, the Company renegotiated its loan agreement which changed the nature of the borrowings to an asset based loan limited to the lesser of 80% of eligible receivables (as defined in the credit agreement) or $5,000,000. Borrowings under the line, which expires on April 30, 1996, are secured by the Company's accounts receivable. Interest on borrowings is charged at prime plus two percent plus a facility fee of one percent per annum and an administrative fee equal to one-fifth of one percent per month. The

                            LABOR READY, INC.
                Notes to Consolidated Financial Statements


agreement requires compliance with certain financial covenants principally relating to working capital, debt to equity, and dividend payment restrictions. As of December 31, 1995, the Company was in compliance with the covenants except for the dividend payment restrictions, for which a waiver was obtained.





Short-term borrowing activity was as follows:
                                                    1995                  1994
- ------------------------------------------------------------------------------

Balance outstanding at year-end               $1,591,206            $3,160,580

Stated interest rate at
  year-end, including applicable fees             11.95%                11.25%

Maximum amount outstanding
  at any month end                            $7,731,789            $4,483,762

Average amount outstanding                    $5,907,364            $2,898,549

Weighted average interest rate
  during the year, including applicable fees      16.49%                15.27%

The average amount outstanding and the weighted average interest rate during the year were computed based upon the average daily balances and rates.

On February 15, 1996, the Company entered into an agreement with US Bank to provide Labor Ready, Inc. with a $10,000,000 revolving line of credit with an interest rate of prime plus one quarter of one percent maturing on September 30, 1996. At the option of the Company, the interest rate can be locked at the rate in effect as of the date this option is exercised. This agreement replaces the Company's former line of credit. The line of credit will be collateralized by all the Company's accounts, chattel paper, contract rights and general intangibles.

                            LABOR READY, INC.
                Notes to Consolidated Financial Statements


NOTE 3 - LONG-TERM DEBT

The Company's long-term debt at December 31 consists of the following:

                                                          1995            1994
- ------------------------------------------------------------------------------

Mortgage note payable - secured by a building in Tacoma,
Washington, payable at $4,721 per month through
May, 2005, including interest at 9.71%                $523,124      $       -

Mortgage note payable - secured by a building in Tacoma,
Washington, payable at $1,736 per month through
January, 2015, including interest at 8.5%              196,707              -

Mortgage note payable - secured by a building in
Tacoma, Washington, payable at $1,637 per month
through February, 2004, including interest at  8%      112,366         122,589

Mortgage note payable - secured by a building in Kansas
City, Missouri, payable at $988 per month through
June, 2005, including interest at 10.5%                 70,757              -

Mortgage note payable - secured by a building in
Kent, Washington, payable at $1,142 per month through
January, 2000, including interest at 9%                 46,671         55,000

Mortgage note payable - secured by a building in Kansas
City, Missouri, payable at $601 per month through
March, 2004, including interest at 8%                   43,429         46,999

Unsecured note payable to Washington State
Department of Labor & Industries, payable at
$4,342 per month through  October, 1996,
including interest at 12%.  Paid in full in 1995.            -         85,953

Other notes payable                                          -         12,000
- -----------------------------------------------------------------------------

Long-term debt                                         993,054        322,541
Less current maturities                                 39,117         78,291
- -----------------------------------------------------------------------------

Total long-term debt                                  $953,937       $244,250
=============================================================================

                            LABOR READY, INC.
                Notes to Consolidated Financial Statements

Scheduled long-term debt maturities at December 31, 1995 are as follows:

     Year ending December 31,                          Amount
- ------------------------------------------------------------------------------
                         1996                        $  39,117
                         1997                           45,360
                         1998                           47,690
                         1999                           52,097
                         2000                           43,881
                   Thereafter                          764,909
- ------------------------------------------------------------------------------
                        Total                        $ 993,054
==============================================================================


NOTE 4 - SUBORDINATED DEBT

In November, 1995, the Company issued subordinated debt with detachable stock warrants in exchange for $10,000,000. The debt, which is secured by substantially all assets of the Company, bears interest at 13% and is to be repaid in 17 quarterly installments of $588,235 commencing in October 1998. The Company recorded a debt discount and allocated $1,259,377 of the proceeds to the value of the detachable stock warrants. (See note 8.) In connection with arranging the debt agreement, the Company incurred costs of approximately $800,000, which have been included in other assets and will be amortized over the life of the debt. The debt agreement contains various financial covenants, primarily related to minimum net worth, capital additions and cash flow requirements, with which the Company was in compliance at December 31, 1995.

Scheduled maturities of the subordinated debentures at December 31, 1995 are as follows:

     Year ending December 31,                                      Amount

                        1996                                   $        0
                        1997                                            0
                        1998                                      588,235
                        1999                                    2,352,940
                        2000                                    2,352,940
                   Thereafter                                   4,705,885
- -----------------------------------------------------------------------------
                       Total                                   10,000,000
     Less unamortized discount                                 (1,259,377)
- -----------------------------------------------------------------------------

Subordinated debt, net of discount                           $  8,740,623
==============================================================================

                            LABOR READY, INC.
                Notes to Consolidated Financial Statements


NOTE 5 - RELATED PARTY DEBT

In 1995, officers of the Company provided cash in exchange for short term notes payable. These notes payable were at an interest rate of 12% with aggregated loans of $424,687. These notes payable were paid in full during 1995.

In January 1993, the officers used $143,908 of the related long-term debt due related parties outstanding at December 31, 1992 to exercise common stock options. The officers forgave $72,456 of this debt which is reflected as an extraordinary item in 1993.

NOTE 6 - CONVERTIBLE DEBENTURES

In 1993, the Company sold $356,200 of convertible debentures. The debentures were convertible into common stock at prices which increase at $.09 per year from $.76 per share through June 30, 1994 to $1.13 per share through June 30, 1998. In 1994, $271,200 of the debentures was converted into 356,843 shares at $.76 per share. In 1995, the remaining $75,000 of convertible debentures were converted to 87,893 shares of common stock at the established conversion rate of $.85.

NOTE 7 - PREFERRED STOCK

The Company has authorized 5,000,000 shares of blank check preferred stock.

The preferred stock is issuable in one or more series, each with such designations, preferences, rights, qualifications, limitations and restrictions as the Board of Directors of the Company may determine and set forth in supplemental resolutions at the time of issuance, without further shareholder action.

The initial series of preferred stock of the corporation authorized by the Board of Directors in accordance with the Articles of Incorporation, was designated as Preferred Stock, Series A. At December 31, 1995 and 1994, the Company had 1,281,123 outstanding shares of the "Series A" preferred stock with the following terms:

Par value $.662/3, each share of Series A Preferred stock shall be entitled to one vote in all matters submitted to a vote of the shareholders of the Company. The Series A Preferred stock will vote on par with the common shares as a single class unless the action being considered involves a change in the rights of the Series A Preferred stock. The Series A Preferred stock bears a cumulative annual dividend rate of five percent accrued on December 31 of each year, is redeemable at par value plus accumulated dividends at the option of the Company at any time after December 31, 1994 and contains an involuntary preferential liquidation distribution equivalent to the par value plus all accumulated dividends remaining unpaid.

                            LABOR READY, INC.
                Notes to Consolidated Financial Statements

In February, 1996, the Board of Directors authorized a three-for-two preferred stock split. This preferred stock split was effected in the form of three shares of preferred stock issued for every two shares of preferred stock outstanding as of the date of declaration. All applicable share and per share data have been adjusted for the stock split.

During 1994, 223,509 shares of preferred stock outstanding were canceled as a result of settlement of litigation. There is no established market for the Company's preferred stock and management estimated the value of these canceled shares to be insignificant.

A preferred stock dividend in the amount of $42,704 was accrued December 31, 1995 and 1994, and paid in January, 1996 and 1995.

NOTE 8 - COMMON STOCK

In 1995, the Board of Directors granted options to purchase 54,900 shares of the Company's common stock at a price equal to 85% of the common stock's bid price at the date of grant ($5.45 to $13.60), based on a rate of one option for one share of common stock. These options will vest evenly over a four year period from the date of grant and generally expire five years from the date of grant.

In November, 1995, the Board of Directors declared a three-for-two common stock split. This common stock split was effected in the form of three shares of common stock issued for every two shares of common stock outstanding, as of the date of declaration. All applicable share and per share data have been adjusted for the stock split.

In 1994, the Board of Directors granted options to purchase 226,500 shares of the Company's common stock. Of these options, 46,500 are exercisable at 85% of the common stock's bid price at the date of grant ($2.27 to $4.82), based on a rate of one option for one share of common stock. The options will vest at a rate of 25% annually, beginning one year from the date of grant and generally expire five years from the date of grant. The remaining 180,000 of stock options outstanding at December 31, 1994 are exercisable at prices at or above the common stock's market price at the date of grant ($1.83 to $5.00), based on a rate of one option for one share of common stock. These options were fully vested upon grant and expire two years from the date of grant.

On September 30, and October 31, 1994, respectively, the Company issued 287,700 and 424,740 shares of common stock for $1.67 per share in a private placement. Included with each share of common stock issued, were detachable warrants for one share of common stock each. Warrants are exercisable for three years at a price of $2.50 per share and the warrants are callable at a price of $2.50 per share.

In connection with the issuance of $10,000,000 of subordinated debt in 1995 (see note 4), the Company issued warrants to purchase 742,370 shares

                            LABOR READY, INC.
                Notes to Consolidated Financial Statements


of common stock at an exercise price of $11.67 per share. The warrants expire in October, 2002.

NOTE 9 - INCOME TAXES

Temporary differences which gave rise to the deferred tax assets
(liabilities) at December 31 are:

                                                       1995             1994
- -----------------------------------------------------------------------------
Allowance for doubtful accounts                  $  323,990         $143,635
Prepaid expenses                                   (161,385)         (114,277)
Workers' compensation credits receivable           (360,931)         (125,050)
Workers' compensation reserves                      207,976           153,475
Net operating loss carryforwards                    126,985           146,653
Workers' compensation deposits and credits          513,919                 -
Vacation accrual                                     20,515                 -
Foreign net operating loss carryforwards             75,166                 -
Other, net                                          (30,828)            8,520
- ------------------------------------------------------------------------------

Total deferred tax assets, net                      715,407           212,956
Less non-current deferred tax assets, net           530,396            94,366
- ------------------------------------------------------------------------------

Current deferred tax assets, net                   $185,011         $ 118,590
==============================================================================

The Company has assessed its past earnings history and trends, budgeted sales, expiration dates of loss carryforwards, and its ability to implement tax planning strategies which are designed to accelerate or increase taxable income. Based on the results of this analysis, no valuation allowance has been established as management believes that it is more likely than not that the deferred tax asset of $715,407 will be realized.


As of December 31, 1995, the Company has operating loss carryforwards totaling $340,444, limited to use of $26,188 per year, the majority of which expire in 2006.

                            LABOR READY, INC.
                Notes to Consolidated Financial Statements

The provision (benefit) for income taxes consists of:
                                              1995           1994        1993
- -----------------------------------------------------------------------------

Current:
     Federal                            $1,419,728     $  506,919     $     -
     State                                 234,436         89,081       9,366
- ------------------------------------------------------------------------------

Total current                            1,654,164        596,000       9,366

- ------------------------------------------------------------------------------

Deferred:
     Federal                              (482,051)      (221,074)     47,044
     State                                 (20,400)       (38,926)          -
- ------------------------------------------------------------------------------
Total deferred                            (502,451)      (260,000)     47,044
- ------------------------------------------------------------------------------
Total taxes on income                   $1,151,713     $  336,000     $56,410
==============================================================================

A reconciliation between taxes computed at the United States federal statutory tax rate, and the consolidated effective tax rate is as follows:

                                 1995              1994              1993
                            Amount    %       Amount    %       Amount    %
- -----------------------------------------------------------------------------
Income tax expense based on
   statutory rate        $1,092,597   34    $ 403,853   34     $ 110,642   34
Increase (decrease) resulting from:
   State income taxes, net of
        federal benefit     106,046    3       71,268    6
   Change in valuation allowance  -          (157,128) (13)

Utilization of net operating losses
   not previously benefited (46,930)  (1)          -             (58,794) (18)
Other, net                        -            18,007    1         4,562    1
- ------------------------------------------------------------------------------
Total taxes on income    $1,151,713   36    $ 336,000   28     $  56,410   17
==============================================================================
NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company rents certain properties for temporary labor dispatching operations. The leases are all short term with ninety day buy-out provisions and expire at various dates. Certain of these leases require additional payments for taxes, insurance, maintenance and renewal options. Lease commitments for 1996 at December 31, 1995 total $358,000. Lease expenses for 1995, 1994, and 1993 totaled $1,113,000, $380,000, and
$162,000 respectively.

                            LABOR READY, INC.
                Notes to Consolidated Financial Statements


The Company is involved in various lawsuits arising in the ordinary course of business which will not, in the opinion of management, have a material effect on the Company's results of operations.

The Board of Directors entered into an executive employment agreement with a key officer of the Company. The agreement is for a period of time commencing on October 31, 1995, and ending December 31, 1998, and which contains certain restrictions on the covered employee. Officer compensation under this agreement has been set by the Board at $375,000 per year and shall be increased annually on the first of each calendar year to 110% of the preceding years' salary.

NOTE 11 - RETIREMENT PLAN

Effective October 1, 1994, the Company established a 401(k) savings plan for qualifying employees. Employee contributions to the 401(k) plan are matched by the Company $0.25 for every $1 up to the legal maximum eligible employee's gross earnings. Employees are eligible the calendar quarter following the completion of one year of service and are fully vested in the 401(k) plan after five years of service. The amount charged to expense under the 401(k) plan totaled $48,150 and $7,800 in 1995 and 1994 respectively.

NOTE 12 - VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts activity was as follows:

                                                     1995              1994
- -----------------------------------------------------------------------------
Balance at beginning of year                 $    365,927         $ 149,361
Charged to expense                              1,084,526           341,799
Write-offs, net of recoveries                    (581,846)         (125,233)
- -----------------------------------------------------------------------------

Balance at end of year                       $    868,607         $ 365,927
=============================================================================

                            LABOR READY, INC.
                Notes to Consolidated Financial Statements



NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company's financial instruments at December 31, were as follows:

                                    1995                         1994
- -----------------------------------------------------------------------------
                             Carrying     Fair          Carrying       Fair
                              Amount      Value          Amount        Value
- ------------------------------------------------------------------------------

Cash and cash equivalents   5,359,113    5,359,113       603,977     603,977
Short-term borrowings       1,591,206    1,591,206     3,160,580   3,160,580
Long-term debt                993,054    1,012,248       322,541     304,248
Subordinated debt           8,740,623    8,709,000             -           -
Warrants                            -    1,290,000             -           -
- ------------------------------------------------------------------------------
The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

Short-term borrowings: The carrying amounts of the short-term borrowings approximates fair value due to the short-term maturity of the debt.

Long-term debt: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.

Subordinated debt: The fair value of the subordinated debt, representing the amount at which the debt could be exchanged on the open market, are determined based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

Warrants: The fair value of the warrants is based on the difference between the face value of the related debt and the present value of the future stream of debt payments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no disagreements with the Company's outside auditor on accounting and financial disclosures during the periods covered by this Form 10-K.

As previously reported on Form 8-K, on June 22, 1994, the Company engaged BDO Seidman, LLP, as independent accountants to audit the Company's financial statements as of and for the years ended December 31, 1995 and 1994. BDO Seidman, LLP, replaced Terrence J. Dunne, CPA, as the Company's independent auditor. Mr. Dunne audited the Company's financial statements for the year ended December 31, 1993.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Tenure of Directors and Officers

All members of the Board of Directors hold office until the annual meeting of shareholders or until their successors are duly elected and qualified. The Executive Officers serve at the pleasure of the Board of Directors.

Identification of Directors, Officers and Key Employees
            Name          Age    Position
     Glenn A. Welstad     52     Director & President
     Ronald Junck         48     Director & Secretary
     Robert J. Sullivan   65     Director & Treasurer
     Thomas McChesney     49     Director
     Ralph Peterson       60     Director, Chief Financial Officer, and
                                  Assistant Secretary

Business Experience

The business experience and brief resumes on each of the Directors, Executive Officers, and significant employees are as follows:

Glenn Welstad: Mr. Welstad is the Chief Executive Officer, Chairman of the Board of Directors and President of the Company. Mr. Welstad has held that position since February, 1988. From September , 1969 through March 1984, Mr. Welstad was active in the restaurant business. Starting with one restaurant in 1969, Mr. Welstad expanded operations and incorporated Northwest Management Corporation. Doing business in five states and twenty-two locations, operations included eight Hardees Hamburger Restaurants, as well as pizza and Mexican restaurants. In March 1984, Mr. Welstad sold all of his outstanding shares of Northwest Management Corporation to North Central Foods, Inc. From February, 1987 to March 1989, Mr. Welstad was an officer of Body Toning, Inc., W.I.T. Enterprises, and Money Mailer.

Robert J. Sullivan: Mr. Sullivan was elected as a director at the calendar 1994 annual meeting held on July 20, 1995. From November, 1994, until his election in July, 1995, Mr. Sullivan served as an appointed member of the Board, serving out the remainder of the term of a former director. Prior to joining the Board, Mr. Sullivan served for two years in a consulting capacity for the Company and is familiar with the Company's operations. Mr. Sullivan has had an extensive career in financial management, as both a CPA-audit manager, and as a member of the executive office. Most recently, Mr. Sullivan has served as a business and financial consultant to a number of emerging growth companies. A listing of Mr. Sullivan's employment history includes:
1957 - 1966, Price Waterhouse & Co. - CPA, audit manager; 1966 - 1968, American Express Company - Senior Financial Manager; 1968 - 1972, Bush Universal, Inc. - CFO, New York Stock Exchange Listed Company; 1972 - 1982, American Express Company - Senior Financial Manager; 1982 - 1985, Cablevision Systems, Inc. - General Manager and CFO; 1986 - 1987, Financial Consultant to three companies; 1987 - 1989, Micron Products, Inc. - CFO and later President of American Stock Exchange listed company - medical products manufacturing and distribution; 1990 - 1991, Unifast Industries, Inc. - CFO of manufacturing business; 1992 - 1993, Reserve Supply Company of Long Island - General Manager of building supplies business; and 1993 -1994, Labor Ready, Inc. - financial consultant.

Thomas E. McChesney: Mr. McChesney was elected as a Director of the Company on July 20, 1995. Until July 1995, Mr. McChesney was employed by Paulson Investment Co. and in this capacity, over the last 19 years managed in excess 50 offerings, raising over 400 million dollars. In July 1995, Mr. McChesney left Paulson Investment Co. to open his own investment banking and consulting firm. Mr. McChesney has served on the Board of Directors of Paulson Capital Corp. and Paulson Investment Co., both publicly held companies and currently serves on the Board of Directors of Ciclo Sports, a Portland based retailer of bicycles.

Ralph E. Peterson: Mr. Peterson was appointed Chief Financial Officer in January, 1996. Mr. Peterson had served since 1991 as Executive Vice President and Chief Financial Officer of Rax Restaurant, an Ohio-based restaurant company that operates and frnachises Rax Roast Beef restaurants in the Midwest, and operates as a franchisee of the Hardee's hamburger chain in North Carolina, South Carolina and Georgia. Prior to Rax, Mr. Peterson had served for 13 years as Executive Vice President and Chief Financial Officer and a member of the Board of Directors of Hardee's Food Systems, Inc., a restaurant company operating and franchising 4,000 restaurants located throughout the United States and abroad.

Ronald Junck: Mr. Junck is an attorney in Phoenix, Arizona. He is a legal advisor to the Company and is familiar with the Company's operations. Mr. Junck has practiced law continuously since 1974, specializing in business law and commercial transactions. He is legal advisor and counsel to a large number of corporations on a wide range of issues.

Mr. Junck is a member of the Arizona Bar Association and has been elected to fellowship in the Arizona Bar Foundation. He is licensed to practice before the Arizona Supreme Court, the U.S. District Courts for Arizona, the U.S. Court of Appeals for the Ninth Circuit in San Francisco and the U.S. Claims Court.

Section 16(a) Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers, and persons who own beneficially more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership, with the Securities and Exchange Commission. Copies of all reports are required to be furnished to the Company pursuant to Section 16(a). Based on the reports received by the Company, and on written representations from the reporting persons, the Company believes that the directors, officers, and greater than ten percent beneficial owners, complied with all applicable reporting requirements during the year ended December 31, 1995, except as noted below.

Two directors were appointed during the year, and in the course of implementing the Company's Section 16 Compliance policies, the directors were not advised of and steps were not taken to assist the Directors in preparing and filing the Initial Statement of Beneficial Ownership on Form 3. In addition, because these new directors were not yet included in the compliance process, certain sales which took place after these individuals became directors, were not reported on Form 4, Statement of Changes in Beneficial Ownership, in a timely fashion. Mr. Thomas McChesney's Form 3 was due on July 31, 1995, as a result of his election to the Board of Directors on July 20, 1995. Through an oversight, the Form 3 was not filed until December 5, 1995. In addition, sales of 2,000 shares on August 24, 1995, 1,000 shares on September 12, 1995, and 1,000 shares on October 3, 1995, should have been reported on Form 4's due on September 10, October 10, and November 10, 1995, respectively. These Form 4's were filed at the same time as the Form 3 on December 5, 1995. Since filing the delinquent forms, Mr. McChesney has filed all other required reports in a timely manner. Mr. Robert Sullivan's Form 3 was due on April 25, 1995, but was not filed until December 14, 1995. All required Form 4's were timely filed by Mr. Sullivan. At this time, to the knowledge of Management of the Company, all required reports under Section 16(a) have been filed by the Company's officers and directors.

While primary responsibility for Section 16(a) compliance rests with the reporting persons, the Company anticipates that the implementation of its
Section 16(a) compliance program will substantially alleviate the non-compliance issues addressed above. The Company has now provided each officer and director with a Memorandum and various forms designed to assist them in complying with Section 16(a) in the future.

Item 11. Executive Compensation

                                          SUMMARY COMPENSATION TABLE
- ------------------------------------------------------------------------------------------------------------------
                                                                         Long-term Compensation
                                                              ----------------------------------------------------
                                 Annual Compensation                 Awards                         Payouts
                            --------------------------------  ---------------------------  -----------------------
                                                   Other                    Securities
                                                   Annual     Restricted    Underlying      LTIP      All Other
Name & Position      Year    Salary    Bonus    Compensation  Stock Awards  Options/SAR's   Payouts   Compensation
- ------------------  ------  --------  --------  ------------  ------------  -------------  ---------  ------------
Glenn Welstad,       1995   $375,000        0             0             0              0          0             0
CEO, Director        1994    216,653        0             0             0              0          0             0
                     1993    120,000        0             0             0         459,970         0             0

John Coghlan         1995   $110,558        0        $27,800            0              0          0             0
Former CFO,          1994     59,192        0        $21,400            0              0          0             0
Director Note 1<F1>  1993     30,000        0        $26,400            0         128,446         0             0

<F1>
Notes to Summary Compensation Table:
Note (1)	The "Other Compensation" listed for John Coghlan includes
$27,800 in 1995, $21,400 in 1994 and $26,400 in 1993, respectively, of compensation paid for consulting services as the Company's accountant. Management has represented that the amount paid is comparable to the cost of such services if rendered by an unrelated party, and the amount paid is the fair market value of the services received. Effective on October 31, 1995, Mr. Coghlan converted from an employee of the Company to a consultant, and resigned as an officer and director of the Corporation.

The Company's Chief Executive Officer and the Chief Financial Officer received the compensation set forth below during 1995. None of the other executive officers of the Company received direct compensation in excess of $100,000 in 1995.

The stock options granted to the named executives in 1993 were exercised on the date of the grant and the shares have been issued. Consequently, the executives will realize the value of appreciation in the shares, if any.

The Company's executives also received $40,080 in 1995, 1994 and 1993 in preferred stock dividends declared payable to the preferred shareholders in December,1995 1994, and 1993, and paid in January, 1995, 1994, and 1993, respectively.

The Compensation Committee.

The Company's executive compensation is determined by a compensation committee comprised of the three members of the Board of Directors. Compensation is determined by the Directors using comparative statistics from other temporary help businesses. On January 1, 1994, the Company entered into employment agreements with its Chief Executive Officer and its Chief Financial Officer. The terms of the employment agreements were intended to provide an objective basis on which future compensation can be determined. The compensation committee determined that the employment agreements were reasonable at the time executed and that the compensation formula set out meets the criteria for fair compensation in future periods.

Employment Agreements.

During 1995, the Company negotiated a new employment agreement with Glenn Welstad, the Company's president, which provides for annual compensation of $31,250 per month, subject to annual increases on the anniversary date of the agreement of 10% of the prior periods base salary. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Welstad's performance, and the overall performance of the Company. This employment agreement replaces the previous employment agreement between the Company and Mr. Welstad which was effective on January 1, 1994. The term of Mr. Welstad's employment agreement runs from October 31, 1995 through December 31, 1998.

Mr. John Coghlan was previously employed by the Company under an employment agreement dated January 1, 1994. At the time the Company negotiated a private debt financing in the amount of $10,000,000 in October, 1995, and pursuant to negotiations with the lender, Mr. Coghlan's employment agreement was voluntarily terminated by the parties and Mr. Coghlan entered into a consulting agreement with the Company. The consulting agreement provides for monthly consulting fees not in excess of $12,500 per month subject to an annual increase of 10% on January 1, 1997 and January 1, 1998. The agreement also provides for reimbursement of expenses. The term of the agreement is through December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Common stock ownership of all directors and officers of the Company and all persons known by management to be owners of five percent or more of the Company's outstanding equity securities, as of March 20, 1996, is set forth below. There are no other individuals known to management to be owners of five percent or more of the outstanding shares of any class of the Company's securities. Percentages reflected below are based on 6,029,133 common shares and 1,281,123 preferred shares outstanding on March 20, 1996. Both share amounts outstanding reflect a three shares for two forward stock split which occurred prior to March 20, 1996.

                                                Amount of
Name & Address of                 Title         Beneficial   Percent of
Beneficial Owner                of Class        Ownership      Class
- --------------------------   ----------------   ----------   ----------
Glenn Welstad                Common Stock        1,263,671        20.9%
2156 Pacific Avenue
Tacoma, Washington 98402     Preferred Stock       872,325        68.1%

Robert Sullivan              Common Stock            9,000            *
323 Woodbury Road
Huntington, New York 11743   Preferred Stock           -0-         0.0%

Thomas McChesney             Common Stock           31,158            *
1118 S.W. Myrtle Drive
Portland, Oregon 97201       Preferred Stock            -0-        0.0%

Ronald Junck                 Common Stock           46,158            *
1202 E. Missouri, #100
Phoenix, Arizona 85014       Preferred Stock           -0-         0.0%

Ralph E. Peterson            Common Stock           10,000            *
2156 Pacific Avenue
Tacoma, Washington 98402     Preferred Stock           -0-         0.0%

John R. Coghlan              Common Stock          585,394         9.7%
5102 S. Morrill Lane
Spokane, Washington 99223    Preferred Stock           -0-         0.0%

Pauline Ferrell              Common Stock          118,302         2.0%
6736 N. 58th.
Scottsdale, Arizona 85253    Preferred Stock       165,032        12.9%

Sandra F. Jacques, Trustee   Common Stock              -0-         0.0%
M.  Jack Ferrell Trust
c/o David Hega               Preferred Stock       165,032        12.9%
2800 North Central, # 1100
Phoenix, Arizona 85004

Dwight Enget                 Common Stock           23,900            *
3400 S. Mill Ave., Ste. 128
Tempe, Arizona 85286         Preferred Stock        78,734         6.1%

All Officers and Directors   Common Stock        1,359,987        22.6%
 as a group                  Preferred Stock       872,325        68.1%

* Less than 1%.

Item 13. Certain Relationships and Related Transactions.

During 1995, certain executives of the Company loaned an aggregate of $424,687 to the Company in exchange for short term notes bearing interest at the rate of 12% per annum. The loans provided short term cash used to cover cash flow deficits during periods when the Company was experiencing substantial growth. The loans were paid in full prior to the end of the year, and the Company is not currently indebted to any of its officers or directors. Management represented that the loans were on terms at least as favorable as those available from unrelated third parties.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The Financial Statements are found on pages 17 through 37 of this Form 10-K. The Financial Statement Table of Contents is on Page 17. The Exhibit Index is found on Page 45 of this Form 10-K. Cross references to Financial Statement Schedules are found on Page 47.

No reports on Form 8-K were filed during the quarter ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LABOR READY, INC.

                                    /s/Glenn Welstad          3/29/96
                                    Signature                   Date
                                    By:     Glenn Welstad, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Glenn Welstad              3/29/96
Signature                        Date
Glenn Welstad, President and Director


/s/Ralph E. Peterson          3/29/96
Signature                        Date
Ralph E. Peterson, Chief Financial Officer and Director



/s/Robert Sullivan            3/29/96
Signature                        Date
Robert Sullivan, Director


/s/Ronald Junck               3/29/96
Signature                        Date
Ronald Junck, Secretary and Director


/s/Thomas McChesney           3/29/96
Signature                        Date
Thomas McChesney, Director

                             FORM 10-K
                          Labor Ready, Inc.

                            EXHIBIT INDEX


Exhibit Number     Description                    Sequential Page

3      Articles of Incorporation & Bylaws                      *
4      Instruments Defining Rights of Security Holders         *
10     Material Contracts
       10.1     Note Purchase Agreement                        **
       10.2     Warrant Purchase Agreement                     **
       10.3     Form of Warrant                                **
       10.4     Shareholder Agreement                          **
       10.5   Security Agreement (LR,LRN,LRFD)                 **
       10.6   Intercreditor and Subordination Agreement        **
       10.7   Executive Employment Agreement between LR
              and Glenn A. Welstad                             **
       10.8   Independent Contractor Agreement between LR
              and John R. Coghlan                              **
       10.9   Employment Agreement between LR and
              Scott Sabo                                       **
11            Computation of Earnings Per Shares               **

* As previously filed in the Company's Form 10 Registration Statement, SEC File No. 0-23828.
** Exhibits filed with the Securities & Exchange Commission in electronic format under the EDGAR Reporting System. Page numbers are omitted in accordance with EDGAR Regulations. Copies of Exhibits may be obtained upon request directed to Mr. Ralph E. Peterson, Labor Ready, Inc., 2156 Pacific Avenue, Tacoma, Washington 98402.