Form 10-Q
period 1995-06-30
LABOR READY INC
filed 1996-05-02
CIK 768899

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-QA

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes(X)   No(   ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant, on June 30, 1995 was 43,912,836.

As of June 30, 1995, the Registrant had 3,870,415 shares of Common Stock and 854,082 shares of Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    NONE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements





                          LABOR READY INC.

                  CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                              June 30, 1995

INDEX

Consolidated Statements of Financial Position
     at June 30, 1995 and December 31, 1994                  4-5

Consolidated Statement of Operations
     for the Six Months and the Three Months
     Ended June 30, 1995 and 1994                              6

Consolidated Statement of  Changes in Stockholders' Equity
     for the Year Ended December 31, 1994 and the
     Six Months Ended June 30, 1995                            7

Consolidated Statement of Cash Flows
     for the Six Months Ended June 30, 1995 and 1994
     and the Three Months Ended June 30, 1995 and 1994       8-9

LABOR READY, INC. Consolidated Statement of Financial Position at
                  June 30, 1995 and December 31, 1994 (Unaudited)

                                 ASSETS

                                             1995              1994

CURRENT ASSETS:
Cash and equivalents                   $   106,551        $  603,977
Workers' compensation deposits                             1,130,575
Workers' compensation rent-a-captive
     insurance assets                    1,389,000
Accounts receivable, net of allowance
     for doubtful accounts of $587,512
     and $365,927, respectively          9,149,100         5,162,830
Workers' compensation credits
     receivable                            262,600           206,794
Prepaid expenses and other                 478,196           348,814
Notes receivable                           567,755
Deferred income tax	                        99,369           118,590

     Total Current Assets               12,052,571         7,571,580

DEPRECIABLE ASSETS AND LAND:
Cost                                     2,841,198         1,071,070
Accumulated depreciation                   385,545           244,497

Total Property and equipment             2,455,653           826,573


OTHER ASSETS:
Intangible assets, less amortization
     of  $94,010 and $69,020               166,441           191,431
Workers' compensation credits
     receivable, less current portion      644,644           105,832
Deferred income tax                         94,366            94,366
Other                                      160,065           122,194

     Total Other Assets                  1,065,516           513,823

TOTAL ASSETS                           $15,573,740        $8,911,976

LABOR READY, INC. Consolidated Statement of Financial Position at
                  June 30, 1995 and December 31, 1994 (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                        1995              1994
CURRENT LIABILITIES:
Accounts payable                 $  1,560,608        $   268,932
Accrued wages and benefits          1,201,973            390,607
Accrued taxes, other than income      652,134            430,880
Accrued interest                       25,786             53,002
Accrued workers' compensation         334,186            708,869
Workers' compensation rent-a-
     captive insurance liabilities    437,000

Income taxes payable                   54,763            497,000
Note payable, accounts receivable
     financing                      5,053,395          3,160,580
Dividends payable                      21,352             42,705
Current portion of long-term debt     338,276             78,291

Total Current Liabilities           9,679,473          5,630,866

LONG-TERM LIABILITIES:

Long-term debt, less current
     maturaties                       969,920            244,250
14% Convertible Debentures           ________             75,000
                                      969,920            319,250

STOCKHOLDERS' EQUITY:

Preferred stock, $1 par value:
     5,000,000 shares authorized;
     issued and outstanding: 854,082
     and 854,082 shares               854,082            854,082
Common stock, no par value:
     25,000,000 shares authorized;
     issued and outstanding:
     3,870,415 and 3,314,729 shares 5,500,964          3,540,187
Cumulative foreign currency
     transaction adjustment           (17,103)            (2,853)
Accumulated (deficit)              (1,413,596)        (1,429,556)
Total Stockholders' Equity          4,924,347          2,961,860

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY         $15,573,740         $8,911,976

LABOR READY, INC.       Consolidated Statement of Operations
                        For the Six Months and the Three Months
                        Ended June 30, 1995 and 1994 (Unaudited)

                             Six Months Ended      Three Months Ended
                             1995         1994     1995          1994
REVENUES FROM SERVICES  $32,367,336  $13,535,778 $19,749,584  $8,318,364

COST OF SALES            26,376,625   10,889,478  15,882,286   6,682,149

                          5,990,711    2,646,300   3,867,298   1,636,215

OPERATING EXPENSES        5,643,007    2,216,232   3,147,956   1,147,303

INCOME FROM OPERATIONS      347,704      430,068     719,342     488,912

OTHER INCOME (DEDUCTIONS)  (291,171)    (138,999)   (126,785)    (62,992)

INCOME BEFORE INCOME TAX     56,533      291,069     592,557     425,920

INCOME TAX PROVISION         19,221       98,591     201,469      98,591

NET INCOME (LOSS)           $37,312     $192,478    $391,088    $327,329

EARNINGS (LOSS) PER COMMON
     SHARE:
     Net Income                $.01         $.07        $.10        $.11

Weighted average shares
     outstanding          3,996,193    2,602,874   3,998,082   2,602,874

LABOR READY, INC.     Consolidated Statement of Changes in
                      Stockholders' Equity For the Year
                      Ended December 31, 1994 and the Six
                      Months Ended June 30, 1995 (Unaudited)

                                                                   Cumulative
                                                                     Foreign
                                                                    Currency
                            Common Stock   Preferred  Accumulated  Translation
                          Shares    Amount    Stock     (Deficit)   Adjustment
Balance Dec. 31, 1993    2,602,874 2,135,764 1,003,088  (2,387,662)
Net income year ended
     Dec. 31, 1994                                         851,805

Debentures converted      237,895    271,200
Common Stock issued
    from private
    placement             474,960  1,130,223
Preferred stock canceled                      (149,006)    149,006
Common Stock canceled
     on lapsing
     subscriptions         (2,000)    (2,000)
Common stock issued
     for services           1,000      5,000
Foreign currency
     translation                                                      $(2,853)
Preferred stock dividend                                   (42,705)

Balance Dec. 31, 1994   3,314,729  3,540,187   854,082  (1,429,556)    (2,853)

Net income (loss)
     six months ended
     June 30, 1995                                          37,312
Foreign currency
     translation                                                      (14,250)
Debentures converted       58,595     75,000
Options exercised          12,000     27,000
Issued for debt               798      7,679
Common stock issued                   69,998
     for cash               9,333
Preferred stock dividend                                    (21,352)
Common stock issued
     from exercise
     warrants             474,960  1,781,100

Balance June 30, 1995   3,870,415 $5,500,964   854,082  $(1,413,596) $(17,103)

LABOR READY, INC.        Consolidated Statement of Cash Flows for the
                         Six Months Ended June 30, 1995 and 1994 and the
                         Three Months Ended June 30, 1995 and 1994 (Unaudited)


                                   Six Months Ended         Three Months Ended
                                   1995        1994         1995          1994
CASH FLOWS FROM OPERATING ACTIVATES:
   NET INCOME (LOSS):
   Consolidated operations         $37,312    $192,478    $391,088   $327,329
Adjustments to Reconcile Net
   Loss to Net Cash Applied to
   Operating Activities:
     Depreciation & amortization1   66,038      59,591      85,614     36,582
    Provision for doubtful account 221,615                 (36,926)
Changes in Assets & Liabilities:
   Account receivable           (4,207,855) (1,441,848) (3,337,947)(1,121,842)
   Worker compensation credits
     receivable                   (594,618)   (115,267)   (594,618)   (50,108)
   Prepaid income taxes                         16,469                 16,469
   Other current assets                       (177,949)               (59,114)
   Restricted cash and workers'
     compensation deposits        (258,425)                 52,949
   Prepaid expenses and other     (167,253)                114,011
   Accounts payable              1,291,676     512,635     567,145    340,561
   Accrued wages and benefits      811,366      81,594     535,575     62,925
   Accrued taxes, other than income221,254     177,612     (14,863)   125,548
   Accrued interest                (27,216)      3,801     (39,949)     4,264
   Accrued workers' compensation    62,317      18,038    (168,865)    95,251
   Income taxes payable           (442,237)               (109,989)
   Change in deferred
    income taxes                    19,221      80,022     119,221     80,022

Net cash used in operating
   activities                   (2,866,805)   (592,824) (2,437,554) ( 142,113)

LABOR READY, INC.     Consolidated Statement of Cash Flows for the
                      Six Months Ended June 30, 1995 and 1994 and the
                      Three Months Ended June 30,  1995 and 1994 (Unaudited)

                                  Six Months Ended         Three Months Ended
                                  1995        1994         1995          1994
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital expenditures         (952,258)   (325,182)   (555,514)    (239,166)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Net borrowings on note
     payable                   1,892,815     981,158   2,032,830      579,830
   Proceeds from issuance of
     common stock                104,667                 104,667
   Proceeds from stock
     subscriptions                             5,050                    3,439
   Proceeds from warrants
     exercised                 1,213,345                 659,049
   Dividends paid                (42,705)    (50,154)
   Borrowings on long-term debt  300,000                 300,000
   Payments on long-term debt   (132,245)    (25,657)    (71,713)      (6,065)

NET CASH PROVIDED BY
   FINANCING ACTIVITIES        3,335,887     910,397   3,024,843      577,204

EFFECT OF EXCHANGE RATES         (14,250)                 (2,581)

NET INCREASE (DECREASE) IN
  CASH & EQUIVALENTS:           (497,426)     (7,609)     29,194      195,925
CASH AND EQUIVALENTS:
   BEGINNING OF PERIOD           603,977     229,259      77,357       25,725

END OF PERIOD                 $  106,551    $221,650   $ 106,551    $ 221,650
SUPPLEMENTAL DISCLOSURES:
Interest Paid                 $  440,959    $135,198   $ 289,306    $  58,728
Income Taxes Paid             $  442,237               $ 192,237
Issuance of common stock
   for conversion of
   convertible debentures     $   75,000    $271,200                $ 271,200
Issuance common stock for
   payment accounts payable   $    7,679               $   7,679
Acquisition of Building and
   Land in exchange of debt   $  817,900    $ 47,500   $ 817,900

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Company increased revenues from services to $32,367,336 from $13,535,778, an increase of $18,831,558 or 139%. The Company had a net profit for the six months ended June 30, 1995 of $37,312 vs. a net profit of $192,478 for the same period a year earlier; a decrease of $155,166. The primary factor creating the net decrease in profits was the fact that management expanded operation in 1995 at a faster rate as compared to 1994.

The Company grew from fifty-one operating dispatch locations at December 31, 1994 to ninety-six operating locations at June 30, 1995, an increase of forty-five operating dispatch locations for the six month period.

The Company grew from seventeen operating dispatch locations at December 31, 1993 to thirty operating locations at June 30, 1994, an increase of thirteen operating dispatch locations the six month period.

Opening costs for new dispatch locations; which are expensed, are estimated to have averaged $35,000 per location in 1995 and $25,000 in 1994 or a total of $1,575,000 in 1995 and $325,000 in 1994 for the six months ended June 30, 1995 and 1994 respectively. It is estimated that two thirds of these costs are attributed to cost of sales and one third to operating expenses.

Costs of sales increased as a percentage of sales from 80.4% in 1994 to 81.5% in 1995, an increase of 1.1%. The primary components of the change in cost of sales were from dispatch location management salaries and related expenses, which increased as a percentage of sales from 9.7% in 1994 to 14.5% in 1995, an increase of 4.8%; workers compensation, which decreased as a percentage of sales from 8.4% in 1994 to 3.9% in 1995, a decrease of 4.5%; and direct labor costs which increased as a percentage of sales from 53.5% in 1994 to 55.8% in 1995, an increase of 2.3%

Operating expenses increased from $2,216,232 to $5,643,007, an increase of $3,426,775 or 155%. The largest increases came from contract and professional fees which increased from $245,286 to $646,840 or $401,554 (164%) and auto and travel which increased from $161,273 to $454,472 or $293,199 (182%). The professional fee increase was primarily due to permanent management employee screening costs. The auto and travel increase was primarily the result of new location openings and continued maintenance.

Sales increased for the comparable six months ended June 30 from $13,535,778 in 1994 to $32,367,336 in 1995, an increase of $18,831,550. The sales increase came from two sources shown as follows:

Same dispatch location sales increase         $  3,406,554
New dispatch locations                          15,424,996
         Total increase	                       $18,831,550

Liquidity and Financial Condition

At June 30, 1995 the Company has $2,373,098 of working capital to finance its' operations.

Accounts receivable as a percentage of the comparable previous years quarter sales follow:

                                 June 30                June 30
                                   1995                   1994
     Comparable quarter sales  $19,749,584           $8,318,364
     Accounts receivable, net    9,149,100            3,348,684
     Percentage                      46%                 40%

The Company is projecting, based on prior years quarterly sales trends, monthly sales from $7,900,000 per month in July, 1995 to $12,900,000 per month in September, 1995 and quarterly sales as follow:

    Quarter Ended	        1993           1994            1995
March 31               $2,479,281     $ 5,217,414     $12,617,752
June 30                 3,564,912       8,318,364      19,749,584
September 30            4,545,822      12,099,977      29,000,000
December 31*            5,068,808      10,411,938      31,000,000
*1995 amounts are projected.

Management believes that it has adequate working capital to finance the projected sales for the quarter ending September 30 and December 31, 1995.

Actual sales through the six months ended June 30, 1995, were $632,939 or 3% below the Company's projected sales for that period. The projections for the quarters ended September 30 and December 31, 1995, have been reduced accordingly.

To finance projected increases in sales and related overhead expenses the Company is currently negotiating a private placement of long-term subordinated debt financing in the amount of $10,000,000 of which approximately $4,000,000 would be used as working capital to support current operations and finance expected 1995 new location growth. The balance of the funds would be used to finance self insurance and captive insurance workers' compensation programs. There is no assurance that the private placement will be completed.

A temporary increase in the accounts receivable operating line of credit to $9,000,000 was completed in August 1995. The Company is in negotiations to obtain a permanent operating line of credit of $10,000,000.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 2.	Changes in Securities. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of matters to a vote of Security Holders. None

Item 5. Other information. None

Item 6. Exhibits and Reports on Form 8-K. None


SIGNATURES

The unaudited interim financial statements furnished by management reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operation.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT: LABOR READY, INC.

/s/ Glenn A. Welstad 8/10/95
By:__________________________ 	______
Glenn A. Welstad Date
President

/s/ Glenn A. Welstad 8/10/95
By:__________________________ 	______
Glenn A. Welstad Date
Principal Financial Officer