Form 10-Q
period 1996-03-31
LABOR READY INC
filed 1996-05-13
CIK 768899

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended March 31, 1996

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   (X)     No   (   )


     The aggregate market value of the voting stock held by non-affiliates of the registrant, on May 1, 1996 was $113,007,504.


     As of  May 1, 1996, the Registrant had 6,066,633 shares of
Common Stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:    NONE

                  PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                        LABOR READY INC.

               CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


INDEX

Consolidated Balance Sheets
     at March 31, 1996 and December 31, 1995                3-4

Consolidated Statements of Operations
     for the Three Months Ended March 31, 1996 and 1995       5

Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1996 and 1995             6-7

LABOR READY, INC.       Consolidated Balance Sheets at March 31,
                        1996 and December 31, 1995 (Unaudited)

                           ASSETS

                                     March 31,        December 31,
                                       1996              1995
CURRENT ASSETS:
     Cash and equivalents          $   2,959,779     $  5,359,113
     Workers' compensation deposits
          and credits                  2,206,644        1,886,644
     Accounts receivable, net of
      allowance for doubtful accounts
      of $587,512 and $365,927,
      respectively                    11,636,043       12,182,806
     Prepaid expenses and other          875,753          602,052
     Deferred income tax                 542,000          698,930
                                      ----------       ----------
          Total Current Assets        18,220,219       20,729,545
                                      ----------       ----------
PROPERTY AND EQUIPMENT:
     Cost                              4,394,241        3,542,071
     Accumulated depreciation            839,018          690,648
                                       ---------        ---------
        Total Property and Equipment   3,555,223        2,851,423
                                       ---------        ---------
OTHER ASSETS:
     Intangible assets, less
       amortization of $114,588
       and $124,483                      952,737          962,632
     Workers' compensation deposits and
        credits, less current portion  2,091,000        1,427,905
     Deferred income tax                  99,000           16,477
     Other                               193,723          193,653
                                      ----------       ----------
          Total Other Assets           3,336,460        2,600,667
                                      ----------       ----------
TOTAL ASSETS                         $25,111,902      $26,181,635
                                      ==========       ==========

LABOR READY, INC.      Consolidated Balance Sheets at March 31,
                       1996 and December 31, 1995 (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                    March 31,        December 31,
                                      1996              1995
CURRENT LIABILITIES:
     Checks issued against
         future deposits             886,833             514,842
     Accounts payable              1,313,375           1,118,081
     Accrued wages and
         related expenses          1,458,105          1,588,147
     Workers' compensation claims  2,051,769          1,943,338
     Income taxes payable               - -           1,161,000
     Note payable                  1,428,158          1,591,206
     Current maturities of
         long-term debt               41,318             39,117
                                   ---------          ---------
       Total current liabilities   7,179,588          7,955,731
                                   ---------          ---------
LONG-TERM LIABILITIES
     Long-term debt, less
        current maturities           942,227            953,937
     Subordinated debt, less
        unamortized discount of
        $1,213,303 and $1,259,377  8,786,697          8,740,623
                                   ---------          ---------
         Total long-term
             liabilities           9,728,924          9,694,560
                                   ---------          ---------
         Total liabilities        16,908,482         17,650,291
                                  ----------         ----------
SHAREHOLDERS' EQUITY
     Preferred stock, $0.667
      par value, 5,000,000 shares
      authorized ; issued and
      outstanding 1,281,123          854,082            854,082
     Common stock, no par value,
      25,000,000 shares authorized,
      issued and outstanding
      6,030,633 and 5,879,133
      shares                       7,489,635          7,116,422
     Cumulative foreign currency
      translation adjustment         (33,844)           (28,707)
     Retained earnings
      (accumulated deficit)         (106,453)           589,547
                                   ---------          ---------
       Total shareholders' equity  8,203,420          8,531,344
                                   ---------          ---------
       Total liabilities and
        shareholders' equity     $25,111,902        $26,181,635
                                  ==========         ==========

LABOR READY, INC.     Consolidated Statements of Operations for
                      the Three Months Ended March 31, 1996 and
                      1995 (Unaudited)

                                   Three Months Ended March 31,
                                     1996               1995

Revenues from services              $26,093,924     $12,617,752

Cost of services                     22,207,458      10,494,339

Selling, general & administrative     4,500,319       2,495,051

Interest and other, net                 435,471         164,386
                                     ----------      ----------
Income (loss) before taxes on income (1,049,324)       (536,025)

Taxes on income                        (364,000)       (182,249)
                                     ----------      ----------
Net income (loss)                  $   (685,324)    $  (353,776)
                                     ==========      ==========
Earnings (loss) per common share:

     Net income (loss)            $        (.12)    $      (.07)
                                     ==========      ==========
     Weighted average shares
          outstanding                 5,948,628       5,097,358
                                     ==========      ==========

 LABOR READY, INC.     Consolidated Statements of Cash Flows
                         for the Three Months Ended March 31,
                         1996 and 1995 (Unaudited)
                                     Three Months Ended March 31,
                                       1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss:                      $  (685,324)     $  (353,776)
     Adjustments to reconcile net
   loss to net cash used in
    operating activities:
     Depreciation & amortization        204,329           80,424
     Provision for doubtful accounts  1,020,544          258,541
          Deferred income taxes          74,407         (100,000)
     Changes in Assets & Liabilities:
     Accounts receivable               (473,781)        (869,908)
     Worker compensation
      deposits and credits             (983,095)        (311,374)
     Prepaid expenses and other        (273,771)        (281,264)
     Accounts payable                   195,294          705,236
     Accrued wages and benefits        (130,042)         511,908
     Accrued workers'
      compensation claims               108,431          231,182
     Income taxes payable            (1,161,000)        (332,248)
                                      ---------         --------
Net cash used in
     operating activities            (2,103,998)        (461,279)
                                      ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures              (852,170)        (396,744)
                                      ---------         --------
Net cash used in investing activities  (852,170)        (396,744)
                                      ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on note payable    (163,048)        (140,015)
     Checks issued against
        future deposits                 371,991             - -
     Proceeds from warrants exercised      - -           514,295
     Proceeds from options exercised    373,213             - -
     Payments on long-term debt          (9,509)         (20,532)
     Dividends                          (10,676)         (10,676)
                                      ---------         --------
Net cash provided by
     financing activities               561,971          343,072
Effect of exchange rates                 (5,137)         (11,669)
                                      ---------         --------
Net increase (decrease) in
     cash & equivalents:             (2,399,334)        (526,620)
Cash and cash equivalents,
     beginning of period              5,359,113          603,977
                                      ---------         --------
Cash and cash equivalents,
     end of period                 $  2,959,779      $    77,357
                                      =========         ========

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
          Interest Paid              $ 506,436       $   151,653
          Income Taxes Paid          $ 983,315       $   250,000

NON-CASH INVESTING AND FINANCING
     ACTIVITIES:
          Issuance of common stock for conversion of
               promissory notes          - -         $    40,000

Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended
March 31, 1995.

     Dispatch Offices. The Company opened 21 dispatch offices during the first quarter of 1996 compared to 17 dispatch offices during the first quarter of 1995.

     Revenues from Services. The Company's revenues from services increased to $26.1 million for the three months ended March 31, 1996 compared to $12.6 million for the three months ended March 31, 1995, an increase of $13.5 million or 107%. This increase resulted from increases in revenues from dispatch offices open for the full period.

     Cost of Services. Cost of services increased to $22.2 million for the three months ended March 31, 1996 compared to $10.5 million for the three months ended March 31, 1995, an increase of $11.7 million or 111.4%, reflecting the additional wages and salaries paid to temporary workers and additional management personnel and related payroll expenses. As a percentage of revenues, cost of services increased to 85.1% for the three months ended March 31, 1996 from 83.2% for the three months ended March 31, 1995, an increase of 1.9%. Cost of services increased due to several factors, including higher worker compensation costs, increased salary costs for branch managers in training, longer training periods for new management personnel and for additional supervisory personnel hired under new management organizational structures. The Company expects significant continuing fluctuations in cost of services as the Company pursues further aggressive growth.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $4.5 million for the three months ended March 31, 1996 compared to $2.5 million for the year earlier period, an increase of $2.0 million or 80.0%. As a percentage of revenues from services, selling, general, and administrative expenses decreased to 17.2% for the three months ended March 31, 1996 from 19.8% for the three months ended March 31, 1995, a decrease of 2.6%. This decrease is primarily the result of selling, general and administrative expenses increasing at a slower rate than the increase in revenues from services.

     Interest and Other Expenses. Interest and other expenses increased to approximately $435,000 for the three months ended March 31, 1996 compared to approximately $164,000 for the three month period ended March 31, 1995, an increase of approximately $271,000 or 165%, reflecting primarily higher borrowing amounts, the relatively higher interest costs of the $10 million principal amount of subordinated debt issued in October 1995 and certain prepayment penalties incurred in paying off the Company's prior lender. As a percentage of revenues, interest and other expenses increased to 1.7% for the three months ended March 31, 1996 from 1.3% for the three months ended March 31, 1995.

     Taxes on Income. The Company recorded a tax benefit from its loss on operations of $364,000 for the three months ended March
31, 1996, compared to a tax benefit of approximately $182,000 for the three months ended March 31, 1995.

     Net Loss. The Company incurred a net loss from operations of approximately $685,000 for the three months ended March 31, 1996 compared to approximately $354,000 for the three months ended March 31, 1995, an increase of approximately $332,000 or 93.7%. As a percentage of revenues, the net loss remained relatively constant.

Liquidity and Capital Resources. During the first quarter of 1996, the Company utilized significant amounts of cash to open 21 dispatch offices during the first quarter and in advance of opening 19 dispatch offices in April. During the first quarter of 1995 and 1996, the Company used net cash in operating activities of approximately $461,000 and $2.1 million, respectively, an increase of 356%, reflecting primarily increases in workers compensation deposits and a reduction in accounts payable. Management anticipates that cash flow deficits from operating and investing activities will continue while the Company adds substantial numbers of new dispatch offices. Management expects to finance such cash flow deficits with the proceeds from equity or debt financings.

The Company financed its operations and growth in 1995 primarily through the sale of debt and equity securities. In early 1995, warrants to purchase 712,440 shares of the Company's
Common Stock were exercised for aggregate consideration of approximately $1.8 million.

     In October 1995, the Company completed a private financing of $10.0 million principal amount of 13.0% Senior Subordinated Notes (the "Notes"). Under the terms of the Notes, which require principal payments to begin in 1998 and which mature in 2002, the Company pledged its remaining assets as collateral and issued warrants (the "Financing Warrants") to the purchasers of the Notes. The Financing Warrants entitle the holders thereof to purchase 682,368 shares of Common Stock of the Company at an exercise price of $11.67 per share, and are exercisable at any time prior to their expiration on the earlier of the seventh anniversary of the Notes and six years from the date the Notes are paid in full. If the Notes are retired by the Company prior to November 1997 and before the Financing Warrants are exercised, the number of shares subject to purchase under the Financing Warrants is reduced to 546,374 shares.

     In March 1996, the Company obtained a new revolving credit facility from U.S. Bank of Washington which provides for borrowing of up to $10.0 million secured by eligible accounts receivable. As of March 31, 1996, the Company had borrowed $4.4 million against this line. The U.S. Bank revolving credit facility bears interest at a rate of prime plus 1/4% (currently 8.5%).

     In 1995, the Company incurred costs of $2.0 million to open 57 new dispatch offices (an average of approximately $35,000 per dispatch offices). Further, the Company invested significant amounts of additional cash into the operations of new offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. Further, the Company pays its temporary personnel on a daily basis, and bills its customers on a weekly basis. The average collection cycle for 1995 was approximately 37 days. Since the Company plans to open 94 dispatch offices in 1996, the Company expects to experience cash flow deficits from operations and investing activities in 1996. The Company intends to finance opening and operating costs of new dispatch offices with the proceeds from equity or debt financing. To the extent that the Company's resources are not sufficient to finance new dispatch offices, or are not sufficient to open all currently targeted dispatch offices, the Company would either seek additional capital through equity or debt financing or scale back its expansion plans.

PART II - OTHER INFORMATION: Not applicable.

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

REGISTRANT: LABOR READY, INC.

By:     /s/ Glenn A. Welstad                         5/10/96
            Glenn A. Welstad                           Date
           Principal Executive Officer

By:    /s/ Ralph Peterson                            5/10/96
           Ralph Peterson                              Date
           Principal Financial Officer