Form 10-K/A
period 1995-12-31
LABOR READY INC
filed 1996-06-12
CIK 768899

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE YEAR ENDED ________________DECEMBER 31, 1995_______________

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________________ TO _______________

                         COMMISSION FILE NUMBER 0-23828
                               LABOR READY, INC.
             (Exact name of registrant as specified in its Charter)

                 Washington                                     91-1287341
- ---------------------------------------------  ---------------------------------------------
  (State of Incorporation or Organization)        (I.R.S. Employer Identification Number)

                        2156 Pacific Avenue, Tacoma, Washington                98402
- --------------------------------------------------------------------------------------------
                        (Address of Principal Executive Offices)                      (Zip
                                           Code)

                                                          (206) 383-9101
- --------------------------------------------------------------------------------------------
                                                       (Registrant's Telephone
                                          Number)

Securities Registered Under Section 12(g) of the Act:

TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
None                                           None
- --------------------------------------------------------------------------------------------

Securities Registered Under Secton 12(g) of the Act:
                                 Common Stock, No Par Value
- --------------------------------------------------------------------------------------------
                                      (Title of class)

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days. YES _X_ NO ___

The aggregate market value (based on the average between the bid and ask prices) of the voting stock held by non-affiliates (4,076,306 shares) of the Registrant at March 20, 1996 was approximately $79,487,967. As of March 20, 1996 there were 6,029,133 shares of the Registrant's common stock outstanding.

The Index to Exhibits appears on page 13.
               No Documents are incorporated herein by reference.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               LABOR READY, INC.
                                  FORM 10-K/A

                                    PART 1.

ITEM 1.  BUSINESS

INTRODUCTION

    Labor Ready is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily businesses in the construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial markets. These businesses require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual work. The Company has rapidly grown from eight dispatch offices in 1991 to 106 dispatch offices at December 31, 1995. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions. The Company's revenues grew from $6.0 million to $94.4 million from 1991 through 1995. This revenue growth has been generated both by opening new dispatch offices and by continuing to increase sales at existing dispatch offices. In 1995, the average cost to open a new dispatch office was approximately $35,000 and dispatch offices opened in 1995 typically generated revenues sufficient to cover their operating costs in two to six months. In 1995, the average revenue per dispatch office open for more than one full year was $1.3 million.

INDUSTRY OVERVIEW

    The temporary staffing industry has grown rapidly in recent years as companies have used temporary employees to control personnel costs and to meet fluctuating personnel needs. According to the NATSS, the United States market for the industrial segment of the temporary staffing marketplace (which includes the light industrial market that the Company serves) grew at a compound annual growth rate of approximately 25% from approximately $5.0 billion in 1991 to approximately $12.3 billion in 1995. The Company believes the temporary staffing industry is highly fragmented and presents opportunities for larger, well capitalized companies to effectively compete through management of workers' compensation costs and development of information systems which efficiently process a high volume of transactions and coordinate multi-location activities.

    Historically, the demand for temporary workers has been driven primarily by a need to satisfy peak production needs and to temporarily replace full-time employees due to illness, vacation or abrupt termination. More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs. The use of temporary workers typically shifts employment costs and risks, such as workers' compensation and unemployment insurance and possible adverse effects of changing employment regulations, to temporary staffing companies, which can allocate the costs and risks over a larger pool of employees and customers. In addition, the use of temporary employees avoids the inconvenience, expense and other effects of hiring and firing regular employees.

COMPANY STRATEGY

    The Company's goal is to maintain and enhance its status as a leading, national provider of temporary workers for manual labor jobs. Key elements of the Company's strategy to achieve this objective are as follows:

    - AGGRESSIVELY OPEN NEW DISPATCH OFFICES. The Company's strategy is to increase revenues by rapidly expanding its network of dispatch offices. The Company plans to open approximately 94 additional dispatch offices in 1996 and an additional 100 dispatch offices in 1997.

    - INCREASE REVENUES FROM EXISTING DISPATCH OFFICES. As a dispatch office matures, the Company attempts to increase its revenues by expanding sales to existing customers and by aggressively expanding the number and mix of customers served. More experienced area directors and district managers assist the general manager in this process. The Company is also developing and implementing at the corporate level coordinated sales and marketing strategies designed to complement these efforts, including the development of national accounts, electronic order entry from the customer's location, centralized dispatch via an 800 number, dissemination of information on local construction activity, and implementation of a centralized customer service hotline.

    - IMPROVE OPERATING EFFICIENCIES AND REDUCE OPERATING COSTS. Due to the temporary labor market's extensive fragmentation, the Company believes its national presence provides it with key operating efficiencies, competitive advantages (including an ability to target national accounts and to effectively administer workers' compensation programs) and access to capital markets to provide needed working capital. The Company has standardized the operation, general design, staffing and equipment of the dispatch offices. In addition, the Company has designed and implemented a proprietary management information system that efficiently manages an extensive Company-wide employee and payroll database as well as delivering valuable management reports.

    - PROVIDE SUPERIOR SERVICE. The Company emphasizes customer responsiveness and maintains a commitment to providing a superior quality of service though policies such as opening offices no later than 5:30 a.m., providing workers on short notice (often the same day as requested) and offering a "satisfaction guaranteed" policy. The Company is committed to supplying motivated workers to its customers. Most workers find the Company's "Work Today, Paid Today" policy appealing and arrive at the dispatch office early in the morning motivated to put in a good day's work and receive a paycheck at the end of the day.

    The Company intends to continue to focus on the manual labor, short notice, light industrial niche of the temporary labor market. The Company believes other national and international temporary labor businesses have not aggressively pursued this market. Management believes that it can gain significant advantages by capturing market share, achieving economies of scale and operating efficiencies not available to its smaller competitors, and rapidly expanding through opening new dispatch offices and increasing revenue at existing dispatch offices.

DISPATCH OFFICE EXPANSION

    The Company has rapidly grown from eight dispatch offices in 1991 to 106 dispatch offices at December 31, 1995. The Company's expansion has been achieved primarily by opening Company-owned dispatch offices. The following table sets forth the number and location of dispatch offices by geographic region open at the end of each of the last five years. The information below does not include four Labor Ready franchised dispatch offices located in the Minneapolis, Minnesota metropolitan area and one franchised dispatch office located in Fargo, North Dakota.

                          LABOR READY DISPATCH OFFICES
                              BY GEOGRAPHIC REGION

                            AT DECEMBER 31,
                      ----------------------------
                      1991  1992  1993  1994  1995
                      ----  ----  ----  ----  ----
West................    8     9    12    23    38
Southwest/Mountain...   0     0     2     8    15
Upper Midwest.......    0     0     0     8    16
Midwest.............    0     1     3     7    20
South...............    0     0     0     1    12
Eastern.............    0     0     0     0     1
Canada..............    0     0     0     4     4
                        -
                            ----  ----  ----  ----
    Total...........    8    10    17    51   106
                        -
                        -
                            ----  ----  ----  ----
                            ----  ----  ----  ----

    The Company currently anticipates opening 94 dispatch offices in 1996, and expects to open approximately 100 dispatch offices in 1997. Dispatch office openings will be primarily in California, midwestern states, southern states, and, over time, eastern states. The Company analyzes acquisition opportunities from time to time, may pursue acquisitions in certain circumstances and may also accelerate expansion based on future developments.

    In 1994, the Company licensed one franchisee in Minnesota, who now operates five locations, four in Minneapolis and one in Fargo, North Dakota. The Company has not pursued, and does not intend to grant, any additional franchises. Revenues generated from franchised dispatch offices have not been material during the periods presented herein.

    ECONOMICS OF DISPATCH OFFICES. The Company has standardized the process of opening dispatch offices. In 1995, the average aggregate cost of opening a new dispatch office was approximately $35,000, including salaries, training, lease expenses, computer systems, advertising and other related expenses. These costs are expected to increase as the Company purchases more sophisticated computer and other office systems, expands training time and programs, leases larger dispatch offices and expands into the northeastern United States. New dispatch offices are expected to generate revenue sufficient to cover their operating costs within two to six months. On average, the volume necessary for profitable operations is approximately $12,000 per week. In 1995, dispatch offices open for at least one full year generated average annual revenue of approximately $1.3 million, or approximately $25,000 per dispatch office per week.

    CRITERIA  FOR NEW DISPATCH OFFICES.   Labor Ready identifies desirable areas
for locating new dispatch offices with an economic model that analyzes the potential supply of temporary workers and customer demand based on a zip code resolution of employment figures and the relative distance to the nearest Labor Ready dispatch office. In addition, the Company locates dispatch offices in areas convenient for its temporary workers, that are on or near public transportation, and have parking available. The Company will generally avoid downtown locations since such areas are usually inconvenient for workers and dispatch office rental space is often more expensive. After the Company establishes a dispatch office in a metropolitan area, the Company usually clusters additional locations within the same area. Multiple locations in a market reduce both opening costs and operating risk for new dispatch offices because advertising costs are spread among more dispatch offices and because the new dispatch office benefits from existing customer relationships with the other dispatch offices and established Labor Ready name recognition.

    DISPATCH OFFICE MANAGEMENT. The Company believes that the key factor determining the success of a new dispatch office is identifying and retaining an effective dispatch office general manager. Each general manager has primary responsibility for managing the operations of the dispatch office, including recruiting temporary workers, daily dispatch of temporary workders, and collecting accounts receivable. The Company pays monthly bonuses to its general managers based on accounts receivable collections during the month.

    Each general manager has primary responsibility for customer service and the dispatch office's sales efforts, including identifying and soliciting local businesses likely to have a need for temporary manual workers. The Company's experience is that certain types of individuals are better suited to perform the critical management functions necessary for the dispatch office to generate the revenues required to achieve profitability, regardless of the size of the metropolitan area. The Company has refined its criteria for selecting general managers and uses The Gallup Organization to screen, test, and qualify prospective general managers. Prior to joining the Company, the typical general manager has little or no prior experience in the temporary employment industry. The Company commits substantial resources to the training, development, and operational support of its general managers. In 1995, due to turnover, attrition, or termination, the Company replaced approximately 26% of its general managers.

OPERATIONS

    DISPATCH OFFICES. Dispatch offices are locations where workers (and prospective workers) report prior to being assigned to jobs, including those being called back to the same employer. Workers are required to report to the dispatch office in order to minimize "no-shows" to the customer's job site. If a worker fails to report to the dispatch office as scheduled, the Company identifies a replacement so that the customer has the number of workers expected at the jobsite, on time, and ready to work.

    During the early morning hours, the general manager and an assistant coordinate incoming customer work orders, assign the available workers to the job openings for the day, and arrange transportation to the job site. Prior to dispatch, a branch employee checks to make sure workers have the basic safety equipment required for the job, such as boots, back braces, hard hats, or safety goggles, all of which are provided at no charge to the worker or the customer. The customer provides additional safety and other equipment, if required. New assignments are generally filled from a first come, first served daily sign-in sheet, except for return requests. Workers who pass on a particular job are moved to the bottom of the list. Most work assignments have been scheduled in advance, a majority of which are repeat work orders from customers. However, a significant portion of the job openings are requested on short notice, often the same day as requested.

    The workers are provided with a work order (which is endorsed by the customer to confirm work performance) that each worker must present at the dispatch office in order to receive payment for the hours worked. Workers are generally paid daily by check. Computer systems at each dispatch office perform the calculations necessary to determine the wages, less taxes and applicable withholdings, and print security controlled checks, which are distributed to each worker.

    Dispatch offices generally open early, usually by 5:30 a.m., with some open 24 hours (depending on volume or activity), and generally remain open until the last temporary laborer is paid. Dispatch offices are generally staffed with at least two full-time employees, including the general manager and a customer service representative. General managers manage the daily dispatch of temporary workers, and are responsible for monitoring and collecting receivables, managing the credit application process for each customer, inspecting customer job sites for site safety, as necessary, and managing the sales and marketing efforts of the dispatch office.

    Employment applications are taken throughout the day for potential new temporary employees. Applications are used to facilitate workers compensation safeguards and quality control systems by permitting the Company to test for alcohol or drugs in case of work-related illness or injury, to obtain a signed "Condition of Employment" statement, and to comply with applicable immigration requirements.

    CUSTOMERS. The Company's customers are primarily businesses and, less frequently, government agencies, that require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual work. The Company's customers are typically engaged in construction, landscaping, freight handling, warehousing, or other light manufacturing. Customers also include retail and wholesale operations, sanitation, machine shops, printers, hotels and restaurants.

    New dispatch offices initially target the construction industry for potential customers, except for those new dispatch offices that are located in metropolitan areas where there is little new construction. In addition, as dispatch offices mature, the customer base broadens and the mix of work diversifies. Many of the businesses have elements of seasonality or cyclicality in their work flow and have a need for one or more workers. The Company currently derives its business from a large number of customers, and is not dependent on any large customer for more than 2% of its revenues. During 1995, the Company's ten largest customers accounted for $6.4 million, or 6.8% of total sales. While a single dispatch office may derive a substantial percentage of its revenues from a single customer, the loss of that customer would not have a significant impact on the Company's revenues. During 1995, the Company provided temporary workers to in excess of 29,000 customers. Labor Ready filled more than 800,000 work orders in 1995.

    Many customers use Labor Ready as a screening device for future hires. Because Labor Ready does not charge a fee if a customer hires a Company worker, customers on occasion send prospective employees to the Company with a specific request for temporary assignment to their business. Customers thereby have the opportunity to observe the prospective employee in an actual working situation, and minimize expenses involved in employee turnover and personnel agency fees.

    BILLING AND COLLECTIONS. The Company has implemented a credit policy which allows new customers to establish an account with a $2,500 initial credit limit. Workers may be dispatched to a new customer's job site when a credit application is completed and signed. Thereafter, the Company obtains credit reports and bank references to evaluate whether additional credit is justified. The credit department processes applications within 24 hours and if information indicates credit risk, the account will be placed on a "hold" status and no further business can be conducted until the credit risk is resolved. This policy is designed to limit the Company's exposure to $2,500 for a new account. When the credit risk is resolved, the account will be granted a credit line up to $5,000. If the account requires higher credit limits, the credit department will expand its credit investigation to justify such increase by completing trade reference verification, analysis of financial statements and tax returns. Once a customer has reached 75% of its credit limit, the customer screen on the Company's information system has a red warning to alert dispatch office personnel to more closely monitor the activity of the customer.

    SALES AND MARKETING. Generally, each dispatch office is responsible for its own sales and marketing efforts. The general manager is primarily responsible for customer service and sales, but most branch employees are also involved in customer sales and marketing. Each dispatch office maintains databases for area businesses for telemarketing and direct mail. The Company expects each dispatch office to mail 300 to 500 pieces of direct mail a week with follow-up to be made by the general manager or the customer service representative. The corporate office will conduct an initial mailing of 5,000 to 10,000 pieces to the geographic area to support the new dispatch office opening.

    At the corporate level, the Company is developing coordinated marketing strategies, including the development of national accounts with electronic order entry from the customer's location, centralized dispatch via an 800 number, dissemination of information on local construction activity, advertising campaigns in targeted markets prior to new dispatch office openings, and implementation of a centralized customer service hotline which promotes prompt and professional resolution to customer issues as they arise. In late 1995, the Company hired a national sales manager to develop business with large employers on a national and regional basis. The Company also employs several salespeople who facilitate sales and marketing activities to specific dispatch offices or for specific industries.

    When entering new markets, the Company allows for an initial advertising budget to generate an awareness of the new dispatch office. By opening additional dispatch offices as warranted based on area demographics, the Company can expand and coordinate its marketing efforts and benefit all the dispatch offices in the local area. Marketing is accomplished primarily through personal contacts, direct mail campaigns, and yellow pages advertising. Word of mouth also provides a significant source of new business for the Company. General managers are encouraged to work with other dispatch offices in the same metropolitan area.

    TEMPORARY WORKERS. Most workers find the Company's "Work Today, Paid Today" policy appealing and arrive at the dispatch office early in the morning motivated to put in a good day's work and receive a paycheck at the end of the day. Labor Ready's temporary workers are typically persons who are unemployed or in between jobs. Nearly all are male and most are between the ages of 18 and 40 and live in low income neighborhoods. Most temporary workers have phone numbers, but do not own cars. The average temporary worker works for Labor Ready approximately 90 hours per year.

    The Company's daily pool of temporary workers at each dispatch office generally numbers between 40 and 200, depending upon the time of year. Although the Company is less dependent on weather than in its early years because of a wider dispersion of dispatch offices in different geographic areas of the United States, good weather, nevertheless, brings incrementally more job orders and workers.

    After reviewing work orders for the day, the general manager pre-screens the qualifications of the temporary workers to assure they can perform the work required. Additionally, the individual must be at least 18 years old, physically capable and in apparent good health. The main objective is to dispatch the most suitable workers for the positions available. Dispatch office employees over time come to know most workers at the dispatch office and their capabilities. The Company is an equal opportunity employer.

    Under the Company's "satisfaction guaranteed" policy, replacements for all unsatisfactory workers are promptly provided if the customer notifies the Company within the first two hours of work. Employees who receive two concurrent complaints from customers are generally terminated or reprimanded. The Company will immediately terminate any employee who agrees to take a work order and does not report at the customer's job site. Any use of obscene language, alcohol or drugs on the dispatch office premises or at the job site are grounds for immediate dismissal. In addition, an employee found to be engaging in dishonest acts or filing a false workers' compensation claim will be terminated.

    The Company is responsible for withholding of FICA, Medicare, and federal, state, and, where applicable, city and county payroll taxes from its temporary workers for disbursement to governmental agencies. Additionally, the Company pays federal and state unemployment insurance premiums, and workers' compensation expenses for its temporary employees. See "-- Workers' Compensation."

    RECRUITMENT OF TEMPORARY WORKERS. The Company attracts its pool of temporary workers through flyers, newspaper advertisments, dispatch office displays, and word of mouth. The Company believes its strategy of locating dispatch offices in lower income neighborhoods, with ready access to public transportation, is particularly important in attracting workers.

    The Company's "Work Today, Paid Today" policy is prominently displayed at most dispatch offices and, in the Company's experience, is a highly effective method of attracting temporary workers. Workers also find other Company policies attractive, such as the emphasis on worker safety, Company provided safety equipment, and modest advances for lunch or gas for workers short on cash. Temporary workers are also aware of the Company's no-fee policy toward temporary workers who receive regular position offers from the Company's customers. The possibility of landing a regular position serves as an added incentive to its workers. Finally, dispatch offices generally remain open to ensure workers get paid the same day.

    Management believes that Labor Ready has earned a good reputation with its temporary labor pool because the Company consistently has jobs available and treats these workers with respect, which the Company believes helps attract a motivated and responsive worker pool. As a result, the Company believes referrals by current or former employees who have had good experiences with the Company account for a significant percentage of its temporary workers.

    The Company experiences from time to time during peak periods shortages of available temporary workers. Dispatch offices with a shortage of workers attempt to fill work orders by asking temporary workers to inform friends, relatives and neighbors of the job openings and by identifying prospective workers from the Company's employee data base. On occasion, work orders requiring large numbers of temporary workers will be filled by general managers coordinating with other local dispatch offices.

    MANAGEMENT, EMPLOYEES AND TRAINING. The Company currently employs a total of 62 administrative and executive staff in the corporate office, and 431 people as supervisors, general managers, customer service representatives, district managers, area directors and support staff. General managers report to district managers who in turn report to area directors. The Company is hiring additional supervisory management personnel with experience in managing multilocation operations.

    After extensive interviews and tests, prospective general managers and customer service representatives generally undergo four weeks of training at an existing high-volume dispatch office. The employees then attend Labor Ready University, the Company's training division, located at the dispatch office in Tacoma, Washington. Labor Ready University, formed in 1995 with the mission of training managers and customer service representatives on the skills necessary for operating a dispatch office, is staffed by an experienced training professional. The Company has developed a curriculum, training manuals, and instruction modules for the six-day, rigorous sessions, which include sessions on topics such as marketing, direct mail, credit and collections, workers' compensation and safety. By operating the training center as part of an ongoing dispatch office, the managers and customer service representatives receive training under actual and simulated dispatch conditions. The Company is currently establishing ten certified field training centers located in current dispatch offices where all prospective general managers will attend their initial four weeks training. Department heads from the Company's corporate offices teach topics based on their area of expertise. The Company usually arranges to have an experienced manager participate in the classes to share experiences encountered in operating a dispatch office.

    MANAGEMENT INFORMATION SYSTEMS. The Company has internally developed its own proprietary software system to process all required payroll information and related payroll tax returns, together with other information important to managing thousands of workers and staff in multiple locations. The Company completed the installation in all dispatch offices of the most recent version of this software in 1995. Labor Ready employs five full-time professionals that continually upgrade the systems to add features and enhance operations and reliability. The system will continue to require additional hardware and software to accommodate the Company's operating and information needs while the Company conducts its rapid expansion program.

    The system maintains all of the Company's key databases, from the tracking of work orders to payroll processing to maintaining worker records. The system regularly exchanges key database information between corporate headquarters and dispatch offices, including customer credit information and the tracking of workers' compensation safety claims. Dispatch offices can run a variety of reports on demand, including receivables aging. The Company can also conduct keyword searches in its employee database for certain types of work experience. Regional and area directors can also call into the system and monitor their territories from their laptops. The Company believes its proprietary software system provides Labor Ready with significant competitive advantages over competitors that utilize less sophisticated systems.

    The Company's information system also provides the Company with its key internal controls. All work order tickets are entered into the system at the dispatch office level. No payroll check can be issued at a dispatch office without a corresponding work ticket on the computer system. When a payroll check is issued, the customer's weekly bill and the dispatch office receivables are automatically updated. Printed checks have watermarks and computer-generated signatures that are extremely difficult to duplicate.

    WORKERS' COMPENSATION PROGRAM. The Company maintains workers' compensation insurance, as required by state laws. The Company operates in three states (Washington, Nevada and Ohio) in which the state provides and administers the insurance and the Company is required to pay premiums based on its experience ratings. Other states permit the Company to obtain insurance coverage through a private fronting insurance carrier licensed to do business in those states. In 1995, the Company deposited $4.6 million with a foreign off-shore company for the payment of workers' compensation claims and related claims settlement expenses on claims originating in these states. Claims are administered by a third party administrator retained by the Company.

    The Company has established a separate department at its corporate headquarters to manage its insurers, third party administrators, and the medical service providers. The Company attempts to resolve claims promptly and generally closes claims within 120 days. To reduce the wage-loss compensation claims, the Company has established a "light duty" return to work program that requires minimal physical exertion within the Company (dispatch office work) or outside assignments (e.g., cafeteria help) to customers. The Company's information system generates weekly workers' compensation loss minimization reports for both corporate and branch location use.

GOVERNMENT REGULATIONS.

    SAFETY PROGRAMS. As an employer, the Company is subject to applicable state and/or federal statutes and administrative regulations pertaining to job site safety. Where states do not have a safety program certified by the federal Occupational Safety & Health Administration ("OSHA"), the Company is subject to the standards prescribed by the federal Occupational Safety & Health Act and rules promulgated by OSHA. However, the temporary employees are generally considered the customer's employees while on the customer's job site for the purpose of applicable safety standards compliance liability.

    In 1995, the Company's accident rate was approximately one incident per 6,000 man hours worked. The Company continues to emphasize safety awareness, which helps control workers' compensation costs, through training of its management employees and office staff, safety sessions with employees, issuing of safety equipment, monitoring of job sites, and communicating with customers to assure that the job request order is one that can be safely accomplished. Temporary workers are trained in safety procedures primarily by showing safety tapes at the beginning of each day. Bulletin boards with safety-related posters are prominently displayed. "Tailgate" safety training sessions are conducted at the manager's and regional safety director's discretion.

    The Company maintains its own inventory of safety equipment at each dispatch office. Standard equipment includes hard hats, metal tipped boots, gloves, back braces, ear plugs, and safety goggles. Equipment is checked out to workers as appropriate. All construction jobs require steel-toed boots and a hard hat. The manager ensures that workers take basic safety equipment to job sites.

    Office personnel are trained to discuss job safety parameters with customers on incoming work order calls. Managers conduct job site visits for new customer job orders and periodic "spot checks" for existing customers to review safety conditions at job sites. Workers are encouraged to report unsafe working conditions to the Company.

    WAGE AND HOUR REGULATION. Labor Ready is required to comply with applicable state and federal wage and hour laws. These laws require the Company to pay its employees minimum wage and to pay overtime at applicable rates of pay when the employee works more than forty hours in a work week. In some states, overtime pay may be required after eight or ten hours of work in a day.

COMPETITION

    The temporary services industry is highly fragmented and highly competitive, with limited barriers to entry. A large percentage of temporary staffing companies are local operations with fewer than five offices. Within local or regional markets, these firms actively compete with the Company for business. The primary basis of competition among local firms is price and, to a lesser extent, service. While entry into the market has limited barriers, lack of working capital frequently limits growth of smaller competitors.

    Although there are several very large full-service and specialized temporary labor companies competing in national, regional and local markets, to date, those companies have not aggressively expanded in the Company's targeted market segment. Many of these competitors have substantially greater financial and marketing resources than those of the Company. One or more of these competitors may decide at any time to enter or expand their existing activities in the light industrial market and provide new and increased competition to the Company. The Company believes that, among the larger competitors, the primary competitive factors in obtaining and retaining customers are the cost of the temporary labor, the quality of the temporary workers provided, the responsiveness of the temporary labor company, and the number and location of offices. The availability to the Company's customers of multiple temporary service providers creates significant pricing pressure as competitors compete for the available demand, and this pricing pressure adversely impacts operating margins.

TRADEMARKS

    The Company's business is not presently dependent on any patents, licenses, franchises, or concessions. "Labor Ready," the "LR" logo and the service mark "Work Today, Paid Today" are registered with the U.S. Patent and Trademark Office.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

    DISPATCH OFFICES. The number of dispatch offices grew to 106 at December 31, 1995 from 51 locations at December 31, 1994, a net increase (after closings and consolidations) of 55 dispatch offices, or 108%. The Company estimates that its aggregate costs of opening 57 new dispatch offices in 1995 was $2.0 million (an average of approximately $35,000 per dispatch office) compared to aggregate costs of approximately $850,000 (an average of approximately $25,000 per dispatch office) to open 34 new dispatch offices in 1994. Management believes that the costs of opening new dispatch offices will continue to increase. The increases in 1995 were primarily the result of a longer manager training period, establishment of Labor Ready University, and the added opening costs related to the use of more sophisticated computer and other office systems. Dispatch office locations grew to 51 locations at December 31, 1994 from 17 locations at December 31, 1993, a net increase of 34 dispatch offices, or 200%. The Company estimates that its aggregate costs of opening 34 new dispatch offices in 1994 was $850,000 compared to $160,000 (an average of $20,000 per dispatch office) to open eight new dispatch offices in 1993. The increases were primarily the result of expanded manager training and the installation of more sophisticated computer and other office systems at the dispatch offices.

    REVENUES FROM SERVICES. The Company's revenues from services increased to $94.4 million for 1995 from $39.0 million for 1994, an increase of $55.4 million, or 142%. This increase in revenues from services resulted from essentially equal increases in revenues from dispatch offices open for the full period and revenues generated from dispatch offices opened during the period, as indicated below. The Company's revenues from services increased to $39.0 million for 1994 from $15.7 million for 1993, an increase of $23.3 million, or 148%. As in 1995, this increase resulted from essentially equal increases in revenues from dispatch offices open for the full period and from revenues generated from dispatch offices opened during the period, as indicated below.

                                                                                      1993       1994       1995
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
Increase in revenues from dispatch offices open for full year.....................  $   4,536  $  11,652  $  27,101
Revenues from new dispatch offices opened during year.............................  $   2,699     11,640     28,310
                                                                                    ---------  ---------  ---------
Total increase over prior year....................................................  $   7,235  $  23,292  $  55,411
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    COST OF SERVICES. Cost of services increased to $76.6 million for 1995 from $30.7 million for 1994, an increase of $45.9 million, or 150%, reflecting the additional wages and salaries paid to temporary workers and additional management personnel and related payroll expenses. Cost of services as a percentage of revenues from services increased to 81.2% for 1995 from 78.9% for 1994, an increase of 2.3%. This increase in costs as a percentage of revenues reflects salaries of new supervisory personnel hired under new management organizational structures, the hiring of large numbers of general managers prior to dispatch office openings, the use of lower introductory rates to attract new customers at new dispatch offices, and the relatively lower revenues generated by new dispatch offices prior to reaching maturity. The Company expects to experience significant fluctuations in such percentage in future periods as the Company continues its rapid addition of new dispatch offices. Costs of services increased to $30.7 million for 1994 from $12.4 million for 1993, an increase of $18.3 million, or 148%. Costs of services as a percentage of revenues from services were essentially unchanged from 1993 to 1994, decreasing to 78.9% for 1994 from 79.2% for 1993.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $13.6 million in 1995 from $6.6 million in 1994, an increase of $7.0 million, or 106%. As a percentage of revenues, selling, general, and administrative expenses decreased to 14.5% for 1995 from 16.9% for 1994. This percentage decrease resulted primarily from selling, general and administrative expenses increasing at a slower rate than the increase in revenues. Selling, general, and administrative expenses increased to $6.6 million in 1994 from $2.7 million in 1993, an increase of $3.9 million, or 144%. As a percentage of revenues, selling, general, and administrative expenses were 16.9% in both 1994 and 1993. The increases in selling, general, and administrative expenses are primarily the result of increased overhead, including management information systems, workers compensation administration, administrative personnel and other expenses related to the growth of the Company.

    INTEREST AND OTHER EXPENSES. Interest and other expenses increased to approximately $866,000 in 1995 from approximately $457,000 in 1994, an increase of 89.5%, reflecting primarily higher borrowing amounts and the additional interest costs of the $10 million principal amount of subordinated debt issued in October 1995. As a percentage of revenues, interest expense decreased from 1.2% to 0.9%, reflecting the increased revenues of the Company. In 1994, interest expense increased to approximately $457,000 from $353,000 in 1993, reflecting primarily higher borrowed amounts. As a percentage of revenues, interest expense decreased from 2.3% to 1.2%, reflecting the Company's increased revenues. The increase in borrowings is mainly the result of the Company financing its accounts receivable which increased from $1,907,000 in 1993, to $5,163,000 in 1994 and to $12,183,000 in 1995, corresponding to the significant increase in revenues each year. The average effective interest rate on the Company's borrowings was 16.5%, 15.3% and 29.0% for

1995, 1994 and 1993, respectively. In March 1996, the Company activated its new $10 million revolving line of credit with U.S. Bank of Washington which bears interest at a rate equal to prime plus 1/4% (currently 8.5%) and replaces the Company's former credit line with Concord Growth Corporation.

    TAXES ON INCOME. The Company's taxes on income increased to $1.2 million in 1995 from approximately $336,000 in 1994, an increase of approximately $816,000, or 243%. This increase was the direct result of the corresponding increase in the Company's income before taxes for such period. The Company had a net deferred tax asset of approximately $715,000 at December 31, 1995, resulting primarily from workers' compensation deposits, credits and reserves which will reverse in 1996. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income. See Note 10 to Consolidated Financial Statements. The Company's taxes on income increased to
$336,000 in 1994 from approximately $32,000 in 1993, an increase of approximately $304,000, or 950%. This increase was the result of an increase in the Company's income before taxes for such period and higher overall effective tax rates as the Company expanded into more states with state income taxes.

    NET INCOME. The increase in revenues from services also resulted in an increase in net income to $2.1 million for 1995 from approximately $852,000 for 1994. This represents an increase of $1.2 million, or 142%. The increase in net income corresponds to the growth in revenues. In 1994, the increase in revenues from services also resulted in an increase in net income to approximately $852,000 from approximately $269,000 for 1993, an increase of approximately $583,000, or 216%. The increase in net income in 1994 is primarily the result of increased revenues and lower interest costs.

    SEASONAL AND CYCLICAL CUSTOMER DEMAND; ECONOMIC CYCLES. Many of the Company's customers are construction and landscaping businesses that are significantly affected by the weather. Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months. Inclement weather can slow construction and landscaping activities during such periods. The Company has generally experienced a significant increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

    Demand for the Company's services may be significantly affected by the general level of economic activity and unemployment in the United States. As economic activity increases, such as in recent years, temporary employees are often added to the work force before regular employees are hired. As economic activity slows, many companies reduce their use of temporary employees before laying off regular employees. In addition, the Company may experience heightened levels of competitive pricing pressure during such periods of economic downturn. World-wide economic conditions and U.S. trade policies also impact demand for the Company's services.

    Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the mix of work diversifies. A slow-down in general economic activity within the construction industry, however, could lengthen the time period for new dispatch offices to generate sufficient revenues to cover operating costs and thereby increase the cash necessary to fund the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs.

LIQUIDITY AND CAPITAL RESOURCES

    During 1995 and 1994, the Company used net cash in operating activities of $3.7 million and $2.3 million, an increase of 64.8%, reflecting the significant growth in the Company's revenues and accounts receivable, increased workers' compensation deposits, and the opening of 57 new dispatch offices in 1995 and 34 new dispatch offices in 1994. The Company incurred capital expenditures of $2.5 million and approximately $550,000 in 1995 and 1994 in connection with openings of dispatch offices and improvements to the corporate offices. Management anticipates continuing cash flow deficits from operations while the number of dispatch offices continues to grow at a rapid rate. Management expects such cash flow deficits will be financed by the proceeds of this offering and other equity and debt financings.

    The Company financed its operations and growth in 1995 primarily through the sale of debt and equity securities. In early 1995, warrants to purchase 712,440 shares of the Company's Common Stock were exercised for aggregate consideration of approximately $1.8 million.

    In October 1995, the Company completed a private financing of $10.0 million principal amount of 13.0% Senior Subordinated Notes (the "Notes"). Under the terms of the Notes, which require principal payments to begin in 1998 and which mature in 2002, the Company pledged its remaining assets as collateral and issued warrants (the "Financing Warrants") to the purchasers of the Notes. The Financing Warrants entitle the holders thereof to purchase 682,368 shares of Common Stock of the Company at an exercise price of $11.67 per share, and are exercisable at any time prior to their expiration on the earlier of the seventh anniversary of the Notes and six years from the date the Notes are paid in full. If the Notes are retired by the Company prior to November 1998 and before the Financing Warrants are exercised, the number of shares subject to purchase under the Financing Warrants is reduced to 545,894 shares.

    In 1995, the Company incurred costs of $2.0 million to open 57 new dispatch offices (an average of approximately $35,000 per dispatch office). Further, the Company invested significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. Further, the Company pays its temporary personnel on a daily basis, and bills its customers on a weekly basis. The average collection cycle for 1995 was approximately 37 days. Since the Company plans to open 94 dispatch offices in 1996 and 100 dispatch offices in 1997, the Company expects to experience cash flow deficits from operations and investing activities in 1996 and 1997. The Company intends to finance opening and operating costs of new dispatch offices with the proceeds from equity or debt financings. With such funds, and depending on its results of operations and other factors described herein, the Company expects to have the financial resources necessary to open at least 154 dispatch offices through 1997. To the extent that the Company's resources are not sufficient to finance new dispatch offices, or are not sufficient to open all currently targeted dispatch offices, the Company would either seek additional capital through equity or debt financings or scale back its expansion plans.

INFLATION

    The effects of inflation on the Company's operations were not significant during the periods presented herein. Generally, throughout the periods discussed above, the increases in revenues have resulted primarily from increasing sales at existing dispatch offices and adding new dispatch office locations rather than price increases. In the event, however, that Congress passes legislation currently being considered to increase the federal minimum wage, the Company would attempt to increase the rates it charges customers.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board ("FASB"), issued a Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock based award is determined using the intrinsic method whereby compensation cost is the excess of the quoted market price of the stock at the date of grant or other measurement date over the amount an employee must pay to acquire the stock. SFAS No. 123 is effective for financial statements issued for fiscal years beginning after December 15, 1995, and is not expected to have a significant impact on the Company's financial statements.

    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995, and is not expected to have a significant impact on the Company's financial statements.

                                 EXHIBIT INDEX
                                  FORM 10-K/A
                               LABOR READY, INC.
                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                             DESCRIPTION
- -----------  --------------------------------------------------------------------------------------------
       3     Articles of Incorporation...................................................................           *
       3.1   Articles of Amendment to Articles of Incorporation..........................................
       3.2   Bylaws......................................................................................
       4     Instruments Defining Rights of Security Holders.............................................           *
      10     Material Contracts
      10.1   Note Purchase Agreement.....................................................................          **
      10.2   Warrant Purchase Agreemetn..................................................................          **
      10.3   Form of Warrant.............................................................................          **
      10.4   Shareholder Agreement.......................................................................          **
      10.5   Security Agreement (LR,LRN,LRFD)............................................................          **
      10.6   Intercreditor and Subordination Agreement...................................................          **
      10.7   Executive Employment Agreement between LR and Glenn A. Welstad..............................          **
      10.8   Independent Contractor Agreement between LR and John R. Coghlan.............................          **
      10.9   Employment Agreement between LR and Scott Sabo..............................................          **
      10.10  Loan documents between LR and US Bank of Washington as executed on February 13, 1996........
      10.11  Form of Lease for LR dispatch office........................................................
      11     Computation of Earnings Per Share...........................................................          **

- ------------------------
* As previously filed in the Company's Form 10 Registration Statement, SEC File No. 0-23828.

** As  previously filed in the Company's report  on Form 10-K for the year ended
   December 31, 1995.

    COPIES OF EXHIBITS MAY BE OBTAINED UPON REQUEST DIRECTED TO MR. RALPH PETERSON, LABOR READY, INC., 2156 PACIFIC AVENUE, TACOMA, WASHINGTON 98402.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June, 1996.

                                          LABOR READY, INC.

                                          By:        /s/ GLENN A. WELSTAD

                                             -----------------------------------
                                                      Glenn A. Welstad,
                                                          PRESIDENT

    Pursuant to the requirements of the Securities Exhange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities set forth below on the 12th day of June, 1996.

            /s/ GLENN A. WELSTAD
- -------------------------------------------   Chairman, Chief Executive
              Glenn A. Welstad                 Officer and Director

           /s/ RALPH E. PETERSON
- -------------------------------------------   Chief Financial Officer and
             Ralph E. Peterson                 Director

           /s/ ROBERT J. SULLIVAN
- -------------------------------------------   Director
             Robert J. Sullivan

            /s/ RONALD L. JUNCK
- -------------------------------------------   Secretary and Director
              Ronald L. Junck

          /s/ THOMAS E. MCCHESNEY
- -------------------------------------------   Director
            Thomas E. McChesney