Form 10-Q
period 1996-06-30
LABOR READY INC
filed 1996-08-14
CIK 768899

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1996

                          Commission File number 0-23828


                                Labor Ready, Inc.
- --------------------------------------------------------------------------------
              (Exact Name of Registrant as specified in its charter)


        Washington                                          91-1287341
- --------------------------------------------------------------------------------
 (State of Incorporation)                              (Federal I.R.S. No.)


     2156 Pacific Avenue, Tacoma, Washington                  98402
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


                Registrant's Telephone Number  206-383-9101
- --------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) or 12(g) of the Act:
                         Common Stock, No Par Value

- --------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   (X)     No   (   )

- --------------------------------------------------------------------------------

     The aggregate market value of the voting stock held by non-affiliates of the registrant, on August 9, 1996 was $192,424,829.

- --------------------------------------------------------------------------------

     As of August 9, 1996, the Registrant had 11,349,308 shares of Common Stock outstanding.

- --------------------------------------------------------------------------------

                 DOCUMENTS INCORPORATED BY REFERENCE:    NONE


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS





                               LABOR READY INC.

                     CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


INDEX

Consolidated Balance Sheets
     at June 30, 1996 and December 31, 1995. . . . . . . . . . . . . . . . . 3-4

Consolidated Statements of Operations
     for the Six Months and the Three Months
     Ended June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows
     for the Six Months  Ended June 30, 1996 and 1995
     and the Three Months Ended June 30, 1996 and 1995 . . . . . . . . . . . 6-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 8-9



- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

LABOR READY, INC.   Consolidated Balance Sheets at June 30, 1996 (Unaudited) and
                    December 31, 1995 (Audited)

                                     ASSETS

                                                                 June 30,    December 31,
                                                                   1996          1995
                                                                -----------  -------------
CURRENT ASSETS:
  Cash and equivalents                                          $30,407,485   $ 5,359,113
  Workers' compensation deposits and credits                      3,744,183     1,886,644
  Accounts receivable, net of allowance for doubtful accounts
   of $1,180,473 and $868,607, respectively                      16,660,549    12,182,806
  Prepaid expenses and other                                        908,391       602,052
  Deferred income tax                                             1,029,000       698,930
                                                                -----------  -------------
    Total Current Assets                                         52,749,608    20,729,545
                                                                -----------  -------------
PROPERTY AND EQUIPMENT:
  Cost                                                            5,285,370     3,542,071
  Accumulated depreciation                                          989,020       690,648
                                                                -----------  -------------
    Total Property and Equipment                                  4,296,350     2,851,423
                                                                -----------  -------------
OTHER ASSETS:
  Intangible assets, less amortization of $119,237 and
   $114,588                                                         925,745       962,632
  Workers' compensation deposits and credits, less current
   portion                                                        3,305,509     1,427,905
  Deferred income tax                                               100,000        16,477
  Other                                                             167,681       193,653
                                                                -----------  -------------
    Total Other Assets                                            4,498,935     2,600,667
                                                                -----------  -------------
TOTAL ASSETS                                                    $61,544,893   $26,181,635
                                                                -----------  -------------
                                                                -----------  -------------

See accompanying notes to consolidated financial statements

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

LABOR READY, INC.   Consolidated Balance Sheets at June 30, 1996 (Unaudited) and
                    December 31, 1995 (Audited)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 June 30,    December 31,
                                                                   1996          1995
                                                                -----------  -------------
CURRENT LIABILITIES:
  Checks issued against future deposits                         $ 1,130,934   $   514,842
  Accounts payable                                                1,647,314     1,118,081
  Accrued wages and related expenses                              2,338,870     1,588,147
  Workers' compensation claims                                    3,421,348     1,943,338
  Income taxes payable                                               82,172     1,161,000
  Note payable                                                            0     1,591,206
  Current maturities of long-term debt                               41,605        39,117
                                                                -----------  -------------
    Total Current Liabilities                                     8,662,243     7,955,731
                                                                -----------  -------------
LONG-TERM LIABILITIES
  Long-term debt, less current maturities                           932,073       953,937
  Subordinated debt, less unamortized discount of $1,167,229
   and $1,259,377                                                 8,832,771     8,740,623
                                                                -----------  -------------
    Total Long-Term Liabilities                                   9,764,844     9,694,560
                                                                -----------  -------------
    Total Liabilities                                            18,427,087    17,650,291
                                                                -----------  -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $0.444 par value, 5,000,000 shares
   authorized; issued and outstanding 1,921,685                     854,082       854,082
  Common stock, no par value, 25,000,000 shares authorized,
   issued and outstanding 11,342,450 and 8,818,700 shares        41,623,233     7,116,422
  Cumulative foreign currency translation adjustment                (28,524)      (28,707)
  Retained earnings                                                 669,015       589,547
                                                                -----------  -------------
    Total Shareholders' Equity                                   43,117,806     8,531,344
                                                                -----------  -------------
    Total Liabilities and Shareholders' Equity                  $61,544,893   $26,181,635
                                                                -----------  -------------
                                                                -----------  -------------

See accompanying notes to consolidated financial statements

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

LABOR READY, INC.   Consolidated Statements of Operations
                    For the Six Months and the Three Months
                    Ended June 30, 1996 and 1995 (Unaudited)

                                            Six Months Ended         Three Months Ended
                                        ------------------------  ------------------------
                                           1996         1995         1996         1995
                                        -----------  -----------  -----------  -----------
Revenues from services                  $62,124,854  $32,367,336  $36,030,930  $19,749,584
Cost of services                         51,417,371   26,376,625   29,209,913   15,882,286
Selling, general & administrative         9,784,610    5,643,007    5,284,291    3,147,956
Interest and other, net                     762,053      291,171      326,582      126,785
                                        -----------  -----------  -----------  -----------
Income before taxes on income               160,820       56,533    1,210,144      592,557
Taxes on income                              60,000       19,221      424,000      201,469
                                        -----------  -----------  -----------  -----------
Net income                              $   100,820  $    37,312  $   786,144  $   391,088
                                        -----------  -----------  -----------  -----------
                                        -----------  -----------  -----------  -----------
Earnings per common share:
  Net income per share                  $       .01  $       .00  $       .08  $       .04
                                        -----------  -----------  -----------  -----------
                                        -----------  -----------  -----------  -----------
Weighted average common shares
outstanding                               9,731,778    8,991,434   10,078,452    8,995,685
                                        -----------  -----------  -----------  -----------
                                        -----------  -----------  -----------  -----------

See accompanying notes to consolidated financial statements

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

LABOR READY, INC.   Consolidated Statements of Cash Flows
                    for the  Six Months Ended June 30, 1996 and 1995
                    and the Three Months Ended June 30, 1996 and 1995
                    (Unaudited)


                                             Six Months Ended         Three Months Ended
                                         ------------------------  ------------------------
                                            1996         1995         1996         1995
                                         -----------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income:                          $   100,820  $    37,312  $   786,144  $   391,088
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
      Depreciation & amortization            395,766      166,038      223,068       85,614
      Provision for doubtful accounts,
       net                                   435,245      221,615      125,248      (36,926)
      Deferred income taxes                 (413,593)      19,221     (488,000)     119,221
  Changes in Assets & Liabilities:
    Accounts receivable                   (4,912,988)  (4,207,855)  (5,149,754)  (3,337,947)
    Workers' compensation deposits and
     credits                              (3,735,143)    (853,043)  (2,752,048)    (541,669)
    Prepaid expenses and other              (280,367)    (167,253)      (6,596)     114,081
    Accounts payable                         529,233    1,291,676      333,939      567,075
    Accrued wages and benefits               750,723      811,366      880,765      535,575
    Accrued interest                               0      (27,216)           0      (39,949)
    Accrued taxes, other than income               0      221,254            0      (14,863)
    Accrued workers' compensation
     claims                                1,478,010       62,317    1,369,579     (168,865)
    Income taxes payable                  (1,078,828)    (442,237)      82,172     (109,989)
                                         -----------  -----------  -----------  -----------
Net cash used in operating activities     (6,731,122)  (2,866,805)  (4,595,483)  (2,437,554)
                                         -----------  -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                  (1,743,299)    (952,258)    (891,129)    (555,514)
                                         -----------  -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment on note payable, net          (1,591,206)           0   (1,428,158)           0
    Borrowings on note payable, net                0    1,892,815            0    2,032,840
    Checks issued against future
     deposits                                616,092            0      244,101            0
    Proceeds from issuance of common
     stock                                33,713,478      104,667   33,713,478      104,667
    Proceeds from warrants exercised         420,120    1,213,345      420,120      659,049
    Proceeds from options exercised          373,213            0            0            0
    Borrowings on long-term debt                   0      300,000            0      300,000
    Payments on long-term debt               (19,376)    (132,245)      (9,867)     (71,713)
    Dividends                                (21,352)     (42,705)     (10,676)           0
    Debt Issue Costs                          31,641            0            0            0
                                         -----------  -----------  -----------  -----------
Net cash provided by financing
 activities                               33,522,610    3,335,887   32,928,998    3,024,843
                                         -----------  -----------  -----------  -----------
Effect of exchange rates                         183      (14,250)       5,320       (2,581)
                                         -----------  -----------  -----------  -----------

See accompanying notes to consolidated financial statements

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

Net increase (decrease) in cash &
 equivalents:                            $25,048,372  $  (497,426) $27,447,706  $    29,194
Cash and cash equivalents, beginning of
 period                                    5,359,113      603,977    2,959,779       77,357
                                         -----------  -----------  -----------  -----------
Cash and cash equivalents, end of
 period                                  $30,407,485  $   106,551  $30,407,485  $   106,551
                                         -----------  -----------  -----------  -----------
                                         -----------  -----------  -----------  -----------








                                                     Six Months Ended        Three Months Ended
                                                     ----------------        ------------------
                                                     1996         1995        1996        1995
                                                    ------      -------      ------      -------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Income Taxes Paid                               $1,552,420   $ 440,959   $ 569,105   $ 289,306
  Interest Paid                                   $  965,097   $ 442,237   $ 458,661   $ 192,237

NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
  Issuance of common stock for conversion of
   convertible debentures                         $        0   $  75,000   $       0   $       0
  Issuance of common stock for payment accounts
   payable                                        $        0   $   7,679   $       0   $       0
  Property in exchange of debt                    $        0   $ 817,900   $       0   $       0

See accompanying notes to consolidated financial statements

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. SIGNIFICANT ACCOUNTING POLICIES. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     2. PROPERTIES. In May 1996, the Company agreed, subject to the approval of the Board of Directors and certain of the Company's lenders, to purchase a 44,000 square foot building with an adjacent 10,000 square foot print shop, located in Tacoma, Washington to accommodate the Company's continuing expansion. In June 1996, the necessary approvals were obtained, and on July 19, 1996, management successfully completed the acquisition of the land, building and equipment for $1,350,000. No new or additional financing was necessary for this capital purchase due to the recent completion of the Company's stock offering (see note 3).

     3. COMMON STOCK. In June 1996, the Company sold, through an underwritten public offering, 1,950,000 (1,300,000 pre-split) common shares, at $15.23 ($22.85 pre-split) per share. An additional 292,500 (195,000 pre-split) common shares were sold pursuant to an underwriters over-allotment option.

        The net proceeds from the offering are being used to fund opening of new dispatch offices, purchase of an office building in Tacoma, Wa., payment of short-term debt, prepayment of senior subordinated debt and for working capital and other general corporate purposes.

        Surplus funds are currently invested in short-term, interest bearing instruments, including government obligations and money market instruments.

        In July 1996, the Company's Board of Directors approved a three-for-two common stock dividend. This common stock dividend was effected in the form of three shares of common stock issued for every two shares of common stock outstanding, effective for shareholders of record on July 31, 1996. All applicable share and per share data have been adjusted for the common stock dividend.

     4. PREFERRED STOCK. In July 1996, the Company's Board of Directors approved a three-for-two preferred stock dividend. This preferred stock dividend was effected in the form of three shares of preferred stock issued for every two shares of preferred stock outstanding, effective for shareholders of record on July 31, 1996. All applicable share and per share data have been adjusted for the preferred stock dividend.


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


     5. WORKERS' COMPENSATION. In 1996, the Company deposited an additional $5.4 million with a foreign off-shore company for the payment of workers' compensation claims and related expenses on claims originating in the Non-monopolistic states. At June 30, 1996, $6.0 million remained on deposit for the payment of future non-monopolistic claims and related expenses and is recorded as workers' compensation deposits and credits. Estimated incurred losses and related settlement and administration expenses to be paid from those deposits of $2.6 million are recorded as current workers' compensation claims payable at June 30, 1996. Additional workers' compensation liabilities for amounts owed to the monopolistic states at June 30, 1996, totaled $536,000. Workers' compensation expense of $3.4 million was recorded as a component of the cost of services for the six months ended
        June 30, 1996.

     6. SUBSEQUENT EVENT. On August 6, 1996, the Company notified the holders of the Company's $10,000,000 13% Senior Subordinated Notes of its intent to prepay in full the outstanding debt obligation as of September 5, 1996. This 30 day notice was given as per the terms of the original subordinated note agreement. The approximate pre-tax effect of this early extinguishment of debt is $1,929,000. This charge to income will be reflected in the Company's consolidated statement of income as an extraordinary item, net of the tax benefit.







- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
     Labor Ready is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily in construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial businesses. The Company has rapidly grown from eight dispatch offices in 1991 to 169 dispatch offices at June 30, 1996. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions.

     In 1995, the Company opened 57 new dispatch offices at an average cost of approximately $35,000 per dispatch office. The Company expects the average cost of opening new dispatch offices to continue to increase due to more extensive management training and the installation of more sophisticated computer and other office systems. Further, once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. The Company pays its temporary workers on a daily basis, and bills its customers on a weekly basis. Consequently, the Company experiences negative cash flow from operations and investment activities during periods of high growth, which also adversely impacts the Company's overall profitability. The Company expects to continue to experience periods of negative cash flow from operations and investment activities while it rapidly opens dispatch offices and expects to require additional sources of working capital in order to continue to grow.

     Many of the Company's customers are construction and landscaping businesses, which are significantly affected by the weather. Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months. Inclement weather can slow construction and landscaping activities in such periods. As a result, the Company has generally experienced a significant increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

     Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the mix of work diversifies. The Company may discount its rates when it enters a new market to attract customers. From time to time during peak periods, the Company experiences shortages of available temporary workers.

     Cost of services primarily includes wages and related payroll expenses of temporary workers and dispatch office employees, general managers, district managers and area directors, including workers' compensation insurance, medicare and social security taxes, but does not include dispatch offices lease expenses. The Company's cost of services as a percentage of revenues has fluctuated significantly in recent periods and it expects significant fluctuations to continue in future periods as the Company continues its rapid growth. Cost of services as a percentage of revenues is affected by numerous factors, including salaries of new supervisory personnel hired under new management organizational


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

structures, the hiring of large numbers of general managers prior to dispatch office openings, the use of lower introductory rates to attract new customers at new dispatch offices, and the relatively lower revenues generated by new dispatch offices prior to reaching maturity.

     Temporary workers assigned to customers remain Labor Ready employees.
Labor Ready is responsible for employee-related expenses of its temporary workers, including workers' compensation, unemployment compensation insurance, medicare and social security taxes and general payroll expenses. The Company does not provide health, dental, disability or life insurance to its temporary workers. Generally, the Company bills its customers for the hours worked by the temporary workers assigned to the customer. Because the Company pays its temporary workers only for the hours actually worked, wages for the Company's temporary workers are a variable cost that increases or decreases directly in proportion to revenue.

     The Company has one franchisee which operates five dispatch offices. The Company does not intend to grant additional franchises. Royalty revenues from the franchised dispatch offices are included in revenues from services and were not material during any period presented herein.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     DISPATCH OFFICES. The Company grew from 106 locations at December 31, 1995 to 169 locations at June 30, 1996, an increase of 63 locations for the six month period. The Company opened 42 dispatch offices during the second quarter of 1996 compared to 27 dispatch offices during the second quarter of 1995.

     REVENUES FROM SERVICES. The Company's revenues from services increased to $62.1 million for the six months ended June 30, 1996 compared to $32.3 million for the six months ended June 30, 1995, an increase of $29.8 million or 91.87%. This increase resulted primarily from increases in revenues from dispatch offices open for the full period.

     COST OF SERVICES. Cost of services increased to $51.4 million for the six months ended June 30, 1996 compared to $26.4 million for the six months ended June 30, 1995, an increase of $25 million or 94.7%, reflecting the additional wages and salaries paid to temporary workers, additional management personnel, and related payroll and operating expenses. As a percentage of revenues, cost of services increased to 82.8% for the six months ended June 30, 1996 from 81.5% for the six months ended June 30, 1995, an increase of 1.3%. Cost of services increased due to several factors, including higher workers' compensation costs, increased salary costs for branch managers in training, longer training periods for new management personnel and for additional supervisory personnel hired under new management organizational structures. The Company expects significant continuing fluctuations in cost of services as the Company pursues further aggressive growth.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $9.8 million for the six months ended June 30, 1996 compared to $5.6 million for the year earlier period, an increase of $4.2 million or 75%. As a percentage of revenues from services, selling, general, and administrative expenses decreased to 15.8% for the six months

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

ended June 30, 1996 from 17.3% for the six months ended June 30, 1995, a decrease of 1.5%. This decrease is primarily the result of selling, general and administrative expenses increasing at a slower rate than the increase in revenues from services.

     INTEREST AND OTHER EXPENSES. Interest and other expenses increased to approximately $762,000 for the six months ended June 30, 1996 compared to approximately $291,000 for the six month period ended June 30, 1995, an increase of approximately $471,000 or 162%, reflecting primarily higher borrowing amounts, the relatively higher interest costs of the $10 million principal amount of subordinated debt issued in October 1995 and certain prepayment penalties incurred in paying off the Company's prior lender. Interest expense is expected to decline substantially in future periods after the Company pays off outstanding debt in the third quarter. As a percentage of revenues, interest and other expenses increased to 1.2% for the six months ended June 30, 1996 from 1% for the six months ended June 30, 1995.

     TAXES ON INCOME. The Company recorded taxes on income of approximately $60,000 for the six months ended June 30, 1996 compared to taxes on income of approximately $19,000 for the six months ended June 30, 1995.

     NET INCOME. The Company recorded income from operations of approximately $101,000 for the six months ended June 30, 1996 compared to approximately $37,000 for the six months ended June 30, 1995, an increase of approximately $64,000 or 170%.

      LIQUIDITY AND CAPITAL RESOURCES. In June 1996 the Company completed a common stock offering of 2,242,500 (1,495,000 pre-split) shares resulting in net proceeds to the Company of approximately $33.6 million. The proceeds are to be used for the payment of short-term debt, fund the Company's expansion plans through 1998, the purchase of an office building in Tacoma, prepayment of the Company's $10 million 13% Senior Subordinated Notes, and for other working capital needs.

     In the second quarter of 1996, the Company utilized significant amounts of cash to open 42 dispatch offices. During the second quarter of 1996 and 1995, the Company used net cash in operating and investing activities of approximately $4.6 million and $2.4 million, respectively, an increase of 92%, reflecting primarily increases in workers' compensation deposits and a reduction in accounts payable. Management anticipates that cash flow deficits from operating and investing activities will continue while the Company adds substantial numbers of new dispatch offices. Management expects to finance such cash flow deficits with the proceeds from its recent common stock offering.

     In October 1995, the Company completed a private financing of $10.0 million principal amount of 13.0% Senior Subordinated Notes (the "Notes"). Under the terms of the Notes, which require principal payments to begin in 1998 and which mature in 2002, the Company pledged its remaining assets as collateral and issued warrants (the "Financing Warrants") to the purchasers of the Notes. The Financing Warrants entitle the holders thereof to purchase 1,023,552 (682,368 pre-split) shares of common stock of the Company at an exercise price of $7.78 ($11.67 pre-split) per share, and are exercisable at any time prior to the date the Notes are paid in full. The Company intends to prepay the Notes on September 5, 1996. As a result, the approximate pre-tax effect of this early extinguishment of debt is $1,929,000 for expenses capitalized in connection with issuance of the Notes. This charge to income will be reflected in the Company's Consolidated Statement of Income as an extraordinary item, net of the tax benefit.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

     In March 1996, the Company obtained a new revolving credit facility from U.S. Bank of Washington which provides for borrowing of up to $10.0 million secured by eligible accounts receivable. The U.S. Bank revolving credit facility bears interest at a rate of prime plus 1/4%. In June 1996, the Company paid the outstanding balance of $5,058,000 with proceeds from its common stock offering.

     In 1995, the Company opened 57 new dispatch offices at an average cost of approximately $35,000. Once opened, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenues to cover their operating costs, generally two to six months. Since December 31, 1995, the Company opened 63 new dispatch offices at an estimated cost of $3.5 million, of which $2.3 million was incurred in connection with opening 42 new locations in the second quarter. Further, the Company pays its temporary personnel on a daily basis, and bills its customers on a weekly basis. Since the Company plans to open a total of 94 dispatch offices in 1996, and 100 dispatch offices in 1997, the Company expects to experience cash flow deficits from operations and investing activities in 1996 and 1997. The Company intends to finance opening and operating costs of new dispatch offices with the proceeds from its recent common stock offering and debt financings. With such funds, and depending on its results of operations and other factors, the Company expects to have the financial resources necessary to reach its goal of operating 300 dispatch offices by the end of 1997. To the extent that the Company's resources are not sufficient to finance new dispatch offices, or are not sufficient to open all currently targeted dispatch offices, the Company would either seek additional capital through debt financings or scale back its expansion plans.


                         PART II - OTHER INFORMATION

                               Not applicable.




- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

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


REGISTRANT: LABOR READY, INC.


By:  /s/ Glenn A. Welstad                         8/09/96
     --------------------                         -------
     Glenn A. Welstad                              Date
     Principal Executive Officer


By:  /s/ Ralph E. Peterson                        8/09/96
     ---------------------                        -------
     Ralph E. Peterson                             Date
     Principal Financial Officer






- --------------------------------------------------------------------------------
                                                                         Page 14