Form 10-Q
period 1996-09-30
LABOR READY INC
filed 1996-11-14
CIK 768899

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended September 30, 1996

                            Commission File number 0-23828


                                  Labor Ready, Inc.
--------------------------------------------------------------------------------
                (Exact Name of Registrant as specified in its charter)


           Washington                                   91-1287341
--------------------------------------------------------------------------------
    (State of Incorporation)                        (Federal I.R.S. No.)


  1016 South 28th Street, Tacoma, Washington                  98409
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)


                     Registrant's Telephone Number  206-383-9101
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

    The aggregate market value of the voting stock held by non-affiliates of the registrant, on October 30, 1996 was $137,069,287.

--------------------------------------------------------------------------------

    As of October 30, 1996, the Registrant had 12,373,426 shares of Common
Stock outstanding.
--------------------------------------------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE:    NONE
                                                             ----

--------------------------------------------------------------------------------
                                                                          Page 1

--------------------------------------------------------------------------------

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





                                   LABOR READY, INC.

                          CONSOLIDATED FINANCIAL STATEMENTS



INDEX

Consolidated Balance Sheets
    at September 30, 1996 and December 31, 1995.............................3-4

Consolidated Statements of Operations
    for the Nine Months and the Three Months
    Ended September 30, 1996 and 1995.........................................5

Consolidated Statements of Cash Flows
    for the Nine Months  Ended September 30, 1996 and 1995..................6-7

Notes to Consolidated Financial Statements..................................8-9











--------------------------------------------------------------------------------
                                                                          Page 2

--------------------------------------------------------------------------------

LABOR READY, INC.  Consolidated Balance Sheets at September 30, 1996
                   (Unaudited) and December 31, 1995 (Audited)

                                        ASSETS

                                                     September 30,  December 31,
                                                          1996         1995
                                                          ----         ----
CURRENT ASSETS:
    Cash and cash equivalents                       $ 21,498,484   $  5,359,113
    Accounts receivable, net of allowance for
         doubtful accounts of $1,548,503 and
         $868,607, respectively                       21,451,382     12,182,806
    Workers' compensation deposits
         and credits                                   4,120,028      1,886,644
    Prepaid expenses and other                         1,476,950        602,052
    Deferred income tax                                1,029,000        698,930
                                                     -----------    -----------
         Total Current Assets                         49,575,844     20,729,545
                                                     -----------    -----------

PROPERTY AND EQUIPMENT:
    Cost                                               8,332,000      3,542,071
    Accumulated depreciation                           1,138,996        690,648
                                                     -----------    -----------

         Property and Equipment, Net                   7,193,004      2,851,423
                                                     -----------    -----------


OTHER ASSETS:
    Intangible assets, less amortization
         of $119,237 and $114,588                        163,959        962,632
    Workers' compensation deposits and
         credits, less current portion                 3,260,766      1,427,905
    Deferred income tax                                  100,000         16,477
    Other                                                163,166        193,653
                                                     -----------    -----------

         Total Other Assets                            3,687,891      2,600,667
                                                     -----------    -----------

TOTAL ASSETS                                         $60,456,739    $26,181,635
                                                     -----------    -----------
                                                     -----------    -----------
    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
                                                                         Page 3

--------------------------------------------------------------------------------

LABOR READY, INC.  Consolidated Balance Sheets at September 30, 1996
                   (Unaudited) and December 31, 1995 (Audited)

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    September 30,   December 31,
                                                         1996           1995
                                                         ----           ----

CURRENT LIABILITIES:
  Checks issued against future deposits             $ 1,845,589    $   514,842
  Accounts payable                                      896,998      1,118,081
  Accrued wages and related expenses                  2,070,167      1,588,147
  Workers' compensation claims                        3,774,283      1,943,338
  Income taxes payable                                  289,902      1,161,000
  Note payable                                                0      1,591,206
  Current maturities of long-term debt                   13,798         39,117
                                                    -----------    -----------
     Total Current Liabilities                        8,890,737      7,955,731
                                                    -----------    -----------

LONG-TERM LIABILITIES
  Long-term debt, less current maturities                90,352        953,937
  Subordinated debt, less unamortized
     discount of $0 and $1,259,377                            0      8,740,623
                                                    -----------    -----------
     Total Long-term Liabilities                         90,352      9,694,560
                                                    -----------    -----------
     Total Liabilities                                8,981,089     17,650,291
                                                    -----------    -----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
  Preferred stock, $0.444 par value, 5,000,000
     shares authorized ; issued and outstanding
     1,921,687                                          854,082        854,082
  Common stock, no par value, 25,000,000
     shares authorized, issued and outstanding
     12,372,864 and 8,818,700 shares                 49,562,308      7,116,422
  Cumulative foreign currency
     translation adjustment                             (39,914)       (28,707)
  Retained earnings                                   1,099,174        589,547
                                                    -----------    -----------
     Total Shareholders' Equity                      51,475,650      8,531,344
                                                    -----------    -----------
     Total Liabilities and Shareholders' Equity     $60,456,739    $26,181,635
                                                    -----------    -----------
                                                    -----------    -----------
  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
                                                                         Page 4

--------------------------------------------------------------------------------

LABOR READY, INC.  Consolidated Statements of Operations
                   For the Nine Months and the Three Months
                   Ended September 30, 1996 and 1995 (Unaudited)


                                                    Nine Months Ended            Three Months Ended
                                                    -----------------            ------------------
                                                   1996           1995           1996           1995
                                                   ----           ----           ----           ----
Revenues from services                         $109,371,091    $63,240,036    $47,246,237    $30,872,700

Cost of services                                 89,006,985     51,066,172     37,589,614     24,689,547

Selling, general & administrative                16,972,039      9,158,043      7,187,429      3,515,036

Interest and other, net                             632,812        659,121    (   129,241)       367,950
                                               ------------    -----------    -----------    -----------

Income  before taxes on income
  and extraordinary loss                          2,759,255      2,356,700      2,598,435      2,300,167

Taxes on income                                   1,020,200        848,412        960,200        829,191
                                               ------------    -----------    -----------    -----------

Net income before extraordinary loss          $   1,739,055   $  1,508,288   $  1,638,235  $   1,470,976

Extraordinary loss on the
  early retirement of subordinated debt (net
  of income tax benefit of $703,200)              1,197,400              0      1,197,400              0
                                               ------------    -----------    -----------    -----------

Net income                                    $     541,655   $  1,508,288   $    440,835   $  1,470,976
                                               ------------    -----------    -----------    -----------
                                               ------------    -----------    -----------    -----------
Earnings  per common share:
    Net income per share before
    extraordinary loss                        $         .16   $        .16   $        .13   $        .16
                                               ------------    -----------    -----------    -----------
                                               ------------    -----------    -----------    -----------
Extraordinary loss per share (net of
    income tax benefit)                       $        (.11)  $          0          $(.09)  $          0
                                               ------------    -----------    -----------    -----------
                                               ------------    -----------    -----------    -----------
    Net income per share                      $         .05   $        .16   $        .04   $        .16
                                               ------------    -----------    -----------    -----------
                                               ------------    -----------    -----------    -----------
Weighted average common shares outstanding       10,632,444      9,031,910     12,262,689      9,121,984
                                               ------------    -----------    -----------    -----------
                                               ------------    -----------    -----------    -----------

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
                                                                         Page 5

--------------------------------------------------------------------------------

LABOR READY, INC.  Consolidated Statements of Cash Flows
                   for the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

                                                           Nine Months Ended
                                                           -----------------
                                                           1996          1995
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income :                                      $    541,655  $  1,508,288
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation & amortization                         574,157       284,901
     Extraordinary loss on debt retirement             1,900,601             0
     Provision for doubtful accounts, net              1,148,520       192,132
     Deferred income taxes                              (413,593)      (80,779)
  Changes in Assets & Liabilities:
     Accounts receivable                             (10,417,096)   (9,252,449)
     Workers' compensation deposits and credits      ( 4,066,245)      233,225
     Prepaid expenses and other                      (   844,411)   (  357,635)
     Accounts payable                                (   221,083)      376,417
     Accrued wages and benefits                          530,270     1,770,010
     Accrued workers' compensation claims              1,830,945       (82,943)
     Income taxes payable                            (   871,098)   (  439,027)
                                                     ------------  ------------
Net cash used in operating activities                (10,307,378)  ( 4,969,806)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               ( 4,789,929)  ( 1,137,248)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable, net                      ( 1,591,206)            0
  Borrowings on note payable, net                              0     4,571,209
  Checks issued against future deposits                1,330,747             0
  Proceeds from issuance of common stock              33,636,259       114,998
  Proceeds from warrants exercised                       420,120     1,552,300
  Proceeds from options exercised                        380,183             0
     Borrowings on long-term debt                              0       300,000
  Payments on long-term debt                         ( 2,927,831)  (   141,616)
  Dividends                                          (    32,028)  (    42,705)
  Debt Issue Costs                                        31,641             0
                                                     ------------  ------------
Net cash provided by financing activities             31,247,885     6,354,186
                                                     ------------  ------------
Effect of exchange rates                             (    11,207)  (     2,585)
                                                     ------------  ------------
Net increase in cash & cash equivalents:              16,139,371       244,547
Cash and cash equivalents, beginning of period         5,359,113       603,977
                                                     ------------  ------------
Cash and cash equivalents, end of period            $ 21,498,484  $    848,524
                                                     ------------  ------------
                                                     ------------  ------------
  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
                                                                         Page 6

--------------------------------------------------------------------------------

                                                           Nine Months Ended
                                                           -----------------
                                                          1996           1995
                                                          ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
     Income Taxes Paid                              $  1,601,690      $490,164
     Interest Paid                                  $  1,164,102      $798,260

NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
     Issuance of common stock for conversion of
       convertible debentures                       $          0      $ 75,000
     Issuance of common stock
       for payment of accounts payable              $     48,250      $  7,679
     Property in exchange of debt                             $0      $817,900
     Issuance of common stock for the warrants
       exercised on debt retirement                 $  7,961,074      $      0

  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






--------------------------------------------------------------------------------
                                                                         Page 7

--------------------------------------------------------------------------------

ITEM 1.    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - PROPERTIES

  In July 1996, the Company purchased a 44,000 square foot building with an adjacent 10,000 square foot print shop, located in Tacoma, Washington including the land, building, furniture, fixtures and equipment for $1,350,000. The new facility will accommodate the Company's continuing expansion. No new or additional financing was necessary for this capital purchase due to the recent completion of the Company's stock offering ( see note 3).

NOTE 3 - COMMON STOCK

  In June 1996, the Company sold, through an underwritten public offering, 1,950,000 common shares, at $15.23 per share. An additional 292,500 common shares were sold pursuant to an underwriters over-allotment option.

  The net proceeds from the offering are being used to fund opening of new dispatch offices, purchase of an office building in Tacoma, Wa., payment of short-term debt, prepayment of senior subordinated debt and other long-term debt and for working capital and other general corporate purposes.

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

NOTE 4 - PREFERRED STOCK

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


--------------------------------------------------------------------------------
                                                                         Page 8

NOTE 5 - WORKERS' COMPENSATION

  In 1996, the Company deposited $7.5 million with a foreign off-shore company for the payment of workers' compensation claims and related expenses on claims originating in the Non-monopolistic states. At September 30, 1996, $6.5 million remained on deposit for the payment of future non-monopolistic claims and related expenses and is recorded as workers' compensation deposits and credits. Estimated incurred losses and related settlement and administration expenses to be paid from those deposits of $3.3 million are recorded as current workers' compensation claims payable at September 30, 1996. Additional workers' compensation liabilities for amounts owed to the monopolistic states at September 30, 1996, totaled $490,000. Workers' compensation expense of $5.5 million was recorded as a component of the cost of services for the nine months ended September 30, 1996.

NOTE 6 -SUBORDINATED DEBT

  In August 1996, the Company notified the holders of the 13% senior subordinated debt of its intent to prepay the entire outstanding obligation of $10,000,000 as of September 5, 1996. The debt was extinguished through the payment of approximately $2.0 million and the issuance of, 1,023,552 common shares for approximately $8.0 million upon the exercise of all detachable stock warrants held. An extraordinary loss of $1,197,400 (net of the income tax benefit of $703,200) was incurred from the early extinguishment of the subordinated debt.

NOTE 7 -EMPLOYEE BENEFIT PLANS

  At the August 1996, annual shareholders meeting, approval was obtained for the adoption of both an Employee Stock Option and Incentive Plan (Option Plan) and an Employee Stock Purchase Plan (Purchase Plan). The number of aggregate shares of common stock that may be issued under both the Purchase Plan and Option Plan shall not exceed 500,000.

  The Purchase Plan provides that substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The purchase of shares of stock is at the lesser of 85% of the fair market value of the stock on the offering date, or 85% of the fair market value of the stock on the last business day of the offering. There were no shares issued under the Purchase Plan as of September 30, 1996.

  The Option Plan allows for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The Compensation Committee has ultimate discretion in the grant of shares under this plan. There were no options issued under this plan as of September 30, 1996.

NOTE 8 -NEW FINANCING FACILITY

  In August 1996, the Company obtained a new revolving credit facility from U.
S. Bank of Washington, NA which provides for borrowings of up to $20.0 million secured by eligible accounts receivable. The U. S. Bank revolving credit facility bears interest below market rates. The Company currently has no borrowings against this credit facility.


--------------------------------------------------------------------------------
                                                                         Page 9

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Labor Ready is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily in construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial businesses. The Company has rapidly grown from eight dispatch offices in 1991 to 194 dispatch offices at September 30, 1996. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions.

    In 1995, the Company opened 57 new dispatch offices at an average cost of approximately $35,000 per dispatch office. The average cost of opening new dispatch offices increased due to more extensive management training and the installation of more sophisticated computer and other office systems. Once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. The Company pays its temporary workers on a daily basis, and bills its customers on a weekly basis. Consequently, the Company experiences negative cash flow from operations and investment activities during periods of high growth, which also adversely impacts the Company's overall profitability. The Company expects to continue to experience periods of negative cash flow from operations and investment activities while it rapidly opens dispatch offices and expects to require additional sources of working capital in order to continue to grow.

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


--------------------------------------------------------------------------------
                                                                        Page 10

--------------------------------------------------------------------------------

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

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

    DISPATCH OFFICES. The Company grew from 106 locations at December 31, 1995 to 194 locations at September 30, 1996, an increase of 88 locations for the nine month period. The Company opened 25 dispatch offices during the third quarter of 1996 compared to 4 dispatch offices during the third quarter of 1995.

    REVENUES FROM SERVICES. The Company's revenues from services increased to $109.4 and $47.2 million for the nine months and three months ended September 30, 1996 compared to $63.2 and $30.9 million for the nine months and three months ended September 30, 1995, an increase of $46.2 million (73.1%) and $16.3 million (52.8%), respectively. This increase resulted primarily from increases in revenues from dispatch offices open for the full period.

    COST OF SERVICES. Cost of services increased to $89.0 and $37.6 million for the nine months and three months ended September 30, 1996 compared to $51.1 and $24.7 million for the nine months and three months ended September 30, 1995, an increase of $37.9 million (74.2%) and $12.9 million (52.2%), respectively, reflecting the additional wages and salaries paid to temporary workers, additional management personnel, and related payroll and operating expenses. As a percentage of revenues, cost of services increased to 81.4% for the nine months ended September 30, 1996 from 80.7% for the nine months ended September 30, 1995. Cost of services decreased to 79.6% for the three months ended September 30, 1996 from 80% for the same period a year ago. The increase of .7% in cost of services for the nine months resulted from higher workers' compensation costs, increased salary costs for branch managers in training, longer training periods for new management personnel and for additional supervisory personnel hired under new management organizational structures partially offset by productivity gains.

--------------------------------------------------------------------------------
                                                                        Page 11

--------------------------------------------------------------------------------

The Company expects significant continuing fluctuations in cost of services as the Company pursues further aggressive growth.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $17.0 million and $7.2 million for the nine months and three months ended September 30, 1996 compared to $9.2 and $3.5 million for the year earlier period, an increase of $7.8 million (85.3%) and $3.7 million (106%), respectively. As a percentage of revenues from services, selling, general, and administrative expenses increased to 15.5% and 15.2% for the nine months and three months ended September 30, 1996 from 14.5% and 11.4% for the nine months and three months ended September 30, 1995, an increase of 1.0% and 3.8% respectively. This increase is primarily the result of the Company continuing to build its infrastructure in the selling, general and administrative expense area in order to support the rapid expansion of dispatch offices and the growth in revenues.

    INTEREST AND OTHER EXPENSES. Interest and other expenses decreased to approximately $633,000 for the nine months ended September 30, 1996, with income of approximately $129,000 for the three months ended September 30, 1996, compared to approximately $659,000 and $368,000 for the nine month and three month periods ended September 30, 1995, a decrease of approximately $26,000 and $497,000, respectively. This decrease resulted primarily from payment of the Company's $10 million 13% Senior Subordinated Notes (the "Subordinated Notes") in the third quarter and interest income earned on the short term investments of approximately $20 million of surplus cash available from the proceeds of the Company's public offering completed June 18, 1996.

    TAXES ON INCOME. The Company recorded taxes on income of approximately $1,020,000 and $960,000 for the nine months and three months ended September 30, 1996 compared to taxes on income of approximately $848,000 and $829,000 for the nine months and three months ended September 30, 1995. The Company's effective tax rate increased to 37% for the nine months and three months ended September 30, 1996 as compared to 36% for the comparable periods of last year. The increase was primarily due to higher state tax rates combined with higher pre-tax income.

    NET INCOME. The Company recorded net income of approximately $542,000 and $441,000 for the nine months and three months ended September 30, 1996 compared to approximately $1,508,000 and $1,471,000 for the nine months and three months ended September 30, 1995, a decrease of approximately $966,000 (64%) and $1,030,000 (70%), respectively. The decrease resulted primarily from an extraordinary loss of $1.2 million (net of the income tax benefit of approximately $703,000) from the early extinguishment of the subordinated notes.

    LIQUIDITY AND CAPITAL RESOURCES. In June 1996 the Company completed a common stock offering of 2,242,500 shares resulting in net proceeds to the Company of approximately $33.6 million. The Company used approximately $5.0 million to pay off the revolving credit facility, $863,000 to pay long-term debt, and $1.4 million to purchase an office building in Tacoma. The Company used approximately $8 million received from the exercise of outstanding warrants along with approximately $2 million to prepay the $10 million 13% Senior Subordinated Notes. The Company also used part of the offering proceeds to fund working capital needs. The balance will be used to fund the Company's expansion plans through 1998.

    In the nine months of 1996, the Company utilized significant amounts of cash to open 88 dispatch offices. During the nine months of 1996 and 1995, the Company used net cash in operating and investing activities of approximately $15.1 million and $6.1 million, respectively, reflecting primarily increases in workers' compensation deposits, accounts receivable, and capital expenditures. Management anticipates that cash flow deficits from operating and investing activities will continue while the Company adds substantial numbers of new dispatch offices. Management expects to finance such cash flow deficits with the proceeds from its recent common stock offering.

--------------------------------------------------------------------------------
                                                                        Page 12

--------------------------------------------------------------------------------

          [moved to "[.save]inoctobr" pending receipt of Rider F]

    In August 1996, the Company obtained a new revolving credit facility from U.S. Bank of Washington, NA which provides for borrowing of up to $20.0 million
secured by eligible accounts receivable.   The U.S. Bank revolving credit
facility bears interest below market rates. The Company currently has no outstanding borrowings against this credit facility.

    In 1995, the Company opened 57 new dispatch offices at an average cost of approximately $35,000. Once opened, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally two to six months. Since December 31, 1995, the Company opened 88 new dispatch offices at an estimated cost of $4.8 million, of which $1.4 million was incurred in connection with opening 25 new locations in the third quarter. Further, the Company pays its temporary personnel on a daily basis, and bills its customers on a weekly basis. Since the Company plans to open a total of 94 dispatch offices in 1996, and 100 dispatch offices in 1997, the Company expects to experience cash flow deficits from operations and investment activities in 1996 and 1997. The Company intends to finance opening and operating costs of new dispatch offices with the proceeds from its recent common stock offering and debt financings. With such funds, and depending on its results of operations and other factors, the Company expects to have the financial resources necessary to reach its goal of operating 300 dispatch offices by the end of 1997. To the extent that the Company's resources are not sufficient to finance new dispatch offices, or are not sufficient to open all currently targeted dispatch offices, the Company would either seek additional capital through debt financings or slow down its expansion plans.


                             PART II - OTHER INFORMATION




--------------------------------------------------------------------------------
                                                                        Page 13

--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    An annual meeting of the shareholders of Labor Ready, Inc. was held on Tuesday, August 20, 1996.

1. The following matters were voted upon in the meeting, with results as indicated:

      A. Approval of the Company's 1996 Stock Option and Incentive Plan:

      Number of votes for:                        4,765,432
      Number of votes against:                      575,896
      Number of abstentions/broker nonvotes:         19,874

      B. Approval of the Company's 1996 Stock Purchase Plan:

      Number of votes for:                        5,329,835
      Number of votes against:                       24,668
      Number of abstentions/broker nonvotes:          6,699

      C. Ratification of the selection of BDO Seidman, LLP as the Company's independent auditors:

      Number of votes for:                        6,437,210
      Number of votes against:                       13,645
      Number of abstentions/broker nonvotes:          4,069

2. Results of election of Directors:

                                          Number of votes        Number of
                                          cast for Director      votes witheld
      Name of Director

      Glenn A. Welstad                    6,405,499              49,425

      Robert J. Sullivan                  6,405,724              49,200

      Thomas E. McChesney                 6,400,724              54,200

      Ronald L. Junck                     6,405,724              49,200

      Ralph E. Peterson                   6,405,724              49,200

      Richard W. Gasten                   6,405,724              49,200



-------------------------------------------------------------------------------
Lri 10-q 09/30/96                                                       Page 14

--------------------------------------------------------------------------------


                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT: LABOR READY, INC.


By: /s/ Glenn A. Welstad                         10/30/96
    --------------------                         --------
    Glenn A. Welstad                               Date
    Principal Executive Officer


By: /s/ Ralph E. Peterson                        10/30/96
    ---------------------                        --------
    Ralph E. Peterson                              Date
    Principal Financial Officer


--------------------------------------------------------------------------------
                                                                        Page 15