Form 10-Q/A
period 1996-06-30
LABOR READY INC
filed 1996-12-04
CIK 768899

--------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q/A

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended June 30, 1996

                            Commission File number 0-23828

                                  Labor Ready, Inc.
--------------------------------------------------------------------------------
                (Exact Name of Registrant as specified in its charter)

                      Washington                            91-1287341
--------------------------------------------------------------------------------
               (State of Incorporation)                 (Federal I.R.S. No.)

     2156 Pacific Avenue, Tacoma, Washington                          98402
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes (X)   No ( )

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

                      DOCUMENTS INCORPORATED BY REFERENCE:  NONE
                                                            ----



--------------------------------------------------------------------------------
                                                                          Page 1

--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may include forward looking statements or information that involve risks and uncertainties. The Company's actual results could differ materially from the results identified in any forward-looking statements. Factors that could cause such a difference include, but are not limited to, those set forth in the section entitled Risk Factors and elsewhere in the Company's prospectus dated June 12, 1996.

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

     Cost of services primarily includes wages and related payroll expenses of temporary workers and dispatch office employees, general managers, district managers and area directors, including workers' compensation insurance, medicare and social security taxes, but does not include dispatch offices lease expenses. The Company's cost of services as a percentage of revenues has fluctuated significantly in recent periods and it expects significant fluctuations to continue in future periods as the Company continues its rapid growth. Cost of services as a percentage of revenues is affected by numerous factors, including salaries of new supervisory personnel hired under new management organizational structures, the hiring of large numbers of

--------------------------------------------------------------------------------
                                                                         Page 10

--------------------------------------------------------------------------------

general managers prior to dispatch office openings, the use of lower introductory rates to attract new customers at new dispatch offices, and the relatively lower revenues generated by new dispatch offices prior to reaching maturity.

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

     REVENUES FROM SERVICES. The Company's revenues from services increased to $62.1 million for the six months ended June 30, 1996 compared to $32.3 million for the six months ended June 30, 1995, an increase of $29.8 million of 91.87%. This increase resulted primarily from increases in revenues from dispatch offices open for the full period.

     COST OF SERVICES. Cost of services increased to $51.4 million for the six months ended June 30, 1996 compared to $26.4 million for the six months ended June 30, 1995, an increase of $25 million of 94.7%, reflecting the additional wages and salaries paid to temporary workers, additional management personnel, and related payroll and operating expenses. As a percentage of revenues, cost of services increased to 82.8% for the six months ended June 30, 1996 from 81.5% for the six months ended June 30, 1995, an increase of 1.3%. Cost of services increased due to several factors, including higher workers' compensation costs, increased salary costs for branch managers in training, longer training periods for new management personnel and for additional supervisory personnel hired under new management organizational structures. The Company expects significant continuing fluctuations in cost of services as the Company pursues further aggressive growth.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $9.8 million for the six months ended June 30, 1996 compared to $5.6 million for the year earlier period, an increase of $4.2 million or 75%. As a percentage of revenues from services, selling, general, and administrative expenses decreased to 15.8% for the six months

--------------------------------------------------------------------------------
                                                                         Page 11

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

     In the second quarter of 1996, the Company utilized significant amounts of cash to open 42 dispatch offices. During the second quarter of 1996 and 1995, the Company used net cash in operating and investing activities of approximately $4.6 million and $2.4 million, respectively, an increase of 92%, reflecting primarily increases in workers' compensation deposits, and a reduction in accounts payable. Management anticipates that cash flow deficits from operating and investing activities will continue while the Company adds substantial numbers of new dispatch offices. Management expects to finance such cash flow deficits with the proceeds from its recent common stock offering.

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

--------------------------------------------------------------------------------
                                                                         Page 12

--------------------------------------------------------------------------------

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

     In 1995, the Company opened 57 new dispatch offices at an average cost of approximately $35,000. Once opened, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally two to six months. Since December 31, 1995, the Company opened 63 new dispatch offices at an estimated cost of $3.5 million, of which $2.3 million was incurred in connection with opening 42 new locations in the second quarter. Further, the Company pays its temporary personnel on a daily basis, and bills its customers on a weekly basis. Since the Company plans to open a total of 94 dispatch offices in 1996, and 100 dispatch offices in 1997, the Company expects to experience cash flow deficits from operations and investing activites in 1996 and 1997. The Company intends to finance opening and operating costs of new dispatch offices with the proceeds from its recent common stock offering and debt financings. With such funds, and depending on its results of operations and other factors, the Company expects to have the financial resources necessary to reach its goal of operating 300 dispatch offices by the end of 1997. To the extent that the Company's resources are not sufficient to finance new dispatch offices, or are not sufficient to open all currently targeted dispatch offices, the Company would either seek additional capital through debt financings or scale back its expansion plans.

                             PART II - OTHER INFORMATION

                                   Not applicable.






--------------------------------------------------------------------------------
                                                                         Page 13

--------------------------------------------------------------------------------



                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: LABOR READY, INC.



By:  /s/ Glenn A. Welstad                         December 3, 1996
     --------------------                         ----------------
     Glen A. Welstad                                   Date
     Principal Executive Officer


By:  /s/ Charles B. Russell                       December 3, 1996
     ----------------------                       ----------------
     Charles B. Russell                                Date
     Principal Financial Officer







--------------------------------------------------------------------------------
                                                                         Page 14