Form 10-Q/A
period 1996-09-30
LABOR READY INC
filed 1996-12-04
CIK 768899

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

     In 1995, the Company opened 57 new dispatch offices at an average cost of approximately $35,000 per dispatch office. The average cost of opening new dispatch offices has increased due to more extensive management training and the installation of more sophisticated computer and other office systems. Once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. The Company pays its temporary workers on a daily basis, and bills its customers on a weekly basis. Consequently, the Company experiences negative cash flow from operations and investment activities during periods of high growth, which also adversely impacts the Company's overall profitability. The Company expects to continue to experience periods of negative cash flow from operations and investment activities while it rapidly opens dispatch offices and expects to require additional sources of working capital in order to continue to grow.

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

     Depending on location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the mix of work diversifies. The Company may discount its rates when it enters a new market to attract customers. From time to time during peak periods, the Company experiences shortages of available temporary workers.

--------------------------------------------------------------------------------
                                                                         Page 10

--------------------------------------------------------------------------------

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

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1995

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

     COST OF SERVICES. Cost of services increased to $89.0 and $37.6 million for the nine months and three months ended September 30, 1996 compared to $51.1 and $24.7 million for the nine months and three months ended September 30, 1995, an increase of $37.9 million (74.2%) and $12.9 million (52.2%), respectively, reflecting the additional wages and salaries paid to

--------------------------------------------------------------------------------
                                                                         Page 11

--------------------------------------------------------------------------------

temporary workers, additional management personnel, and related payroll and operating expenses. As a percentage of revenues, cost of services increased to 81.4% for the nine months ended September 30, 1996 from 80.7% for the nine months ended September 30, 1995. Cost of services decreased to 79.6% for the three months ended September 30, 1996 from 80.0% for the same period a year ago. The increase of .7% in cost of services for the nine months resulted from higher workers' compensation costs, increased salary costs for branch managers in training, longer training periods for new management personnel and for additional supervisory personnel hired under new management organizational structures partially offset by productivity gains. The Company expects significant continuing fluctuations in cost of services as the Company pursues further aggressive growth.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $17.0 million and $7.2 million for the nine months and three months ended September 30, 1996 compared to $9.2 and $3.5 million for the year earlier period, an increase of $7.8 million (85.3%) and $3.7 million (106%), respectively. As a percentage of revenues from services, selling, general, and administrative expenses increased to 15.5% and 15.2% for the nine months and three months ended September 30, 1996 from 14.5% and 11.4% for the nine months and three months ended September 30, 1995, an increase of 1.0% and 3.8%, respectively. This increase is primarily the result of the Company continuing to build its infrastructure in the selling, general and administrative expense area in order to support the rapid expansion of dispatch offices and the growth in revenues.

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

     TAXES ON INCOME. The Company recorded taxes on income of approximately $1,020,000 and $960,000 for the nine months and three months ended September 30, 1996 compared to taxes on income of approximately $848,000 and $829,000 for the nine months and three months ended September 30, 1995. The Company's effective tax rate increased to 37% for the nine months and three months ended September 30, 1996 as compared to 36% for the comparable periods last year. The increase was primarily due to higher state tax rates combined with higher pre-tax income.

     NET INCOME. The Company recorded net income of approximately $542,000 and $441,000 for the nine months and three months ended September 30, 1996 compared to approximately $1,508,000 and $1,471,000 for the nine months and three months ended September 30, 1995, a decrease of approximately $966,000 (64%) and $1,030,000 (70%), respectively. The decrease

--------------------------------------------------------------------------------
                                                                         Page 12

--------------------------------------------------------------------------------

resulted primarily from an extraordinary loss of $1.2 million (net of income tax benefit of approximately $703,000) from the early extinguishment of the subordinated notes.

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

     In October 1995, the Company completed a private financing of the Subordinated Notes. Under the terms of the Subordinated Notes, the Company pledged its remaining assets as collateral and issued warrants to the purchasers of the notes. The Subordinated Notes were paid on September 5, 1996. Simultaneously, the holders of the Subordinated Notes exercised outstanding warrants to purchase 1,023,552 shares of common stock. The Company applied the approximately $8,000,000 exercise price of the warrants, plus approximately $2 million cash, to pay the Subordinated Notes.

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

--------------------------------------------------------------------------------
                                                                         Page 13

--------------------------------------------------------------------------------

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




























--------------------------------------------------------------------------------
                                                                         Page 14

--------------------------------------------------------------------------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT: LABOR READY, INC.


By:  /s/ Glenn A. Welstad                        December 3, 1996
     ----------------------                      ----------------
     Glenn A. Welstad                                   Date
     Principal Executive Officer



By:  /s/ Charles B. Russell                      December 3, 1996
     ----------------------                      ----------------
     Charles B. Russell                                 Date
     Principal Financial Officer


















--------------------------------------------------------------------------------
                                                                         Page 16