Form 10-K
period 1996-12-31
LABOR READY INC
filed 1997-03-26
CIK 768899

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1943

                                      (Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
         For the year ended December 31, 1996.
                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from               to
                                        --------------   --------------

                            Commission File Number 0-23828
                                  LABOR READY, INC.
               (Exact name of registration as specified in its Charter)

         Washington                                   91-1287341
-----------------------------------         -----------------------------------
    (State of Incorporation                 (I.R.S. Employer Identification
     of Organization)                        Number)

    1016 S. 28th Street, Tacoma, Washington                     98409
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)

                                    (206) 383-9101
--------------------------------------------------------------------------------
(Registrant's Telephone Number)

Securities Registered Under Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
None                              None
--------------------------------------------------------------------------------
Securities Registered Under Section 12(g) of the Act:

Title of each class               Name of each exchange on which registered
Common Stock, No Par Value        The NASDAQ Stock Market
--------------------------------------------------------------------------------

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last ninety days.  YES  X  NO    .
                                           ----   ----

The aggregate market value (based on the NASDAQ quoted closing price) of the common stock held by non-affiliates (10,254,869 shares) of the Registrant at March 11, 1997 was approximately $92,293,821. As of March 11, 1997, there were 12,360,301 shares of the Registrant's common stock outstanding.

                                        Page-1

                                  LABOR READY, INC.
                                      FORM 10-K
                                       PART I.

ITEM 1.       BUSINESS.

INTRODUCTION
    Labor Ready, Inc. (the "Company"), incorporated in Washington in 1985, is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily businesses in the construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial markets. These businesses require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual work. The Company has rapidly grown from eight dispatch offices in 1991 to 200 dispatch offices at December 31, 1996. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions. The Company's revenues grew from $6.0 million to $163.5 million from 1991 through 1996. This revenue growth has been generated both by opening new dispatch offices and by continuing to increase sales at existing dispatch offices. In 1996, the average cost to open a new dispatch office was approximately $60,000 and dispatch offices opened in 1996 typically generated revenues sufficient to cover their operating costs in two to six months. In 1996, the average revenue per dispatch office open for more than one full year was $1.3 million.

INDUSTRY OVERVIEW

    The temporary staffing industry has grown rapidly in recent years as companies have used temporary employees to control personnel costs and to meet fluctuating personnel needs. According to the National Association of Temporary Staffing Services ("NATSS"), the United States market for the industrial segment of the temporary staffing marketplace (which includes the light industrial market that the Company serves) grew at a compound annual growth rate of approximately 21% from approximately $5.0 billion in 1991 to approximately $15 billion in 1996. The Company believes the temporary staffing industry is highly fragmented and presents opportunities for larger, well capitalized companies to effectively compete through management of workers' compensation costs and development of information systems which efficiently process a high volume of transactions and coordinate multi-location activities.

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

COMPANY STRATEGY

    The Company's goal is to maintain and enhance its status as a leading, national provider of temporary workers for manual labor jobs. Key elements of the Company's strategy to achieve this objective are as follows:

- AGGRESSIVELY OPEN NEW DISPATCH OFFICES. The Company's strategy is to increase revenues by rapidly expanding its network of dispatch offices. The Company plans to open approximately 100 additional dispatch offices prior to the end of 1997, and an additional 100 dispatch offices in 1998.

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


                                        Page-2

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

- PROVIDE SUPERIOR SERVICE. The Company emphasizes customer responsiveness and maintains a commitment to providing a superior quality of service through policies such as opening offices no later than 5:30 a.m., providing workers on short notice (often the same day as requested) and offering a "satisfaction guaranteed" policy. The Company is committed to supplying motivated workers to its customers. Most workers find the Company's "Work Today, Paid Today" policy appealing and arrive at the dispatch office early in the morning motivated to put in a good day's work and receive a paycheck at the end of the day.

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

DISPATCH OFFICE EXPANSION

    The Company has rapidly grown from eight dispatch offices in 1991 to 200 dispatch offices at December 31, 1996. The Company's expansion has been achieved primarily by opening Company-owned dispatch offices. Of the 200 dispatch offices open at December 31, 1996, 194 dispatch offices have been owned and operated by the Company from inception. The following table sets forth the number and location of dispatch offices by geographic region open at the end of each of the last five years. The information below does not include four Labor Ready franchised dispatch offices located in the Minneapolis, Minnesota metropolitan area and one franchised dispatch office located in Fargo, North Dakota.

                             LABOR READY DISPATCH OFFICES
                                 BY GEOGRAPHIC REGION


                                             AT DECEMBER 31,
                               --------------------------------------------
                               1992      1993      1994      1995      1996
                               ----      ----      ----      ----      ----

    West  .................      9        12        23        38        51
    Southwest/Mountain  ...      0         2         8        15        21
    Upper Midwest  ........      0         0         8        16        44
    Midwest  ..............      1         3         7        20        37
    South  ................      0         0         1        12        32
    Eastern  ..............      0         0         0         1        11
    Canada  ...............      0         0         4         4         4
                               ----      ----      ----      ----      ----
            Total..........     10        17        51       106       200
                               ----      ----      ----      ----      ----
                               ----      ----      ----      ----      ----

The Company currently anticipates opening 100 dispatch offices during 1997, and expects to open approximately 100 dispatch offices in 1998. Dispatch office openings will be primarily in California, midwestern states, southern states and eastern states. The Company analyzes acquisition opportunities from time to time, may pursue acquisitions in certain circumstances and may also accelerate expansion based on future developments.

                                        Page-3

    In 1994, the Company licensed one franchisee in Minnesota, who now operates five locations, four in Minneapolis and one in Fargo, North Dakota. The Company has not pursued, and does not intend to grant, any additional franchises. Revenues generated from franchised dispatch offices have not been material during the periods presented herein.

    ECONOMICS OF DISPATCH OFFICES. The Company has standardized the process of opening dispatch offices. In 1996, the average aggregate cost of opening a new dispatch office was approximately $60,000, including salaries, recruiting, testing, training, lease expenses, computer systems, advertising and other related expenses. These costs are expected to increase as the Company purchases more sophisticated computer and other office systems, expands training time and programs, leases larger dispatch offices and expands into the northeastern United States. New dispatch offices are expected to generate revenue sufficient to cover their operating costs within two to six months. On average, the volume necessary for profitable operations is approximately $15,000 per week. In 1996, dispatch offices open for at least one full year generated average annual revenue of approximately $1.3 million, or approximately $25,000 per dispatch office per week.

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

    DISPATCH OFFICE MANAGEMENT. The Company believes that the key factor determining the success of a new dispatch office is identifying and retaining an effective dispatch office general manager. Each general manager has primary responsibility for managing the operations of the dispatch office, including recruiting temporary workers, daily dispatch of temporary workers, and collecting accounts receivable. The Company pays monthly bonuses to its general managers based on accounts receivable collections during the month.

    Each general manager has primary responsibility for customer service and the dispatch office's sales efforts, including identifying and soliciting local businesses likely to have a need for temporary manual workers. The Company's experience is that certain types of individuals are better suited to perform the critical management functions necessary for the dispatch office to generate the revenues required to achieve profitability, regardless of the size of the metropolitan area. The Company has refined its criteria for selecting general managers and uses a profiling system to screen, test, and qualify prospective general managers. Prior to joining the Company, the typical general manager has little or no prior experience in the temporary employment industry. The Company commits substantial resources to the training, development, and operational support of its general managers. In 1996, due to turnover, attrition, or termination, the Company replaced approximately 28% of its general managers.

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

    During the early morning hours, the general manager and an assistant coordinate incoming customer work orders, assign the available workers to the job openings for the day, and arrange transportation to the job site. Prior to dispatch, a branch employee checks to make sure workers have the basic safety equipment required for the job, such as boots, back braces, hard hats, or safety goggles, all of which are provided at no charge to the worker or the customer. The customer provides additional safety and other equipment, if required. New assignments are generally filled from a first come, first served daily sign-in sheet, except for return requests.
                                        Page-4

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

    New dispatch offices initially target the construction industry for potential customers, except for those new dispatch offices that are located in metropolitan areas where there is little new construction. In addition, as dispatch offices mature, the customer base broadens and the mix of work diversifies. Many of the businesses have elements of seasonality or cyclicality in their work flow and have a need for one or more workers. The Company currently derives its business from a large number of customers, and is not dependent on any large customer for more than 2% of its revenues. During 1996, the Company's ten largest customers accounted for $10.3 million, or 6% of total sales. While a single dispatch office may derive a substantial percentage of its revenues from a single customer, the loss of that customer would not have a significant impact on the Company's revenues. During 1996, the Company provided temporary workers to in excess of 35,000 customers. Labor Ready filled more than 1.4 million work orders in 1996.

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

    BILLING AND COLLECTIONS. The Company has implemented a credit policy which allows new customers to establish a credit limit by the branch office telephonically accessing a computer based credit system. Initial credit limits are based on a credit scoring matrix developed by the Company. No workers are dispatched without using this system. Credit limits range from COD to $100,000. Additional credit extensions beyond those approved by this system are reviewed by the credit department using other credit reporting agencies, bank/trade references and balance sheet analysis. Once a customer has reached 75% of its credit limit, the customer screen on the Company's information system has a red warning to alert the dispatch office to more closely monitor the activity of the customer.

                                   Page-5

    SALES AND MARKETING. Generally, each branch office is responsible for its own sales and marketing efforts. The Branch Manager is primarily responsible for sales and customer service with all branch employees being involved in sales and customer relations. Every office maintains a database of area businesses for telemarketing and direct mail. The Company's goal is for each office to mail 500 to 1,000 pieces of direct mail a week with follow-up calls on qualified leads to be made by the Branch Manager or Customer Service Representative. To support new branch openings, the corporate office does an initial mailing of 15,000 to 25,000 pieces to the businesses in the branch's geographic area.

    Over the past six months, the Company has placed more emphasis on recruiting and retaining professional field sales personnel. The primary focus of these individuals is to generate same store sales for offices that are in the more mature phase of their marketing life cycles.

    At the corporate level, the Company is developing accounts that are national in scope and need workers at multiple locations. The Company is working on coordinated marketing strategies to enhance national and target account management in established as well as new markets throughout the United States and Canada. The Company is continuing to implement marketing strategies for national and target account customers and has expanded its staffing sales and support group.

    Field support for national and target account sales and marketing includes centralized account management, dispatch via an 800 number, advertising campaigns for target industries and new markets prior to opening dispatch offices, electronic order entry from the customer's location, and a centralized customer service hotline which promotes prompt and professional resolution to customer issues as they arise. The strategies are designed to improve customer development, loyalty, and retention.

    When entering new markets, the Company allows for an initial advertising budget to generate an awareness of the new dispatch office. When opening additional offices as warranted, based on area demographics, the Company can also expand and coordinate its marketing efforts to the benefit of other established offices in the local area.

    Marketing is accomplished primarily through personal sales contacts, word of mouth, direct mail campaigns, and yellow pages advertising. Marketing strategy calls for an increased use of media public relations to heighten name recognition and advertising in key target industries publications and local newspapers.

    TEMPORARY WORKERS. Most workers find the Company's "Work Today, Paid Today" policy appealing and arrive at the dispatch office early in the morning motivated to put in a good day's work and receive a paycheck at the end of the day. Labor Ready's temporary workers are typically persons who are unemployed or in between jobs. Nearly all are male and most are between the ages of 18 and 40 and live in low income neighborhoods. Most temporary workers have phone numbers, and approximately 50% own cars. The average temporary worker works for Labor Ready approximately 90 hours per year.

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

    After reviewing work orders for the day, the manager pre-screens the qualifications of the temporary workers to assure they can perform the work required. Additionally, the individual must be at least 18 years old, physically capable and in apparent good health. The main objective is to dispatch the most suitable workers for the positions available. Dispatch office employees over time come to know most workers at the dispatch office and their capabilities. The Company is an equal opportunity employer.

    Under the Company's "satisfaction guaranteed" policy, replacements for all unsatisfactory workers are promptly provided if the customer notifies the Company within the first two hours of work. Employees who receive two concurrent complaints from customers are generally terminated or reprimanded. The Company will immediately terminate any employee who agrees to take a work order and does not report at the customer's job site. Any use of obscene language, alcohol or drugs on the dispatch office premises or at the job site are grounds for immediate dismissal. In addition, an employee found to be engaging in dishonest acts or filing a false workers' compensation claim will be terminated. A database is maintained which lists workers who were terminated to prevent rehire by other dispatch offices.

                                        Page-6

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

    RECRUITMENT  OF  TEMPORARY  WORKERS.    The  Company  attracts  its  pool
of temporary workers through flyers, newspaper advertisements, dispatch office displays, and word of mouth. The Company believes its strategy of locating dispatch offices in lower income neighborhoods, with ready access to public transportation, is particularly important in attracting workers.

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

    The Company experiences from time to time, during peak periods, shortages of available temporary workers. Dispatch offices with a shortage of workers attempt to fill work orders by asking temporary workers to inform friends, relatives and neighbors of the job openings and by identifying prospective workers from the Company's employee data base. On occasion, work orders requiring large numbers of temporary workers will be filled by general managers coordinating with other local dispatch offices.

    MANAGEMENT, EMPLOYEES AND TRAINING. The Company currently employs a total of 92 administrative and executive staff in the corporate office, and 771 people as supervisors, general managers, customer service representatives, district managers, area directors and support staff. General managers report to district managers who in turn report to area directors. The Company is hiring additional supervisory management personnel with experience in managing multi-location operations.

    After extensive interviews and tests, prospective general managers and customer service representatives generally undergo four weeks of training at an existing high-volume dispatch office. The employees then attend Labor Ready University, the Company's training division, located at the corporate office in Tacoma, Washington. Labor Ready University, formed in 1995 with the mission of training district managers, dispatch office managers and customer service representatives on the skills necessary for operating a dispatch office, is staffed by experienced training professionals. The Company has developed a curriculum, training manuals, and instruction modules for the six-day, rigorous sessions, which include sessions on topics such as marketing, direct mail, credit and collections, workers' compensation and safety. By operating the training center as part of an ongoing dispatch office, the managers and customer service representatives receive training under actual and simulated dispatch conditions. The Company is currently establishing eighteen certified field training centers located in current dispatch offices where all prospective general managers will attend their initial four weeks training. Department heads from the Company's corporate offices teach topics based on their area of expertise. The Company usually arranges to have an experienced manager participate in the classes to share experiences encountered in operating a dispatch office.

    MANAGEMENT INFORMATION SYSTEMS. The Company has developed its own proprietary software system to process all required payroll information and related payroll tax returns, together with other information important to managing hundreds of thousands of workers and staff in multiple states and countries. The Company plans to complete the installation of the next generation client server version of this software in all dispatch offices in 1997. The upgrade of hardware at the branch offices, to dedicated servers running Microsofts' Windows NT Server Version 3.51 and multiple stations running Microsoft's Windows '95, was completed in 1996 in preparation of the new client server software. Labor Ready employs eight full-time professionals that continually upgrade the systems and add features and enhance operations and reliability. The systems will continue to require additional hardware and software to accommodate the Company's operating and information needs while the Company conducts its rapid expansion program.

                                        Page-7

    The system maintains all of the Company's key databases from the tracking of work orders to payroll processing to maintaining worker records. The system regularly exchanges all point of sale information between the corporate headquarters and the dispatch offices, including customer credit information and outstanding balances. Dispatch offices can run a variety of reports on demand, such as receivables aging, margin reports, and customer activity reports. The Company can also conduct keyword searches on its employee database for certain types of work experience. Regional and area directors can also call into the system and monitor their territories from their laptops. The Company believes its proprietary software system provides Labor Ready with significant competitive advantages over competitors that utilize less sophisticated systems.

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

    WORKERS' COMPENSATION PROGRAM. The Company maintains workers' compensation insurance, as required by state laws. The Company operates in three states (Washington, West Virginia and Ohio) in which the state provides and administers the insurance and the Company is required to pay premiums based on the job classifications of the workers and the Company's previous claims experience. Other states permit the Company to obtain insurance coverage through fronting insurance carrier licensed to do business in those states. The Company had deposited $15.2 million as of December 31, 1996, with a foreign off-shore company for the payment of workers' compensation claims and related claims settlement expenses on claims originating in these states. Claims are administered by a third party administrator retained by the Company. At December 31, 1996, approximately $7.4 million remained on deposit for the payment of future claims and claims settlement expenses which were estimated by the Company at $3.9 million.

    The Company has established a separate department at its corporate headquarters to manage its insurers, third party administrators, and the medical service providers. The Company attempts to resolve claims promptly and generally closes claims within 120 days. To reduce the wage-loss compensation claims, the Company has established a "light duty" (transitional) return to work program that requires minimal physical exertion within the Company (dispatch office work) or outside assignments (e.g., cafeteria help) to customers. The Company's information system generates weekly workers' compensation loss minimization reports for both corporate and branch location use.

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

    In 1996, the Company's accident rate was approximately one incident per 7,400 man hours worked. The Company continues to emphasize safety awareness, which helps control workers' compensation costs, through training of its management employees and office staff, safety sessions with employees, issuing of safety equipment, monitoring of job sites, and communicating with customers to assure that the job request order is one that can be safely accomplished. Temporary workers are trained in safety procedures primarily by showing safety tapes at the beginning of each day. Bulletin boards with safety-related posters are prominently displayed. "Tailgate" safety training sessions are conducted at the manager's and regional safety director's discretion.

                                        Page-8

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

ITEM 2.            PROPERTIES

    The Company leases virtually all of its dispatch offices. Dispatch office leases generally permit the Company to terminate on 30 days notice and upon payment of three months rent. Certain leases have a minimum one year term and require additional payments for taxes, insurance, maintenance and renewal options.

    In February 1995, the Company purchased a labor dispatch building which also serves as a warehouse facility for supplies and storage in Tacoma, Washington. The Company also owns a 24,000 square foot facility in Tacoma, Washington which is currently listed as available for lease and/or sale. In August 1996, the Company purchased a 44,000 square foot office building and adjoining 10,000 square foot print shop in Tacoma, Washington to accommodate the Company's continuing expansion and currently serves as its headquarters and administrative office building. The Company also owns dispatch buildings in Kent, Washington, and Kansas City, Missouri. Management believes all of the Company's facilities are currently suitable for their intended use. At present growth rates, management believes the new building will be adequate for administrative offices through the year 1998.

                                        Page-9

ITEM 3.       LEGAL PROCEEDINGS

    The Company is not currently subject to any material legal proceedings.
The Company may from time to time become a party to various legal proceedings arising in the normal course of its business. These actions could include employee-related issues and disputes with customers. The
Company carries insurance for actions or omissions of its temporary employees. Since the temporary workers are under the supervision of the customer or its employees, the Company believes the terms of its contracts with its customers, which provide that the customers are responsible for all actions or omissions of the temporary workers, limit the Company's liability. Nevertheless, any future claims are subject to the uncertainties related to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted. See "Risk Factors Liability for Acts of Temporary Workers."

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.


                                       Page-10

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock commenced trading on the Nasdaq National Market on June 12, 1996. Prior to this point, the Company's common stock was traded over-the-counter. The high and low bids for the last two years were as follows:

                        Quarter Ended          High*           Low*
                        -------------          -----           ----

            March 31, 1995                     $5.00          $4.00
            June 30, 1995                      10.22           4.45
            September 30, 1995                  9.55           7.72
            December 31, 1995                  12.67           8.33
            March 31, 1996                     14.66           9.00
            June 30, 1996                      18.67          18.00
            September 30, 1996                 25.00          16.50
            December 31, 1996                  17.75          10.75

            *Dollar amounts are adjusted to reflect the three for two forward stock splits which were effective on November 22, 1995, and July 7, 1996.

    The Company had 605 shareholders of record as of December 31, 1996. The quotation information has been derived from the Electronic Bulletin Board Quotation System operated by broker/dealers and does not include retail markups or markdowns or commissions. The bid price does not reflect prices in actual transactions. No cash dividends have been declared on the Company's Common Stock to date and the Company does not intend to pay a cash dividend on common stock in the foreseeable future. Future earnings will be used to finance the growth and development of the Company.

                                       Page-11

ITEM 6.       SELECTED FINANCIAL INFORMATION.

    The following selected consolidated financial information of the Company has been derived from the Company's audited Consolidated Financial Statements. The Consolidated Balance Sheets as of December 31, 1995 and 1996, and the Consolidated Statements of Operations, Changes in Shareholders' Equity, and Cash Flows for the years ended December 31, 1994, 1995, and 1996 were audited by BDO Seidman, LLP, whose report thereon appears elsewhere herein. The Statement of Operations Data for the years ended December 31, 1992 and 1993, are derived from the Company's audited financial statements which do not appear herein. The data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                  SUMMARY CONSOLIDATED FINANCIAL AND OPERATING DATA
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
                                                       1992          1993          1994            1995         1996
                                                    ---------      ---------     ---------      ----------    ---------
STATEMENT OF OPERATIONS DATA:
Revenues from services.............................  $8,424        $15,659        $38,951        $94,362       $163,450
Gross profit.......................................   1,939          3,258          8,238         17,719         28,474
Income before taxes and extraordinary item.........      86            253          1,188          3,232          3,506
Extraordinary item, net of tax.....................    --               48           --             --          (1,197)
Net income.........................................     159            269            852          2,062            724
Earnings per common share..........................   $0.04          $0.04          $0.13          $0.23          $0.06
Weighted average shares outstanding (1)............   4,053          5,502          6,545          8,692         10,859

OPERATING DATA:
Revenues from dispatch offices open for full period  $8,230        $12,960        $27,311        $65,798       $133,156
Revenues from dispatch offices opened during period    $194         $2,699        $11,640        $28,310        $30,294
Dispatch offices open at period end................      10             17             51            106            200



                                                                           YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
                                                       1992            1993          1994          1995           1996
                                                      ---------     ---------     ---------     ----------      ---------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets.....................................  $1,454         $2,313         $7,572        $20,730        $48,741
Total assets.......................................   1,880          3,153          8,912         26,182         64,331
Current liabilities................................   1,086          1,706          5,631          7,956         11,505
Long-term liabilities..............................     578            777            319          9,695          1,234
Total liabilities..................................   1,664          2,483          5,950         17,650         12,739
Shareholders' equity...............................     216            670          2,962          8,532         51,592
Cash dividends declared (2)........................    --               50             43             43             43
Working capital....................................     368            607          1,941         12,774         37,236


(1) The weighted average shares outstanding have been adjusted to reflect the three for two forward stock splits which were effective on November 22, 1995, and July 7, 1996.

(2) Represents cash dividends on the Preferred Stock. The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. See "Price Range of Common Stock and Dividend Policy."

                                       Page-12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in connection with the Company's Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this document.

OVERVIEW

    Labor Ready is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily in construction, freight
handling,   warehousing,  landscaping,  light  manufacturing,  and  other  light industrial businesses. The Company has rapidly grown from eight dispatch offices in 1991 to 200 dispatch offices at December 31, 1996. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions. The Company's revenues grew from approximately $6.0 million to $163.5 million from 1991 to 1996. This revenue growth has been generated both by opening new dispatch offices and by continuing to increase sales at existing dispatch offices. In 1996, the average annual revenue per dispatch office open for more than a full year was $1.3 million.

    The Company expects to open 100 new dispatch offices in each of 1997 and 1998. In 1996, the Company incurred costs of approximately $5.6 million to open 94 new dispatch offices (an average of approximately $60,000 per dispatch office). The Company expects the average cost of opening new dispatch offices to continue to increase due to more extensive management training and the installation of more sophisticated computer and other office systems. Further, once open the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. The Company pays its temporary workers on a daily basis, and bills its customers on a weekly basis. The average collection cycle for 1996 was
approximately 38 days.  Consequently,  the  Company  experiences   significant
negative cash flow from operations and investment activities during periods of high growth, which also adversely impacts the Company's overall profitability. The Company expects to continue to experience periods of negative cash flow from operations and investment activities while it rapidly opens dispatch offices and expects to require additional sources of working capital in order to continue to grow. See "-- Results of Operations" and "--Liquidity and Capital Resources."

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

    Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the mix of work diversifies. The Company may discount its rates when it enters a new market to attract customers. From time to time during peak periods, the Company experiences shortages of available temporary workers. See "Risk Factors -- Dependence on Availability of Temporary Workers."

    Cost of services primarily includes wages and related payroll expenses of temporary workers and dispatch office employees, general managers, district managers and area directors, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes, but does not include dispatch offices lease expenses. The Company's cost of services as a percentage of revenues has fluctuated significantly in recent periods and is expected to continue to fluctuate significantly in future periods as the Company continues its rapid growth. Cost of services as a percentage of revenues is affected by numerous factors, including salaries of new supervisory personnel hired under new management organizational structures, the hiring of large numbers of general managers, the use of lower introductory rates to attract new customers at new dispatch offices, and the relatively lower revenues generated by new dispatch offices prior to reaching maturity.

                                       Page-13

    Temporary workers assigned to customers remain Labor Ready employees.
Labor Ready is responsible for employee-related expenses of its temporary workers, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company does not provide health, dental, disability or life insurance to its temporary workers. Generally, the Company bills its customers for the hours worked by the temporary workers assigned to the customer. Because the Company pays its temporary workers only for the hours actually worked, wages for the Company's temporary workers are a variable cost that increases or decreases directly in proportion to revenue. The Company has one franchisee which operates five dispatch offices. The Company does not intend to grant additional franchises. Royalty revenues from the franchised dispatch offices are included in revenues from services and were not material during any period presented herein. See "Selected Consolidated Financial Information."

    The typical customer order is for two temporary workers and the typical payroll check paid by the Company is less than $50.00. The Company is not dependent on any individual customer for more than 2% of its annual revenues. During 1996, the Company had in excess of 35,000 customers and filled more than 1.4 million work orders.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated.

                                             YEAR ENDED DECEMBER 31,
                                   ------------------------------------------
                                        1994          1995           1996
                                    ------------    -----------   -----------

Revenues from services.............   100.0%         100.0%         100.0%
Cost of services...................     78.9           81.2           82.6
Selling, general and
  administrative expenses..........     16.9           14.5           15.3
Interest and other expenses, net...      1.2            0.9          (0.1)
Income before taxes on income and
  extraordinary item...............      3.0            3.4            2.1
Net income.........................      2.2            2.2            0.4

YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

    DISPATCH OFFICES. The number of offices grew to 200 at December 31, 1996 from 106 locations at December 31, 1995, a net increase (after closings and consolidations) of 94 dispatch offices, or 89%. The Company estimates that its aggregate costs of opening 94 new dispatch offices in 1996 was $5.6 million (an average of approximately $60,000 per dispatch office) compared to aggregate costs of approximately $2.0 million (an average of approximately $35,000 per dispatch office) to open 57 new stores in 1995. Management believes that the costs of opening new dispatch offices will continue to increase. The increases in 1996 were primarily the result of a longer manager training period, increased pre-hire and screening costs and the added opening costs related to the use of more sophisticated computer and other office systems. The number of dispatch offices grew to 106 at December 31, 1995 from 51 locations at December 31, 1994, a net increase (after closings and consolidations) of 55 dispatch offices, or 108%. The Company estimates that its aggregate costs of opening 34 new dispatch offices in 1994 was approximately $850,000 (an average of approximately $25,000 per dispatch office). The increases in 1995 were primarily the result of a longer manager training period, the establishment of Labor Ready University and the added opening costs related to the use of more sophisticated computer and other office systems.

    REVENUES FROM SERVICES. The Company's revenues from services increased to $163.5 million for 1996 from $94.4 million for 1995, an increase of $69.1 million, or 73%. This increase in revenues from services resulted primarily from increases in revenues from dispatch offices open for the full period, as indicated below, and to a lesser extent from revenues from dispatch offices open for less than a year. This difference from prior years was the result of the timing of dispatch office openings in 1996 as 45 dispatch offices were opened in the second half of the year. The Company's revenues from services increased to $94.4 million for 1995 from $39.0 million for 1994, an increase of $55.4 million, or 142%. This increase in revenues from services resulted from essentially equal increases in revenues from dispatch offices open for the full period and revenues generated from dispatch offices opened during the period, as indicated below.

                                       Page-14


                                                                  1994               1995           1996
                                                                 ------             ------         ------

                                                                              (IN THOUSANDS)
Increase in revenues from dispatch offices open for full year..  $11,652            $27,823        $39,161
Revenues from new dispatch offices opened during year..........  $11,640            $27,588        $29,927
                                                                --------            --------       --------

Total increase over prior year.................................  $23,292            $55,411        $69,088
                                                                --------            --------       --------
                                                                --------            --------       --------

    COST OF SERVICES. Cost of services increased to $135.0 million for 1996 from $76.6 million for 1995, an increase of $58.4 million, or 76.2%, reflecting
the additional   wages  and  salaries  paid  to  temporary  workers  and
additional management personnel and related payroll expenses. Cost of services as a percentage of revenues from services increased to 82.6% for 1996 from 81.2% for 1995, an increase of 1.4%. This increase in costs as a percentage of revenues reflects salaries of new supervisory and sales personnel hired under new management organizational structures, the adverse effect of loss development for workers' compensation, the use of lower introductory rates to attract new customers at new dispatch offices, and the relatively lower revenues generated by new dispatch offices prior to reaching maturity. Cost of services increased to $76.6 million for 1995 from $30.7 million for 1994, an increase of $45.9 million, or 150%, reflecting the additional wages and salaries paid to temporary workers and the related payroll expenses. Cost of services as a percentage of revenues from services increased to 81.2% for 1995 from 78.9% for 1994, an increase of 2.3%. The Company expects to experience significant fluctuations in such percentage in future periods as the Company continues its rapid addition of new dispatch offices

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.   Selling,  general,  and
administrative expenses increased to $25.1 million in 1996 from $13.6 million in 1995, an increase of $11.5 million, or 84.6%. As a percentage of revenues, selling, general, and administrative expenses increased to 15.3% for 1996 from 14.5% for 1995, or 0.8%. This increase was the result of the new management personnel hired to provide the necessary organizational infrastructure to effectively manage the Company's anticipated growth over the next several years and new and enhanced information systems designed to improve both workers' compensation administration and the credit and collection processes. Selling, general, and administrative expenses increased to $13.6 million in 1995 from $6.6 million in 1994, an increase of $7.0 million, or 106%. As a percentage of revenues, selling, general, and administrative expenses decreased to 14.5% for 1995 from 16.9% for 1994. This percentage decrease resulted primarily from selling, general and administrative expenses increasing at a slower rate than the increase in revenues.

    INTEREST AND OTHER EXPENSES. Interest income and other expenses, net, was a positive contribution to income of $93,000 in 1996, compared to an expense of $866,000 in 1995. This reversal resulted from the Company's completion of the public offering in June 1996, the subsequent prepayment of substantially all debt (including the subordinated debentures) and investment of surplus funds in short-term corporate debt obligations. As a percentage of revenues, interest income and other expenses, net, increased from an expense of 0.9% in 1995 to a positive contribution to income of 0.1% in 1996. Interest expense and other expenses, net, increased to an expense of approximately $866,000 in 1995 from an expense of approximately $457,000 in 1994, an increase of 89.5%, reflecting primarily higher borrowing amounts and the additional interest costs of the $10 million principal amount of subordinated debt issued in October 1995. As a percentage of revenues, interest expense decreased from 1.2% in 1994, to 0.9% in 1995, reflecting the increased revenues of the Company.

    TAXES ON INCOME. The Company's taxes on income increased to $1.6 million in 1996 from approximately $1.2 million in 1995, an increase of approximately $0.4 million, or 33%. This increase was the direct result of the corresponding increase in the Company's income before taxes for such period, the expense incurred related to a change in the prior year estimated deferred tax asset and the higher overall effective tax rates as the Company expanded into more states and cities which impose a local income tax. The Company had a net deferred tax asset of approximately $1.7 million at December 31, 1996, resulting primarily from workers' compensation deposits, credits and reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income. See Note 10 to Consolidated Financial Statements. The Company's taxes on income increased to $1.2 million in 1995 from approximately $336,000 in 1994, an increase of approximately $816,000, or 243%. This increase was the direct result of the corresponding increase in the Company's income before taxes for such period.

    NET INCOME. Net income for 1996 decreased to $725,000 from $2,061,000 in 1995. This represents a $1,338,000 decrease or 65%. The decrease was primarily the result of the adverse effect of losses from workers' compensation claims and an extraordinary loss. An extraordinary loss of approximately $1,900,000 was the result of the prepayment of the entire outstanding balance of the subordinated debt. This prepayment required that the deferred financing costs and the debt discount, which were previously being amortized over the original life of the debt, be immediately charged to expense. In 1995, the increase in

                                       Page-15
revenues from services also resulted in an increase in net income to $2,100,000 from $852,000 for 1994. This represents an increase of $1,200,000 or 142%, and corresponds to the increase in revenues in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   During 1996 and 1995, the Company used net cash in operating activities of $7.1 million and $3.7 million, respectively, reflecting the significant growth in the Company's revenues and accounts receivable, increased workers' compensation deposits, and the opening of 94 new dispatch offices in 1996, and 57 new dispatch offices in 1995. The Company used net cash in investing activities of $11.0 million in 1996, and $2.5 million in 1995 in connection with the opening of dispatch offices, improvements to and the purchase of new corporate offices and investments in cash restricted for workers' compensation claims. Management anticipates continuing cash flow deficits from operations and investing activities while the number of dispatch offices continues to grow at rapid rate. Management expects the cash flow deficit to be financed by the use of the Company's revolving line of credit, and may consider other equity or debt financings as necessary.

    The Company financed its operations in 1996 and 1995 primarily through the sale of debt and equity securities, as discussed below.

    On June 12, 1996, the Company successfully completed the sale of 1,950,000 shares of the Company's common stock, through a public offering, at a price of $16.33 per share ($15.23 net of underwriting costs). An additional 295,000 shares of common stock were sold pursuant to an underwriters over-allotment option, at the same price per share. In connection with this offering, the Company incurred costs of approximately $574,000 which have been applied against the proceeds received. The cash proceeds have been used to fund the growth in dispatch offices, pay-off substantially all long-term debt, fund required workers' compensation deposits and provide for significant cash necessary to support operating and financing opportunities. As of March 7, 1997, the Company had surplus funds of approximately $9.7 million invested in cash equivalents and short-term debt instruments.

    In October 1995, the Company completed a private financing of $10.0 million in 13% Senior Subordinated Notes (the "Notes"). Under the terms of the Notes, holders thereof were granted warrants to purchase 1,113,552 shares of common stock, and such warrants are exercisable any time prior to the expiration of the seven year term or upon the early payment of the Notes at an established price of $7.78 per share. In August 1996, the Company notified the holders of the Notes of its intention to prepay the entire outstanding amount as of September 5, 1996. The holders of the Notes exercised the remaining outstanding 1,023,552 warrants, effected in the form of a non-cash transaction, and the balance of the Notes, $2,038,927, was paid in cash by the Company. An extraordinary loss of $1,197,400 (net of the associated tax benefit of $703,200) was incurred on the write-off of the balance of both the debt discount and debt issuance costs.

    In August 1996, the Company obtained a new revolving credit facility from U.S. Bank of Washington, N.A. which provides for borrowings of up to $20,000,000 and is secured by the accounts receivable of the Company. The credit line has an established interest rate equal to the bank's prime rate. As of December 31, 1996, the Company did not have any borrowings outstanding under this agreement.

    In December, 1996, the Company used $1,714,744 in cash to finance the original capitalization of Labor Ready Assurance Company, a wholly owned foreign subsidiary. This subsidiary was created to provide the Company with a more cost efficient method of administering, paying and settling the claims incurred relative to workers' compensation. Operation of this subsidiary began January 1, 1997. Additional investments of restricted cash will be required as the Company expands its operation.

OUTLOOK:  ISSUES AND UNCERTAINTIES

    Labor Ready does not provide forecasts of future financial performance. While Labor Ready's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

    MANAGE GROWTH. The Company's growth is dependent upon such factors as its ability to attract and retain sufficient qualified management personnel to manage multiple and individual dispatch offices, the availability of sufficient temporary workers to meet customer needs, workers' compensation costs, collection of accounts receivable and availability of working capital, all of which are subject to uncertainties. The Company must continually adapt its management structure and internal control systems as it continues its rapid growth.

                                       Page-16

    KEY PERSONNEL. The Company's success depends to a significant extent upon the continued service of its Chief Executive Officer and other members of the Company's executive management. Future performance depends on its ability to recruit, motivate and retain key management personnel.

    GOVERNMENT REGULATIONS AND WORKERS' COMPENSATION. The Company incurs significant costs to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers' compensation and unemployment insurance. The Company attempts to increase fees charged to its customers to offset increased costs relating to these laws and regulations, but may be unable to do so. If Congress or state legislatures adopt laws specifying benefits for temporary workers, demand for the Company's services may be adversely affected. In addition, workers' compensation expenses are based on the Company's actual claims experiences in each state and the actual aggregate workers' compensation costs may exceed estimates.

    QUALIFIED MANAGERS. The Company relies heavily on the performance and productivity of its dispatch office general managers, who manage the operation of the dispatch offices, including recruitment, daily dispatch of temporary workers and interfacing with customers. Since the Company opened 94 dispatch offices in 1996 and has plans to open 100 new offices in each of 1997 and 1998, the Company needs to hire managers for each new office, plus replace managers lost through turnover, attrition or termination. The Company's future growth and performance depends on its ability to hire, train and retain qualified managers from a limited pool of qualified candidates who generally have no prior experience in the temporary employment industry.

    COMPETITION. The temporary services industry is highly fragmented and highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local operations, compete with the Company in the staffing industry. Price competition is intense, particularly for provision of light industrial personnel, and price pressure from both competitors and customers is increasing.

    WORKING CAPITAL REQUIREMENTS. The Company experiences significant negative cash flow from operations and investment activities (approximately $17.6 million and $5.4 million in 1996 and 1995, respectively). In 1996, the Company incurred costs of approximately $5.6 million to open 94 new dispatch offices (an average of approximately $60,000 per dispatch office). Once open, the Company invests significant additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs. In addition, the Company pays its temporary personnel on a daily basis and bills its customers on a weekly basis. The Company expects to require additional sources of capital in order to continue to grow.

    INDUSTRY RISKS. Temporary staffing companies employ and place people in the workplace of their customers. Attendant risks include potential litigation based on claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity, and other claims. While the Company tries to limit its liability by contract, it may be held responsible for the actions at a jobsite of workers not under the Company's direct control. Temporary staffing companies are also affected by fluctuations and interruptions in the business of their customers.

    ECONOMIC FLUCTUATIONS. Demand for the Company's services may be significantly affected by the general level of economic activity and unemployment in the U.S. and specifically within the construction and light industrial trades.

    SEASONALITY. Many of the businesses served by the Company, particularly construction and landscaping businesses, are seasonal or cyclical in their work flow. The Company generally experiences increased demand in the spring, summer and early fall, while inclement weather is generally coupled with lower demand for the Company's services.

    AVAILABILITY OF TEMPORARY WORKERS. The Company competes with other temporary personnel companies to meet its customer needs. The Company must continually attract reliable temporary workers to fill positions and may from time to time experience shortages of available temporary workers.

    INFORMATION PROCESSING. The Company's management information systems, located at its headquarters, are essential for communication with dispatch offices throughout the country. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely hamper the Company's business.

                                       Page-17

                                  LABOR READY, INC.
                          CONSOLIDATED FINANCIAL STATEMENTS

                                  TABLE OF CONTENTS

                                                           Page

Report of Independent Certified Public Accountants.......  F-2

Consolidated Balance Sheets
  at December 31, 1995 and 1996..........................  F-3

Consolidated Statements of Income
  for the Years Ended December 31, 1994, 1995  and 1996..  F-5

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1995 and 1996... F-6

Consolidated Statements of Cash Flows
  for the Years Ended December 31, 1994, 1995 and 1996...  F-7

Notes to Consolidated Financial Statements...............  F-9

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
Labor Ready, Inc.


    We have audited the accompanying consolidated balance sheets of Labor Ready, Inc. and subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Labor Ready, Inc. and subsidiaries as of December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Spokane, Washington                              /s/ BDO Seidman, LLP
February 24, 1997

                                  LABOR READY, INC.
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1995 AND 1996

                                        ASSETS


                                                        DECEMBER 31,
                                                    1995           1996
                                              ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents...............   $  5,359,113    $ 17,597,821
   Accounts receivable, less allowance
    for doubtful accounts of $868,607 and
    $1,236,776 (Notes 3 and 13)............     12,182,806      21,010,653
   Workers' compensation deposits
    and credits (Note 2)...................      1,886,644       5,285,552
   Prepaid expenses and other..............        602,052       1,983,961
   Income taxes receivable.................         --           1,194,633
   Deferred income taxes (Note 10).........        698,930       1,668,474
                                              ------------    ------------

    Total current assets...................     20,729,545      48,741,094
                                              ------------    ------------

PROPERTY AND EQUIPMENT (Note 4):
   Buildings and land......................      1,536,086       3,733,202
   Computers and software..................      2,005,985       5,522,934
                                              ------------    ------------

                                                 3,542,071       9,256,136
   Less accumulated depreciation...........        690,648       1,431,562
                                              ------------    ------------

   Property and equipment, net.............      2,851,423       7,824,574
                                              ------------    ------------

OTHER ASSETS:
   Intangible assets and other, less
    amortization of $114,588 and
    $979,572 (Note 17).....................      1,156,285       3,071,933
   Workers' compensation deposits and
    credits, less current portion (Note 2).      1,427,905       2,979,018
   Deferred income taxes (Note 10).........         16,477          --
   Restricted cash in captive insurance
    subsidiary (Note 2)....................         --           1,714,744
                                              ------------    ------------

    Total other assets.....................      2,600,667       7,765,695
                                              ------------    ------------

   Total assets (Notes 3 and 5)............  $  26,181,635   $  64,331,363
                                              ------------    ------------
                                              ------------    ------------



             See accompanying notes to consolidated financial statements.

                                  LABOR READY, INC.
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1995 AND 1996

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          DECEMBER 31,
                                                 ----------------------------
                                                        1995          1996
                                                 -------------  -------------
CURRENT LIABILITIES:
    Checks issued against future deposits.....   $     514,842   $  1,139,555
    Accounts payable..........................       1,118,081      2,230,721
    Accrued wages and benefits................       1,588,147      3,046,084
    Workers' compensation claims
     (Note 2) (Note 17).......................       1,943,338      5,076,686
    Income taxes payable......................       1,161,000         --
    Note payable (Note 3).....................       1,591,206         --
    Current maturities of long-term
     debt (Note 4)............................          39,117         11,905
                                                 -------------  -------------

    Total current liabilities.................       7,955,731     11,504,951
                                                 -------------  -------------


LONG-TERM LIABILITIES:
    Long-term debt, less current maturities
     (Notes 4 and 6)..........................         953,937         90,352
    Deferred income taxes (Note 10)...........          --          1,144,144
    Subordinated debt, less unamortized
     discount of $1,213,303 and $0 (Note 5)...       8,740,623         --
                                                 -------------  -------------

    Total long-term liabilities...............       9,694,560      1,234,496
                                                 -------------  -------------

    Total liabilities.........................      17,650,291     12,739,447
                                                 -------------  -------------


COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.444 par value
     5,000,000 shares authorized;
     issued and outstanding 1,921,687
     shares (Note 8)..........................         854,082        854,082
    Common stock, no par value 25,000,000
     shares authorized; issued and
     outstanding, 8,818,848 and 12,373,576
     shares (Note 5,7 and 9)..................       7,116,422     49,516,834
    Cumulative foreign currency translation
     adjustment...............................        (28,707)       (50,126)
    Retained earnings.........................         589,547      1,271,126
                                                 -------------  -------------

    Total shareholders' equity                       8,531,344     51,591,916
                                                 -------------  -------------

    Total liabilities and shareholders'
     equity...................................   $  26,181,635  $  64,331,363
                                                 -------------  -------------
                                                 -------------  -------------

             See accompanying notes to consolidated financial statements.

                                  LABOR READY, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                          YEAR ENDED DECEMBER 31,
                                               1994                 1995               1996
                                         -------------       -------------       -------------
Revenues from services..................   $38,950,683         $94,361,629        $163,449,620
Costs and expenses:
 Cost of services.......................    30,712,945          76,642,962         134,975,798
 Selling, general and
 administrative.........................     6,592,555          13,639,034          25,060,587
 Interest and other, net................       457,378             866,113            (93,476)
                                         -------------       -------------       -------------
Income before taxes on income
 and extraordinary item.................     1,187,805           3,231,520           3,506,711
Taxes on income (Note 10)...............       336,000           1,151,713           1,585,028
                                         -------------       -------------       -------------
Income before extraordinary
 item...................................       851,805           2,061,807           1,921,683
Extraordinary item, net of income tax
 benefit of $703,200 (Note 5)...........       --                  --              (1,197,400)
                                         -------------       -------------       -------------

Net income..............................      $851,805          $2,061,807            $724,283
                                         -------------       -------------       -------------
                                         -------------       -------------       -------------
Earnings per common share:
 Income before extraordinary
  item (Note 8).........................         $0.13               $0.23               $0.17
Extraordinary item, net.................       --                  --                   (0.11)
                                         -------------       -------------       -------------

Net income..............................         $0.13               $0.23               $0.06
                                         -------------       -------------       -------------
                                         -------------       -------------       -------------

Weighted average shares
 outstanding (Note 9)...................     6,544,955           8,692,368          10,859,075
                                         -------------       -------------       -------------
                                         -------------       -------------       -------------


            See  accompanying notes to consolidated financial statements.

                                  LABOR READY, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                                                                                  CUMULATIVE
                                                                                                     RETAINED       FOREIGN
                                              COMMON STOCK                PREFERRED STOCK            EARNINGS      CURRENCY
                                       --------------------------   --------------------------     (ACCUMULATED   TRANSLATION
                                         SHARES         AMOUNT        SHARES         AMOUNT          DEFICIT)      ADJUSTMENT
                                       -----------   ------------   ----------    ------------     ------------   -----------
BALANCE, January 1, 1994 . . . . . .     5,856,615   $  2,135,764    2,256,951    $  1,003,088    $ (2,387,662)     $  --
  Net income for the year. . . . . .         --             --           --                 --          851,805
  Debentures converted . . . . . . .       535,265        271,200        --              --               --           --
  Common stock issued from private
    placement. . . . . . . . . . . .     1,068,660      1,130,223        --              --               --           --
  Preferred stock canceled . . . . .         --             --        (335,264)       (149,006)         149,006        --
  Common stock canceled on lapsing
    subscriptions. . . . . . . . . .        (4,500)        (2,000)       --              --               --           --
  Common stock issued for services .         2,250          5,000        --              --               --           --
  Foreign currency translation . . .         --             --           --              --               --          (2,853)
  Preferred stock dividend . . . . .         --             --           --              --             (42,705)       --
                                       -----------   ------------   ----------    ------------     ------------   ----------
BALANCE, December 31, 1994 . . . . .     7,458,290      3,540,187    1,921,687         854,082       (1,429,556)      (2,853)
  Net income for the year. . . . . .         --             --           --              --           2,061,807        --
  Common stock issued on conversion
    of debt. . . . . . . . . . . . .       224,103        382,364        --              --               --           --
  Common stock issued for 401(k)
    Plan . . . . . . . . . . . . . .         1,795          7,679        --              --               --           --
  Common stock issued from private
    placement. . . . . . . . . . . .        21,000         69,998        --              --               --           --
  Common stock issued on warrants
    exercised. . . . . . . . . . . .     1,068,660      1,781,100        --              --               --           --
  Common stock issued on the exercise
    of options . . . . . . . . . . .        45,000         45,000        --              --               --           --
  Detachable stock warrants issued .         --         1,290,094        --              --               --           --
  Preferred stock dividend . . . . .         --             --           --              --             (42,704)       --
  Foreign currency translation . . .         --             --           --              --               --         (25,854)
                                       -----------   ------------   ----------    ------------     ------------   ----------
BALANCE, December 31, 1995 . . . . .     8,818,848      7,116,422    1,921,687         854,082          589,547      (28,707)
  Net income for the year. . . --            --             --           --              --             724,283        --
  Common stock issued for 401(k)
    Plan . . . . . . . . . . . . . .         5,138         48,250        --              --               --           --
  Common stock issued from public
    stock offering, net (note 9) . .     2,242,500     33,586,259        --              --               --           --
  Common stock issued on debt
    extinguishment and warrants
    exercised. . . . . . . . . . . .     1,023,552      7,961,074        --              --               --           --
  Common stock issued on the exercise
    of options . . . . . . . . . . .       283,538        804,829        --              --               --           --
  Preferred stock dividend . . . . .         --             --           --              --             (42,704)       --
  Foreign currency translation . . .         --             --           --              --               --         (21,419)
                                       -----------   ------------   ----------    ------------     ------------   ----------
BALANCE, December 31, 1996 . . . . .    12,373,576    $49,516,834    1,921,687      $  854,082       $1,271,126     $(50,126)
                                       -----------   ------------   ----------    ------------     ------------   ----------
                                       -----------   ------------   ----------    ------------     ------------   ----------


             See accompanying notes to consolidated financial statements.

                                  LABOR READY, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1994           1995          1996
                                                 ----------    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . .   $  851,805    $ 2,061,807   $    724,283
Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization. . . . . . . .      178,416        522,436      1,796,618
  Common stock issued for services . . . . . .        5,000          --             --
  Loss on assets sold. . . . . . . . . . . . .        --             --             3,729
  Provision for doubtful accounts. . . . . . .      341,799      1,084,526      2,078,489
  Extinguishment of debt, extraordinary item .        --             --         1,900,601
  Deferred income taxes. . . . . . . . . . . .     (260,000)      (502,451)       191,077
Changes in assets and liabilities
  Accounts receivable. . . . . . . . . . . . .   (3,597,793)    (8,104,502)   (10,906,336)
  Workers' compensation deposits and credits .   (1,265,962)    (1,871,348)    (4,950,021)
  Prepaid expenses and other . . . . . . . . .     (234,221)      (324,697)    (1,381,909)
  Accounts payable . . . . . . . . . . . . . .      239,186        753,442      1,160,890
  Accrued wages and benefits . . . . . . . . .      535,281        774,339      1,457,937
  Workers' compensation claims . . . . . . . .      458,938      1,234,469      3,133,348
  Income taxes payable (receivable). . . . . .      497,000        664,000     (2,355,633)
                                                 ----------    -----------   ------------
Net cash used in operating activities. . . . .   (2,250,551)    (3,707,979)    (7,146,927)
                                                 ----------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . .     (549,959)    (2,471,001)    (5,749,935)
  Proceeds from sale of capital assets . . . .        --             --             8,891
  Investments in cash restricted for workers
    compensation claims. . . . . . . . . . . .        --             --        (1,714,744)
  Additions to intangible assets and other . .      (43,501)         --        (3,558,609)
                                                 ----------    -----------   ------------
  Net cash used in investing activities. . . .     (593,460)    (2,471,001)   (11,014,397)
                                                 ----------    -----------   ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments (borrowings) on note payable. .    2,177,409     (1,569,374)    (1,591,206)
  Checks issued against future deposits. . . .        --           514,842        624,713
  Proceeds from issuance of common stock . . .    1,130,223         69,998          --
  Net proceeds from public offering. . . . . .        --             --        33,586,259
  Proceeds from warrants exercised . . . . . .        --         1,781,100          --
  Proceeds from options exercised. . . . . . .        --            45,000        804,829
  Debt issue costs . . . . . . . . . . . . . .        --          (816,769)         --
  Proceeds from stock subscriptions. . . . . .       79,325          --             --
  Repayment of subordinated debt . . . . . . .        --             --        (2,069,643)
  Borrowings on long-term debt . . . . . . . .       74,000     11,529,951          --
  Payments on long-term debt . . . . . . . . .     (189,221)      (552,074)      (890,797)
  Dividends paid . . . . . . . . . . . . . . .      (50,154)       (42,704)       (42,704)
                                                 ----------    -----------   ------------
  Net cash provided by financing activities. .    3,221,582     10,959,970     30,421,451
  Effect of exchange rates . . . . . . . . . .       (2,853)       (25,854)       (21,419)
                                                 ----------    -----------   ------------
  Net increase in cash and cash equivalents. .      374,718      4,755,136     12,238,708
CASH AND CASH EQUIVALENTS, beginning of
  year . . . . . . . . . . . . . . . . . . . .      229,259        603,977      5,359,113
                                                 ----------    -----------   ------------
CASH AND CASH EQUIVALENTS, end of year . . . .   $  603,977    $ 5,359,113   $ 17,597,821
                                                 ----------    -----------   ------------
                                                 ----------    -----------   ------------


             See accompanying notes to consolidated financial statements.

                                  LABOR READY, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996




                                                                YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1994           1995           1996
                                                       ---------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid. . . . . . . . . . . . . . . . .       $ 513,497    $ 1,302,929    $   332,479
  Income taxes paid. . . . . . . . . . . . . . .       $  99,000    $   990,164    $ 2,858,941

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Contribution of Common stock contributed to
    employer 401(k) Plan . . . . . . . . . . . .           --       $     7,679    $    48,250
  Cancellation of preferred stock. . . . . . . .       $ 149,006         --             --
  Debentures converted to Common stock . . . . .       $ 271,200    $    75,000         --
  Issuance of a note receivable on the sale of
    capital assets . . . . . . . . . . . . . . .           --            --        $    23,250
  Issuance of common stock for the warrants
    exercised on debt retirement . . . . . . . .           --            --        $ 7,961,074
  Refinance of note payable, net . . . . . . . .       $   2,000         --             --



             See accompanying notes to consolidated financial statements.

                                  LABOR READY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 A. BASIS OF PRESENTATION
 The consolidated financial statements include the accounts of Labor Ready, Inc. and its wholly-owned subsidiaries Labour Ready Temporary Services Limited and Labor Ready Assurance Company (collectively referred to as "the Company"). The Company's principal business activity involves providing temporary workers for manual labor jobs to construction and small manufacturing companies in the United States and Canada. The Company's customers are primarily businesses in the construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial markets. These businesses require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual work. The Company was incorporated under the laws of the State of Washington on March 19, 1985. All inter-company balances and transactions between these entities have been eliminated on consolidation.

 B. REVENUE RECOGNITION
 Revenues from services and the related cost of services are recorded in the period in which the services are performed. Franchise activity and fees are minimal.

 C. CASH AND CASH EQUIVALENTS
 The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

 D. PROPERTY AND EQUIPMENT
 Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty nine and one-half years.

 E. INTANGIBLE ASSETS AND OTHER
 The intangible assets primarily consist of pre-opening costs, customer lists and non-compete agreements. Pre-opening and start-up costs incurred in connection with the establishment of a new dispatch office are capitalized until such facilities become operational. These costs are then amortized on a straight line basis over a period of two years. Amortization of the other intangible assets is computed using the straight line method over periods not exceeding ten years. Management evaluates, on an ongoing basis, the carrying value of intangible assets and makes a specific provision against the asset when an impairment is identified.

 F. INCOME TAXES
 The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

 G. EARNINGS PER SHARE
 The primary earnings per common share was computed by dividing the net income less preferred stock dividends ($42,700 for each year presented) by the weighted average number of shares of common stock and common stock equivalents outstanding for all periods presented. Fully diluted earnings per share does not differ materially from primary earnings per share. In February, 1995 and July, 1996, the Company declared a three-for-two Common Stock split, which has been retroactively applied for 1994 and 1995 in the determination of the weighted average number of shares of Common Stock and Common Stock equivalents outstanding.

                                  LABOR READY, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
 H. FOREIGN CURRENCY TRANSLATION
 Assets and liabilities of Labour Ready Temporary Services Limited are translated at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the weighted average rates of exchange prevailing during the year. The related translation adjustments are reflected as an accumulated translation adjustment as a component of shareholders' equity.

 I. WORKERS' COMPENSATION
 The Company established provisions for future claim liabilities based on estimates of the future cost of claims and claim losses (including future claim adjustment expenses) that have been reported but not settled, and of losses that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they are made.

 J. MANAGEMENT'S ESTIMATES
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 K. ADVERTISING COSTS
 Costs incurred for designing, producing and communicating advertising are generally expensed when incurred. Costs incurred under the Company's new dispatch office development program are capitalized and the expense is recognized upon opening of the dispatch office.

 L. STOCK-BASED COMPENSATION
 In 1996, the Company adopted for footnote disclosure purposes only, SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock based award is determined using the intrinsic value method whereby compensation cost is the excess of the quoted market prices of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

 M. ACCOUNTING FOR LONG-LIVED ASSETS
 In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The adoption of this standard did not have a significant impact on the Company's financial statements.

 N. RECLASSIFICATION
 Certain items in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the classifications used in 1996.

                                  LABOR READY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

 2.  WORKERS' COMPENSATION
 As required by the laws of the various states in which Labor Ready does business, the Company provides workers' compensation insurance to its temporary workers and office staff. Each state has specific workers' compensation programs and requirements regarding the deposit of funds for the payment of workers' compensation claims and related claim settlement and administrative expenses. In Washington, West Virginia and Ohio (the "Monopolistic States"), the Company is required to make payments at rates established by each state based on the job classification of the insured workers and previous claims
experience  of the Company.  These  payments   are  made  directly   to  a
workers'   compensation administrator  employed  by  the State,  who  in  turn disburses funds for the settlement of claims and related expenses. Amounts paid to these state administered programs which are not disbursed for claims and related claim settlement and administrative expenses are returned to the Company. At December 31, 1995 and 1996, the Company recorded workers' compensation deposits and credits receivables from the Monopolistic States of $967,644 and $835,566, and workers' compensation liabilities of $536,165 and $587,411.

 Workers' compensation claims in the remaining states (the "Non-Monopolistic States") are managed by a third party administrator engaged by the Company. These Non-Monopolistic States allow a fronting insurance company licensed to do business in those states to guarantee Labor Ready's ability to pay these claims and related expenses as they occur, and allow the claims to be managed by the Company or selected claims administrators. For Non-Monopolistic States workers' compensation, the Company purchased "stop loss" insurance coverage for most individual claims in excess of $250,000 and for 1995 and 1996 aggregate losses in excess of $5.0 million and $7.6 million, in 1995 and 1996 respectively.

 In 1995 and 1996, the Company deposited $4.6 million and $10.6 million, respectively, with a foreign off-shore company for the payment of workers' compensation claims and related expenses on claims originating in the Non-Monopolistic States. At December 31, 1995 and 1996, $2.3 million and $7.4 million, remained on deposit for the payment of future claims and is included in workers' compensation deposits and credits. Estimated incurred losses and related settlement and administrative expenses of $1.1 million and $3.9 million are included in current workers' compensation claims payable at December 31, 1995 and 1996, and will be paid from those deposits. Additional workers' compensation claims payable of $600,000 related to claims incurred prior to 1995, are also included in workers' compensation claims liabilities at December 31, 1996.

 Workers' compensation expense of $3,126,601, $5,907,771 and $9,735,118 is included in cost of services in 1994, 1995 and 1996. In December, 1996, the Company used $1,714,744 in cash to finance the original capitalization of Labor Ready Assurance Company, a wholly owned foreign subsidiary Company. This subsidiary, was created to provide the Company with a more cost efficient method of administering, paying and settling the claims incurred relative to workers compensation. Operation of this subsidiary began during the Company's first quarter of 1997.

3.  NOTE PAYABLE
 As of January 1, 1995, the Company's accounts receivable were pledged to a private financing company for an accounts receivable revolving credit line. On October 31, 1995, the Company re-negotiated its loan agreement which changed the nature of the borrowings to an asset based loan limited to the lesser of 80% of eligible receivables (as defined in the credit agreement) or $5,000,000. Borrowings under the line, which were set to expire on April 30, 1996, were secured by the Company's accounts receivable. Interest on borrowings was charged at prime plus two percent plus a facility fee of one percent per annum and an administrative fee equal to one-fifth of one percent per month. The agreement required compliance with certain financial covenants principally relating to working capital, debt to equity, and dividend payment restrictions. As of December 31, 1995, the Company was in compliance with the covenants except for the dividend payment restrictions, for which a waiver was obtained.

                                  LABOR READY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1994,1995 AND 1996

3. NOTE PAYABLE (CONTINUED)
   On February 15, 1996, the Company entered into an agreement with US Bank to provide the Company with a $10,000,000 revolving line of credit at prime plus 1/4% and a maturity date of September 30, 1996. This agreement replaced the Company's former revolving line of credit, which was repaid in February 1996. The US Bank revolving line of credit was collateralized by all the Company's accounts, chattel paper and contract rights.

   In August 1996, the Company entered into an agreement with US Bank to provide the Company with a $20,000,000 revolving line of credit at the bank's prime rate (8.25% at December 31, 1996), an origination fee of $25,000, and a maturity date of June 30, 1998. The line of credit is secured by the accounts receivable of the Company. This line of credit replaced the Company's former $10,000,000 line of credit which was repaid in June, 1996, and contains certain financial covenants principally relating to tangible net worth, working capital and cash flow. As of December 31, 1996 the Company was in compliance with all covenants.

   Short-term borrowing activity was as follows:


                                                                                           DECEMBER 31,
                                                                                  ---------------------------
                                                                                       1995           1996
                                                                                  ------------   ------------
   Balance outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .    $ 1,591,206    $       --
   Stated interest rate at year-end, including applicable fees . . . . . . . .          11.95%          8.63%
   Maximum amount outstanding at any month end . . . . . . . . . . . . . . . .    $ 7,731,789    $ 8,018,974
   Average amount outstanding. . . . . . . . . . . . . . . . . . . . . . . . .    $ 5,907,364    $ 2,387,188
   Weighted average interest rate during the year, including applicable fees .          16.49%         10.87%


   The average amount outstanding and the weighted average interest rate during the year were computed based upon the average daily balances and rates.

4. LONG-TERM DEBT
   Long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                      -----------------------
                                                                                        1995           1996
                                                                                      --------       --------
   Mortgage note payable - secured by a building in Tacoma, Washington, payable at $1,637 per month through February, 2004, including interest
   at 8% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $112,366       $102,257
   Other notes payable, repaid in 1996 (Note 6). . . . . . . . . . . . . . . .         880,688          --
                                                                                      --------       --------

   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         993,054        102,257
   Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . . .          39,117         11,905
                                                                                      --------       --------

   Long-term debt, less current maturities . . . . . . . . . . . . . . . . . .        $953,937       $ 90,352
                                                                                      --------       --------
                                                                                      --------       --------

                                  LABOR READY, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

Scheduled long-term debt maturities as of December 31, 1996 are as follows:

         Year Ending December 31,            Amount
         ------------------------            ------
              1997                           $11,905
              1998                            12,893
              1999                            13,963
              2000                            15,123
              2001                            15,230
              Thereafter                      33,143
                                            --------

                                           $ 102,257
                                            --------
                                            --------

5.  SUBORDINATED DEBT
 In October 1995, the Company issued subordinated debt with detachable stock warrants for the purchase of 1,113,552 shares at an exercise price of $7.78 per share, in exchange for $10,000,000. The debt had a stated interest rate of 13%, was secured by substantially all assets of the Company, and was to be repaid in 17 quarterly installments commencing in October 1998. The Company recorded a debt discount and allocated $1,259,377 of the proceeds to the value of the detachable stock warrants. In connection with arranging the debt agreement, the Company incurred costs of approximately $800,000 which were capitalized as intangible assets and other, for amortization over the life of the debt. The debt agreement contained various financial covenants, with which the Company was in compliance with as of December 31, 1995.

 In September 1996, the Company repaid the outstanding balance of the subordinated debt and accelerated the exercise date of the detachable stock warrants to allow immediate exercise at a price of $7.78 per share. Upon pre-payment, 1,023,552 shares of common stock were purchased through the exercise of detachable stock warrants and the cancellation of $7,961,073 of subordinated debt. The remaining $2,038,927 of debt was paid by the Company in cash. An extraordinary loss of $1,197,400 (net of the related income tax benefit of $703,200) was recorded on the write-off of the unamortized debt discount and debt issue costs.

1.  RELATED PARTY DEBT
 In 1995, officers of the Company provided cash to the Company in exchange for short-term notes payable. These notes payable aggregated $424,687 and carried an interest rate of 12%. These notes payable were paid in full during 1995.

 The Company's legal counsel, who is also a member of the board of directors, received $337,000 in payment for legal services performed for the Company in 1996.

                                     LABOR READY, INC
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996


7.  CONVERTIBLE DEBENTURES
 In 1993, the Company sold $356,200 of convertible debentures. The debentures were convertible into Common Stock at a price of $0.51 per share through June 30, 1994 with the conversion price increasing $0.06 on June 30 of each subsequent year through 1998. In 1994, $271,200 of the debentures were converted into 535,265 shares at $0.51 per share. In 1995, the remaining $75,000 of convertible debentures were converted into 131,840 shares of Common Stock at $0.57 per share.

8.  PREFERRED STOCK
 The Company has authorized 5,000,000 shares of blank check Preferred Stock.

    The blank check Preferred Stock is issuable in one or more series, each with such designations, preferences, rights, qualifications, limitations and restrictions as the Board of Directors of the Company may determine and set forth in supplemental resolutions at the time of issuance, without further shareholder action.

 The initial series of blank check Preferred Stock of the corporation authorized by the Board of Directors in accordance with the Articles of Incorporation, was designated as Series A Preferred Stock. At December 31, 1994, 1995 and 1996, the Company had 1,921,687 outstanding shares of the Series A Preferred Stock with the following terms:

 Par value $0.444, with each share of Series A Preferred Stock entitled to one vote in all matters submitted to a vote of the shareholders of the Company. The Series A Preferred stock will vote on par with the Common Shares as a single class unless the action being considered involves a change in the rights of the Series A Preferred Stock. The Series A Preferred Stock bears a cumulative annual dividend rate of five percent accrued on December 31 of each year, is redeemable at par value plus accumulated dividends at the option of the Company at any time after December 31, 1994, and contains an involuntary preferential liquidation distribution equivalent to the par value plus all accumulated dividends remaining unpaid.

 In both February and July of 1996, the Board of Directors authorized a three-for-two Preferred Stock split. These Preferred Stock splits were effected in the form of three shares of Preferred Stock issued for every two shares of Preferred Stock outstanding as of each date of declaration. All applicable share and per share data have been adjusted for the effect of the two separate stock splits.

 During 1994, 223,509 shares of Preferred Stock outstanding were canceled as a result of settlement of litigation. There is no established market for the Company's Preferred Stock and management estimated the value of these canceled shares to be insignificant.

 A Preferred Stock dividend in the amount of $42,704 was accrued December 31, 1994, 1995, and 1996, and paid in January 1995, 1996, and 1997.

9.  COMMON STOCK
 In both July, 1996 and November, 1995, the Board of Directors authorized a three-for-two Common Stock split. These two Common Stock splits were effected in the form of three shares of Common Stock issued for every two shares of Common Stock outstanding as of the date of declaration. All applicable share and per share data have been adjusted for the effect of these stock splits.

                                   LABOR READY, INC.

                FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

9.  COMMON STOCK (CONTINUED)
 In September and October of 1994, the Company issued 431,550 and 636,110 shares of Common Stock, respectively, in a private placement for $0.95 per share. Each share of Common Stock issued included a detachable stock warrant for one share of Common Stock. All of these warrants were exercised in March 1995, at a price of $1.67 per share.

 In connection with the issuance of the $10,000,000 of subordinated debt in 1995 (see Note 5) the Company issued options and warrants to purchase 1,113,552 shares of Common Stock at an exercise price of $7.78 per share. The remaining and outstanding warrants as of September 1996, were exercised as a result of the Company's prepayment of the subordinated debt in September, 1996 (see Note 5).

 In June 1996, the Company successfully completed the sale of 1,950,000 shares of common stock, through an underwritten public offering, at a price of $16.33 per share ( $15.23 net of underwriting costs). An additional 292,500 shares of common stock were sold pursuant to an underwriters over-allotment option, also at the same price per share. Upon the commencement of this offering, the Company's common stock was approved for quotation on the Nasdaq National Market. In connection with the public offering, the Company incurred costs of approximately $574,000 which were offset against the common stock sale proceeds. These net proceeds were used to prepay debt, purchase of an office building in Tacoma, Washington, fund workers' compensation deposits, and fund the opening of new dispatch offices.

10. INCOME TAXES
 Temporary   differences  which  give   rise  to  the   deferred  tax  assets
(liabilities) consist of the following at December 31, 1995 and 1996:

                                                                  DECEMBER 31,
                                                           -------------------------
                                                              1995           1996
                                                           ----------     ----------
Allowance for doubtful accounts. . . . . . . . . . . .       $323,990       $469,975
Prepaid expenses . . . . . . . . . . . . . . . . . . .       (161,385)      (272,595)
Workers' compensation credits receivable . . . . . . .       (360,931)      (317,515)
Workers' compensation claims . . . . . . . . . . . . .        721,895      1,690,995
Net operating loss carry-forwards. . . . . . . . . . .        126,985        119,417
Depreciation and amortization expenses . . . . . . . .        (30,828)    (1,126,603)
Vacation accrual . . . . . . . . . . . . . . . . . . .         20,515         69,160
Other, net . . . . . . . . . . . . . . . . . . . . . .         75,166       (108,504)
                                                           ----------     ----------

Net tax deferrals. . . . . . . . . . . . . . . . . . .        715,407        524,330
Non-current deferred tax assets (liabilities), net . .         16,477     (1,144,144)
                                                           ----------     ----------

Current deferred tax assets, net . . . . . . . . . . .       $698,930     $1,668,474
                                                           ----------     ----------
                                                           ----------     ----------


 The Company has assessed its past earnings history and trends, budgeted sales, expiration dates of loss carry-forwards, and its ability to implement tax planning strategies which are designed to accelerate or increase taxable income. Based on the results of this analysis, no valuation allowance on the Company's net deferred tax assets has been established as management believes that it is more likely than not that the net deferred tax assets will be realized.

                                  LABOR READY, INC,

                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

10. INCOME TAXES (CONTINUED)
 As of December 31, 1996, the Company has net operating loss carry-forwards totaling $314,256, limited to use of $26,188 per year, the majority of which expire in 2006.

 Taxes on income consists of:


                                                           Year Ended December 31,
                                                 ----------------------------------------
                                                    1994           1995           1996
                                                 ----------     ----------     ----------
Current:
  Federal. . . . . . . . . . . . . . . . . .       $506,919     $1,419,728       $602,942
  State. . . . . . . . . . . . . . . . . . .         89,081        234,436         87,809
                                                 ----------     ----------     ----------

Total Current. . . . . . . . . . . . . . . .        596,000      1,654,164        690,751
                                                 ----------     ----------     ----------

Deferred
  Federal. . . . . . . . . . . . . . . . . .       (221,074)      (482,051)       166,579
  State. . . . . . . . . . . . . . . . . . .        (38,926)       (20,400)        24,498
                                                 ----------     ----------     ----------

Total deferred:. . . . . . . . . . . . . . .       (260,000)      (502,451)       191,077
                                                 ----------     ----------     ----------

Total taxes on income, including $703,200 tax
benefit of extraordinary item. . . . . . . .       $336,000     $1,151,713       $881,828
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------


    A reconciliation between taxes computed at the United States federal statutory tax rate, and the consolidated effective tax rate is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                          1994                  1995                  1996
                                                   ------------------    ------------------    ------------------
                                                     AMOUNT        %       AMOUNT        %       AMOUNT        %
                                                   ----------    ----    ----------    ----    ----------    ----
Income tax expense based on statutory rate . . .     $403,853      34    $1,092,597      34      $546,078      34
Increase (decrease) resulting from:. . . . . . .
State income taxes, net of federal benefit . . .       71,268       6       106,046       3        59,089       4
Change in valuation allowance. . . . . . . . . .     (157,128)    (13)           --      --            --      --
Utilization of net operating losses not
  previously benefited . . . . . . . . . . . . .           --               (46,930)     (1)       (9,768)     (1)
Prior year over accrual. . . . . . . . . . . . .           --      --            --      --       169,129      11
Other, net . . . . . . . . . . . . . . . . . . .       18,007       1            --      --       117,300       7
                                                   ----------    ----    ----------    ----    ----------    ----

Total taxes on income. . . . . . . . . . . . . .     $336,000      28    $1,151,713      36    $  881,828      55
                                                   ----------    ----    ----------    ----    ----------    ----
                                                   ----------    ----    ----------    ----    ----------    ----


                                  LABOR READY, INC.

                FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996


11. COMMITMENTS AND CONTINGENCIES
 The   Company  rents   certain  properties  for   temporary  labor  dispatch
offices. The leases generally provide for termination on 30 days notice and upon payment of three months rent. Certain of these leases have 1 year minimum terms and require additional payments for taxes, insurance, maintenance and renewal options. Lease commitments for 1997 at December 31, 1996 total approximately $885,000. Lease expenses for the years ended December 31, 1994, 1995 and 1996 totaled $380,000, $1,113,000, and $2,347,000, respectively.

 The Company is, from time to time, involved in various lawsuits arising in the ordinary course of business which will not, in the opinion of management, have a material effect on the Company's results of operations.

 The Board of Directors entered into an executive employment agreement with a key officer of the Company. The agreement is for a period of time commencing on October 31, 1995 and ending December 31, 1998, and contains certain restrictions on the covered employee. Officer compensation under this agreement has been set by the Board at $375,000 per year and shall be increased annually on the first of each calendar year to 110% of the preceding years' salary.

12. RETIREMENT PLAN
 Effective October 1, 1994, the Company established a 401(k) savings plan for qualifying employees. Employees can voluntarily elect to contribute up to 15% of their annual compensation to the Plan. Profit sharing contributions are made at the discretion of the Company's Board of Directors. Employees are eligible the calendar quarter following the completion of one year of service and are fully vested in the 401(k) plan after five years of service. The amount charged to expense under the 401(k) plan totaled $48,250 and $81,700 for the years ended December 31, 1995 and 1996.

13. VALUATION AND QUALIFYING ACCOUNTS
 Allowance for doubtful accounts activity was as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1995           1996
                                                    ----------     ----------
Balance, beginning of year . . . . . . . . . .      $  365,927     $  868,607
Charged expense. . . . . . . . . . . . . . . .       1,084,526      2,078,489
Write-offs, net of recoveries. . . . . . . . .        (581,846)    (1,710,320)
                                                    ----------     ----------

Balance, end of year . . . . . . . . . . . . .      $  868,607     $1,236,776
                                                    ----------     ----------
                                                    ----------     ----------

                                  LABOR READY, INC.

                FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS
 The carrying amounts and fair values of the Company's financial instruments were as follows:

                                                             DECEMBER 31,
                                     --------------------------------------------------------------
                                                 1995                               1996
                                     ---------------------------       ----------------------------
                                      CARRYING                           CARRYING
                                       AMOUNT         FAIR VALUE          AMOUNT         FAIR VALUE
                                     ----------       ----------       -----------      -----------
Cash and cash equivalents. . .       $5,359,113       $5,359,113       $17,597,821      $17,597,821
Short-term borrowings. . . . .       $1,591,206       $1,591,206            --               --
Long-term debt . . . . . . . .       $  993,054       $1,012,248       $   102,257      $    99,768
Subordinated debt. . . . . . .       $8,740,623       $8,709,000            --               --
Warrants . . . . . . . . . . .           --           $1,290,000            --               --



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

    Subordinated debt: The fair value of the subordinated debt, representing the amount at which the debt could be exchanged on the open market, are determined based on the Company's then current incremental borrowing rate for similar types of borrowing arrangements.

    Warrants: The fair value of the warrants is based on the difference between the face value of the related debt and the present value of the future stream of debt payments.

15.  EMPLOYEE STOCK PURCHASE PLAN
 Effective November 20, 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP") to provide substantially all employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of its common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. On January 1 and July 1, participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the purchase date or the last day of the six month period. The ESPP provides that no participant shall purchase stock that the aggregate fair market value exceeds $25,000 during any calendar year. The ESPP expires on June 30, 2001. A total of 150,000 shares are available for purchase under the ESPP. There were no shares issued under the ESPP during the year ended December 31, 1996.

                                  LABOR READY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

16.  STOCK COMPENSATION PLANS
 In November, 1996, the Company filed Form S-8 with the Securities and Exchange Commission registering 350,000 shares of the Company's Common Stock under the 1996 Employee Stock Option and Incentive Plans (collectively the "Plans"). In accounting for these Plans, the Company applied APB Opinion #25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion #25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized.

 The Plans state that the exercise price of each option may or may not be granted at an amount that equals the market value at the date of grant. All options vest evenly over a four year period from the date of grant and then expire if not exercised within five years from the date of grant.

 Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1995 and 1996, respectively: expected life of options of 5 years and 5 years, expected volatility of 11.6% and 11.2% risk-free interest rates of 6.1% and 6.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1995 and 1996 approximated $7.69 and $14.59 per option.

 Under the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1995               1996
                                                 ----------         ----------
    Net Income
         As reported                             $2,061,807           $724,283
         Pro forma                               $1,957,946           $352,222

    Primary earnings per share
         As reported                             $     0.23         $     0.06
         Pro forma                               $     0.22         $     0.03

The following table summarizes stock option activity:

                                                                WEIGHTED-AVERAGE
                                               STOCK OPTIONS     PRICE PER SHARE
                                               -------------    ----------------
Outstanding at January 1, 1995 . . . . . . .        339,750              $1.57
Granted. . . . . . . . . . . . . . . . . . .      1,196,202               7.69
Expired or canceled. . . . . . . . . . . . .       (24,750)               2.09
Exercised. . . . . . . . . . . . . . . . . .             --                 --
                                               -------------    ----------------
Outstanding at December 31, 1995 . . . . . .      1,511,202               7.17
Granted. . . . . . . . . . . . . . . . . . .        279,000              14.59
Expired or canceled. . . . . . . . . . . . .       (66,750)               2.92
Exercised. . . . . . . . . . . . . . . . . .    (1,306,978)               6.62
                                               -------------    ----------------
Outstanding at December 31, 1996 . . . . . .        416,474             $12.22
                                               -------------    ----------------
                                               -------------    ----------------

                                  LABOR READY, INC.

                FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

16.  STOCK COMPENSATION PLANS (CONTINUED)
 The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:


                                        OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                             -----------------------------------------    -----------------------------
                                  WEIGHTED-              WEIGHTED-                          WEIGHTED-
   RANGE OF      NUMBER      AVERAGE CONTRACTUAL      AVERAGE EXERCISE      NUMBER           AVERAGE
    PRICES    OUTSTANDING           LIFE                   PRICE          EXERCISABLE    EXERCISE PRICE
------------- -----------    -------------------      ----------------    -----------    --------------
       $1.98       22,500             2.83 Years                 $1.98         11,250             $1.98
 3.21 - 4.97       22,724                   3.21                  3.69          9,337              3.69
 5.19 - 7.93      134,400                   3.98                  7.29         14,850              7.29
        9.07       32,850                   4.33                  9.07          8,213              9.07
       13.38      168,000                   4.83                 13.38              -                 -
       18.67       36,000                   4.50                 18.67              -                 -
              -----------                                                 -----------
$1.98 - 18.67     416,474                   4.38              $  10.39         43,650           $  5.49
              -----------                                                 -----------
              -----------                                                 -----------



17.  SIGNIFICANT CHANGES IN THE FOURTH QUARTER
 In December 1996, the Company recognized the effect of adverse loss development on worker's compensation claims by recording a $1.9 million charge to 1996 fourth quarter earnings. The Company also recorded $2.7 million of net capitalized pre-opening costs related to dispatch offices opened in 1996 by reducing fourth quarter cost of services and selling, general and administrative expenses. The net after tax effect of these adjustments on the first three quarters of 1996 was not considered material to the quarterly financial statements taken as a whole.

                                       PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

TENURE OF DIRECTORS AND OFFICERS

   The names, ages and positions of the directors, executive officers and certain key employees of the Company are listed below along with their business experience during the past five years. No family relationships exist among any of the directors or executive officers of the Company, except that Todd A. Welstad is the son of Glenn A. Welstad.


           NAME                 AGE                        POSITION
           ----                 ---                        --------
Glenn A. Welstad . . . . . .     52    Chairman of the Board, Chief Executive Officer and
                                       President
Ralph E. Peterson. . . . . .     62    Director, Executive Vice President, and Chief Operating
                                       Officer
Ronald L. Junck. . . . . . .     48    Director and Secretary
Richard W. Gasten. . . . . .     59    Director
Thomas E. McChesney. . . . .     50    Director
Robert J. Sullivan . . . . .     66    Director
Charles B. Russell . . . . .     38    Chief Financial Officer, Treasurer and Assistant
                                       Secretary
Scott J. Sabo. . . . . . . .     35    Director of Operations
Robert H. Sovern . . . . . .     48    Assistant Treasurer
Keith T. Terrano . . . . . .     40    Director of Risk Management
Todd A. Welstad. . . . . . .     27    Director of Information Systems
Paul A. Rieckers . . . . . .     28    Corporate Controller



BUSINESS EXPERIENCE

   The business experience and brief resumes on each of the Directors, Executive Officers, and significant employees are as follows:

   GLENN A. WELSTAD has served as the Company's Chairman of the Board of Directors, Chief Executive Officer and President since February 1988. Prior to joining the Company, Mr. Welstad was an officer of Body Toning, Inc., W.I.T. Enterprises, and Money Mailer from February 1987 to March 1989. In 1969 Mr. Welstad founded Northwest Management Corporation, a holding company for restaurant operations. Over the course of 15 years, Mr. Welstad expanded the operations to twenty-two locations in five states, which included eight Hardee's Hamburger Restaurants as well as pizza and Mexican restaurants. In March 1984, Mr. Welstad sold his ownership interest in Northwest Management Corporation.

   RALPH E. PETERSON has served as a director of the Company since January 1996, and as Executive Vice President and Chief Operating Officer since September 1996. Prior to that, he served as Chief Financial Officer and Assistant Secretary of the Company from January 1996 and as Treasurer from June 1996 until November 1996. Prior to joining the Company he served as Executive Vice President and Chief Financial Officer of Rax Restaurants, Inc. from December 1991 until August 1995. Rax Restaurants, Inc. entered Chapter 11 bankruptcy on November 23, 1992 and emerged from bankruptcy pursuant to a plan of reorganization on November 8, 1993. From April 1983 to his retirement in December 1991, Mr. Peterson was Executive Vice President and Chief Financial Officer and a director of Hardee's Food Systems, Inc., a restaurant company operating and franchising over 4,000 restaurants located throughout the United States and abroad.

                                       Page-18

   RONALD L. JUNCK has served as a director and Secretary of the Company since November 1995. He is an attorney in Phoenix, Arizona where he has specialized in business law and commercial transactions since 1974. Mr. Junck serves as legal counsel to the Company and received $337,000 for legal services during 1996.

   RICHARD W. GASTEN has served as a director of the Company since August 1996. Mr. Gasten also has served as a director of the Company's Canadian subsidiary and as a consultant to the Company since September 1995. Since May 1985 to March 1997, Mr. Gasten has served as a management consultant for several companies. Additionally, Mr. Gasten has over 25 years experience as a member of executive management with Western Capital Trust Company, Vancouver, B.C., Unity Bank of Canada and The Bank of Nova Scotia.

   THOMAS E. MCCHESNEY has served as a director of the Company since July 1995. In September 1996, Mr. McChesney became associated with Blackwell Donaldson and Company, as director of investment banking. Mr. McChesney was associated with Bathgate and McColley Capital, L.L.C, from January 1996 to September 1996. Mr. McChesney is also a director of Firstlink Communications, Inc. and THISoftware Co., Inc. Previously, Mr. McChesney was an officer and director of Paulson Investment Co. and Paulson Capital Corporation from March 1977 to June 1995.

   ROBERT J. SULLIVAN has served as a director of the Company since November 1994. Prior to joining the Company he served as a financial consultant of the Company from July 1993 to June 1994. Mr. Sullivan served as Chief Financial Officer of Unifast Industries, Inc. from June 1990 to November 1991, and General Manager of Reserve Supply Company of Long Island from July 1992 to December 1993. Additionally, Mr. Sullivan has an extensive career of over 33 years in financial management, as both a CPA and audit manager with Price Waterhouse & Co. and as a member of executive management with companies listed on NYSE and AMEX such as American Express Company, Bush Universal, Inc., Cablevision Systems, Inc. and Micron Products, Inc.

   CHARLES B. RUSSELL , CPA, has served as Chief Financial Officer, Treasurer and Assistant Secretary of the Company since November 1996. Prior to joining the Company he served as Vice President Finance of DAKA Restaurants, Inc., a $300 million diversified food service company, from October 1995. From June 1992 to October 1995, Mr. Russell served as Corporate Controller and Vice President Finance and Treasurer of Rax Restaurants, Inc. Rax Restaurants, Inc. entered Chapter 11 bankruptcy on November 23, 1992 and emerged from bankruptcy pursuant to a plan of reorganization on November 8, 1993. Mr. Russell was a financial manager with Limited Express, Inc. from June 1990 to June 1992. Prior to joining Limited Express, Inc. Mr. Russell served eight years in public accounting with Laventhal & Horwath and Deloitte Haskins and Sells.

   SCOTT J. SABO has served as Director of Operations of the Company since February 1995. Mr. Sabo joined the Company June 1990 and held positions within the Company as a customer service representative, sales manager, branch manager and area director before being promoted to Regional Director, Eastern Region in June 1994. Prior to joining the Company he was employed by Labor World, a national temporary labor service company, from April 1987 to May 1990, as a branch manager.

   ROBERT H. SOVERN has served as Assistant Treasurer of the Company since June 1996. Mr. Sovern joined the Company in March 1996 as Director of Accounts Receivable, Credit and Collection. Prior to joining the Company he was an entrepreneur operating Hallmark gift shops since August 1989. Mr. Sovern was President and Chief Executive Officer of Heritage Savings and Loan Association, Olympia, WA from December 1984 to July 1989 and served as an executive with Great Northwest Federal Savings, Bremerton and Poulsbo, WA from July 1977 to December 1984. Mr. Sovern also served as a banking officer for three years with Federal Home Loan Bank and University Federal Savings.

   KEITH T. TERRANO has served as Director of Risk Management of the Company since April 1996. Prior to joining the Company he was Vice President of Cornerstone Insurance Company and Senior Director of Risk Management of Hillhaven Corporation from October 1987 to March 1996.

   TODD A. WELSTAD has served as Director of Management Information Systems of the Company since October 1994. Mr. Welstad joined the Company in January 1994 as the manager of the Tacoma branch office and in August 1994 was promoted to a Systems Analyst in the MIS Department. Prior to joining the Company he was employed as a Technical Supervisor at Micro-Rel, a division of Medtronics, from February 1989 to December 1994.

   PAUL A. RIECKERS, CPA, has served as Corporate Controller since December 1996. Prior to joining the Company, Mr. Rieckers served four years in public accounting with BDO Seidman, LLP.

                                       Page-19

ITEM 11. EXECUTIVE COMPENSATION

   The Company's Chief Executive Officer and Executive Vice President each received the compensation set forth below in 1996. None of the other executive officers of the Company received compensation in excess of $100,000 in 1996.

SUMMARY COMPENSATION TABLE (1)

                                       -----------------------------------------
                                                                LONG -TERM
                                       ANNUAL COMPENSATION  COMPENSATION AWARDS
--------------------------------------------------------------------------------
                                                                Securities
                                                            Underlying Options/
Name and Position                      Year      Salary ($)       SARs(#)
--------------------------------------------------------------------------------
Glenn A. Welstad                       1996       401,486            -
Chairman of the Board, Chief           1995       375,000            -
Executive Officer and President        1994       216,653            -


Ralph E. Peterson                      1996       154,772         225,000
Executive Vice President and           1995          --              -
Chief Operating Officer                1994          --              -
--------------------------------------------------------------------------------

    (1) None of the named executives received compensation reportable under the Restricted Stock Awards or Long-Term Incentive Plan Payouts columns.

OPTION GRANTS DURING 1996 FISCAL YEAR

   The following table provides information related to options granted to the named executive officers during 1996.


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                            POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF
                                                                                                STOCK PRICE
                                                                                              APPRECIATION FOR
                              INDIVIDUAL GRANTS                                                OPTION TERM (1)
----------------------------------------------------------------------------------------------------------------------------------
                                  Number of       % of total
                                 Securities      Options/SARS    Exercise
                                 Underlying       Granted to     or Base
                                Options/SARS     Employees in     Price        Expiration
Name                             Granted (2)      Fiscal Year   ($/Sh)(3)         Date            0%          5%           10%
----------------------------------------------------------------------------------------------------------------------------------
Ralph E. Peterson
Executive Vice President  and        75,000               27%        7.93         2/26/01     $105,002      $342,982     $644,900
Chief Operating Officer             150,000               54%       13.38        10/30/01     $  --       $1,500,072   $2,366,023
----------------------------------------------------------------------------------------------------------------------------------


    (1) The potential realizable value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account certain provisions of the options providing for cancellation of the option following termination of employment.

    (2) Options to acquire shares of Common Stock, each of which vest 1/4 annually, beginning October 30, 1997.

    (3) The option exercise price may be paid in shares of Common Stock owned by the executive officer, in cash, or in any other form of valid consideration or a combination of any of the foregoing, as determined by the Compensation Committee in its discretion.

                                       Page-20

OPTION EXERCISES DURING 1996 AND YEAR END OPTION VALUES

   The following table provides information related to options exercised by the named executive officers during 1996 and the number and value of options held at year end. The Company does not have any outstanding stock appreciation rights ("SARs").


                                     AGGREGATE OPTION/SAR EXERCISES IN 1996 AND
                                             YEAR END OPTION/SAR VALUE
                                                                                                  VALUE OF UNEXERCISED
                              NUMBER OF UNEXERCISED            NUMBER OF UNEXERCISED                  IN-THE-MONEY
                                  OPTIONS/SARS                OPTIONS/SARS AT DECEMBER                 OPTIONS/SARS
                             AT DECEMBER 31, 1996 (#)              31, 1996 (#)               AT DECEMBER 31, 1996 ($) (1)
                          ------------------------------   ----------------------------       ----------------------------
                              SHARES
                           ACQUIRED ON         VALUE
         NAME              EXERCISE (#)     REALIZED ($)   EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
------------------------   -------------    ------------   -----------    -------------       -----------    -------------
Ralph E. Peterson
Executive Vice President
and Chief Operating
Officer                         --               --           45,000         180,000           $  74,175       $  296,700



----------------------------
    (1) The closing price for the Company's common stock as reported by Nasdaq on December 31, 1996, was $12.88.

COMPENSATION COMMITTEE:

    The Company's executive compensation is determined by a compensation committee comprised of three members of the Board of Directors. Messrs. Junck, Welstad and Sullivan (Chairman) are members of the Compensation Committee. Compensation is determined by the Directors using comparative statistics from other temporary labor service businesses.

EMPLOYMENT AGREEMENTS:

    On October 31, 1995, the Company entered into an employment agreement with Glenn Welstad, the Company's chairman and chief executive officer, which provides for annual compensation of $31,250 per month, subject to annual increases on the anniversary date of the agreement of 10% of the prior period's base salary. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Welstad's performance, and the overall performance of the Company. The term of Mr. Welstad's employment agreement runs from October 31, 1995 through December 31, 1998.

    The Company and Scott Sabo, Director of Operations, are parties to an employment agreement dated December 19, 1994, whereby Mr. Sabo agreed to serve as Regional Director or in such other capacity as the Company shall direct. The agreement provides for both salary plus commissions. Mr. Sabo's employment with the Company is on an "at will" basis and may be terminated by either party at any time.

                                       Page-21

ITEM 12.      PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of each class of equity securities of the Company as of December 31, 1996 for (i) each person known to the Company to own beneficially 5% or more of any such class as of December 31, 1996, (ii) each director of the Company,
(iii) each executive officer of the Company required to be identified as a Named Executive Officer pursuant to Item 402 of Regulation S-K and (iv) all officers and directors of the Company as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power. See "Management" for a description of each individual's position with the Company, if any.

                                                      AMOUNT AND
                                                      NATURE OF
                                                      BENEFICIAL
                                                      OWNERSHIP
NAME & ADDRESS                                        (NUMBER OF     PERCENT
OF BENEFICIAL OWNER               TITLE OF CLASS      SHARES)(1)     OF CLASS
--------------------------        ---------------     ----------     --------
Glenn A. Welstad (2) . . . . .    Common Stock        1,771,257        14.3%
                                  Preferred Stock     1,308,488        66.1%

Ralph E. Peterson (3)  . . . .    Common Stock           60,000         0.5%

Ronald L. Junck  (4) . . . . .    Common Stock           65,187         0.5%

Richard W. Gasten (4)  . . . .    Common Stock              450            *

Thomas E. McChesney (5). . . .    Common Stock           39,187         0.3%

Robert J. Sullivan (5) . . . .    Common Stock           10,950         5.2%

All Officers and Directors as     Common Stock        2,027,432        16.7%
Group (12 Individuals)            Preferred Stock     1,308,488        66.1%

----------------------
*  Less than 1%.

(1) Beneficial ownership is calculated in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended and includes shares of Common Stock issuable upon exercise of options, warrants, and other securities convertible into or exchangeable for Common Stock currently exercisable or exercisable within 60 days of December 31, 1996.

(2) The business address of Mr. Welstad is 1016 S. 28th Street, Tacoma, WA., 98409.

(3) Includes currently exercisable options to purchase 15,000 shares of Common Stock at $7.93 per share and 30,000 shares of Common Stock at $13.375 per share.

(4) Includes currently exercisable options to purchase 450 shares of Common Stock at $9.07 per share.

(5) Includes currently exercisable options to purchase 450 shares of Common Stock at $4.97 per share.

                                       Page-22

                                       PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    The Financial Statements are found on pages F-1 through F-20 of this Form 10-K. The Financial Statement Table of Contents is on Page F-1. The Exhibit Index is found on Page 24 of this Form 10-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LABOR READY, INC.

                                   /s/ Glenn Welstad       3/11/97
                                   -------------------------------
                                   Signature               Date
                                   By:   Glenn Welstad, Chairman of the Board,
                                   Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Glenn A. Welstad                             3/11/97
----------------------------------------------------------
Signature                                        Date
Glenn A. Welstad, Chairman of the Board, Chief Executive
Officer and President


/s/ Ralph E. Peterson                            3/11/97
----------------------------------------------------------
Signature                                        Date
Ralph E. Peterson, Chief Operating Officer and Director


/s/ Charles B. Russell                           3/11/97
----------------------------------------------------------
Signature                                        Date
Charles B. Russell, Chief Financial Officer, Treasurer
    and Assistant Secretary


Ronald L. Junck                                  3/11/97
----------------------------------------------------------
Signature                                        Date
Ronald L. Junck, Secretary and Director


Robert J. Sullivan                               3/11/97
----------------------------------------------------------
Signature                                        Date
Robert J. Sullivan, Director


Thomas E. McChesney                              3/11/97
----------------------------------------------------------
Signature                                        Date
Thomas E. McChesney, Director

                                       Page-23

                                    EXHIBIT INDEX

                                      FORM 10-K
                                   LABOR READY, INC

                                    EXHIBIT INDEX


Exhibit Number          Description                                     Page
--------------          -----------                                     ----

    3         Articles of Incorporation                                   *
    3.1       Articles of Amendment to Articles of Incorporation          *
    3.2       Bylaws                                                      *

    4         Instruments Defining Rights of Security Holders             *

    10        Material Contracts
    1.1       Warrant Purchase Agreements                                 *
    1.2       Executive Employment Agreement between LR and
              Glenn A.Welstad                                             *
    1.3       Employment Agreement between LR and Scott Sabo              *
    10.4      Business Loan Agreement between LR and
              U.S. Bank of Washington, N.A., dated September 10, 1996.
    10.5      Form of Lease for LR dispatch office                        *
    10.6      1996 Labor Ready Employee Stock Option and Incentive Plan   *
    10.7      1996 Employee Stock Purchase Plan                           *

    11        Computation of Earnings Per Share

    27        Financial Data Schedule


* As previously filed in the Company's Form 10 Registration Statement, SEC File No. 0-23828.


COPIES OF EXHIBITS MAY BE OBTAINED UPON REQUEST DIRECTED TO MR. CHARLES B. RUSSELL, LABOR READY, INC., 1016 S. 28TH STREET, TACOMA, WASHINGTON, 98409.