Form 10-Q
period 1997-03-31
LABOR READY INC
filed 1997-04-29
CIK 768899

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

                         Commission File Number 0-23828


                                Labor Ready, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                 Washington                              91-1287341
-------------------------------------------------------------------------------
          (State of Incorporation)                  (Federal  I.R.S. No.)

  1016 S. 28th Street , Tacoma, Washington                  98409
-------------------------------------------------------------------------------
  (Address of Principal Executive Offices)               (Zip Code)


                                 (206) 383-9101
-------------------------------------------------------------------------------
(Registrant's Telephone Number)

-------------------------------------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   (X)   No    ( )

-------------------------------------------------------------------------------

   The aggregate market value of the voting stock held by non-affiliates of the registrant, on April 25, 1997 was $85,884,528.

-------------------------------------------------------------------------------

   As of April 25, 1997, the Registrant had 12,271,826 shares of Common Stock outstanding.

-------------------------------------------------------------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE:     NONE

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                                LABOR READY, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION

       Item 1. Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996. . . . . . . . . . . .     3

               Consolidated Statements of Operation
               Three Months Ended March 31, 1997 and 1996. . . . . . . . .     5

               Consolidated Statements of Cash Flow
               Three Months Ended March 31, 1997 and 1996. . . . . . . . .     6

               Consolidated Statements of Shareholders' Equity
               Three Months Ended March 31, 1997 and for the
               Years Ended December 31, 1996 and 1995. . . . . . . . . . .     7

               Notes to Consolidated Financial Statements. . . . . . . . .     8

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . .     9


PART II.  OTHER INFORMATION

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12



-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996




                                                               ASSETS

                                                                            MARCH 31,         DECEMBER 31,
                                                                         -------------      --------------
                                                                              1997                1996
                                                                         -------------      --------------
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . .       $  8,382,941       $  17,597,821
    Accounts receivable, less allowance for doubtful accounts
     of $1,400,579 and $1,236,776. . . . . . . . . . . . . . . . .         23,510,177          21,010,653
   Workers' compensation deposits and credits (Note 2) . . . . . .          5,967,145           5,285,552
   Prepaid expenses and other. . . . . . . . . . . . . . . . . . .          1,872,681           1,983,961
   Income taxes receivable . . . . . . . . . . . . . . . . . . . .          1,125,000           1,194,633
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . .          2,846,263           1,668,474
                                                                         -------------      --------------
     Total current assets. . . . . . . . . . . . . . . . . . . . .         43,704,207          48,741,094
                                                                         -------------      --------------
PROPERTY AND EQUIPMENT:
   Buildings and land. . . . . . . . . . . . . . . . . . . . . . .          3,806,192           3,733,202
   Computers and software. . . . . . . . . . . . . . . . . . . . .          6,828,305           5,522,934
                                                                         -------------      --------------
                                                                           10,634,497           9,256,136
   Less accumulated depreciation . . . . . . . . . . . . . . . . .         (1,805,976)         (1,431,562)
                                                                         -------------      --------------
     Property and equipment, net . . . . . . . . . . . . . . . . .          8,828,521           7,824,574
                                                                         -------------      --------------
OTHER ASSETS:
   Intangible assets and other, less amortization of
     $1,533,422 and $979,572 . . . . . . . . . . . . . . . . . . .          3,894,334           3,071,933
   Workers' compensation deposits and credits, less current
     portion (Note 2). . . . . . . . . . . . . . . . . . . . . . .          4,214,150           2,979,018
   Restricted cash in captive insurance subsidiary (Note 2). . . .          2,442,063           1,714,744
                                                                         -------------      --------------
     Total other assets. . . . . . . . . . . . . . . . . . . . . .         10,550,547           7,765,695
                                                                         -------------      --------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . .        $63,083,275         $64,331,363
                                                                         -------------      --------------
                                                                         -------------      --------------


          See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996



                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  MARCH 31,         DECEMBER 31,
                                                               ------------        ------------
                                                                    1997                1996
                                                               ------------        ------------
CURRENT LIABILITIES:
   Checks issued against future deposits . . . . . . . . . .   $  1,520,184        $  1,139,555
   Accounts payable. . . . . . . . . . . . . . . . . . . . .      1,493,671           2,230,721
   Accrued wages and benefits. . . . . . . . . . . . . . . .      2,388,451           3,046,084
   Workers' compensation claims (Note 2) . . . . . . . . . .      5,677,119           5,076,686
   Current maturities of long-term debt. . . . . . . . . . .         12,226              11,905
                                                               ------------        ------------
     Total current liabilities . . . . . . . . . . . . . . .     11,091,651          11,504,951
                                                               ------------        ------------

LONG-TERM LIABILITIES:
   Long-term debt, less current maturities . . . . . . . . .         86,174              90,352
   Deferred income taxes . . . . . . . . . . . . . . . . . .      1,651,924           1,144,144
                                                               ------------        ------------
     Total long-term liabilities . . . . . . . . . . . . . .      1,738,098           1,234,496
                                                               ------------        ------------
     Total liabilities . . . . . . . . . . . . . . . . . . .     12,829,749          12,739,447
                                                               ------------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.444 par value 5,000,000 shares
     authorized; issued and outstanding 1,921,687 shares . .        854,082             854,082
   Common stock, no par value 25,000,000 shares authorized;
     issued and outstanding, 12,319,826 and 12,373,576
     shares (Note 3) . . . . . . . . . . . . . . . . . . . .     49,320,959          49,516,834
   Cumulative foreign currency translation adjustment. . . .        (92,037)            (50,126)
   Retained earnings . . . . . . . . . . . . . . . . . . . .        170,522           1,271,126
                                                               ------------        ------------
     Total shareholders' equity. . . . . . . . . . . . . . .     50,253,526          51,591,916
                                                               ------------        ------------
     Total liabilities and shareholders' equity. . . . . . .     63,083,275       $  64,331,363
                                                               ------------        ------------
                                                               ------------        ------------


          See accompanying notes to consolidated financial statements.



-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                LABOR READY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
               FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND 1996





                                                  THREE MONTHS ENDED MARCH 31,
                                                       1997           1996
                                                   -----------    -----------
Revenues from services . . . . . . . . . . . .     $51,714,200    $26,093,924
Costs and expenses:
  Cost of services . . . . . . . . . . . . . .      44,642,856     22,207,458
  Selling, general and
   administrative. . . . . . . . . . . . . . .       8,626,060      4,500,319
Interest and other, net. . . . . . . . . . . .        (196,975)       435,471
                                                   -----------    -----------
Net loss before tax benefit. . . . . . . . . .      (1,357,741)    (1,049,324)
Tax benefit. . . . . . . . . . . . . . . . . .         564,866        364,000
                                                   -----------    -----------
Net loss . . . . . . . . . . . . . . . . . . .       $(792,875)     $(685,324)
                                                   -----------    -----------
                                                   -----------    -----------
Earnings per common share:
Net loss . . . . . . . . . . . . . . . . . . .          $(0.06)        $(0.08)
                                                   -----------    -----------
                                                   -----------    -----------
Weighted average shares
   outstanding . . . . . . . . . . . . . . . .      12,366,095      8,922,942
                                                   -----------    -----------
                                                   -----------    -----------



          See  accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                LABOR READY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                                                   THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------
                                                                     1997                 1996
                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss . . . . . . . . . . . . . . . . . . . . . . . . .      $(792,875)          $(685,324)
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . .        929,145             204,339
  Provision for doubtful accounts. . . . . . . . . . . . . .        851,311           1,020,544
  Deferred income taxes. . . . . . . . . . . . . . . . . . .       (670,009)             74,407
Changes in assets and liabilities
  Accounts receivable. . . . . . . . . . . . . . . . . . . .     (3,350,835)           (473,781)
  Workers' compensation deposits and credits . . . . . . . .     (1,916,725)           (983,095)
  Prepaid expenses and other . . . . . . . . . . . . . . . .        111,280            (273,771)
  Accounts payable . . . . . . . . . . . . . . . . . . . . .       (737,050)            195,294
  Accrued wages and benefits . . . . . . . . . . . . . . . .       (657,633)           (130,042)
  Workers' compensation claims.. . . . . . . . . . . . . . .        600,433             108,431
  Income taxes payable (receivable). . . . . . . . . . . . .         69,633          (1,161,000)
                                                                ------------        ------------
Net cash used in operating activities. . . . . . . . . . . .     (5,563,325)         (2,103,998)
                                                                ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . .     (1,378,361)           (852,170)
  Captive insurance subsidiary deposits. . . . . . . . . . .       (727,319)                 --
  Additions to intangible assets and other . . . . . . . . .     (1,377,132)                 --
                                                                ------------        ------------
Net cash used in investing activities. . . . . . . . . . . .     (3,482,812)           (852,170)
                                                                ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on note payable . . . . . . . . . . . . . .             --            (163,048)
  Checks issued against future deposits. . . . . . . . . . .        380,629             371,991
  Proceeds from options exercised. . . . . . . . . . . . . .          8,330             373,213
  Purchases for Employee Stock Purchase Plan . . . . . . . .         27,901                  --
  Purchase and retirement of Treasury Stock. . . . . . . . .       (529,159)                 --
  Payments on long-term debt . . . . . . . . . . . . . . . .         (3,857)             (9,509)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . .        (10,676)            (10,676)
                                                                ------------        ------------
  Net cash provided by financing activities. . . . . . . . .       (126,832)            561,971
  Effect of exchange rates . . . . . . . . . . . . . . . . .        (41,911)             (5,137)
                                                                ------------        ------------
  Net increase in cash and cash equivalents. . . . . . . . .     (9,214,880)         (2,399,334)

CASH AND CASH EQUIVALENTS, beginning of year . . . . . . . .     17,597,821           5,359,113
                                                                ------------        ------------
CASH AND CASH EQUIVALENTS, end of year . . . . . . . . . . .   $  8,382,941        $  2,959,779
                                                                ------------        ------------
                                                                ------------        ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . .         22,628             506,436
  Income taxes paid. . . . . . . . . . . . . . . . . . . . .         30,510             983,315


          See accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                LABOR READY, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                   THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                                                                         CUMULATIVE
                                                                                                            RETAINED       FOREIGN
                                                                                                             EARNINGS     CURRENCY
                                                                 COMMON STOCK           PREFERRED STOCK    (ACCUMULATED  TRANSLATION
                                                           ---------------------     ---------------------
                                                             SHARES      AMOUNT       SHARES       AMOUNT     DEFICIT)   ADJUSTMENT
                                                           ----------- -----------   ----------   --------    ---------  ----------
BALANCE, January 1, 1995 . . . . . . . . . . . . . . . .     7,458,290   3,540,187    1,921,687    854,082   (1,429,556)     (2,853)
  Net income for the year. . . . . . . . . . . . . . . .            --          --           --         --    2,061,807          --
  Common stock issued on conversion of debt. . . . . . .       224,103     382,364           --         --           --          --
  Common stock issued for 401(k) Plan. . . . . . . . . .         1,795       7,679           --         --           --          --
  Common stock issued from private placement . . . . . .        21,000      69,998           --         --           --          --
  Common stock issued on warrants exercised. . . . . . .     1,068,660   1,781,100           --         --           --          --
  Common stock issued on the exercise of options . . . .        45,000      45,000           --         --           --          --
  Detachable stock warrants issued . . . . . . . . . . .            --   1,290,094           --         --           --          --
  Preferred stock dividend . . . . . . . . . . . . . . .            --          --           --         --      (42,704)         --
  Foreign currency translation . . . . . . . . . . . . .            --          --           --         --           --     (25,854)
                                                           ----------- -----------   ----------   --------    ---------  ----------
BALANCE, December 31, 1995 . . . . . . . . . . . . . . .     8,818,848   7,116,422    1,921,687    854,082      589,547     (28,707)
  Net income for the year. . . . . . . . . . . . . . . .            --          --           --         --      724,283          --
  Common stock issued for 401(k) Plan. . . . . . . . . .         5,138      48,250           --         --           --          --
  Common stock issued from public stock offering, net. .     2,242,500  33,586,259           --         --           --          --
  Common stock issued on debt extinguishment
   and warrants exercised. . . . . . . . . . . . . . . .     1,023,552   7,961,074           --         --           --          --
  Common stock issued on the exercise of options . . . .       283,538     804,829           --         --           --          --
  Preferred stock dividend . . . . . . . . . . . . . . .            --          --           --         --      (42,704)         --
  Foreign currency translation . . . . . . . . . . . . .            --          --           --         --           --     (21,419)
                                                           ----------- -----------   ----------   --------    ---------  ----------
BALANCE, December 31, 1996 . . . . . . . . . . . . . . .    12,373,576  49,516,834    1,921,687    854,082    1,271,126     (50,126)
  Net loss for the year to date. . . . . . . . . . . . .            --          --           --         --     (792,875)         --
  Common stock issued for Employee Stock Purchase Plan .         2,525      27,901           --         --           --          --
  Common stock issued on exercise of options . . . . . .         1,725       8,330           --         --           --          --
  Common stock purchased and retired . . . . . . . . . .       (58,000)   (232,106)          --         --     (297,053)         --
  Preferred stock dividend . . . . . . . . . . . . . . .            --          --           --         --      (10,676)         --
  Foreign Currency Translation . . . . . . . . . . . . .            --          --           --         --           --     (41,911)
                                                           ----------- -----------   ----------   --------    ---------  ----------
BALANCE, March 31, 1997. . . . . . . . . . . . . . . . .    12,319,826 $49,320,959    1,921,687   $854,082     $170,522    $(92,037)
                                                           ----------- -----------   ----------   --------    ---------  ----------
                                                           ----------- -----------   ----------   --------    ---------  ----------


          See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

ITEM 1.        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2. WORKERS' COMPENSATION

     In January 1997, the Company increased the capitalization of its wholly owned foreign subsidiary, Labor Ready Assurance Company, by $727,319, net of expenses, to $2,442,063, which is recorded as restricted cash.

     The Company deposited $1,692,767, in 1997, with a foreign off-shore company for the payment of workers' compensation claims and related expenses on claims originating in the non-monopolistic states. As of March 31, 1997, $9,390,729 remained on deposit for the payment of future non-monopolistic claims and related expenses and is recorded as workers' compensation deposits and credits. Estimated incurred losses and the related settlement and administration expenses to be paid from those deposits of $5,176,580 are recorded as current workers' claims payable at March 31, 1997.

     In Washington, West Virginia and Ohio, the monopolistic states, the Company has recorded a retro-receivable of $790,566, which is included in the current workers' compensation deposits and credits. Additional workers' compensation liabilities for amounts owed as of March 31, 1997, in the monopolistic states was $500,539.

     Workers' compensation expense of $2,970,874 and $1,415,377 was recorded as a component of cost of services for the three month period ended March 31, 1997 and 1996, respectively.

NOTE 3.  COMMON STOCK

     In February 1997, the Company's Board of Directors approved a stock repurchase plan whereby the Company's management is authorized to purchase up to 200,000 shares of the outstanding common stock. In March 1997, the Company purchased 58,000 shares, which were subsequently retired, in accordance with the Washington State incorporation laws, at a cost of $529,159. In April 1997, the Company purchased and retired an additional 48,000 shares at a total cost of $357,263.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Labor Ready is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily in construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial businesses. The Company has rapidly grown from eight dispatch offices in 1991 to 256 dispatch offices at March 31, 1997. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions. The Company's annual revenues grew from approximately $6.0 million to $163.5 million from 1991 to 1996. This revenue growth has been generated both by opening new dispatch offices and by continuing to increase sales at existing dispatch offices. In 1996, the average annual revenue per dispatch office open for more than a full year was $1.3 million.

     The Company expects to open at least 100 new dispatch offices in 1997 and 1998 (56 dispatch offices already have been opened in 1997). In 1996, the Company incurred costs of approximately $5.6 million to open 94 new dispatch offices (an average of approximately $60,000 per dispatch office). The Company expects the average cost of opening new dispatch offices to continue to increase due to more extensive management training and the installation of more sophisticated computer and other office systems. Further, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. The Company pays its temporary workers on a daily basis, and bills its customers on a weekly basis. Consequently, the Company experiences significant negative cash flow from operations and investment activities during periods of high growth, which also adversely impacts the Company's overall profitability. The Company expects to continue to experience periods of negative cash flow from operations and investment activities while it rapidly opens dispatch offices and expects to require additional sources of working capital in order to continue to grow.

     Many of the Company's customers are construction and landscaping businesses which are significantly affected by the weather. Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months. Inclement weather can slow construction and landscaping activities in such periods. As a result, the Company has generally experienced a significant increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

     Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the mix of work diversifies. The Company discounts its rates when it enters a new market to attract customers. From time to time during peak periods, the Company experiences shortages of available temporary workers.

     Cost of services primarily includes wages and related payroll expenses of temporary workers and dispatch office employees, general managers, district managers and area directors, including workers' compensation claims and related costs, unemployment compensation insurance and Medicare and Social Security taxes. The Company's cost of services as a percentage of revenues has fluctuated significantly in recent periods and it expects significant fluctuations to continue in future periods as the Company continues its rapid growth.

     Temporary workers assigned to customers remain Labor Ready employees. Labor Ready is responsible for employee-related expenses of its temporary workers, including workers' compensation coverage, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company does not provide health, dental, disability or life insurance to its temporary workers. Generally, the Company bills its customers for the hours worked by the temporary workers assigned to the customer. Because the Company pays its temporary workers only for the hours actually worked, wages for the Company's temporary workers are a variable cost that increases or decreases directly in proportion to revenue. The Company has one franchisee which operates five dispatch offices. The Company does not intend to grant additional franchises. Royalty revenues from the franchised dispatch offices are included in revenues from services and were not material during any period presented herein.

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   1997             1996
                                                  ------            -----
Revenues from services........................    100.0%           100.0%
Cost of services..............................    (86.3)           (85.1)
Selling, general and administrative expenses..    (16.7)           (17.2)
Interest and other, net.......................      0.4             (1.7)
Loss before tax benefit.......................     (2.6)            (4.0)
Net loss......................................     (1.5)            (2.6)

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

   DISPATCH OFFICES
     The number of offices grew to 256 at March 31, 1997 from 200 locations at December 31, 1996. This represents a net increase (after closings and consolidations) of 56 dispatch offices, or a 28% first quarter new dispatch office opened growth rate. This is compared to a net increase of 21 dispatch offices opened in the first quarter of 1996, or a 20% first quarter new dispatch office opened growth rate.

   REVENUES FROM SERVICES
     The Company's revenues from services increased to $51.7 million for the three months ended March 31, 1997, as compared to $26.1 million for the three months ended March 31, 1996 an increase $25.6 million or 98%. This increase resulted primarily from those dispatch offices that have been open for a full year, and to a lessor extent from revenues from dispatch offices that have been open for less than year. This increase is also attributed to both the Company's expansion into areas of the country with a more temperate climate, thereby reducing the impact of seasonality on the business, and the continued development of high volume national accounts.

   COST OF SERVICES
     Cost of services increased to $44.6 million for the three months ended March 31, 1997 as compared to $22.2 million for the three months ended March 31, 1996, an increase of $22.4 million or 101%. This increase is directly related to the additional wages and salaries paid to temporary workers and the corresponding increase in revenues. Cost of services as a percentage of revenues increased to 86.3% for the three months ended March 31, 1997 from 85.1% for the three months ended March 31, 1996, which represents an increase of 1.2%. This increase in cost of services as a percentage of revenues is attributable to the salaries and wages paid to Company personnel operating the new dispatch offices opened during the quarter, for which initial break even revenues have not yet been achieved and the use of a special introductory rates to initially penetrate new markets. The Company expects significant continuing fluctuations in cost of services as the Company pursues further aggressive growth.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses increased to $8.6 million as of the three month period ended March 31, 1997, as compared to $4.5 million for the three month period ended March 31, 1996, an increase of $4.1 million or 91%. As a percentage of revenues from services, selling, general and administrative expenses decreased to 16.7% from 17.2% for the same period in the prior year, representing a 0.5% decrease. This decrease was primarily due to improved economies of scale on administrative operations as revenues from services increased at an accelerated rate.

   INTEREST AND OTHER EXPENSES
     Interest and other expenses was a positive contribution to income of $197,000 for the three months ended March 31, 1997, as compared to an expense of $435,000 for the three months ended March 31, 1996, an increase of $632,000 or 321%. This reversal of expense to income was the result of the Company's completion of a public offering and subsequent prepayment of substantially all outstanding debt during the third and fourth quarters of 1996, which permitted surplus funds to be invested in interest bearing short-term debt obligations. Interest and other expenses as a percentage of revenue from services was a positive contribution of 0.4% for the three months ended March 31, 1997, as compared to an expense of 1.7% for the three months ended March 31,1996. The Company expects interest and other, net, to continue to fluctuate significantly as its aggressive growth strategy will place further demands on operating funds.


-------------------------------------------------------------------------------

   TAXES ON INCOME
     The Company's taxes on income was a benefit of $565,000 for the three months ended March 31, 1997, as compared to a benefit of $364,000 for the three months ended March 31, 1996, an increase of $201,000 or 55%. This increase was the direct result of both the increase in Company's loss before the calculated tax effect, and the continued increase in the Company's effective tax rate related to the expansion of the Company into those states and cities which impose a local income tax. The Company recorded a net deferred tax asset of approximately $2.8 million at March 31, 1997, resulting primarily from workers' compensation deposits and the reserve for bad debts. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on historical levels of pre-tax income and expected future earnings.

   NET INCOME
     The Company incurred a net loss of $792,000 for the three months ended March 31, 1997, as compared to a net loss of $685,000, an increase of $107,000 or 15.6%. As a percentage of revenues from services, the net loss decreased to 1.5% for the three months ended March 31, 1997, which compares to 2.6%, for the three months ended March 31, 1996, a decrease of 1.1%. This decrease in the net loss as a percentage of revenues is primarily the result of the decrease in interest expense and the incremental growth in revenues exceeding the incremental growth in selling, general and administrative costs.

   LIQUIDITY AND CAPITAL RESOURCES
     The Company used net cash in operating activities of $5.6 million and $2.1 million during the three months ended March 31, 1997 and 1996, reflecting the significant growth in the Company's accounts receivable, workers' compensation deposits and the opening of new dispatch offices. The net cash from investing activities used through March 31, 1997 was $3.5 million as compared to $0.9 million for the same period in 1996, and was primarily associated with capital expenditures for the new dispatch offices opened. Management anticipates that cash flow deficits from operating and investing activities will continue while the Company continues to increase the number of dispatch office locations. This cash flow deficit will be funded through the funds obtained in the 1996 public offering and the use of the Company's $20.0 million revolving line of
credit with US Bank of Washington, N.A.   In addition, Management may consider
other equity or debt financing, as necessary.

     In December 1996, the Company used $1.7 million in cash to finance the original capitalization of Labor Ready Assurance Company, a wholly owned foreign subsidiary. In January 1997, the Company used an additional $0.7 million in cash to further capitalize this subsidiary. These funds remain on deposit as restricted cash to provide the Company a more cost efficient opportunity of administering, paying and finally settling its workers' compensation claims and liabilities.

     In February 1997, the Company's Board of Directors approved a stock repurchase plan. This stock repurchase plan permits management to purchase up to 200,000 shares of the Company's common stock from the open market. As of March 31, 1997, 58,000 shares have been purchased and subsequently retired, at a total cost of $529,000. In April 1997, the Company purchased and retired an additional 48,000 shares at a total cost of $ 357,000.


-------------------------------------------------------------------------------

PART II.   OTHER INFORMATION - NOT APPLICABLE



SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT:    LABOR READY, INC.


By:  /s/ Glenn A. Welstad                              April 28, 1997
     --------------------------------------            --------------
     Glenn A. Welstad                                  Date
     Chairman of the Board, Chief Executive
     Officer and President


By:  /s/ Charles B. Russell                            April 28, 1997
     ---------------------------------------           ---------------
     Charles B. Russell                                Date
     Chief Financial Officer, Treasurer and
     Assistant Secretary





-------------------------------------------------------------------------------
                                     Page 12