Form 10-Q
period 1997-06-30
LABOR READY INC
filed 1997-08-08
CIK 768899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

                         Commission File Number 0-23828


                                Labor Ready, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

            Washington                                   91-1287341
-------------------------------------------------------------------------------
     (State of Incorporation)                        (Federal  I.R.S. No.)

     1016 S. 28th Street, Tacoma, Washington                    98409
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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, on August 4, 1997 was $123,446,161.

-------------------------------------------------------------------------------

    As of August 4, 1997, the Registrant had 12,267,289 shares of Common Stock outstanding.

-------------------------------------------------------------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE:   NONE
                                                         ----

-------------------------------------------------------------------------------

                                LABOR READY, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets
                    June 30, 1997 and December 31, 1996 ........................................   2

                    Consolidated Statements of Income
                    for the Six Months and the Three Months Ended June 30, 1997 and 1996 .......   4

                    Consolidated Statements of Shareholders
                    Equity for the Six Months Ended June 30, 1997 and for the
                    Years Ended December 31, 1996 and 1995 ......................................  5

                    Consolidated Statements of Cash Flow
                    for the Six Months Ended June 30, 1997 and 1996 .............................  6

                    Notes to Consolidated Financial Statements ..................................  7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ...............................  9


          SIGNATURES ............................................................................ 12



-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                              LABOR READY, INC.
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                                                             JUNE 30,     DECEMBER 31,
                                                           ------------  ------------
                                                               1997         1996
                                                           ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . .  $  4,145,115  $ 17,597,821
  Accounts receivable, less allowance for
    doubtful accounts of $1,558,274 and $1,236,776. . . .    33,324,398    21,010,653
  Workers' compensation deposits and credits (Note 2) . .     5,240,937     5,285,552
  Prepaid expenses and other. . . . . . . . . . . . . . .     1,838,085     1,983,961
  Income taxes receivable . . . . . . . . . . . . . . . .        --         1,194,633
  Deferred income taxes . . . . . . . . . . . . . . . . .     3,486,970     1,668,474
                                                           ------------  ------------

    Total current assets. . . . . . . . . . . . . . . . .    48,035,505    48,741,094
                                                           ------------  ------------

PROPERTY AND EQUIPMENT:
  Buildings and land. . . . . . . . . . . . . . . . . . .     4,031,214     3,733,202
  Computers and software  . . . . . . . . . . . . . . . .     8,105,288     5,522,934
                                                           ------------  ------------
                                                             12,136,502     9,256,136

Less accumulated depreciation . . . . . . . . . . . . . .    (2,220,062)   (1,431,562)
                                                           ------------  ------------

  Property and equipment, net . . . . . . . . . . . . . .     9,916,440     7,824,574
                                                           ------------  ------------

OTHER ASSETS:
  Intangible assets and other, less amortization of
    $2,273,990 and $979,572 . . . . . . . . . . . . . . .     4,449,802     3,071,933
  Workers' compensation deposits and credits, less
    current portion (Note 2). . . . . . . . . . . . . . .     4,075,053     2,979,018
  Restricted cash in captive insurance subsidiary (Note 2)    2,464,170     1,714,744
                                                           ------------  ------------

    Total other assets. . . . . . . . . . . . . . . . . .    10,989,025     7,765,695
                                                           ------------  ------------

  Total assets. . . . . . . . . . . . . . . . . . . . . .   $68,940,970   $64,331,363
                                                           ------------  ------------
                                                           ------------  ------------


          See accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                  LABOR READY, INC.
                              CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 1997 AND DECEMBER 31, 1996

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             JUNE 30,     DECEMBER 31,
                                                           ------------  ------------
                                                               1997         1996
                                                           ------------  ------------
CURRENT LIABILITIES:
  Checks issued against future deposits  . . . . . . . . .   $  131,924   $ 1,139,555
  Accounts payable . . . . . . . . . . . . . . . . . . . .    2,218,142     2,230,721
  Accrued wages and benefits . . . . . . . . . . . . . . .    3,083,091     3,046,084
  Workers' compensation claims (Note 2)  . . . . . . . . .    8,983,717     5,076,686
  Income taxes payable . . . . . . . . . . . . . . . . . .    1,562,930        --
  Current maturities of long-term debt . . . . . . . . . .       12,491        11,905
                                                           ------------  ------------

    Total current liabilities. . . . . . . . . . . . . . .   15,992,295    11,504,951
                                                           ------------  ------------

LONG-TERM LIABILITIES:
  Long-term debt, less current maturities. . . . . . . . .       82,950        90,352
  Deferred income taxes  . . . . . . . . . . . . . . . . .    1,629,297     1,144,144
                                                           ------------  ------------

    Total long-term liabilities. . . . . . . . . . . . . .    1,712,247     1,234,496
                                                           ------------  ------------

    Total liabilities  . . . . . . . . . . . . . . . . . .   17,704,542    12,739,447
                                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.444 par value 5,000,000 shares
    authorized; issued and outstanding 1,921,687 shares. .      854,082       854,082
  Common stock, no par value 25,000,000 shares authorized;
    issued and outstanding, 12,267,289 and 12,373,576
    shares (Note 3). . . . . . . . . . . . . . . . . . . .   49,214,863    49,516,834
  Cumulative foreign currency translation adjustment . . .      (56,443)      (50,126)
  Retained earnings. . . . . . . . . . . . . . . . . . . .    1,223,926     1,271,126
                                                           ------------  ------------

    Total shareholders' equity . . . . . . . . . . . . . .   51,236,428    51,591,916
                                                           ------------  ------------

    Total liabilities and shareholders' equity . . . . . .  $68,940,970   $64,331,363
                                                           ------------  ------------
                                                           ------------  ------------

           See accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                 LABOR READY, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
       FOR THE SIX MONTHS AND THE THREE MONTHS ENDED JUNE 30, 1997, AND 1996

                                                  SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                                ----------------------------    ----------------------------
                                                    1997            1996           1997            1996
                                                ------------    ------------    ------------    ------------
Revenues from services  . . . . . . . . . . . . $129,333,940     $62,124,854     $77,619,740     $36,030,930
Costs and expenses:
  Cost of services  . . . . . . . . . . . . . .  109,530,314      51,417,371      64,887,458      29,209,913
  Selling, general and administrative . . . . .   19,082,054       9,784,610      10,455,994       5,284,291
  Interest and other, net . . . . . . . . . . .     (310,308)        762,053        (113,333)        326,582
                                                ------------    ------------    ------------    ------------

Income before taxes on income . . . . . . . . .    1,031,880         160,820       2,389,621       1,210,144
Taxes on income . . . . . . . . . . . . . . . .      446,377          60,000       1,011,243         424,000
                                                ------------    ------------    ------------    ------------

Net income. . . . . . . . . . . . . . . . . . .   $  585,503      $  100,820     $ 1,378,378      $  786,144
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------

Earnings per common share:
  Net income. . . . . . . . . . . . . . . . . .      $  0.05         $  0.01           $0.11         $  0.08
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------

Weighted average shares
  outstanding . . . . . . . . . . . . . . . . .   12,376,231       9,731,778      12,314,120      10,078,452
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------

         See  accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                LABOR READY, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
                      THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                                                       CUMULATIVE
                                                                                                        RETAINED         FOREIGN
                                                 COMMON STOCK                 PREFERRED STOCK           EARNINGS        CURRENCY
                                          --------------------------    --------------------------    (ACCUMULATED     TRANSLATION
                                            SHARES         AMOUNT         SHARES         AMOUNT          DEFICIT)      ADJUSTMENT
                                          -----------    -----------    -----------    -----------    -------------  -------------
BALANCE, January 1, 1995 . . . . . . . . .  7,458,290     $3,540,187      1,921,687       $854,082      $(1,429,556)       $(2,853)
  Net income for the year. . . . . . . . .      --             --             --             --           2,061,807          --
  Common stock issued on conversion
    of debt. . . . . . . . . . . . . . . .    224,103        382,364          --             --               --             --
  Common stock issued for 401(k) Plan. . .      1,795          7,679          --             --               --             --
  Common stock issued from private
    placement. . . . . . . . . . . . . . .     21,000         69,998          --             --               --             --
  Common stock issued on warrants
    exercised. . . . . . . . . . . . . . .  1,068,660      1,781,100          --             --               --             --
  Common stock issued on the exercise of
    options. . . . . . . . . . . . . . . .     45,000         45,000          --             --               --             --
  Detachable stock warrants issued . . . .       --        1,290,094          --             --               --             --
  Preferred stock dividend . . . . . . . .       --            --             --             --             (42,704)         --
  Foreign currency translation . . . . . .       --            --             --             --               --           (25,854)
                                          -----------    -----------    -----------    -----------    -------------  -------------
BALANCE, December 31, 1995 . . . . . . . .  8,818,848      7,116,422      1,921,687        854,082          589,547        (28,707)
  Net income for the year. . . . . . . . .       --            --             --             --             724,283          --
  Common stock issued for 401(k) Plan. . .      5,138         48,250          --             --               --             --
  Common stock issued from public stock
    offering, net. . . . . . . . . . . . .  2,242,500     33,586,259          --             --               --             --
  Common stock issued on debt
    extinguishment and warrants exercised.  1,023,552      7,961,074          --             --               --             --
  Common stock issued on the exercise
    of options . . . . . . . . . . . . . .    283,538        804,829          --             --               --             --
  Preferred stock dividend . . . . . . . .       --            --             --             --             (42,704)         --
  Foreign currency translation . . . . . .       --            --             --             --               --           (21,419)
                                          -----------    -----------    -----------    -----------    -------------  -------------
BALANCE, December 31, 1996. . .  . . . . . 12,373,576     49,516,834      1,921,687        854,082        1,271,126        (50,126)
  Net income for the year to date. . . . .       --            --             --             --             585,503          --
  Common stock issued for 401(k) Plan. . .      6,036         81,485          --             --               --             --
  Common stock issued for Employee Stock
    Purchase Plan. . . . . . . . . . . . .     19,626        144,992          --             --               --             --
  Common stock issued on exercise
    of options . . . . . . . . . . . . . .      4,051         15,675          --             --               --             --
  Common stock purchased and retired . . .   (136,000)      (544,123)         --             --            (611,351)         --
  Preferred stock dividend . . . . . . . .       --            --             --             --             (21,352)         --
  Foreign currency translation . . . . . .       --            --             --             --               --            (6,317)
                                          -----------    -----------    -----------    -----------    -------------  -------------
BALANCE, June 30, 1997 . . . . . . . . . . 12,267,289    $49,214,863      1,921,687       $854,082       $1,223,926       $(56,443)
                                          -----------    -----------    -----------    -----------    -------------  -------------
                                          -----------    -----------    -----------    -----------    -------------  -------------

              See accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                  LABOR READY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                              SIX MONTHS ENDED
                                                       ----------------------------
                                                           1997            1996
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTVITIES:
  Net Income. . . . . . . . . . . . . . . . . . . . .  $    585,503    $    100,820
Adjustments to reconcile net income to net cash used
in operating activities:
Depreciation and amortization . . . . . . . . . . . .     2,082,918         395,766
  Provision for doubtful accounts . . . . . . . . . .     1,555,666         435,245
  Deferred income taxes . . . . . . . . . . . . . . .    (1,333,343)       (413,593)
  Gain on restricted fund investments . . . . . . . .       (22,107)           --
Changes in assets and liabilities
  Accounts receivable . . . . . . . . . . . . . . . .   (13,869,411)     (4,912,988)
  Workers' compensation deposits and credits. . . . .    (1,051,420)     (3,735,143)
  Prepaid expenses and other. . . . . . . . . . . . .       173,589        (280,367)
  Accounts payable. . . . . . . . . . . . . . . . . .        68,906         529,233
  Accrued wages and benefits  . . . . . . . . . . . .        37,007         750,723
  Workers' compensation claims . . .. . . . . . . . .     3,907,031       1,478,010
  Income taxes payable (receivable) . . . . . . . . .     2,757,563      (1,078,828)
                                                       ------------    ------------

Net cash used in operating activities . . . . . . . .    (5,108,098)     (6,731,122)
                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . .    (2,880,366)     (1,743,299)
  Captive insurance subsidiary deposits . . . . . . .      (727,319)           --
  Additions to intangible assets and other. . . . . .    (2,700,000)           --
                                                       ------------    ------------
Net cash used in investing activities . . . . . . . .    (6,307,685)     (1,743,299)
                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on note payable. . . . . . . . . . . .          --        (1,591,206)
  Checks issued against future deposits . . . . . . .    (1,007,631)        616,092
  Proceeds from options exercised . . . . . . . . . .        15,675         373,213
  Purchases for Employee Stock Purchase Plan. . . . .       144,992            --
  Purchase and retirement of Treasury Stock . . . . .    (1,155,474)           --
  Payments on long-term debt. . . . . . . . . . . . .        (6,816)        (19,376)
  Dividends paid. . . . . . . . . . . . . . . . . . .       (21,352)        (21,352)
  Proceeds from issuance of common stock. . . . . . .          --        33,713,478
  Proceeds from warrants exercised. . . . . . . . . .          --           420,120
  Debt issue costs. . . . . . . . . . . . . . . . . .          --            31,641
                                                       ------------    ------------
  Net cash (used in) provided by financing
    activities. . . . . . . . . . . . . . . . . . . .    (2,030,606)     33,522,610
  Effect of exchange rates. . . . . . . . . . . . . .        (6,317)            183
                                                       ------------    ------------
  Net (decrease) increase in cash and cash
    equivalents . . . . . . . . . . . . . . . . . . .   (13,452,706)     25,048,372
CASH AND CASH EQUIVALENTS, beginning of year. . . . .    17,597,821       5,359,113
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, end of the six
  month period  . . . . . . . . . . . . . . . . . . .     4,145,115      30,407,485
                                                       ------------    ------------
                                                       ------------    ------------

            See accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2.  WORKERS' COMPENSATION

     In January 1997, the Company increased the capitalization of its wholly owned foreign subsidiary, Labor Ready Assurance Company, by $727,319, net of expenses. As of June 30, 1997, $2,464,170 net of expenses is on deposit and is recorded as restricted cash.

      The Company deposited $1,692,767, in 1997, with a foreign off-shore company for the payment of workers' compensation claims and related expenses on claims originating in the non-monopolistic states. As of June 30, 1997, $9,315,990 remained on deposit for the payment of future non-monopolistic claims and related expenses and is recorded as workers' compensation deposits and credits. Estimated incurred losses and the related settlement and administration expenses to be paid from those deposits of $8,142,605 are recorded as current workers' compensation claims payable at June 30, 1997.

     In the monopolistic states the Company has recorded a retro-payable of $74,851, which is included in the current workers' compensation claims payable. Additional workers' compensation liabilities for estimated amounts owed as of June 30, 1997, in the monopolistic states was $766,261.

     Workers' compensation expense of $6,893,800 and $3,421,340 was recorded as a component of cost of services for the six month period ended June 30, 1997 and 1996, respectively.

NOTE 3.  COMMON STOCK

     In February 1997, the Company's Board of Directors approved a stock repurchase plan whereby the Company's management is authorized to purchase up to 200,000 shares of the outstanding common stock. In the first six months of June 30, 1997, the Company has purchased 136,000 shares, which became authorized but unissued shares, in accordance with the Washington State incorporation laws, at a cost of $1,155,474.

NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 1997 and 1996 are summarized as follows:

For the Six Months Ended June 30,                           1997        1996
----------------------------------------------------     ----------  ----------
     Interest paid . . . . . . . . . . . . . . . . .     $  4,259     $965,097
                                                         ----------  ----------
                                                         ----------  ----------

     Income taxes paid . . . . . . . . . . . . . .        174,468      552,420
                                                         ----------  ----------
                                                         ----------  ----------

 Noncash investing and financing activities:

     Issuance of common stock as the Company's
       contribution to the  401(K)  Plan                 $ 81,485     $ 48,250
                                                         ----------  ----------
                                                         ----------  ----------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

NOTE 5. PROPOSED STATEMENT OF POSITION


     In April 1997, the Accounting Standards Executive Committee (the "AcSEC") issued an exposure draft of a Proposed Statement of Position, "Reporting on the Costs of Start-up Activities" (the "Proposed Statement"). The Proposed Statement would establish new rules for the financial reporting of start-up costs, and if the Proposed Statement is adopted, there could be significant changes in the way the Company records new office dispatch start-up costs. Among those changes, the costs of start-up activities would be expensed as incurred. The AcSEC expects to issue a final statement or a revised draft in 1997.

NOTE 6.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board, (the "FASB"), issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings Per Share. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and has the effect of simplifying the standards for computing the EPS, and makes them comparable with international standards. SFAS 128 replaces presentation of primary EPS with a basic presentation of EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding. Further, this statement requires dual presentation for all entities with complex capital structures, which includes the effect of common stock equivalents such as options or warrants. SFAS 128 is effective for periods ending after December 15, 1997 (earlier adoption is not permitted) and requires restatement of all prior period EPS data presented. It is expected that the adoption of SFAS 128 will not have a significant, if any, effect on reported EPS data.

NOTE 7.  SUBSEQUENT EVENT

     On July 25, 1997, the Company executed a Memorandum of Agreement with a Manufacturing Company to provide 450 automated teller machines for installation and use within the Company's dispatch office locations. The designated dispatch offices and the timing of the delivery of this equipment are stated as being upon the request and direction of the Company. The financing arrangement for this purchase commitment is currently in negotiation, with the only terms established and agreed upon as of the filing of this document, being the total purchase price of $5.5 million

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 7 entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 1996.

OVERVIEW

     Labor Ready is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily in construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial businesses. The Company has rapidly grown from eight dispatch offices in 1991 to 300 dispatch offices at June 30, 1997. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions. The Company's annual revenues grew from approximately $6.0 million to $163.5 million from 1991 to 1996. This revenue growth has been generated both by opening new dispatch offices and by continuing to increase sales at existing dispatch offices. In 1996, the average annual revenue per dispatch office open for more than a full year was $1.3 million.

     In 1996, the Company incurred costs of approximately $5.6 million to open 94 new dispatch offices (an average of approximately $60,000 per dispatch office). The Company has opened 100 dispatch offices to date and expects to open at least 100 additional dispatch offices in 1998. The Company expects the average cost of opening new dispatch offices to continue to increase due to more extensive management training and the installation of more sophisticated computer and other office systems. Further, once open the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. The Company pays its temporary workers on a daily basis, and bills its customers on a weekly basis. Consequently, the Company experiences significant negative cash flow from operations and investment activities during periods of high growth, which also adversely impacts the Company's overall profitability. The Company expects to continue to experience periods of negative cash flow from operations and investment activities while it rapidly opens dispatch offices and expects to require additional sources of working capital in order to continue to grow.

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

     Cost of services primarily includes wages and related payroll expenses of temporary workers and dispatch office employees, general managers, district managers and area directors, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes, but does not include dispatch offices lease expenses. The Company's cost of services as a percentage of revenues has fluctuated significantly in recent periods and it expects significant fluctuations to continue in future periods as the Company continues its rapid growth. Cost of services as a percentage of revenues is affected by numerous factors, including salaries of new supervisory personnel hired under new management organizational structures, the hiring of large numbers of general managers, the use of lower introductory rates to attract new customers at new dispatch offices, and the relatively lower revenues generated by new dispatch offices prior to reaching maturity.
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Income for the periods indicated:

                                                     SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                                     -------------------------    --------------------------
                                                        1997           1996          1997            1996
                                                     ----------     ----------    ----------      ----------
Revenues from services . . . . . . . . . . . . . .      100.0%         100.0%       100.0%           100.0%
Cost of services . . . . . . . . . . . . . . . . .       84.7           82.8         83.6             81.1
Selling, general and administrative expenses . . .       14.8           15.8         13.6             14.7
Interest and other, net. . . . . . . . . . . . . .       (0.2)           1.2         (0.1)             0.9
                                                     ----------     ----------    ----------      ----------
Income before taxes on income. . . . . . . . . . .        0.7            0.2          2.9              3.3
Taxes on income. . . . . . . . . . . . . . . . . .        0.3            0.1          1.3              1.2
                                                     ----------     ----------    ----------      ----------
Net income . . . . . . . . . . . . . . . . . . . .        0.4            0.1          1.6              2.1
                                                     ----------     ----------    ----------      ----------
                                                     ----------     ----------    ----------      ----------

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

   DISPATCH OFFICES

     The number of dispatch office grew to 300 at June 30, 1997 as compared to 169 dispatch office open as of June 30, 1996 an increase of 131 offices of 77.5%. The Company opened 100 dispatch offices in the six months ended June 30, 1997 as compared to 69 dispatch offices for the same period of the prior year and in the second quarter of 1997 and 1996, the Company opened 56 dispatch offices and 42 dispatch offices, respectively.

   REVENUES FROM SERVICES

     The Company's revenues from services increased to $129.3 million for the six months ended June 30, 1997, as compared to $62.1 million for the six months ended June 30, 1996, an increase of $67.2 million or 108%. This increase resulted primarily from those dispatch offices that have been open for a full year, and to a lesser extent from revenues from dispatch offices that have been open for less than year. This increase is also attributed to both the Company's continuing development of high volume national accounts, and the penetration into new markets through increased name brand awareness.

   COST OF SERVICES

     Cost of services increased to $109.5 million for the six months ended June 30, 1997 as compared to $51.4 million for the six months ended June 30, 1996, an increase of $58.1 million or 113%. This increase is directly related to the additional wages and salaries paid to temporary workers and the corresponding increase in revenues. Cost of services as a percentage of revenues increased to 84.7% for the six months ended June 30, 1997 from 82.8% for the six months ended June 30, 1996, which represents an increase of 1.9%.
 This increase in cost of services as a percentage of revenues is attributable to the salaries and wages paid to Company personnel operating the new dispatch offices opened during the period, for which initial break even revenues have not yet been achieved (historically, a new office achieves break even in two to six months) and the use of a special introductory rates by the Company to initially penetrate new markets. The Company expects significant continuing fluctuations in cost of services as the Company pursues further aggressive growth.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $19.1 million as of the six month period ended June 30, 1997, as compared to $9.8 million for the six month period ended June 30, 1996, an increase of $9.3 million or 94.9%. As a percentage of revenues from services, selling, general and administrative expenses decreased to 14.8% from 15.8% for the same period in the prior year, representing a 1.0% decrease. This decrease was due to the economy of scale generated on administrative services as revenues from services increased at an accelerated rate and the capitalization of dispatch office start-up costs exceeding the associated amortization expense.

   INTEREST AND OTHER EXPENSES

     Interest and other expenses was a positive contribution to income of $310,000 for the six months ended June 30, 1997, as compared to an expense of $762,000 for the six months ended June 30, 1996, an increase of $1,072,000 or 140.7%. This reversal of expense to income was the result of the Company's completion of a public offering and subsequent prepayment of substantially all outstanding debt during the third and fourth quarters of 1996, which permitted surplus funds to be invested in interest bearing short-term debt obligations. Interest and other expenses as a percentage of revenue from services was a positive contribution of 0.2% for the six months ended June 30, 1997, as compared to an expense of 1.2% for the six months ended June 30, 1996. The Company expects interest and other, net, will become interest expense in the third quarter as the cash demands from operations and a continued aggressive growth strategy will necessitate the use of the Company's revolving line of credit.

   TAXES ON INCOME

     The Company's taxes on income were $446,000 for the six months ended June 30, 1997, as compared to $60,000 for the six months ended June 30, 1996, an increase of $386,000 or 643.3%. This increase was the direct result of both the increase in Company's income before the calculated tax effect, and the continued increase in the Company's effective tax rate related to the expansion of the Company into those states and cities which impose an income tax. The Company recorded a net deferred tax asset of approximately $3.5 million at June 30, 1997, resulting primarily from workers' compensation deposits for unpaid claims and the reserve for bad debts. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on historical levels of pre-tax income and expected future taxable income.

   NET INCOME

     The Company recorded net income of $585,000 for the six months ended June 30, 1997, as compared to net income of $101,000, for the six months ended June 30, 1996, an increase of $484,000 or 479.2%. As a percentage of revenues from services, net income increased to 0.4% for the six months ended June 30, 1997, which compares to 0.1%, for the six months ended June 30, 1996, an increase of 0.3%. This increase in net income as a percentage of revenues is primarily the result of the economies of scale generated on selling, general and administrative services, as a result of increased revenues over the same infrastructure, the capitalization of new dispatch office start-up costs and the benefit of realizing interest income rather than interest expense offset in part by higher cost of services.

   LIQUIDITY AND CAPITAL RESOURCES

     The Company used net cash in operating activities of $5.1 million and $6.7 million during the six months ended June 30, 1997 and 1996, reflecting the significant growth in the Company's revenues, accounts receivable and the opening of new dispatch offices. The net cash used in investing activities through June 30, 1997 was $6.3 million as compared to $1.7 million for the same period in 1996, and was primarily associated with capital expenditures for the new dispatch offices opened and the capitalization of certain new dispatch office start-up costs. Management anticipates that cash flow deficits from operating and investing activities will continue while the Company continues to increase the number of dispatch office locations. This cash flow deficit will be funded through the balance of the funds obtained in the 1996 public offering and it is expected that the Company will begin use of the $20.0 million revolving line of credit with US Bank of Washington, N.A. in the third quarter.

     In December 1996, the Company used $1.7 million in cash to finance the original capitalization of Labor Ready Assurance Company, a wholly owned foreign subsidiary. In January 1997, the Company used an additional $0.7 million in cash to further capitalize this subsidiary. These funds remain on deposit as restricted cash, and are expected to provide the Company a more cost efficient method of administering, paying and finally settling its workers' compensation claims and liabilities in the future.

     As of June 30, 1997, the Company has used $1.2 million to purchase and retire 136,000 shares of the Company's common stock, under the stock repurchase plan approved by the Board of Directors in February, 1997.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

PART II.   OTHER INFORMATION  --  NOT APPLICABLE

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT: LABOR READY, INC.

By:   /s/ Glenn A. Welstad                       August 4, 1997
      -----------------------                    --------------
      Glenn A. Welstad                            Date
      Chairman of the Board, Chief Executive
      Officer and President

By:   /s/ Ralph E. Peterson                      August 4, 1997
      -----------------------                    --------------
      Ralph E. Peterson                          Date
      Executive Vice President, Chief Operating
      Officer and Chief Financial Officer

-------------------------------------------------------------------------------
                                    Page 12