Form 10-Q
period 1997-09-26
LABOR READY INC
filed 1997-11-13
CIK 768899

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 26, 1997

                       Commission File Number 0-23828


                             Labor Ready, Inc.
------------------------------------------------------------------------------
           (Exact Name of Registrant as specified in its charter)

         Washington                                        91-1287341
------------------------------------------------------------------------------
  (State of Incorporation)                           (Federal  I.R.S. No.)


     1016 S. 28th Street, Tacoma, Washington                   98409
------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                  (Zip Code)


                               (253) 383-9101
------------------------------------------------------------------------------
                      (Registrant's Telephone Number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   (X)       No    ( )

------------------------------------------------------------------------------

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, on November 13, 1997 was $451,300,854.

------------------------------------------------------------------------------

        As of November 13, 1997, the Registrant had 18,420,443 shares of Common Stock outstanding.

------------------------------------------------------------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE:  None.

------------------------------------------------------------------------------



                             LABOR READY, INC.

                                   INDEX



PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Balance Sheets
                  September 26, 1997 and December 31, 1996  . . . . . . . 2

                  Consolidated Statements of Income
                  for the Nine Months and the Three Months Ended
                  September 26, 1997 and September 27, 1996. . . .  . . . 4

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 26, 1997
                  and September 27, 1996. . . . . . . . . . . . . . . . . 5

                  Notes to Consolidated Financial Statements. . . . . . . 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . 8

PART II. OTHER INFORMATION

         Item 4   Submission of Matters to a Vote of
                  Security Holders  . . . . . . . . . . . . . . . . . . . 12

         Item 6   Exhibits and Reports on Form 8-K  . . . . . . . . . . . 12


         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 13



------------------------------------------------------------------------------

------------------------------------------------------------------------------

                              LABOR READY, INC.
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 26, 1997 AND DECEMBER 31, 1996

                                    ASSETS


                                                                   SEPTEMBER 26,          DECEMBER 31,
                                                                -------------------   -------------------
                                                                       1997                   1996
                                                                -------------------   -------------------
CURRENT ASSETS:
    Cash and cash equivalents ..............................           $   980,462           $17,597,821
    Accounts receivable, less allowance for doubtful
      accounts of $2,406,750 and $1,236,776 ................            43,883,266            21,010,653
    Workers' compensation deposits and credits .............             6,980,149             4,746,752
    Prepaid expenses and other .............................             1,867,379             1,983,961
    Income taxes receivable ................................                --                 1,194,633
    Deferred income taxes ..................................             5,187,179             1,668,474
                                                                -------------------   -------------------

      Total current assets .................................            58,898,435            48,202,294
                                                                -------------------   -------------------

PROPERTY AND EQUIPMENT:
    Buildings and land .....................................             4,115,128             3,733,202
    Computers and software .................................             7,861,705             5,398,310
    Furniture and equipment ................................               608,604               124,624
                                                                -------------------   -------------------

                                                                        12,585,437             9,256,136
    Less accumulated depreciation ..........................            (2,525,998)           (1,431,562)
                                                                -------------------   -------------------

    Property and equipment, net ............................            10,059,439             7,824,574
                                                                -------------------   -------------------

OTHER ASSETS:
    Intangible assets and other, less
      amortization of $3,076,850 and $979,572 ..............             3,920,157             3,071,933
    Workers' compensation deposits and credits, less
      current  portion .....................................             6,481,679             3,517,818
    Restricted cash ........................................             2,493,762             1,714,744
                                                                -------------------   -------------------

      Total other assets ...................................            12,895,598             8,304,495
                                                                -------------------   -------------------

    Total assets ...........................................           $81,853,472           $64,331,363
                                                                -------------------   -------------------
                                                                -------------------   -------------------


         See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                               LABOR READY, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 26, 1997 AND DECEMBER 31, 1996

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                   SEPTEMBER 26,          DECEMBER 31,
                                                                -------------------   -------------------
                                                                       1997                   1996
                                                                -------------------   -------------------
CURRENT LIABILITIES:
    Checks issued against future deposits  .................           $ 2,438,829           $ 1,139,555
    Accounts payable .......................................             2,736,323             2,230,721
    Accrued wages and benefits .............................             4,352,437             3,046,084
    Reserve for workers' compensation claims ...............             6,831,166             4,537,886
    Income taxes payable ...................................             4,039,930                 --
    Current maturities of long-term debt ...................                12,724                11,905
                                                                -------------------   -------------------

      Total current liabilities ............................            20,411,409            10,966,151
                                                                -------------------   -------------------

LONG-TERM LIABILITIES:
    Long-term debt, less current maturities ................                79,680                90,352
    Reserve for workers' compensation claims................             4,679,911               538,800
    Deferred income taxes ..................................             1,712,125             1,144,144
                                                                -------------------   -------------------

      Total long-term liabilities ..........................             6,471,716             1,773,296
                                                                -------------------   -------------------

      Total liabilities ....................................            26,883,125            12,739,447
                                                                -------------------   -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.296 par value 5,000,000
      shares authorized; issued and outstanding
      2,882,531 shares .....................................               854,082               854,082
    Common stock, no par value 25,000,000 shares
      authorized; 18,391,790 and 18,560,364 shares
      issued and outstanding ...............................            49,244,483            49,516,834
    Cumulative foreign currency translation adjustment .....               (69,699)              (50,126)
    Retained earnings ......................................             4,941,481             1,271,126
                                                                -------------------   -------------------

      Total shareholders' equity ...........................            54,970,347            51,591,916
                                                                -------------------   -------------------

      Total liabilities and shareholders' equity ...........           $81,853,472           $64,331,363
                                                                -------------------   -------------------
                                                                -------------------   -------------------

          See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                LABOR READY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                   SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996


                                                         Nine Months Ended                        Three Months Ended
                                               ------------------------------------      ------------------------------------
                                                      1997               1996                 1997                1996
                                               ----------------    ----------------      ----------------    ----------------
Revenues from services .....................      $231,047,124        $109,371,091          $101,713,184         $47,246,237
Cost of services ...........................       191,022,169          89,006,985            81,491,855          37,589,614
                                               ----------------    ----------------      ----------------    ----------------
Gross profit ...............................        40,024,955          20,364,106            20,221,329           9,656,623
  Selling, general and
    administrative .........................        32,211,594          16,972,039            13,129,540           7,187,429
                                               ----------------    ----------------      ----------------    ----------------
Income from operations .....................         7,813,361           3,392,067             7,091,789           2,469,194

Interest and other, net ....................          (459,716)            632,812              (149,408)           (129,241)
                                               ----------------    ----------------      ----------------    ----------------
Income before taxes on income and
  extraordinary item .......................         8,273,077           2,759,255             7,241,197           2,598,435

Taxes on income ............................         3,786,579           1,020,200             3,340,202             960,200
                                               ----------------    ----------------      ----------------    ----------------
Net income before
  extraordinary item .......................         4,486,498           1,739,055             3,900,995           1,638,235
Extraordinary item, net of
  income taxes .............................                 -           1,197,400                     -           1,197,400
                                               ----------------    ----------------      ----------------    ----------------

Net income .................................      $  4,486,498        $    541,655          $  3,900,995         $   440,835
                                               ----------------    ----------------      ----------------    ----------------
                                               ----------------    ----------------      ----------------    ----------------

Earnings per common share:
  Net income before
    extraordinary item .....................      $        .24        $        .11          $        .21         $       .09
  Extraordinary item, net ..................                 -                (.08)                    -                (.07)
                                               ----------------    ----------------      ----------------    ----------------
  Net income ...............................      $        .24        $        .03          $        .21         $       .02
                                               ----------------    ----------------      ----------------    ----------------
                                               ----------------    ----------------      ----------------    ----------------

Weighted average shares
  Outstanding - primary ....................        18,718,535          15,948,666            18,860,345          18,394,034
                                               ----------------    ----------------      ----------------    ----------------
                                               ----------------    ----------------      ----------------    ----------------


           See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                LABOR READY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE NINE MONTHS ENDED
                    SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996

                                                          1997                   1996
                                                   -------------------   -------------------
CASH FLOWS FROM OPERATING ACTVITIES:
  Net income ...................................        $   4,486,498         $     541,655
Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization ................            3,191,714               574,157
  Extraordinary loss on retirement of debt .....                  --              1,900,601
  Provision for doubtful accounts ..............            3,873,357             1,148,520
  Deferred income taxes ........................           (2,950,724)             (413,593)
  Gain on restricted fund investments ..........              (29,018)                  --
Changes in assets and liabilities
  Accounts receivable ..........................          (26,745,970)          (10,417,096)
  Workers' compensation deposits and credits ...           (5,197,258)           (4,066,245)
  Prepaid expenses and other ...................              116,582              (844,411)
  Accounts payable .............................              587,087              (221,083)
  Accrued wages and benefits ...................            1,306,353               530,270
  Reserve for workers' compensation claims .....            6,434,391             1,830,945
  Income taxes payable .........................            5,234,563              (871,098)
                                                   -------------------   -------------------
Net cash used in operating activities ..........           (9,692,425)          (10,307,378)
                                                   -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .........................           (6,274,803)           (4,789,929)
  Restricted cash ..............................              (750,00)                  --
                                                   -------------------   -------------------
Net cash used in investing activities ..........           (7,024,803)           (4,789,929)
                                                   -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on note payable .................                  --             (1,591,206)
  Checks issued against future deposits ........            1,299,274             1,330,747
  Proceeds from options exercised ..............               20,152               380,183
  Proceeds from Employee Stock Purchase Plan ...              237,483                   --
  Purchase and retirement of common stock ......           (1,395,586)                  --
  Payments on long-term debt ...................               (9,853)           (2,927,831)
  Dividends paid ...............................              (32,028)              (32,028)
  Proceeds from issuance of common stock .......                  --             33,636,259
  Proceeds from warrants exercised .............                  --                420,120
  Debt issue costs .............................                  --                 31,641
                                                   -------------------   -------------------
Net cash provided by financing activities ......              119,442            31,247,885
  Effect of exchange rates .....................              (19,573)              (11,207)
                                                   -------------------   -------------------
Net (decrease) increase in cash and
  cash equivalents .............................          (16,617,359)           16,139,371
CASH AND CASH EQUIVALENTS, beginning of
  period .......................................           17,597,821             5,359,113
                                                   -------------------   -------------------
CASH AND CASH EQUIVALENTS, end of period........        $     980,462         $  21,498,484
                                                   -------------------   -------------------
                                                   -------------------   -------------------


             See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------

------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 annual report on Form 10-K. Certain amounts in the consolidated balance sheet at December 31, 1996 have been reclassified to conform to the 1997 presentation. The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine month periods ended September 26, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2. WORKERS' COMPENSATION

The Company provides workers' compensation insurance to its temporary workers and office staff. In Washington, Ohio and West Virginia, (the monopolistic states), the Company is required to make payments at rates established by each state based upon the job classification of the insured workers and the previous claims experience of the Company. The Washington program provides for a retroactive adjustment of workers' compensation payments based upon actual claims experience. Upon adjustment, overpayments to the program are returned to the Company and underpayments, if any, are assessed. At September 26, 1997 and December 31, 1996, the Company recorded workers' compensation credit receivables of $655,149 and $835,566 and workers' compensation liabilities of $866,166 and $587,411 related to the monopolistic states.

For workers' compensation claims originating in the remaining states (the non-monopolistic states), the Company has engaged a third party administrator to manage the claims and an off-shore company for the payment of claims and related expenses. During 1997, the Company deposited $10,459,494 with the off-shore company for the payment of workers' compensation claims and related expenses originating in the non-monopolistic states and $5,081,789 was paid on these claims. As of September 26, 1997, $12,806,679 remained on deposit with the off-shore company for the payment of future non-monopolistic claims and related expenses and is recorded as workers' compensation deposits and credits on the accompanying consolidated balance sheet.

The Company establishes provisions for future claim liabilities based upon estimates of the future cost of claims and related expenses that have been reported but not settled, and losses that have been incurred but not reported. Adjustments to the claim reserve are charged or credited to expense in the periods in which they occur. At September 26, 1997 and December 31, 1996, the Company had recorded a reserve for claims and claim related expenses arising in non-monopolistic states of $10,644,911 and $4,449,986.

Workers' compensation expense totaling $13,519,673 and $3,421,340 was recorded as a component of cost of services for the nine month periods ended September 26, 1997 and 1996, respectively.

The Company has formed a wholly-owned, off-shore captive, Labor Ready Assurance Company for the payment of workers' compensation claims. In January 1997, the Company increased the capitalization of the captive by $750,000. As of September 26, 1997, $2,493,762, is on deposit and is recorded as restricted cash.

NOTE 3.  COMMON STOCK

In February 1997, the Company's Board of Directors approved a stock repurchase plan whereby the Company's management is authorized to purchase up to 200,000 shares of the outstanding common stock. During the nine months ended September 26, 1997, the Company purchased 152,837 shares at a cost of $1,395,586. In accordance with Washington State incorporation laws, the shares repurchased were retired and are included in authorized but unissued shares.
------------------------------------------------------------------------------

------------------------------------------------------------------------------
NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 26, 1997 and September 27, 1996 are summarized as follows:

                                                       1997          1996
------------------------------------------------------------------------------
  Interest paid ................................    $    6,837    $1,164,102
                                                  ------------- -------------
                                                  ------------- -------------
  Income taxes paid ............................    $2,205,632    $1,601,690
                                                  ------------- -------------
                                                  ------------- -------------

Noncash investing and financing activities:
  Issuance of common stock as the Company's
    contribution to the 401(k) plan ............    $   81,485    $        -
                                                  ------------- -------------
                                                  ------------- -------------
Issuance of common stock for payment of
  accounts payable .............................    $        -    $   48,250
                                                  ------------- -------------
                                                  ------------- -------------
Issuance of common stock for warrants exercised
  on debt retirement ...........................    $        -    $7,961,074
                                                  ------------- -------------
                                                  ------------- -------------

NOTE 5.  PROPOSED STATEMENT OF POSITION

In April 1997, the Accounting Standards Executive Committee (the "AcSEC") issued an exposure draft of a Proposed Statement of Position, "Reporting on the Costs of Start-up Activities". The proposed statement would establish new rules for the financial reporting of start-up costs, and if adopted, would require the Company to expense the cost of establishing new dispatch offices as incurred and write off any capitalized pre-opening costs in the first quarter of the year adopted. The AcSEC expects to issue a final statement in 1998, which will likely be effective for the Company's 1999 year. Currently, the Company capitalizes certain dispatch office pre-opening costs, and amortizes them using the straight-line method over two years. As of September 26, 1997 the Company had recorded pre-opening costs of $3,620,510, net of accumulated amortization.

NOTE 6.  EARNINGS PER SHARE

All share and per share data for 1997 and 1996 have been restated to reflect the Company's 3-for-2 stock split which was effective on October 24, 1997.

In February 1997, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share". SFAS 128 is effective for years beginning after December 15, 1997 (earlier adoption is not permitted) and requires restatement of all prior period EPS data presented. It is expected that the adoption of SFAS 128 will not have a significant effect on reported EPS data.

NOTE 7.  COMMITMENT

In July 1997, the Company executed an agreement to purchase 450 automated teller machines for installation and use in dispatch offices. The Company expects to complete testing of the machines and related software and take delivery of 377 of the machines by April 1998. The total purchase price of the teller machines is approximately $5.5 million. The Company will lease the machines using a capital lease with a seven-year term and an implicit interest rate of approximately 8.8%.

NOTE 8.  SUBSEQUENT EVENT

In October 1997, the Company renewed its line-of-credit with a bank. The agreement allows the Company to borrow, at the prime lending rate, 80% of eligible receivables to a maximum of $30 million. The agreement contains restrictive covenants and provides the bank with a security interest in the Company's receivables. As of September 26, 1997, the Company had no outstanding borrowings on its existing $20 million line-of-credit with the bank and upon renewing the agreement, borrowings of approximately $30 million were available.
------------------------------------------------------------------------------

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, and as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those set forth in Item 7 entitled Management's Discussion of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 1996. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

OVERVIEW

Labor Ready is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily in the construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial industries. The Company has rapidly grown from eight dispatch offices in 1991 to 312 dispatch offices at September 26, 1997. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising. The Company's annual revenues grew from approximately $6 million in 1991 to $231 million for the nine months ended September 26, 1997. This revenue growth has been generated both by opening new dispatch offices in markets throughout the U.S. and Canada and by continuing to increase sales at existing dispatch offices.

The Company has opened 114 dispatch offices during 1997 and expects to open at least 120 additional dispatch offices in 1998. The Company expects the average cost of opening each new dispatch office in 1998 to be approximately $60,000. The cost of opening a new dispatch office includes extensive management training and the installation of sophisticated computer and other office systems. Further, once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. The Company pays its temporary workers on a daily basis, and bills its customers on a weekly basis. Consequently, the Company experiences significant negative cash flow from operations and investment activities during periods of high growth. The Company expects to continue to experience periods of negative cash flow from operations and investment activities while it rapidly opens dispatch offices and expects to require additional sources of working capital in order to continue to grow.

Many of the Company's customers are construction and landscaping businesses, which are significantly affected by the weather. Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months. Further, inclement weather can slow construction and landscaping activities in such periods. As a result, the Company has generally experienced a significant increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the customer mix diversifies. From time to time during peak periods, the Company experiences shortages of available temporary workers. By April 1998, the Company expects to have completed the installation of automated teller machines (the ATMs) in all of its dispatch offices. The ATMs provide the Company's temporary workers with the option of receiving cash payment instead of a payroll check. This additional feature, which the Company believes is unique among its direct competitors should increase the Company's ability to attract available temporary workers.

Cost of services primarily includes the wages and related payroll expenses of temporary workers and the Company's permanent staff including dispatch office employees and managers and district managers. Payroll related expenses include workers' compensation, unemployment compensation insurance, and Medicare and Social Security taxes. The Company's cost of services as a percentage of revenues has fluctuated significantly in recent periods and it expects significant fluctuations to continue in future periods as the Company continues its rapid growth. Cost of services as a percentage of revenues is affected by numerous factors, including salaries of new district supervisory personnel and dispatch office managers and employees and the relatively lower revenues generated by new dispatch offices prior to reaching maturity.

-------------------------------------------------------------------------------
                                    Page 8

-------------------------------------------------------------------------------

Temporary workers assigned to customers remain Labor Ready employees. Labor Ready is responsible for the employee-related expenses of its temporary workers, including workers' compensation coverage, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company does not provide health, dental, disability or life insurance to its temporary workers. Generally, the Company bills its customers based upon an hourly rate for the hours worked by the temporary workers assigned to the customer. Because the Company pays its temporary workers only for the hours actually worked, wages for the Company's temporary workers are a variable cost that increases or decreases directly in proportion to revenue. The Company has one franchisee which operates five dispatch offices. The Company does not intend to grant additional franchises. Royalty revenues from the franchised dispatch offices are included in revenues from services and were not material during any period presented herein.

RESULTS OF OPERATIONS

The following table compares the operating results of the Company for the nine months and three months ended September 26, 1997 and September 27, 1996 (amounts in thousands)


                                             NINE MONTHS ENDED         THREE MONTHS ENDED
                                            SEPTEMBER 26 AND 27        SEPTEMBER 26 AND 27
                                         -------------------------  -------------------------
                                                  PERCENT                    PERCENT
                                          1997    CHANGE    1996    1997     CHANGE    1996
                                         -------------------------  -------------------------
Revenues from services...............    $231,047   111   $109,371   $101,713   115   $47,246
Cost of services.....................     191,022   115     89,007     81,492   117    37,590
                                         -------------------------  -------------------------
Gross profit.........................      40,025    97     20,364     20,221   109     9,656
Selling, general and administrative
  expenses...........................      32,212    90     16,972     13,129    83     7,187
                                         -------------------------  -------------------------
Income from operations...............       7,813   130      3,392      7,092   187     2,469
Interest and other, net..............        (460) (173)       633       (149)   15      (129)
                                         -------------------------  -------------------------
Income before taxes on income........       8,273   200      2,759      7,241   179     2,598
Taxes on income......................       3,787   271      1,020      3,340   248       960
                                         -------------------------  -------------------------
Income before extraordinary item.....       4,486   158      1,739      3,901   138     1,638
Extraordinary item, net of income
  taxes..............................           -  (100)     1,197          -  (100)    1,197
                                         -------------------------  -------------------------
Net income...........................    $  4,486   728   $    542   $  3,901   785   $   441
                                         -------------------------  -------------------------
                                         -------------------------  -------------------------

THREE MONTHS ENDED SEPTEMBER 26, 1997 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 27, 1996

  DISPATCH OFFICES
  The Company opened 27 dispatch offices during the three months ended September 26, 1997 as compared to 9 dispatch offices opened during the same period of the prior year. The total number of dispatch offices grew from 182 at September 27, 1996 to 312 at September 26, 1997.

  REVENUES FROM SERVICES
  The Company's revenues from services increased to $101.7 million for the three months ended September 26, 1997, as compared to $47.2 million for the three months ended September 27, 1996, an increase of $54.5 million or 115%. This increase resulted primarily from the growth in total number of offices open and to a lesser extent from an increase in revenues from dispatch offices that have been open for more than one year.

  COST OF SERVICES
  Cost of services increased to $81.5 million for the three months ended September 26, 1997 as compared to $37.6 million for the three months ended September 27, 1996, an increase of $43.9 million or 117%. This increase is directly related to the corresponding increase in revenues during the period. Cost of services as a percentage of revenues increased to 80.1% for the three months ended September 26, 1997 from 79.6% for the three months ended September 27, 1996, which represents an increase of .5%. This increase in cost of services as a percentage of revenues is attributable to an adjustment to 1996 workers' compensation expense not recorded until the fourth quarter and the salaries and wages paid to Company personnel operating the new dispatch offices opened during the period, for which initial break even revenues have not yet been achieved. The Company expects significant continuing fluctuations in cost of services as the Company pursues further aggressive growth.

-------------------------------------------------------------------------------
                                     Page 9

-------------------------------------------------------------------------------

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling, general and administrative expenses increased to $13.1 million for the three months ended September 26, 1997, as compared to $7.2 million for the three months ended September 27, 1996, an increase of $5.9 million or 83%. As a percentage of revenues from services, selling, general and administrative expenses decreased to 12.9% from 15.2% for the same period in the prior year, representing a 2.3% decrease. This decrease was due primarily to the economies of scale generated on administrative services as revenues from services increased at an accelerated rate, offset by the increase in amortization of store pre-opening costs.

  INTEREST AND OTHER, NET
  Interest and other, net represented a positive contribution to income of $149,408 for the three months ended September 26, 1997, as compared to $129,241 for the three months ended September 27, 1996, an increase of $20,167 or 15%. This increase results primarily from interest earned on restricted cash and recovery of certain previously expensed insured losses, offset by interest earned in the quarter ended September 27, 1996 on the net proceeds of the Company's common stock offering. The Company expects to incur interest expense in the fourth quarter of 1997 and first quarter of 1998 as the cash demands of establishing new dispatch offices and installing the ATMs in all dispatch offices will require borrowing on the Company's revolving line of credit.

  TAXES ON INCOME
  The Company's taxes on income were $3,340,202 for the three months ended September 26, 1997, as compared to $960,200 for the three months ended September 27, 1996, an increase of $2,380,002 or 248%. Income taxes as a percentage of pretax income increased to 46.1% for the three months ended September 26, 1997 from 37.0% for the three months ended September 27, 1996, an increase of 9.1%. This increase was the result of the continued increase in the Company's effective tax rate related to expansion into those states and cities which impose an income tax and an increase in certain non-deductible expenses. The Company recorded a net deferred tax asset of approximately $3.5 million at September 26, 1997, resulting primarily from the reserve for workers' compensation claims and the reserve for bad debts. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on historical levels of pre-tax income and expected future taxable income.

  EXTRAORDINARY ITEM, NET OF INCOME TAXES
  During the three months ended September 27, 1996, a portion of the net proceeds from the Company's common stock offering were used to retire its senior subordinated debt. In conjunction with retiring the debt and issuing warrants attached to the debt, the Company expensed the remaining unamortized debt issuance costs and debt discount. The amounts written off are stated on the accompanying consolidated income statement net of the applicable income tax benefits of deducting the expense.

  NET INCOME
  The Company reported net income of $3,900,995 for the three months ended September 26, 1997, as compared to net income of $440,835, for the three months ended September 27, 1996, an increase of $3,460,160 or 785%. As a percentage of revenues from services, net income increased to 3.8% for the three months ended September 26, 1997, which compares to 0.9%, for the three months ended September 27, 1996, an increase of 2.9%. This increase in net income is primarily the result of the one-time charge to income taken in 1996 resulting from the retirement of the Company's senior subordinated debt, increased revenues and economies of scale realized on selling general and administrative expenses.


NINE MONTHS ENDED SEPTEMBER 26, 1997 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 27, 1996

  DISPATCH OFFICES
  The Company opened 114 dispatch offices during the nine months ended September 26, 1997 as compared to 76 dispatch offices opened during the same period of the prior year. The total number of dispatch offices grew from 182 at September 27, 1996 to 312 at September 26, 1997, an increase of 71.4%.

  REVENUES FROM SERVICES
  The Company's revenues from services increased to $231.0 million for the nine months ended September 26, 1997, as compared to $109.4 million for the nine months ended September 27, 1996, an increase of $121.6 million or 111%. This increase resulted primarily from the increase in total number of dispatch offices opened, and increases in sales in those dispatch offices that have been open for a full year.

-------------------------------------------------------------------------------
                                    Page 10

-------------------------------------------------------------------------------

  COST OF SERVICES
  Cost of services increased to $191.0 million for the nine months ended September 26, 1997 as compared to $89.0 million for the nine months ended September 27, 1996, an increase of $102.0 million or 115%. This increase is directly related to the corresponding increase in revenues. Cost of services as a percentage of revenues increased to 82.7% for nine months ended September 26, 1997 from 81.4% for the nine months ended September 27, 1996, an increase of 1.3%. This increase in cost of services as a percentage of revenues is attributable to an adjustment to 1996 workers' compensation expense not recorded until the fourth quarter and the salaries and wages paid to Company personnel operating the new dispatch offices opened during the period, for which initial break even revenues have not yet been achieved. The Company expects significant continuing fluctuations in cost of services as the Company pursues further aggressive growth.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling, general and administrative expenses increased to $32.2 million for the nine months ended September 26, 1997, as compared to $17.0 million for the nine months ended September 27, 1996, an increase of $15.2 million or 90%. As a percentage of revenues from services, selling, general and administrative expenses decreased to 13.9% from 15.5% for the same period in the prior year, representing a 1.6% decrease. This decrease was due to the economies of scale generated on administrative services as revenues from services increased at an accelerated rate, offset by the increase in amortization of store pre-opening costs.

  INTEREST AND OTHER, NET
  Interest and other, net was a positive contribution to income of $459,716 for the nine months ended September 26, 1997, as compared to an expense of $632,812 for the nine months ended September 27, 1996 an increase of $1,092,528 or 173%. This reversal of expense to income was the result of the Company's completion of a public offering and subsequent prepayment of substantially all outstanding debt during the second and third quarter of 1996, which permitted surplus funds to be invested in interest bearing short-term debt obligations. The Company expects to incur interest expense in the fourth quarter of 1997 and first quarter of 1998 as the cash demands of establishing new dispatch offices and installing the ATMs in all dispatch offices will require borrowing on the Company's revolving line of credit.

  TAXES ON INCOME
  The Company's taxes on income were $3.8 million for the nine months ended September 26, 1997, as compared to $1.0 million for the nine months ended September 27, 1996, an increase of $2.8 million or 271%. Income taxes as a percentage of pretax income increased to 45.8% for the nine months ended September 26, 1997 from 37.0% for the nine months ended September 27, 1996, an increase of 8.8%. This increase was the result of the continued increase in the Company's effective tax rate related to expansion into those states and cities which impose an income tax and an increase in certain non-deductible expenses. The Company recorded a net deferred tax asset of approximately $3.5 million at September 26, 1997, resulting primarily from workers' compensation deposits for unpaid claims and the reserve for bad debts. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on historical levels of pre-tax income and expected future taxable income.

  NET INCOME
  The Company recorded net income of $4,486,498 for the nine months ended September 26, 1997, as compared to net income of $541,655, for the nine months ended September 27, 1996, an increase of $3.9 million or 728%. As a percentage of revenues from services, net income increased to 1.9% for the nine months ended September 26, 1997, which compares to 0.5%, for the nine months ended September 27, 1996, an increase of 1.4%. This increase in net income is primarily the result of the one-time charge to income taken in 1996 resulting from the retirement of the Company's senior subordinated debt, increased revenues and economies of scale realized on selling general and administrative expenses.

  LIQUIDITY AND CAPITAL RESOURCES
  Net cash used in operating activities was $9.7 million for the nine months ended September 26, 1997 compared to $10.3 million during the nine months ended September 27, 1996. The change reflects the increase in working capital requirements of opening new dispatch offices, offset by the increase in net income. Net cash used in investing activities through September 26, 1997 was $7.0 million as compared to $4.8 million for the same period in 1996, an increase of $2.2 million. The increase in cash used in investing activities was primarily associated with capital expenditures incurred for new dispatch offices opened during the period as compared to the same period for 1996. Management anticipates that cash flow deficits from operating and investing activities will continue while the Company continues to increase the number of dispatch offices. This cash flow deficit will be funded by cash flows from increased revenues and borrowings on the Company's $30.0 million revolving line of credit. No borrowings are outstanding on the Company's line-of-credit and upon renewal of the agreement, borrowings of approximately $30 million are available. Net cash provided by financing activities was $119,442 for the nine months ended September 26, 1997 compared to $31.2 million for the nine months ended September 27, 1996, a decrease of $31.1 million.

-------------------------------------------------------------------------------
                                     Page 11

-------------------------------------------------------------------------------

  The decrease is due primarily to the proceeds received during 1996 from the Company's common stock offering offset by the Company's retirement of substantially all of its debt out of the proceeds of the offering.

  In December 1996, the Company used $1.7 million in cash to finance the original capitalization of Labor Ready Assurance Company, a wholly owned foreign subsidiary. In January 1997, the Company used an additional $750,000 in cash to further capitalize this subsidiary. These funds remain on deposit as restricted cash, and are expected to provide the Company a more cost efficient method of administering, paying and finally settling its workers' compensation claims and liabilities in the future.

  During the nine months ended September 26, 1997, the Company used $1.4 million to purchase and retire 152,837 shares of the Company's common stock.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On August 13, 1997, at the Company's Annual Meeting of Shareholders ("the Annual Meeting") the shareholders of the Company voted to: (1) elect 6 directors, and (2) to appoint BDO Seidman, LLP as the Company's independent accountants for the year ended December 31, 1997. The results of the proposals voted upon at the Annual Meeting are as follows:


                                               FOR        AGAINST       WITHHELD        ABSTAIN
                                            ----------   ---------      --------        -------
1.  a)   Election of
         Glenn A. Welstad                   10,797,852       -           44,390            -

    b)   Election of
         Robert J. Sullivan                 10,823,835       -           18,407            -

    c)   Election of
         Thomas E. McChesney                10,824,585       -           17,657            -

    d)   Election of
         Ralph E. Peterson                  10,800,960       -           41,282            -

    e)   Election of
         Ronald J. Junck                    10,824,085       -           18,157            -

    f)   Election of
         Richard W. Gasten                  10,810,409       -           31,833            -

2.  Ratification of BDO Seidman, LLP
    LLP as the Company's independent
    auditors and accountants                10,799,759      4,710           -           37,773



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
a.       Exhibits
         None

b.       Reports on Form 8-K
         The Company filed a report on Form 8-K on September 25, 1997 which reported a change in the Company's independent auditor to Arthur Andersen LLP.


-------------------------------------------------------------------------------
                                   Page 12

-------------------------------------------------------------------------------

SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT:  LABOR READY, INC.


By: /s/ Glenn A. Welstad                          November 13, 1997
    --------------------------------              -----------------
     Glenn A. Welstad                             Date
     Chairman of the Board, Chief
     Executive Officer and President


By: /s/ Joseph P. Sambataro Jr.                   November 13, 1997
    --------------------------------              -----------------
    Joseph P. Sambataro, Jr.                      Date
    Executive Vice President,
    Chief Financial Officer










-------------------------------------------------------------------------------
                                     Page 13