Form 10-K405
period 1997-12-31
LABOR READY INC
filed 1998-03-31
CIK 768899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 [FEE REQUIRED]

            For the year ended December 31, 1997.
                               -----------------

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from           to
                                           ---------     ----------

                       Commission File Number 0-23828
                              LABOR READY, INC.
                              -----------------
          (Exact name of registration as specified in its Charter)

              Washington                                   91-1287341
----------------------------------------     ---------------------------------------
(State of Incorporation of Organization)     (I.R.S. Employer Identification Number)

         1016 S. 28th Street, Tacoma, Washington            98409
------------------------------------------------------------------------------------
         (Address of Principal Executive Offices)          (Zip Code)


                              (253) 383-9101
                       -------------------------------
                       (Registrant's Telephone Number)


Securities Registered Under Section 12(b) of the Act:

Title of each class                            Name of each exchange on which registered
None                                           None
----------------------------------------------------------------------------------------
Securities Registered Under Section 12(g) of the Act:

Title of each class                            Name of each exchange on which registered
Common Stock, No Par Value                     The Nasdaq Stock Market
-----------------------------------------------------------------------------------------

Indicated by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                             ---

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the last ninety days. YES  x   NO    .
                                                                  ---     ---

The aggregate market value (based on the Nasdaq quoted closing price) of the common stock held by non-affiliates (15,250,459 shares) of the Registrant at March 18, 1998 was approximately $514,702,991. As of March 18, 1997, there were 18,461,072 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Form 10 filed on July 5, 1994 and the Current Reports on Form 8-K filed on September 25, 1997 and January 6, 1998 are incorporated by reference into Parts II and IV.

                               LABOR READY, INC.
                                    FORM 10-K
                                     PART I.

ITEM 1. BUSINESS

    Information in this Annual Report on Form 10-K includes forward-looking statements, which are often identified by the words "believes", "anticipates" and similar expressions. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in Item 7 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

INTRODUCTION

    Labor Ready, Inc. (the "Company"), incorporated in Washington in 1985, is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily businesses in the construction, freight handling, warehousing, landscaping and light manufacturing industries. These businesses require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work. The Company has rapidly grown from eight dispatch offices in 1991 to 316 dispatch offices at December 31, 1997. All of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions. The Company's revenues have grown from $6.0 million in 1991 to $335.4 million in 1997. This revenue growth has been generated both by opening new dispatch offices and by continuing to increase sales at existing dispatch offices. In 1997, the average cost to open a new dispatch office was approximately $33,000 and dispatch offices opened in 1997 typically generated revenues sufficient to cover their operating costs in two to six months. In 1997, the average revenue per dispatch office open for more than one full year was approximately $1.4 million ($1.3 million in 1996).

INDUSTRY OVERVIEW

    The temporary staffing industry has grown rapidly in recent years as companies have used temporary employees to control personnel costs and to meet fluctuating personnel needs. According to the Staffing Industry Report (May 1997), the United States' market for the industrial segment of the temporary staffing marketplace (which includes the short-term, light industrial market that the Company serves) grew at a compound annual growth rate of approximately 18% from approximately $5.0 billion in 1991 to approximately $13 billion in 1997. The Company believes the short-term light industrial segment of the temporary staffing industry is highly fragmented and presents opportunities for larger, well capitalized companies to effectively compete, mainly through the development of information systems which efficiently process a high volume of transactions and coordinate multi-location activities, and the management of workers' compensation costs.

    Historically, the demand for temporary workers has been driven primarily by the need to satisfy peak production requirements and to temporarily replace full-time employees absent due to illness, vacation or abrupt termination. More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs. The use of temporary workers typically shifts employment costs and risks, such as workers' compensation and unemployment insurance and the possible adverse effects of changing employment regulations, to temporary staffing companies, which can allocate those costs and risks over a larger pool of employees and customers. In addition, through the use of temporary employees, businesses avoid the inconvenience and expense of hiring and firing regular employees.

COMPANY STRATEGY

    The Company's goal is to maintain and enhance its status as a leading, national provider of temporary workers for manual labor jobs. Key elements of the Company's strategy to achieve this objective are as follows:

    - Aggressively Open New Dispatch Offices. The Company's strategy is to increase revenues by rapidly expanding its network of dispatch offices. The Company plans to open approximately 167 additional dispatch offices prior to the end of 1998, and an additional 200 dispatch offices in 1999.

    - Increase Revenues from Exsisting Dispatch Offices. As each dispatch office matures, the Company attempts to increase its revenues by expanding sales to existing customers and by aggressively expanding the number and mix of customers served. More experienced area directors and district managers assist the dispatch office general manager in this process. The Company is also developing and implementing coordinated sales and marketing strategies designed to complement these efforts, including the development of national accounts, and targeted direct mail campaigns.

    - Improve Operating Efficiencies and Reduce Operating Costs. Due to the short-term temporary labor market's extensive fragmentation, the Company believes its national presence provides it with key operating efficiencies, competitive advantages (including an ability to target national accounts and to effectively administer workers' compensation programs) and access to capital markets to provide needed working capital. The Company has standardized the operation, general design, staffing and equipment of its dispatch offices. In addition, the Company has designed and implemented a proprietary management information system that efficiently manages an extensive, Company-wide employee, payroll, sales and customer database and provides management with valuable real-time management reporting.

    - Provide Superior Service. The Company emphasizes customer responsiveness and maintains a commitment to providing a superior quality of service through policies such as opening offices no later than 5:30 a.m., providing workers on short notice (often the same day as requested) and offering a "satisfaction guaranteed" policy. The Company is committed to supplying motivated workers to its customers. Most workers find the Company's "Work Today, Paid Today" policy appealing and arrive at the dispatch office early in the morning motivated to put in a good day's work and receive a paycheck at the end of the day. With the introduction of an automated Cash Dispensing Machine ("CDM") at each dispatch office in 1998, workers' will find the Company's policy of "Work Today, Cash Today" even more appealing.

    - Aggressively Recruit Temporary Workers. Beginning in 1998, the Company will offer cash dispensing machines at all of its dispatch offices. With the CDMs in operation, workers will have a choice of a daily paycheck or cash payment through the CDM. The Company retains the change on each worker's daily pay plus $1 for the service. Management believes the CDM program will enhance the Company's ability to attract temporary workers. In 1997, the Company wrote approximately 3.8 million payroll checks for its temporary workers. Implementation of the CDMs is expected to significantly reduce the number of payroll checks processed by the Company.

    The Company intends to continue to focus on the short-term, light industrial manual labor niche of the temporary labor market. The Company believes other national and international temporary labor businesses have not aggressively pursued this market. Management believes that it can gain significant advantages by capturing market share, achieving economies of scale and other operating efficiencies not available to its smaller competitors and by rapidly expanding through opening new dispatch offices and increasing revenue at existing dispatch offices.

DISPATCH OFFICE EXPANSION

    The Company has rapidly grown from 17 dispatch offices in 1993 to 316 dispatch offices at December 31, 1997. The Company's expansion has been achieved primarily by opening Company-owned dispatch offices. The following table sets forth the number and location of dispatch offices by geographic region open at the end of each of the last five years. The information below does not include four Labor Ready franchised dispatch offices located in the Minneapolis/St. Paul, Minnesota metropolitan area and one franchised dispatch office located in Fargo, North Dakota.

                          Labor Ready Dispatch Offices
                               by Geographic Region

                                          AT DECEMBER 31,
                       -------------------------------------------------------
                       1993         1994         1995         1996      1997
                       -----        -----        -----        -----     -----
Central............      4           12           28           45        64
Midwest............     --            9           17           47        74
Northeast..........     --           --            1           10        27
Southeast..........     --            1           11           34        56
West...............     13           25           45           60        87
Canada.............     --            4            4            4         8
                       -----        -----        -----        -----     -----
    Total..........     17           51          106          200       316
                       -----        -----        -----        -----     -----
                       -----        -----        -----        -----     -----

    The Company currently anticipates opening 167 dispatch offices during 1998, and 200 dispatch offices in 1999. Dispatch office openings will be primarily in the Northeast, Southeast, Midwest and California. The Company analyzes acquisition opportunities, and from time to time, may pursue acquisitions in certain circumstances and may also accelerate expansion based on future developments.

    In 1994, the Company licensed one franchisee in Minnesota, who now operates five locations, four in Minneapolis/St. Paul and one in Fargo, North Dakota. The Company has not pursued, and does not intend to grant, any additional franchises. Revenues generated from franchised dispatch offices have not been significant during the periods presented herein.

    ECONOMICS OF DISPATCH OFFICES. The Company has standardized the process of opening dispatch offices. In 1997, the average aggregate cost of opening a new dispatch office was approximately $33,000. Approximately $18,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs, which are capitalized as dispatch office pre-opening costs and amortized using the straight-line method over two years. The remaining approximately $15,000 of the cost of opening a dispatch office includes computer systems and other equipment related costs and leasehold improvements. These costs are expected to increase in 1998 to approximately $50,000 per dispatch office as the Company adds a CDM to each dispatch office, purchases more sophisticated computer and other office systems, and leases larger dispatch offices. New dispatch offices are expected to generate revenue sufficient to cover their operating costs within two to six months. On average, the volume necessary for profitable operations is approximately $12,000 per week. In 1997, dispatch offices open for at least one full year generated average annual revenue of approximately $1.4 million ($1.3 million in 1996) or approximately $27,000 per dispatch office, per week ($25,000 per dispatch office, per week in 1996).

    CRITERIA FOR NEW DISPATCH OFFICES. Labor Ready identifies desirable areas for locating new dispatch offices with an economic model that analyzes the potential supply of temporary workers and customer demand based on a zip code resolution of employment figures, demographics and the relative distance to the nearest Labor Ready dispatch office. In addition, the Company locates dispatch offices in areas convenient for its temporary workers, which are on or near public transportation, and have parking available. After the Company establishes a dispatch office in a metropolitan area, the Company usually clusters additional locations within the same area. Multiple locations in a market reduce both opening costs and operating risk for new dispatch offices because direct mail and other advertising costs are spread among more dispatch offices and because the new dispatch office benefits from existing customer relationships and established Labor Ready brand recognition.

    DISPATCH OFFICE MANAGEMENT. The Company believes that the key factor determining the success of a new dispatch office is identifying and retaining an effective dispatch office general manager. Each general manager has primary responsibility for managing the operations of the dispatch office, including the recruiting and daily dispatch of temporary workers, sales and accounts receivable collection. The Company pays monthly bonuses to its general managers based on accounts receivable collections during the month.

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

OPERATIONS

    DISPATCH OFFICES. Dispatch offices are locations where workers (and prospective workers) report prior to being assigned to jobs, including those being called back to the same employer. Workers are required to report to the dispatch office in order to minimize "no-shows" to the customer's job site. If a worker fails to report to the dispatch office as scheduled, the Company identifies a replacement so that the customer has the number of workers expected at the job site, on time, and ready to work.

    During the early morning hours, the general manager and an assistant coordinate incoming customer work orders, assign the available workers to the job openings for the day, and arrange transportation to the job site. Prior to dispatch, a branch employee checks to make sure workers have the basic safety equipment required for the job, such as boots, back braces, hard hats, or safety goggles, all of which are provided at no charge to the worker and the customer. The customer provides additional safety and other equipment, if required. New assignments are filled from a daily sign-in sheet, considering customer requests for specific temporary workers on repeat work orders or new engagements.

    Workers who pass on a particular job are moved to the bottom of the list. Most work assignments have been scheduled in advance; a majority of which are repeat work orders from customers. However, a significant portion of job openings are requested on short notice, often the same day as the workers are needed at the job site.

    The workers are provided with a work order, which is endorsed by the customer to confirm work performance, and which must be presented at the dispatch office in order to receive payment for the hours worked. Workers are generally paid daily by check, and with the addition of a CDM at each dispatch office, workers will have the choice of being paid each day in cash. Computer systems at each dispatch office perform the calculations necessary to determine the wages, less taxes and applicable withholdings, and print security-controlled checks, which are distributed to each worker. Alternatively, the system will enable a disbursement from the CDM for the worker's net pay, less the change and $1 for the CDM service.

    Dispatch offices generally open early, usually by 5:30 a.m., with some open 24 hours (depending on volume), and generally remain open until the last temporary laborer is paid. Dispatch offices are generally staffed with at least two full-time employees, including the general manager and a customer service representative. General managers manage the daily dispatch of temporary workers, and are responsible for monitoring and collecting receivables, managing the credit application process for each customer, inspecting customer job sites for site safety, as necessary, and managing the sales and marketing efforts of the dispatch office.

    Employment applications are taken throughout the day for potential new temporary employees. Applications are used to facilitate workers' compensation safeguards and quality control systems by permitting the Company to test for alcohol or drugs in case of a work-related illness or injury, to obtain a signed "Condition of Employment" statement, and to comply with applicable immigration requirements.

    CUSTOMERS. The Company's customers are primarily businesses that require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work. The Company's customers are primarily businesses in the construction, freight handling, warehousing, landscaping and light manufacturing industries. Over the past several years, the Company has been diversifying its customer base to include more customers in the retail, wholesale, sanitation, printing, and hospitality industries.

    New dispatch offices initially target virtually all businesses in its market area with a direct mail campaign. Dispatch general managers, and the regional and national sales force are responsible for following up the direct mail campaign with telephone or personal calls. Frequently, a new dispatch office will have a high concentration of customers in the construction industry. As dispatch offices mature, the customer base broadens and the mix of work diversifies. Many customers have elements of seasonality in their workflow, especially customers in the construction and landscaping industries. The Company currently derives its business from a large number of customers, and is not dependent on any single large customer for more than 2% of its revenues. During 1997, the Company's ten largest customers accounted for sales of $20.9 million, or 6.2% of total revenues ($10.3 million, or 6.3% of total revenues in 1996). While a single dispatch office may derive a substantial percentage of its revenues from a single customer, the loss of that customer would not have a significant impact on the Company's revenues. During 1997, the Company provided temporary workers to in excess of 70,000 customers. Labor Ready filled more than 2.8 million work orders in 1997 (1.4 million in 1996).

    Many customers use Labor Ready to screen prospective employees for future permanent hires. Because Labor Ready does not charge a fee if a customer hires a Company worker, customers on occasion send prospective employees to the Company with a specific request for temporary assignment to their business. Customers thereby have the opportunity to observe the prospective employee in an actual working situation, minimizing the expense of employee turnover and personnel agency fees.

    BILLING AND COLLECTIONS. The Company has implemented an automated credit and collections system that allows each dispatch office to establish a credit limit for new customers by telephonically accessing a computer based credit system. Initial credit limits are based on a credit-scoring matrix developed by the Company. No workers are dispatched without using this system. Credit limits range from COD to $100,000. The credit department, using other credit reporting agencies, bank/trade references and balance sheet analysis, reviews and approves additional credit extensions beyond those recommended by this system. Once a customer has reached 75% of its credit limit, the customer screen on the Company's information system has a red warning to alert the dispatch office to more closely monitor the activity of the customer.

    SALES AND MARKETING. Each dispatch office is responsible for its own sales and marketing efforts in its local market area. The dispatch office general manager is primarily responsible for sales and customer service, with all branch employees being involved in sales and customer relations. The Company purchases a direct marketing database, and from a centralized direct mail department, conducts an intensive direct-mail campaign in the local market area of each dispatch office. For new dispatch offices, the direct-mail campaign targets virtually all businesses in its local market area. Follow-up mailings target business in the Company's traditional market niche. Follow-up telephone and personal calls on qualified leads are made by the dispatch office general manager and the Company's sales force. To support new branch openings, the direct-mail department processes an initial mailing of virtually all businesses in the each new dispatch office's market area.

    During 1997, the Company has placed more emphasis on recruiting and retaining professional sales personnel. The primary focus of these individuals is to increase sales for offices that are in the more mature phase of their marketing life cycles. The Company currently employs approximately 105 sales personnel at the dispatch offices and 6 sales professionals who focus exclusively on sales to customers whose operations are national in scope and who therefore need workers in multiple locations throughout the United States and Canada. Additionally, the Company employs one sales professional whose efforts are devoted to developing new customers in the marine industry.

    When entering new markets, the Company allows for an initial advertising budget to generate an awareness of the new dispatch office. When opening additional offices as warranted, based on area demographics, the Company can also expand and coordinate its marketing efforts to the benefit of other established offices in the local area. Marketing is accomplished primarily through direct-mail campaigns, yellow-page advertising, personal sales contacts, word of mouth, and billboard advertising.

    TEMPORARY WORKERS. Most workers find the Company's "Work Today, Paid Today" policy appealing and arrive at the dispatch office early in the morning motivated to put in a good day's work and receive a paycheck at the end of the day. Labor Ready's temporary workers are frequently persons who are unemployed or in between jobs. The majority of the workers are male and most are between the ages of 18 and 40 and live in low-income neighborhoods. Most temporary workers have phone numbers, and own cars.

    The Company's daily pool of temporary workers at each dispatch office generally numbers between 40 and 200, depending upon the time of year. Because of increasing diversification of the Company's customer base and a wider dispersion of dispatch offices in different geographic areas of the United States, the Company is less dependent on weather than in its early years. Good weather, nevertheless, brings incrementally more job orders and workers. Consequently, the Company is busiest in the late spring, summer and early fall.

    After reviewing work orders for that day's customer requests, the dispatch office general manager pre-screens the qualifications of the available temporary workers to assure that they can perform the work required. Additionally, the individual must be at least 18 years old, physically capable and in apparent good health. The main objective is to dispatch the most suitable workers for the positions available. Dispatch office employees over time come to know most workers at the dispatch office and their capabilities. The Company is an equal opportunity employer.

    Under the Company's "satisfaction guaranteed" policy, replacements for all unsatisfactory workers are promptly provided if the customer notifies the Company within the first two hours of work. Employees who receive two complaints from customers are generally reprimanded or terminated. The Company will immediately terminate any employee who agrees to take a work order and does not report at the customer's jobsite. Any use of obscene language, alcohol or drugs on the dispatch office premises or at the customers' jobsites are grounds for immediate dismissal. The Company lists workers who were terminated in a central database to prevent rehire by other dispatch offices.

    The Company withholds FICA and federal, state, and, where applicable, city and county income taxes from its temporary workers' wages for disbursement to governmental agencies. Additionally, the Company pays federal and state unemployment insurance premiums, and workers' compensation expenses for its temporary employees.

    RECRUITMENT OF TEMPORARY WORKERS. The Company attracts its pool of temporary workers through billboard advertisements, flyers, newspaper advertisements, dispatch office displays, and word of mouth. The Company believes its strategy of locating dispatch offices in lower income neighborhoods, with ready access to public transportation, is particularly important in attracting workers.

    The Company's "Work Today, Paid Today" policy is prominently displayed at most dispatch offices and, in the Company's experience, is a highly effective method of attracting temporary workers. With the addition of a CDM at each dispatch office, management believes that the Company's "Work Today, Cash Today" policy will be an added incentive for temporary workers. Workers also find other Company policies attractive, such as the emphasis on worker safety, including Company provided safety training and equipment, and modest cash advances for lunch or gas to workers short on cash. Temporary workers are also aware of the Company's no-fee policy toward customers who offer temporary workers a regular position. The possibility of landing a regular position serves as an added incentive to the Company's workers.

    Management believes that Labor Ready has earned a good reputation with its temporary laborers because the Company consistently has jobs available and treats its workers with respect. The Company believes this also helps attract a motivated and responsive workforce. As a result, the Company believes referrals by current or former temporary workers who have had good experience with the Company account for a significant percentage of its recruiting successes.

    The Company experiences from time to time, during peak periods, shortages of available temporary workers. Dispatch offices with a shortage of workers attempt to fill work orders by asking temporary workers to inform friends, relatives and neighbors of job openings and by identifying prospective workers from the Company's employee data base. On occasion, work orders requiring large numbers of temporary workers will be filled through coordination with other local dispatch offices.

    MANAGEMENT, EMPLOYEES AND TRAINING. At December 31, 1997, the Company employed a total of 76 administrative and executive staff in the corporate office, and 1,162 people as supervisors, general managers, customer service representatives, district managers, area directors and support staff. General managers report to district managers who in turn report to area directors. The Company's recruiting focus is on hiring additional management and supervisory personnel with experience in managing multi-location operations.

    After extensive interviews and tests, prospective general managers and customer service representatives undergo four weeks of training at an existing, high-volume dispatch office which has been certified as a Labor Ready Training Center. Currently, the Company has 20 such Training Centers across the United States. The Company has developed a curriculum, training manuals, and instruction modules for the four-week training program, which include rigorous sessions on topics such as marketing and direct mail, credit and collections, payroll and personnel policies, workers' compensation management and safety. By operating the Training Center as part of an ongoing dispatch office, the managers and customer service representatives receive training under both actual and simulated dispatch office conditions.

    MANAGEMENT INFORMATION SYSTEMS. The Company has developed its own proprietary system to process all required credit, billing, collection, payroll and related payroll tax returns, together with other management information and reporting necessary for the management of hundreds of thousands of workers and staff in multiple locations. The Company plans to complete the installation of the next generation, client server version of this software in all dispatch offices in 1998. The upgrade of hardware at all dispatch offices, to dedicated servers running Microsoft's Windows NT Server Version 3.51 and multiple stations running Microsoft's Windows '95, was completed in 1996 in preparation of the new client server software. During 1997, the Company added a third workstation to most dispatch offices and provided laptop computers to all its area and district managers. Additionally, during 1997, the Company successfully implemented a new client server based financial reporting and management information system which includes general ledger and accounts payable modules, and budget/actual comparison reporting by dispatch office. Further add-on systems and programs are planned and in process to enhance property and equipment accounting, enable real-time management reporting and transition to electronic data interchange with the Company's largest vendors.

    During 1997, the Company increased its MIS department to eleven full-time professionals who continually upgrade the systems and add features and enhance operations and reliability. The operations and financial reporting systems will continue to require additional hardware and software to accommodate the Company's operating and information needs while the Company conducts its rapid expansion program.

    The system maintains all of the Company's key databases from the tracking of work orders to payroll processing to maintaining worker records. The system regularly exchanges all point of sale information between the corporate headquarters and the dispatch offices, including customer credit information and outstanding receivable balances. Dispatch offices can run a variety of reports on demand, such as receivables aging, margin reports, and customer activity reports. Area directors and district managers can also call into the system and monitor their territories from their laptops. The Company believes its proprietary software system provides Labor Ready with significant competitive advantages over competitors that utilize less sophisticated systems.

    The Company's information system also provides the Company with its key internal controls. All work order tickets are entered into the system at the dispatch office level. No payroll check can be issued at a dispatch office without a corresponding work ticket on the computer system. When a payroll check is issued the customer's weekly bill and the dispatch office receivables are automatically updated. Printed checks have watermarks and computer-generated signatures that are extremely difficult to duplicate. The Company has developed a proprietary system, which beginning in 1998 will allow the payroll software to generate either a payroll check, or at the workers' option, a cash withdrawal from the dispatch office's CDM. The Company has filed a patent application for this system of controlling the CDMs for the disbursement of payroll funds. All cash receipts are received in lockbox accounts and are matched to customers' receivable records using an automated data capture system, implemented in 1997.

    WORKERS' COMPENSATION PROGRAM. The Company provides workers' compensation insurance to its temporary workers and regular employees. In Washington, Ohio and West Virginia, (the monopolistic states), the Company is required to make payments into state administered programs, at rates established by each state based upon the job classification of the insured workers and the previous claims experience of the Company. The Washington program provides for a retroactive adjustment of workers' compensation payments based upon actual claims experience. Upon adjustment, overpayments to the program are returned to the Company and underpayments, if any are assessed. At December 31, 1996 and 1997, the Company recorded workers' compensation credit receivables of $835,566 and $1,081,813 and workers' compensation liabilities of $587,411 and $606,354 related to the monopolistic states.

    For workers' compensation claims originating in the remaining states (the non-monopolistic states), the Company self-insures the deductible amount per claim to a maximum aggregate stop loss limit and has engaged a third party administrator to manage the claims and an off-shore captive insurance company for the payment of claims and related expenses. The deductible amount was $250,000 per claim to an aggregate maximum of approximately $5.0 million, $6.5 million and $19.0 million in 1995, 1996 and 1997. In January 1998, the Company renewed its insurance program, the terms of which included a reduction of the 1995 and 1996 aggregate maximums to $4.5 million and $5.2 million, respectively.

    During 1997, the Company deposited $13.9 million with the offshore company for the payment of workers' compensation claims and related expenses originating in the non-monopolistic states and $7.4 million was paid on these claims. As discussed further in Note 3 to the consolidated financial statements, the Company replaced these deposits with letters of credit as collateral to the offshore company for the payment of future non-monopolistic claims and related expenses.

    The Company establishes provisions for future claim liabilities based upon actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claim reserve are charged or credited to expense in the periods in which they occur. At December 31, 1996 and 1997, the Company had recorded a reserve for claims and claim related expenses arising in non-monopolistic states of $4,449,986 and $12,686,860. The reserve for workers' compensation claims was computed using a discount rate of 7.5% and 6.0% at December 31, 1996 and 1997.

    Workers' compensation expense totaling $5,907,771, $9,981,411 and $19,245,733 was recorded as a component of cost of services for the years ended December 31, 1995, 1996 and 1997, respectively.

    The Company has formed a wholly-owned, offshore captive, Labor Ready Assurance Company for the management and payment of workers' compensation claims and claim related expenses. During 1996, the Company deposited $1,714,744 for the statutory capitalization of Labor Ready Assurance and during 1997, increased that capitalization by $750,000. As discussed further in Note 3 to the consolidated financial statements, during 1997 the Company replaced these deposits with letters of credit as collateral for the statutory capitalization of Labor Ready Assurance. At December 31, 1997, $135,929 remains on deposit with Labor Ready Assurance and is recorded as restricted cash in the accompanying consolidated balance sheets.

    The Company has established a risk management department at its corporate headquarters to manage its insurers, third party administrators, and the medical service providers. To reduce wage-loss compensation claims, the Company has established a "light duty" transitional return to work program. Workers in the program are employed within the Company in the local dispatch office or on customer assignments that require minimal physical exertion. The Company's information system generates weekly workers' compensation loss minimization reports for both corporate and dispatch office use. The Company has an on-line connection with its third party administrator that allows the Company to maintain visibility of all claims, manage their progress and generate required management information.

    GOVERNMENT REGULATIONS.

    SAFETY PROGRAMS. As an employer, the Company is subject to applicable state and/or federal statutes and administrative regulations pertaining to jobsite safety. Where states do not have a safety program certified by the federal Occupational Safety & Health Administration ("OSHA"), the Company is subject to the standards prescribed by the federal Occupational Safety & Health Act and rules promulgated by OSHA. However, the Company's temporary workers are generally considered the customer's employees while on the customer's jobsite for the purpose of applicable safety standards compliance.

    In 1997, the Company's accident rate was approximately one incident per 7,764 man hours worked, an improvement over the Company's accident rate of approximately one incident per 7,400 per man hours worked in 1996. The Company continues to emphasize safety awareness, which helps control workers' compensation costs, through training of its management employees and office staff, safety sessions with temporary workers, issuing safety equipment, monitoring job sites, and communicating with customers to assure that job orders can be safely accomplished. Temporary workers are trained in safety procedures primarily by showing safety tapes at the beginning of each day. Bulletin boards with safety-related posters are prominently displayed. Additionally, "Tailgate" safety training sessions are conducted at the manager's and regional safety director's discretion.

    The Company maintains its own inventory of safety equipment at each dispatch office. Standard equipment includes hard hats, metal-toed boots, gloves, back braces, earplugs, and safety goggles. Equipment is checked out to workers as appropriate. All construction jobs require steel-toed boots and a hard hat. The dispatch office general manager ensures that workers take basic safety equipment to job sites.

    Dispatch office personnel are trained to discuss job safety parameters with customers on incoming work order requests. Managers conduct jobsite visits for new customer job orders and periodic "spot checks" of existing customers to review safety conditions at job sites. Workers are encouraged to report unsafe working conditions to the Company.

    WAGE AND HOUR REGULATION. Labor Ready is required to comply with applicable state and federal wage and hour laws. These laws require that the Company pay its employees minimum wage and overtime at applicable rates when the employee works more than forty hours in a workweek. In some states, overtime pay may be required after eight or ten hours of work in a single day.

COMPETITION

    The short-term, light industrial manual labor sector of the temporary services industry is highly fragmented and highly competitive, with limited barriers to entry. A large percentage of temporary staffing companies serving this sector of the industry are local operations with fewer than five offices. Within local or regional markets, these firms actively compete with the Company for business. The primary basis of competition among local firms is service and the ability to provide the requested amount of workers on time, and to a lesser extent, price. While entry into the market has limited barriers, lack of working capital frequently limits growth of smaller competitors.

    Although there are several very large full-service and specialized temporary labor companies competing in national, regional and local markets, to date, those companies have not aggressively expanded in the Company's targeted market segment. However, many of these competitors have substantially greater financial and marketing resources than those of the Company. One or more of these competitors may decide at any time to enter or expand their existing activities in the short-term, light industrial market and provide new and increased competition to Labor Ready. The Company believes that, among the larger competitors, the primary competitive factors in obtaining and retaining customers are the cost of temporary labor, the quality of the temporary workers provided, the responsiveness of the temporary labor company, and the number and location of offices. The availability to the Company's customers of multiple temporary service providers can create significant pricing pressure as competitors compete for the available customers, and this pricing pressure could adversely impact profit margins.

TRADEMARKS

    The Company's business is not presently dependent on any patents, licenses, franchises, or concessions. "Labor Ready," and the service mark "Work Today, Paid Today" are registered with the U.S. Patent and Trademark Office. The Company has filed with the U.S. Patent and Trademark Office, for registration of the service mark "Work Today, Cash Today" and has commenced a patent application for the system of controlling a network of CDMs for the disbursement of payroll.

ITEM 2. PROPERTIES

    The company leases virtually all of its dispatch offices. Dispatch office leases generally permit the Company to terminate the lease on 30 days notice and upon payment of three months rent. Certain leases have a minimum one-year term and require additional payments for taxes, insurance, maintenance and renewal options.

    In February 1995, the Company purchased a labor dispatch building that also serves as a warehouse facility for supplies and storage in Tacoma, Washington. The Company also owns a 24,000 square foot facility in Tacoma, Washington that is currently listed as available for lease or sale. In August 1996, the Company purchased a 44,000 square foot office building and adjoining 10,000 square foot print shop in Tacoma, Washington to accommodate the Company's continuing expansion. The building currently serves as Labor Ready's headquarters and administrative offices. Additionally, the Company owns a dispatch office in Kansas City, Missouri. During 1997, the Company sold a building formerly used as a dispatch office in Kent, Washington for proceeds of $120,000. Management believes all of the Company's facilities are currently suitable for their intended use. At present growth rates, management believes that its headquarters facility will be adequate through the year 2000.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the normal course of its business. These actions could include employee-related issues and disputes with customers. The Company carries insurance for actions or omissions of its temporary employees. Since the temporary workers are under the supervision of the customer or its employees, the Company believes the terms of its contracts with its customers, which provide that the customers are responsible for all actions or omissions of the temporary workers, limit the Company's liability. Nevertheless, any future claims are subject to the uncertainties related to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted. See "Risk Factors -Liability for Acts of Temporary Workers."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's common stock commenced trading on the Nasdaq National Market on June 12, 1996. Prior to that date, the Company's common stock was traded over-the-counter. The high and low bids for the last two years were as follows:

QUARTER ENDED                                            HIGH*      LOW*
-----------------------------------------------------  ---------  ---------
March 31, 1996.......................................       9.77       6.00
June 30, 1996........................................      12.45      12.00
September 30, 1996...................................      16.67      11.00
December 31, 1996....................................      11.83       7.17
March 31, 1997.......................................       9.25       5.04
June 30, 1997........................................       6.83       4.71
September 30, 1997...................................      15.50       7.08
December 31, 1997....................................      25.38      14.75

------------------------

* Dollar amounts are adjusted to reflect the three-for-two stock splits which were effective on July 7, 1996 and October 24, 1997.

    The Company had 631 shareholders of record as of December 31, 1997. The quotation information has been derived from the Nasdaq Stock Market and does not include retail markups or markdowns or commissions. No cash dividends have been declared on the Company's common stock to date and the Company does not intend to pay a cash dividend on common stock in the foreseeable future. Future earnings will be used to finance the growth and development of the Company.

ITEM 6. SELECTED FINANCIAL INFORMATION.

    The following selected consolidated financial information of the Company has been derived from the Company's audited Consolidated Financial Statements. The Consolidated Balance Sheet as of December 31, 1997, and the Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended were audited by Arthur Andersen LLP, whose report thereon appears elsewhere herein. The Consolidated Balance Sheet as of December 31, 1996, and the Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the years ended December 31, 1995 and 1996 were audited by BDO Seidman, LLP, whose report thereon appears elsewhere herein. The Statement of Operations Data for the years ended December 31, 1993 and 1994, and the balance Sheet Data at December 31, 1993, 1994 and 1995 are derived from the Company's audited financial statements which do not appear herein. The data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

               SUMMARY CONSOLIDATED FINANCIAL AND OPERATING DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                            1993       1994       1995        1996        1997
                                                          ---------  ---------  ---------  ----------  ----------
Statement of Operations Data:
Revenues from services..................................  $  15,659  $  38,951  $  94,362  $  163,450  $  335,409
Gross profit............................................      4,917     12,095     29,479      47,919      98,742
Income before taxes and extraordinary item..............        253      1,188      3,214       3,507      12,522
Extraordinary item, net of income tax...................         48       --         --        (1,197)       --
Net income..............................................        269        852      2,062         724       6,963
Earnings per common share
  Basic.................................................  $    0.03  $    0.08  $    0.16  $     0.04  $     0.38
  Diluted...............................................  $    0.03  $    0.08  $    0.15  $     0.04  $     0.37
Weighted average shares outstanding (1)
  Basic.................................................      8,255      9,818     12,433      15,865      18,446
  Diluted...............................................      8,255      9,818     13,039      16,288      18,778

                                                                              AT DECEMBER 31,
                                                          -------------------------------------------------------
                                                            1993       1994       1995        1996        1997
                                                          ---------  ---------  ---------  ----------  ----------
                                                                              (IN THOUSANDS)
Balance Sheet Data:
Current assets..........................................  $   2,313  $   7,572  $  20,730  $   48,534  $   65,617
Total assets............................................      3,153      8,912     26,182      64,125      80,367
Current liabilities.....................................      1,706      5,631      7,956      10,961      15,788
Long-term liabilities...................................        777        319      9,695       1,572       6,538
Total liabilities.......................................      2,483      5,950     17,650      12,533      22,326
Shareholders' equity....................................        670      2,962      8,532      51,592      58,041
Cash dividends declared (2).............................         50         43         43          43          43
Working capital.........................................        607      1,941     12,774      37,573      49,829

Operating Data: (unaudited)
Revenues from dispatch offices open for full year.......  $  12,960  $  27,311  $  65,798  $  133,156  $  280,538
Revenues from dispatch offices opened during year.......  $   2,699  $  11,640  $  28,564  $   30,294  $   54,871
Dispatch offices open at period end.....................         17         51        106         200         316

------------------------

(1) The weighted average shares outstanding have been adjusted to reflect the three for two stock splits which were each effective on November 22, 1995, July 7, 1996 and October 24, 1997.

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

OVERVIEW

    Labor Ready is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily in construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial businesses. The Company has rapidly grown from 17 dispatch offices in 1993 to 316 dispatch offices at December 31, 1997. All of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions. The Company's revenues grew from approximately $15.6 million in 1993 to $335.4 million in 1997. This revenue growth has been generated both by opening new dispatch offices and by continuing to increase sales at existing dispatch offices. In 1997, the average annual revenue per dispatch office open for more than a full year was approximately $1.4 million (approximately $1.3 million in 1996).

    The Company expects to open 167 new dispatch offices in 1998 and 200 dispatch offices in 1999. In 1997, the Company incurred costs of approximately $3.8 million to open 116 new dispatch offices, an average of approximately $33,000 per dispatch office. Approximately $18,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs, which are capitalized as dispatch office pre-opening costs and amortized using the straight-line method over two years. The remaining approximately $15,000 of the cost of opening a dispatch office includes computer systems and other equipment related costs and leasehold improvements. The Company expects the average cost of opening a dispatch office in 1998 to increase to approximately $50,000 due primarily to the addition of a CDM to each dispatch office. Further, once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. The Company pays its temporary workers on a daily basis, and bills its customers on a weekly basis. The average collection cycle for 1997 was approximately 40 days. Consequently, the Company historically has experienced significant negative cash flow from operations and investment activities during periods of high growth. The Company may continue to experience periods of negative cash flow from operations and investment activities while it rapidly opens dispatch offices and may require additional sources of working capital in order to continue to grow. See "Liquidity and Capital Resources" and "Outlook: Issues and Uncertainties -- Working Capital Requirements."

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

    Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the mix of work diversifies. From time to time during peak periods, the Company experiences shortages of available temporary workers. See "Outlook: Issues and Uncertainties--Dependence on Availability of Temporary Workers."

    Cost of services includes the wages and related payroll taxes of temporary workers, workers' compensation expense, unemployment compensation insurance, and transportation. Cost of services as a percentage of revenues has historically been affected by numerous factors, including the use of lower introductory rates to attract new customers at new dispatch offices.

    Temporary workers assigned to customers remain labor ready employees. Labor Ready is responsible for employee-related expenses of its temporary workers, including workers' compensation, unemployment compensation insurance, and Medicare and Social Security taxes. The Company does not provide health, dental, disability or life insurance to its temporary workers. Generally, the Company bills its customers for the hours worked by the temporary workers assigned to the customer. Because the Company pays its temporary workers only for the hours actually worked, wages for the Company's temporary workers are a variable cost that increases or decreases directly in proportion to revenue. The Company has one franchisee which operates five dispatch offices. The Company does not intend to grant additional franchises. Royalty revenues from the franchised dispatch offices are included in interest income and other in the consolidated financial statements and were not material during any period presented herein.

    The typical customer order is for two temporary workers and the typical payroll check paid by the Company is less than $50. The Company is not dependent on any individual customer for more than 2% of its annual revenues. During 1997, the Company provided temporary workers to in excess of 70,000 customers and filled more than 2.8 million work orders.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated.

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1995       1996       1997
                                                                     ---------  ---------  ---------
Revenues from services.............................................      100.0%     100.0%     100.0%
Cost of services...................................................       68.8       70.7       70.6
Selling, general and administrative expenses.......................       26.4       26.3       25.1
Depreciation and amortization......................................         .6        1.1        1.2
Interest (income) expense and other, net...........................         .9        (.2)       (.6)
Income before taxes on income and extraordinary item...............        3.4        2.1        3.7
Net income.........................................................        2.2         .4        2.1

 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

    DISPATCH OFFICES. The number of offices grew to 316 at December 31, 1997 from 200 locations at December 31, 1996, a net increase of 116 dispatch offices, or 58.0%. The Company estimates that its aggregate costs of opening 116 new dispatch offices in 1997 was $3.8 million, an average of approximately $33,000 per dispatch office, compared to aggregate costs of approximately $5.6 million, an average of approximately $60,000 per dispatch office, to open 94 new stores in 1996. The decrease in per-store costs in 1997 was primarily the result of a shorter manager training period and the use of regional training centers. Approximately $18,000 of 1997 pre-opening costs includes salaries, recruiting, testing, training, lease and other related costs, which are capitalized and amortized using the straight-line method over two years. The remaining approximately $15,000 of pre-opening costs includes computer systems and other equipment related costs and leasehold improvements. The number of dispatch offices grew to 200 at December 31, 1996 from 106 locations at December 31, 1995, a net increase of 94 dispatch offices, or 88.7%. The Company estimates that its aggregate costs of opening 94 new dispatch offices in 1996 was approximately $5.6 million (an average of approximately $60,000 per dispatch office) compared to aggregate costs of approximately $2.0 million (an average of approximately $35,000 per dispatch office) to open 57 new stores in 1995. The increases in 1996 were primarily the result of a longer manager training period, the establishment of Labor Ready University and the added opening costs related to the use of more sophisticated computer and other office systems.

    REVENUES FROM SERVICES. Revenues from services increased to $335.4 million in 1997 as compared to $163.5 million in 1996, an increase of $171.9 million or 105.2%. The increase in revenues is primarily due to continued increases in revenues from mature dispatch offices as the Company consolidates its position in the marketplace and builds brand awareness. Additionally, the Company opened 116 new dispatch offices in 1997 and increased its average revenues per new dispatch office from approximately $322,000 in 1996 to approximately $473,000 in 1997. In 1997, the Company opened 97 of its 116 new dispatch offices in the first half of the year, compared to 45 dispatch offices opened in the first half and 49 opened in the second half of 1996. Opening dispatch offices in the first half of the year enables each new dispatch office to realize higher revenues during the Company's busiest time of the year. Additionally, the minimum wage rate was increased from $4.75 per hour to $5.15 per hour in October 1997.

    Revenues from services increased to $163.5 million for 1996 from $94.4 million for 1995, an increase of $69.1 million, or 73.2%. This increase in revenues from services resulted primarily from increases in revenues from dispatch offices open for the full period, as indicated below, and to a lesser extent from revenues from dispatch offices open for less than a year. This difference from prior years was the result of the timing of dispatch office openings in 1996 as 45 dispatch offices were opened in the first half of 1996. The Company opened 94 offices in 1996 as compared to 55 new dispatch offices opened in 1995. Additionally, the minimum wage rate was increased from $4.25 per hour to $4.75 per hour in October 1996.

                                                                                    1995       1996        1997
                                                                                  ---------  ---------  ----------
                                                                                          (IN THOUSANDS)
Increase in revenues from dispatch offices open for full year...................  $  26,847  $  38,794  $  117,088
Revenues from new dispatch offices opened during year...........................  $  28,564  $  30,294  $   54,871
                                                                                  ---------  ---------  ----------
Total increase over prior year..................................................  $  55,411  $  69,088  $  171,959
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

    COST OF SERVICES. Cost of services increased to $236.7 million in 1997 from $115.5 million in 1996, an increase of $121.2 million or 104.9%. The increase in cost of services was due largely to the 105.2% increase in revenue from 1996 to 1997. Cost of services was 70.6% of revenue in 1997 compared to 70.7% of revenue in 1996. Cost of services as a percentage of revenues remained approximately constant as compared to 1996 levels as the Company is generally no longer required to use introductory lower rates to attract new customers in new dispatch offices. Additionally, cost increases including minimum wage increases, workers' compensation and unemployment insurance rate increases are passed through to customers as higher billing rates.

    Cost of services increased to $115.5 million in 1996 from $64.9 million in 1995, an increase of $50.6 million, or 78.1%. Cost of services as a percentage of revenues increased to 70.7% in 1996 as compared to 68.8% in 1995, an increase of 1.9%. This increase in costs as a percentage of revenues reflected the use of lower introductory rates to attract new customers at new dispatch offices.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $84.1 million in 1997 as compared to $42.9 million in 1996, an increase of $41.2 million or 95.7%. The increase was largely due to a 105.2% increase in revenue from 1996 to 1997. Selling, general and administrative expenses were 25.1% of revenues in 1997 as compared to 26.3% of revenues in 1996. The decrease in selling, general and administrative expenses as a percentage of revenue is due mainly to economies of scale on fixed and semi-fixed administrative costs. The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time upgrades its administrative capabilities to accommodate anticipated revenue growth.

    Selling, general, and administrative expenses increased to $42.9 million in 1996 from $24.9 million in 1995, an increase of $18.0 million, or 72.7%. The increase was largely due to a 73.2% increase in revenue from 1995 to 1996. As a percentage of revenues, selling, general, and administrative expenses decreased to 26.3% in 1996 from 26.4% in 1995. The relatively small decrease was primarily the result of economies of scale on fixed and semi-fixed administrative costs offset by new management, operational and sales personnel hired to effectively manage the Company's anticipated growth over the next several years.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $4.0 million in 1997 and $1.8 million in 1996, an increase of $2.2 or 123.2%. The increase in depreciation and amortization expense is the result of amortization of dispatch office pre-opening costs as the Company continued its rapid expansion by adding 116 stores in 1997. Additionally, the Company added approximately $4.0 million in property and equipment during the year including information systems and equipment for the new stores and enhanced management information systems hardware and software.

    In April 1997, the Accounting Standards Executive Committee (the "AcSEC") issued an exposure draft of a Proposed Statement of Position, "Reporting on the Costs of Start-up Activities". The proposed statement would establish new rules for the financial reporting of start-up costs, and if adopted, would require the Company to expense dispatch office pre-opening costs as incurred and write off any capitalized pre-opening costs in the first quarter of the year adopted. The AcSEC expects to issue a final statement in 1998, which will likely be effective for the Company's 1999 year. As of December 31, 1997 the Company had recorded pre-opening costs of $2.6 million, net of accumulated amortization.

    Depreciation and amortization expenses were $1,796,618 in 1996 and $522,436 in 1995, an increase of $1,274,182 or 243.9%. The increase in depreciation and amortization expense is the result of amortization of dispatch pre-opening costs as the Company began its rapid expansion by adding 94 stores in 1996, and the addition of approximately $5.7 million in property and equipment during the year including equipment for the new stores and the Company's headquarters building in Tacoma, Washington.

    INTEREST AND OTHER, NET. Interest income and other, net was $1,871,066 in 1997 compared to $339,769 in 1996, an increase of $1,531,297 or 450.7%.
Approximately $1.2 million of the increase was due to investment income earned during 1997 on the Company's workers' compensation deposits. Because the Company has replaced its workers' compensation deposits with letters of credit, investment income is likely to decrease significantly in future years.

    Interest income and other, net, was a positive contribution to income of $339,769 in 1996, compared to an expense of $866,113 in 1995, an increase of $1,205,882 or 354.9%. This reversal resulted from the Company's completion of the public offering in June 1996, the subsequent prepayment of substantially all debt, including the subordinated debentures, the investment of surplus funds in short-term corporate debt obligations, and investment income on the Company's workers' compensation deposits. As a percentage of revenues, interest income and other expenses, net, increased from an expense of 0.9% in 1995 to a positive contribution to income of 0.2% in 1996.

    TAXES ON INCOME. Taxes on income increased to $5,558,890 in 1997 from $881,828 in 1996, an increase of $4,677,062 or 530.3%. The increase in taxes was largely due to the increase in pretax income to $12.5 million in 1997 from $3.5 million in 1996. The Company's effective tax rate was 44.4% in 1997 as compared to 54.9% in 1996. The decrease in the effective income tax rate was due primarily to the decrease in prior period amounts as a percentage of total tax provision. The principal difference between the effective income tax rate and the statutory rate are adjustments to taxes resulting from prior years. Prior year amounts primarily represent corrections of state tax rates and results of revenue agent reviews of the 1995 and 1996 federal income tax returns.

    Taxes on income increased to $1,585,028 in 1996 (before adjustment for the tax effect of the 1996 extraordinary item) from $1,151,713 in 1995, an increase of approximately $433,315, or 37.6%. This increase was the direct result of the corresponding increase in the Company's pretax income in 1996, the expense incurred related to a change in the prior year's estimated deferred tax asset and the higher overall effective tax rates as the Company expanded into more states and cities which impose a local income tax.

    The Company had a net deferred tax asset of approximately $4.4 million at December 31, 1997, resulting primarily from workers' compensation deposits, credits and reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

    NET INCOME. Net income in 1997 increased to $6,963,021 from 1996 net income of $724,283, an increase of $6,238,738 or 861.4%. The increase was largely due to a 105.2% increase in revenues in 1997 to $335.4 million from 1996 revenues of $163.5 million. Contributing to the increase in net income was a decrease in selling, general and administrative costs as a percentage of revenues to 25.1% of revenues in 1997 from 26.3% of revenues in 1996, and recognition of $1.2 million of investment interest on the Company's workers' compensation deposits. Additionally, in 1996, the Company incurred an extraordinary charge of $1,197,400 related to the retirement of its subordinated debt.

    Net income for 1996 decreased to $724,283 from $2,061,807 in 1995, a decrease of $1,337,524 or 64.9%. The decrease was primarily the result of an increase in cost of services as a percentage of revenue to 70.7% of revenue in 1996 from 68.7% of revenue in 1995, an increase in depreciation and amortization as a percentage of revenue to 1.1% of revenue in 1996 from .6% of revenue in 1995 and the recognition of an extraordinary loss on retirement of the Company's subordinated debt in 1996. Retirement of the debt required that the deferred financing costs and the debt discount, which were previously being amortized over the original life of the debt, be immediately charged to expense.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash (used in) provided by operating activities was ($3.7) million, ($7.1) million and $11.3 million, in 1995, 1996 and 1997, respectively. The increase in cash flows from operations in 1997 as compared to 1996 is largely due to net income for the year, increases in non-cash expenses including depreciation and amortization and the provision for doubtful accounts, offset by an increase in the Company's net deferred tax asset during the year. Additionally, the reserve for workers' compensation claims grew by $8.5 million, due mainly to the increase in revenues over 1996, and workers' compensation deposits and credits declined by $7.2 million when the Company replaced its cash deposits with letters of credits (see Note 2 to the consolidated financial statements). Finally, income taxes payable, net of income taxes receivable, increased by $2.1 million as a result of the Company's increased profitability over 1996. These increases were offset by the increase in accounts receivable of $21.3 million over 1996. The increase in accounts receivable is a result of the Company's growth and because of seasonal fluctuations, accounts receivable balances are historically higher in the fourth quarter. Net cash used in operating activities in 1996 increased as compared to 1995, principally due to the significant growth in the Company's revenues and accounts receivable, an increase in workers' compensation deposits, and an increase in income taxes receivable.

    The Company used net cash in investing activities of $2.5 million in 1995, $11.0 million in 1996 and $4.9 million in 1997. The decrease in cash used in investing activities in 1997 as compared to 1996 is due primarily to the purchase and improvement of the corporate office building in 1996 and the replacement of $1.6 million of restricted cash held by the Company's captive insurance subsidiary with a letter of credit in 1997 (see Note 2 to the consolidated financial statements). Additionally, the Company's expenditures for new dispatch office pre-opening costs declined to $2.6 million in 1997 compared to $3.6 million in 1996. Net cash used in investing activities increased in 1996 as compared to 1995 due mainly to the acquisition and improvement of the Company's corporate office building, an increase in restricted cash held by the captive insurance subsidiary and expenditures for new dispatch office pre-opening costs.

    Net cash provided by (used in) financing activities was $11.0 million, $30.4 million and ($1.9) million in 1995, 1996 and 1997 respectively. The decrease in cash provided by financing activities in 1997 as compared to 1996 is due mainly to the Company's sale of common stock for net proceeds of $33.6 million in 1996. Additionally, in 1997, checks issued against future deposits decreased by $1.1 million and the Company used cash of $1.4 million to repurchase 229,256 shares of its common stock on the open market. Net cash provided by financing activities increased in 1996 compared to 1995 principally due to the Company's common stock offering completed in 1996 for net proceeds of $33.6 million. This increase was offset in part by the repayment of a note payable and the subordinated debt.

    During 1997, the Company entered into a line-of-credit agreement with U.S. Bank with interest at the bank's prime rate (8.5% at December 31, 1997). The agreement allows the company to borrow up to the lesser of $30 million or 80% of eligible accounts receivable, as defined by the bank. The line-of-credit is secured primarily by the Company's accounts receivable and expires in June 1999. The line-of-credit agreement requires that the Company maintain minimum net worth and working capital amounts. The Company was in compliance with the requirements at December 31, 1997.

    As discussed further in Note 2 to the consolidated financial statements, the Company replaced the cash deposits required by its workers' compensation program with irrevocable letters of credit totaling $15.9 million. The letters of credit bear fees of .75% and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at December 31, 1997, no borrowings were outstanding on the line-of-credit, $15.9 million was committed by the letters of credit and $14.1 million was available for borrowing.

    Historically, the Company has financed its operations through cash generated by external financing including term loans, lines-of-credit and the common stock offering. The principal use of cash is to finance the growth in receivables and the cost of opening new dispatch offices. The Company may experience cash flow deficits from operations and investing activities while the Company expands its operations, including the acceleration of opening new dispatch offices. Management expects cash flow deficits to be financed by profitable operations, the use of the Company's line of credit, and may consider other equity or debt financings as necessary. The Company analyzes acquisition opportunities from time to time and may pursue acquisitions in certain circumstances. Any acquisitions the Company enters into may require additional equity or debt financing.

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

    QUALIFIED MANAGERS. The Company relies heavily on the performance and productivity of its dispatch office general managers, who manage the operation of the dispatch offices, including recruitment and daily dispatch of temporary workers, marketing and providing quality customer service. The Company opened 116 dispatch offices in 1997 and plans to open 167 new offices in 1998 and 200 in 1999. The Company must therefore recruit a sufficient number of managers to staff each new office and to replace managers lost through turnover, attrition or termination. The Company's future growth and performance depends on its ability to hire, train and retain qualified managers from a limited pool of qualified candidates who frequently have no prior experience in the temporary employment industry.

    COMPETITION. The short-term, light industrial niche of the temporary services industry is highly fragmented and highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local operations, compete with the Company in the staffing industry. Competition in some markets is intense, particularly for provision of light industrial personnel, and price pressure from both competitors and customers is increasing.

    WORKING CAPITAL REQUIREMENTS. The Company has historically experienced significant negative cash flow from operations and investment activities resulting from the rapid growth in dispatch offices. In 1997, the Company incurred costs of approximately $3.8 million to open 116 new dispatch offices, an average of approximately $33,000 per dispatch office. The Company expects the cost of opening a dispatch office in 1998 to increase to approximately $50,000, due primarily to the addition of a CDM in each office. Once open, the Company invests significant additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs. In addition, the Company pays its temporary personnel on a daily basis and bills its customers on a weekly basis. The Company expects to require additional sources of capital in order to continue to grow especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.

    INDUSTRY RISKS. Temporary staffing companies employ people in the workplace of their customers. Attendant risks include potential litigation based on claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity, and other claims. While the Company tries to limit its liability by contract, it may be held responsible for the actions at a jobsite of workers not under the Company's direct control. Temporary staffing companies are also affected by fluctuations and interruptions in the business of their customers.

    ECONOMIC FLUCTUATIONS. The general level of economic activity, interest rates and unemployment in the U.S. and specifically within the construction, landscaping and light industrial trades may significantly affect demand for the Company's services.

    SEASONALITY. Many of the Company's customers are in the construction and landscaping industries, which are significantly affected by seasonal factors such as the weather. The Company generally experiences increased demand in the spring, summer and early fall, while inclement weather is generally coupled with lower demand for the Company's services.

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

    As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. Management believes that the year 2000 does not pose a significant operational problem for the Company's computer systems. The Company has completed its assessment of its significant systems and believes them to be year 2000 compliant. Management has not completed its assessment of the systems of third parties with which it deals. While it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues, management does not believe the potential problems associated with year 2000 will have a material effect on its financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required hereunder are included in the Annual Report as set forth in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company filed a report on Form 8-K on September 25, 1997 that reported a change in the Company's independent auditor to Arthur Andersen LLP, replacing BDO Seidman, LLP which is hereby incorporated by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

TENURE OF DIRECTORS AND OFFICERS

    The names, ages and positions of the directors, executive officers and certain key employees of the Company as of March 1, 1998 are listed below along with their business experience during the past five years. No family relationships exist among any of the directors or executive officers of the Company, except that Todd A. Welstad is the son of Glenn A. Welstad.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Glenn A. Welstad.....................................          54   Chairman of the Board, Chief Executive Officer and
                                                                    President
Ralph E. Peterson....................................          63   Director and Executive Vice President -- Corporate
                                                                    and Business Development
Ronald L. Junck......................................          49   Director, General Counsel and Secretary
Richard W. Gasten....................................          60   Director and Vice President and Secretary of Labour
                                                                    Ready Temporary Services, Ltd.
Thomas E. McChesney..................................          51   Director
Robert J. Sullivan...................................          67   Director
Joseph P. Sambataro, Jr..............................          47   Executive Vice President, Chief Financial Officer,
                                                                    Treasurer and Assistant Secretary
Dennis Diamond.......................................          37   Executive Vice President of Operations
Robert H. Sovern.....................................          49   Assistant Treasurer
Robert F. Groen......................................          47   Director of Risk Management
Todd A. Welstad......................................          28   Chief Information Officer
Joseph L. Havlin.....................................          43   Corporate Controller

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

    Ralph E. Peterson has served the Company as Executive Vice President -Corporate and Business Development since August 1997 and has served as a Director of the Company since January 1996. From January 1996 through September 1996, Mr. Peterson served as Chief Financial Officer, Treasurer and Assistant Secretary. From September 1996 until August 1997, Mr. Peterson was Executive Vice President and Chief Operating Officer. Prior to joining Labor Ready, from December 1991 through August 1995, Mr. Peterson was Executive Vice President and Chief Financial Officer of Rax Restaurants, Inc. From March 1974 to February 1979 and from April 1983 through his retirement in December 1991, Mr. Peterson was Executive Vice President and Chief Financial Officer and a Director of Hardee's Food Systems, Inc., a restaurant company operating and franchising over 4,000 locations throughout the United States and abroad.

    Ronald L. Junck has served as a Director and Secretary of the Company since November 1995. He is an attorney in Phoenix, Arizona where he has specialized in business law and commercial transactions since 1974. Additionally, Mr. Junck serves as general counsel to the Company.

    Richard W. Gasten has served as a Director of the Company since August 1996. Mr. Gasten has also served as a Director of Labour Ready Temporary Services, Ltd., the Company's Canadian subsidiary and as a consultant to the Company since September 1995. In June 1997, Mr. Gasten was appointed to the position of Vice President and Secretary of Labour Ready. With this appointment, the consulting agreement with Mr. Gasten terminated. Mr. Gasten has over 25 years experience as a member of executive management with Western Capital Trust Company, Vancouver, B.C., Unity Bank of Canada and The Bank of Nova Scotia.

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

    Joseph P. Sambataro, Jr. has served as Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary of the Company since August 1997. Prior to joining the Company, he served as the Managing Partner of the Seattle office of BDO Seidman, LLP an accounting and consulting firm from 1990 to 1997. In 1985 Mr. Sambataro was co-founder, and served as Director and Officer of Ecova Corporation, an on-site toxic waste remediation company until 1989. From 1972 until 1985 Mr. Sambataro was a Partner with KPMG Peat Marwick in the New York, Miami and Seattle offices.

    Dennis Diamond has served as executive Vice President of Operations since March 10, 1998. Since joining the Company in 1993, Mr. Diamond has served in a variety of positions of increasing responsibility, most recently, as Vice President of Operations for the Western Division (since October 1997). Mr. Diamond started with Labor Ready in 1993 as a dispatch office general manager and has served as a District Manager and Area Director in various locations with the Company. Mr. Diamond received his Masters of Business Administration from Kansas State University in 1991 and his Bachelor's Degree in Political Science from Clemson University in 1982.

    Robert H. Sovern has served as Assistant Treasurer of the Company since June 1996. Mr. Sovern joined the Company in March 1996 as Director of Accounts Receivable, Credit and Collection. Prior to joining the Company he was an entrepreneur operating Hallmark gift shops. Mr. Sovern was President and Chief Executive Officer of Heritage Savings and Loan Association, Olympia, Washington from December 1984 to July 1989 and served as an executive with Great Northwest Federal Savings, Bremerton and Poulsbo, Washington from July 1977 to December 1984. Mr. Sovern also served as a banking officer for three years with Federal Home Loan Bank and University Federal Savings.

    Robert F. Groen has served the Company as Director of Risk Management since March 1998. From March 1989 to August 1997, Mr. Groen was employed by Humana, Inc. as Director of Corporate Insurance and Risk Management. Mr. Groen also served as Chief Operating Officer of Illinois Providence Trust and Illinois Compensation Trust from October 1980 to March 1989.

    Todd A. Welstad has served as Chief Information Officer of the Company since August 1997. Mr. Welstad joined the Company in January 1994 as the manager of the Tacoma dispatch office and in August 1994 was promoted to Systems Analyst in the MIS Department. From October 1994 until August 1997, Mr. Welstad served as Director of the MIS Department. From February 1989 to December 1994, Mr. Welstad was employed as a Technical Supervisor at Micro-Rel, a division of Medtronics.

    Joseph L. Havlin has served as Corporate Controller of the Company since September 1997. Prior to joining the Company he served as Chief Financial Officer for West 175 Enterprises, Inc. from July 1996 to September 1997 and as Audit Partner in the Seattle office of BDO Seidman, LLP from October 1993 to July 1996. Mr. Havlin served as Chief Financial Officer of the United States operations of a large Chinese trading company from 1989 to 1991 and from 1984 to 1989 he served as audit manager in the Seattle office of Arthur Young & Co. Mr. Havlin obtained a degree in accounting from Western Washington University in 1984 and is a member of the American Institute of Certified Public Accountants.

Item 11. Executive Compensation

    The following table sets forth the compensation earned by the Chief Executive Officer and the next four most highly compensated executive officers of the Company. None of the other executive officers of the Company received compensation in excess of $100,000 in 1997.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                                       LONG -TERM
                                                                                                  COMPENSATION AWARDS
                                                                                                  --------------------
                                                                           ANNUAL COMPENSATION        SECURITIES
                                                                          ----------------------  UNDERLYING OPTIONS/
NAME AND POSITION                                                           YEAR     SALARY ($)         SARS(#)
------------------------------------------------------------------------  ---------  -----------  --------------------
Glenn A. Welstad                                                            1997       452,958              --
Chairman of the Board, Chief                                                1996       401,486              --
Executive Officer and President                                             1995       375,000              --

Ralph E. Peterson                                                           1997       265,026           337,500
Executive Vice President--Corporate                                         1996       154,772              --
  And Business Development                                                  1995          --                --

Dennis D. Diamond                                                           1997       172,917            60,225
Executive Vice President of Operations                                      1996       170,233              --
                                                                            1995        88,481              --

Ralph A. Peterson                                                           1997       172,739            62,250
Executive Vice President of Operations                                      1996        94,402              --
  Eastern Division                                                          1995          --                --

Todd A. Welstad                                                             1997        102,211            78,950
Chief Information Officer                                                   1996         78,105             --
                                                                            1995         52,456             --

------------------------

(1) None of the named executives received compensation reportable under the Restricted Stock Awards or Long-Term Incentive Plan Payouts columns.

Option Grants During 1997 Fiscal Year

    The following table provides information related to options granted to the named executive officers during 1997.


                                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                                                                                 POTENTIAL REALIZABLE
                                                     INDIVIDUAL GRANTS                             VALUE AT ASSUMED
                                  ---------------------------------------------------------         ANNUAL RATES OF
                                     NUMBER OF       % OF TOTAL                                      STOCK PRICE
                                    SECURITIES      OPTIONS/ SARS    EXERCISE                      APPRECIATION FOR
                                    UNDERLYING       GRANTED TO      OR BASE                       OPTION TERM (1)
                                   OPTIONS/ SARS    EMPLOYEES IN      PRICE      EXPIRATION   --------------------------
NAME                                GRANTED (2)      FISCAL YEAR    ($/ SH)(3)      DATE           5%           10%
----                              --------------   --------------   ----------   ----------   -----------   ------------
Dennis D. Diamond                          750           --               6.58      3/11/02    $    1,363    $    3,013
Executive Vice President of             15,000               2%           6.00      5/13/02    $   24,900    $   54,900
Operations                              37,500               4%          13.33      9/16/02    $  137,888    $  796,388

Ralph A. Peterson                          750           --               6.58      3/11/02    $    1,363    $    3,013
Executive Vice President of             15,000               2%           6.00      5/13/02    $   24,900    $   54,900
Operations--Eastern Division            37,500               4%          13.33      9/16/02    $  137,888       796,388

Todd A. Welstad                            225           --               6.58      3/11/02    $      409    $      904
Chief Information Officer               15,000               2%           6.00      5/13/02    $   24,900    $   54,900
                                        50,000               6%          19.56     12/19/02    $  270,350    $  597,350


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

(2) Options to acquire shares of Common Stock. The options expiring on 5/13/02 vest 25% on date of grant and 25% annually over the next three years. All other options vest 25% per year over four years.

(3) The option exercise price may be paid in shares of Common Stock owned by the executive officer, in cash, or in any other form of valid consideration or a combination of any of the foregoing, as determined by the Compensation Committee in its discretion.

Option Exercises During 1997 and Year End Option Values

    The following table provides information related to options exercised by the named executive officers during 1997 and the number and value of options held at year-end. The Company does not have any outstanding stock appreciation rights ("SARs").

                 (AGGREGATE)OPTION/SAR EXERCISES IN 1997 AND
                          YEAR END OPTION/SAR VALUE

                                                                          NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                         UNDERLYING UNEXERCISED          IN-THE-MONEY
                                                                            OPTIONS/SARS AT             OPTIONS/SARS AT
                                              SHARES                     DECEMBER 31, 1997 (#)     DECEMBER 31, 1997 ($) (1)
                                           ACQUIRED ON       VALUE     --------------------------  ---------------------------
NAME                                       EXERCISE (#)  REALIZED ($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
---------------------------------------  --------------  ------------  -----------  -------------  ------------  -------------
Ralph E. Peterson Executive Vice
  President Corporate and Business
  Development..........................         --            --          135,000        202,500   $  1,558,215   $ 2,337,323

Dennis D. Diamond Executive Vice
  President of Operations..............         --            --            8,081         52,144   $    118,205   $   420,105

Ralph A. Peterson Executive Vice
  President of Operations-- Eastern
  Division.............................         --            --            6,000         56,250   $     65,001   $   426,391

Todd A. Welstad Chief Information
  Officer..............................         --            --           13,144         65,806   $    211,048   $   222,503

------------------------
(1) The closing price for the Company's common stock as reported by Nasdaq on December 31, 1997, was $19.25.

Compensation Committee:

    The Company's executive compensation is determined by a compensation committee comprised of two outside members of the Board of Directors. Messrs. Sullivan and McChesney (who serves as the Committee's Chairman) are members of the Compensation Committee. Compensation is determined by the Directors using comparative statistics from other temporary labor service businesses.

Employment Agreements:

    On October 31, 1995, the Company entered into an employment agreement with Glenn Welstad, the Company's Chairman and Chief Executive Officer, which provides for annual compensation of $31,250 per month at inception of the agreement, subject to annual increases on the anniversary date of the agreement of 10% of the prior period's base salary. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Welstad's performance, and the overall performance of the Company. The term of Mr. Welstad's employment agreement runs from October 31, 1995 through December 31, 1998.

    In March 1997, the Company entered into an employment agreement with Ralph E. Peterson, the Company's Executive Vice President -- Corporate and Business Development, which provides for annual compensation of $20,000 per month at inception of the agreement, subject to annual increases on the anniversary date of the agreement at the discretion of the Board of Directors. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Peterson's performance, and the overall performance of the Company. The agreement provides Mr. Peterson with options to purchase 225,000 of the Company's common stock at its fair market value at date of grant of $8.92. 45,000 of the options vest on the date of grant and the balance in equal annual amounts to 2000. The agreement expires in 2000 unless extended by mutual agreement between Mr. Peterson and the Board of Directors or is terminated pursuant to its terms.

    In August 1997, the Company entered into an employment agreement with Joseph P. Sambataro, Jr., the Company's Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, which provides for annual compensation of $13,500 per month, subject to annual increases on the anniversary date of the agreement at the discretion of the Board of Directors. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Sambataro's performance, and the overall performance of the Company. The agreement provides Mr. Sambataro with options to purchase 180,000 of the Company's common stock at its fair market value at date of grant of $8.33. 45,000 of the options vest on the date of grant and 22,500 options vest semi-annually to 2000. The agreement expires in 2001 unless extended by mutual agreement between Mr. Sambataro and the Board of Directors or is terminated pursuant to its terms.


Item 12. Principal Shareholders

    The following table sets forth certain information regarding the beneficial ownership of each class of equity securities of the Company as of December 31, 1997 for (i) each person known to the Company to own beneficially 5% or more of any such class as of December 31, 1997, (ii) each director of the Company, (iii) each executive officer of the Company required to be identified as a Named Executive Officer pursuant to Item 402 of Regulation S-K and (iv) all officers and directors of the Company as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power. See "Management" for a description of each individual's position with the Company, if any.

                                                                                            AMOUNT AND
                                                                                             NATURE OF
                                                                                            BENEFICIAL
                                                                                             OWNERSHIP
               NAME & ADDRESS                                                               (NUMBER OF     PERCENT
            OF BENEFICIAL OWNER                              TITLE OF CLASS                 SHARES)(1)    OF CLASS
--------------------------------------------  --------------------------------------------  -----------  -----------
Glenn A. Welstad (2)........................  Common Stock                                   2,633,808         14.0%
 ............................................  Preferred Stock                                1,962,732         68.1%
Ralph E. Peterson (3).......................  Common Stock                                     135,000            *
Ronald L. Junck (4).........................  Common Stock                                     107,206            *
Richard W. Gasten (4).......................  Common Stock                                       2,850            *
Thomas E. McChesney (5).....................  Common Stock                                      60,950            *
Robert J. Sullivan (6)......................  Common Stock                                      30,950            *
All Officers and Directors as...............  Common Stock                                   3,210,613         17.3%
Group (10 Individuals)......................  Preferred Stock                                1,962,732         68.1%

------------------------

*   Less then 1%

(1) Beneficial ownership is calculated in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended and includes shares of Common Stock issuable upon exercise of options, warrants, and other securities convertible into or exchangeable for Common Stock currently exercisable or exercisable within 60 days of December 31, 1997.

(2) The business address of Mr. Welstad is 1016 S. 28th Street, Tacoma, WA., 98409.

(3) Includes currently exercisable options to purchase 45,000 shares of Common Stock at $5.29 per share and 90,000 shares of Common Stock at $8.92 per share.

(4) Includes currently exercisable options to purchase 1,350 shares of Common Stock at $6.05 per share and 1,500 shares of Common Stock at $8.67 per share.

(5) Includes currently exercisable options to purchase 1,350 shares of Common Stock at $3.32 per share, 12,500 shares of Common Stock at $19.56 per share and 1,500 shares of Common Stock at $6.00 per share.

(6) Includes currently exercisable options to purchase 12,500 shares of Common Stock at $19.56 per share and 1,500 shares of Common Stock at $8.67 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Junck is a member of the board of directors, and is also a shareholder in a law firm that received approximately $176,000, $337,000 and $587,000 in payment for legal services performed for the Company in 1995, 1996 and 1997, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The Financial Statements are found on pages F-1 through F-20 of this Form 10-K. The Financial Statement Table of Contents is on Page F-1. The Exhibit Index is found on Page 27 of this Form 10-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LABOR READY, INC.


                                       /S/ GLENN A. WELSTAD           3/30/98
                                       --------------------------------------
                                       Signature                      Date
                                       BY: Glenn A. Welstad, Chairman of The
                                           Board, Chief Executive Officer and
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Glenn A. Welstad          3/30/98
-------------------------------------
Signature                     Date

Glenn A. Welstad, Chairman of the
Board, Chief Executive Officer and
President


/s/ Ralph E. Peterson         3/30/98
-------------------------------------
Signature                     Date

Ralph E. Peterson, Executive Vice
President--Corporate and Business
Development and Director


/s/ Joseph P. Sambataro, Jr.  3/30/98
-------------------------------------
Signature                     Date

Joseph P. Sambataro, Jr., Executive
Vice President, Chief Financial
Officer, Treasurer and Assistant
Secretary


/s/ Ronald L. Junck           3/30/98
-------------------------------------
Signature                     Date

Ronald L. Junck, Secretary, General
Counsel and Director


/s/ Robert J. Sullivan        3/30/98
-------------------------------------
Signature                     Date

Robert J. Sullivan, Director


/s/ Richard W. Gasten         3/30/98
-------------------------------------
Signature                     Date

Richard W. Gasten, Vice President and
Secretary, Labour Ready Temporary
Services, Ltd. and Director


/s/ Thomas E. McChesney       3/30/98
-------------------------------------
Signature                     Date

Thomas E. McChesney, Director

                                 EXHIBIT INDEX

                                  FORM 10-K
                              LABOR READY, INC.

EXHIBIT NUMBER                                             DESCRIPTION
-----------------  --------------------------------------------------------------------------------------------
          3        Articles of Incorporation                                                                            (1)
          3.1      Articles of Amendment to Articles of Incorporation                                                   (1)
          3.2      Bylaws                                                                                               (1)
          4        Instruments Defining Rights of Security Holders                                                      (1)
          4.1      Rights Agreement Dated January 6, 1998                                                               (2)
         10        Material Contracts
         10.1      Warrant Purchase Agreements                                                                          (1)
         10.2      Executive Employment Agreement between Labor Ready, Inc. And Glenn A. Welstad                        (1)
         10.3      Employment Agreement between Labor Ready, Inc. and Joseph P. Sambataro, Jr. dated August 1,
                   1997
         10.4      Business Loan Agreement between Labor Ready, Inc. and U.S. Bank of Washington, N.A., dated
                   November 10, 1997
         10.5      Form of Lease for Labor Ready, Inc. dispatch office                                                  (1)
         10.6      1996 Employee Stock Option and Incentive Plan                                                        (1)
         10.7      1996 Employee Stock Purchase Plan                                                                    (1)
         10.8      Employment Agreement between Labor Ready, Inc. and Ralph E. Peterson dated March 19, 1997
         16        Letter re change in certifying accountant                                                            (3)
         23        Consents of Independent Certified Public Accountants
         23.1      Consent of Arthur Andersen LLP -- Independent Public Accountants
         23.2      Consent of BDO Seidman, LLP -- Independent Certified Public Accountants
         27        Financial Data Schedules
         27.1      December 31, 1997 and for the year then ended
         27.2      December 31, 1995 and 1996, for each of the two years in the period ended December 31, 1996
         27.3      March 31, June 30 and September 26, 1997 and for each of the three, six and nine month periods then ended

------------------------

(1) Incorporated by reference to the Company's Form 10 Registration Statement, SEC File No. 0-2382.

(2) Incorporated by reference to the Company's Current Report on Form 8-K Filed on January 16, 1998.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 26, 1997.

    COPIES OF EXHIBITS MAY BE OBTAINED UPON REQUEST DIRECTED TO MR. JOSEPH P. SAMBATARO, JR., LABOR READY, INC., 1016 S. 28TH STREET, TACOMA, WASHINGTON, 98409.

                               LABOR READY, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
Reports of Independent Certified Public Accountants........................................................        F-2
Consolidated Balance Sheets December 31, 1996 and 1997.....................................................        F-4
Consolidated Statements of Income Years Ended December 31, 1995, 1996 and 1997.............................        F-6
Consolidated Statements of Shareholders' Equity Years Ended December 31, 1995, 1996 and 1997...............        F-7
Consolidated Statements of Cash Flows Years Ended December 31, 1995, 1996 and 1997.........................        F-8
Notes to Consolidated Financial Statements.................................................................       F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
Labor Ready, Inc.

We have audited the accompanying consolidated balance sheet of Labor Ready, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Labor Ready, Inc. as of December 31, 1996, were audited by other auditors whose report dated February 24, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Labor Ready, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                  /s/ Arthur Andersen LLP
Seattle, Washington
February 24, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
Labor Ready, Inc.

We have audited the accompanying consolidated balance sheet of Labor Ready, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Labor Ready, Inc. and subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                    /s/ BDO Seidman, LLP
Spokane, Washington
February 24, 1997

                                 LABOR READY, INC.

                           CONSOLIDATED BALANCE SHEETS

                            December 31, 1996 and 1997

                                     ASSETS

                                                                                         1996           1997
                                                                                     -------------  -------------
CURRENT ASSETS:
Cash and cash equivalents..........................................................  $  17,597,821  $  22,116,633
Accounts receivable, less allowance for doubtful accounts of $1,236,776 and
  $2,851,226.......................................................................     21,010,653     36,614,156
Workers' compensation deposits and credits.........................................      5,285,552      1,081,813
Prepaid expenses and other.........................................................      1,983,961      2,659,789
Income taxes receivable............................................................      1,194,633             --
Deferred income taxes..............................................................      1,461,731      3,144,202
                                                                                     -------------  -------------
Total current assets...............................................................     48,534,351     65,616,593
                                                                                     -------------  -------------
PROPERTY AND EQUIPMENT:
Buildings and land.................................................................      3,733,202      4,448,135
Computers and software.............................................................      5,036,410      8,219,832
Furniture and equipment............................................................        486,524        497,516
                                                                                     -------------  -------------
                                                                                         9,256,136     13,165,483
Less accumulated depreciation......................................................      1,431,562      2,839,004
                                                                                     -------------  -------------
Property and equipment, net........................................................      7,824,574     10,326,479
                                                                                     -------------  -------------
OTHER ASSETS:
Intangible assets and other, less accumulated amortization of $979,572 and
  $3,568,849.......................................................................      3,071,933      3,076,638
Workers' compensation deposits and credits, less current portion...................      2,979,018             --
Deferred income taxes..............................................................             --      1,211,747
Restricted cash in captive insurance subsidiary....................................      1,714,744        135,929
                                                                                     -------------  -------------
Total other assets.................................................................      7,765,695      4,424,314
                                                                                     -------------  -------------
Total assets.......................................................................  $  64,124,620  $  80,367,386
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    See accompanying notes to consolidated financial statements.

                          LABOR READY, INC.

                      CONSOLIDATED BALANCE SHEETS

                      December 31, 1996 and 1997

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                         1996           1997
                                                                                     -------------  -------------
CURRENT LIABILITIES:
Checks issued against future deposits..............................................  $   1,139,555  $          --
Accounts payable...................................................................      2,230,721      3,711,141
Accrued wages and benefits.........................................................      3,046,084      4,080,366
Workers' compensation claims reserve, current portion..............................      4,532,625      7,108,723
Income taxes payable...............................................................             --        874,948
Current maturities of long-term debt...............................................         11,905         12,979
                                                                                     -------------  -------------
Total current liabilities..........................................................     10,960,890     15,788,157
                                                                                     -------------  -------------
LONG-TERM LIABILITIES:
Long-term debt, less current maturities............................................         90,352         76,337
Workers' compensation claims reserve, less current portion.........................        544,061      6,461,780
Deferred income taxes..............................................................        937,401             --
                                                                                     -------------  -------------
Total long-term liabilities........................................................      1,571,814      6,538,117
                                                                                     -------------  -------------
Total liabilities..................................................................     12,532,704     22,326,274
                                                                                     -------------  -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.296 par value 5,000,000 shares authorized; 2,882,530 shares
  issued and outstanding...........................................................        854,082        854,082
Common stock, no par value 25,000,000 shares authorized; 18,560,364 and 18,441,530
  shares issued and outstanding....................................................     49,516,834     49,693,433
Cumulative foreign currency translation adjustment.................................        (50,126)        86,221
Retained earnings..................................................................      1,271,126      7,407,376
                                                                                     -------------  -------------
Total shareholders' equity.........................................................     51,591,916     58,041,112
                                                                                     -------------  -------------
Total liabilities and shareholders' equity.........................................  $  64,124,620  $  80,367,386
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    See accompanying notes to consolidated financial statements.

                                LABOR READY, INC.

                            CONSOLIDATED STATEMENTS OF INCOME

                       Years Ended December 31, 1995, 1996 and 1997


                                                                       1995            1996            1997
                                                                   -------------  --------------  --------------
Revenues from services...........................................  $  94,361,629  $  163,449,620  $  335,408,832
Cost of services.................................................     64,881,955     115,531,110     236,666,368
                                                                   -------------  --------------  --------------
Gross profit.....................................................     29,479,674      47,918,510      98,742,464
Selling, general and administrative expense......................     24,877,605      42,954,950      84,080,568
Depreciation and amortization....................................        522,436       1,796,618       4,011,051
                                                                   -------------  --------------  --------------
Income from operations...........................................      4,079,633       3,166,942      10,650,845
Interest (income) expense and other, net.........................        866,113        (339,769)     (1,871,066)
                                                                   -------------  --------------  --------------
Income before taxes on income and extraordinary item.............      3,213,520       3,506,711      12,521,911
Taxes on income..................................................      1,151,713       1,585,028       5,558,890
                                                                   -------------  --------------  --------------
Income before extraordinary item.................................      2,061,807       1,921,683       6,963,021
Extraordinary item, net of income tax benefit of $703,200........             --      (1,197,400)             --
                                                                   -------------  --------------  --------------
Net income.......................................................  $   2,061,807  $      724,283  $    6,963,021
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
Basic income per common share:

Income before extraordinary item.................................  $        0.16  $         0.12  $         0.38
Extraordinary item, net..........................................             --           (0.08)             --
                                                                   -------------  --------------  --------------
Net income.......................................................  $        0.16  $         0.04  $         0.38

Diluted income per common share:
Income before extraordinary item.................................  $        0.15  $         0.12  $         0.37
Extraordinary item, net..........................................             --           (0.08)             --
                                                                   -------------  --------------  --------------
Net income.......................................................  $        0.15  $         0.04  $         0.37
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
Weighted average shares outstanding
Basic............................................................     12,432,540      15,865,221      18,446,113
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
Diluted..........................................................     13,038,540      16,288,613      18,778,202
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------

    See accompanying notes to consolidated financial statements.

                            LABOR READY, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               Year Ended December 31, 1995, 1996 and 1997

                                                                                               CUMULATIVE
                                                                                                 RETAINED       FOREIGN
                                                 COMMON STOCK             PREFERRED STOCK        EARNINGS      CURRENCY
                                          ---------------------------  ----------------------  (ACCUMULATED   TRANSLATION
                                             SHARES        AMOUNT        SHARES      AMOUNT      DEFICIT)     ADJUSTMENT
                                          ------------  -------------  ----------  ----------  -------------  -----------
BALANCE, January 1, 1995................    11,187,435  $   3,540,187   2,882,530  $  854,082  $  (1,429,556)  $  (2,853)
Net income for the year.................       --            --            --          --          2,061,807
Common stock issued on conversionof
  debt..................................       336,154        382,364      --          --           --            --
Common stock issued for 401(k) Plan.....         2,693          7,679      --          --           --            --
Common stock issued from private
  placement.............................        31,500         69,998      --          --           --            --
Common stock issued on the exercise of
  warrants..............................     1,602,990      1,781,100      --          --           --            --
Common stock issued on the exercise of
  options...............................        67,500         45,000      --          --           --            --
Detachable stock warrants issued........       --           1,290,094      --          --           --            --
Preferred stock dividend................       --            --            --          --            (42,704)     --
Foreign currency translation............       --            --            --          --           --           (25,854)
                                          ------------  -------------  ----------  ----------  -------------  -----------
BALANCE, January 1, 1996................    13,228,272      7,116,422   2,882,530     854,082        589,547     (28,707)
Net income for the year.................       --            --            --          --            724,283      --
Common stock issued for 401(k) Plan.....         7,707         48,250      --          --           --            --
Common stock issued from public stock
  offering..............................     3,363,750     33,586,259      --          --           --            --
Common stock issued on debt
  extinguishment and warrants
  exercised.............................     1,535,328      7,961,074      --          --           --            --
Common stock issued on the exercise of
  options...............................       425,307        804,829      --          --           --            --
Preferred stock dividend................       --            --            --          --            (42,704)     --
Foreign currency translation............       --            --            --          --           --           (21,419)
                                          ------------  -------------  ----------  ----------  -------------  -----------
BALANCE, January 1, 1997................    18,560,364     49,516,834   2,882,530     854,082      1,271,126     (50,126)
Net income for the year.................       --            --            --          --          6,963,021      --
Common stock repurchased................      (229,256)      (611,454)                              (784,067)
Common stock issued for 401(k)Plan......         9,054         81,485      --          --           --            --
Common stock acquired through Employee
  Stock Purchase Plan...................        52,899        375,032      --          --           --            --
Common stock issued on the exercise of
  warrants..............................        21,300        110,460      --          --           --            --
Common stock issued on theexercise of
  options...............................        27,169        221,076      --          --           --            --
Preferred stock dividend................       --            --            --          --            (42,704)     --
Foreign currency translation............       --            --            --          --           --           136,347
                                          ------------  -------------  ----------  ----------  -------------  -----------
BALANCE, December 31, 1997..............    18,441,530  $  49,693,433   2,882,530  $  854,082  $   7,407,376   $  86,221
                                          ------------  -------------  ----------  ----------  -------------  -----------
                                          ------------  -------------  ----------  ----------  -------------  -----------

    See accompanying notes to consolidated financial statements.

                            LABOR READY, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years Ended December 31, 1995, 1996 and 1997

                                                                            1995          1996           1997
                                                                        ------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income............................................................  $  2,061,807  $     724,283  $   6,963,021
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization.........................................       522,436      1,796,618      4,011,051
Loss (gain) on capital assets sold....................................       --               3,729        (75,577)
Provision for doubtful accounts.......................................     1,084,526      2,078,489      5,761,610
Extinguishment of debt, extraordinary item............................       --           1,900,601       --
Deferred income taxes.................................................      (502,451)       191,077     (3,831,619)
Changes in assets and liabilities
Accounts receivable...................................................    (8,104,502)   (10,906,336)   (21,279,041)
Workers' compensation deposits and credits............................    (1,871,348)    (4,950,021)     7,182,757
Prepaid expenses and other............................................      (324,697)    (1,381,909)      (675,828)
Accounts payable......................................................       753,442      1,160,890      1,605,274
Accrued wages and benefits............................................       774,339      1,457,937      1,034,284
Workers' compensation claims reserve..................................     1,234,469      3,133,348      8,493,817
Income taxes payable (receivable).....................................       664,000     (2,355,633)     2,120,669
                                                                        ------------  -------------  -------------
Net cash (used in) provided by operating activities...................    (3,707,979)    (7,146,927)    11,310,418
                                                                        ------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..................................................    (2,471,001)    (5,749,935)    (3,967,448)
Proceeds from sale of capital assets..................................       --               8,891        120,000
(Increase) decrease in restricted cash................................       --          (1,714,744)     1,578,815
Additions to intangible assets and other..............................       --          (3,558,609)    (2,594,638)
                                                                        ------------  -------------  -------------
Net cash used in investing activities.................................    (2,471,001)   (11,014,397)    (4,863,271)
                                                                        ------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on note payable..........................................    (1,569,374)    (1,591,206)      --
Checks issued against future deposits.................................       514,842        624,713     (1,139,555)
Proceeds from issuance of common stock................................        69,998       --             --
Net proceeds from public offering.....................................       --          33,586,259       --
Proceeds from warrants exercised......................................     1,781,100       --              110,460
Proceeds from options exercised.......................................        45,000        804,829        169,988
Proceeds from sale of stock through employee stock purchase plan......       --            --              375,032
Purchase and retirement of treasury stock.............................       --            --           (1,395,521)
Debt issue costs......................................................      (816,769)      --             --
Repayment of subordinated debt........................................       --          (2,069,643)      --
Borrowings on long-term debt..........................................    11,529,951       --             --
Payments on long-term debt............................................      (552,074)      (890,797)       (12,941)
Preferred stock dividends paid........................................       (42,704)       (42,704)      --
                                                                        ------------  -------------  -------------
Net cash provided by financing activities.............................    10,959,970     30,421,451     (1,892,537)
Effect of exchange rates on cash......................................       (25,854)       (21,419)       (35,798)
                                                                        ------------  -------------  -------------
Net increase in cash and cash equivalents.............................     4,755,136     12,238,708      4,518,812
CASH AND CASH EQUIVALENTS, beginning of year..........................       603,977      5,359,113     17,597,821
                                                                        ------------  -------------  -------------
CASH AND CASH EQUIVALENTS, end of year................................  $  5,359,113  $  17,597,821  $  22,116,633
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------

    See accompanying notes to consolidated financial statements.

                               LABOR READY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years Ended December 31, 1995, 1996 and 1997

                                                                              1995          1996          1997
                                                                          ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid during the year for:
Interest................................................................  $  1,302,929  $    332,479  $     30,387
Income taxes............................................................  $    990,164  $  2,858,941  $  7,972,732

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contribution of common stock to 401(k) Plan.............................  $      7,679  $     48,250  $     81,485
Debentures converted to common stock....................................  $     75,000       --            --
Issuance of a note receivable on the sale of capital assets.............       --       $     23,250       --
Issuance of common stock on debt retirement.............................       --       $  7,961,074       --
Preferred stock dividends accrued.......................................       --            --       $     42,704
Tax effect of disqualifying dispositions on options exercised...........       --            --       $     51,088

        See accompanying notes to consolidated financial statements.

                               LABOR READY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1995, 1996 and 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. BASIS OF PRESENTATION
    Labor Ready, Inc. and its wholly-owned subsidiaries Labour Ready Temporary Services Ltd. and Labor Ready Assurance Company (together, "the Company") provide temporary staffing for manual labor jobs to customers primarily in the construction, landscaping and light manufacturing industries from 316 offices located throughout the United States and Canada. The Company provides services to a wide variety of customers, none of which individually comprise a significant portion of revenues within a geographic region or for the Company as a whole. The consolidated financial statements include the accounts of Labor Ready, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    B. REVENUE RECOGNITION
    Revenue from the sale of services is recognized at the time the service is performed. A portion of the Company's income is derived from franchise fees, which are insignificant for all years presented.

    C. COST OF SERVICES
    Cost of services includes the wages of temporary workers, related payroll taxes, workers' compensation expenses and transportation.

    D. CASH AND CASH EQUIVALENTS
    The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

    E. PROPERTY AND EQUIPMENT
    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are 31 to 39 years for buildings and improvements, 3 to 5 years for computers and software and 5 to 7 years for furniture and equipment.

    F. INTANGIBLE ASSETS AND OTHER
    Intangible and other assets consist primarily of dispatch office pre-opening costs and acquired customer lists and non-compete agreements. Dispatch office pre-opening costs are capitalized until such facilities become operational and are amortized using the straight-line method over an estimated useful life of 2 years. Other intangible assets are stated at cost and are amortized using the straight-line method over periods not exceeding ten years. Management evaluates, on an ongoing basis, the carrying value of intangible assets and makes a specific provision against the asset when an impairment is identified.

    G. INCOME TAXES
    Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

                               LABOR READY, INC.

                  Years Ended December 31, 1995, 1996 and 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    H. FOREIGN CURRENCY TRANSLATION
    Cumulative foreign currency translation adjustment relates to the Company's consolidated foreign subsidiary, Labour Ready Temporary Services, Ltd. Foreign currency translation is calculated by application of the current rate method and is included in the determination of consolidated shareholders' equity at the respective balance sheet dates.

    I. USE OF ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    J. NEW ACCOUNTING STANDARDS
    The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. Comprehensive income and its components will be required to be to be presented for each year for which an income statement is presented. It is expected that the adoption of SFAS No. 130 will not have a significant impact on the Company's consolidated results of operations or financial condition.

    In April 1997, the Accounting Standards Executive Committee (the "AcSEC") issued an exposure draft of a Proposed Statement of Position, "Reporting on the Costs of Start-up Activities". The proposed statement would establish new rules for the financial reporting of start-up costs, and if adopted, would require the Company to expense the cost of establishing new dispatch offices as incurred and write off any capitalized pre-opening costs in the first quarter of the year adopted. The AcSEC expects to issue a final statement in 1998, which will likely be effective for the Company's 1999 year. Currently, the Company capitalizes certain dispatch office pre-opening costs, and amortizes them using the straight-line method over two years. As of December 31, 1997 the Company had recorded pre-opening costs of $2,643,641, net of accumulated amortization.

    K. RECLASSIFICATION
    Certain items in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

                               LABOR READY, INC.

                  Years Ended December 31, 1995, 1996 and 1997


2. WORKERS' COMPENSATION

The Company provides workers' compensation insurance to its temporary workers and office staff. In Washington, Ohio and West Virginia, (the monopolistic states), the Company is required to make payments into state administered programs, at rates established by each state based upon the job classification of the insured workers and the previous claims experience of the Company. The Washington program provides for a retroactive adjustment of workers' compensation payments based upon actual claims experience. Upon adjustment, overpayments to the program are returned to the Company and underpayments, if any, are assessed. At December 31, 1996 and 1997, the Company recorded workers' compensation credit receivables of $835,566 and $1,081,813 and workers' compensation liabilities of $587,411 and $606,354 related to the monopolistic states.

For workers' compensation claims originating in the remaining states (the non-monopolistic states), the Company self-insures the deductible amount per claim to a maximum aggregate stop loss limit and has engaged a third party administrator to manage the claims and an off-shore company for the payment of claims and related expenses. The deductible amount was $250,000 per claim to an aggregate maximum of approximately $5.0 million, $6.5 million and $19.0 million in 1995, 1996 and 1997. In January 1998, the Company renewed its insurance program, the terms of which included a reduction of the 1995 and 1996 aggregate maximums to $4.5 million and $5.2 million, respectively.

During 1997, the Company deposited $13.9 million with the off-shore company for the payment of workers' compensation claims and related expenses originating in the non-monopolistic states and $7.4 million was paid on these claims. As discussed further in Note 3, the Company replaced these deposits with letters of credit as collateral to the off-shore company for the payment of future non-monopolistic claims and related expenses.

The Company establishes provisions for future claim liabilities based upon actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claim reserve are charged or credited to expense in the periods in which they occur. At December 31, 1996 and 1997, the Company had recorded a reserve for claims and claim related expenses arising in non-monopolistic states of $4,449,986 and $12,686,860. The reserve for workers' compensation claims was computed using a discount rate of 7.5% and 6.0% at December 31, 1996 and 1997.

Workers' compensation expense totaling $5,907,771, $9,981,411 and $19,245,733 was recorded as a component of cost of services for the years ended December 31, 1995, 1996 and 1997, respectively.

The Company has formed a wholly-owned, off-shore captive, Labor Ready
Assurance Company for the management and payment of workers' compensation claims and claim related expenses. During 1996, the Company deposited $1,714,744 for the statutory capitalization of Labor Ready Assurance and during 1997, increased that capitalization by $750,000. As discussed further in Note 3, during 1997, the Company replaced these deposits with letters of credit as collateral for the statutory capitalization of Labor Ready Assurance Company. At December 31, 1997, $135,929 remains on deposit with Labor Ready Assurance and is recorded as restricted cash in the accompanying consolidated balance sheets.

                               LABOR READY, INC.

                  Years Ended December 31, 1995, 1996 and 1997


3. NOTE PAYABLE

    In 1996, the Company had a line-of-credit agreement with a bank with interest at the bank's prime rate (8.25% at December 31, 1996). The agreement allowed the Company to borrow up to the lesser of $20 million or 80% of eligible accounts receivable as defined by the bank. At December 31, 1996, no borrowings were outstanding and $20 million was available for borrowing. The line-of-credit was secured primarily by the Company's accounts receivable.

    During 1997, the Company entered into a line-of-credit agreement with the bank with interest at the bank's prime rate (8.5% at December 31, 1997). The agreement allows the company to borrow up to the lesser of $30 million or 80% of eligible receivables as defined by the bank. The line-of-credit is secured primarily by the Company's accounts receivable and expires in June 1999. The line-of-credit agreement requires that the Company maintain minimum net worth and working capital amounts. The Company was in compliance with the requirements at December 31, 1997.

    As discussed further in Note 2, the Company replaced its cash deposits required by the workers' compensation program with irrevocable letters of credit totaling $15.9 million. The letters of credit bear fees of .75% per year and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at December 31, 1997, no borrowings were outstanding on the line-of-credit, $15.9 million was committed by the letters of credit and $14.1 million was available for borrowing.

    During the years ended December 31, 1996 and 1997, short-term borrowing activity was as follows:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1996          1997
                                                                                        ------------  ------------
Balance outstanding at year-end.......................................................  $    --       $    --
Stated interest rate at year-end, including applicable fees...........................          8.63%         8.63%
Maximum amount outstanding during the year............................................  $  8,018,974  $  1,700,000
Average amount outstanding............................................................  $  2,387,188  $  1,200,000
Weighted average interest rate during the year, including applicable fees.............         10.87%        11.50%

    The average amount outstanding and the weighted average interest rate during the year were computed based upon the average daily balances and rates.

4. EARNINGS PER SHARE
   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents for the Company include the dilutive effect of outstanding options. In November 1995, July 1996 and October 1997, the Company declared three-for-two stock splits which have each been retroactively applied in the determination of weighted average shares outstanding. All earnings per share amounts for all years presented have been restated to conform to the provisions of SFAS No. 128.

                               LABOR READY, INC.

                  Years Ended December 31, 1995, 1996 and 1997


    Basic and diluted earnings per share were calculated as follows:

                                                                                1995          1996          1997
                                                                            ------------  ------------  ------------
Basic:
  Income before extraordinary item........................................  $  2,061,807  $  1,921,683  $  6,963,021

  Less preferred stock dividends..........................................        42,704        42,704        42,704
                                                                            ------------  ------------  ------------
  Income before extraordinary item available to common shareholders.......  $  2,019,103  $  1,878,979  $  6,920,317
                                                                            ------------  ------------  ------------
  Weighted average shares outstanding.....................................    12,432,540    15,865,221    18,446,113
                                                                            ------------  ------------  ------------
  Income before extraordinary item per share..............................  $        .16  $        .12  $        .38
                                                                            ------------  ------------  ------------
                                                                            ------------  ------------  ------------
Diluted:
  Income before extraordinary item available to common shareholders.......  $  2,019,103  $  1,878,979  $  6,920,317

  Weighted average shares outstanding.....................................    12,432,540    15,865,221    18,446,113
  Plus options to purchase common stock outstanding at end of year........     2,266,803       624,711     1,355,170
  Less shares assumed repurchased.........................................    (1,660,803)     (201,319)   (1,023,081)
                                                                            ------------  ------------  ------------
  Weighted average shares outstanding, including dilutive effect of
    options...............................................................    13,038,540    16,288,613    18,778,202
                                                                            ------------  ------------  ------------
  Income before extraordinary item per share..............................  $        .15  $        .12  $        .37
                                                                            ------------  ------------  ------------
                                                                            ------------  ------------  ------------

5. SUBORDINATED DEBT

   In October 1995, the Company issued subordinated debt with detachable stock warrants for the purchase of 1,670,328 shares at an exercise price of $5.19 per share, in exchange for $10,000,000. The debt had a stated interest rate of 13%, was secured by substantially all assets of the Company, and was to be repaid in 17 quarterly installments commencing in October 1998. The Company recorded a debt discount and allocated $1,290,094 of the proceeds to the value of the detachable stock warrants. In connection with arranging the debt agreement, the Company incurred costs of approximately $800,000 which were capitalized as intangible assets and other, for amortization over the life of the debt.

    In September 1996, the Company repaid the outstanding balance of the subordinated debt and accelerated the exercise date of the detachable stock warrants to allow immediate exercise at a price of $5.19 per share. Upon pre-payment, 1,535,328 shares of common stock were purchased through the exercise of detachable stock warrants and the cancellation of $7,961,073 of subordinated debt. The remaining $2,038,927 of debt was paid by the Company in cash. An extraordinary loss of $1,197,400 (net of the related income tax benefit of $703,200) was recorded on the write-off of the unamortized debt discount and debt issue costs. As of December 31, 1997, warrants to purchase 32,700 shares of common stock at an exercise price of $5.19 per share remained outstanding.

6. RELATED PARTY TRANSACTIONS
   A member of the board of directors, is also a shareholder in a law firm that received approximately $176,000, $337,000 and $587,000 in payment for legal services performed for the Company in 1995, 1996 and 1997, respectively.

                               LABOR READY, INC.

                  Years Ended December 31, 1995, 1996 and 1997


7. PREFERRED STOCK

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

    The initial series of blank check preferred stock of the corporation authorized by the board of directors in accordance with the articles of incorporation, was designated as Series A preferred stock. At December 31, 1996 and 1997, the Company had 2,882,530 outstanding shares of $0.296 par value Series A preferred stock.

    Each share of Series A preferred stock is entitled to one vote in all matters submitted to a vote of the shareholders of the Company. The Series A preferred stock will vote on par with the Common Shares as a single class unless the action being considered involves a change in the rights of the Series A preferred stock. The Series A preferred stock bears a cumulative annual dividend rate of five percent accrued on December 31 of each year, is redeemable at par value plus accumulated dividends at the option of the Company at any time after December 31, 1994, and contains an involuntary preferential liquidation distribution equivalent to the par value plus all accumulated dividends remaining unpaid.

    In November 1995, July 1996 and October 1997, the board of directors authorized three-for-two preferred stock splits. These preferred stock splits were effected in the form of three shares of preferred stock issued for every two shares of preferred stock outstanding as of each date of declaration. All applicable share and per share data have been adjusted for the effect of the stock splits.

    Pursuant to the Rights Plan discussed further in Note 8, 250,000 shares of preferred stock have been reserved for issuance under terms of the Plan.

    A preferred stock dividend in the amount of $42,704 was accrued and paid at December 31, 1995 and 1996. The 1997 preferred stock dividend in the amount of $42,704 was accrued at December 31, 1997 and paid in January 1998.

8. COMMON STOCK

   In November 1995, July 1996 and October 1997, the Board of Directors authorized three-for-two common stock splits. These common stock splits were effected in the form of three shares of common stock issued for every two shares of common stock outstanding as of the date of declaration. All applicable share and per share data have been adjusted for the effect of each of these stock splits.

    In connection with the issuance of the $10,000,000 subordinated debt in 1995, the Company issued options and warrants to purchase 1,670,328 shares of Common Stock at an exercise price of $5.19 per share. 1,535,328 of these warrants were exercised as a result of the Company's prepayment of the subordinated debt in September 1996 (see Note 5).

    In June 1996, the Company successfully completed the sale of 2,925,000 shares of common stock, through an underwritten public offering, at a price of $10.89 per share ($10.15 net of underwriting costs). An additional 438,750 shares of common stock were sold pursuant to an underwriters over-allotment option, also at the same price per share. Upon the commencement of this offering, the Company's common stock was approved for quotation on the Nasdaq National Market. In connection with the public offering, the Company incurred costs of approximately $574,000 which were offset against the common stock sale proceeds. These net proceeds were used to prepay debt, purchase of an office building in Tacoma, Washington, fund workers' compensation deposits, and fund the opening of new dispatch offices.

                               LABOR READY, INC.

                  Years Ended December 31, 1995, 1996 and 1997

8.  COMMON STOCK (CONTINUED)

    During 1997, the Company repurchased 229,256 shares of common stock on the open market for cash consideration of $1,395,521. The repurchased shares were retired and are not available for reissuance. Excess acquisition cost over the average per share carrying value of common stock is charged to retained earnings.

    In 1998, the board of directors adopted a Shareholders Rights Plan ("the Rights Plan") and declared a dividend distribution of one right for each outstanding share of the Company's common stock. Under the terms of the Rights Plan, each Right entitles the holder to purchase one one-hundredth of a share of the Series A preferred stock at an exercise price of $113.06. The rights are exerciseable a specified number of days following (1) the acquisition by a person or group of persons of 15% or more of the Company's common stock, or (2) the commencement of a tender or exchange offer for 15% or more of the Company's common stock. The Company has reserved 250,000 shares of the Series A Preferred stock for issuance upon exercise of the rights. The rights may be redeemed by the Company, subject to the approval of the board of directors, for $.01 cents per right in accordance with the provisions of the Rights Plan. If any group or person acquires 50% or more of the Company's common stock, the holders of the unredeemed rights (except for the acquiring group or person) may purchase for the exercise price, the number of common shares having a market value equal to two times the exercise price. The rights expire in January 2008, unless redeemed earlier by the Company.

9. INCOME TAXES

   Temporary differences, which give rise to deferred tax assets (liabilities) consist of the following:

                                                                                              DECEMBER 31,
                                                                                        -------------------------
                                                                                           1996          1997
                                                                                        -----------  ------------
Allowance for doubtful accounts.......................................................  $   469,975  $  1,071,624
Prepaid expenses......................................................................     (272,595)     (216,337)
Workers' compensation credits receivable..............................................     (317,515)     (432,725)
Workers' compensation claims reserve..................................................    1,690,995     5,074,744
Net operating loss carry-forwards, net of valuation allowances of $690,833 and
  $682,268............................................................................      119,417       115,227
Depreciation and amortization expenses................................................   (1,126,603)   (1,477,717)
Vacation accrual......................................................................       69,160       228,141
Other, net............................................................................     (108,504)       (7,008)
                                                                                        -----------  ------------
Net tax deferrals.....................................................................      524,330     4,355,949
Non-current deferred tax (liabilities) assets net.....................................     (937,401)    1,211,747
                                                                                        -----------  ------------
Current deferred tax assets, net......................................................  $ 1,461,731  $  3,144,202
                                                                                        -----------  ------------
                                                                                        -----------  ------------

    The Company has assessed its past earnings history and trends, budgeted sales, expiration dates of loss carry-forwards, and its ability to implement tax planning strategies which are designed to accelerate or increase taxable income. Based on the results of this analysis, no valuation allowance on net deferred tax assets has been established for Labor Ready, Inc. as management believes that it is more likely than not that the net deferred tax assets will be realized.

                               LABOR READY, INC.

                  Years Ended December 31, 1995, 1996 and 1997

9.  INCOME TAXES (CONTINUED)

    At December 31, 1997, Labour Ready Temporary Services, Limited has federal net operating loss carryforwards of approximately $182,400 with expiration dates through 2010. The Company has recognized a valuation allowance on the entire related deferred tax asset due to the uncertainty of realizing the benefits thereof.

    As of December 31, 1997, Labor Ready, Inc. has net operating loss carry-forwards of approximately $620,000, the majority of which expire in 2006 as applicable federal tax regulations limit the Company to an annual deduction of approximately $26,000. The company has recognized a valuation allowance on the portion expiring in 2006.

    Taxes on income consists of:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                  1995         1996         1997
                                                                              ------------  ----------  ------------
Current:
  Federal...................................................................  $  1,419,728  $  602,942  $  7,602,257
  State.....................................................................       234,436      87,809     1,788,252
                                                                              ------------  ----------  ------------
Total Current...............................................................     1,654,164     690,751     9,390,509
                                                                              ------------  ----------  ------------
Deferred
  Federal...................................................................      (482,051)    166,579    (3,258,890)
  State.....................................................................       (20,400)     24,498      (572,729)
                                                                              ------------  ----------  ------------
Total deferred..............................................................      (502,451)    191,077    (3,831,619)
                                                                              ------------  ----------  ------------
Total taxes on income, including $703,200 tax benefit of extraordinary item in 1996..............................................................  $  1,151,713  $  881,828  $  5,558,890
                                                                              ------------  ----------  ------------
                                                                              ------------  ----------  ------------

    The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated income statement are as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------------
                                                                           1995                  1996               1997
                                                                    -------------------    -----------------  -----------------
                                                                       AMOUNT        %        AMOUNT      %       AMOUNT      %
                                                                    ------------    ---     ----------    ---   ------------ ---
Income tax expense based on statutory rate........................  $  1,092,597     34     $  546,078    34  $  4,382,669    35
Increase (decrease) resulting from:
State income taxes, net of federal benefit........................       106,046      3         59,089     4       696,808     6
Utilization of net operating losses not previously benefited......       (46,930)    (1)        (9,768)   (1)      --         --
Prior year amounts................................................       --          --        169,129    11       487,255     4
Other, net........................................................       --          --        117,300     7        (7,842)   (1)
                                                                    ------------    ---     ----------   ---  ------------   ---
Total taxes on income.............................................  $  1,151,713     36     $  881,828    55  $  5,558,890    44
                                                                    ------------    ---     ----------   ---  ------------   ---
                                                                    ------------    ---     ----------   ---  ------------   ---

    Prior year amounts primarily represent corrections of state tax rates and results of revenue agent reviews of the 1995 and 1996 federal income tax returns.

                               LABOR READY, INC.

                  Years Ended December 31, 1995, 1996 and 1997


10. COMMITMENTS AND CONTINGENCIES

    The Company leases substantially all of its dispatch offices. These leases generally provide for termination on 30 days notice and upon payment of three months rent. Certain of these leases have 1 year minimum terms and are cancelable thereafter upon 30 days notice and the payment of three months rent. Most leases require additional payments for taxes, insurance, maintenance and renewal options. Minimum lease commitments under terms of the leases at December 31, 1997 total approximately $3.3 million, substantially all of which would be payable in 1998. Rent expense for the years ended December 31, 1995, 1996 and 1997 was $1,113,000, $2,347,000 and $5,025,697, respectively.

    The Company is, from time to time, involved in various lawsuits arising in the ordinary course of business. Although there can be no absolute assurance, in the opinion of management, these will not have a material effect on the Company's consolidated results of operations or financial condition.

    In 1995, the Company entered into an employment agreement with a key officer of the Company, which provides for annual compensation of $31,250 per month at inception of the agreement, subject to annual increases on the anniversary date of the agreement of 10% of the prior period's base salary. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on the officer's performance, and the overall performance of the Company. The employment agreement expires in 1998.

    In December 1997, the Company entered into a lease agreement for 450 automated Cash Dispensing Machines ("CDM") for installation in all of the Company's dispatch offices. The fair market value of the CDMs at inception of the lease is approximately $6.2 million. The lease is payable over 84 months with an imputed interest rate of 9.6% and is secured by the CDMs. At December 31, 1997, the Company had not installed any of the CDMs.

11. RETIREMENT PLAN

    In 1994, the Company established a 401(k) savings plan ("the Plan"). Qualifying employees can elect to contribute up to 15% of their annual compensation to the Plan. Profit sharing contributions are made at the discretion of the Company's Board of Directors and have been made in the form of the Company's common stock. Employees are eligible to participate in the Plan the calendar quarter following the completion of one year of service. Employees are fully vested in matching contributions made to the Plan after completing five years of service. The amount charged to expense under the Plan was $48,250, $81,700 and $118,145 for the years ended December 31, 1995, 1996 and 1997, respectively.

12. VALUATION AND QUALIFYING ACCOUNTS

    Allowance for doubtful accounts activity was as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1995        1996          1997
                                                                           ----------  -----------  ------------
Balance, beginning of year...............................................  $  365,927  $   868,607  $  1,236,776
Charged to expense.......................................................   1,084,526    2,078,489     5,761,610
Write-offs, net of recoveries............................................    (581,846)  (1,710,320)   (4,147,160)
                                                                           ----------  -----------  ------------
Balance, end of year.....................................................  $  868,607  $ 1,236,776  $  2,851,226
                                                                           ----------  -----------  ------------
                                                                           ----------  -----------  ------------

                               LABOR READY, INC.

                  Years Ended December 31, 1995, 1996 and 1997


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long term debt. The book values of cash and cash equivalents, trade receivables and trade payables are considered to approximate their respective fair values. None of the Company's long term debt instruments outstanding at December 31, 1996 and 1997 have readily ascertainable market values, however, the carrying values are considered to approximate their respective fair values.

14. EMPLOYEE STOCK PURCHASE PLAN

     In November, 1996, the Company adopted an
Employee Stock Purchase Plan (the "ESPP") to provide substantially all employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of its common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. On January 1 and July1, participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of the six-month period. The ESPP provides that no participant shall purchase stock that the aggregate fair market value exceeds $25,000 during any calendar year. The ESPP expires on June 30, 2001. 225,000 shares of common stock have been reserved for purchase under the ESPP. During 1997, 52,899 shares were purchased by participants in the plan for cash proceeds of $375,032.

15. STOCK COMPENSATION PLANS

    In June, 1996, the Company adopted the 1996 Employee Stock Option and Incentive Plan (the "Plan"). In accounting for the Plan, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options is not less than the market price of the underlying stock at the date of grant, no compensation cost is recognized.

    The Plan states that the exercise price of each option may or may not be granted at an amount that equals the market value at the date of grant. The majority of the options vest evenly over a four year period from the date of grant and then expire if not exercised within five years from the date of grant. 525,000 shares of common stock have been reserved for issuance under terms of the Plan.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1995, 1996 and 1997, respectively: expected life of options of 5 years, expected volatility of 11.6%, 11.2% and 66.7%, risk-free interest rates of 6.1%, 6.0% and 6.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1995, 1996 and 1997 approximated $5.13, $9.72 and $7.86 per option.

                               LABOR READY, INC.

                  Years Ended December 31, 1995, 1996 and 1997

15. STOCK COMPENSATION PLANS (CONTINUED)

    Under the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                  1995         1996         1997
                                                                              ------------  ----------  ------------
Net Income
  As reported...............................................................  $  2,061,807  $  724,283  $  6,963,021
  Pro forma.................................................................  $  1,957,946  $  352,222  $  6,159,194
Pro forma earnings per share
  Basic.....................................................................  $       0.15  $     0.02  $       0.33
  Diluted...................................................................  $       0.15  $     0.02  $       0.33

    The following table summarizes stock option activity:

                                                                                                  WEIGHTED-AVERAGE
                                                                                   STOCK OPTIONS   PRICE PER SHARE
                                                                                   -------------  -----------------
Outstanding at January 1, 1995...................................................       509,625       $    1.05
Granted..........................................................................     1,794,303            5.13
Expired or canceled..............................................................       (37,125)           1.39
Exercised........................................................................       --               --
                                                                                   -------------         ------
Outstanding at January 1, 1996...................................................     2,266,803            4.78
Granted..........................................................................       418,500            9.73
Expired or canceled..............................................................      (100,125)           1.95
Exercised........................................................................    (1,960,467)           4.41
                                                                                   -------------         ------
Outstanding at January 1, 1997...................................................       624,711            8.15
Granted..........................................................................       850,664           12.46
Expired or canceled..............................................................       (71,736)           7.55
Exercised........................................................................       (48,469)           5.79
                                                                                   -------------         ------
Outstanding at December 31, 1997.................................................     1,355,170       $   10.46
                                                                                   -------------         ------
                                                                                   -------------         ------

    The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                                  OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                              ---------------------------  ---------------------------
                                WEIGHTED-       WEIGHTED-                   WEIGHTED-
                                 AVERAGE        AVERAGE                     AVERAGE
  RANGE OF         NUMBER      CONTRACTUAL      EXERCISE     NUMBER         EXERCISE
   PRICES        OUTSTANDING      LIFE            PRICE    EXERCISABLE        PRICE
 ----------      -----------  --------------  -----------  -----------    -----------
$1.32--5.29....    257,196        2.87            4.43          108,686         4.05
 6.00--10.08...    654,224        4.23            8.25          200,579         8.34
12.44--13.33...    213,750        4.55           13.99            8,438        12.44
19.56--25.13...    230,000        4.99           21.83           --             --
                 ---------                                      -------
$1.32--25.13...  1,355,170        4.19         $ 10.46          317,703    $    6.98
                 ---------                                      -------
                 ---------                                      -------