Form 10-Q
period 1998-04-03
LABOR READY INC
filed 1998-05-12
CIK 768899

--------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended April 3, 1998

                        Commission File Number 0-23828


                              Labor Ready, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)

          Washington                                       91-1287341
--------------------------------------------------------------------------------
     (State of Incorporation)                           (I.R.S. Employer
                                                        IdentificationNo.)


1016 S. 28th Street, Tacoma, Washington                      98409
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                (253) 383-9101
--------------------------------------------------------------------------------
(Registrant's Telephone Number)

--------------------------------------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   /X/        No    / /

--------------------------------------------------------------------------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 18,505,002 shares of no par value common stock were outstanding as of April 16, 1998.

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

                              LABOR READY, INC.

                                    INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets
                    April 3, 1998 and December 31, 1997. . . . . . . . . .   3

                    Consolidated Statements of Operations
                    Thirteen Weeks Ended April 3, 1998 and March 31, 1997.   5

                    Consolidated Statements of Cash Flows
                    Thirteen Weeks Ended April 3, 1998 and March 31, 1997.   6

                    Notes to Consolidated Financial Statements . . . . . .   7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . . .  10


PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .  14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              LABOR READY, INC.

                         CONSOLIDATED BALANCE SHEETS

                           IN THOUSANDS OF DOLLARS


                                    ASSETS

                                                                      (UNAUDITED)
                                                                         APRIL 3,     DECEMBER 31,
                                                                          1998           1997
                                                                      -----------     ------------
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . .     $17,880        $22,117
     Accounts receivable, less allowance for doubtful accounts
      of $2,963 and $2,851 . . . . . . . . . . . . . . . . . . . . .      37,150         36,614
     Workers' compensation deposits and credits. . . . . . . . . . .       2,284          1,082
     Prepaid expenses and other. . . . . . . . . . . . . . . . . . .       3,567          2,660
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . .       2,150          3,144
                                                                         -------        -------

      Total current assets . . . . . . . . . . . . . . . . . . . . .      63,031         65,617
                                                                         -------        -------

PROPERTY AND EQUIPMENT:
     Buildings and land. . . . . . . . . . . . . . . . . . . . . . .       4,611          4,448
     Computers and software. . . . . . . . . . . . . . . . . . . . .       9,726          8,220
     Cash dispensing machines. . . . . . . . . . . . . . . . . . . .       4,208           --
     Furniture and equipment . . . . . . . . . . . . . . . . . . . .         521            497
                                                                         -------        -------

                                                                          19,066         13,165
     Less accumulated depreciation . . . . . . . . . . . . . . . . .       3,395          2,839
                                                                         -------        -------

      Property and equipment, net. . . . . . . . . . . . . . . . . .      15,671         10,326
                                                                         -------        -------

OTHER ASSETS:
     Intangible assets and other, less amortization of
      $4,393 and $3,569. . . . . . . . . . . . . . . . . . . . . . .       3,341          3,076
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . .       2,320          1,212
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . .         122            136
                                                                         -------        -------

      Total other assets . . . . . . . . . . . . . . . . . . . . . .       5,783          4,424
                                                                         -------        -------

     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .     $84,485        $80,367
                                                                         -------        -------
                                                                         -------        -------

         See accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                              LABOR READY, INC.

                         CONSOLIDATED BALANCE SHEETS

                           IN THOUSANDS OF DOLLARS


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      (UNAUDITED)
                                                                         APRIL 3,     DECEMBER 31,
                                                                          1998           1997
                                                                      -----------     ------------
CURRENT LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .      $3,378         $3,711
   Accrued wages and benefits. . . . . . . . . . . . . . . . . . . .       3,821          4,080
   Workers' compensation claims reserve - current portion. . . . . .       6,932          7,109
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .        --              875
   Current maturities of long-term debt. . . . . . . . . . . . . . .         404             13
                                                                         -------        -------

    Total current liabilities. . . . . . . . . . . . . . . . . . . .      14,535         15,788
                                                                         -------        -------


LONG-TERM LIABILITIES:
   Long-term debt, less current maturities . . . . . . . . . . . . .       3,798             76
   Workers' compensation claims reserve, less current portion. . . .       7,363          6,462
                                                                         -------        -------

    Total long-term liabilities. . . . . . . . . . . . . . . . . . .      11,161          6,538
                                                                         -------        -------

    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .      25,696         22,326
                                                                         -------        -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.296 par value, 5,000 shares authorized;
     2,883 shares issued and outstanding . . . . . . . . . . . . . .         854            854
   Common stock, no par value, 25,000 shares authorized; 18,503
     and 18,442 shares issued and outstanding. . . . . . . . . . . .      50,539         49,694
   Cumulative other comprehensive income (expense):
   Foreign currency translation adjustment.. . . . . . . . . . . . .        (145)            86
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .       7,541          7,407
                                                                         -------        -------

    Total shareholders' equity . . . . . . . . . . . . . . . . . . .      58,789         58,041
                                                                         -------        -------

    Total liabilities and shareholders' equity . . . . . . . . . . .     $84,485        $80,367
                                                                         -------        -------
                                                                         -------        -------

         See accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                              LABOR READY, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

              IN THOUSANDS OF DOLLARS (EXCEPT PER SHARE AMOUNTS)

                                 (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED
                                                         -----------------------
                                                         APRIL 3,      MARCH 31,
                                                           1998           1997
                                                         --------      ---------
Revenues from services . . . . . . . . . . . . . . . .   $94,030        $51,714

     Cost of services. . . . . . . . . . . . . . . . .    65,695         36,922
                                                         -------        -------
Gross profit . . . . . . . . . . . . . . . . . . . . .    28,335         14,792

     Selling, general and administrative . . . . . . .    26,913         15,383
     Depreciation and amortization . . . . . . . . . .     1,380            929
                                                         -------        -------
Income (loss) from operations. . . . . . . . . . . . .        42         (1,520)

Interest income, net . . . . . . . . . . . . . . . . .       208            162
                                                         -------        -------
Income (loss) before income tax (provision) benefit. .       250         (1,358)

Income tax (provision) benefit . . . . . . . . . . . .      (105)           565
                                                         -------        -------

Net income (loss). . . . . . . . . . . . . . . . . . .   $   145        $  (793)
                                                         -------        -------
                                                         -------        -------

Net income (loss) per common share:
     Basic . . . . . . . . . . . . . . . . . . . . . .     $0.01         $(0.04)
                                                         -------        -------
                                                         -------        -------

     Diluted . . . . . . . . . . . . . . . . . . . . .     $0.01         $(0.04)
                                                         -------        -------
                                                         -------        -------

Weighted average shares outstanding:
     Basic . . . . . . . . . . . . . . . . . . . . . .    18,459         18,549
                                                         -------        -------
                                                         -------        -------

     Diluted.. . . . . . . . . . . . . . . . . . . . .    19,001         18,549
                                                         -------        -------
                                                         -------        -------

         See accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------

                              LABOR READY, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                           IN THOUSANDS OF DOLLARS

                                 (UNAUDITED)

                                                         THIRTEEN WEEKS ENDED
                                                        -----------------------
                                                        APRIL 3,       MARCH 31
                                                          1998           1997
                                                        -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) . . . . . . . . . . . . . . . . .  $   145        $  (793)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization . . . . . . . . . . .    1,380            929
   Provision for doubtful accounts . . . . . . . . . .    1,144            851
   Deferred income taxes . . . . . . . . . . . . . . .     (114)          (670)
Changes in assets and liabilities
   Accounts receivable . . . . . . . . . . . . . . . .   (1,900)        (3,351)
   Workers' compensation deposits and credits. . . . .   (1,206)        (1,917)
   Prepaid expenses and other. . . . . . . . . . . . .     (908)           111
   Accounts payable. . . . . . . . . . . . . . . . . .     (228)          (748)
   Accrued wages and benefits. . . . . . . . . . . . .     (260)          (657)
   Workers' compensation claims reserve. . . . . . . .      727            601
   Income taxes payable. . . . . . . . . . . . . . . .     (588)            70
                                                        -------        -------

Net cash used in operating activities. . . . . . . . .   (1,808)        (5,574)
                                                        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures. . . . . . . . . . . . . . . .   (1,692)        (1,379)
   Increase (decrease) in restricted cash in
     captive insurance subsidiary. . . . . . . . . . .       14           (727)
 Additions to intangible assets and other. . . . . . .   (1,087)        (1,377)
                                                        -------        -------

Net cash used in investing activities. . . . . . . . .   (2,765)        (3,483)
                                                        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Checks issued against future deposits . . . . . . .     --              381
   Proceeds from options and warrants exercised. . . .      343              8
   Proceeds from sale of stock through Employee
     Stock Purchase Plan . . . . . . . . . . . . . . .      100             28
   Purchase and retirement of treasury stock . . . . .     --             (529)
   Payments on long-term debt and capital leases . . .      (95)            (4)
                                                        -------        -------

Net cash provided by (used in) financing activities. .      348           (116)

Effect of exchange rates on cash . . . . . . . . . . .      (12)           (42)
                                                        -------        -------

Net increase in cash and cash equivalents. . . . . . .   (4,237)        (9,215)

CASH AND CASH EQUIVALENTS, beginning of period . . . .   22,117         17,598
                                                        -------        -------

CASH AND CASH EQUIVALENTS, end of period . . . . . . .  $17,880        $ 8,383
                                                        -------        -------
                                                        -------        -------

         See accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 annual report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the thirteen week period ended April 3, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2. WORKERS' COMPENSATION

     The Company provides workers' compensation insurance to its temporary workers and regular employees. In Washington, Ohio and West Virginia, (the monopolistic states), the Company is required to make payments into state administered programs, at rates established by each state, based upon the job classification of the insured workers and the previous claims experience of the Company. The Washington program provides for a retroactive adjustment of workers' compensation payments based upon actual claims experience. Upon adjustment, overpayments to the program are returned to the Company and underpayments, if any, are assessed. At April 3, 1998 and December 31, 1997, the Company recorded workers' compensation credit receivables of $1.4 million and $1.1 million and workers' compensation liabilities of $0.4 million and $0.6 million related to the monopolistic states.

     For workers' compensation claims originating in the remaining states (the non-monopolistic states), the Company self-insures the deductible amount per claim to a maximum aggregate stop-loss limit and has engaged a third party administrator to manage the claims and related claims expense. The deductible amount was $250,000 per claim to an aggregate maximum of approximately $5.0 million, $6.5 million and $19.0 million in 1995, 1996 and 1997, respectively.
In January 1998, the Company renewed its insurance program, the terms of which included a reduction of the 1995 and 1996 aggregate maximums to $4.5 million and $5.2 million, respectively. Additionally, for claims arising in 1998, the per claim deductible was increased to $350,000 and the maximum aggregate stop-loss limit was reduced from $11.60 to $10.41 per $100 of temporary worker payroll.

     In 1997, the Company replaced its cash deposits required by the workers' compensation program with irrevocable letters of credit totaling $15.9 million. The letters of credit bear fees of .75% per year and are supported by an equal amount of available borrowings on the Company's $30 million line-of-credit. Accordingly, at December 31, 1997 and April 3, 1998, no borrowings were outstanding on the line-of-credit, and $15.9 million was committed by the letters of credit. During April 1998, the Company increased the letters of credit to $18.1 million and has agreed to increase the letters of credit by a further $3.7 million through June 1998.

     The Company establishes provisions for future claim liabilities based upon actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheet as of April 3, 1998 and December 31, 1997, are reserves for claims and claim related expenses arising in non-monopolistic states of $13.9 million and $12.9 million. The reserve for workers' compensation claims was computed using a discount rate of 6.0% at April 3, 1998 and December 31, 1997.

     Workers' compensation expense totaling $4.8 million and $3.0 million was recorded as a component of cost of services in each of the quarters ended April 3, 1998 and March 31, 1997, respectively.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

NOTE 2. WORKERS' COMPENSATION, CONTD.

     The Company has formed a wholly-owned, off-shore captive, Labor Ready Assurance Company ("Labor Ready Assurance"), for the management and payment of workers' compensation claims and claim related expenses. Labor Ready Assurance reinsures levels of coverage for losses in excess of the aggregate stop-loss limits with unrelated insurance carriers. Funds are deposited with Labor Ready Assurance for the payment of claims and claim related expenses, and annual premiums are paid to Labor Ready Assurance based principally upon the cost of reinsurance and other operating expenses. At April 3, 1998 and December 31, 1997, $122,000 and $136,000 remained on deposit with Labor Ready Assurance and was recorded as restricted cash in the accompanying consolidated balance sheets.

     The Company has established a risk management department at its corporate headquarters to manage its insurers, third party administrators, and medical service providers. To reduce wage-loss compensation claims, the Company has established a "light duty", transitional return to work program. Workers in the program are employed within the Company in the local dispatch office or on customer assignments that require minimal physical exertion. The Company's information system generates weekly workers' compensation loss minimization reports for both corporate and dispatch office use. The Company has an on-line connection with its third party administrator that allows the Company to maintain visibility of all claims, manage their progress and generate required management information.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARD

     Certain pre-opening costs incurred to open new dispatch offices, including salaries, recruiting, testing, training, lease and other related costs, are capitalized and amortized using the straight-line method over two years. In March 1998, the Accounting Standards Executive Committee (the "AcSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("the Statement"). The Statement establishes new rules for the financial reporting of start-up costs, and will require the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting the Statement, any capitalized pre-opening costs in the first quarter of the year adopted. The Statement is effective for years beginning after December 31, 1998 and the Company will adopt it in the first quarter of 1999. The effect of adopting the Statement will be to recognize a non-operating expense, net of tax, of approximately $1.8 million, plus any additional pre-opening costs capitalized during the next three quarters ended December 31, 1998, net of amortization expense recognized during the period.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                            --------------------
                                                            THIRTEEN WEEKS ENDED
                                                            --------------------
                                                            APRIL 3,   MARCH 31,
                                                              1998        1997
                                                            --------   ---------
Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . .   $  125        $23

     Income taxes. . . . . . . . . . . . . . . . . . . . .   $  815        $31

Non-cash investing and financing activities:
     Tax effect of disqualifying dispositions on
       options exercised . . . . . . . . . . . . . . . . .   $  287         --

     Preferred stock dividends accrued . . . . . . . . . .   $   11        $11

     Contribution of common stock to 401(k) plan . . . . .   $  116         --

     Assets acquired with capital lease obligations. . . .   $4,208         --


NOTE 5. EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income
(loss), less preferred stock dividends, by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents for the Company include the dilutive effect of outstanding options, except where their inclusion would be anti-dilutive.


-------------------------------------------------------------------------------

NOTE 5. EARNINGS PER SHARE, CONTD.

Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share data):

                                                           --------------------
                                                           THIRTEEN WEEKS ENDED
                                                           --------------------
                                                           APRIL 3,   MARCH 31,
                                                             1998       1997
                                                           --------   ---------
Basic:
 Net income (loss) . . . . . . . . . . . . . . . . . . .     $145      $(793)
 Less preferred stock dividends. . . . . . . . . . . . .      (11)       (11)
                                                           ------     ------
 Income (loss) allocable to common shareholders. . . . .     $134      $(804)
                                                           ------     ------

 Weighted average shares outstanding . . . . . . . . . .   18,459     18,549
                                                           ------     ------
 Net income (loss) per share . . . . . . . . . . . . . .    $0.01     $(0.04)
                                                           ------     ------

Diluted:
     Income (loss) allocable to common shareholders. . .     $134      $(804)
                                                           ------     ------

     Weighted average shares outstanding . . . . . . . .   18,459     18,549
     Plus options to purchase common stock outstanding
       at end of period. . . . . . . . . . . . . . . . .    1,364       --
     Less shares assumed repurchased . . . . . . . . . .     (822)      --
                                                           ------     ------
     Weighted average shares outstanding, including
       dilutive effect of options. . . . . . . . . . . .   19,001     18,549
                                                           ------     ------
     Net income (loss) per share . . . . . . . . . . . .    $0.01     $(0.04)
                                                           ------     ------
                                                           ------     ------

NOTE 6.  COMPREHENSIVE INCOME

   The Company's comprehensive income is as follows (amounts in thousands):

                                                           --------------------
                                                           THIRTEEN WEEKS ENDED
                                                           --------------------
                                                           APRIL 3,   MARCH 31,
                                                             1998       1997
                                                           --------   ---------
 Net income (loss) . . . . . . . . . . . . . . . . . . .    $ 145       $(793)
 Other comprehensive income (expense), net of
   income taxes of $93 and $17:
      Foreign currency translation . . . . . . . . . . .     (138)        (25)
                                                            -----       -----
     Comprehensive income (loss) . . . . . . . . . . . .    $   7       $(818)
                                                            -----       -----
                                                            -----       -----

NOTE 7.  COMMITMENT

     In December 1997, the Company entered into an agreement to lease 450 automated Cash Dispensing Machines ("CDMs") for installation in all of the Company's dispatch offices. The fair market value of the CDMs at inception of the lease is approximately $6.2 million. The lease is payable over 84 months with an imputed interest rate of 9.0% and is secured by the CDMs. During the three months ended April 3, 1998, the Company installed 302 CDMs in its dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $4.2 million with future minimum lease payments over the next 5 years of approximately $0.4 million per year. The Company anticipates installing CDMs at all of its dispatch offices in the United States during 1998. Included as an exhibit to this Form 10-Q is an example of a CDM lease, all such leases having substantially identical terms and conditions.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, and as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those set forth in Item 7 entitled Management's Discussion of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 1997. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

OVERVIEW

     Labor Ready is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily in the construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial industries. The Company has rapidly grown from eight dispatch offices in 1991 to 420 dispatch offices at April 3, 1998. The Company's annual revenues grew from approximately $6 million in 1991 to $335 million for the year ended December 31, 1997. This revenue growth has been generated both by opening new dispatch offices in markets throughout the U.S. and Canada and by continuing to increase sales at existing dispatch offices.

     The Company opened 104 dispatch offices during the first quarter of 1998 and expects to open at least 63 additional dispatch offices by June 30, 1998. The Company expects the average cost of opening each new dispatch office in 1998 to be approximately $50,000. The cost of opening a new dispatch office includes extensive management training, the installation of sophisticated computer and other office systems and a Cash Dispensing Machine ("CDM"). Further, once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. The Company pays its temporary workers on a daily basis, and generally bills its customers weekly. Consequently, the Company experiences significant negative cash flow from operations and investment activities during periods of high growth. The Company may continue to experience periods of negative cash flow from operations and investment activities while it rapidly opens dispatch offices and may require additional sources of working capital in order to continue to grow.

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

     Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the customer mix diversifies. From time to time during peak periods, the Company experiences shortages of available temporary workers. By July 1998, the Company expects to have completed the installation of the CDMs in all of its dispatch offices. The CDMs provide the Company's temporary workers with the option of receiving cash payment instead of a payroll check. The Company believes this additional feature is unique among its direct competitors and should increase the Company's ability to attract available temporary workers.

     Cost of services includes the wages and related payroll taxes of temporary workers, workers' compensation expense, unemployment compensation insurance and transportation. Cost of services as a percentage of revenues has historically been affected by numerous factors, including the use of lower introductory rates to attract new customers at new dispatch offices.

     Temporary workers assigned to customers remain Labor Ready employees. Labor Ready is responsible for the employee-related expenses of its temporary workers, including workers' compensation coverage, unemployment compensation insurance, and Medicare and Social Security taxes. The Company does not provide health, dental, disability or life insurance to its temporary workers. Generally, the Company bills its customers for the hours worked by its temporary workers assigned to the customer. Because the Company pays its temporary workers only for the hours actually worked, wages for the Company's temporary workers are a variable cost that increases or decreases directly in proportion to revenue.
The Company has one franchisee which operates five dispatch offices. The Company does not intend to grant additional franchises. Royalty revenues from the franchised dispatch offices are not material during any period presented herein.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

   The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated:

                                                          THIRTEEN WEEKS ENDED
                                                          --------------------
                                                          APRIL 3,   MARCH 31,
                                                          --------   ---------
                                                            1998       1997
                                                          --------   ---------
Revenues from services . . . . . . . . . . . . . . . . .    100.0%     100.0%
Cost of services . . . . . . . . . . . . . . . . . . . .    (69.9)     (71.4)
Selling, general and administrative expenses . . . . . .    (28.6)     (29.7)
Depreciation and amortization. . . . . . . . . . . . . .     (1.5)      (1.8)
Interest income, net . . . . . . . . . . . . . . . . . .      0.2        0.3
Income (loss) before tax (provision) benefit . . . . . .      0.3       (2.6)
Net income (loss). . . . . . . . . . . . . . . . . . . .      0.2       (1.5)


THIRTEEN WEEKS ENDED APRIL 3, 1998 COMPARED TO THIRTEEN WEEKS ENDED
MARCH 31, 1997

     DISPATCH OFFICES. The number of offices grew to 420 at April 3, 1998 from 316 locations at December 31, 1997, a net increase of 104 dispatch offices, or 32.9%. During the quarter ended March 31, 1997, the number of offices grew to 256 from 200 locations at December 31, 1996, a net increase of 56 dispatch offices, or 28.0%. The Company estimates that its aggregate costs of opening 104 new dispatch offices in the first quarter of 1998 was approximately $5.2 million, an average of approximately $50,000 per dispatch office, compared to aggregate costs of approximately $1.8 million, an average of approximately $33,000 per dispatch office, to open 56 new stores in the first quarter of 1997. The increase in per-store costs in 1998 was primarily the result of the addition of a CDM to each dispatch office. Approximately $1.1 million of 1998 costs includes dispatch office pre-opening costs such as salaries, recruiting, testing, training, lease and other related costs, which are capitalized and amortized using the straight-line method over two years. The remaining approximately $4.1 million includes computer systems and other equipment related costs, CDMs, and leasehold improvements.

     REVENUES FROM SERVICES. Revenues from services increased to $94.0 million in the first quarter of 1998 as compared to $51.7 million in the first quarter of 1997, an increase of $42.3 million or 81.8%. The increase in revenues is due primarily to the increase in the number of dispatch offices and continued increases in revenues from mature dispatch offices.
Additionally, the Company continues to consolidate its position in the marketplace and build brand awareness, eliminating the need to discount billing rates to attract new customers at new dispatch offices.

     COST OF SERVICES. Cost of services increased to $65.7 million in the first quarter of 1998 from $36.9 million in the first quarter of 1997, an increase of $28.8 million or 77.9%. The increase in cost of services was due largely to the 81.8% increase in revenue from 1997 to 1998. Cost of services was 69.9% of revenue in the first quarter of 1998 compared to 71.4% of revenue in the first quarter of 1997. Cost of services as a percentage of revenues improved 1.5% as compared to the first quarter of 1997 because the Company is generally no longer required to use introductory lower rates to attract new customers in new dispatch offices. Additionally, the Company's workers' compensation claims experience continued to improve. Workers' compensation expense as a percentage of sales improved from 5.8% in the first quarter of 1997 to 5.1% in the first quarter of 1998.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $26.9 million in the first quarter of 1998 as compared to $15.4 million in the first quarter of 1997, an increase of $11.5 million or 74.7%. The increase was largely due to an 81.8% increase in revenue from 1997 to 1998. Selling, general and administrative expenses were 28.6% of revenues in the first quarter of 1998 as compared to 29.7% of revenues in the first quarter of 1997. The decrease in selling, general and administrative expenses as a percentage of revenue in the first quarter of 1998 is due mainly to economies of scale on fixed and semi-fixed dispatch office operating and corporate administrative costs. The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $1.4 million in the first quarter of 1998 and $0.9 million in the first quarter of 1997, an increase of $0.5 million or 48.5%. The increase in depreciation and amortization expense is primarily the result of amortization of dispatch office pre-opening costs as the Company continued its rapid expansion by adding 116 stores in 1997 and 104 stores during the first quarter of 1998. Additionally, the Company added approximately $4.0 million in property and equipment during 1997 and $5.9 million in the first quarter of 1998. These additions primarily include information systems, CDMs and other equipment for new dispatch offices and enhanced management information systems hardware and software.

     In March 1998, the Accounting Standards Executive Committee (the "AcSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("the Statement"). The Statement establishes new rules for the financial reporting of start-up costs, and will require the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting the Statement, any capitalized pre-opening costs in the first quarter of the year adopted. The Statement is effective for years beginning after December 31, 1998 and the Company will adopt it in the first quarter of 1999. The effect of adopting the Statement will be to recognize a non-operating expense, net of tax, of approximately $1.8 million, plus any additional pre-opening costs capitalized during the next three quarters ended December 31, 1998, net of amortization expense recognized during the period.

     INTEREST INCOME, NET. Interest income, net of interest expense was $208,000 in the first quarter of 1998 compared to $162,000 in the first quarter of 1997, an increase of $46,000 or 28.4%. The increase was the result of higher invested cash balances in the first quarter of 1998 as compared to the first quarter of 1997. The increase was offset in part by an increase in interest expense from $22,627 in 1997 to $104,348 in 1998 as the Company has recorded the acquisition of the CDMs as a capital lease.

     TAXES ON INCOME. Taxes on income increased to a provision of $0.1 million in the first quarter of 1998 from a tax benefit of $0.6 million in the first quarter of 1997, an increase of $0.7 million. The increase in taxes was due to the increase in pretax income to $0.1 million in the first quarter of 1998 from a pretax loss of $1.4 million in the first quarter of 1997. The Company's effective tax rate was 42.0% in the first quarter of 1998 as compared to 41.6% in the first quarter of 1997. The principal difference between the statutory income tax rate and the Company's effective income tax rate result from state income taxes, certain non-deductible expenses and non-taxable interest income.

     The Company had a net deferred tax asset of approximately $4.5 million at April 3, 1998, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

     NET INCOME. Net income for the quarter ended April 3, 1998 increased to $0.1 million from a 1997 first quarter net loss of $0.8 million, an increase of $0.9 million. The increase was largely due to an 81.8% increase in revenues in first quarter 1998 to $94.0 million from first quarter 1997 revenues of $51.7 million. Contributing to the increase in net income was a decrease in cost of services as a percentage of revenues from 71.4% in first quarter 1997 to 69.9% in the first quarter of 1998 and a decrease in selling, general and administrative costs as a percentage of revenues from 29.7% in the first quarter of 1997 to 28.6% in first quarter 1998.

     LIQUIDITY AND CAPITAL RESOURCES
     Net cash used in operating activities was $1.8 million in the first quarter of 1998 and $5.6 million in the first quarter of 1997. The decrease in cash used in operations in 1998 as compared to 1997 is largely due to net income for the quarter ended April 3, 1998, increases in non-cash expenses including depreciation and amortization and the provision for doubtful accounts, and a smaller increase in the Company's net deferred tax asset. Additionally, the net change in assets and liabilities including accounts receivable, accounts payable, accrued wages and benefits and workers' compensation deposits and credits was smaller than in the first quarter of 1997. These changes were offset by a decrease in income taxes payable and an increase in prepaid expenses and other in first quarter 1998 as compared to first quarter 1997.

     The Company used net cash in investing activities of $2.8 million in first quarter 1998, and $3.5 million in the first quarter of 1997. The decrease in cash used in investing activities in 1998 as compared to 1997 is due primarily to the replacement of restricted cash held by the Company's captive insurance subsidiary with letters of credit in December 1997. The Company's expenditures for new dispatch office pre-opening costs declined to $1.1 million in first quarter 1998 compared to $1.4 million in the first quarter of 1997 and was approximately offset by an increase in the Company's capital expenditures from $1.4 million in first quarter 1997 to $1.7 million in the first quarter of 1998.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities was $348,000 in first quarter 1998 and $(127,000) in first quarter 1997. The increase in cash provided by financing activities in 1998 as compared to 1997 is due mainly to the Company's sale of common stock on exercise of options and warrants and through the Employee Stock Purchase Plan. Additionally, in the first quarter of 1997 the Company used cash of $529,000 to repurchase shares of its common stock on the open market, a use of cash which was partially offset by an increase in checks issued against future deposits of $381,000.

     During 1997, the Company entered into a line-of-credit agreement with U.S. Bank with interest at the bank's prime rate (8.5% at April 3, 1998). The agreement allows the company to borrow up to the lesser of $30 million or 80% of eligible accounts receivable, as defined by the bank. The line-of-credit is secured primarily by the Company's accounts receivable and expires in June 1999. The line-of-credit agreement requires that the Company maintain minimum net worth and working capital amounts. The Company was in compliance with the requirements at April 3, 1998.

     As discussed further in Note 2 to the consolidated financial statements, in 1997 the Company replaced the cash deposits required by its workers' compensation program with irrevocable letters of credit totaling $15.9 million. The letters of credit bear fees of .75% and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at April 3, 1998, no borrowings were outstanding on the line-of-credit, $15.9 million was committed by the letters of credit and $14.1 million was available for borrowing. During April 1998, the Company increased the letters of credit to $18.1 million and has agreed to increase the letters of credit by a further $3.7 million through June 1998. During 1998, the Company expects to complete negotiations with its lender to increase its line-of-credit to approximately $60 million on substantially the same terms as its existing line-of-credit.

    In December 1997, the Company entered into an agreement to lease 450 automated CDMs for installation in all of the Company's dispatch offices. The fair market value of the CDMs at inception of the lease is approximately $6.2 million. The lease is payable over 84 months with an imputed interest rate of 9.0% and is secured by the CDMs. During the three months ended April 3, 1998, the Company installed 302 CDMs in its dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $4.2 million with future minimum lease payments over the next 5 years of approximately $0.4 million per year. The Company anticipates installing CDMs at all of its dispatch offices in the United States during 1998. Included as an exhibit to this Form 10-Q is an example of a CDM lease, all such leases having substantially identical terms and conditions.

     Historically, the Company has financed its operations through cash generated by external financing including term loans, lines-of-credit and a common stock offering completed in 1996. The principal use of cash is to finance the growth in receivables and the cost of opening new dispatch offices. The Company may experience cash flow deficits from operations and investing activities while the Company expands its operations, including the acceleration of opening new dispatch offices. Management expects cash flow deficits to be financed by profitable operations, the use of the Company's line of credit, and may consider other equity or debt financings as necessary.
 The Company analyzes acquisition opportunities from time to time and may pursue acquisitions in certain circumstances. Any acquisitions the Company enters into may require additional equity or debt financing.

     INFORMATION PROCESSING SYSTEMS AND THE YEAR 2000
     As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. Management believes that the year 2000 does not pose a significant operational problem for the Company's computer systems. The Company has completed its assessment of its significant systems and believes them to be year 2000 compliant. Management has not completed its assessment of the systems of third parties with which it deals. While it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues, management does not believe the potential problems associated with year 2000 will have a material effect on its financial condition or results of operations.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:
          THE FOLLOWING EXHIBITS ARE BEING FILED AS A PART OF THIS REPORT:

          EXHIBIT NO.    DESCRIPTION
          10.9           Form of equipment lease and related schedules at
                         various dates Between the Company as lessor, T&W Financial Corporation as Lessee and Diebold
                         Corporation as vendor.

          27 Financial Data Schedule as of April 3, 1998 and March 31, 1997 and for each of the thirteen week periods then ended.

     (b)  REPORTS ON FORM 8-K
          On January 6, 1998, the Company filed a Report on Form 8-K, reporting under Item 5, disclosing that the Company had declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. The dividend was payable to shareholders of record on February 2, 1998.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT:    LABOR READY, INC.


By:  /s/ Glenn A. Welstad                                   May 8, 1998
     --------------------------------------------------     ------------------
     Glenn A. Welstad                                       Date
     Chairman of the Board, Chief Executive
     Officer and President


By:  /s/ Joseph P. Sambataro, Jr.                           May 8, 1998
     --------------------------------------------------     ------------------
     Joseph P. Sambataro, Jr.                               Date
     Executive Vice President, Chief Financial Officer,
     Treasurer and Assistant Secretary



-------------------------------------------------------------------------------
                                    Page 14