Form 10-Q
period 1998-07-03
LABOR READY INC
filed 1998-08-17
CIK 768899

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JULY 3, 1998

                        COMMISSION FILE NUMBER 0-23828

                              LABOR READY, INC.
--------------------------------------------------------------------------------
              (Exact Name of Registrant as specified in its charter)

          Washington                                        91-1287341
----------------------------------              --------------------------------
   (State of Incorporation)                       (Employer Identification No.)

     1016 S. 28TH Street, Tacoma, Washington                   98409
-------------------------------------------------         ----------------
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

                         YES  (X)         NO (    )
                             ------          ------


     As of July 27, 1998, the Registrant had 27,778,159 shares of Common Stock outstanding.
-------------------------------------------------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                 LABOR READY, INC.

                                       INDEX



PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets
                    July 3, 1998 and December 31, 1997....................... 2

                    Consolidated Statements of Income
                    Twenty-Six and Thirteen Weeks Ended
                    July 3, 1998 and June 30, 1997........................... 4

                    Consolidated Statements of Cash Flows
                    Twenty-Six Weeks Ended July 3, 1998
                    and June 30, 1997........................................ 5

                    Notes to Consolidated Financial Statements............... 6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............ 9

PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders..... 15

          Item 6.   Exhibits and Reports on Form 8-K........................ 16

          SIGNATURES........................................................ 16

                                 LABOR READY, INC.

                            CONSOLIDATED BALANCE SHEETS

                                   (IN THOUSANDS)


                                       ASSETS



                                                                                (UNAUDITED)
                                                                                   JULY 3,      DECEMBER 31,
                                                                                    1998           1997
                                                                                 ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .       $  15,289      $ 22,117
  Accounts receivable, less allowance for doubtful accounts
    of $3,253 and $2,851 . . . . . . . . . . . . . . . . . . . . . . . . .           58,066       36,614
  Workers' compensation deposits and credits . . . . . . . . . . . . . . .            2,336        1,082
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . .            3,963        2,660
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .            1,745        3,144
                                                                                 ----------      -------
   Total current assets . . . . . . .  . . . . . . . . . . . . . . . . . .           81,399       65,617
                                                                                 ----------      -------

PROPERTY AND EQUIPMENT:
  Buildings and land . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,794        4,448
  Computers and software . . . . . . . . . . . . . . . . . . . . . . . . .           11,165        8,220
  Cash dispensing machines . . . . . . . . . . . . . . . . . . . . . . . .            6,369          --
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . .              585          497
                                                                                  ---------      -------
                                                                                     22,913       13,165
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .            4,180        2,839
                                                                                  ---------      -------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .           18,733       10,326
                                                                                  ---------      -------

OTHER ASSETS:
  Intangible assets and other, less amortization
    of $5,330 and $3,569 . . . . . . . . . . . . . . . . . . . . . . . . .            3,030        3,076
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .            2,520        1,212
  Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              121          136
                                                                                  ---------     --------
Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,671        4,424
                                                                                  ---------     --------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 105,803     $ 80,367
                                                                                  ---------     --------
                                                                                  ---------     --------






            See accompanying notes to consolidated financial statements.

                                 LABOR READY, INC.

                            CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           (UNAUDITED)
                                                                              JULY 3,       DECEMBER 31,
                                                                               1998             1997
                                                                           -----------      ------------
CURRENT LIABILITIES:
  Checks issued against future deposits ..................................  $  6,223          $  --
  Line of credit .........................................................     2,200             --
  Accounts payable .......................................................     4,013            3,711
  Accrued wages and benefits .............................................     5,384            4,080
  Reserve for workers' compensation claims ...............................     7,661            7,109
  Income taxes payable ...................................................     1,264              875
  Current maturities of long-term debt ...................................       511               13
                                                                            --------          -------
    Total current liabilities ............................................    27,256           15,788
                                                                            --------          -------

LONG-TERM LIABILITIES:
  Long-term debt, less current maturities ................................     5,023               76
  Reserve for workers' compensation claims ...............................    11,052            6,462
                                                                            --------          -------
    Total long-term liabilities ..........................................    16,075            6,538
                                                                            --------          -------
    Total liabilities ....................................................    43,331           22,326
                                                                            --------          -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.197 par value 20,000 shares authorized;
  4,324 shares issued and outstanding .....................................      854              854
  Common stock, no par value 100,000 shares authorized;
  27,727 and 27,662 shares issued and outstanding .........................   50,894           49,694
  Cumulative other comprehensive income (expense):
    Cumulative foreign currency translation adjustment ....................     (155)              86
  Retained earnings .......................................................   10,879            7,407
                                                                            --------          -------
    Total shareholders' equity ............................................   62,472           58,041
                                                                            --------          -------
    Total liabilities and shareholders' equity ............................ $105,803          $80,367
                                                                            --------          -------
                                                                            --------          -------


             See accompanying notes to consolidated financial statements.

                                 LABOR READY, INC.

                         CONSOLIDATED STATEMENTS OF INCOME

                      (In Thousands Except Per Share Amounts)

                                    (Unaudited)


                                               TWENTY-SIX WEEKS ENDED         THIRTEEN WEEKS ENDED
                                                JULY 3,        JUNE 30,       JULY 3,        JUNE 30,
                                                 1998            1997          1998            1997
                                               --------       --------       --------        -------
Revenues from services. . . . . . . . .        $237,028       $129,334       $142,997        $77,620
Cost of services. . . . . . . . . . . .         166,284         90,169        100,588         53,247
                                               --------       --------       --------        -------
Gross profit. . . . . . . . . . . . . .          70,744         39,165         42,409         24,373
Selling, general and
  administrative expense. . . . . . . .          61,824         36,328         34,910         20,911
  Depreciation and amortization . . . .           3,103          2,083          1,723          1,154
                                               --------       --------       --------        -------
Income from operations. . . . . . . . .           5,817            754          5,776          2,308

Interest income (expense), net  . . . .             112            278            (96)            81
                                               --------       --------       --------        -------
Income before taxes on income . . . . .           5,929          1,032          5,680          2,389

Taxes on income . . . . . . . . . . . .           2,436            446          2,331          1,011
                                               --------       --------       --------        -------
Net income. . . . . . . . . . . . . . .        $  3,493         $  586       $  3,349        $ 1,378
                                               --------       --------       --------        -------
                                               --------       --------       --------        -------
Earnings per common share:
  Basic . . . . . . . . . . . . . . . .        $    .13       $    .02       $    .12        $   .05
                                               --------       --------       --------        -------
  Diluted . . . . . . . . . . . . . . .        $    .12       $    .02       $    .12        $   .05
                                               --------       --------       --------        -------
                                               --------       --------       --------        -------
Weighted average shares:
  Basic . . . . . . . . . . . . . . . .          27,727         27,721         27,767         27,617
                                               --------       --------       --------        -------
                                               --------       --------       --------        -------
  Diluted . . . . . . . . . . . . . . .          28,741         27,847         28,985         27,708
                                               --------       --------       --------        -------
                                               --------       --------       --------        -------


                  See accompanying notes to consolidated financial statements.

                                 LABOR READY, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (IN THOUSANDS)

                                   (UNAUDITED)




                                                                    TWENTY-SIX WEEKS ENDED
                                                                JULY 3, 1998    JUNE 30, 1997
                                                                ------------    -------------
CASH FLOWS FROM OPERATING ACTVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .   $  3,493       $    586
Adjustments to reconcile net income to net cash used
  in operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .      3,102          2,083
  Provision for doubtful accounts . . . . . . . . . . . . . .        562          1,555
  Deferred income taxes . . . . . . . . . . . . . . . . . . .         92         (1,333)
  Gain on restricted fund investments . . . . . . . . . . . .         --            (22)
Changes in assets and liabilities
  Accounts receivable . . . . . . . . . . . . . . . . . . . .    (22,091)       (13,869)
  Workers' compensation deposits and credits. . . . . . . . .     (1,254)        (1,051)
  Prepaid expenses and other. . . . . . . . . . . . . . . . .     (1,303)           173
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .        396             69
  Accrued wages and benefits. . . . . . . . . . . . . . . . .      1,304             37
  Reserve for workers' compensation claims. . . . . . . . . .      5,142          3,907
  Income taxes payable. . . . . . . . . . . . . . . . . . . .        676          2,757
                                                                --------        -------
Net cash used in operating activities . . . . . . . . . . . .     (9,881)        (5,108)
                                                                --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . . . .     (5,795)        (5,581)
  Restricted cash . . . . . . . . . . . . . . . . . . . . . .         14           (727)
                                                                --------        -------
Net cash used in investing activities . . . . . . . . . . . .     (5,781)        (6,308)
                                                                --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit. . . . . . . . . . . . . .      2,200             --
  Checks issued against future deposits . . . . . . . . . . .      6,078         (1,008)
  Proceeds from options and warrants exercised  . . . . . . .        549             15
  Proceeds from sale of stock through Employee Stock
    Purchase Plan . . . . . . . . . . . . . . . . . . . . . .        249            145
  Purchase and retirement of common stock . . . . . . . . . .         --         (1,155)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . .         --            (21)
  Payments on capital lease obligations . . . . . . . . . . .       (217)            --
  Payments on long-term debt. . . . . . . . . . . . . . . . .         (6)            (7)
                                                                --------        -------
Net cash provided by (used in) financing activities . . . . .      8,853         (2,031)
  Effect of exchange rates on cash  . . . . . . . . . . . . .        (19)            (6)
                                                                --------        -------
Net decrease in cash and cash equivalents . . . . . . . . . .     (6,828)       (13,453)
CASH AND CASH EQUIVALENTS, beginning of period  . . . . . . .     22,117         17,598
                                                                --------        -------
CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . .   $ 15,289        $ 4,145
                                                                --------        -------
                                                                --------        -------




            See accompanying notes to consolidated financial statements.

ITEM 1.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 annual report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the twenty-six week period ended July 3, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2. WORKERS' COMPENSATION

The Company provides workers' compensation insurance to its temporary workers and regular employees. In Washington, Ohio and West Virginia (the monopolistic states), the Company is required to make payments into state administered programs, at rates established by each state, based upon the job classification of the insured workers and the previous claims experience of the Company. The Washington program provides for a retroactive adjustment of workers' compensation payments based upon actual claims experience. Upon adjustment, overpayments to the program are returned to the Company and underpayments, if any, are assessed. At July 3, 1998 and December 31, 1997, the Company recorded workers' compensation credit receivables of $1.4 million and $1.1 million and workers' compensation liabilities of $0.5 million and $0.6 million related to the monopolistic states.

For workers' compensation claims originating in the remaining states (the non-monopolistic states), the Company self-insures the deductible amount per claim to a maximum aggregate stop-loss limit and has engaged a third party administrator to manage the claims and related claims expense. The deductible amount was $250,000 per claim to an aggregate maximum of approximately $5.0 million, $6.5 million and $19.0 million in 1995, 1996 and 1997, respectively. In January 1998, the Company renewed its insurance program, the terms of which included a reduction of the 1995 and 1996 aggregate maximums to $4.5 million and $5.2 million, respectively. Additionally, for claims arising in 1998, the per claim deductible was increased to $350,000 and the maximum aggregate stop-loss limit was reduced from the 1997 limit of $11.60 per $100 of temporary worker payroll to $10.41.

In years prior to 1998, the Company was required to deposit with its workers compensation carrier, cash collateral in the amount of its total estimated claims remaining to be paid. In December 1997, the Company replaced its cash deposits required by the workers' compensation program with irrevocable letters of credit totaling $15.9 million. During the twenty-six weeks ended July 3, 1998, the company increased the letters of credit to $21.7 million. The letters of credit bear fees of .75% per year and are supported by an equal amount of available borrowings on the Company's $40 million line of credit. Accordingly, at July 3, 1998, borrowings of $2.2 million were outstanding on the line-of-credit, and $21.7 million was committed by the letters of credit. During the third quarter of 1998, the Company expects to obtain a surety bond in an amount not to exceed 50% of its estimated unpaid estimated workers compensation claims reserve. The bond will bear fees of
 .5% per year and may be renewed annually. The remaining portion of the Company's estimated unpaid workers' compensation claims reserve will continue to be collateralized with letters of credit, however with the surety bond, the company expects to reduce its need for letters of credit through the end of 1998 by approximately $10.0 million.

The Company establishes provisions for future claim liabilities based upon actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheet as of July 3, 1998 and December 31, 1997, are reserves for claims and claim related expenses arising in non-monopolistic states of $18.2 million and $12.9 million. The reserve for workers' compensation claims was computed using a discount rate of 6.0% at July 3, 1998 and December 31, 1997.

Workers' compensation expense totaling $7.5 million and $3.9 million was recorded as a component of cost of services in each of the thirteen weeks
ended July 3, 1998 and June 30, 1997, respectively.   Workers' compensation
expense totaling $12.3 million and $6.8 million was recorded as a component of cost of services in each of the twenty-six weeks ended July 3, 1998 and June 30, 1997, respectively.

The Company has formed a wholly-owned, off-shore captive, Labor Ready Assurance Company ("Labor Ready Assurance"), for the management and payment of workers' compensation claims and claim related expenses. Labor Ready Assurance reinsures levels of coverage for losses in excess of the aggregate stop-loss limits with unrelated insurance carriers. Funds are deposited with Labor Ready Assurance for the payment of claims and claim related expenses, and annual premiums are paid to Labor Ready Assurance based principally upon the cost of reinsurance and other operating expenses. At July 3, 1998 and December 31, 1997, $121,480 and $136,000 remained on deposit with Labor Ready Assurance and was recorded as restricted cash in the accompanying consolidated balance sheets.

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

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARD

Certain pre-opening costs incurred to open new dispatch offices, including salaries, recruiting, testing, training, lease and other related costs, are capitalized and amortized using the straight-line method over two years. In March 1998, the Accounting Standards Executive Committee (the "AcSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("the Statement"). The Statement establishes new rules for the financial reporting of start-up costs, and will require the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting the Statement, any capitalized pre-opening costs in the first quarter of the year adopted. The Statement is effective for years beginning after December 31, 1998 and the Company will adopt it in the first quarter of 1999. The effect of adopting the Statement will be to recognize a non-operating expense, net of tax, of approximately $1.5 million, plus any additional pre-opening costs capitalized during the next two quarters ended December 31, 1998, net of amortization expense recognized during the period.

NOTE 4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                      (AMOUNTS IN THOUSANDS)
                                                      TWENTY-SIX WEEKS ENDED
                                                      ----------------------
                                                        JULY 3,       JUNE 30,
                                                         1998           1997
                                                        ------        -------
Cash paid during the period for:
Interest . . . . . . . . . . . . . . . . . . . . .      $  231         $   4

Income taxes . . . . . . . . . . . . . . . . . . .      $1,551         $ 174

Non-cash investing and financing activities:

  Tax effect of disqualifying dispositions on
    options exercised. . . . . . . . . . . . . . . .    $  287            --

  Preferred stock dividends accrued . . . . . . . . .   $   21            --

  Contribution of common stock to 401(k) plan . . . .   $  116          $ 81

  Assets acquired with capital lease obligations. . .   $5,667            --


NOTE 5.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents for the Company include the dilutive effect of outstanding options, except where their inclusion would be anti-dilutive.

Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share data):


                                                     TWENTY-SIX WEEKS ENDED         THIRTEEN WEEKS ENDED
                                                    -----------------------       ------------------------
                                                     JULY 3,        JUNE 30,       JULY 3,       JUNE 30,
                                                      1998            1997           1998          1997
                                                    --------       --------       --------       --------
BASIC:
Net income. . . . . . . . . . . . . . . . . . .     $  3,493       $    586       $  3,349       $  1,378
Less preferred stock dividends. . . . . . . . .          (21)           (21)           (11)           (11)
                                                    --------       --------       --------       --------
Income allocable to common
shareholders. . . . . . . . . . . . . . . . . .        3,472            565          3,338          1,367
                                                    --------       --------       --------       --------
Weighted average shares outstanding . . . . . .       27,727         27,721         27,767         27,617
                                                    --------       --------       --------       --------
Net income per share. . . . . . . . . . . . . .     $    .13       $    .02       $    .12       $    .05
                                                    --------       --------       --------       --------
DILUTED:
Income allocable to common
shareholders. . . . . . . . . . . . . . . . . .     $  3,472         $  565       $  3,338       $  1,367
                                                    --------       --------       --------       --------
Weighted average shares outstanding . . . . . .       27,727         27,721         27,767         27,617
Plus options to purchase common stock at
  end of period. . . . . . . . . . . . . . . .         2,570            982          2,570            982
Less shares assumed repurchased . . . . . . . .       (1,556)          (856)        (1,352)          (891)
                                                    --------       --------       --------       --------
Weighted average shares outstanding
  including options. . . . . . . . . . . . . .        28,741         27,847         28,985         27,708
                                                    --------       --------       --------       --------
Net income per share . . . . . . . . . . . . .      $    .12       $    .02       $    .12        $   .05
                                                    --------       --------       --------       --------

All share and per share data for 1998 and 1997 have been restated to reflect the Company's 3-for-2 stock splits which were effective on June 9, 1998 and October 24, 1997.

NOTE 6.  COMPREHENSIVE INCOME

The Company's comprehensive income is as follows (amounts in thousands):

                                                             TWENTY-SIX WEEKS ENDED  THIRTEEN WEEKS ENDED
                                                             ----------------------  --------------------
                                                                JULY 3,   JUNE 30,   JULY 3,    JUNE 30,
                                                                 1998       1997      1998       1997
                                                                ------      ----    ------       ------
Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $3,493      $586    $3,349       $1,378
Other comprehensive income(expense) net of income taxes:
  Foreign currency translation. . . . . . . . . . . . . . .       (142)       (4)       (6)          21
                                                                ------      ----    ------       ------
Comprehensive income. . . . . . . . . . . . . . . . . . . .     $3,351      $582    $3,343       $1,399
                                                                ------      ----    ------       ------
                                                                ------      ----    ------       ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Form 10-Q, including statements about the Company's revenue growth, the demand for temporary labor, its plans for opening new offices, and its plans for installing new Cash Dispensing Machines ("CDM") are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. As such, these forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to (1) the Company's ability to manage and continue its rapid growth, (2) economic conditions in its key market areas, and (3) other risks as set forth in Item 7 of the Company's Form 10-K for the year ended December 31, 1997. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

OVERVIEW

Labor Ready is the leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily in the construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial industries. The Company has rapidly grown from eight dispatch offices in 1991 to 481 dispatch offices at July 3, 1998. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising. The Company's annual revenues have grown from approximately $6 million in 1991 to $335 million in 1997 and $237 million for the first half of 1998. This revenue growth has been generated both by opening new dispatch offices in markets throughout the U.S. and Canada and by continuing to increase sales at existing dispatch offices.

The Company opened 165 dispatch offices during the first half of 1998 and expects to open at least 200 additional dispatch offices in 1999. The Company expects the average cost of opening each new dispatch office in 1999 to be approximately $50,000. The cost of opening a new dispatch office includes extensive management training, the installation of sophisticated computer and other office systems and a CDM. Further, once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. The Company pays its temporary workers on a daily basis, and generally bills its customers weekly. Consequently, the Company experiences significant negative cash flow from operations and investment activities during periods of high growth. The Company may continue to experience periods of negative cash flow from operations and investment activities while it rapidly opens dispatch offices and may require additional sources of working capital in order to continue to grow.

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

Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the customer mix diversifies. From time to time during peak periods, the Company experiences shortages of available temporary workers. By July 3, 1998, the Company completed the installation of the CDMs in substantially all of its dispatch offices in the United States. The CDMs provide the Company's temporary workers with the option of receiving cash payment instead of a payroll check. The Company believes this additional feature is unique among its direct competitors and should increase the Company's ability to attract available temporary workers.

Revenue from services includes revenues earned on services provided by the Company's temporary workers and fees generated by the CDMs.

Cost of services includes the wages and related payroll taxes of temporary workers, workers' compensation expense, unemployment compensation insurance and transportation. Cost of services as a percentage of revenues has historically been affected by numerous factors, including the use of lower introductory rates to attract new customers at new dispatch offices, the use of higher pay rates to attract more skilled workers and the changing geographic mix of new and established, more mature markets. Although the Company has implemented policies and procedures to prevent unplanned increases in pay rates, and is no longer required to discount billing rates to attract new customers, significant continuing fluctuations in cost of services can be expected as the Company pursues further aggressive growth.

Selling, general and administrative expenses include the salaries and wages of the Company's operations and administrative personnel, dispatch office operating expenses, corporate office operating expenses and the cost of the CDM program.

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

RESULTS OF OPERATIONS

The following table compares the operating results of the Company for the twenty-six and thirteen weeks ended July 3, 1998 and June 30, 1997 (amounts in thousands):


                                                               TWENTY-SIX WEEKS ENDED            THIRTEEN WEEKS ENDED
                                                           ------------------------------    ------------------------------
                                                            JULY 3,   PERCENT     JUNE 30,    JULY 3,   PERCENT    JUNE 30,
                                                             1998      CHANGE      1997        1998      CHANGE      1997
                                                           --------   -------    --------    --------   -------    --------
Revenues from services . . . . . . . . . . . . . . . . .   $237,028     83.3     $129,334    $142,997     84.2     $77,620
Cost of services . . . . . . . . . . . . . . . . . . . .    166,284     84.4       90,169     100,588     88.9      53,247
                                                           --------    -----     --------    --------   ------     -------
Gross profit. . . . . . . . . . . . . . . . . . . . . . .    70,744     80.6       39,165      42,409     74.0      24,373
Selling, general and administrative expenses . . . . . .     61,824     70.2       36,328      34,910     66.9      20,911
Depreciation and amortization . . . . . . . . . . . . . .     3,103     49.0        2,083       1,723     49.3       1,154
                                                           --------    -----     --------    --------   ------     -------
Income from operations. . . . . . . . . . . . . . . . . .     5,817    671.5          754       5,776    150.3       2,308
Interest income (expense), net . . . . . . . . . . . . .        112    (59.7)         278         (96)  (218.5)         81
                                                           --------    -----     --------    --------   ------     -------
Income before taxes on income . . . . . . . . . . . . . .     5,929    474.5        1,032       5,680    137.8       2,389
Taxes on income . . . . . . . . . . . . . . . . . . . . .     2,436    446.2          446       2,331    130.6       1,011
                                                           --------    -----     --------    --------   ------     -------
Net income . . . . . . . . . . . . . . . . . . . . . . .   $  3,493    496.1     $    586    $  3,349    143.0     $ 1,378
                                                           --------    -----     --------    --------   ------     -------
                                                           --------    -----     --------    --------   ------     -------

THIRTEEN WEEKS ENDED JULY 3, 1998 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30, 1997
   DISPATCH OFFICES
   The number of offices grew to 481 at July 3, 1998 from 420 locations at April 3, 1998, a net increase of 61 dispatch offices, or 14.5%. During the thirteen weeks ended June 30, 1997, the number of offices grew to 300 from 256 locations at March 31, 1997, a net increase of 44 dispatch offices, or 17.2%. The Company has met its target for 1998 dispatch office openings and does not expect to open any material number of offices during the balance of 1998. The Company estimates that its aggregate costs of opening
   61 new dispatch offices in the second quarter of 1998 were approximately
   $3.0 million, an average of approximately $50,000 per dispatch office, compared to aggregate costs of approximately $1.4 million, an average of approximately $33,000 per dispatch office, to open 44 new stores in the second quarter of 1997. The increase in per-store costs in 1998 was primarily the result of the addition of a CDM to each dispatch office. Approximately $.6 million of second quarter 1998 costs includes dispatch office pre-opening costs such as salaries, recruiting, testing, training, lease and other related costs, which are capitalized and amortized using the straight-line method over two years. The remaining approximately $2.4 million includes computer systems and other equipment related costs, CDMs, and leasehold improvements.

   REVENUES FROM SERVICES
   The Company's revenues from services increased to $143.0 million for the thirteen weeks ended July 3, 1998, as compared to $77.6 million for the thirteen weeks ended June 30, 1998, an increase of $65.4 million or 84.3%. The increase in revenues is due primarily to the increase in the number of dispatch offices and continued increases in revenues from mature dispatch offices. Additionally, the Company opened more stores in the first quarter of 1998 than in the same period in 1997, and the Company's management has become more skilled and efficient at opening stores. Finally, the Company continues to consolidate its position in the marketplace and build brand awareness, eliminating the need to discount billing rates to attract new customers at new dispatch offices. Included in revenues from services for the thirteen weeks ended July 3, 1998 and June 30, 1997 are CDM fees of $.9 million and $0, respectively.

   COST OF SERVICES
   Cost of services increased to $100.6 million for the thirteen weeks ended July 3, 1998 as compared to $53.2 million for the thirteen weeks ended June 30, 1997, an increase of $47.4 million or 89.1%. This increase is directly related to the corresponding increase in revenues during the period. Cost of services was 70.3% of revenue in the second quarter of 1998 compared to 68.6% of revenue in the second quarter of 1997. Cost of services as a percentage of revenues increased 1.7% as compared to the second quarter of 1997 primarily because newly trained managers believed they would attract more skilled workers if they offered a slightly higher pay rate and the changing geographic mix of new and established, more mature markets. Although the Company has implemented new policies and procedures to prevent unplanned increases in pay rates, significant continuing fluctuations in cost of services can be expected as the Company pursues further aggressive growth.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Selling, general and administrative expenses were $34.9 million in the second quarter of 1998 as compared to $20.9 million in the second quarter of 1997, an increase of $14.0 million or 67.0%. The increase was largely due to the 84.3% increase in revenue from 1997 to 1998. Selling, general and administrative expenses were 24.4% of revenues in the second quarter of 1998 as compared to 26.9% of revenues in the second quarter of 1997. The decrease in selling, general and administrative expenses as a percentage of revenue in the second quarter of 1998 is due mainly to economies of scale on fixed and semi-fixed dispatch office operating and corporate administrative costs. Included in selling, general and administrative expense for the thirteen weeks ended July 3, 1998 and June 30, 1997 are CDM related expenses of $.4 million and $0, respectively.

   The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

   DEPRECIATION AND AMORTIZATION EXPENSE
   Depreciation and amortization expense was $1.7 million in the second quarter of 1998 and $1.2 million in the second quarter of 1997, an increase of $0.5 million or 41.7%. The increase in depreciation and amortization expense is primarily the result of amortization of dispatch office pre-opening costs as the Company continued its rapid expansion by adding 116 stores in 1997 and 165 stores during the twenty-six weeks ended July 3, 1998. Additionally, the Company added approximately $4.0 million in property and equipment during 1997 and $9.7 million in the first half of 1998. These additions primarily include the CDMs and computer equipment, software, and other equipment needed for the new stores opened during the period. Included in depreciation and amortization expense for the thirteen weeks ended July 3, 1998 and June 30, 1997 are depreciation on CDMs of $.2 million and $0, respectively.

   In March 1998, the Accounting Standards Executive Committee (the "AcSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("the Statement"). The Statement establishes new rules for the financial reporting of start-up costs, and will require the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting the Statement, any capitalized pre-opening costs in the first quarter of the year adopted. The Statement is effective for years beginning after December 31, 1998 and the Company will adopt it in the first quarter of 1999. The effect of adopting the Statement will be to recognize a non-operating expense, net of tax, of approximately $1.5 million, plus any additional pre-opening costs capitalized during the next two quarters ended December 31, 1998, net of amortization expense recognized during the period.

   INTEREST INCOME (EXPENSE), NET
   The Company recorded net interest expense of $96,000 in the second quarter of 1998 as compared to interest income of $81,000 in the second quarter of 1997. The increase in interest expense was the result of lower invested cash balances in the second quarter of 1998 as compared to the second quarter of 1997. The decrease in invested cash balances is primarily the result of implementation of the CDM program and the use of cash to fund the Company's 84.3% growth in sales. Additionally, because the Company has recorded the acquisition of the CDMs as a capital lease, during the second quarter of 1998, the Company recorded interest expense of $85,044 as compared to none in the second quarter of 1997.

   The Company expects to incur interest expense in the third quarter of 1998 as the cash demands of the Company's busiest time of year will require borrowing on the Company's revolving line of credit. Additionally, cash balances of approximately $14 million at July 3, 1998, held in the CDMs for payment of temporary worker payrolls, will continue to reduce cash available for investing.

     TAXES ON INCOME
     Taxes on income increased to a provision of $2.3 million in the second quarter of 1998 from a provision of $1.0 million in the second quarter of 1997, an increase of $1.3 million or 130.0%. The increase in taxes was due to the increase in pretax income to $5.7 million in the second quarter of 1998 from pretax income of $2.4 million in the second quarter of 1997. The Company's effective tax rate was 41.0% in the second quarter of 1998 as compared to 42.3% in the second quarter of 1997. The decrease in the effective rate was primarily due to changes in estimated prior period amounts in the 1997 tax provision. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate result from state income taxes and certain non-deductible expenses.

     The Company had a net deferred tax asset of approximately $4.3 million at July 3, 1998, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

     NET INCOME
     The Company reported net income of $3.3 million for the thirteen weeks ended July 3, 1998, as compared to net income of $1.4 million, for the thirteen weeks ended June 30, 1997, an increase of $1.9 million or 135.7%. As a percentage of revenues from services, net income increased to 2.3% for the second quarter of 1998, which compares to 1.8%, for the second quarter of 1997, an increase of .5%. This increase in net income is primarily the result of increased revenues and economies of scale realized on selling, general and administrative expenses, offset by a decrease in the Company's gross margin as a percentage of sales in the second quarter of 1998.


TWENTY-SIX WEEKS ENDED JULY 3, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 30, 1997

     DISPATCH OFFICES
     The Company opened 165 dispatch offices during the twenty-six weeks ended July 3, 1998 as compared to 105 dispatch offices opened during the same period of the prior year. The total number of dispatch offices grew from 305 at June 30, 1997 to 481 at July 3, 1998, an increase of 57.7%. The Company has met its target for 1998 dispatch office openings and does not expect to open any material number of offices during the balance of 1998. The Company estimates that its aggregate costs of opening 165 new dispatch offices in the first half of 1998 was approximately $8.3 million, an average of approximately $50,000 per dispatch office, compared to aggregate costs of approximately $3.5 million, an average of approximately $33,000 per dispatch office, to open 105 new stores in the first half of 1997. The increase in per-store costs in 1998 was primarily the result of the addition of a CDM to each dispatch office. Approximately $2.1 million of 1998 costs includes dispatch office pre-opening costs such as salaries, recruiting, testing, training, lease and other related costs, which are capitalized and amortized using the straight-line method over two years. The remaining approximately $6.2 million includes computer systems and other equipment related costs, CDMs, and leasehold improvements.

     REVENUES FROM SERVICES
     The Company's revenues from services increased to $237.0 million for the twenty-six weeks ended July 3, 1998, as compared to $129.3 million for the twenty-six weeks ended June 30, 1998, an increase of $107.7 million or 83.3%. The increase in revenues is due primarily to the increase in the number of dispatch offices and continued increases in revenues from mature dispatch offices. Additionally, the Company opened more stores in the first quarter of 1998 than in the same period in 1997, and the Company's management has become more skilled and efficient at opening stores. Finally, the Company continues to consolidate its position in the marketplace and build brand awareness, eliminating the need to discount billing rates to attract new customers at new dispatch offices. Included in revenues from services for the twenty-six weeks ended July 3, 1998 and June 30, 1997 are CDM fees of $1.1 million and $0, respectively.

     COST OF SERVICES
     Cost of services increased to $166.3 million for the twenty-six weeks ended July 3, 1998 as compared to $90.2 million for the twenty-six weeks ended June 30, 1997, an increase of $76.1 million or 84.4%. This increase is directly related to the corresponding increase in revenues during the period. Cost of services was 70.2% of revenue in the first half of 1998 compared to 69.7% of revenue in the first half of 1997. Cost of services as a percentage of revenues increased .5% as compared to the first half of 1997 primarily because newly trained managers believed they would attract more skilled workers if they offered a slightly higher pay rate and the changing geographic mix of new and established, more mature markets. Although the Company has implemented new policies and procedures to prevent unplanned increases in pay rates, significant continuing fluctuations in cost of services can be expected as the Company pursues further aggressive growth.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses were $61.8 million in the first half of 1998 as compared to $36.3 million in the first half of 1997, an increase of $25.5 million or 70.2%. The increase was largely due to the 83.3% increase in revenue from 1997 to 1998. Selling, general and administrative expenses were 26.1% of revenues in the second half of 1998 as compared to 28.1% of revenues in the second half of 1997. The decrease in selling, general and administrative expenses as a percentage of revenue in the second half of 1998, is due mainly to economies of scale on fixed and semi-fixed dispatch office operating and corporate administrative costs. Included in selling, general and administrative expense for the twenty-six weeks ended July 3, 1998 and June 30, 1997 are CDM related expenses of $.5 million and $0, respectively.

     The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

     DEPRECIATION AND AMORTIZATION EXPENSE
     Depreciation and amortization expense was $3.1 million in the second half of 1998 and $2.1 million in the second half of 1997, an increase of $1.0 million or 47.6%. The increase in depreciation and amortization expense is primarily the result of amortization of dispatch office pre-opening costs as the Company continued its rapid expansion by adding 116 stores in 1997 and 165 stores during the twenty-six weeks ended July 3, 1998. Additionally, the Company added approximately $4.0 million in property and equipment during 1997 and $9.7 million in the first half of 1998. These additions primarily include the CDMs and computer equipment, software, and other equipment needed for the new stores opened during the period. Included in depreciation and amortization expense for the twenty-six weeks ended July 3, 1998 and June 30, 1997 are depreciation on CDMs of $.3 million and $0, respectively.

     INTEREST INCOME (EXPENSE), NET
     The Company recorded net interest income of $.1 million in the first half of 1998 as compared to interest income of $.3 million in the first half of 1997, a decrease of .2 million or 66.7%. The decrease in interest income was the result of lower invested cash balances in the first half of 1998 as compared to the first half of 1997. The decrease in invested cash balances is primarily the result of implementation of the CDM program and the use of cash to fund the Company's 83.3% growth in sales. Additionally, because the Company has recorded the acquisition of the CDMs as a capital lease, during the second half of 1998, the Company recorded in interest expense of $.2 million as compared to none in the second half of 1997.

     The Company expects to incur interest expense in the third quarter of 1998 as the cash demands of the Company's busiest time of year will require continued borrowing on the Company's revolving line of credit. Additionally, cash balances of approximately $14 million at July 3, 1998, held in the CDMs for payment of temporary worker payrolls, will continue to reduce cash available for investing.

     TAXES ON INCOME
     Taxes on income increased to a provision of $2.4 million in the first half of 1998 from a provision of $.4 million in the first half of 1997, an increase of $2.0 million or 500.0%. The increase in taxes was due to the increase in pretax income to $5.9 million in the first half of 1998 from pretax income of $1.0 million in the first half of 1997. The Company's effective tax rate was 41.1% in the first half of 1998 as compared to 43.2% in the first half of 1997. The decrease in the effective rate was primarily due to changes in estimated prior period amounts in the 1997 tax provision. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate result from state income taxes and certain non-deductible expenses.

     The Company had a net deferred tax asset of approximately $4.3 million at July 3, 1998, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

     NET INCOME
     The Company reported net income of $3.5 million for the twenty-six weeks ended July 3, 1998, as compared to net income of $.6 million, for the twenty-six weeks ended June 30, 1997, an increase of $2.9 million or 483.3%. As a percentage of revenues from services, net income increased to 1.5% for the first half of 1998, which compares to 0.4%, for the first half of 1997, an increase of 1.1%. This increase in net income is primarily the result of increased revenues and economies of scale realized on selling general and administrative expenses, offset by a decrease in the Company's gross margin as a percentage of sales in the second half of 1998.

     LIQUIDITY AND CAPITAL RESOURCES
     Net cash used in operating activities was $9.9 million in the first half of 1998 compared to $5.1 million in the first half of 1997. The increase in cash used in operations in 1998 is largely due to the increase in accounts receivable as compared to the same period in 1997. Additionally, the net change in workers' compensation deposits and credits, prepaid expenses and income taxes payable was greater than in the first half of 1997. These changes were offset by an increase in net income in 1998, and increases in the deferred income tax asset and workers' compensation claims reserve.

     The Company used net cash in investing activities of $5.8 million in first half of 1998, compared to $6.3 million in the first half of 1997. The decrease in cash used in investing activities in 1998 as compared to 1997 is due primarily to the replacement of restricted cash held by the Company's captive insurance subsidiary with letters of credit in December 1997, eliminating the need to invest additional cash as capital in the captive. The Company's capital expenditures includes dispatch office pre-opening costs, and property and equipment acquired other than through capital lease. Capital expenditures in the first half of 1998 increased by .2 million over the first half of 1997. This increase does not include the lease-purchase of the CDMs which are accounted for as a non-cash transaction.

     Net cash provided by (used in) financing activities was $8.9 million in the first half of 1998 and $(2.0) million in the first half 1997. The increase in cash provided by financing activities in 1998 as compared to 1997 is due mainly to the Company's net borrowings on the line of credit and an increase in checks issued against future deposits. In the first half of 1997, the Company used cash of $1.1 million to repurchase shares of its common stock on the open market and recorded a decrease in checks issued against future deposits of $1.0 million.

     In June 1998, the Company entered into a new line of credit agreement with U.S. Bank. The new agreement allows the company to borrow up to the lesser of $40 million or 80% of eligible accounts receivable, as defined by the bank, with interest at the lesser of the bank's prime rate (8.5% at July 3, 1998) or the London Inter-Bank Offering Rate (LIBOR) plus 1.44%. The line of credit is secured primarily by the Company's accounts receivable and is due in full on June 30, 2000. The line of credit agreement requires that the Company maintain certain minimum net worth and working capital amounts and ratios. The Company was in compliance with the requirements at July 3, 1998.

     As discussed further in Note 2 to the consolidated financial statements, in 1997 the Company replaced the cash deposits required by its workers' compensation program with irrevocable letters of credit totaling $15.9 million. During the first half of 1998, the Company increased the letters of credit to $21.7 million. The letters of credit bear annual fees of .75% and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at July 3, 1998, borrowings of $2.2 million were outstanding on the line of credit, $21.7 million was committed by the letters of credit and $16.1 million was available for borrowing. During the third quarter of 1998, the Company expects to obtain a surety bond in an amount not to exceed 50% of its estimated unpaid estimated reserve for workers compensation claims. The bond will bear fees of .5% per year and may be renewed annually. The remaining portion of the Company's estimated unpaid workers' compensation claims reserve will continue to be collateralized with letters of credit, however with the surety bond, the company expects to reduce its need for letters of credit through the end of 1998 by approximately $10.0 million.

     In December 1997, the Company entered into an agreement to lease 450 automated CDMs for installation in all of the Company's dispatch offices. The fair market value of the CDMs at inception of the lease is approximately $6.2 million. The lease is payable over 84 months with an imputed interest rate of 9.0% and is secured by the CDMs. During the twenty-six weeks ended July 3, 1998, the Company installed 408 CDMs in its dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $5.7 million with future minimum lease payments over the next 5 years of approximately $1.1 million per year. The Company anticipates installing CDMs at all of its remaining dispatch offices in the United States during 1998 and in all new offices opened in the United States during 1999.

     Included in cash and cash equivalents at July 3, 1998, is approximately $14.0 million of cash which is located in the CDMs for payment of temporary worker payrolls. The Company anticipates further increases in cash held in the CDMs as it enters the busiest time of its year and completes the installation of CDMs at all of its dispatch offices in the United States.

     Historically, the Company has financed its operations through cash generated by external financing including term loans, lines-of-credit and a common stock offering completed in 1996. The principal use of cash is to finance the growth in receivables, fund the cost of opening new dispatch offices and to fund the initial deposit of cash into newly installed CDMs. The Company may experience cash flow deficits from operations and investing activities while the Company expands its operations, including the acceleration of opening new dispatch offices. Management expects cash flow deficits to be financed by profitable operations, the use of the Company's line of credit, and may consider other equity or debt financings as necessary. The Company analyzes acquisition opportunities from time to time and may pursue acquisitions in certain circumstances. Any acquisitions the Company enters into may require additional equity or debt financing.

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

PART II.   OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 7, 1998, at the Company's Special Meeting of Shareholders ("the Special Meeting"), the shareholders of the Company voted to: (1) amend the Company's Articles of Incorporation to authorize the issuance of up to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, (2) approve an increase of 1,400,000 shares available for grant under the Company's 1996 Employee Stock Option and Incentive Plan, and (3) approve an increase of 600,000 shares available for grant under the Company's 1996 Employee Stock Purchase Plan. The results of the proposals voted upon at the Special Meeting are as follows (vote totals have not been adjusted for the Company's 3 for 2 stock split, effective June 9, 1998):


                                      FOR         AGAINST       ABSTAIN
                                  ----------     ---------      -------
Proposal (1)                      11,245,455     2,761,455      114,712

Proposal (2)                      13,192,808       853,863       74,951

Proposal (3)                      13,313,196       710,146       98,280


On August 5, 1998, at the Company's Annual Meeting of Shareholders ("the Annual Meeting") the shareholders of the Company voted to: (1) elect 6 directors, and
(2) to appoint Arthur Andersen LLP as the Company's independent accountants for the year ended December 31, 1998. The results of the proposals voted upon at the Annual Meeting are as follows:


                                                FOR      AGAINST   WITHHELD  ABSTAIN
                                             ----------  -------   --------  -------
1.   a)   Election of
          Glenn A. Welstad                   26,714,346     --     399,490     --

     b)   Election of
          Robert J. Sullivan                 26,714,958     --     398,878     --

     c)   Election of
          Thomas E. McChesney                26,742,001     --     371,835     --

     d)   Election of
          Ralph E. Peterson                  26,702,295     --     411,241     --

     e)   Election of
          Ronald J. Junck                    26,718,726     --     395,110     --

     f)   Election of
          Richard W. Gasten                  26,716,870     --     396,966     --

2.   Ratification of Arthur Andersen LLP
     as the Company's independent
     auditors and accountants                27,033,663   28,309      --     51,864


PART II.   OTHER INFORMATION
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS:
           The following exhibits are being filed as a part of this report:

          EXHIBIT NO.    DESCRIPTION
          10.10          Business Loan Agreement between Labor Ready, Inc. and
                         U.S. Bank of Washington, N.A., dated June 18, 1998

          27 Financial Data Schedules as of July 3, 1998 and June 30, 1997 and for each of the twenty-six week periods then ended.

     (b)  REPORTS ON FORM 8-K
          None.



SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT:    LABOR READY, INC.


By:  /s/ Glenn A. Welstad                         August 12, 1998
     --------------------------------------       ---------------
     Glenn A. Welstad                             Date
     Chairman of the Board, Chief Executive
     Officer and President


By:  /s/ Joseph P. Sambataro, Jr.                 August 12, 1998
     --------------------------------------       ---------------
     Joseph P. Sambataro, Jr.                     Date
     Executive Vice President,
     Chief Financial Officer, Treasurer
     and Assistant Secretary
