Form 10-Q
period 1998-10-02
LABOR READY INC
filed 1998-11-13
CIK 768899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 2, 1998

                         Commission File Number 0-23828



                                Labor Ready, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           Washington                                  91-1287341
-------------------------------------------------------------------------------
     (State of Incorporation)               (Employer Identification No.)

     1016 S. 28th Street, Tacoma, Washington                 98409
-------------------------------------------------------------------------------
     (Address of Principal Executive Offices)              (Zip Code)


                                 (253) 383-9101
-------------------------------------------------------------------------------
                         (Registrant's Telephone Number)

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

   As of November 5, 1998, the Registrant had 27,880,878 shares of Common Stock outstanding.

-------------------------------------------------------------------------------

                DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                LABOR READY, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets
                    October 2, 1998 and December 31, 1997. . . . . . . . . . . . . . .2

                    Consolidated Statements of Income
                    Thirty-Nine and Thirteen Weeks Ended
                    October 2, 1998 and September 26, 1997 . . . . . . . . . . . . . .4

                    Consolidated Statements of Cash Flows
                    Thirty-Nine Weeks Ended October 2, 1998
                    and September 26, 1997 . . . . . . . . . . . . . . . . . . . . . .5

                    Notes to Consolidated Financial Statements . . . . . . . . . . . .6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . . . . . . . . .9

PART II.   OTHER INFORMATION

          Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .15


                    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                    ASSETS

                                                                         (UNAUDITED)
                                                                          OCTOBER 2,    DECEMBER 31,
                                                                            1998            1997
                                                                         ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .    $ 25,583        $22,117
  Accounts receivable, less allowance for doubtful accounts
   of $3,587 and $2,851. . . . . . . . . . . . . . . . . . . . . . . .      80,384         36,614
  Workers' compensation deposits and credits . . . . . . . . . . . . .       2,761          1,082
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .       3,876          2,660
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .       4,075          3,144
                                                                          --------        -------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . .     116,679         65,617
                                                                          --------        -------
PROPERTY AND EQUIPMENT:
  Buildings and land . . . . . . . . . . . . . . . . . . . . . . . . .       4,724          4,448
  Computers and software . . . . . . . . . . . . . . . . . . . . . . .      11,889          8,220
  Cash dispensing machines . . . . . . . . . . . . . . . . . . . . . .       7,252            --
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . .         565            497
                                                                          --------        -------
                                                                            24,430         13,165
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .       5,079          2,839
                                                                          --------        -------
    Property and equipment, net. . . . . . . . . . . . . . . . . . . .      19,351         10,326
                                                                          --------        -------
OTHER ASSETS:
  Intangible assets and other, less amortization
   of $5,835 and $3,569. . . . . . . . . . . . . . . . . . . . . . . .       2,545          3,076
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .       2,011          1,212
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . .         151            136
                                                                          --------        -------
    Total other assets . . . . . . . . . . . . . . . . . . . . . . . .       4,707          4,424
                                                                          --------        -------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    $140,737        $80,367
                                                                          --------        -------
                                                                          --------        -------

          See accompanying notes to consolidated financial statements.

                               LABOR READY, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      (UNAUDITED)
                                                                       OCTOBER 2,     DECEMBER 31,
                                                                          1998            1997
                                                                      -----------     ------------
CURRENT LIABILITIES:
     Line of credit. . . . . . . . . . . . . . . . . . . . . . . . .    $ 21,125        $   --
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .       6,223          3,711
     Accrued wages and benefits. . . . . . . . . . . . . . . . . . .       8,344          4,080
     Reserve for workers' compensation claims. . . . . . . . . . . .      12,890          7,109
     Income taxes payable. . . . . . . . . . . . . . . . . . . . . .       4,896            875
     Current maturities of long-term debt. . . . . . . . . . . . . .         751             13
                                                                        --------        -------
       Total current liabilities . . . . . . . . . . . . . . . . . .      54,229         15,788
                                                                        --------        -------
LONG-TERM LIABILITIES:
     Long-term debt, less current maturities . . . . . . . . . . . .       5,256             76
     Reserve for workers' compensation claims. . . . . . . . . . . .       9,984          6,462
                                                                        --------        -------
       Total long-term liabilities . . . . . . . . . . . . . . . . .      15,240          6,538
                                                                        --------        -------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . .      69,469         22,326
                                                                        --------        -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.197 par value 20,000 shares authorized;
       4,324 shares issued and outstanding . . . . . . . . . . . . .         854            854
     Common stock, no par value 100,000 shares authorized;
       27,856 and 27,662 shares issued and outstanding . . . . . . .      52,832         49,694
     Cumulative other comprehensive income (expense):
       Cumulative foreign currency translation adjustment. . . . . .        (336)            86
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . .      17,918          7,407
                                                                        --------        -------
       Total shareholders' equity. . . . . . . . . . . . . . . . . .      71,268         58,041
                                                                        --------        -------
       Total liabilities and shareholders' equity. . . . . . . . . .    $140,737        $80,367
                                                                        --------        -------
                                                                        --------        -------

          See accompanying notes to consolidated financial statements.

                              LABOR READY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)

                                            THIRTY-NINE WEEKS ENDED            THIRTEEN WEEKS ENDED
                                         ------------------------------     ----------------------------
                                         OCTOBER 2,       SEPTEMBER 26,     OCTOBER 2,     SEPTEMBER 26,
                                            1998               1997            1998             1997
                                         ----------       -------------     ----------     -------------
Revenues from services . . . . . . . . .  $428,879           $231,047        $191,851         $101,713
Cost of services . . . . . . . . . . . .   300,750            162,713         134,466           72,544
                                          --------           --------        --------         --------
Gross profit . . . . . . . . . . . . . .   128,129             68,334          57,385           29,169
  Selling, general and
   administrative expense. . . . . . . .   103,244             57,329          41,420           21,001
  Depreciation and amortization. . . . .     4,543              3,192           1,440            1,109
                                          --------           --------        --------         --------
Income from operations . . . . . . . . .    20,342              7,813          14,525            7,059

Interest income (expense), net . . . . .       (58)               460            (170)             183
                                          --------           --------        --------         --------
Income before taxes on income. . . . . .    20,284              8,273          14,355            7,242

Taxes on income. . . . . . . . . . . . .     8,249              3,787           5,813            3,341
                                          --------           --------        --------         --------
Net income . . . . . . . . . . . . . . .  $ 12,035           $  4,486        $  8,542         $  3,901
                                          --------           --------        --------         --------
                                          --------           --------        --------         --------
Earnings per common share:
  Basic. . . . . . . . . . . . . . . . .  $    .43           $    .16        $    .31         $    .14
                                          --------           --------        --------         --------
  Diluted. . . . . . . . . . . . . . . .  $    .42           $    .16        $    .30         $    .14
                                          --------           --------        --------         --------
                                          --------           --------        --------         --------
Weighted average shares:
  Basic. . . . . . . . . . . . . . . . .    27,769             27,678          27,848           27,594
                                          --------           --------        --------         --------
                                          --------           --------        --------         --------
  Diluted. . . . . . . . . . . . . . . .    28,736             27,948          28,909           28,096
                                          --------           --------        --------         --------
                                          --------           --------        --------         --------

          See accompanying notes to consolidated financial statements.

                              LABOR READY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                                   THIRTY-NINE WEEKS ENDED
                                                                                 ----------------------------
                                                                                 OCTOBER 2,     SEPTEMBER 26,
                                                                                    1998             1997
                                                                                 ----------     -------------
CASH FLOWS FROM OPERATING ACTVITIES:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 12,035         $  4,486
Adjustments to reconcile net income to net cash used
    in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .           4,543            3,192
    Net change in allowance for doubtful accounts. . . . . . . . . . . . .             896            3,873
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .          (1,730)          (2,951)
    Gain on restricted fund investments. . . . . . . . . . . . . . . . . .             --               (29)
Changes in assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .         (44,948)         (26,746)
    Workers' compensation deposits and credits . . . . . . . . . . . . . .          (1,678)          (5,197)
    Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . .          (1,236)             117
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,532              587
    Accrued wages and benefits . . . . . . . . . . . . . . . . . . . . . .           4,218            1,307
    Reserve for workers' compensation claims . . . . . . . . . . . . . . .           9,304            6,434
    Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .           5,802            5,235
                                                                                  --------         --------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . .         (10,262)          (9,692)
                                                                                  --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .          (6,645)          (6,275)
    Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (15)            (750)
                                                                                  --------         --------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . .          (6,660)          (7,025)
                                                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on line of credit . . . . . . . . . . . . . . . . . . .          21,125              --
    Checks issued against future deposits. . . . . . . . . . . . . . . . .             --             1,299
    Proceeds from options and warrants exercised . . . . . . . . . . . . .           1,190               20
    Proceeds from sale of stock through Employee Stock Purchase Plan . . .             476              238
    Purchase and retirement of common stock. . . . . . . . . . . . . . . .          (1,917)          (1,396)
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               (32)
    Payments on capital lease obligations. . . . . . . . . . . . . . . . .            (387)             --
    Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . .             (89)             (10)
                                                                                  --------         --------
Net cash provided by financing activities. . . . . . . . . . . . . . . . .          20,398              119
    Effect of exchange rates on cash . . . . . . . . . . . . . . . . . . .             (10)             (20)
                                                                                  --------         --------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .           3,466          (16,618)
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . . . . .          22,117           17,598
                                                                                  --------         --------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . . . . .        $ 25,583         $    980
                                                                                  --------         --------
                                                                                  --------         --------

           See accompanying notes to consolidated financial statements.

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 annual report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the thirty-nine week period ended October 2, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2. WORKERS' COMPENSATION

The Company provides workers' compensation insurance to its temporary workers and regular employees. For workers' compensation claims originating in the majority of states (the 43 non-monopolistic states), the Company has purchased a large-deductible insurance policy. Under terms of the policy, the Company's workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses beyond the deductible amount are paid by independent insurance companies unrelated to the Company.
Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company. In 1997, the per occurrence deductible amount was $250,000 per claim, to an aggregate maximum of $11.60 per $100 of temporary worker payroll, or $18.8 million. For claims arising in 1998, the per occurrence deductible amount was increased to $350,000 and the maximum aggregate stop-loss limit was reduced to $10.41 per $100 of temporary worker payroll, or $20.5 million through October 2, 1998.

For claims arising in years prior to 1997, the Company has insured all losses beyond amounts reserved in its financial statements with independent insurance companies unrelated to the Company. The difference between the maximum aggregate stop-loss limit for claims arising in 1997 and the 39 weeks ended October 2, 1998 and the total of claims paid and reserved for in the Company's financial statements for the same periods is $2.0 million. This amount represents the maximum additional exposure, net of tax, to the Company before its maximum aggregate stop-loss limits are met for all periods before October 2, 1998.

The Company establishes its reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheet as of October 2, 1998 and December 31, 1997, are workers' compensation claims reserves in the non-monopolistic states of $22.0 million and $12.9 million, respectively. The claims reserves were computed using a discount rate of 6.0% at October 2, 1998 and December 31, 1997.

Workers' compensation expense totaling $10.3 million and $6.7 million was recorded as a component of cost of services in each of the thirteen weeks ended October 2, 1998 and September 26, 1997, respectively. Workers' compensation expense totaling $22.6 million and $13.5 million was recorded as a component of cost of services in each of the thirty-nine weeks ended October 2, 1998 and September 26, 1997, respectively.

The Company is required to provide collateral in the amount of the maximum aggregate stop-loss limits, less claims paid to date. The Company provides approximately 50% of the required collateral in the form of a surety bond, and 50% in letters of credit. Accordingly, at October 2, 1998, $14.5 million of the collateral was satisfied with surety bonds and $12.6 million was satisfied with letters of credit.

For workers' compensation claims originating in Washington, Ohio, Nevada and West Virginia (the monopolistic states), and Canada and Puerto Rico, the Company pays workers' compensation insurance premiums as required by state administered programs. The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and the previous claims experience of the Company. The Washington program provides for a retroactive adjustment of workers' compensation payments based upon actual claims experience. Upon adjustment, overpayments to the program are returned to the Company and underpayments, if any, are assessed. At October 2, 1998 and December 31, 1997, the Company recorded workers' compensation credit receivables of $1.4 million and $1.1 million and workers' compensation liabilities of $0.9 million and $0.6 million related to the monopolistic states.

The Company has established a risk management department at its corporate headquarters to manage its insurers, third party claims administrators, and medical service providers. To reduce wage-loss compensation claims, the Company employs claims coordinators throughout the United States. The claims coordinators manage the acceptance, processing and final resolution of claims and administer the Company's return to work program. Workers in the program are employed on customer assignments that require minimal physical exertion or within the Company in the local dispatch office. The Company has an on-line connection with its third party administrator that allows the claims coordinators to maintain visibility of all claims, manage their progress and generate required management information.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARD

Certain pre-opening costs incurred to open new dispatch offices, including salaries, recruiting, testing, training, lease and other related costs, are capitalized and amortized over two years using the straight-line method. In March 1998, the Accounting Standards Executive Committee (the "AcSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("the Statement"). The Statement establishes new rules for the financial reporting of start-up costs, and will require the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting the Statement, any capitalized pre-opening costs in the first quarter of the year adopted. The Statement is effective for years beginning after December 31, 1998 and the Company will adopt it in the first quarter of 1999. The effect of adopting the Statement will be to recognize a non-operating expense, net of tax, of approximately $1.2 million, plus any additional pre-opening costs capitalized during the quarter ended December 31, 1998, net of amortization expense recognized during the fourth quarter.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    (AMOUNTS IN THOUSANDS)
                                                                    THIRTY-NINE WEEKS ENDED
                                                                  ---------------------------
                                                                  OCTOBER 2,    SEPTEMBER 26,
                                                                     1998           1997
                                                                  ----------    -------------
Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . .         $  534         $    7

     Income taxes. . . . . . . . . . . . . . . . . . . . . .         $3,850         $2,206

Non-cash investing and financing activities:
     Tax effect of disqualifying dispositions
       on options exercised. . . . . . . . . . . . . . . . .         $1,782            --

     Preferred stock dividends accrued . . . . . . . . . . .         $   32            --

     Contribution of common stock to
       401(k) plan . . . . . . . . . . . . . . . . . . . . .         $  116         $   81

     Assets acquired with capital lease obligations. . . . .         $6,393            --

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

Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share data):

                                                 THIRTY-NINE WEEKS ENDED         THIRTEEN WEEKS ENDED
                                              ----------------------------   ---------------------------
                                              OCTOBER 2,     SEPTEMBER 26,   OCTOBER 2,    SEPTEMBER 26,
                                                 1998             1997          1998            1997
                                              ----------     -------------   ----------    -------------
BASIC:
Net income . . . . . . . . . . . . . .         $12,035          $ 4,486       $ 8,542         $ 3,901
Less preferred stock dividends . . . .             (32)             (32)          (11)            (11)
                                               -------          -------       -------         -------
Income allocable to common
  shareholders . . . . . . . . . . . .         $12,003          $ 4,454       $ 8,531         $ 3,890
                                               -------          -------       -------         -------
Weighted average shares outstanding. .          27,769           27,678        27,848          27,594
                                               -------          -------       -------         -------
Net income per share . . . . . . . . .         $   .43          $   .16       $   .31         $   .14
                                               -------          -------       -------         -------
                                               -------          -------       -------         -------
DILUTED:
Income allocable to common
  shareholders . . . . . . . . . . . .         $12,003          $ 4,454       $ 8,531         $ 3,890
                                               -------          -------       -------         -------

Weighted average shares outstanding. .          27,769           27,678         7,848          27,594
Plus options to purchase common
  stock at end of period . . . . . . .           2,420            1,733         2,420           1,733
Less shares assumed repurchased. . . .          (1,453)          (1,463)       (1,359)         (1,231)
                                               -------          -------       -------         -------
Weighted average shares outstanding
  including options. . . . . . . . . .          28,736           27,948        28,909          28,096
                                               -------          -------       -------         -------
Net income per share . . . . . . . . .         $   .42          $   .16       $   .30         $   .14
                                               -------          -------       -------         -------
                                               -------          -------       -------         -------

All share and per share data for 1998 and 1997 have been restated to reflect the Company's 3-for-2 stock splits which were effective on June 9, 1998 and October 24, 1997.

NOTE 6.  COMPREHENSIVE INCOME

The Company's comprehensive income is as follows (amounts in thousands):

                                                 THIRTY-NINE WEEKS ENDED         THIRTEEN WEEKS ENDED
                                              ----------------------------   ---------------------------
                                              OCTOBER 2,     SEPTEMBER 26,   OCTOBER 2,    SEPTEMBER 26,
                                                 1998             1997          1998            1997
                                              ----------     -------------   ----------    -------------
Net income . . . . . . . . . . . . . .         $12,035           $4,486        $8,542          $3,901
Other comprehensive income
  (expense) net of income taxes:
    Foreign currency translation . . .            (249)             (11)         (107)             (7)
                                               -------           ------        ------          ------
Comprehensive income . . . . . . . . .         $11,786           $4,475        $8,435          $3,894
                                               -------           ------        ------          ------
                                               -------           ------        ------          ------

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

OVERVIEW

Labor Ready is the leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily in the construction, freight handling, warehousing, landscaping, light manufacturing, and other light industrial industries. The Company has rapidly grown from eight dispatch offices in 1991 to 485 dispatch offices at October 2, 1998. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising. The Company's annual revenues have grown from approximately $6 million in 1991 to $335 million in 1997 and $429 million for the first thirty-nine weeks of 1998. This revenue growth has been generated both by opening new dispatch offices in markets throughout the U.S. and Canada and by continuing to increase sales at existing dispatch offices.

The Company opened 169 dispatch offices during the first thirty-nine weeks of 1998 and expects to open at least 200 additional dispatch offices in 1999. The Company expects the average cost of opening each new dispatch office in 1999 to be approximately $50,000, or approximately $37,000 of capital costs and $13,000 of preopening costs. The cost of opening a new dispatch office includes extensive management training, the installation of sophisticated computer and other office systems and a CDM. Further, once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally in two to six months. The Company pays its temporary workers on a daily basis, and generally bills its customers weekly. Consequently, the Company experiences negative cash flows from operating and investment activities during periods of high growth. The Company may continue to experience periods of negative cash flows from operating and investment activities while it rapidly opens dispatch offices and may require additional sources of working capital in order to continue to grow.

Approximately 20% to 25% of the Company's customers are construction and landscaping businesses, which are significantly affected by the weather. Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months. Further, inclement weather can slow construction and landscaping activities in such periods. As a result, the Company has generally experienced a significant increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the customer mix diversifies. From time to time during peak periods, the Company experiences shortages of available temporary workers. By October 2, 1998, the Company completed the installation of the CDMs in substantially all of its dispatch offices in the United States. The CDMs provide the Company's temporary workers with the option of receiving cash payment instead of a payroll check. The Company believes this additional feature is unique among its direct competitors and should increase the Company's ability to attract available temporary workers.

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

RESULTS OF OPERATIONS

The following table compares the operating results of the Company for the thirty-nine and thirteen weeks ended October 2, 1998 and September 26, 1997 (amounts in thousands):

                                                             THIRTY-NINE WEEKS ENDED               THIRTEEN WEEKS ENDED
                                                        -------------------------------      --------------------------------
                                                         OCT. 2,    PERCENT   SEPT. 26,       OCT. 2,    PERCENT    SEPT. 26,
                                                           1998      CHANGE       1997          1998      CHANGE        1997
                                                        -------------------------------      --------------------------------
Revenues from services . . . . . . . . . . . . . .      $428,879       85.6    $231,047      $191,851       88.6     $101,713
Cost of services . . . . . . . . . . . . . . . . .       300,750       84.8     162,713       134,466       85.4       72,544
                                                        -------------------------------      --------------------------------
Gross profit . . . . . . . . . . . . . . . . . . .       128,129       87.5      68,334        57,385       96.7       29,169
Selling, general and administrative expense. . . .       103,244       80.1      57,329        41,420       97.2       21,001
Depreciation and amortization. . . . . . . . . . .         4,543       42.3       3,192         1,440       29.8        1,109
                                                        -------------------------------      --------------------------------
Income from operations . . . . . . . . . . . . . .        20,342      160.4       7,813        14,525      105.8        7,059
Interest income (expense), net . . . . . . . . . .           (58)    (112.6)        460          (170)    (192.9)         183
                                                        -------------------------------      --------------------------------
Income before taxes on income. . . . . . . . . . .        20,284      145.2       8,273        14,355       98.2        7,242
Taxes on income. . . . . . . . . . . . . . . . . .         8,249      117.8       3,787         5,813       74.0        3,341
                                                        -------------------------------      --------------------------------
Net income . . . . . . . . . . . . . . . . . . . .      $ 12,035      168.3    $  4,486      $  8,542      119.0     $  3,901
                                                        -------------------------------      --------------------------------
                                                        -------------------------------      --------------------------------

THIRTEEN WEEKS ENDED OCTOBER 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 26, 1997

DISPATCH OFFICES

The number of offices grew to 485 at October 2, 1998 from 481 locations at July 3, 1998, a net increase of 4 dispatch offices, or 0.1%. During the thirteen weeks ended September 26, 1997, the number of offices grew to 312 from 300 locations at June 30, 1997, a net increase of 12 dispatch offices, or 4.0%. The Company has met its target for 1998 dispatch office openings and does not expect to open a material number of offices during the balance of 1998.

REVENUES FROM SERVICES

The Company's revenues from services increased to $191.9 million for the thirteen weeks ended October 2, 1998, as compared to $101.7 million for the thirteen weeks ended September 26, 1997, an increase of $90.2 million or 88.7%. The increase in revenues is due primarily to the increase in the number of dispatch offices and continued increases in revenues from mature dispatch offices. Additionally, the Company opened more stores in the first three quarters of 1998 than in the same period in 1997, and the Company's management has become more skilled and efficient at opening stores. Included in revenues from services for the thirteen weeks ended October 2, 1998 and September 26, 1997 are CDM fees of $1.2 million and $0, respectively.

COST OF SERVICES

Cost of services increased to $134.5 million for the thirteen weeks ended October 2, 1998 as compared to $72.5 million for the thirteen weeks ended September 26, 1997, an increase of $62.0 million or 85.5%. This increase is directly related to the corresponding increase in revenues during the period. Cost of services was 70.1% of revenue in the third quarter of 1998 compared to 71.3% of revenue in the third quarter of 1997. Cost of services as a percentage of revenues decreased 1.2% as compared to the third quarter of 1997 primarily because the Company's workers' compensation claims experience continued to improve. Additionally, beginning in 1998, the Company began earning revenue from the CDMs, which is included in revenues from services in the accompanying consolidated financial statements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $41.4 million in the third quarter of 1998 as compared to $21.0 million in the third quarter of 1997, an increase of $20.4 million or 97.1%. The increase was largely due to the 88.7% increase in revenue from 1997 to 1998. Selling, general and administrative expenses were 21.6% of revenues in the third quarter of 1998 as compared to 20.6% of revenues in the third quarter of 1997. The increase in selling, general and administrative expenses as a percentage of revenue in the third quarter of 1998 is due mainly to increased customer acquisition costs as the Company conducted extensive direct mail and telephone solicitation campaigns and hired new sales representatives in the local dispatch offices. Included in selling, general and administrative expense for the thirteen weeks ended October 2, 1998 and September 26, 1997 are CDM related expenses of $.5 million and $0, respectively.

The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense was $1.4 million in the third quarter of 1998 and $1.1 million in the third quarter of 1997, an increase of $0.3 million or 27.3%. The increase in depreciation and amortization expense is primarily the result of amortization of dispatch office pre-opening costs as the Company continued its rapid expansion by adding 114 stores in 1997 and 169 stores during the thirty-nine weeks ended October 2, 1998. Additionally, the Company added approximately $3.9 million in property and equipment during 1997 and $11.3 million in the first thirty-nine weeks of 1998. These additions consist primarily of the CDMs and computer equipment, software, and other equipment needed for the new stores opened during the period. Included in depreciation and amortization expense for the thirteen weeks ended October 2, 1998 and September 26, 1997 are depreciation on CDMs of $.3 million and $0, respectively.

Certain pre-opening costs incurred to open new dispatch offices, including salaries, recruiting, testing, training, lease and other related costs, are capitalized and amortized over two years using the straight-line method. In March 1998, the Accounting Standards Executive Committee (the "AcSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("the Statement"). The Statement establishes new rules for the financial reporting of start-up costs, and will require the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting the Statement, any capitalized pre-opening costs in the first quarter of the year adopted. The Statement is effective for years beginning after December 31, 1998 and the Company will adopt it in the first quarter of 1999. The effect of adopting the Statement will be to recognize a non-operating expense, net of tax, of approximately $1.2 million, plus any additional pre-opening costs capitalized during the quarter ended December 31, 1998, net of amortization expense recognized during the fourth quarter.

INTEREST INCOME (EXPENSE), NET

The Company recorded net interest expense of $170,000 in the third quarter of 1998 as compared to net interest income of $183,000 in the third quarter of 1997. The increase in net interest expense was the result of lower invested cash balances in the third quarter of 1998 as compared to the third quarter of 1997. The decrease in invested cash balances is primarily the result of the Company's 88.7% growth in sales and the use of cash in the CDM program. Additionally, because the Company has recorded the acquisition of the CDMs as capital leases, the Company recorded interest expense of $135,220 in the third quarter of 1998 as compared to none in the third quarter of 1997.

Cash balances of approximately $17.9 million at October 2, 1998, held in the CDMs for payment of temporary worker payrolls, will continue to reduce cash available for investing. However, the Company expects to incur less interest expense in the fourth quarter of 1998 as the collection of receivables from the Company's busiest time of year will allow the Company to reduce or eliminate its borrowings on the revolving line of credit.

TAXES ON INCOME

Taxes on income increased to a provision of $5.8 million in the third quarter of 1998 from a provision of $3.3 million in the third quarter of 1997, an increase of $2.5 million or 75.8%. The increase in taxes was due to the increase in pretax income to $14.4 million in the third quarter of 1998 from pretax income of $7.2 million in the third quarter of 1997. The Company's effective tax rate was 40.5% in the third quarter of 1998 as compared to 46.1% in the third quarter of 1997. The decrease in the effective rate was primarily due to changes in estimated prior period amounts in the 1997 tax provision. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate result from state income taxes and certain non-deductible expenses.

The Company had a net deferred tax asset of approximately $6.1 million at October 2, 1998, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

NET INCOME

The Company reported net income of $8.5 million for the thirteen weeks ended October 2, 1998, as compared to net income of $3.9 million, for the thirteen weeks ended September 26, 1997, an increase of $4.6 million or 117.9%. As a percentage of revenues from services, net income increased to 4.5% for the third quarter of 1998, which compares to 3.8%, for the third quarter of 1997, an increase of .7%. This increase in net income is primarily the result of increased revenues and gross margin, offset by an increase in the Company's selling, general and administrative expenses as a percentage of sales in the third quarter of 1998.

THIRTY-NINE WEEKS ENDED OCTOBER 2, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1997

DISPATCH OFFICES

The Company opened 169 dispatch offices during the thirty-nine weeks ended October 2, 1998 as compared to 114 dispatch offices opened during the same period of the prior year. The total number of dispatch offices grew from 312 at September 26, 1997 to 485 at October 2, 1998, an increase of 55.4%. The Company has met its target for 1998 dispatch office openings and does not expect to open any material number of offices during the balance of 1998. The Company estimates that its aggregate costs of opening 169 new dispatch offices in the first three quarters of 1998 was approximately $8.5 million, an average of approximately $50,000 per dispatch office, compared to aggregate costs of approximately $3.7 million, an average of approximately $33,000 per dispatch office, to open 114 new stores in the first three quarters of 1997. The increase in per-store costs in 1998 was primarily the result of the addition of a CDM to each dispatch office. Approximately $2.1 million of 1998 costs includes dispatch office pre-opening costs such as salaries, recruiting, testing, training, lease and other related costs, which are capitalized and amortized using the straight-line method over two years. The remaining approximately $6.4 million includes computer systems and other equipment related costs, CDMs, and leasehold improvements.

REVENUES FROM SERVICES

The Company's revenues from services increased to $428.9 million for the thirty-nine weeks ended October 2, 1998, as compared to $231.0 million for the thirty-nine weeks ended September 26, 1997, an increase of $197.9 million or 85.7%.
The increase in revenues is due primarily to the increase in the number of dispatch offices and continued increases in revenues from mature dispatch offices. Additionally, the Company opened more stores in the first three quarters of 1998 than in the same period in 1997, and the Company's management has become more skilled and efficient at opening stores. Included in revenues from services for the thirty-nine weeks ended October 2, 1998 and September 26, 1997 are CDM fees of $2.3 million and $0, respectively.

COST OF SERVICES

Cost of services increased to $300.8 million for the thirty-nine weeks ended October 2, 1998 as compared to $162.7 million for the thirty-nine weeks ended September 26, 1997, an increase of $138.1 million or 84.9%. This increase is directly related to the corresponding increase in revenues during the period. Cost of services was 70.1% of revenue in the thirty-nine weeks ended October 2, 1998 compared to 70.4% of revenue in the same period of 1997. Cost of services as a percentage of revenues decreased .3% as compared to the first half of 1997 primarily because the Company's workers' compensation claims experience continued to improve. Additionally, beginning in 1998, the Company began earning revenue from the CDMs, which is included in Revenue from Services in the accompanying consolidated financial statements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $103.2 million in the thirty-nine weeks ended October 2, 1998 as compared to $57.3 million in the same period of 1997, an increase of $45.9 million or 80.1%. The increase was largely due to the 85.7% increase in revenue from 1997 to 1998. Selling, general and administrative expenses were 24.1% of revenues in the thirty-nine weeks ended October 2, 1998 as compared to 24.8% of revenues in the thirty-nine weeks ended September 26, 1997. The decrease in selling, general and administrative expenses as a percentage of revenue in the first three quarters of 1998, is due mainly to economies of scale on fixed and semi-fixed dispatch office operating and corporate administrative costs. Included in selling, general and administrative expense for the thirty-nine weeks ended October 2, 1998 and September 26, 1997 are CDM related expenses of $.9 million and $0, respectively.

The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense was $4.5 million in the first three quarters of 1998 and $3.2 million in the first three quarters of 1997, an increase of $1.3 million or 40.6%. The increase in depreciation and amortization expense is primarily the result of amortization of dispatch office pre-opening costs as the Company continued its rapid expansion by adding 114 stores in 1997 and 169 stores during the thirty-nine weeks ended October 2, 1998. Additionally, the Company added approximately $3.9 million in property and equipment during 1997 and $11.3 million in the first three quarters of 1998. These additions primarily include the CDMs and computer equipment, software, and other equipment needed for the new stores opened during the period. Included in depreciation and amortization expense for the thirty-nine weeks ended October 2, 1998 and September 26, 1997 are depreciation on CDMs of $.6 million and $0, respectively.

Certain pre-opening costs incurred to open new dispatch offices, including salaries, recruiting, testing, training, lease and other related costs, are capitalized and amortized over two years using the straight-line method. In March 1998, the Accounting Standards Executive Committee (the "AcSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("the Statement"). The Statement establishes new rules for the financial reporting of start-up costs, and will require the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting the Statement, any capitalized pre-opening costs in the first quarter of the year adopted. The Statement is effective for years beginning after December 31, 1998 and the Company will adopt it in the first quarter of 1999. The effect of adopting the Statement will be to recognize a non-operating expense, net of tax, of approximately $1.2 million, plus any additional pre-opening costs capitalized during the quarter ended December 31, 1998, net of amortization expense recognized during the fourth quarter.

INTEREST INCOME (EXPENSE), NET

The Company recorded net interest expense of $58,000 in the thirty-nine weeks ended October 2, 1998 as compared to net interest income of $460,000 in the same period of 1997. The increase in net interest expense was the result of lower invested cash balances in the first three quarters of 1998 as compared to the first three quarters of 1997. The decrease in invested cash balances is primarily the result of the Company's 85.6% growth in sales and the use of cash in the CDM program. Additionally, because the Company has recorded the acquisition of the CDMs as capital leases, during the thirty-nine weeks ended October 2, 1998, the Company recorded interest expense of $320,530 as compared to none in the same period of 1997.

Cash balances of approximately $17.9 million at October 2, 1998, held in the CDMs for payment of temporary worker payrolls, will continue to reduce cash available for investing. However, the Company expects to incur less interest expense in the fourth quarter of 1998 as the collection of receivables from the Company's busiest time of year will allow the Company to reduce or eliminate its borrowings on the revolving line of credit.

TAXES ON INCOME

Taxes on income increased to a provision of $8.2 million in the first three quarters of 1998 from a provision of $3.8 million in the first three quarters of 1997, an increase of $4.4 million or 115.8%. The increase in taxes was due to the increase in pretax income to $20.3 million through the third quarter of 1998 from pretax income of $8.3 million through the third quarter of 1997. The Company's effective tax rate was 40.7% in the first three quarters of 1998 as compared to 45.8% in the same period of 1997. The decrease in the effective rate was primarily due to changes in estimated prior period amounts in the 1997 tax provision. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate result from state income taxes and certain non-deductible expenses.

The Company had a net deferred tax asset of approximately $6.1 million at October 2, 1998, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

NET INCOME

The Company reported net income of $12.0 million for the thirty-nine weeks ended October 2, 1998, as compared to net income of $4.5 million, for the thirty-nine weeks ended September 26, 1997, an increase of $7.5 million or 166.7%. As a percentage of revenues from services, net income increased to 2.8% for the first three quarters of 1998, which compares to 1.9%, for the first three quarters of 1997, an increase of 0.9%. This increase in net income is primarily the result of increased revenues and gross margin and economies of scale realized on selling, general and administrative expenses as a percentage of sales in the first three quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $10.3 million in the first three quarters of 1998 compared to $9.7 million in the first three quarters of 1997. The increase in cash used in operations in 1998 is largely due to the increase in accounts receivable as compared to the same period in 1997, offset by increases in net income, accounts payable, accrued wages and benefits and the workers' compensation claims reserve. Additionally, the increase in workers compensation deposits and credits was less in 1998 than in 1997 because the company was able to use letters of credit and a surety bond instead of cash as collateral for its workers compensation insurance carrier.

The Company used net cash in investing activities of $6.7 million in first three quarters of 1998, compared to $7.0 million in the first three quarters of 1997. The decrease in cash used in investing activities in 1998 as compared to 1997 is due primarily to the replacement of restricted cash held by the Company's captive insurance subsidiary with letters of credit in December 1997, eliminating the need to invest additional cash as capital in the captive. The Company's capital expenditures include dispatch office pre-opening costs, and property and equipment acquired other than through capital leases. Capital expenditures in the first three quarters of 1998 increased by $.4 million over the first three quarters of 1997. This increase does not include the lease-purchase of the CDMs which are accounted for as a non-cash transaction.

Net cash provided by financing activities was $20.4 million in the first three quarters of 1998 and $0.1 million in the first three quarters of 1997. The increase in cash provided by financing activities in 1998 as compared to 1997 is due mainly to the Company's net borrowings on the line of credit and an increase in proceeds from options and warrants exercised.

In June 1998, the Company entered into a new line of credit agreement with U.S. Bank. The new agreement allows the company to borrow up to the lesser of $40 million or 80% of eligible accounts receivable, as defined by the bank, with interest at the lesser of the bank's prime rate (8.5% at October 2, 1998) or the London Inter-Bank Offering Rate (LIBOR) plus 1.44%. The line of credit is secured primarily by the Company's accounts receivable and is due in full on June 30, 2000. The line of credit agreement requires that the Company maintain certain minimum net worth and working capital amounts and ratios. The Company was in compliance with the requirements at October 2, 1998.

The Company has received a commitment letter from U.S. Bank to increase borrowings available on the line of credit to $60 million on terms and conditions substantially similar to those discussed above.

As discussed further in Note 2 to the consolidated financial statements, the Company has provided collateral to its workers' compensation insurance carrier in the form of irrevocable letters of credit totaling $12.6 million at October 2, 1998. The letters of credit bear annual fees of .75% and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at October 2, 1998, borrowings of $21.1 million were outstanding on the line of credit, $12.6 million was committed by the letters of credit and $6.3 million was available for borrowing. The Company expects to increase the collateral required by its insurance carrier through the end of 1998, however, the Company is currently finalizing the renewal of its workers compensation insurance policy for 1999, and beginning in 1999, expects to be able to satisfy the collateral requirement entirely with surety bonds.

In December 1997, the Company entered into an agreement to lease the CDMs for installation in all of the Company's dispatch offices. The fair market value of the CDMs at inception of the lease was approximately $6.2 million. The lease is payable over 84 months with an imputed interest rate of 9.6% and is secured by the CDMs. During the thirty-nine weeks ended October 2, 1998, the Company installed CDMs in its dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $6.4 million with future minimum lease payments over the next 5 years of approximately $1.3 million per year. The Company anticipates installing CDMs in all new offices opened in the United States during 1999.

Included in cash and cash equivalents at October 2, 1998, is approximately $17.9 million of cash which is located in the CDMs for payment of temporary worker payroll. The Company anticipates further increases in cash held in the CDMs during 1999 as it installs CDMs in new offices opened in the United States.

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

INFORMATION PROCESSING SYSTEMS AND THE YEAR 2000

As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. Management believes that the year 2000 does not pose a significant operational problem for the Company's computer systems. The Company has completed its assessment of its significant information processing systems and technology embedded within its information processing equipment and believes them to be substantially year 2000 compliant.

Management has not yet completed its assessment of the systems of third parties with which it deals. The Company is currently conducting a survey of its largest vendors and customers in order to assess the readiness of these key third parties with which it deals. This project is not expected to require significant additional costs to complete because it can be adequately managed with existing staffing within the Company's MIS department. If the Company determines that any of these third parties are unable to adequately address year 2000 issues, the Company believes that alternatives could be found before the year 2000.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:
          The following exhibits are being filed as a part of this Report:

          EXHIBIT NO.    DESCRIPTION
          10.11          Excess Bond to Secure Premium and Deductible
                         Obligations between between Labor Ready, Inc.,
                         Travelers Casualty and Surety Company of America,
                         Mutual Indemnity (U.S.) Ltd., and Legion Insurance
                         Company, dated September 1, 1998.

          27 Financial Data Schedules as of October 2, 1998 and September 26, 1997 and for each of the thirty-nine week periods then ended.

     (b)  REPORTS ON FORM 8-K
          None.


SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT: LABOR READY, INC.


By: /s/ Glenn A. Welstad                           November 13, 1998
    ---------------------------------------        ---------------------------
    Glenn A. Welstad                               Date
    Chairman of the Board, Chief Executive
    Officer and President


By:/s/ Joseph P. Sambataro, Jr.                    November 13, 1998
    ---------------------------------------        ---------------------------
    Joseph P. Sambataro, Jr.                       Date
    Executive Vice President,
    Chief Financial Officer, Treasurer
    and Assistant Secretary