Form 10-K
period 1998-12-31
LABOR READY INC
filed 1999-03-30
CIK 768899

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the year ended December 31, 1998.
                                    -----------------
                                       OR
  /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ---------     -----------

                      Commission File Number 0-23828

                                LABOR READY, INC.
                                -----------------
            (Exact name of registration as specified in its Charter)

                  Washington                             91-1287341
------------------------------------------        ---------------------------
(State of Incorporation of Organization)              (I.R.S. Employer
                                                     Identification Number)

 1016 S. 28th Street, Tacoma, Washington                    98409
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (253) 383-9101
--------------------------------------------------------------------------------
(Registrant's Telephone Number)

Securities Registered Under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
Common Stock, No Par Value                  The New York Stock Exchange
--------------------------------------------------------------------------------
Securities Registered Under Section 12(g) of the Act:

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
YES X   NO     .
   ---     ----

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates (24,477,289 shares) of the Registrant at March 15, 1999 was approximately $654.8 million. As of March 15, 1999, there were 28,218.982 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

--------------------------------------------------------------------------------

                                     Page-1

--------------------------------------------------------------------------------

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

INTRODUCTION
     Labor Ready, Inc. (the "Company"), incorporated in Washington in 1985, is a leading national provider of temporary workers for manual labor jobs. The Company's customers are primarily businesses in the freight handling, warehousing, landscaping, construction and light manufacturing industries. These businesses require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work. The Company has rapidly grown from eight dispatch offices in 1991 to 486 dispatch offices at December 31, 1998. All of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions. The Company's revenues have grown from $6.0 million in 1991 to $606.9 million in 1998. This revenue growth has been generated both by opening new dispatch offices and by continuing to increase sales at existing dispatch offices. In 1998, the average cost to open a new dispatch office was approximately $45,000 and dispatch offices opened in 1998 typically generated revenues sufficient to cover their operating costs within six months. In 1998, the average revenue per dispatch office open for more than one full year was approximately $1.6 million ($1.4 million in 1997).

INDUSTRY OVERVIEW

     The temporary staffing industry has grown rapidly in recent years as companies have used temporary employees to control personnel costs and to meet fluctuating personnel needs. According to the STAFFING INDUSTRY REPORT (May
1998), the United States' market for the industrial segment of the temporary staffing marketplace (which includes the short-term, light industrial market that the Company serves) grew at a compound annual growth rate of approximately 17% from approximately $6.0 billion in 1992 to an estimated $14.6 billion in 1998. The Company believes the short-term light industrial segment of the temporary staffing industry is highly fragmented and presents opportunities for larger, well capitalized companies to compete effectively, mainly through the development of information systems which efficiently process a high volume of transactions and coordinate multi-location activities, and the management of workers' compensation costs.

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

COMPANY STRATEGY

     The Company's goal is to maintain and enhance its status as a leading national provider of temporary workers for manual labor jobs. Key elements of the Company's strategy to achieve this objective are as follows:

- AGGRESSIVELY OPEN NEW DISPATCH OFFICES. The Company's strategy is to increase revenues by rapidly expanding its network of dispatch offices. From January 1, 1999 to March 15, 1999, the Company has opened 142 new dispatch offices and plans to open approximately 58 additional dispatch offices during the first half of the year. The Company plans to open 200 dispatch offices in 2000.

--------------------------------------------------------------------------------

                                     Page-2

--------------------------------------------------------------------------------

- INCREASE REVENUES FROM EXISTING DISPATCH OFFICES. As each dispatch office matures, the Company attempts to increase its revenues by expanding sales to existing customers and by aggressively expanding the number and mix of customers served. More experienced area directors and district managers assist the dispatch office general manager in this process. The Company also employs coordinated sales and marketing strategies designed to complement these efforts, including the development of national accounts, and targeted direct mail and telemarketing campaigns.

- IMPROVE OPERATING EFFICIENCIES AND REDUCE OPERATING COSTS. Due to the short-term temporary labor market's extensive fragmentation, the Company believes its national presence provides it with key operating efficiencies, competitive advantages (including an ability to target national accounts and to administer effectively workers' compensation programs) and access to capital markets to provide needed working capital. The Company has standardized the operation, general design, staffing and equipment of its dispatch offices. In addition, the Company has designed and implemented a proprietary management information system that efficiently manages an extensive, Company-wide employee, payroll, sales and customer database and provides management with valuable, timely management reporting.

- PROVIDE SUPERIOR SERVICE. The Company emphasizes customer responsiveness and maintains a commitment to providing a superior quality of service through policies such as opening offices no later than 5:30 a.m. and extending hours of operation to 24 hours, 7 days per week where the market demands. One of the Company's competitive advantages is that it is able to provide workers on short notice (often the same day as requested) and offers a "satisfaction guaranteed" policy. The Company is committed to supplying motivated workers to its customers. Most workers find the Company's "Work Today, Paid Today" policy appealing and arrive at the dispatch office early in the morning motivated to put in a good day's work and receive a paycheck at the end of the day. With the introduction of an automated Cash Dispensing Machine ("CDM") at each dispatch office in 1998, workers find the Company's policy of "Work Today, Cash Today" even more appealing.

- AGGRESSIVELY RECRUIT TEMPORARY WORKERS. During 1998, the Company installed a cash dispensing machine in all of its dispatch offices in the United States. With the CDMs in operation, workers have a choice of a daily paycheck or cash payment through the CDM. The Company retains the change on each worker's daily pay plus $1 for the service. Management believes the CDM program will enhance the Company's ability to attract temporary workers. In 1998, the Company wrote approximately 6.5 million payroll checks for its temporary workers. Implementation of the CDMs has significantly reduced the number of payroll checks the Company would have otherwise processed.

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

DISPATCH OFFICE EXPANSION

     The Company has rapidly grown from 17 dispatch offices in 1993 to 486 dispatch offices at December 31, 1998. The Company's expansion has been achieved primarily by opening Company-owned dispatch offices. The following table sets forth the number and location of dispatch offices by geographic region open at the end of each of the last five years. The information below does not include four Labor Ready franchised dispatch offices located in the Minneapolis/St. Paul, Minnesota metropolitan area and one franchised dispatch office located in Fargo, North Dakota.


--------------------------------------------------------------------------------
                                     Page-3

--------------------------------------------------------------------------------

                                           LABOR READY DISPATCH OFFICES
                                               BY GEOGRAPHIC REGION

                                                                                   AT DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                           1994            1995         1996          1997           1998
                                                        ------------    -----------    --------     ----------    ------------
Northwest . . . . . . . . . . . . . . . . . . . . . .             17            25             27            42             51
California . . . . . . . . . . . . . . . . . . . . .               9            22             30            43             72
Central . . . . . . . . . . . . . . . . . . . . . . .             10            23             40            51             70
Midwest  . . . . . . . . . . . . . . . . . . . . . .               2             6             26            45             69
Mid-Atlantic . . . . . . . . . . . . . . . . . . . .               8            14             38            54             70
Southeast  . . . . . . . . . . . . . . . . . . . . .               1            11             29            45             66
Northeast . . . . . . . . . . . . . . . . . . . . . .              0             1              2            22             50
Atlantic . . . . . . . . . . . . . . . . . . . . . .               0             0              4             6             27
Canada . . . . . . . . . . . . . . . . . . . . . . .               4             4              4             8             11

                                                            ---------    ----------     ----------    ----------    -----------
       Total. . . . . . . . . . . . . . . . . . .  .              51           106            200           316            486
                                                            ---------    ----------     ----------    ----------    -----------
                                                            ---------    ----------     ----------    ----------    -----------

     The Company currently anticipates opening 200 dispatch offices during the first half of 1999, and 200 dispatch offices in 2000. Dispatch office openings in 1999 will be primarily in the Northeast, Southeast, Midwest and California. The Company analyzes acquisition opportunities, and from time to time, may pursue acquisitions in certain circumstances and may also accelerate expansion based on future developments.

     In 1994, the Company licensed one franchisee in Minnesota, who now operates five locations, four in Minneapolis/St. Paul and one in Fargo, North Dakota. The Company has not pursued, and does not intend to grant, any additional franchises. Revenues generated from franchised dispatch offices have not been significant during the periods presented herein.

     ECONOMICS OF DISPATCH OFFICES. The Company has standardized the process of opening dispatch offices. In 1998, the average aggregate cost of opening a new dispatch office was approximately $45,000. Approximately $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs, which have been capitalized as dispatch office pre-opening costs and amortized using the straight-line method over two years. The remaining approximately $32,000 of the cost of opening a dispatch office includes computer systems and other equipment related costs, leasehold improvements and a cash dispensing machine and related equipment. These costs are not expected to increase significantly in 1999. New dispatch offices are expected to generate revenue sufficient to cover their operating costs within six months. On average, the volume necessary for profitable operations is approximately $12,000 per week.
In 1998, dispatch offices open for at least one full year generated average annual revenue of approximately $1.6 million ($1.4 million in 1997) or approximately $31,000 per dispatch office, per week ($27,000 per dispatch office, per week in 1997).

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


--------------------------------------------------------------------------------
                                     Page-4

--------------------------------------------------------------------------------

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

     The workers are provided with a work order, which is endorsed by the customer to confirm work performance, and which must be presented at the dispatch office in order to receive payment for the hours worked. Workers are generally paid daily by check, and with the addition of a CDM at each dispatch office, workers have the choice of being paid each day in cash. Computer systems at each dispatch office perform the calculations necessary to determine the wages, less taxes and applicable withholdings, and print security-controlled checks, which are distributed to each worker. Alternatively, the system prints a payroll voucher which contains a unique security code. The worker enters the code into the CDM and is disbursed his or her net pay, less the change and $1 for the CDM service.

     Dispatch offices generally open early, usually by 5:30 a.m., with some open 24 hours depending on market demand, and generally remain open until the last temporary laborer is paid. Dispatch offices are generally staffed with at least two full-time employees, including the general manager and a customer service representative. General managers manage the daily dispatch of temporary workers, and are responsible for monitoring and collecting receivables, managing the credit application process for each customer, inspecting customer job sites for site safety, as necessary, and managing the sales and marketing efforts of the dispatch office.

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

     CUSTOMERS. The Company's customers are primarily businesses that require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work. The Company's customers are primarily businesses in the freight handling, warehousing, landscaping, construction and light manufacturing industries. Over the past several years, the Company has been diversifying its customer base to include more customers in the retail, wholesale, sanitation, printing, and hospitality industries.

     New dispatch offices initially target virtually all businesses in its market area with direct mail and telemarketing campaigns. Dispatch office general managers, and the regional and national sales force are responsible for following up the marketing campaigns with telephone or personal calls. Frequently, a new dispatch office will have a high concentration of customers in the construction industry. As dispatch offices mature, the customer base broadens and the mix of work diversifies. Many customers have elements of seasonality in their workflow, especially customers in the construction and landscaping industries. The Company currently derives its business from a large number of customers, and is not dependent on any single large customer for more than 2% of its revenues. During 1998, the Company's ten largest customers accounted for sales of $28.5 million, or 4.7% of total revenues ($20.9 million, or 6.2% of total revenues in 1997). While a single dispatch office may derive a substantial percentage of its revenues from a single customer, the loss of that customer would not have a significant impact on the Company's revenues. During 1998, the Company provided temporary workers to in excess of 190,000 customers. Labor Ready filled more than 4.8 million work orders in 1998 (2.8 million in 1997).


--------------------------------------------------------------------------------
                                     Page-5

--------------------------------------------------------------------------------

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

     BILLING AND COLLECTIONS. The Company has implemented an automated credit and collections system that allows each dispatch office to establish a credit limit for new customers by telephonically accessing a computer based credit system. Initial credit limits are based on a credit-scoring matrix developed by the Company. No workers are dispatched without using this system. Credit limits range from COD to $100,000. The credit department, using other credit reporting agencies, bank/trade references and balance sheet analysis, reviews and approves additional credit extensions beyond those recommended by this system. Once a customer has reached 75% of its credit limit, the customer screen on the Company's information system has a red warning to alert the dispatch office to monitor more closely the activity of the customer.

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

     The Company currently employs approximately 70 sales personnel at the dispatch offices and 3 sales professionals who focus exclusively on sales to customers whose operations are national in scope and who therefore need workers in multiple locations throughout the United States and Canada. Additionally, the Company employs one sales professional whose efforts are devoted to developing new customers in the marine industry.

     When entering new markets, the Company allows for an initial advertising budget to generate an awareness of the new dispatch office. When opening additional offices as warranted, based on area demographics, the Company can also expand and coordinate its marketing efforts to the benefit of other established offices in the local area. Marketing is accomplished primarily through telemarketing and direct-mail campaigns, yellow-page advertising, personal sales contacts, word of mouth, and billboard advertising.

     TEMPORARY WORKERS. Most workers find the Company's "Work Today, Paid Today" policy appealing and arrive at the dispatch office early in the morning motivated to put in a good day's work and receive a paycheck or a CDM voucher for cash at the end of the day. Labor Ready's temporary workers are frequently persons who are unemployed or in between jobs. The majority of the workers are male and most are between the ages of 18 and 40 and live in low-income neighborhoods.

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

     After reviewing work orders for that day's customer requests, the dispatch office general manager prescreens the qualifications of the available temporary workers to assure that they can perform the work required. Additionally, the individual must be at least 18 years old, physically capable and in apparent good health. The main objective is to dispatch the most suitable workers for the positions available. Dispatch office employees over time come to know most workers at the dispatch office and their capabilities. The Company is an equal opportunity employer.

     Under the Company's "satisfaction guaranteed" policy, replacements for all unsatisfactory workers are promptly provided if the customer notifies the Company within the first two hours of work. Employees who receive two complaints from customers are generally reprimanded or terminated. The Company will immediately terminate any employee who agrees to take a work order and does not report at the customer's job site. Any use of obscene language, alcohol or drugs on the dispatch office premises or at the customers' job sites are grounds for immediate dismissal. The Company lists workers who were terminated in a central database to prevent rehire by other dispatch offices.
--------------------------------------------------------------------------------
                                     Page-6

--------------------------------------------------------------------------------

     The Company withholds FICA and federal, state, and, where applicable, city and county income taxes from its temporary workers' wages for disbursement to governmental agencies. Additionally, the Company maintains federal and state unemployment insurance, and workers' compensation coverage for its temporary employees.

     RECRUITMENT OF TEMPORARY WORKERS. The Company attracts its pool of temporary workers through billboard advertisements, flyers, newspaper advertisements, dispatch office displays, and word of mouth. The Company believes its strategy of locating dispatch offices in areas convenient for its workers, with ready access to public transportation, is particularly important in attracting workers.

     The Company's "Work Today, Paid Today" policy is prominently displayed at most dispatch offices and, in the Company's experience, is a highly effective method of attracting temporary workers. With the addition of a CDM at each dispatch office, management believes that the Company's "Work Today, Cash Today" policy is an added incentive for temporary workers. Workers also find other Company policies attractive, such as the emphasis on worker safety, including Company provided safety training and equipment, and modest cash advances for lunch or gas to workers short on cash. Temporary workers are also aware of the Company's no-fee policy toward customers who offer temporary workers a regular position. The possibility of landing a regular position serves as an added incentive to the Company's workers.

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

     MANAGEMENT, EMPLOYEES AND TRAINING. At December 31, 1998, the Company employed a total of 121 administrative and executive staff in the corporate office, and 2,185 people as supervisors, general managers, customer service representatives, district managers, area directors and support staff. General managers report to district managers who in turn report to area directors. The Company's recruiting focus is on hiring additional management and supervisory personnel with experience in managing multi-location operations.

     After extensive interviews and tests, prospective district and general managers undergo approximately two weeks of training at the Company's training center which is located at the corporate office in Tacoma, Washington and two weeks of on-the-job training at a dispatch office. The training center is charged with providing the managers with all of the skills necessary for operating a dispatch office. Staffed by experienced training professionals, the training center has developed a curriculum, training manuals, and instruction modules for the training program, which include rigorous sessions on topics such as marketing and direct mail, credit and collections, payroll and personnel policies, workers' compensation management and safety. Customer service representatives receive on-the-job training at the branch where they work.

     MANAGEMENT INFORMATION SYSTEMS. The Company has developed its own proprietary system to process all required credit, billing, collection, temporary worker payroll and related payroll tax returns, together with other management information and reporting systems necessary for the management of hundreds of thousands of workers and staff in multiple locations. The Company plans to complete the installation of the next generation, client server version of this software in all dispatch offices in 1999. The upgrade of hardware at all dispatch offices, to dedicated servers running Microsoft's Windows NT Server Version 3.51 and multiple stations running Microsoft's Windows 95, was completed in 1996 in preparation of the new client server software. During 1997, the Company added a third workstation to most dispatch offices and provided laptop computers to all its area directors. Additionally, during 1997, the Company successfully implemented a new client server based financial reporting and management information system which includes general ledger and accounts payable modules, and budget/actual comparison reporting by dispatch office. Further add-on systems and programs are planned and in process to enhance purchasing management, property and equipment accounting, enable real-time management reporting for district managers and transition to electronic data interchange with the Company's customers and vendors.


--------------------------------------------------------------------------------
                                     Page-7

--------------------------------------------------------------------------------

     During 1998, the Company increased its MIS department to twenty full-time professionals who continually upgrade the systems and add features and enhance operations and reliability. The operations and financial reporting systems will continue to require additional hardware and software to accommodate the Company's operating and information needs while the Company conducts its rapid expansion program.

     The system maintains all of the Company's key databases from the tracking of work orders to payroll processing to maintaining worker records. The system regularly exchanges all point of sale information between the corporate headquarters and the dispatch offices, including customer credit information and outstanding receivable balances. Dispatch offices can run a variety of reports on demand, such as receivables aging, margin reports, and customer activity reports. Area directors and district managers can also call into the system and monitor their territories from the field. The Company believes its proprietary software system provides Labor Ready with significant competitive advantages over competitors that utilize less sophisticated systems.

     The Company's information system also provides the Company with key internal controls. All work order tickets are entered into the system at the dispatch office level. No payroll check can be issued at a dispatch office without a corresponding work ticket on the computer system. When a payroll check or CDM voucher is issued, the customer's weekly invoice and the dispatch office receivables ledger are automatically updated. Printed checks have watermarks and computer-generated signatures that are difficult to duplicate. The Company has developed a proprietary system, which beginning in 1998 allows the payroll software to generate either a payroll check, or at the workers' option, a cash withdrawal from the dispatch office's CDM. The Company has filed a patent application for this system of controlling the CDMs for the disbursement of payroll funds. All cash receipts are received in lockbox accounts and are matched to customers' receivable records using an automated data capture system.

   WORKERS' COMPENSATION PROGRAM. The Company provides workers' compensation insurance to its temporary workers and regular employees. For workers' compensation claims originating in the majority of states (the 43 non-monopolistic states), the Company has purchased a deductible insurance policy. Under terms of the policy, the Company's workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company. Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company. In 1997, the per occurrence deductible amount was $250,000 per claim, to an aggregate maximum of $11.60 per $100 of temporary worker payroll, or $18.8 million. For claims arising in 1998, the per occurrence deductible amount was increased to $350,000 and the maximum aggregate stop-loss limit was reduced to $10.41 per $100 of temporary worker payroll, or $31.7 million.

   For claims arising in years prior to 1997, the Company has insured all losses beyond amounts reserved in its financial statements with independent insurance companies unrelated to the Company. The difference between the discounted maximum aggregate stop-loss limit for claims arising in 1997 and 1998 and the total of claims paid and reserved for in the Company's financial statements for the same periods is $4.0 million. This amount represents the discounted maximum additional exposure, net of tax, to the Company before its maximum aggregate stop-loss limits are met for all periods before December 31, 1998.

   The Company establishes its reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997, are workers' compensation claims reserves in the non-monopolistic states of $24.4 million and $12.9 million, respectively. The claims reserves were computed using a discount rate of 6.0% at December 31, 1998 and 1997.

   Workers' compensation expense totaling $30.6 million, $19.2 million and $10.0 million was recorded as a component of cost of services in each of the years ended December 31, 1998, 1997 and 1996, respectively.

   For the 1997 and 1998 program years, the Company is required to provide collateral in the amount of the maximum aggregate stop-loss limits, less claims paid to date. The Company provides approximately 50% of the required collateral in the form of a surety bond, and 50% in letters of credit. Accordingly, at December 31, 1998, $14.5 million of the collateral was satisfied with surety bonds and $12.6 million was satisfied with letters of credit for the years ended December 31, 1998 and 1997.



--------------------------------------------------------------------------------
                                     Page-8

--------------------------------------------------------------------------------

     For workers' compensation claims originating in Washington, Ohio, and West Virginia (the monopolistic states), and Canada and Puerto Rico, the Company pays workers' compensation insurance premiums as required by state administered programs. The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and the previous claims experience of the Company. The Washington program provides for a retroactive adjustment of workers' compensation payments based upon actual claims experience. Upon adjustment, overpayments to the program are returned to the Company and underpayments, if any are assessed. At December 31, 1998 and 1997, the Company recorded workers' compensation credit receivables of $1.4 million and $1.1 million respectively, and workers' compensation liabilities of $1.2 million and $0.6 million respectively, related to the monopolistic states.

     In December 1998, the Company purchased a deductible insurance policy for the non-monopolistic states covering the years ended 1999 and 2000. The policy includes substantially the same terms and limitations as the 1998 policy described above except that the Company is required to provide collateral in the amount of 60% of claims reserves. The collateral for the 1999 program will consist of 50% letters of credit and 50% surety bond. Accordingly, subsequent to year end, the Company provided the insurance carrier with a letter of credit totaling $4 million and a surety bond for $12.5 million. During 1999, the total amount of the letters of credit and surety bonds for the 1999 program year will increase to approximately $24.0 million.

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

     GOVERNMENT REGULATIONS

     SAFETY PROGRAMS. As an employer, the Company is subject to applicable state and/or federal statutes and administrative regulations pertaining to job site safety. Where states do not have a safety program certified by the federal Occupational Safety & Health Administration ("OSHA"), the Company is subject to the standards prescribed by the federal Occupational Safety & Health Act and rules promulgated by OSHA. However, the Company's temporary workers are generally considered the customer's employees while on the customer's job site for the purpose of applicable safety standards compliance.

     In 1998, the Company's accident rate was approximately one incident per 7,853 man hours worked, an improvement over the Company's accident rate of approximately one incident per 7,764 per man hours worked in 1997. The Company continues to emphasize safety awareness, which helps control workers' compensation costs, through training of its management employees and office staff, safety sessions with temporary workers, issuing safety equipment, monitoring job sites, and communicating with customers to promote job site safety. Temporary workers are trained in safety procedures primarily by showing safety tapes at the beginning of each day. Bulletin boards with safety-related posters are prominently displayed. Additionally, "Tailgate" safety training sessions are conducted at the customers' job site.

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

     Dispatch office personnel are trained to discuss job safety parameters with customers on incoming work order requests. Managers conduct job site visits for new customer job orders and periodic "spot checks" of existing customers to review safety conditions at job sites. Workers are encouraged to report unsafe working conditions to the Company.

     WAGE AND HOUR REGULATION. Labor Ready is required to comply with applicable state and federal wage and hour laws. These laws require that the Company pay its employees minimum wage and overtime at applicable rates when the employee works more than forty hours in a workweek. In some states, overtime pay may be required after eight or ten hours of work in a single day.


--------------------------------------------------------------------------------
                                     Page-9

--------------------------------------------------------------------------------


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

ITEM 2      PROPERTIES

     The Company leases virtually all of its dispatch offices. Dispatch office leases generally permit the Company to terminate the lease on 30 days notice and upon payment of three months rent. Certain leases have a minimum one-year term and require additional payments for taxes, insurance, maintenance and renewal options.

     In February 1995, the Company purchased a labor dispatch building that also serves as a warehouse facility for supplies and storage in Tacoma, Washington. The Company also owns a 24,000 square foot facility in Tacoma, Washington that is currently listed as available for lease or sale. In August 1996, the Company purchased a 44,000 square foot office building and adjoining 10,000 square foot print shop in Tacoma, Washington to accommodate the Company's continuing expansion. The building currently serves as Labor Ready's corporate headquarters and administrative offices. Additionally, the Company owns a dispatch office in Kansas City, Missouri. During 1997 and 1998, the Company sold two buildings formerly used as a dispatch offices for proceeds of $120,000 and $185,000, respectively. Management believes all of the Company's facilities are currently suitable for their intended use. At present growth rates, management believes that its headquarters facility will be adequate through the year 2000.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.


--------------------------------------------------------------------------------
                                     Page-10

--------------------------------------------------------------------------------



                                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock commenced trading on the New York Stock Exchange ("NYSE") on October 28, 1998. Beginning on June 12, 1996, the Company's common stock was traded on the Nasdaq National Market and prior to that date, the Company's common stock was traded over-the-counter. The high and low bids (for periods before October 28, 1998) and sale prices (for periods after October 28,
1998) were as follows:

                                 QUARTER ENDED                             HIGH*                LOW*
                                 -------------                             -----                ----

              March 31, 1997                                                 6.17               3.33
              June 30, 1997                                                  4.56               2.89
              September 30, 1997                                            10.94               4.50
              December 31, 1997                                             17.17               9.11
              March 31, 1998                                                23.67              10.17
              June 30, 1998                                                 30.63              17.50
              September 30, 1998                                            40.50              11.38
              December 31, 1998                                             24.50              11.50

               *Dollar amounts are adjusted to reflect the three-for-two stock splits which were effective on October 24, 1997 and May 11, 1998.

     The Company had 690 shareholders of record as of December 31, 1998. The quotation information has been derived from the NYSE and Nasdaq Stock Market and information for periods prior to October 28, 1998 does not include retail markups, markdowns or commissions and may not be reflective of actual transactions. No cash dividends have been declared on the Company's common stock to date and the Company does not intend to pay a cash dividend on common stock in the foreseeable future. Future earnings will be used to finance the growth and development of the Company.



--------------------------------------------------------------------------------
                                     Page-11

--------------------------------------------------------------------------------


ITEM 6.           SELECTED FINANCIAL INFORMATION.

     The following selected consolidated financial information of the Company has been derived from the Company's audited Consolidated Financial Statements. The Consolidated Balance Sheet as of December 31, 1998 and 1997, and the Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the years then ended were audited by Arthur Andersen LLP, whose report thereon appears elsewhere herein. The Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year ended December 31, 1996 were audited by BDO Seidman, LLP, whose report thereon appears elsewhere herein. The Statement of Operations Data for the years ended December 31, 1995 and 1994, and the balance Sheet Data at December 31, 1996, 1995 and 1994 are derived from the Company's audited financial statements which do not appear herein. The data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                            SUMMARY CONSOLIDATED FINANCIAL AND OPERATING DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF OFFICES)

                                                                              YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------
                                                           1994           1995          1996          1997          1998
                                                        -----------     ----------    ----------    ----------    ----------
STATEMENT OF OPERATIONS DATA:
Revenues from services  . . . . . . . . . . . . . . .        $38,951       $94,362      $163,450      $335,409       $606,895
Gross profit . . . . . . . . . . . . . . . . . . . .          12,095        29,479        47,919        98,742        183,971
Income before taxes and extraordinary item . . . . .           1,188         3,214         3,506        12,522         33,390
Extraordinary item, net of income tax . . . . . . . .         --            --           (1,197)         --            --
Net income  . . . . . . . . . . . . . . . . . . . . .            852         2,062           724         6,963         19,799
Earnings per common share
   Basic. . . . . . . . . . . . . . . . . . . . . . .          $0.05         $0.11         $0.03         $0.25          $0.71
   Diluted. . . . . . . . . . . . . . . . . . . . . .          $0.05         $0.10         $0.03         $0.25          $0.69
Weighted average shares outstanding (1)
   Basic. . . . . . . . . . . . . . . . . . . . . . .         14,727        18,650        23,798        27,669         27,796
   Diluted. . . . . . . . . . . . . . . . . . . . . .         14,727        19,559        24,433        28,167         28,666

                                                                                   AT DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                           1994            1995         1996          1997           1998
                                                        ------------    -----------    --------     ----------    ------------
BALANCE SHEET DATA:
Current assets . . . . . . . . . . . . . . . . . . .          $7,572       $20,730        $48,534       $65,617       $105,933
Total assets . . . . . . . . . . . . . . . . . . . .           8,912        26,182         64,125        80,367        130,736
Current liabilities  . . . . . . . . . . . . . . . .           5,631         7,956         10,961        15,788         34,842
Long-term liabilities . . . . . . . . . . . . . . . .            319         9,695          1,572         6,538         15,397
Total liabilities  . . . . . . . . . . . . . . . . .           5,950        17,650         12,533        22,326         50,239
Shareholders' equity . . . . . . . . . . . . . . . .           2,962         8,532         51,592        58,041         80,497
Cash dividends declared (2)  . . . . . . . . . . . .              43            43             43            43             43
Working capital  . . . . . . . . . . . . . . . . . .           1,941        12,774         37,573        49,829         71,091


OPERATING DATA: (UNAUDITED)
Revenues from dispatch offices open for full year . .        $27,311       $65,798      $133,156      $280,538       $508,980
Revenues from dispatch offices opened during year. .         $11,640       $28,564       $30,294       $54,871        $97,915
Dispatch offices open at period end. . . . . . . . .              51           106           200           316            486


(1) The weighted average shares outstanding have been adjusted to reflect the three for two stock splits which were each effective on November 22, 1995, July 7, 1996, October 24, 1997 and May 11, 1998.

(2) Represents cash dividends on the Preferred Stock. The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. See Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters".


--------------------------------------------------------------------------------
                                     Page-12

--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in connection with the Company's Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this document.

OVERVIEW

     Labor Ready is a leading national provider of temporary workers for manual labor jobs. The Company's customers are primarily in freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses. The Company has rapidly grown from 17 dispatch offices in 1993 to 486 dispatch offices at December 31, 1998. All of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions. The Company's revenues grew from approximately $39.0 million in 1994 to $606.9 million in 1998. This revenue growth has been generated both by opening new dispatch offices and by continuing to increase sales at existing dispatch offices. In 1998, the average annual revenue per dispatch office open for more than a full year was approximately $1.6 million (approximately $1.4 million in 1997).

     The Company expects to open 200 new dispatch offices in the first half of 1999 and 200 dispatch offices in 2000. In 1998, the Company incurred costs of approximately $7.6 million to open 170 new dispatch offices, an average of approximately $45,000 per dispatch office. Approximately $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs, which are capitalized as dispatch office pre-opening costs and amortized using the straight-line method over two years. The remaining approximately $32,000 of the cost of opening a dispatch office includes computer systems and other equipment related costs, leasehold improvements and a cash dispensing machine and related equipment. Further, once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally within six months. The Company pays its temporary workers on a daily basis, and bills its customers on a weekly basis. The average collection cycle for 1998 was approximately 39 days. Consequently, the Company historically has experienced significant negative cash flow from operations and investment activities during periods of high growth. While the Company has generated net positive cash flows from operations in each of the two years ended December 31, 1998 and 1997, the Company may experience periods of negative cash flow from operations and investment activities while it rapidly opens dispatch offices and may require additional sources of working capital in order to continue to grow. See "Liquidity and Capital Resources" and "Outlook: Issues and Uncertainties - Working Capital Requirements."

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

     Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the mix of work diversifies. From time to time during peak periods, the Company experiences shortages of available temporary workers. See "Outlook: Issues and Uncertainties -- Availability of Temporary Workers."

     Cost of services includes the wages and related payroll taxes of temporary workers, workers' compensation expense, unemployment compensation insurance, and transportation.

     Temporary workers assigned to customers remain Labor Ready employees. Labor Ready is responsible for employee-related expenses of its temporary workers, including workers' compensation, unemployment compensation insurance, and Medicare and Social Security taxes. The Company does not provide health, dental, disability or life insurance to its temporary workers. Generally, the Company bills its customers for the hours worked by the temporary workers assigned to the customer. Because the Company pays its temporary workers only for the hours actually worked, wages for the Company's temporary workers are a variable cost that increases or decreases directly in proportion to revenue. The Company has one franchisee which operates five dispatch offices. The Company does not intend to grant additional franchises. Royalty revenues from the franchised dispatch offices were not material during any period presented herein.

--------------------------------------------------------------------------------
                                     Page-13

--------------------------------------------------------------------------------

     The typical customer order is for two temporary workers and the typical payroll check paid by the Company is less than $50. The Company is not dependent on any individual customer for more than 2% of its annual revenues. During 1998, the Company provided temporary workers to in excess of 190,000 customers and filled more than 4.8 million work orders.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated.

                                                                YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                        1996                1997             1998
                                                   ----------------     -------------     ------------
Revenues  from services . . . . . . . . . . . . .             100.0%           100.0%              100.0%
Cost  of  services  . . . . . . . . . . . . . . .             70.7             70.6                69.7
Selling, general and administrative expenses. .               26.3             25.1                23.8
Depreciation and amortization.  . . . . . . . . .              1.1              1.2                 1.0
Interest  (income) expense and other, net . . . .             (.2)             (.6)                 .04
Income before taxes on income and
   extraordinary  item  . . . . . . . . . . . . .              2.1              3.7                 5.5
Net  income . . . . . . . . . . . . . . . . . . .               .4              2.1                 3.2

YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     DISPATCH OFFICES. The number of offices grew to 486 at December 31, 1998 from 316 locations at December 31, 1997, a net increase of 170 dispatch offices or 53.8%. The Company estimates that its aggregate costs of opening 170 new dispatch offices in 1998 was $7.6 million, an average of approximately $45,000 per dispatch office, compared to aggregate costs of approximately $3.8 million, an average of approximately $33,000 per dispatch office, to open 116 new stores in 1997. The increase in per-store costs in 1998 was primarily the result of the addition of a cash dispensing machine and related equipment. Approximately $13,000 of 1998 pre-opening costs includes salaries, recruiting, testing, training, lease and other related costs, which are capitalized and amortized using the straight-line method over two years. The remaining approximately $32,000 of pre-opening costs includes computer systems and other equipment related costs, leasehold improvements and a cash dispensing machine and related equipment. The number of dispatch offices grew to 316 at December 31, 1997 from 200 locations at December 31, 1996, a net increase of 116 dispatch offices, or 58.0%. The Company estimates that its aggregate costs of opening 116 new dispatch offices in 1997 was approximately $3.8 million (an average of approximately $33,000 per dispatch office) compared to aggregate costs of approximately $5.6 million (an average of approximately $60,000 per dispatch office) to open 94 new stores in 1996. The decrease in per-store costs in 1997 was primarily the result of a shorter manager training period and the use of regional training centers.

     REVENUES FROM SERVICES. Revenues from services increased to $606.9 million in 1998 as compared to $335.4 million in 1997, an increase of $271.5 million or 80.9%. The increase in revenues is primarily due to continued increases in revenues from mature dispatch offices as the Company consolidates its position in the marketplace and builds brand awareness. Additionally, the Company opened 170 new dispatch offices in 1998 and increased its average revenues per new dispatch office from approximately $473,000 in 1997 to approximately $576,000 in 1998. In 1998, the Company opened 161 of its 170 new dispatch offices in the first half of the year, compared to 97 dispatch offices opened in the first half and 19 opened in the second half of 1997. Opening dispatch offices in the first half of the year enables each new dispatch office to realize higher revenues during the Company's busiest time of the year. Included in revenues from services for the years ended December 31, 1998 and 1997 were CDM fees of $3.6 million and $0, respectively.

     Revenues from services increased to $335.4 million for 1997 as compared to $163.5 million for 1996, an increase of $171.9 million or 105.2%. The increase in revenues was primarily due to continued increases in revenues from mature dispatch offices as the Company consolidates its position in the marketplace and builds brand awareness. Additionally, the Company opened 116 new dispatch offices in 1997 and increased its average revenues per new dispatch office from approximately $322,000 in 1996 to approximately $473,000 in 1997. In 1997, the Company opened 97 of its 116 new dispatch offices in the first half of the year, compared to 45 dispatch offices opened in the first half and 49 opened in the second half of 1996. Additionally, the minimum wage rate was increased from $4.75 per hour to $5.15 per hour in October 1997.


--------------------------------------------------------------------------------
                                     Page-14

--------------------------------------------------------------------------------

                                                                                             (IN THOUSANDS)
                                                                            1996                  1997                 1998
                                                                       ----------------     ------------------     --------------
Increase in revenues from dispatch offices open for full year . . .            $38,794               $117,088           $173,571
                                                                       ----------------     ------------------     --------------
Revenues from new dispatch offices opened during year. . . . . . . .            30,294                 54,871             97,915
                                                                       ----------------     ------------------     --------------
Total increase over prior year  . . . . . . . . . . . . . . . . . .           $69,088               $171,959           $271,486
                                                                       ----------------     ------------------     --------------
                                                                       ----------------     ------------------     --------------

     COST OF SERVICES. Cost of services increased to $422.9 million in 1998 from $236.7 million in 1997, an increase of $186.2 million or 78.7%. The increase in cost of services was due largely to the 80.9% increase in revenue from 1997 to 1998. Cost of services was 69.7% of revenue in 1998 compared to 70.6% of revenue in 1997, an improvement of .9%. Cost of services as a percentage of revenues decreased as compared to 1997 levels as the Company's workers' compensation claims experience continues to improve. Additionally, the Company continues to increase sales in mature stores and improve margins as it consolidates its position in the marketplace. Finally, the inclusion of CDM fees in revenues from services contributed .4% to the improvement in cost of services as a percentage of revenue from 1998 to 1997.

     Cost of services increased to $236.7 million in 1997 from $115.5 million in 1996, an increase of $121.2 million or 104.9%. The increase in cost of services was due largely to the 105.2% increase in revenue from 1996 to 1997. Cost of services was 70.6% of revenue in 1997 compared to 70.7% of revenue in 1996. Cost of services as a percentage of revenues remained approximately constant as compared to 1996 levels as the Company was generally no longer required to use introductory lower rates to attract new customers in new dispatch offices. Additionally, cost increases including minimum wage increases, workers' compensation and unemployment insurance rate increases are passed through to customers as higher billing rates.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $144.2 million in 1998 as compared to $84.1 million in 1997, an increase of $60.1 million, or 71.5%. The increase was largely due to increases in personnel and infrastructure to support a 80.9% increase in revenue from 1997 to 1998. Selling, general and administrative expenses were 23.8% of revenues in 1998 as compared to 25.1% of revenues in 1997. The decrease in selling, general and administrative expenses as a percentage of revenue is due mainly to economies of scale on fixed and semi-fixed administrative costs. Included in selling, general and administrative costs for the years ended December 31, 1998 and 1997 are CDM related expenses of $1.9 million and $0, respectively. The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time upgrades its administrative capabilities to accommodate anticipated revenue growth.

     Selling, general and administrative expenses were $84.1 million in 1997 as compared to $42.9 million in 1996, an increase of $41.2 million or 96.0%. The increase was largely due to increases in personnel and infrastructure to support a 105.2% increase in revenue from 1996 to 1997. Selling, general and administrative expenses were 25.1% of revenues in 1997 as compared to 26.3% of revenues in 1996. The decrease in selling, general and administrative expenses as a percentage of revenue was due mainly to economies of scale on fixed and semi-fixed administrative costs.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $6.1 million in 1998 and $4.0 million in 1997, an increase of $2.1 million or 52.5%. The increase in depreciation and amortization expense is the result of amortization of dispatch office pre-opening costs as the Company continued its rapid expansion by adding 170 stores in 1998. Additionally, the Company added approximately $13.2 million in property and equipment during the year, including information systems and equipment for the new stores, cash dispensing machines for all of its United States' stores and enhanced management information systems hardware and software. Included in depreciation and amortization expense for the years ended December 31, 1998 and 1997 is depreciation on CDMs of $.6 million and $0, respectively.

     Depreciation and amortization expenses were $4.0 million in 1997 and $1.8 million in 1996, an increase of $2.2 or 122.2%. The increase in depreciation and amortization expense is the result of amortization of dispatch office pre-opening costs as the Company continued its rapid expansion by adding 116 stores in 1997. Additionally, the Company added approximately $4.0 million in property and equipment during the year including information systems and equipment for the new stores and enhanced management information systems hardware and software.




--------------------------------------------------------------------------------
                                     Page-15

--------------------------------------------------------------------------------


     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (the "Statement"). The Statement establishes new rules for the financial reporting of start-up costs, and will require the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting the Statement, any remaining capitalized pre-opening costs in the first quarter of the year adopted. The Statement is effective for years beginning after December 31, 1998 and the Company will adopt it in the first quarter of 1999. The effect of adopting the Statement will be to recognize a non-operating expense, net of tax, of approximately $1.4 million.

     INTEREST (INCOME) EXPENSE AND OTHER, NET. Interest (income) expense and other, net was an expense of $.3 million in 1998 compared to income of $1.9 million in 1997, an increase in expense of $2.2 million. Approximately $1.2 million of the difference was due to investment income earned during 1997 on the Company's workers' compensation deposits, which were replaced by letters of credit and surety bonds in 1998. Additionally, the Company had lower cash balances available for investing in 1998 due to cash balances of approximately $15.2 million held in the CDMs at December 31, 1998 for payment of temporary worker payroll. Finally, included in interest (income) expense and other, net is interest expense on the CDM capital leases of $.5 million and $0 for the years ended December 31, 1998 and 1997, respectively.

     Interest (income) expense and other, net was income of $1.9 million in 1997 compared to income of $.3 million in 1996, an increase of $1.6 million or 533.3%. Approximately $1.2 million of the increase was due to investment income earned during 1997 on the Company's workers' compensation deposits.

     TAXES ON INCOME. Taxes on income increased to $13.6 million in 1998 from $5.6 million in 1997, an increase of $8.0 million or 142.9%. The increase in taxes was largely due to the 167.2% increase in pretax income to $33.4 million in 1998 from $12.5 million in 1997. The Company's effective tax rate was 40.7% in 1998 as compared to 44.8% in 1997. The decrease in the effective income tax rate was due primarily to prior period amounts included in the 1997 tax provision. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate result from state income taxes and certain non-deductible expenses.

     Taxes on income increased to $5.6 million in 1997 from $1.6 million (before adjustment for the tax effect of the extraordinary item) in 1996, an increase of $4.0 million or 250.0%. The increase in taxes was largely due to the 257.1% increase in pretax income to $12.5 million in 1997 from $3.5 million in 1996. The Company's effective tax rate was 44.8% in 1997 as compared to 45.7% in 1996. The decrease in the effective income tax rate was due primarily to the decrease in prior period amounts as a percentage of the total tax provision. The principal difference between the effective income tax rate and the statutory rate are adjustments to taxes resulting from prior years. Prior year amounts primarily represent corrections of state tax rates and results of revenue agent reviews of the 1995 and 1996 federal income tax returns.

     The Company had a net deferred tax asset of approximately $8.4 million at December 31, 1998, resulting primarily from workers' compensation deposits, credits and reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

     NET INCOME. Net income increased to $19.8 million in 1998 from net income of $7.0 million in 1997, an increase of $12.8 million or 182.9%. The increase was largely due to an 80.9% increase in revenues in 1998 from 1997.. Contributing to the increase in net income was a decrease in costs of services as a percentage of revenue to 69.7% in 1998 from 70.6% in 1997 and a decrease in selling, general and administrative costs as a percentage of revenues to 23.8% of revenues in 1998 from 25.1% of revenues in 1997.

     Net income increased to $7.0 million in 1997 from net income of $.7 million in 1996, an increase of $6.3 million or 900.0%. The increase was largely due to a 105.2% increase in revenues in 1997 from 1996.. Contributing to the increase in net income was a decrease in selling, general and administrative costs as a percentage of revenues to 25.1% of revenues in 1997 from 26.3% of revenues in 1996, and recognition of $1.2 million of investment interest on the Company's workers' compensation deposits. Additionally, in 1996, the Company incurred an extraordinary charge of $1.2 million related to the retirement of its subordinated debt.




--------------------------------------------------------------------------------
                                     Page-16

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $13.3 million, $11.3 million and ($7.1) million, in 1998, 1997 and 1996, respectively. The increase in cash flows from operations in 1998 as compared to 1997 is largely due to net income for the year, increases in non-cash expenses including depreciation and amortization and the provision for doubtful accounts, offset by an increase in the Company's net deferred tax asset during the year. Additionally, the reserve for workers' compensation claims grew by $12.1 million, due mainly to the increase in revenues over 1997. Finally, income taxes payable, net of income taxes receivable, increased by $5.7 million as a result of the Company's increased profitability over 1997. These increases were offset by the increase in accounts receivable of $37.1 million over 1997. The increase in accounts receivable is a result of the Company's growth, and because of seasonal fluctuations, accounts receivable balances are historically higher in the fourth quarter.

     The increase in cash flows from operations in 1997 as compared to 1996 is largely due to net income for the year, increases in non-cash expenses including depreciation and amortization and the provision for doubtful accounts, offset by an increase in the Company's net deferred tax asset during the year. Additionally, the reserve for workers' compensation claims grew by $8.5 million, due mainly to the increase in revenues over 1996, and workers' compensation deposits and credits declined by $7.2 million when the Company replaced its cash deposits with letters of credits. Finally, income taxes payable, net of income taxes receivable, increased by $2.1 million as a result of the Company's increased profitability over 1996. These increases were offset by the increase in accounts receivable of $21.3 million over 1996. The increase in accounts receivable is a result of the Company's growth, and because of seasonal fluctuations, accounts receivable balances are historically higher in the fourth quarter.

     The Company used net cash in investing activities of $9.2 million in 1998, $4.9 million in 1997 and $11.0 million in 1996. The increase in cash used in investing activities in 1998 as compared to 1997 is due primarily to the increase in capital expenditures incurred to open 170 new dispatch offices in 1998 as compared to 116 in 1997. These expenditures include primarily store pre-opening costs, computer systems and related equipment, and leasehold improvements. Additionally, the Company continued to acquire additional hardware and software to accommodate the Company's information needs during its rapid expansion program.

     The decrease in cash used in investing activities in 1997 as compared to 1996 is due primarily to the purchase and improvement of the corporate office building in 1996 and the replacement of $1.6 million of restricted cash held by the Company's captive insurance subsidiary with a letter of credit in 1997. Additionally, the Company's expenditures for new dispatch office pre-opening costs declined to $2.6 million in 1997 compared to $3.6 million in 1996.

     Net cash (used in) provided by financing activities was ($.1) million, ($1.9) million and $30.4 million in 1998, 1997 and 1996, respectively. The decrease in cash used by financing activities in 1998 as compared to 1997 is due mainly to the increase in proceeds from the sale of stock through the Company's employee stock option and employee stock purchase plans. Additionally, in 1998, the Company made payments of $.6 million on the CDM capital leases and used cash of $1.9 million to repurchase 106,116 shares of its common stock on the open market.

     The decrease in cash provided by financing activities in 1997 as compared to 1996 is due mainly to the Company's sale of common stock for net proceeds of $33.6 million in 1996. Additionally, in 1997, checks issued against future deposits decreased by $1.1 million and the Company used cash of $1.4 million to repurchase 343,884 shares of its common stock on the open market.

     During 1998, the Company entered into a line-of-credit agreement with U.S. Bank with interest at the bank's prime rate (7.75% at December 31, 1998). The agreement allows the company to borrow up to the lesser of $40 million or 80% of eligible accounts receivable, as defined by the bank. The line-of-credit is secured primarily by the Company's accounts receivable and expires in June 2000. The line-of-credit agreement requires that the Company maintain minimum net worth and working capital amounts. The Company was in compliance with the requirements at December 31, 1998. Subsequent to year end, the Company entered into a new line-of-credit agreement with the bank which increases the Company's borrowing limit to $60 million.

     As discussed further in Note 2 to the consolidated financial statements, the Company is required by the workers' compensation program to collateralize a portion its workers' compensation liability with irrevocable letters of credit. At December 31, 1998, the Company had provided its insurance carriers with letters of credit totaling $12.6 million. The letters of credit bear fees of
 .75% per year and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at December 31, 1998, no borrowings were outstanding on the line-of-credit, $12.6 million was committed by the letters of credit and $27.4 million was available for borrowing. Subsequent to year end, the Company increased its outstanding letters of credit by $4.0 million.




--------------------------------------------------------------------------------
                                     Page-17

--------------------------------------------------------------------------------


     Historically, the Company has financed its operations through cash generated by external financing including term loans, lines-of-credit and the 1996 common stock offering. The principal use of cash is to finance the growth in receivables and the cost of opening new dispatch offices. The Company may experience cash flow deficits from operations and investing activities while the Company expands its operations, including the acceleration of opening new dispatch offices. Management expects cash flow deficits to be financed by profitable operations, the use of the Company's line-of-credit, and may consider other equity or debt financings as necessary. The Company analyzes acquisition opportunities from time to time and may pursue acquisitions in certain circumstances. Any acquisitions the Company enters into may require additional equity or debt financing.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not currently use derivative financial instruments. At December 31, 1998, the Company's investments have maturities when purchased of less than 90 days. As such, an increase in interest rates immediately and uniformly by 10% from levels at December 31, 1998 would not have a material affect upon the Company's cash and cash equivalent balances. Because of the relative short maturities of investments held by the Company, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its cash and cash equivalents portfolio.

     The Company has a minor amount of assets and liabilities denominated in certain foreign currencies related to the Company's international operations. The Company has not hedged its translation risk on these currencies and the Company has the ability to hold its foreign-currency denominated assets indefinately and does not expect that a sudden or significant change in foreign exchange rates would have a material impact on future net income or cash flows.

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

     QUALIFIED MANAGERS. The Company relies heavily on the performance and productivity of its dispatch office general managers, who manage the operation of the dispatch offices, including recruitment and daily dispatch of temporary workers, marketing and providing quality customer service. The Company opened 170 dispatch offices in 1998 and plans to open 200 new offices in the first half of 1999 and 200 in 2000. The Company must therefore recruit a sufficient number of managers to staff each new office and to replace managers lost through attrition or termination. The Company's future growth and performance depends on its ability to hire, train and retain qualified managers from a limited pool of qualified candidates who frequently have no prior experience in the temporary employment industry.



--------------------------------------------------------------------------------
                                     Page-18

--------------------------------------------------------------------------------


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

     WORKING CAPITAL REQUIREMENTS. While the Company has generated positive cash flows from operations in each of the two years ended December 31, 1998 and 1997, the Company has historically experienced significant negative cash flow from operations and investment activities resulting from the rapid growth in dispatch offices. In 1998, the Company incurred costs of approximately $7.6 million to open 170 new dispatch offices, an average of approximately $45,000 per dispatch office. Once open, the Company invests significant additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs. In addition, the Company pays its temporary personnel on a daily basis and bills its customers on a weekly basis. The Company expects to require additional sources of capital in order to continue to grow especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.

     INDUSTRY RISKS. Temporary staffing companies employ people in the workplace of their customers. Attendant risks include potential litigation based on claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity, and other claims. While the Company tries to limit its liability by contract, it may be held responsible for the actions at a job site of workers not under the Company's direct control. Temporary staffing companies are also affected by fluctuations and interruptions in the business of their customers.

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

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The information required by this item is incorporated by reference from the section titled "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

     INFORMATION PROCESSING. The Company's management information systems, located at its headquarters, are essential for data exchange and operational communications with dispatch offices throughout the country. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely hamper the Company's business.

     YEAR 2000 ISSUES. As the Year 2000 approaches, there are uncertainties concerning whether computer systems and electronic equipment with date functions will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. Due to the Company's reliance on its management information systems, failure of the management information systems for any reason (including Year 2000 noncompliance) could result in the loss of communications with its dispatch offices and could result in unforeseeable but potentially material losses to the Company. However, management believes that the Year 2000 does not pose a significant operational problem for the Company's computer systems.

     The Company has developed and is currently implementing a significant upgrade to its proprietary management information systems to address the dramatic growth (and expected future growth) in the number of the Company's dispatch offices and provide certain enhanced features. The software upgrade is Year 2000 compliant. Through December 31, 1998, the Company has incurred approximately $1.2 million in development costs which is included in the accompanying consolidated balance sheets in "Computers and Software". The Company expects that the upgrade will be installed Company-wide not later than September 30, 1999.


--------------------------------------------------------------------------------
                                     Page-19

--------------------------------------------------------------------------------



     Management has identified three systems with potential Year 2000 problems:
(1) the existing management information system, which is being replaced as discussed above, (2) the communication system currently used to exchange point of sale information between corporate headquarters and the dispatch offices and,
(3) the payroll system for corporate employees (but not for temporary employees dispatched to customers). The Company expects to correct the Year 2000 problem related to its system for communicating point of sale information with an upgrade supplied by the vendor. Alternatively, the Company believes that it could implement an alternative, Year 2000 compliant system with minimal cost. The Company expects to upgrade the payroll system by year-end, but will use, if necessary, a third party capable of providing payroll services. The Company has not negotiated the cost of such services but believes there are alternative providers to assure that any costs incurred are at competitive rates.

     The Company has tested and will continue to test other computer components and software including its non-information processing systems such as its data and phone communications systems for Year 2000 compliance. Based on such testing, the Company expects to replace its voice mail system for a total cost of approximately $75,000. Testing has indicated no other year 2000 compliance problems. If other systems fail, the Company will be required to replace them. Replacement systems are mass produced and available from a large number of vendors and would constitute an immaterial expense relative to the operating budget of the Company.

     Management believes that as a result of the nature of the Company's business the Company bears little exposure to risk of Year 2000 non-compliance by third parties. The Company acquires supplies (e.g., personal safety equipment, office supplies) that are mass-produced and readily available from a large number of suppliers. None of the Company's customers represent more than 2% of the Company's revenues, so that, unless a significant number of the Company's customers experience complete disruptions to their business, the Company is unlikely to experience significant loss of revenue. Nevertheless, the Company is currently conducting a survey of its largest vendors and customers in order to assess the readiness of these third parties with which it deals. If the Company determines that any of its vendors are unable to adequately address Year 2000 issues, the Company believes that alternatives could be found before the Year 2000.

     The Company believes that its systems will be Year 2000 compliant by year end, if not before, and that the Year 2000 issue will not materially impact the Company. The forward looking statements referenced above, including the preceding sentence, are subject to a number of risks and uncertainties, including the ability of customers, vendors and other third parties to solve timely their Year 2000 issues, the accuracy of Year 2000 testing methods and that remediation of Year 2000 issues will be correctly implemented. The Company does not have a contingency plan to address unexpected Year 2000 issues; however the Company has taken steps to develop a contingency plan for certain Year 2000 issues and anticipates completion by April 30, 1999.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required hereunder are included in the Annual Report as set forth in Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.




--------------------------------------------------------------------------------
                                     Page-20

--------------------------------------------------------------------------------


                                                     PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

TENURE OF DIRECTORS AND OFFICERS

     The names, ages and positions of the directors, executive officers and certain key employees of the Company as of March 15, 1999 are listed below along with their business experience during the past five years. No family relationships exist among any of the directors or executive officers of the Company, except that Todd A. Welstad is the son of Glenn A. Welstad.

                          NAME                                AGE                               POSITION
                          ----                                ---                               --------
Glenn A.  Welstad  . . . . . . . . . . . . . . . . . . .       55       Chairman of the Board, Chief Executive Officer and
                                                                        President
Ronald L.  Junck . . . . . . . . . . . . . . . . . . . .       51       Director, Executive Vice President, General Counsel and
                                                                        Secretary
Richard W.  Gasten . . . . . . . . . . . . . . . . . . .       61       Director and Vice President and Secretary of Labour
                                                                        Ready Temporary Services, Ltd.
Thomas E.  McChesney . . . . . . . . . . . . . . . . . .       52       Director
Robert J.  Sullivan  . . . . . . . . . . . . . . . . . .       68       Director
Joseph P. Sambataro,  Jr.. . . . . . . . . . . . . . . .       48       Executive Vice President, Chief Financial Officer,
                                                                        Treasurer and Assistant Secretary
Dennis  Diamond  . . . . . . . . . . . . . . . . . . . .       38       Chief Operating Officer
Robert  H.  Sovern . . . . . . . . . . . . . . . . . . .       50       Assistant Treasurer
Robert  F.  Groen  . . . . . . . . . . . . . . . . . . .       48       Director of Risk Management
Todd A.  Welstad . . . . . . . . . . . . . . . . . . . .       29       Chief Information Officer
Joseph  L.  Havlin . . . . . . . . . . . . . . . . . . .       44       Corporate Controller


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

     RONALD L. JUNCK has served as a Director and Secretary of the Company since November 1995. In February 1998, Mr. Junck joined the Company as Executive Vice President and General Counsel. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions and serving as the Company's outside counsel. As an attorney, he has extensive trial experience in a variety of commercial cases and has lectured widely at a number of colleges and universities.

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

     THOMAS E. MCCHESNEY has served as a director of the Company since July 1995. In September 1996, Mr. McChesney became associated with Blackwell Donaldson and Company, as director of investment banking. Mr. McChesney is also a director of Firstlink Communications, Inc. and Nations Express, Inc. Previously, Mr. McChesney was an officer and director of Paulson Investment Co. and Paulson Capital Corporation from March 1977 to June 1995.
--------------------------------------------------------------------------------
                                     Page-21

--------------------------------------------------------------------------------

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

     JOSEPH P. SAMBATARO, JR. has served as Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary of the Company since August 1997. Prior to joining the Company, he served as the Managing Partner of the Seattle office of BDO Seidman, LLP, an accounting and consulting firm from 1990 to 1997. In 1985 Mr. Sambataro was co-founder, and served as Director and Officer of Ecova Corporation, an on-site toxic waste remediation company until 1989. From 1972 until 1985 Mr. Sambataro was a Partner with KPMG Peat Marwick in the New York, Miami and Seattle offices. Mr. Sambataro obtained a degree in accounting from Fordham University in 1972 and is a member of the American Institute of Certified Public Accountants.

     DENNIS DIAMOND has served as Chief Operating Officer since June 1998. Since joining the Company in 1993, Mr. Diamond has served in a variety of positions of increasing responsibility, most recently, as Executive Vice President of Operations since March 1998 and Vice President of Operations for the Western Division since October 1997. Mr. Diamond started with Labor Ready in 1993 as a dispatch office general manager and has served as a District Manager and Area Director in various locations with the Company. Mr. Diamond received his Masters of Business Administration from Kansas State University in 1991 and his Bachelor's Degree in Political Science from Clemson University in 1982.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers and directors and certain other persons to file timely certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to the Company. Based solely on its review of such forms received by it or representations from certain reporting persons, the Company believes that during 1998 all applicable Section 16(a) filing requirements were met, except that a Form 4 was not filed timely with respect to Ralph E. Peterson's exercise on November 5, 1998 of an option to acquire 50,253 shares of the Company's common stock. This event was reported on a Form 5 dated February 12, 1999.

--------------------------------------------------------------------------------
                                     Page-22

--------------------------------------------------------------------------------



ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the Chief Executive Officer and the next four most highly compensated executive officers of the Company.

                                         SUMMARY COMPENSATION TABLE (1)

                                      --------------------------- ---------------------- ----------------------
                                                                       LONG -TERM              ALL OTHER
                                          ANNUAL COMPENSATION      COMPENSATION AWARDS       COMPENSATION
                                      --------------------------- ---------------------- ----------------------
                                                                         Securities
                                                                    Underlying Options/       Matching 401(k)
Name and Position                           Year      Salary ($)          SARs(#)              Contributions
---------------------------------------- ----------- ------------- ----------------------- ----------------------
Glenn A. Welstad                         1998             497,380          30,000                 $2,500
Chairman of the Board, Chief             1997             452,958            -                    $2,375
Executive Officer and President          1996             401,486            -


Ralph E. Peterson (2)                    1998             240,000          30,000                    -
Executive Vice President - Corporate     1997             265,026          1,125                     -
   And Business Development              1996             154,772         506,250                    -

Dennis D. Diamond                        1998             198,692          30,000                 $2,484
Chief Operating Officer                  1997             172,917          79,875                 $2,195
                                         1996             170,233            -

Joseph P. Sambataro, Jr.                 1998             192,692          30,000                 $1,731
Executive Vice President Chief           1997              53,328         270,000                    -
   Financial Officer, Treasurer and
   Assistant Secretary

Thomas E. Gilbert                        1998             168,000          6,369                  $2,500
Vice President - Western Region          1997             153,577          23,625                 $1,487
                                         1996              86,263          13,500                    -
---------------------------------------- ----------- ------------- ----------------------- ----------------------

(1) None of the named executives received compensation reportable under the Restricted Stock Awards or Long-Term Incentive Plan Payouts columns.

(2) Effective December 31, 1998, Mr. Peterson resigned as Executive Vice President Corporate and Business Development and effective March 12, 1999, he resigned as Director.



--------------------------------------------------------------------------------
                                     Page-23

--------------------------------------------------------------------------------


OPTION GRANTS DURING 1998 FISCAL YEAR

     The following table provides information related to options granted to the named executive officers during 1998.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF
                                                                                                  STOCK PRICE
                                                                                                APPRECIATION FOR
                                   INDIVIDUAL GRANTS                                             OPTION TERM (1)
------------------------------------------------------------------------------------------ -----------------------
                                       Number of       % of total
                                       Securities     Options/SARS  Exercise
                                       Underlying      Granted to   or Base
                                      Options/SARS    Employees in  Price       Expiration
Name                                  Granted (2)      Fiscal Year  ($/Sh)(3)      Date         5%         10%
------------------------------------ --------------- -------------- ---------- ----------- ------------ ----------
Glenn Welstad
Chairman of the Board, Chief                 30,000             2%      18.08      2/27/03     149,910    331,110
Executive Officer and President
------------------------------------ --------------- -------------- ---------- ----------- ------------ ----------
Ralph E. Peterson
Executive Vice President- Corporate          30,000             2%      18.08      2/27/03     149,910    331,110
and Business Development
------------------------------------ --------------- -------------- ---------- ----------- ------------ ----------
Dennis D. Diamond
Chief Operating Officer                      30,000             2%      18.08      2/27/03     149,910    331,110
------------------------------------ --------------- -------------- ---------- ----------- ------------ ----------
Joseph P. Sambataro, Jr.
Executive Vice President, Chief              30,000             2%      18.08      2/27/03     149,910    331,110
Financial Officer, Treasurer and
Assistant Secretary
------------------------------------ --------------- -------------- ---------- ----------- ------------ ----------
Thomas E. Gilbert
Vice President - Western Region               6,369            .3%      18.08      2/27/03      31,826     70,295
------------------------------------ --------------- -------------- ---------- ----------- ------------ ----------

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

     (2) Options to acquire shares of Common Stock. The options vest 25% annually over the next four years.

     (3) The option exercise price may be paid in shares of Common Stock owned by the executive officer, in cash, or in any other form of valid consideration or a combination of any of the foregoing, as determined by the Compensation Committee in its discretion.

--------------------------------------------------------------------------------
                                     Page-24

--------------------------------------------------------------------------------


     OPTION EXERCISES DURING 1998 AND YEAR END OPTION VALUES

     The following table provides information related to options exercised by the named executive officers during 1998 and the number and value of options held at year-end. The Company does not have any outstanding stock appreciation rights ("SARs").

                   AGGREGATE OPTION/SAR EXERCISES IN 1998 AND
                            YEAR END OPTION/SAR VALUE

                                                                     NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                                        OPTIONS/SARS AT                  OPTIONS/SARS AT
                                                                     DECEMBER 31, 1998 (#)            DECEMBER 31, 1998 ($) (1)
                                                                -------------------------------- ---------------------------------
                                    SHARES
                                  ACQUIRED ON          VALUE
            NAME                 EXERCISE (#)        REALIZED($)   EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
-----------------------------    --------------    ------------    ------------ -- ---------------   -------------     -------------
Glenn Welstad
Chairman of the Board,
Chief Executive Officer
And President                         --               --              --                  30,000          --              $48,135
----------------------------- -- -------------- -- ------------ -- ------------ -- --------------- -- ------------- -- -------------
Ralph E. Peterson
Executive Vice President
Corporate and Business
Development                             50,835      $1,980,236         152,529            233,343      $2,096,569        $3,007,170
----------------------------- -- -------------- -- ------------ -- ------------ -- --------------- -- ------------- -- -------------
Dennis D. Diamond
Chief Operating Officer
                                      --                    --          34,706             85,632        $490,651          $714,963
----------------------------- -- -------------- -- ------------ -- ------------ -- --------------- -- ------------- -- -------------
Joseph P. Sambataro, Jr.
Executive Vice President
Chief Financial Officer
Treasurer and Assistant
Secretary                             --            $1,000,552          75,000            165,000       $1,059,938       $1,956,023
----------------------------- -- -------------- -- ------------ -- ------------ -- --------------- -- ------------- -- -------------
Thomas E. Gilbert
Vice President - Western
Region                                   9,281         --              --                  25,213         --               $276,508

     (1) The closing price for the Company's common stock as reported by the New York Stock Exchange on December 31, 1998, was $19.69.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation is determined by a compensation committee comprised of two members of the Board of Directors, Messrs. McChesney and Sullivan. The philosophy of the Company's executive compensation program is that compensation of executive officers should be directly and materially linked both to the operating performance of the Company and to the interests of Shareholders.

     Annual cash compensation, together with stock options, is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long term success of the Company. Beginning in 1998, the Compensation Committee developed more formal policies with respect to executive compensation through the use of a consulting firm. In 1998, the Board of Directors approved guidelines for annual grants of stock options to management and administrative personnel. Under the plan as approved, each of the executive officers of the Company receives a grant of 20,000 options per year, subject to annual approval by the Compensation Committee.

     With respect to compensation for the Company's CEO, base salary for 1998 and prior years has been set by a contract that expired December 31, 1998. The Company has reached an agreement, and expects to finalize a new contract as described below, with Mr. Welstad early in 1999. With respect to both base salary and incentive compensation, the Compensation Committee believes that there is substantial basis for increasing the CEO's compensation. The Company's common stock price has increased dramatically in the past four and a half years (more than 1,400%), many times the Company's peer group and the Nasdaq Composite. In addition, revenue growth during the last year and last five years increased 81% and 1,458%, respectively, while earnings have increased in the same periods 183% and 2,224%, respectively.
--------------------------------------------------------------------------------
                                     Page-25

--------------------------------------------------------------------------------

     The Compensation Committee believes that, as the Company's single largest shareholder, the CEO's interests are already aligned with the interests of all shareholders. However, based on the Company's outstanding performance for the last year and the prior five years, the Committee believes that there is a significant basis for increasing the CEO's compensation. The Committee would view favorably increasing the CEO's cash compensation through salary adjustments or bonuses or granting additional stock-based compensation, or both. Instead, the CEO has requested, and the Committee has given preliminary approval, to (1) entering into a split dollar insurance policy with a trust for his estate planning purposes; and (2) increasing his salary the same as in past years, by 10%.

     With respect to other executive officers, the Compensation Committee sets salary based on recommendations of the CEO, unless the officer's salary is established by written contract. With respect to officers that have recently joined the Company, the recommendations are based on the CEO's negotiations with the officer as necessary to attract such persons to become officers of the Company. With respect to other officers, especially the CEO's son, the Compensation Committee reviews the salaries for officers with comparable duties at the median of companies of comparable revenue size in the Pacific Northwest. These companies are selected informally without the use of a compensation consultant. Annual salary increases are typically modest, except to reflect changes in responsibilities.

     In 1997, the Company began developing a cash incentive bonus plan for management employees. The draft plans were rejected and, in early 1998, the Company engaged a consultant to assist it in developing a plan for incentive cash compensation. At this time, both the Company's CEO and the Compensation Committee believe that stock option grants provide an adequate incentive for management employees. As a result, the Compensation Committee does not at this time anticipate adopting an incentive cash compensation plan. The Compensation Committee intends to review periodically the need for and benefits of such a plan.

Members of the Compensation Committee

Thomas E. McChesney, Chair
Robert J. Sullivan


EMPLOYMENT AGREEMENTS:

     On October 31, 1995, the Company entered into an employment agreement with Glenn Welstad, the Company's Chairman and Chief Executive Officer, which provides for annual compensation of $31,250 per month at inception of the agreement, subject to annual increases on the anniversary date of the agreement of 10% of the prior period's base salary. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Welstad's performance, and the overall performance of the Company. The term of Mr. Welstad's employment agreement runs from October 31, 1995 through December 31, 1998. The Company has reached an agreement with Mr. Welstad for the renewal of his employment agreement through December 31, 2003. Under terms of the agreement, Mr Welstad will receive his current salary, with scheduled annual increases of 10%, 20,000 stock options annually as provided by the Company's Employee Stock Option and Incentive Plan and an Executive Split Dollar Plan ("the Plan"). Under terms of the Plan, a family trust established by Mr. Welstad will purchase a $15 million life insurance policy on the life of Mr. Welstad and his spouse. The Company will advance annual premiums of approximately $167,000 and will receive repayment of these premium advances upon surrender of the policy, the death of the insured or at the end of the tenth policy year.

     In March 1997, the Company entered into an employment agreement with Ralph
E. Peterson, the Company's Executive Vice President - Corporate and Business Development, which provides for annual compensation of $20,000 per month at inception of the agreement, subject to annual increases on the anniversary date of the agreement at the discretion of the Board of Directors. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Peterson's performance, and the overall performance of the Company. The agreement provides Mr. Peterson with options to purchase 337,500 of the Company's common stock at its fair market value at date of grant of $5.95. 67,500 of the options vest on the date of grant and the balance in equal annual amounts to 2000. The agreement expires in 2000 unless extended by mutual agreement between Mr. Peterson and the Board of Directors or is terminated pursuant to its terms. Effective December 31, 1998, Mr. Peterson and the Company agreed to terminate his employment agreement and Mr. Peterson resigned his duties as Executive Vice President Corporate and Business Development. Effective March 12, 1999, Mr. Peterson resigned as Director. The Company has entered into an employment agreement with Mr. Peterson through April 30, 2002 which provides for a salary of $2,000 per month and continuation of the vesting schedule for options which had been previously granted. Mr. Peterson will continue to assist the company with business development and other special projects as directed by its President and CEO.

--------------------------------------------------------------------------------
                                     Page-26

--------------------------------------------------------------------------------

     In August 1997, the Company entered into an employment agreement with Joseph P. Sambataro, Jr., the Company's Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, which provides for annual compensation of $13,500 per month, subject to annual increases on the anniversary date of the agreement at the discretion of the Board of Directors. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Sambataro's performance, and the overall performance of the Company. The agreement provides Mr. Sambataro with options to purchase 270,000 of the Company's common stock at its fair market value at date of grant of $5.55. 67,500 of the options vest on the date of grant and 33,750 options vest semi-annually to 2000. The agreement expires in 2001 unless extended by mutual agreement between Mr. Sambataro and the Board of Directors or is terminated pursuant to its terms.

ITEM 12. PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of each class of equity securities of the Company as of December 31, 1998 for (i) each person known to the Company to own beneficially 5% or more of any such class as of December 31, 1998, (ii) each director of the Company, (iii) each executive officer of the Company required to be identified as a Named Executive Officer pursuant to Item 402 of Regulation S-K and (iv) all officers and directors of the Company as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power. See "Management" for a description of each individual's position with the Company, if any.

                                                                   AMOUNT AND
                                                                   NATURE OF
                                                                   BENEFICIAL
                                                                    OWNERSHIP
NAME & ADDRESS                                                     (NUMBER OF          PERCENT
OF BENEFICIAL OWNER                          TITLE OF CLASS         SHARES)(1)         OF CLASS
-------------------                          --------------         ----------         --------
Glenn A. Welstad (1) (2). . . . . . . .    Common Stock              3,509,888           12.4%
                                           Preferred Stock           3,209,826           74.2%
Ralph E. Peterson (1) . . . . . . . . .    Common Stock                263,101               *
Joseph P. Sambataro, Jr (1). . . . . . .   Common Stock                116,250               *
Dennis Diamond (1) . . . . . . . . . . .   Common Stock                 47,269               *
Ronald L. Junck  (1). . . . . . . . . .    Common Stock                224,801               *
Richard W. Gasten (1) . . . . . . . . .    Common Stock                 21,675               *
Thomas E. McChesney (1). . . . . . . . .   Common Stock                 89,959               *
Robert J. Sullivan (1) . . . . . .  . .    Common Stock                 65,737               *
All Officers and Directors as. . . . . .   Common Stock              4,349,618           15.4%
Group (11 Individuals) (1)  . . . . . .    Preferred Stock           3,209,826           74.2%

 *  Less than 1%.

(1) Beneficial ownership is calculated in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended and includes shares of Common Stock issuable upon exercise of options, warrants, and other securities convertible into or exchangeable for Common Stock currently exercisable or exercisable within 60 days of December 31, 1998.

(2) The business address of Mr. Welstad is 1016 S. 28th Street, Tacoma, Washington, 98409.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Junck is an employee of the Company, a member of its board of directors, and is also a shareholder in a law firm that received approximately $429,000, $587,000 and $337,000 in payment for legal services performed for the Company in 1998, 1997 and 1996, respectively.



--------------------------------------------------------------------------------
                                     Page-27

--------------------------------------------------------------------------------


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The Financial Statements are found on pages F-1 through F-21 of this Form 10-K. The Financial Statement Table of Contents is on Page F-1. The Exhibit Index is found on Page 29 and 30 of this Form 10-K.

         The Company filed a Current Report on Form 8-K on November 5, 1998 which reported under Item 5 "Other Events" that 1) the Company commenced trading on the NYSE on October 27, 1998, 2) American Stock Transfer and Trust had been appointed as the Company's transfer agent, and 3) the number of Preferred Shares purchasable upon exercise of a Purchase Right had been adjusted 6.7/1000 of a Preferred Share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LABOR READY, INC.

                                   /s/ Glenn A. Welstad             3/30/99
                                   --------------------------------------------
                                   Signature                        Date
                                   By: Glenn A. Welstad, Chairman of the Board,
                                        Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Glenn A. Welstad                               3/30/99
Signature                                        Date
----------------------------------------------------------
Glenn A. Welstad, Chairman of the Board, Chief Executive
Officer and President

/s/ Joseph P. Sambataro, Jr.                       3/30/99
----------------------------------------------------------
Signature                                            Date
Joseph P. Sambataro, Jr., Executive Vice President, Chief
Financial Officer, Treasurer and Assistant Secretary

/s/ Ronald L. Junck                               3/30/99
----------------------------------------------------------
Signature                                            Date
Ronald L. Junck, Executive Vice President, Secretary,
General Counsel and Director

/s/ Robert J. Sullivan                            3/30/99
----------------------------------------------------------
Signature                                            Date
Robert J. Sullivan, Director

/S/ Richard W. Gasten                             3/30/99
----------------------------------------------------------
Signature                                            Date
Richard W. Gasten, Vice President and Secretary, Labour
Ready Temporary Services, Ltd. and Director

/s/ Thomas E. Mcchesney                           3/30/99
----------------------------------------------------------
Signature                                            Date
Thomas E. McChesney, Director




--------------------------------------------------------------------------------
                                    Page-28

--------------------------------------------------------------------------------




                                  EXHIBIT INDEX

                                    FORM 10-K
                                LABOR READY, INC.

Exhibit Number                        Description
--------------                        -----------

     3        Articles of Incorporation                                                   (1)
     3.1      Articles of Amendment to Articles of Incorporation                          (1)
     3.2      Bylaws                                                                      (1)
     4        Instruments Defining Rights of Security Holders                             (1)
     4.1      Rights Agreement Dated January 6, 1998                                      (2)
     10       Material Contracts
     10.1     Warrant Purchase Agreements                                                 (1)
     10.2     Executive Employment Agreement between Labor Ready, Inc. And Glenn A.
              Welstad                                                                     (1)
     10.3     Employment Agreement between Labor Ready, Inc. and Joseph P. Sambataro,
              Jr. dated August 1, 1997
     10.4     Business Loan Agreement between Labor Ready, Inc. and U.S. Bank of
              Washington, N.A., dated February 3, 1999
     10.5     Form of Lease for Labor Ready, Inc. dispatch office                         (1)
     10.6     1996 Employee Stock Option and Incentive Plan                               (1)
     10.7     1996 Employee Stock Purchase Plan                                           (1)
     10.8     Employment Agreement between Labor Ready, Inc. and Ralph E. Peterson dated February 10, 1999
     10.9     Form of equipment lease and related schedules at various dates between the Company as lessor, T&W Financial Corporation as Lessee and Diebold
              Corporation as Vendor
     10.10    Business Loan Agreement between Labor Ready, Inc. and U.S. Bank of
              Washington N.A., dated June 18, 1998
     10.11    Excess Bond to Secure Premium and Deductible Obligations between Labor
              Ready, Inc., Travelers Casualty and Surety Company of America, Mutual
              Indemnity (U.S.) Ltd., and Legion Insurance Company dated September 1,
              1998
     10.12    Employment Agreement between Labor Ready, Inc. and Ronald L. Junck dated March 20, 1998
     10.13    Bond to Secure Premium and Deductible Obligations between Labor Ready,
              Inc. Travelers Casualty and Surety Company of America, Reliance
              National Indemnity Company dated February 16, 1999



--------------------------------------------------------------------------------
                                    Page-29

--------------------------------------------------------------------------------

Exhibit Number                        Description
--------------                        -----------
    16       Letter re change in certifying accountant                                   (3)

    21       Subsidiaries of Labor Ready, Inc.

    23       Consents of Independent Certified Public Accountants

    23.1     Consent of Arthur Andersen LLP - Independent Public Accountants

    23.2     Consent of BDO Seidman, LLP - Independent Certified Public Accountants

    27       Financial Data Schedules

    27.1     December 31, 1998 and for the year then ended

    27.2     December 31, 1996 and 1997, for each of the two
                          years in the period ended December 31, 1997

    27.3     March 31, 1998 and for the three month period then ended


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


--------------------------------------------------------------------------------
                                    Page-30

--------------------------------------------------------------------------------







                                LABOR READY, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS



                                TABLE OF CONTENTS

                                                                                       Page


Reports of Independent Certified Public Accountants ................................   F-2

Consolidated Balance Sheets
  December 31, 1998 and 1997 .......................................................   F-4

Consolidated Statements of Income
  Years Ended December 31, 1998, 1997 and 1996 .....................................   F-6

Consolidated Statements of Shareholders' Equity
  Years Ended December 31, 1998, 1997 and 1996 .....................................   F-7

Consolidated Statements of Cash Flows
  Years Ended December 31, 1998, 1997 and 1996 .....................................   F-8

Notes to Consolidated Financial Statements .........................................   F-10






--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders of
Labor Ready, Inc.


We have audited the accompanying consolidated balance sheets of Labor Ready, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Labor Ready, Inc. for the year ended December 31, 1996, were audited by other auditors whose report dated February 24, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Labor Ready, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Seattle, Washington                            /s/ Arthur Andersen LLP
February 12, 1999



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders of
Labor Ready, Inc.


We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Labor Ready, Inc. and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Labor Ready, Inc. and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



Spokane, Washington                                 /s/ BDO Seidman, LLP
February 24, 1997




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                     ASSETS

                                                                          1998                    1997
                                                                  ----------------------    ------------------
CURRENT ASSETS:
     Cash and cash equivalents   . . . . . . . . . . . . . . . .                  $25,940              $22,117
     Accounts receivable, less allowance for doubtful accounts
      of $4,218 and $2,851. . . . . . . . . . . . . . . . . . .                    65,484               36,614
     Workers' compensation deposits and credits. . . . . . . . .                    2,961                1,082
     Prepaid expenses and other . . . . . . . . . . . . . . . .                     4,947                2,660
     Deferred income taxes. . . . . . . . . . . . . . . . . . .                     6,601                3,144
                                                                      --------------------    -----------------
      Total current assets . . . . . . . . . . . . . . . . . . .                  105,933               65,617
                                                                      --------------------    -----------------
PROPERTY AND EQUIPMENT:
     Buildings and land. . . . . . . . . . . . . . . . . . . . .                    4,854                4,448
     Computers and software   . . . . . . . . . . . . . . . . .                    13,443                8,220
     Cash dispensing equipment. . . . . . . . . . . . . . . . .                     7,376              --
     Furniture and equipment   . . . . . . . . . . . . . . . . .                      667                  497
                                                                      --------------------    -----------------
                                                                                   26,340               13,165
     Less accumulated depreciation . . . . . . . . . . . . . . .                    6,069                2,839
                                                                      --------------------    -----------------
      Property and equipment, net   . . . . . . . . . . . . . .                    20,271               10,326
                                                                      --------------------    -----------------
OTHER ASSETS:
     Intangible assets and other, less accumulated amortization
       of $6,383 and $3,569. . . . . . . . . . . . . . . . . . .                    2,630                3,076
     Deferred income taxes. . . . . . . . . . . . . . . . . . .                     1,751                1,212
     Restricted cash in captive insurance subsidiary. . . . . .                       151                  136
                                                                      --------------------    -----------------
      Total other assets . . . . . . . . . . . . . . . . . . . .                    4,532                4,424
                                                                      --------------------    -----------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . .                 $130,736              $80,367
                                                                      --------------------    -----------------
                                                                      --------------------    -----------------




          See accompanying notes to consolidated financial statements.




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            1998                   1997
                                                                      ------------------      ----------------
CURRENT LIABILITIES:
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .             $ 6,889              $ 3,711
     Accrued wages and benefits . . . . . . . . . . . . . . . . . . .               7,544                4,080
     Workers' compensation claims reserve, current portion . . . . . .             15,300                7,109
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . .               4,355                  875
     Current maturities of long-term debt. . . . . . . . . . . . . . .                754                   13
                                                                         -----------------     ----------------
      Total current liabilities . . . . . . . . . . . . . . . . . . .              34,842               15,788
                                                                         -----------------     ----------------
LONG-TERM LIABILITIES:
     Long-term debt, less current maturities . . . . . . . . . . . . .              5,073                   76
     Workers' compensation claims reserve, less current portion . . .              10,324                6,462
                                                                         -----------------     ----------------
      Total long-term liabilities . . . . . . . . . . . . . . . . . .              15,397                6,538
                                                                         -----------------     ----------------
      Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .             50,239               22,326
                                                                         -----------------     ----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.197 par value, 20,000 shares authorized;
      4,324 shares issued and outstanding . . . . . . . . . . . . . .                 854                  854
     Common stock, no par value, 100,000 shares authorized;
     27,974 and 27,662 shares issued and outstanding . . . . . . . . .             54,131               49,694
     Cumulative foreign currency translation adjustment  . . . . . . .              (159)                   86
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .             25,671                7,407
                                                                         -----------------     ----------------

      Total shareholders' equity  . . . . . . . . . . . . . . . . . .              80,497               58,041
                                                                         -----------------     ----------------
      Total liabilities and shareholders' equity. . . . . . . . . . .            $130,736              $80,367
                                                                         -----------------     ----------------
                                                                         -----------------     ----------------





          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                                                   LABOR READY, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME
                                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 1998                    1997                    1996
                                        -----------------------    ------------------    ---------------------
Revenues from services . . . . . . . . .               $606,895               $335,409                $163,450
  Cost of services  . . . . . . . . . .                 422,924                236,666                 115,532
                                           ---------------------    -------------------    --------------------
Gross profit. . . . . . . . . . . . . .                 183,971                 98,743                  47,918

  Selling, general and
   administrative expense  . . . . . . .                144,249                 84,081                  42,955
  Depreciation and amortization. . . . .                  6,076                  4,011                   1,797
                                           ---------------------    -------------------    --------------------
Income from operations. . . . . . . . .                  33,646                 10,651                   3,166
  Interest (income) expense
   and other, net . . . . . . . . . . .                     256                (1,871)                   (340)
                                           ---------------------    -------------------    --------------------
Income before taxes on income
  and extraordinary item . . . . . . . .                 33,390                 12,522                   3,506
  Taxes on income . . . . . . . . . . .                  13,591                  5,559                   1,585
                                           ---------------------    -------------------    --------------------
Income before extraordinary
  item  . . . . . . . . . . . . . . . .                  19,799                  6,963                   1,921
  Extraordinary item, net of income
   tax benefit of $703 . . . . . . . . .                --                      --                     (1,197)
                                           ---------------------    -------------------    --------------------
Net income  . . . . . . . . . . . . . .                 $19,799                 $6,963                   $ 724
                                           ---------------------    -------------------    --------------------
                                           ---------------------    -------------------    --------------------

Basic income per common share:
  Income before extraordinary item . . .                  $0.71                  $0.25                   $0.08
  Extraordinary item, net. . . . . . . .                --                      --                      (0.05)
                                           ---------------------    -------------------    --------------------
  Net income  . . . . . . . . . . . . .                   $0.71                  $0.25                   $0.03
                                           ---------------------    -------------------    --------------------
                                           ---------------------    -------------------    --------------------
Diluted income per common share:
  Income before extraordinary item . . .                  $0.69                  $0.25                   $0.08
  Extraordinary item, net. . . . . . . .                --                      --                      (0.05)
                                           ---------------------    -------------------    --------------------
  Net income  . . . . . . . . . . . . .                   $0.69                  $0.25                   $0.03
                                           ---------------------    -------------------    --------------------
Weighted average shares
  outstanding:
   Basic . . . . . . . . . . . . . . . .                 27,796                 27,669                  23,798
                                           ---------------------    -------------------    --------------------
                                           ---------------------    -------------------    --------------------
   Diluted . . . . . . . . . . . . . . .                 28,666                 28,167                  24,433
                                           ---------------------    -------------------    --------------------
                                           ---------------------    -------------------    --------------------


          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                LABOR READY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                                           CUMULATIVE
                                                                                                             RETAINED      FOREIGN
                                                    COMMON STOCK                  PREFERRED STOCK            EARNINGS      CURRENCY
                                          -------------------------------    -------------------------     (ACCUMULATED  TRANSLATION
                                              SHARES           AMOUNT          SHARES         AMOUNT         DEFICIT)     ADJUSTMENT
                                          -------------    --------------    ----------    -----------    -------------- -----------
BALANCE, January 1, 1996 . . . . . . .       19,842           $ 7,117          4,324           $854             $590         $ (29)
   Net income for the year . . . . . .         --                --            --             --                 724           --
   Common stock issued for 401(k)Plan.           12                48          --             --               --              --
   Common stock issued from public
     stock offering . . . . . . . . .         5,046            33,586          --             --               --              --
   Common stock issued on debt
     extinguishment and warrants
     exercised  . . . . . . . . . . .         2,303             7,961          --             --               --              --
   Common stock issued on the exercise
     of options . . . . . . . . . . .           638               805          --             --               --              --
   Preferred stock dividend  . . . . .         --                --            --             --                (43)           --
   Foreign currency translation  . . .         --                --            --             --               --              (21)
                                         -----------     -------------    ----------   ------------    -------------    ------------
BALANCE, January 1, 1997 . . . . . . .        27,841            49,517        4,324            854            1,271            (50)
   Net income for the year . . . . . .         --                --            --             --              6,963            --
   Common stock repurchased . . . . .         (344)             (611)          --             --              (784)            --
   Common stock issued for 401(k)Plan.           13                81          --             --               --              --
   Common stock acquired through
     Employee Stock Purchase Plan . .            79               375          --             --               --              --
   Common stock issued on the
     exercise of warrants  . . . . . .           32               111          --             --               --              --
   Common stock issued on the exercise
     of options . . . . . . . . . . .            41               221          --             --               --              --
   Preferred stock dividend  . . . . .         --                --            --             --               (43)            --
   Foreign currency translation . . .          --                --            --             --               --               136
                                         -----------     -------------    ----------   ------------    -------------    ------------
BALANCE, January 1, 1998  . . . . . .        27,662            49,694         4,324            854           7,407               86
   Net income for the year  . . . . .          --                --            --             --            19,799             --
   Common stock repurchased . . . . .         (106)             (424)          --             --           (1,492)             --
   Common stock issued for 401(k)Plan.           9                116          --             --               --              --
   Common stock acquired through
     Employee Stock Purchase Plan . .            56               838          --             --               --              --
   Common stock issued on the
     exercise of warrants  . . . . . .            6                22          --             --               --              --
   Common stock issued on the
     exercise of options . . . . . . .          347             3,885          --             --               --              --
   Preferred stock dividend. . . . . .         --                --            --             --              (43)             --
   Foreign currency translation. . . .         --                --            --             --               --             (245)
                                         -----------    --------------    ----------    ----------    --------------     -----------
BALANCE, December 31, 1998  . . . . .        27,974           $54,131         4,324         $ 854          $25,671          $ (159)
                                         -----------    --------------    ----------    ----------    --------------     -----------
                                         -----------    --------------    ----------    ----------    --------------     -----------


          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                LABOR READY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                            --------------- -- ---------------- -- -----------------
                                                                 1998               1997                 1996
                                                            ---------------    ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income  . . . . . . . . . . . . . . . . . . . .             $19,799             $ 6,963                $ 724
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization  . . . . . . . . . . .              6,076               4,011                1,797
   Loss (gain) on capital assets sold  . . . . . . . .                (14)                (76)                    4
   Provision for bad debts. . . . . . . . . . . . . . .              8,274               5,761                2,078
   Extinguishment of debt, extraordinary item . . . . .           --                 --                       1,901
   Deferred income taxes. . . . . . . . . . . . . . . .            (3,996)             (3,832)                  191
Changes in assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . . . .           (37,157)            (21,279)             (10,906)
   Workers' compensation deposits and credits . . . . .            (1,880)               7,183              (4,950)
   Prepaid expenses and other . . . . . . . . . . . . .            (2,304)               (676)              (1,382)
   Accounts payable  . . . . . . . . . . . . . . . . .               3,306               1,605                1,161
   Accrued wages and benefits. . . . . . . . . . . . .               3,492               1,035                1,458
   Workers' compensation claims reserve. . . . . . . .              12,053               8,494                3,133
   Income taxes payable (receivable) . . . . . . . . .               5,715               2,121              (2,356)
                                                            ---------------    ----------------    -----------------
Net cash provided by (used in) operating activities . .             13,364              11,310              (7,147)
                                                            ---------------    ----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures. . . . . . . . . . . . . . . .             (9,452)             (3,967)              (5,750)
   Proceeds from sale of capital assets  . . . . . . .                 160                 120                    9
   (Increase) decrease in restricted cash. . . . . . .                (15)               1,579              (1,715)
   (Increase) decrease in  intangible assets and other.                143             (2,595)              (3,558)
                                                            ---------------    ----------------    -----------------
Net cash used in investing activities . . . . . . . . .            (9,164)             (4,863)             (11,014)
                                                            ---------------    ----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on note payable. . . . . . . . . . . .            --                 --                     (1,591)
   Checks issued against future deposits . . . . . . .            --                   (1,139)                  625
   Payments on capital leases . . . . . . . . . . . . .              (565)           --                   --
   Net proceeds from public offering. . . . . . . . . .           --                 --                      33,586
   Proceeds from warrants exercised . . . . . . . . . .                 22                 110            --
   Proceeds from options exercised . . . . . . . . . .               1,650                 170                  805
   Proceeds from sale of stock through employee stock
     purchase plan . . . . . . . . . . . . . . . . . .                 838                 375            --
   Purchase and retirement of treasury stock . . . . .             (1,916)             (1,395)            --
   Repayment of subordinated debt  . . . . . . . . . .            --                 --                     (2,070)
   Payments on long-term debt . . . . . . . . . . . . .               (89)                (13)                (891)
   Preferred stock dividends paid. . . . . . . . . . .                (86)           --                        (43)
                                                            ---------------    ----------------    -----------------
   Net cash (used in) provided by financing activities               (146)             (1,892)               30,421
   Effect of exchange rates on cash . . . . . . . . . .              (231)                (36)                 (21)
                                                            ---------------    ----------------    -----------------
   Net increase in cash and cash equivalents . . . . .               3,823               4,519               12,239
CASH AND CASH EQUIVALENTS, beginning of year . . . . .              22,117              17,598                5,359
                                                            ---------------    ----------------    -----------------
CASH AND CASH EQUIVALENTS, end of year. . .                        $25,940             $22,117              $17,598
                                                            ---------------    ----------------    -----------------
                                                            ---------------    ----------------    -----------------

          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                LABOR READY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



                                                       ---------------- -- ---------------- -- ----------------
                                                            1998                1997                1996
                                                       ----------------    ----------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
    Interest . . . . . . . . . . . . . . . . . .                 $ 813                $ 30               $ 332
    Income taxes . . . . . . . . . . . . . . . .               $11,882              $7,979              $2,859

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Contribution of common stock to 401(k) Plan                   $ 116               $  81                $ 48
   Issuance of a note receivable on the sale of
     capital assets . . . . . . . . . . . . . . .              --                  --                     $ 23
   Issuance of common stock on debt retirement                 --                  --                   $7,961
   Preferred stock dividends accrued . . . . . .               --                     $ 43              --
   Tax effect of disqualifying dispositions on
     options exercised. . . . . . . . . . . . . .               $2,235                $ 51              --
   Assets acquired with capital lease obligations               $6,393             --                   --




          See accompanying notes to consolidated financial statements.




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                LABOR READY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A. BASIS OF PRESENTATION
   Labor Ready, Inc. and its wholly-owned subsidiaries Labour Ready Temporary Services Ltd., Labor Ready Puerto Rico, Inc., Labor Ready Assurance Company and Workers' Assurance Corporation of Hawaii, Inc. (together, "the Company") provide temporary staffing for manual labor jobs to customers primarily in the industrial and small business markets from 486 offices located throughout the United States, Canada and Puerto Rico. The Company provides services to a wide variety of customers, none of which individually comprise a significant portion of revenues within a geographic region or for the Company as a whole. The consolidated financial statements include the accounts of Labor Ready, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   B. REVENUE RECOGNITION
   Revenue from the sale of services is recognized at the time the service is performed. A portion of the Company's income is derived from franchise and cash dispensing machine fees, which are insignificant for all years presented.

   C. COST OF SERVICES
   Cost of services includes the wages of temporary workers, related payroll taxes, workers' compensation expenses and transportation.

   D. CASH AND CASH EQUIVALENTS
   The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

   E. PROPERTY AND EQUIPMENT
   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are 31 to 39 years for buildings and improvements, 3 to 5 years for computers and software, 7 years for cash dispensing machines and 5 to 7 years for furniture and equipment.

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



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                LABOR READY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

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

   J. NEW ACCOUNTING STANDARDS

   In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("the Statement"). The Statement establishes new rules for the financial reporting of start-up costs, and will require the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting the Statement, any remaining capitalized pre-opening costs in the first quarter of the year adopted. The Statement is effective for years beginning after December 31, 1998 and the Company will adopt it in the first quarter of 1999. The effect of adopting the Statement will be to recognize a non-operating expense, net of tax, of approximately $1.4 million.

   SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and disclosure of comprehensive income. SFAS No. 130 became effective during 1998. Comprehensive income for the Company includes charges or credits to equity resulting from foreign currency translation adjustments. Net income and comprehensive income were not significantly different in 1998, 1997 and 1996.

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the Company to report certain information about operating segments. SFAS No. 131 became effective for the Company's year ended December 31, 1998. The Company provides services to customers primarily in the freight handling, warehousing, landscaping, construction and light manufacturing industries, none of which indiviually comprise a significant portion of revenues within a geographic region for the Company as a whole. Virtually all of the Company's sales are made to customers in the United States. The remaining sales are made to customers in Canada and Puerto Rico.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                LABOR READY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

2.  WORKERS' COMPENSATION

   The Company provides workers' compensation insurance to its temporary workers and regular employees. For workers' compensation claims originating in the majority of states (the 43 non-monopolistic states), the Company has purchased a deductible insurance policy. Under terms of the policy, the Company's workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company. Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company. In 1997, the per occurrence deductible amount was $250,000 per claim, to an aggregate maximum of $11.60 per $100 of temporary worker payroll, or $18.8 million. For claims arising in 1998, the per occurrence deductible amount was increased to $350,000 and the maximum aggregate stop-loss limit was reduced to $10.41 per $100 of temporary worker payroll, or $31.7 million.

   For claims arising in years prior to 1997, the Company has insured all losses beyond amounts reserved in its financial statements with independent insurance companies unrelated to the Company. The difference between the discounted maximum aggregate stop-loss limit for claims arising in 1997 and 1998 and the total of claims paid and reserved for in the Company's financial statements for the same periods is $4.0 million. This amount represents the discounted maximum additional exposure, net of tax, to the Company before its maximum aggregate stop-loss limits are met for all periods before December 31, 1998.

   The Company establishes its reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997, are workers' compensation claims reserves in the non-monopolistic states of $24.4 million and $12.9 million, respectively. The claims reserves were computed using a discount rate of 6.0% at December 31, 1998 and 1997.

   Workers' compensation expense totaling $30.6 million, $19.2 million and $10.0 million was recorded as a component of cost of services in each of the years ended December 31, 1998, 1997 and 1996, respectively.

   For the 1997 and 1998 program years, the Company is required to provide collateral in the amount of the maximum aggregate stop-loss limits, less claims paid to date. The Company provides approximately 50% of the required collateral in the form of a surety bond, and 50% in letters of credit. Accordingly, at December 31, 1998, $14.5 million of the collateral was satisfied with surety bonds and $12.6 million was satisfied with letters of credit for the years ended December 31, 1998 and 1997.

   For workers' compensation claims originating in Washington, Ohio, and West Virginia (the monopolistic states), and Canada and Puerto Rico, the Company pays workers' compensation insurance premiums as required by state administered programs. The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and the previous claims experience of the Company. The Washington program provides for a retroactive adjustment of workers' compensation payments based upon actual claims experience. Upon adjustment, overpayments to the program are returned to the Company and underpayments, if any are assessed. At December 31, 1998 and 1997, the Company recorded workers' compensation credit receivables of $1.4 million and $1.1 million respectively, and workers' compensation liabilities of $1.2 million and $0.6 million respectively, related to the monopolistic states.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                LABOR READY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

2.  WORKERS' COMPENSATION (CONTINUED)
   In December 1998, the Company purchased a deductible insurance policy for the non-monopolistic states covering the years ended 1999 and 2000. The policy includes substantially the same terms and limitations as the 1998 policy described above except that the Company is required to provide collateral in the amount of 60% of claims reserves. The collateral for the 1999 program will consist of 50% letters of credit and 50% surety bond. Accordingly, subsequent to year end, the Company provided the insurance carrier with a letter of credit totaling $4 million and a surety bond for $12.5 million. During 1999, the total amount of the letters of credit and surety bonds for the 1999 program year will increase to approximately $24.0 million.

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

3.  NOTE PAYABLE
   During 1998, the Company entered into a line-of-credit agreement with a bank with interest at the bank's prime rate (7.75% at December 31, 1998). The agreement allows the company to borrow up to the lesser of $40.0 million or 80% of eligible receivables as defined by the bank. The line-of-credit is secured primarily by the Company's accounts receivable and expires in June 2000. The line-of-credit agreement requires that the Company maintain minimum net worth and working capital amounts. The Company was in compliance with the requirements at December 31, 1998. Subsequent to year end, the Company entered into a new line-of-credit agreement with the bank on substantially the same terms but which increases the Company's borrowing limit to $60.0 million.

   As discussed further in Note 2, the Company is required by the workers' compensation program to collateralize a portion its workers' compensation liability with irrevocable letters of credit. At December 31, 1998, the Company had provided its insurance carriers with letters of credit totaling $12.6 million. The letters of credit bear fees of .75% per year and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at December 31, 1998, no borrowings were outstanding on the line-of-credit, $12.6 million was committed by the letters of credit and $27.4 million was available for borrowing. Subsequent to year end, the Company increased its letters of credit outstanding by $4.0 million.

   During the years ended December 31, 1998 and 1997, short-term borrowing activity was as follows:

                                                                                          December 31,
                                                                                   -----------------------
                                                                                       1998         1997
                                                                                   -----------   ---------
   Balance outstanding at year-end ...........................................     $   --      $    --
   Stated interest rate at year-end, including applicable fees ...............         7.75%        8.63%

   Maximum amount outstanding during the year ................................     $ 19,475    $   1,700
   Average amount outstanding ................................................     $  5,486    $   1,200
   Weighted average interest rate during the year, including applicable fees .         8.10%       11.50%

   The average amount outstanding and the weighted average interest rate during the year were computed based upon the average daily balances and rates.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                LABOR READY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

4.  EARNINGS PER SHARE
   Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents for the Company include the dilutive effect of outstanding options. In July 1996, October 1997 and May 1998, the Company declared three-for-two stock splits which have each been retroactively applied in the determination of weighted average shares outstanding.

Basic and diluted earnings per share were calculated as follows:

                                                       ---------------- -- ---------------- -- ----------------
                                                            1998                1997                1996
                                                       ----------------    ----------------    ----------------
Basic:
   Income before extraordinary item . . . . . . .             $ 19,799             $ 6,963             $ 1,922
   Less preferred stock dividends. . . . . . . .                    43                  43                  43
                                                       ----------------    ----------------    ----------------
   Income before extraordinary item available to
     common shareholders . . . . . . . . . . . .              $ 19,756             $ 6,920             $ 1,879
                                                       ----------------    ----------------    ----------------
   Weighted average shares outstanding . . . . .                27,796              27,669              23,798
                                                       ----------------    ----------------    ----------------
   Income before extraordinary item per share .               $    .71               $ .25               $ .08
                                                       ----------------    ----------------    ----------------
                                                       ----------------    ----------------    ----------------
Diluted.:
   Income before extraordinary item available to
     common shareholders. . . . . . . . . . . . .             $ 19,756             $ 6,920             $ 1,879
   Weighted average shares outstanding . . . . .                27,796              27,669              23,798
   Plus options to purchase common stock
     outstanding at end of year. . . . . . . . .                 2,182               2,033                 937
   Less shares assumed repurchased . . . . . . .               (1,312)             (1,535)               (302)
                                                       ----------------    ----------------    ----------------
   Weighted average shares outstanding, including
     dilutive effect of options. . . . . . .                    28,666              28,167              24,433
                                                       ----------------    ----------------    ----------------
   Income before extraordinary item per share .               $    .69              $  .25            $    .08
                                                       ----------------    ----------------    ----------------
                                                       ----------------    ----------------    ----------------


5.  SUBORDINATED DEBT
   In October 1995, the Company issued subordinated debt with detachable stock warrants for the purchase of 2,505 shares at an exercise price of $3.46 per share, in exchange for $10,000. In September 1996, the Company repaid the outstanding balance of the subordinated debt and accelerated the exercise date of the detachable stock warrants to allow immediate exercise at a price of $3.46 per share. Upon pre-payment, 2,303 shares of common stock were purchased through the exercise of detachable stock warrants and the cancellation of $7,961 of subordinated debt. The remaining $2,039 of debt was paid by the Company in cash. An extraordinary loss of $1,197 (net of the related income tax benefit of $703) was recorded on the write-off of the unamortized debt discount and debt issue costs. As of December 31, 1998, warrants to purchase 43 shares of common stock at an exercise price of $3.46 per share remained outstanding.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                LABOR READY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

6.  RELATED PARTY TRANSACTIONS

   A member of the board of directors, is also a shareholder in a law firm that received approximately $429, $587 and $337 in payment for legal services performed for the Company in 1998, 1997 and 1996, respectively.


7.  PREFERRED STOCK
   The Company has authorized 20,000 shares of blank check preferred stock. The blank check preferred stock is issuable in one or more series, each with such designations, preferences, rights, qualifications, limitations and restrictions as the board of directors of the Company may determine and set forth in supplemental resolutions at the time of issuance, without further shareholder action.

   The initial series of blank check preferred stock of the corporation authorized by the board of directors in accordance with the articles of incorporation, was designated as Series A preferred stock. At December 31, 1998 and 1997, the Company had 4,324 outstanding shares of $0.197 par value Series A preferred stock.

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

   In July 1996, October 1997 and May 1998, the board of directors authorized three-for-two preferred stock splits. These preferred stock splits were effected in the form of three shares of preferred stock issued for every two shares of preferred stock outstanding as of each date of declaration. All applicable share and per share data have been adjusted for the effect of the stock splits.

   Pursuant to the Rights Plan discussed further in Note 8, 375 shares of preferred stock have been reserved for issuance under terms of the Plan.

   A preferred stock dividend in the amount of $43 was accrued and paid at December 31, 1998 and 1996. The 1997 preferred stock dividend in the amount of $43 was accrued at December 31, 1997 and paid in January 1998.


8.  COMMON STOCK
   In July 1996, October 1997 and May 1998, the Board of Directors authorized three-for-two common stock splits. These common stock splits were effected in the form of three shares of common stock issued for every two shares of common stock outstanding as of the date of declaration. All applicable share and per share data have been adjusted for the effect of each of these stock splits.

   In connection with the issuance of the $10,000 subordinated debt in 1995, the Company issued options and warrants to purchase 2,505 shares of Common Stock at an exercise price of $3.46 per share. 2,303 of these warrants were exercised as a result of the Company's prepayment of the subordinated debt in September 1996 (see Note 5).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                LABOR READY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

8.  COMMON STOCK (CONTINUED)
   In June 1996, the Company successfully completed the sale of 5,046 shares of common stock, through an underwritten public offering, at a price of $7.26 per share ($6.77 net of underwriting costs). In connection with the public offering, the Company incurred costs of approximately $574, which were offset against the common stock sale proceeds. These net proceeds were used to prepay debt, purchase the home office building in Tacoma, Washington, fund workers' compensation deposits, and fund the opening of new dispatch offices.

   During 1998 and 1997, the Company repurchased 106 and 344 shares of common stock on the open market for cash consideration of $1,916 and $1,395, respectively. The repurchased shares were retired and are not available for reissuance. Excess acquisition cost over the average per share carrying value of common stock is charged to retained earnings.

   In 1998, the board of directors adopted a Shareholders Rights Plan ("the Rights Plan") and declared a dividend distribution of one right for each outstanding share of the Company's common stock. Under the terms of the Rights Plan, each Right entitles the holder to purchase one one-hundredth of a share of the Series A preferred stock at an exercise price of $113.06. The rights are exerciseable a specified number of days following (1) the acquisition by a person or group of persons of 15% or more of the Company's common stock, or (2) the commencement of a tender or exchange offer for 15% or more of the Company's common stock. The Company has reserved 375 shares of the Series A Preferred stock for issuance upon exercise of the rights. The rights may be redeemed by the Company, subject to the approval of the board of directors, for $.01 cents per right in accordance with the provisions of the Rights Plan. If any group or person acquires 50% or more of the Company's common stock, the holders of the unredeemed rights (except for the acquiring group or person) may purchase for the exercise price, the number of common shares having a market value equal to two times the exercise price. The rights expire in January 2008, unless redeemed earlier by the Company.


9. INCOME TAXES
   Temporary differences, which give rise to deferred tax assets (liabilities) consist of the following:

                                                                              December 31,
                                                                      1998                    1997
                                                               --------------------     ------------------
Allowance for doubtful accounts.  . . . . . . . . . . . . . .                $1,587                 $1,072
Prepaid  expenses . . . . . . . . . . . . . . . . . . . . . .                 (456)                  (216)
Workers'  compensation  credits  receivable . . . . . . . . .                 (527)                  (433)
Workers'  compensation  claims reserve. . . . . . . . . . . .                 8,724                  5,075
Net operating loss carry-forwards, net of valuation
 allowances  of $489 and $691.  . . . . . . . . . . . . . . .                   468                    115
Depreciation and amortization  expenses . . . . . . . . . . .               (1,666)                (1,478)
Vacation  accrual.  . . . . . . . . . . . . . . . . . . . . .                   344                    228
Other,  net . . . . . . . . . . . . . . . . . . . . . . . . .                 (122)                    (7)
                                                                  ------------------     ------------------
Net tax deferrals.  . . . . . . . . . . . . . . . . . . . . .                 8,352                  4,356
Non-current  deferred tax (liabilities)  assets, net. . . . .                  1,751                  1,212
                                                                  ------------------     ------------------
Current deferred tax assets,  net . . . . . . . . . . . . . .                $6,601                 $3,144
                                                                  ------------------     ------------------
                                                                  ------------------     ------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                LABOR READY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

9.  INCOME TAXES (CONTINUED)
   The Company has assessed its past earnings history and trends, budgeted sales, expiration dates of loss carry-forwards, and its ability to implement tax planning strategies which are designed to accelerate or increase taxable income. Based on the results of this analysis, no valuation allowance on net deferred tax assets has been established for Labor Ready, Inc. as management believes that it is more likely than not that the net deferred tax assets will be realized.

   At December 31, 1998, Labour Ready Temporary Services, Limited has federal net operating loss carryforwards of approximately $1.0 million with expiration dates through 2005. During 1998, the Company reduced the valuation allowance related to the net operating loss carryforwards recorded in prior years by $177. The reduction reflects the Company's expectation that it is more likely than not that it will generate future taxable income in Canada to utilize the carryforwards.

   As of December 31, 1998, Labor Ready, Inc. has net operating loss carry-forwards of approximately $590, the majority of which expire in 2006 as applicable federal tax regulations limit the Company to an annual deduction of approximately $26. The company has recognized a valuation allowance on the portion expiring in 2006.

   Taxes on income consists of:

                                                                      Year Ended December 31,
                                                     -------------------------------------------------------------
                                                            1998                    1997                1996
                                                     --------------------      ---------------      --------------
Current:
   Federal . . . . . . . . . . . . . . . . . . .                 $14,077               $7,603                $603
   State . . . . . . . . . . . . . . . . . . . .                   3,510                1,788                  88
                                                       ------------------    -----------------    ----------------
Total Current . . . . . . . . . . . . . . . . . .                 17,587                9,391                 691
                                                       ------------------    -----------------    ----------------
Deferred
   Federal . . . . . . . . . . . . . . . . . . .                  (3,454)            (3,259)                 167
   State. . . . . . . . . . . . . . . . . . . . .                   (542)              (573)                  24
                                                       -------------------    ----------------    ----------------
Total deferred . . . . . . . . . . . . . . . . .                  (3,996)            (3,832)                 191
                                                       -------------------    ----------------    ----------------
Total taxes on income, including $703 tax benefit
of extraordinary item in 1996 . . . . . . . .                     $13,591               $5,559                $882
                                                       ------------------    -----------------    ----------------
                                                       ------------------    -----------------    ----------------

  The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated income statement are as follows:

                                                                    Year Ended December 31,
                                                    1998                       1997                    1996
                                            ----------------------     ---------------------    --------------------
                                                  AMOUNT        %          AMOUNT         %        AMOUNT        %
                                                -----------    -----    -------------    ----    -----------    -----

Income tax expense based on statutory rate .       $11,686       35           $4,383       35           $546       34
Increase (decrease) resulting from:
State income taxes, net of federal benefit. .        1,740        5              697        6             59        4
Prior year amounts. . . . . . . . . . . . . .           --       --              487        4            169       11
Other, net                                             165        1              (8)      (1)            108        6
                                                -----------    -----    -------------    -----    -----------    -----
                                                -----------    -----    -------------    -----    -----------    -----
Total taxes on income. . . . . . . . . . . .       $13,591       41           $5,559       44           $882       55
                                                -----------    -----    -------------    -----    -----------    -----
                                                -----------    -----    -------------    -----    -----------    -----

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                LABOR READY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

10.  COMMITMENTS AND CONTINGENCIES
   The Company leases substantially all of its dispatch offices. These leases generally provide for termination on 30 days notice and upon payment of three months rent. Certain of these leases have 1 year minimum terms and are cancelable thereafter upon 30 days notice and the payment of three months rent. Many leases require additional payments for taxes, insurance, maintenance and renewal options. Minimum lease commitments under terms of the leases at December 31, 1998 total approximately $4.2 million, substantially all of which would be payable in 1999. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $9,019, $5,026 and $2,347, respectively.

   In December 1997, the Company entered into a lease agreement for automated Cash Dispensing Machines ("CDM") for installation in the Company's dispatch offices. The lease, which is classified as a capital lease, is payable over 84 months with an imputed interest rate of 9.2% and is secured by the CDMs.

   Cost and accumulated amortization of the CDMs are as follows at December 31, 1998:

   Cash dispensing machines . . . . . . . . . . .             $6,393
   Less accumulated amortization . . . . . . . .                 604
                                                    ----------------
                                                              $5,789
                                                    ----------------
                                                    ----------------

   Future minimum lease payments under capital leases together with the present value of the minimum lease payments as of December 31, 1998 are as follows:

   Year ended December 31:. . . . . . . . . . .
     1999. . . . . . . . . . . . . . . . . . . .             $1,304
     2000. . . . . . . . . . . . . . . . . . . .              1,304
     2001. . . . . . . . . . . . . . . . . . . .              1,304
     2002. . . . . . . . . . . . . . . . . . . .              1,304
     2003. . . . . . . . . . . . . . . . . . . .              1,304
     Thereafter                                               1,690
                                                    ----------------
   Total minimum lease payments. . . . . . . . .              8,210
   Less executory costs. . . . . . . . . . . . .                399
                                                    ----------------
   Net minimum lease payments. . . . . . . . . .              7,811
   Less imputed interest . . . . . . . . . . . .              1,984
                                                    ----------------
                                                             $5,827
                                                    ----------------
                                                    ----------------

   The Company is, from time to time, involved in various lawsuits arising in the ordinary course of business. Although there can be no absolute assurance, in the opinion of management, these will not have a material effect on the Company's consolidated results of operations or financial condition.

   In 1995, the Company entered into an employment agreement with its President and CEO, which provides for annual compensation of $31 per month at inception of the agreement, subject to annual increases on the anniversary date of the agreement of 10% of the prior period's base salary. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on the President's performance, and the overall performance of the Company. The agreement expired in 1998, and subsequent to year end, the Company reached an agreement with its President for the renewal of his employment agreement on substantially similar terms through December 31, 2003.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                LABOR READY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

11.  RETIREMENT PLAN
   In 1994, the Company established a 401(k) savings plan ("the Plan"). Qualifying employees can elect to contribute up to 15% of their annual compensation to the Plan. Profit sharing contributions are made at the discretion of the Company's Board of Directors and have been made in the form of the Company's common stock. Employees are eligible to participate in the Plan the calendar quarter following the completion of one year of service. Employees are fully vested in matching contributions made to the Plan after completing five years of service. The amount charged to expense under the Plan was $178, $118 and $82 for the years ended December 31, 1998, 1997 and 1996, respectively.


12.  VALUATION AND QUALIFYING ACCOUNTS
   Allowance for doubtful accounts activity was as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------
                                                            1998                    1997                1996
                                                     --------------------      ---------------      --------------
Balance,  beginning  of year . . . . . . . . . . .               $2,851               $1,237               $ 869
Charged  to  expense . . . . . . . . . . . . . . .                8,274                5,761               2,078
Write-offs,  net of  recoveries  . . . . . . . . .               (6,907)              (4,147)             (1,710)
                                                       ------------------    -----------------    ----------------
                                                       ------------------    -----------------    ----------------
Balance,  end of year. . . . . . . . . . . . . . .               $4,218               $2,851              $1,237
                                                       ------------------    -----------------    ----------------
                                                       ------------------    -----------------    ----------------

13.  EMPLOYEE STOCK PURCHASE PLAN
   In November, 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP") to provide substantially all employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of its common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. The ESPP provides that no participant shall purchase stock that the aggregate fair market value exceeds $25 during any calendar year. The ESPP expires on June 30, 2001. 1,238 shares of common stock have been reserved for purchase under the ESPP. During 1998 and 1997, 56 and 79 shares were purchased by participants in the plan for cash proceeds of $838 and $375, respectively.


14.  STOCK COMPENSATION PLANS
   In June, 1996, the Company adopted the 1996 Employee Stock Option and Incentive Plan (the "Plan"). In accounting for the Plan, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options is not less than the market price of the underlying stock at the date of grant, no compensation cost is recognized.

   The Plan states that the exercise price of each option may or may not be granted at an amount that equals the market value at the date of grant. The majority of the options vest evenly over a four year period from the date of grant and then expire if not exercised within five years from the date of grant. 2,888 shares of common stock have been reserved for issuance under terms of the Plan.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                LABOR READY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

14.  STOCK COMPENSATION PLANS (CONTINUED)
   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996, respectively: expected life of options of 5 years, expected volatility of 88%, 67%, and 11%, risk-free interest rates of 5.0%, 6.0% and 6.0%, and a 0% dividend yield.

   Under the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1998                    1997                     1996
                                         ---------------------    --------------------    ---------------------
        Net Income
                 As reported                          $19,799                  $6,963                       $724
                 Pro forma                            $16,401                  $6,159                       $352

         Pro forma earnings
          per share
                 Basic                               $   0.59                $   0.22                   $   0.01
                 Diluted                             $   0.57                $   0.22                   $   0.01

The following table summarizes stock option activity:

                                                                    Year Ended December 31,
                                                    1998                       1997                    1996
                                            ----------------------     ---------------------    --------------------
                                                              (1)                      (1)                     (1)
                                                SHARES       PRICE       SHARES       PRICE       SHARES      PRICE
                                                ---------    -------    ---------     -------    ---------    -------
Outstanding at beginning of year . . . . . .       2,033      $6.97          937       $5.43        3,400      $3.19
Granted                                              782     $19.44        1,276       $8.31          628      $6.49
Exercised. . . . . . . . . . . . . . . . . .       (281)      $5.04         (73)       $3.86      (2,941)     $2.94
Expired or canceled. . . . . . . . . . . . .       (356)     $13.10        (107)       $5.03        (150)      $1.30
                                                ---------    -------    ---------     -------    ---------    -------
Outstanding at end of year. . . . . . . . . .      2,178     $10.98        2,033       $6.97          937      $5.43
                                                ---------    -------    ---------     -------    ---------    -------
                                                ---------    -------    ---------     -------    ---------    -------

Exercisable at end of year. . . . . . . . . .        572      $6.63          477       $4.65           98      $2.44
                                                ---------    -------    ---------     -------    ---------    -------
                                                ---------    -------    ---------     -------    ---------    -------

Weighted average fair value of options
granted. . . . . . . . . . . . . . . . . . .                 $14.08                    $7.86                   $9.72
                                                             -------                  -------                 -------
                                                             -------                  -------                 -------

   (1) Weighted average exercise price.

   At December 31, 1998, 710,000 shares of the Company's common stock were available for future grant under the Company's stock option plan.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                LABOR READY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

14.  STOCK COMPENSATION PLANS (CONTINUED)
   Information relating to stock options outstanding and exercisable at December 31, 1998 is as follows:

                                               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                  ----------------------------------------------    ----------------------------------
                                            WEIGHTED-               WEIGHTED-                              WEIGHTED-
 RANGE OF PRICES         NUMBER        AVERAGE CONTRACTUAL       AVERAGE EXERCISE       NUMBER              AVERAGE
                       OUTSTANDING            LIFE                    PRICE           EXERCISABLE       EXERCISE PRICE
------------------    ------------    ----------------------     -----------------    -------------     ----------------
     $0.88 - 8.89           1,205                3.10                   5.71                   479            5.25
    12.33 - 18.08             813                4.10                  16.10                    91           13.58
    21.61 - 29.53             160                4.38                  24.64                     2           21.61
                      ------------                                                    -------------
                      ------------                                                    -------------
    $0.88 - 29.53           2,178                3.57                 $10.98                   572           $6.63
                      ------------                                                    -------------
                      ------------                                                    -------------



--------------------------------------------------------------------------------
                                      F-21