Form 10-Q
period 1999-04-02
LABOR READY INC
filed 1999-05-17
CIK 768899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 2, 1999

                         Commission File Number 0-23828


                                Labor Ready, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

          Washington                                      91-1287341
--------------------------------------------------------------------------------
     (State of Incorporation)                     (Employer Identification No.)

     1016 S. 28th Street , Tacoma, Washington                98409
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)              (Zip Code)

                                 (253) 383-9101
--------------------------------------------------------------------------------
                         (Registrant's Telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

--------------------------------------------------------------------------------




     As of May 5, 1999, the Registrant had 28,328,940 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

--------------------------------------------------------------------------------

                                LABOR READY, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets
                    April 2, 1999 and December 31, 1998...................    2

                    Consolidated Statements of Income
                    Thirteen Weeks Ended
                    April 2, 1999 and April 3, 1998.......................    4

                    Consolidated Statements of Cash Flows
                    Thirteen Weeks Ended April 2, 1999
                    and April 3, 1998.....................................    5

                    Notes to Consolidated Financial Statements............    6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........    9

PART II.  OTHER INFORMATION

          Item 6    Exhibits and Reports on Form 8-K......................   14


          SIGNATURES......................................................   14



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS


                                                                         (Unaudited)
                                                                           April 2,   December 31,
                                                                             1999        1998
                                                                           --------    --------
CURRENT ASSETS:
     Cash and cash equivalents ........................................    $ 24,243    $ 25,940
     Accounts receivable, less allowance for doubtful accounts
      of $4,826 and $4,218 ............................................      64,572      65,484
     Workers' compensation deposits and credits .......................       4,868       2,961
     Prepaid expenses and other .......................................       6,882       4,947
     Deferred income taxes ............................................       6,313       6,601
                                                                           --------    --------
      Total current assets ............................................     106,878     105,933
                                                                           --------    --------

PROPERTY AND EQUIPMENT:
     Buildings and land ...............................................       5,182       4,854
     Computers and software ...........................................      15,955      13,443
     Cash dispensing machines .........................................       9,920       7,376
     Furniture and equipment ..........................................         626         667
                                                                           --------    --------
                                                                             31,683      26,340
     Less accumulated depreciation ....................................       6,738       6,069
                                                                           --------    --------
      Property and equipment, net .....................................      24,945      20,271
                                                                           --------    --------

OTHER ASSETS:
     Intangible assets and other, less accumulated
      amortization of $187 and $6,383 .................................         953       2,781
     Deferred income taxes ............................................       4,655       1,751
                                                                           --------    --------
      Total other assets ..............................................       5,608       4,532
                                                                           --------    --------
     Total assets .....................................................    $137,431    $130,736
                                                                           --------    --------
                                                                           --------    --------


          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------
                                     Page 2

--------------------------------------------------------------------------------

                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               (Unaudited)
                                                                                 April 2,   December 31,
                                                                                   1999        1998
                                                                                 --------    --------
CURRENT LIABILITIES:
     Accounts payable .......................................................    $  5,455    $  6,889
     Accrued wages and benefits .............................................       7,456       7,544
     Reserve for workers' compensation claims ...............................      13,489      15,300
     Income taxes payable ...................................................       3,355       4,355
     Current maturities of long-term debt ...................................         765         754
                                                                                 --------    --------
      Total current liabilities .............................................      30,520      34,842
                                                                                 --------    --------

LONG-TERM LIABILITIES:
     Long-term debt, less current maturities ................................       7,204       5,073
     Reserve for workers' compensation claims ...............................      13,077      10,324
                                                                                 --------    --------
      Total long-term liabilities ...........................................      20,281      15,397
                                                                                 --------    --------
      Total liabilities .....................................................      50,801      50,239
                                                                                 --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.197 par value, 20,000 shares authorized;
     4,324 shares issued and outstanding ....................................         854         854
     Common stock, no par value, 100,000 shares authorized;
     28,123 and 27,974 shares issued and outstanding ........................      57,066      54,131
     Retained earnings ......................................................      28,710      25,512
                                                                                 --------    --------
      Total shareholders' equity ............................................      86,630      80,497
                                                                                 --------    --------
      Total liabilities and shareholders' equity ............................    $137,431    $130,736
                                                                                 --------    --------
                                                                                 --------    --------




          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------
                                     Page 3

--------------------------------------------------------------------------------

                                LABOR READY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                  Thirteen Weeks Ended
                                                                                 April 2,       April 3,
                                                                                   1999           1998
                                                                                 ---------     ---------
Revenues from services ......................................................    $ 156,933     $  94,030
   Cost of services .........................................................      105,907        65,695
                                                                                 ---------     ---------
Gross profit ................................................................       51,026        28,335

   Selling, general and administrative ......................................       42,662        26,913
   Depreciation and amortization ............................................          676         1,380
Income from operations ......................................................        7,688            42
                                                                                 ---------     ---------
Interest income, net ........................................................           18           208
Income before taxes on income and cumulative effect of
   change in accounting principle ...........................................        7,706           250
Taxes on income .............................................................        3,019           105
                                                                                 ---------     ---------
Income before cumulative effect of change in accounting principle ...........        4,687           145

Cumulative effect of change in accounting principle,
   net of income tax benefit of $897  .......................................       (1,453)           --
                                                                                 ---------     ---------
Net income ..................................................................    $   3,234     $     145
                                                                                 ---------     ---------
                                                                                 ---------     ---------
Basic income per common share:
   Income before cumulative effect of change in accounting principle ........    $    0.17     $    0.01
   Cumulative effect of change in accounting principle, net .................        (0.05)           --
                                                                                 ---------     ---------
   Net income ...............................................................    $    0.12     $    0.01
                                                                                 ---------     ---------
                                                                                 ---------     ---------
Diluted income per common share:
   Income before cumulative effect of change in accounting principle ........    $    0.16     $    0.01
   Cumulative effect of change in accounting principle, net .................        (0.05)           --
   Net income ...............................................................    $    0.11     $    0.01
                                                                                 ---------     ---------
                                                                                 ---------     ---------
Weighted average shares outstanding:
   Basic ....................................................................       28,029        27,689
                                                                                 ---------     ---------
                                                                                 ---------     ---------
   Diluted ..................................................................       28,979        28,502
                                                                                 ---------     ---------
                                                                                 ---------     ---------


          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------
                                     Page 4

--------------------------------------------------------------------------------

                                LABOR READY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                   (UNAUDITED)


                                                                                Thirteen Weeks Ended
                                                                            April 2, 1999    April 3, 1998
                                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTVITIES:
   Net income ..........................................................       $  3,234        $    145
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
   Depreciation and amortization .......................................            672           1,380
   Provision for doubtful accounts .....................................          2,751           1,144
   Deferred income taxes ...............................................         (2,615)           (114)
   Cumulative effect of change in accounting principle .................          2,350              --
Changes in assets and liabilities
   Accounts receivable .................................................         (1,839)         (1,900)
   Workers' compensation deposits and credits ..........................         (1,907)         (1,206)
   Prepaid expenses and other ..........................................         (1,918)           (908)
   Accounts payable ....................................................         (1,406)           (228)
   Accrued wages and benefits ..........................................           (116)           (260)
   Reserve for workers' compensation claims ............................            942             727
   Income taxes payable ................................................            357            (588)
                                                                               --------        --------
Net cash provided by (used in) operating activities ....................            505          (1,808)
                                                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................         (3,021)         (2,708)
   Increase in other assets ............................................           (521)            (57)
                                                                               --------        --------
Net cash used in investing activities ..................................         (3,542)         (2,765)
                                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options exercised .....................................          1,370             343
   Proceeds from sale of stock through employee stock purchase plan ....            206             100
   Payments on capital lease obligations ...............................           (181)            (95)
                                                                               --------        --------
Net cash provided by financing activities ..............................          1,395             348
   Effect of exchange rates on cash ....................................            (55)            (12)
                                                                               --------        --------
Net decrease in cash and cash equivalents ..............................         (1,697)         (4,237)
CASH AND CASH EQUIVALENTS, beginning of period .........................         25,940          22,117
                                                                               --------        --------
CASH AND CASH EQUIVALENTS, end of period ...............................       $ 24,243        $ 17,880
                                                                               --------        --------
                                                                               --------        --------


           See accompanying notes to consolidated inancial statements.


--------------------------------------------------------------------------------
                                     Page 5

--------------------------------------------------------------------------------

ITEM 1.        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 annual report on Form 10-K. Certain amounts in the consolidated balance sheet at December 31, 1998 have been restated to conform to the 1999 presentation. The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the thirteen-week period ended April 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2.   WORKERS' COMPENSATION

The Company provides workers' compensation insurance to its temporary workers and regular employees. For workers' compensation claims originating in the majority of states (the 43 non-monopolistic states), the Company has purchased a deductible insurance policy. Under terms of the policy, the Company's workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company. Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company. In 1997, the per occurrence deductible amount was $250,000 per claim, to an aggregate maximum of $11.60 per $100 of temporary worker payroll, or $18.8 million. For claims arising in 1998 and 1999, the per occurrence deductible amount was increased to $350,000 and the maximum aggregate stop-loss limit was reduced to $10.41 per $100 of temporary worker payroll, or $31.7 million for the year ended December 31, 1998 and $8.3 million for the first quarter of 1999.

For claims arising in years prior to 1997, the Company has insured all losses beyond amounts reserved in its financial statements with independent insurance companies unrelated to the Company. The difference between the discounted maximum aggregate stop-loss limit for claims arising in 1997, 1998 and the first quarter of 1999 and the total of claims paid and reserved for in the Company's financial statements for the same periods is $5.5 million. This amount represents the discounted maximum additional exposure, net of tax, to the Company before its maximum aggregate stop-loss limits are met for all periods prior to April 2, 1999.

The Company establishes its reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of April 2, 1999 and December 31, 1998, are workers' compensation claims reserves in the non-monopolistic states of $26.1 million and $24.4 million, respectively. The claims reserves were computed using a discount rate of 6.0% at April 2, 1999 and December 31, 1998.

Workers' compensation expense totaling $5.6 million, and $4.8 million was recorded as a component of cost of services in each of the thirteen weeks ended April 2, 1999 and April 3, 1998, respectively.

For the 1997 and 1998 program years, the Company is required to provide collateral in the amount of the maximum aggregate stop-loss limits, less claims paid to date. The Company has provided approximately 50% of the required collateral in the form of a surety bond, and 50% in letters of credit. Accordingly, at April 2, 1999, $14.5 million of the collateral was satisfied with surety bonds and $12.6 million was satisfied with letters of credit for the 1997 and 1998 program years.


--------------------------------------------------------------------------------
                                     Page 6

--------------------------------------------------------------------------------

In December 1998, the Company purchased a deductible insurance policy for the non-monopolistic states covering the years ended 1999 and 2000. The policy includes substantially the same terms and limitations as the 1998 policy described above except that the required collateral was reduced to an amount equal to 60% of claims reserves. However, the Company was required to provide approximately half of the estimated collateral for the 1999 program year as of the beginning of the year. Collateral for the 1999 program year will consist of 50% letters of credit and 50% surety bond. Accordingly, as of April 2, 1999, the Company has provided the insurance carrier with a letter of credit totaling $4 million and a surety bond for $12.5 million. Subsequent to quarter end, the Company increased the letter of credit by $4 million. During 1999, the total amount of the letters of credit and surety bonds for the 1999 program year will increase to approximately $24.0 million.

For workers' compensation claims originating in Washington, Ohio and West Virginia (the monopolistic states), Canada and Puerto Rico, the Company pays workers' compensation insurance premiums as required by state administered programs. The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and the previous claims experience of the Company.

The Company has established a risk management department at its corporate headquarters to manage its insurers, third party claims administrators, and medical service providers. To reduce wage-loss compensation claims, the Company employs claims coordinators throughout the United States. The claims coordinators manage the acceptance, processing and final resolution of claims and administer the Company's return to work program. Workers in the program are employed on customer assignments that require minimal physical exertion or within the Company in the local dispatch office. The Company has an on-line connection with its third party administrators that allow the claims coordinators to maintain visibility of all claims, manage their progress and generate required management information.

NOTE 3.   CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 1999, the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("the Statement"). The Statement establishes new rules for the financial reporting of start-up costs, and requires the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting the Statement, any capitalized pre-opening costs in the first quarter of the year adopted. Prior to adopting the Statement, pre-opening costs incurred to open new dispatch offices, including salaries, recruiting, testing, training, lease and other related costs, were capitalized and amortized using the straight-line method over two years. The cumulative effect of adopting the Statement was to decrease net income by $1.5 million or $0.05 per common share.

NOTE 4.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                       (Amounts in Thousands)
                                                        Thirteen Weeks Ended
                                                    ----------------------------
                                                    April 2, 1999  April 3, 1998
                                                    -------------  -------------
Cash paid during the period for:
   Interest .....................................       $  160       $  125

   Income taxes .................................       $4,334       $  815

Non-cash investing and financing activities:
   Tax effect of disqualifying dispositions
     on options exercised .......................       $1,359       $  287

   Assets acquired with capital lease obligations       $2,309       $4,208



--------------------------------------------------------------------------------
                                     Page 7

--------------------------------------------------------------------------------

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

Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share data):

                                                               ---------------------
                                                               Thirteen Weeks Ended
                                                               ---------------------
                                                               April 2,     April 3,
                                                                 1999         1998
                                                               --------     --------
Basic:
   Net income (loss) ......................................    $  3,234     $    145
   Less preferred stock dividends .........................         (11)         (11)
                                                               --------     --------
   Income allocable to common shareholders ................    $  3,223     $    134
                                                               --------     --------
   Weighted average shares outstanding ....................      28,029       27,689
                                                               --------     --------
   Net income per share ...................................    $   0.12     $   0.01
                                                               --------     --------
                                                               --------     --------
Diluted:
   Income allocable to common shareholders ................    $  3,223     $    134
                                                               --------     --------
   Weighted average shares outstanding ....................      28,029       27,689
   Plus options to purchase common stock outstanding at end
     of period ............................................       2,882        2,046
   Less shares assumed repurchased ........................      (1,932)      (1,233)
                                                               --------     --------
   Weighted average shares outstanding, including dilutive
     effect of options ....................................      28,979       28,502
                                                               --------     --------
   Net income per share ...................................    $   0.11     $   0.01
                                                               --------     --------
                                                               --------     --------



NOTE 6.   COMMITTMENTS

During the first quarter of 1999, the Company entered into an agreement to lease approximately 200 automated Cash Dispensing Machines ("CDMs") for installation in the Company's dispatch offices opened in 1999. The fair market value of the CDMs at inception of the lease is approximately $2.6 million. The lease is payable over 72 months with an imputed interest rate of 6.5% and a residual payment equal to 20% of the CDM's original cost. The leases are secured by the CDMs. During the three months ended April 2, 1999, the Company installed approximately 166 of the CDMs in its new dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $2.3 million with future minimum lease payments over the next 6 years of approximately $0.4 million per year. Included as an exhibit to this Form 10-Q is an example of a CDM lease, all such leases having substantially identical terms and conditions.


--------------------------------------------------------------------------------
                                     Page 8

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Form 10-Q, including statements about the Company's revenue growth, the demand for temporary labor and its plans for opening new offices, are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. As such, these forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to (1) the Company's ability to manage and continue its rapid growth,
(2) economic conditions in its key market areas, and (3) other risks as set forth in Item 7 of the Company's Form 10-K for the year ended December 31, 1998. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

OVERVIEW

Labor Ready is a leading, national provider of temporary workers for manual labor jobs. The Company's customers are primarily in the freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses. The Company has grown from eight dispatch offices in 1991 to 652 dispatch offices at April 2, 1999. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising. The Company's annual revenues have grown from approximately $6 million in 1991 to $607 million in 1998 and $157 million for the first quarter of 1999. This revenue growth has been generated both by opening new dispatch offices in markets throughout the U.S., Canada and Puerto Rico and by continuing to increase sales at existing dispatch offices.

The Company opened 166 dispatch offices during the first quarter of 1999 and expects to open 34 additional dispatch offices in the second quarter of the year. The Company expects the average cost of opening each new dispatch office in 1999 to be approximately $45,000. The cost of opening a new dispatch office includes extensive management training, the installation of sophisticated computer and other office systems and a CDM. Further, once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally within six months. The Company pays its temporary workers on a daily basis, and generally bills its customers weekly. Consequently, the Company may experience significant negative cash flow from operations and investment activities during periods of high growth and may require additional sources of working capital in order to continue to grow.

Approximately 20% of the Company's customers are construction and landscaping businesses, which are significantly affected by the weather. Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months. Further, inclement weather can slow construction and landscaping activities in such periods. As a result, the Company has generally experienced a significant increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the customer mix diversifies. From time to time during peak periods, the Company experiences shortages of available temporary workers. The Company has completed the installation of the CDMs in substantially all of its dispatch offices in the United States. The CDMs provide the Company's temporary workers with the option of receiving cash payment instead of a payroll check. The Company believes this additional feature is unique among its direct competitors and should increase the Company's ability to attract available temporary workers.

Revenue from services includes revenues earned on services provided by the Company's temporary workers and fees generated by the CDMs.

Cost of services includes the wages and related payroll taxes of temporary workers, workers' compensation expense, unemployment compensation insurance and transportation. Cost of services as a percentage of revenues has historically been affected by numerous factors, including the use of lower introductory rates to attract new customers at new dispatch offices, the use of higher pay rates to attract more skilled workers, changes in the Company's workers' compensation reserve rates and the changing geographic mix of new and established, more mature markets. Although the Company has implemented policies and procedures to prevent unplanned increases in pay rates, and is no longer required to discount billing rates to attract new customers, significant continuing fluctuations in cost of services may be experienced as the Company pursues further aggressive growth.


--------------------------------------------------------------------------------
                                     Page 9

--------------------------------------------------------------------------------

Selling, general and administrative expenses include the salaries and wages of the Company's operations and administrative personnel, dispatch office operating expenses, corporate office operating expenses and the costs of the CDM program.

Temporary workers assigned to customers remain Labor Ready employees. Labor Ready is responsible for the employee-related expenses of its temporary workers, including workers' compensation coverage, unemployment compensation insurance, and Social Security and Medicare taxes. The Company does not provide health, dental, disability or life insurance to its temporary workers. Generally, the Company bills its customers for the hours worked by its temporary workers assigned to the customer. Because the Company pays its temporary workers only for the hours actually worked, wages for the Company's temporary workers are a variable cost that increases or decreases directly in proportion to revenue. The Company has one franchisee which operates five dispatch offices. The Company does not intend to grant additional franchises. Royalty revenues from the franchised dispatch offices are not material during any period presented herein.

RESULTS OF OPERATIONS

The following table compares the operating results of the Company for the thirteen weeks ended April 2, 1999 and April 3, 1998:


                                                       Thirteen Weeks Ended
                                                       --------------------
                                                       April 2,     April 3,
                                                       --------     --------
                                                         1999        1998
                                                       --------     --------
Revenues  from  services .......................        100.0%      100.0%
Cost of  services ..............................        (67.5)      (69.9)
Selling, general and administrative expenses ...        (27.2)      (28.6)
Depreciation  and  amortization ................         (0.4)       (1.5)
Interest income,  net ..........................          0.01        0.2
Income before income taxes and cumulative
   effect of change in  accounting  principles .          4.9         0.3
Net income .....................................          2.1         0.2



THIRTEEN WEEKS ENDED APRIL 2, 1999 COMPARED TO THIRTEEN WEEKS ENDED APRIL 3,
1998

     DISPATCH OFFICES

     The number of offices grew to 652 at April 2, 1999 from 486 locations at December 31, 1998, a net increase of 166 dispatch offices, or 34.2%. During the thirteen weeks ended April 3, 1998, the number of offices grew to 420 from 316 locations at December 31, 1997, a net increase of 104 dispatch offices, or 32.9%. The Company expects to open 34 additional dispatch offices in the second quarter of 1999 and 300 dispatch offices in 2000. The Company estimates that its aggregate costs of opening 166 new dispatch offices in the first quarter of 1999 were approximately $7.5 million, an average of approximately $45,000 per dispatch office, compared to aggregate costs of approximately $5.2 million, an average of approximately $50,000 per dispatch office, to open 104 new stores in the first quarter of 1998. The decrease in per-store costs in 1999 was primarily the result of a decline in equipment costs. Approximately $1.1 million of first quarter 1998 costs includes dispatch office pre-opening costs such as salaries, recruiting, testing, training, lease and other related costs, which were capitalized and amortized using the straight-line method over two years. The remaining approximately $4.1 million includes computer systems and other equipment related costs, CDMs, and leasehold improvements.

     REVENUES FROM SERVICES

     The Company's revenues from services increased to $156.9 million for the thirteen weeks ended April 2, 1999, as compared to $94.0 million for the thirteen weeks ended April 3, 1998, an increase of $62.9 million or 66.9%. The increase in revenues is due primarily to the increase in the number of dispatch offices and continued increases in revenues from mature dispatch offices. Additionally, the Company opened more stores in the first quarter of 1999 than in the same period in 1998. Finally, the Company continues to consolidate its position in the marketplace and build brand awareness, allowing the Company to increase its average bill rates over the same period a year ago. Included in revenues from services for the thirteen weeks ended April 2, 1999 and April 3, 1998 are CDM fees of $1.2 million and $0.2 million, respectively.

     COST OF SERVICES

     Cost of services increased to $105.9 million for the thirteen weeks ended April 2, 1999 as compared to $65.7 million for the thirteen weeks ended April 3, 1998, an increase of $40.2 million or 61.2%. This increase is directly related to the corresponding increase in revenues during the period. Cost of services was 67.5% of revenue in the first quarter of 1999 compared to 69.9% of revenue in the first quarter of 1998. Cost of services as a percentage of revenues decreased 2.4% as compared to the first quarter of 1998 because the company was able to increase its billing rates over the same period a year ago while the average wage paid to temporary workers did not increase. Additionally, the Company experienced a decline in workers compensation expense due to continuous improvements in workers' compensation claims experience. Significant continuing fluctuations in cost of services may be expected as the Company pursues further aggressive growth.


--------------------------------------------------------------------------------
                                    Page 10

--------------------------------------------------------------------------------

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $42.7 million in the first quarter of 1999 as compared to $26.9 million in the first quarter of 1998, an increase of $15.8 million or 58.7%. The increase was largely due to the 66.9% increase in revenue from 1998 to 1999. Selling, general and administrative expenses were 27.2% of revenues in the first quarter of 1999 as compared to 28.6% of revenues in the first quarter of 1998. The decrease in selling, general and administrative expenses as a percentage of revenue in the first quarter of 1999 is due mainly to continued economies of scale on fixed and semi-fixed dispatch office operating and corporate administrative costs. Included in selling, general and administrative expense for the thirteen weeks ended April 2, 1999 and April 3, 1998 are CDM related expenses of $0.5 million and $0.08 million, respectively.

     The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time adjusts its staffing model at the dispatch offices and upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

     DEPRECIATION AND AMORTIZATION EXPENSE.

     Depreciation and amortization expense was $0.7 million in the first quarter of 1999 and $1.4 million in the first quarter of 1998, a decrease of $0.7 million or 50.0%. The decrease in depreciation and amortization expense is primarily the result of the elimination of amortization expense when the Company adopted the provisions of SOP 98-5. The Statement required the Company to expense as incurred, pre-opening costs for new dispatch offices, and recognize as a cumulative effect of a change in accounting principle, a one-time charge for the unamortized balance of pre-opening costs. Prior to the change, the Company had capitalized pre-opening costs and amortized them over two years. Offsetting this decrease is higher levels of depreciation resulting from the addition of $12.6 million of property and equipment since the first quarter of 1998. These additions primarily include the CDMs and computer equipment, software, and other equipment needed for the new stores opened during the period and to expand the Company's data processing capabilities to accommodate the growth in dispatch offices. Included in depreciation and amortization expense for the thirteen weeks ended April 2, 1999 and April 3, 1998 are depreciation on CDMs of $0.3 million and $0.1, respectively.

     INTEREST INCOME, NET

     The Company recorded net interest income of $18,000 in the first quarter of 1999 as compared to interest income of $0.2 million in the first quarter of 1998, a decrease of $0.2 million or 91.3%. The decrease in net interest income was the result of increases in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1998 as a result of providing additional collateral to the Company's workers' compensation insurers and increasing the line of credit to $60 million, and a decline in market interest rates on invested cash balances. Additionally, the Company had cash balances of approximately $13.3 million held in the CDMs at April 2, 1999 compared to $12.3 million at April 3, 1998.

     The Company expects to incur interest expense during the balance of 1999 as the cash demands of the Company's busiest time of year will require borrowing on the Company's revolving line of credit. Additionally, cash balances held in the CDMs for payment of temporary worker payrolls, will continue to reduce cash available for investing.

     TAXES ON INCOME

     Taxes on income increased to a provision of $3.0 million in the first quarter of 1999 from a provision of $0.1 million in the first quarter of 1998, an increase of $2.9 million. The increase in taxes was due to the increase in income before taxes and cumulative effect of change in accounting principle to $7.7 million in the first quarter of 1999 from pretax income of $0.3 million in the first quarter of 1998. The Company's effective tax rate was 39.2% in the first quarter of 1999 as compared to 42.0% in the first quarter of 1998. The decrease in the effective rate was primarily due to reductions in the Company's expected state income tax rates. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate result from state income taxes and certain non-deductible expenses.

     The Company had a net deferred tax asset of approximately $11.0 million at April 2, 1999, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     NET INCOME

     The Company reported net income of $3.2 million for the thirteen weeks ended April 2, 1999, as compared to net income of $0.1 million, for the thirteen weeks ended April 3, 1998, an increase of $3.1 million. As a percentage of revenues from services, net income increased to 2.1% for the first quarter of 1999, which compares to 0.2%, for the first quarter of 1998, an increase of 1.9%. This increase in net income is primarily the result of increased revenues and gross margins, economies of scale realized on selling, general and administrative expenses and decreases in amortization expense, offset by a one-time charge of $1.5 million related to the change in accounting principle for dispatch office pre-opening costs discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $0.5 million in the first quarter of 1999 compared to a use of cash of $1.8 million in the first quarter of 1998. The increase in cash provided by operations in 1999 is largely due to net income for the quarter, and non-cash expenses including depreciation and amortization and the one-time charge for the cumulative effect of a change in accounting principle offset by an increase in the Company's net deferred asset during the period. Additionally, increases in accounts receivable, workers' compensation deposits and credits and prepaid expenses and a decrease in accounts payable were offset in part by increases in the reserve for workers' compensation and income taxes payable.

     The Company used net cash in investing activities of $3.5 million in first quarter of 1999, compared to $2.8 million in the first quarter of 1998. The increase in cash used in investing activities in 1999 as compared to 1998 is due primarily to an increase in capital expenditures to open 166 new stores and increase the Company data processing capabilities to accommodate the growth in dispatch offices. The Company's capital expenditures in 1999 and 1998 include property and equipment acquired other than through capital lease. Capital expenditures in the first quarter of 1998 includes store pre-opening costs of $1.1 million and expenditures for property and equipment of $1.6 million.

     Net cash provided by financing activities was $1.4 million in the first quarter of 1999 and $0.3 million in the first quarter of 1998. The increase in cash provided by financing activities in 1999 as compared to 1998 is due mainly to proceeds from the exercise of employee stock options.

     In February 1999, the Company entered into a new line of credit agreement with U.S. Bank. The new agreement allows the company to borrow up to the lesser of $60 million or 80% of eligible accounts receivable, as defined by the bank, with interest at the lesser of the bank's prime rate (7.75% at April 2, 1999) or the London Inter-Bank Offering Rate (LIBOR) plus 1.25%. The line of credit is secured primarily by the Company's accounts receivable and is due in full on June 30, 2000. The line of credit agreement requires that the Company maintain certain minimum net worth and working capital amounts and ratios. The Company was in compliance with the requirements at April 2, 1999.

     As discussed further in Note 2 to the consolidated financial statements, the Company is required by the workers' compensation program to collateralize a portion of its workers' compensation liability with irrevocable letters of credit. At April 2, 1999, the Company had provided its insurance carriers with letters of credit totaling $16.6 million. The letters of credit bear fees of .75% per year and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at April 2, 1999, no borrowings were outstanding on the line-of-credit, $16.6 million was committed by the letters of credit and $43.4 million was available for borrowing. Subsequent to quarter-end, the Company increased its outstanding letters of credit by $4.0 million.

     During the first quarter of 1999, the Company entered into an agreement to lease approximately 200 automated Cash Dispensing Machines ("CDMs") for installation in the Company's dispatch offices opened in 1999. The fair market value of the CDMs at inception of the lease is approximately $2.7 million. The lease is payable over 72 months with an imputed interest rate of 6.5% and a residual payment equal to 20% of the CDM's original cost. The leases are secured by the CDMs. During the three months ended April 2, 1999, the Company installed approximately 166 CDMs in dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $2.3 million with future minimum lease payments over the next 6 years of approximately $0.4 million per year. Included as an exhibit to this Form 10-Q is an example of a CDM lease, all such leases having substantially identical terms and conditions.

     Included in cash and cash equivalents at April 2, 1999, is approximately $13.3 million of cash which is located in the CDMs for payment of temporary worker payrolls. The Company anticipates further increases in cash held in the CDMs as it enters the busiest time of its year and completes the installation of CDMs at all of its dispatch offices in the United States.

     Historically, the Company has financed its operations through cash generated by external financing including term loans, credit lines and stock offerings. The principal use of cash is to finance the growth in receivables, and fund the cost of opening new dispatch offices. The Company may experience cash flow deficits from operations and investing activities while the Company expands its operations, including the acceleration of opening new dispatch offices. Management expects cash flow deficits to be financed by profitable operations, the use of the Company's line of credit, and may consider other equity or debt financings as necessary. The Company analyzes acquisition opportunities from time to time and may pursue acquisitions in certain circumstances. Any acquisitions the Company enters into may require additional equity or debt financing.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

     The Company has developed and is currently implementing a significant upgrade to its proprietary management information systems to address the dramatic growth (and expected future growth) in the number of the Company's dispatch offices and provide certain enhanced features. The software upgrade is Year 2000 compliant. Through April 2, 1999, the Company has incurred approximately $1.4 million in development costs which is included in the accompanying consolidated balance sheets in "Computers and Software". The Company expects that the upgrade will be installed Company-wide not later than September 30, 1999.

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

     The Company has tested and will continue to test other computer components and software including its non-information processing systems such as its data and phone communications systems for Year 2000 compliance. Based on such testing, the Company expects to replace its voice mail system for a total cost of approximately $50,000. Testing to date has indicated no other year 2000 compliance problems. If other systems fail, the Company will be required to replace them. Replacement systems are mass produced and available from a large number of vendors and would constitute an immaterial expense relative to the operating budget of the Company.

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

     The Company has a contingency plan for certain Year 2000 issues, however, the Company believes that its systems will be Year 2000 compliant by year end, if not before, and that the Year 2000 issue will not materially impact its operations. The forward looking statements referenced above, including the preceding sentence, are subject to a number of risks and uncertainties, including the ability of customers, vendors and other third parties to solve timely their Year 2000 issues, the accuracy of Year 2000 testing methods and that remediation of Year 2000 issues will be correctly implemented.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          THE FOLLOWING EXHIBITS ARE BEING FILED AS A PART OF THIS REPORT:


          EXHIBIT NO.         DESCRIPTION
          10.10               Form of equipment lease and related schedules at
                              various dates Between the Company as lessor and
                              Wells Fargo Equipment Finance, Inc. as lessee.

          27                  Financial Data Schedules as of April 3, 1999 and
                              April 2, 1998 and for each of the thirteen week periods then ended.


     (b)  REPORTS ON FORM 8-K

          None.


SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT:    LABOR READY, INC.


By:  /S/ GLENN A. WELSTAD                              MAY 14, 1999
     --------------------------------------            ------------
     Glenn A. Welstad                                  Date
     Chairman of the Board, Chief Executive
     Officer and President


By:  /S/ JOSEPH P. SAMBATARO, JR.                      MAY 14, 1999
     --------------------------------------            ------------
     Joseph P. Sambataro, Jr.                          Date
     Executive Vice President,
     Chief Financial Officer, Treasurer
     and Assistant Secretary

--------------------------------------------------------------------------------