Form 10-Q
period 1999-07-02
LABOR READY INC
filed 1999-08-13
CIK 768899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

--------------------------------------------------------------------------------


     As of August 10, 1999, the Registrant had 42,790,889 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                LABOR READY, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Balance Sheets
                  July 2, 1999 and December 31, 1998...................2

                  Consolidated Statements of Income
                  Thirteen and Twenty-Six Weeks Ended
                  July 2, 1999 and July 3, 1998........................4

                  Consolidated Statements of Cash Flows
                  Twenty-Six Weeks Ended July 2, 1999
                  and July 3, 1998.....................................5

                  Notes to Consolidated Financial Statements...........6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........9

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders..16

         Item 6.  Exhibits and Reports on Form 8-K.....................16


         Signatures....................................................17


----------------------------------------------------------------------------

                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                                             (UNAUDITED)
                                                                                JULY 2,                DECEMBER 31,
                                                                                 1999                      1998
                                                                        ----------------------     -------------------
CURRENT ASSETS:
     Cash and cash equivalents.........................................              $  17,142               $  25,940
     Accounts receivable, less allowance for doubtful accounts
      of $4,990 and $4,218.............................................                 89,034                  65,484
     Workers' compensation deposits and credits........................                  4,690                   2,961
     Prepaid expenses and other........................................                  9,490                   4,947
     Deferred income taxes.............................................                  6,611                   6,601
                                                                           --------------------     -------------------

      Total current assets.............................................                126,967                 105,933
                                                                           --------------------     -------------------

PROPERTY AND EQUIPMENT:
     Buildings and land ...............................................                  5,425                   4,854
     Computers and software............................................                 19,351                  13,443
     Cash dispensing machines..........................................                 10,312                   7,376
     Furniture and equipment...........................................                    717                     667
                                                                           --------------------     -------------------

                                                                                        35,805                  26,340
     Less accumulated depreciation ....................................                  7,811                   6,069
                                                                           --------------------     -------------------

      Property and equipment, net......................................                 27,994                  20,271
                                                                           --------------------     -------------------

OTHER ASSETS:
     Intangible assets and other, less accumulated
      amortization of $199 and $6,383..................................                     84                   2,630
     Restricted cash...................................................                  1,195                     151
     Deferred income taxes.............................................                  4,452                   1,751
                                                                           --------------------     -------------------

      Total other assets...............................................                  5,731                   4,532
                                                                           --------------------     -------------------

     Total assets......................................................             $  160,692              $  130,736
                                                                           --------------------     -------------------
                                                                           --------------------     -------------------


          See accompanying notes to consolidated financial statements.


----------------------------------------------------------------------------

                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  (UNAUDITED)
                                                                                    JULY 2,              DECEMBER 31,
                                                                                     1999                    1998
                                                                              --------------------     -----------------
CURRENT LIABILITIES:
     Line of credit..........................................................            $  14,312              $     --
     Accounts payable........................................................                3,493                 6,889
     Accrued wages and benefits..............................................                7,350                 7,544
     Current portion of workers' compensation claims reserve.................               16,196                15,300
     Current portion of capital lease obligations............................                1,018                   754
     Income taxes payable....................................................                   --                 4,355
                                                                                  -----------------      ----------------

      Total current liabilities.............................................                42,369                34,842
                                                                                  -----------------      ----------------


LONG-TERM LIABILITIES:
     Capital lease obligations...............................................                6,884                 5,073
     Workers' compensation claims reserve....................................               12,068                10,324
                                                                                  -----------------      ----------------

      Total long-term liabilities............................................               18,952                15,397
                                                                                  -----------------      ----------------

      Total liabilities......................................................               61,321                50,239
                                                                                  -----------------      ----------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.197 par value, 20,000 shares authorized;
     6,486 shares issued and outstanding.....................................                  854                   854
     Common stock, no par value, 100,000 shares authorized;
     42,750 and 41,961 shares issued and outstanding.........................               61,899                54,131
     Retained earnings.......................................................               36,618                25,512
                                                                                  -----------------      ----------------

      Total shareholders' equity.............................................               99,371                80,497
                                                                                  -----------------      ----------------

      Total liabilities and shareholders' equity.............................            $ 160,692            $  130,736
                                                                                  -----------------      ----------------
                                                                                  -----------------      ----------------


          See accompanying notes to consolidated financial statements.


----------------------------------------------------------------------------

                                LABOR READY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                              -----------------------------     ----------------------------
                                                                 JULY 2,        JULY 3,            JULY 2,        JULY 3,
                                                                  1999           1998               1999           1998
                                                              -------------- --------------     --------------- ------------
Revenues from services.......................................      $ 207,369       $ 142,997          $ 364,302     $ 237,028

   Cost of services..........................................        143,240         100,588            249,147       166,284
                                                                 ------------ ---------------    --------------- -------------
Gross profit.................................................         64,129          42,409            115,155        70,744

   Selling, general and administrative expenses..............         50,062          34,910             92,724        61,824
   Depreciation and amortization.............................          1,084           1,723              1,760         3,103
                                                                 ------------ ---------------    --------------- -------------
Income from operations.......................................         12,983           5,776             20,671         5,817

Interest income (expense), net...............................            (99)            (96)               (81)          112
                                                                 ------------ ---------------    --------------- -------------
Income before taxes and cumulative effect of accounting change
                                                                      12,884           5,680             20,590         5,929

Income taxes.................................................          5,015           2,331              8,034         2,436
                                                                 ------------ ---------------    --------------- -------------
Income before cumulative effect of accounting change.........          7,869           3,349             12,556         3,493

Cumulative effect of accounting  change, net of income tax
benefit of $897..............................................             --              --             (1,453)           --
                                                                 ------------ ---------------    --------------- -------------

Net income...................................................        $ 7,869         $ 3,349           $ 11,103       $ 3,493
                                                                 ------------ ---------------    --------------- -------------
                                                                 ------------ ---------------    --------------- -------------

Basic income per common share:
   Income before cumulative effect of accounting change......        $  0.19         $  0.08            $  0.29       $  0.08
   Cumulative effect of accounting change, net...............             --              --               (.03)           --
                                                                 ------------ ---------------    --------------- -------------

Net income...................................................        $  0.19         $  0.08            $  0.26       $  0.08
                                                                 ------------ ---------------    --------------- -------------
                                                                 ------------ ---------------    --------------- -------------

Diluted income per common share:
   Income before cumulative effect of accounting change......        $  0.18         $  0.08            $  0.28       $  0.08
   Cumulative effect of accounting change, net...............             --              --               (.03)           --
                                                                 ------------ ---------------    --------------- -------------

   Net income................................................        $  0.18         $  0.08            $  0.25       $  0.08
                                                                 ------------ ---------------    --------------- -------------
                                                                 ------------ ---------------    --------------- -------------

Weighted average shares outstanding:
   Basic.....................................................         42,506          41,651             42,277        41,591
                                                                 ------------ ---------------    --------------- -------------
                                                                 ------------ ---------------    --------------- -------------

   Diluted...................................................         44,401          43,478             43,875        43,112
                                                                 ------------ ---------------    --------------- -------------
                                                                 ------------ ---------------    --------------- -------------

          See accompanying notes to consolidated financial statements.


----------------------------------------------------------------------------

                                LABOR READY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                   (UNAUDITED)

                                                                                          TWENTY-SIX WEEKS ENDED
                                                                                ---------------------------------------
                                                                                  JULY 2, 1999          JULY 3, 1998
                                                                                ------------------    -----------------
CASH FLOWS FROM OPERATING ACTVITIES:
   Net income.................................................................            $ 11,103             $  3,493
Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization..............................................               1,760                3,102
   Provision for doubtful accounts............................................               4,212                2,562
   Deferred income taxes......................................................              (2,711)                  92
   Cumulative effect of accounting change.....................................               2,351                   --
Changes in operating assets and liabilities
   Accounts receivable........................................................             (27,763)             (24,091)
   Workers' compensation deposits and credits.................................              (1,880)              (1,254)
   Prepaid expenses and other.................................................              (4,543)              (1,303)
   Accounts payable...........................................................              (3,417)                 396
   Accrued wages and benefits.................................................                (194)               1,304
   Income taxes payable.......................................................                (703)                 676
   Workers' compensation claims reserve.......................................               2,640                5,142
                                                                                   ----------------     ----------------

Net cash used in operating activities.........................................             (19,145)              (9,881)
                                                                                   ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................................              (7,004)              (5,795)
   Additions to restricted cash...............................................              (1,044)                  14
   Additions to intangible assets and other...................................                 334                   --
                                                                                   ----------------     ----------------

Net cash used in investing activities.........................................              (7,714)              (5,781)
                                                                                   ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit...........................................              14,312                8,278
   Proceeds from options exercised............................................               3,605                  549
   Proceeds from sale of stock through employee stock purchase plan...........                 365                  249
   Proceeds from sale of stock through 401(k) plan............................                 146                   --
   Payments on capital lease obligations......................................                (391)                (223)
                                                                                   ----------------     ----------------

Net cash provided by financing activities.....................................              18,037                8,853
   Effect of exchange rates on cash...........................................                  24                  (19)
                                                                                   ----------------     ----------------
Net decrease in cash and cash equivalents.....................................              (8,798)              (6,828)
CASH AND CASH EQUIVALENTS, beginning of period................................              25,940               22,117
                                                                                   ----------------     ----------------

CASH AND CASH EQUIVALENTS, end of period......................................            $ 17,142            $  15,289
                                                                                   ----------------     ----------------
                                                                                   ----------------     ----------------

          See accompanying notes to consolidated financial statements.


----------------------------------------------------------------------------

ITEM 1.       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Labor Ready, Inc.'s ("the Company") 1998 annual report on Form 10-K. Certain amounts in the consolidated balance sheet at December 31, 1998 have been restated to conform to the 1999 presentation. The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the twenty-six week period ended July 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2. WORKERS' COMPENSATION

The Company provides workers' compensation insurance to its temporary workers and regular employees. For workers' compensation claims originating in the majority of states (the 43 non-monopolistic states), the Company has purchased a deductible insurance policy. Under terms of the policy, the Company's workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company. Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company. In 1997, the per occurrence deductible amount was $250,000 per claim, to an aggregate maximum of $11.60 per $100 of temporary worker payroll, or $18.8 million. For claims arising in 1998 and 1999, the per occurrence deductible amount was increased to $350,000 and the maximum aggregate stop-loss limit was reduced to $10.41 per $100 of temporary worker payroll, or $31.7 million for the year ended December 31, 1998 and $19.4 million for the twenty-six weeks ended July 2, 1999.

For claims arising in years prior to 1997, the Company has insured all losses beyond amounts reserved in its financial statements with independent insurance companies unrelated to the Company. The difference between the discounted maximum aggregate stop-loss limit for claims arising in all periods prior to July 2, 1999, and the total of claims paid and reserved for in the Company's financial statements for the same periods is $6.3 million. This amount represents the discounted maximum additional exposure, net of tax, to the Company before its maximum aggregate stop-loss limits are met.

The Company establishes its reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of July 2, 1999 and December 31, 1998, are workers' compensation claims reserves in the non-monopolistic states of $27.7 million and $24.4 million and in the monopolistic states of $0.6 million and $1.1 million, respectively. The claims reserves were computed using a discount rate of 6.0% at July 2, 1999 and December 31, 1998.

Workers' compensation expense totaling $9.7 million, and $7.5 million was recorded as a component of cost of services in each of the thirteen weeks ended July 2, 1999 and July 3, 1998, respectively. Workers' compensation expense totaling $15.3 million and $12.3 million was recorded as a component of cost of services in each of the twenty-six weeks ended July 2, 1999 and July 3, 1998, respectively.

For the 1997 and 1998 program years, the Company is required to provide collateral in the amount of the maximum aggregate stop-loss limits, less claims paid to date. The Company has provided approximately 50% of the required collateral in the form of a surety bond, and 50% in letters of credit. Accordingly, at July 2, 1999, $14.5 million of the collateral was satisfied with surety bonds and $12.6 million was satisfied with letters of credit for the 1997 and 1998 program years.


----------------------------------------------------------------------------

The Company has a deductible insurance policy for the non-monopolistic states covering the years ended 1999 and 2000. The policy includes substantially the same terms and limitations as the 1998 policy described above except that the required collateral was reduced to an amount equal to 60% of claims reserves. However, the Company was required to provide approximately half of the estimated collateral for the 1999 program year as of the beginning of the year. Collateral for the 1999 program year will consist of 50% letters of credit and 50% surety bond. Accordingly, as of July 2, 1999, the Company has provided the insurance carrier with a letter of credit totaling $12.0 million and a surety bond for $12.6 million. During 1999, the total amount of the letters of credit and surety bonds for the 1999 program year will increase to approximately $26.0 million.

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

The Company's risk management department has established working relationships with its insurers, third party claims administrators, and medical service providers. To reduce wage-loss compensation claims, the Company employs claims coordinators throughout the United States. The claims coordinators manage the acceptance, processing and final resolution of claims and administer the Company's return to work program. Workers in the program are employed on customer assignments that require minimal physical exertion or within the Company in the local dispatch office. The Company has an on-line connection with its third party administrators that allows the claims coordinators to maintain visibility of all claims, manage their progress and generate required management information.

NOTE 3. CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 1999, the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("the Statement"). The Statement establishes new rules for the financial reporting of start-up costs, and requires the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting the Statement, any capitalized pre-opening costs in the first quarter of the year adopted. Prior to adopting the Statement, pre-opening costs incurred to open new dispatch offices, including salaries, recruiting, testing, training, lease and other related costs, were capitalized and amortized using the straight-line method over two years. The cumulative effect of adopting the Statement was to decrease net income by $1.5 million or $0.03 per common share.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                      (AMOUNTS IN THOUSANDS)
                                                                                      TWENTY-SIX WEEKS ENDED
                                                                                ------------------------------------
                                                                                 JULY 2, 1999        JULY 3, 1998
                                                                                ---------------    -----------------
Cash paid during the period for:
   Interest ...........................................................               $    399             $    231

   Income taxes .......................................................               $  8,317             $  1,551

Non-cash investing and financing activities:
   Tax benefits related to stock options...............................               $  3,652             $    287

   Assets acquired with capital lease obligations......................               $  2,466             $  5,667


----------------------------------------------------------------------------

NOTE 5.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents for the Company include the dilutive effect of outstanding options, except where their inclusion would be anti-dilutive.

Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share amounts):

                                                  ------------------------------ -----------------------------
                                                      THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                  ------------------------------ -----------------------------
                                                     JULY 2,     JULY 3,                 JULY 2,     JULY 3,
                                                      1999        1998                    1999        1998
                                                   ----------- -----------             ----------- -----------
Basic:
   Net income........................                 $ 7,869     $ 3,349                $ 11,103     $ 3,493
   Less preferred stock dividends....                     (11)        (11)                    (21)        (21)
                                                   ----------- -----------             ----------- -----------
   Income allocable to common
     shareholders....................                   7,858       3,338                  11,082       3,472
                                                   ----------- -----------             ----------- -----------

   Weighted average
     shares outstanding..............                  42,506      41,651                  42,277      41,591
                                                   ----------- -----------             ----------- -----------
   Net income per share..............                 $  0.19     $  0.08                $   0.26     $  0.08
                                                   ----------- -----------             ----------- -----------
                                                   ----------- -----------             ----------- -----------

Diluted:
   Income allocable to common
     shareholders....................                 $ 7,858     $ 3,338                $ 11,082     $ 3,472
                                                   ----------- -----------             ----------- -----------

   Weighted average shares outstanding
                                                       42,506      41,651                  42,277      41,591
   Plus options to purchase common
     stock outstanding at end of period
                                                        3,650       3,855                   3,650       3,855
   Less shares assumed repurchased...                  (1,755)     (2,028)                 (2,052)     (2,334)
                                                   ----------- -----------             ----------- -----------
   Weighted average shares outstanding,
     including dilutive effect of
     options.........................                  44,401      43,478                  43,875      43,112
                                                   ----------- -----------             ----------- -----------
   Net income per share..............                 $  0.18     $  0.08                $   0.25     $  0.08
                                                   ----------- -----------             ----------- -----------
                                                   ----------- -----------             ----------- -----------

NOTE 6.  COMMITTMENTS

During the twenty-six weeks ended July 2, 1999, the Company entered into an agreement to lease approximately 200 automated Cash Dispensing Machines ("CDMs") for installation in the Company's dispatch offices opened in 1999. The fair market value of the CDMs at inception of the lease was approximately $2.6 million. The lease is payable over 72 months with an imputed interest rate of 6.5% and a residual payment equal to 20% of the CDMs original cost. The leases are secured by the CDMs. During the twenty-six weeks ended July 2, 1999, the Company installed approximately 200 of the CDMs in its new dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $2.6 million with future minimum lease payments over the next 6 years of approximately $0.4 million per year.


----------------------------------------------------------------------------

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

OVERVIEW

Labor Ready is the nation's leading provider of temporary manual labor. The Company's customers are primarily in the freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses. The Company has grown from eight dispatch offices in 1991 to 687 dispatch offices at July 2, 1999. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising. The Company's annual revenues have grown from approximately $6 million in 1991 to $607 million in 1998 and $364.3 million for the twenty-six weeks ended July 2, 1999. This revenue growth has been generated both by opening new dispatch offices in markets throughout the U.S., Canada, United Kingdom and Puerto Rico and by continuing to increase sales at existing dispatch offices.

The Company opened 201 dispatch offices during the first twenty-six weeks of 1999 and expects to open 300 additional dispatch offices in the year 2000. The Company expects the average cost of opening each new dispatch office in 1999 to be approximately $45,000. The cost of opening a new dispatch office includes extensive management training, the installation of sophisticated computer and other office systems and a CDM. Further, once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally within six months. The Company pays its temporary workers on a daily basis, and generally bills its customers weekly. Consequently, the Company may experience significant negative cash flow from operations and investment activities during periods of high growth and may require additional sources of working capital in order to continue to grow.

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


----------------------------------------------------------------------------

Selling, general and administrative expenses include the salaries and wages of the Company's operations and administrative personnel, dispatch office operating expenses, corporate office operating expenses and the costs of the CDM program.

Labor Ready pays employee-related expenses of its temporary workers, including workers' compensation coverage, unemployment compensation insurance, and Social Security and Medicare taxes. The Company does not provide health, dental, disability or life insurance to its temporary workers. Generally, the Company bills its customers for the hours worked by its temporary workers assigned to the customer. Because the Company pays its temporary workers only for the hours actually worked, wages for the Company's temporary workers are a variable cost that increases or decreases directly in proportion to revenue. The Company has one franchisee, which operates five dispatch offices. The Company does not intend to grant additional franchises. Royalty revenues from the franchised dispatch offices are not material during any period presented herein.

RESULTS OF OPERATIONS

The following table compares the operating results of the Company for the twenty-six and thirteen weeks ended July 2, 1999 and July 3, 1998 (in thousands):

                                                           THIRTEEN WEEKS ENDED                  TWENTY-SIX WEEKS ENDED
                                                   -------------------------------------- -------------------------------------
                                                      JULY 2       PERCENT     JULY 3,      JULY 2,     PERCENT      JULY 3,
                                                       1999        CHANGE       1998         1999       CHANGE        1998
                                                   -------------- ---------- ------------ ------------ ---------- -------------
Revenues from services........................       $ 207,369       45.0%    $ 142,997    $ 364,302       53.7%   $ 237,028
Cost of services..............................         143,240       42.4       100,588      249,147       49.8      166,284
Selling, general and administrative expenses..          50,062       43.4        34,910       92,724       50.0       61,824
Depreciation and amortization.................           1,084      (37.1)        1,723        1,760      (43.3)       3,103
Interest income (expense), net................             (99)       3.1           (96)         (81)    (172.3)         112
Income before income taxes and cumulative
   effect of accounting change................          12,884      126.8         5,680       20,590      247.3        5,929
Net income....................................       $   7,869      135.0     $   3,349    $  11,103      217.9    $   3,493


THIRTEEN WEEKS ENDED JULY 2, 1999 COMPARED TO THIRTEEN WEEKS ENDED JULY 3, 1998

DISPATCH OFFICES

The number of offices grew to 687 at July 2, 1999 from 652 locations at April 2, 1999, a net increase of 35 dispatch offices, or 5.4%. During the thirteen weeks ended July 3, 1998, the number of offices grew to 481 from 420 locations at April 3, 1998, a net increase of 61 dispatch offices, or 14.5%. The Company has met its target for 1999 office openings and does not expect to open any material number of offices during the balance of the year. The Company estimates that its aggregate costs of opening 35 new dispatch offices in the second quarter of 1999 were approximately $1.6 million, an average of approximately $45,000 per dispatch office, compared to aggregate costs of approximately $3.0 million, an average of approximately $50,000 per dispatch office, to open 61 new offices in the second quarter of 1998. The decrease in per-store costs in 1999 was primarily the result of a decline in equipment costs.

REVENUES FROM SERVICES

The Company's revenues from services increased to $207.4 million for the thirteen weeks ended July 2, 1999, as compared to $143.0 million for the thirteen weeks ended July 3, 1998, an increase of $64.4 million or 45.0%. The increase in revenues is due primarily to the increase in the number of dispatch offices and continued increases in revenues from mature dispatch offices. Additionally, the Company continues to consolidate its position in the marketplace and build brand awareness, allowing the Company to increase its average bill rates over the same period a year ago. Included in revenues from services for the thirteen weeks ended July 2, 1999 and July 3, 1998 are CDM fees of $1.7 million and $0.9 million, respectively.

COST OF SERVICES

Cost of services increased to $143.2 million for the thirteen weeks ended July 2, 1999 as compared to $100.6 million for the thirteen weeks ended July 3, 1998, an increase of $42.6 million or 42.4%. This increase is directly related to the corresponding increase in revenues during the period. Cost of services was 69.1% of revenue in the second quarter of 1999 compared to 70.3% of revenue in the second quarter of 1998. Cost of services as a percentage of revenues decreased 1.2% as compared to the second quarter of 1998 because the Company experienced a decline in workers compensation expense due to continuous improvements in workers' compensation claims experience and an increase in CDM revenues. Significant continuing fluctuations in cost of services may be expected as the Company pursues further aggressive growth.


----------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $50.0 million in the second quarter of 1999 as compared to $34.9 million in the second quarter of 1998, an increase of $15.1 million or 43.3%. The increase is commensurate with the 45.0% increase in revenue from 1998 to 1999. Selling, general and administrative expenses were 24.1% of revenues for the second quarter of 1999 as compared to 24.4% of revenues in the second quarter of 1998. The decrease in selling, general and administrative expenses as a percentage of revenue in the second quarter of 1999 is due mainly to continued economies of scale on fixed and semi-fixed dispatch office operating and corporate administrative costs. Included in selling, general and administrative expense for the thirteen weeks ended July 2, 1999 and July 3, 1998 are CDM related expenses of $0.8 million and $0.4 million, respectively.

The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time adjusts its staffing model at the dispatch offices and upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense was $1.1 million in the second quarter of 1999 and $1.7 million in the second quarter of 1998, a decrease of $0.6 million or 37.1%. The decrease in quarterly depreciation and amortization expense is primarily the result of the elimination of amortization expense when the Company adopted the provisions of the Statement. Beginning in 1999, the Statement required the Company to expense as incurred, pre-opening costs for new dispatch offices, and recognize as a cumulative effect of a change in accounting principle, a one-time charge for the unamortized balance of pre-opening costs. Prior to the change, the Company had capitalized pre-opening costs and amortized them over two years. Offsetting this decrease is a higher level of depreciation resulting from the addition of $4.1 million of property and equipment since the first quarter of 1999. These additions primarily include the CDMs and computer equipment, software, and other equipment needed for the new offices opened during the period and to expand the Company's data processing capabilities to accommodate the growth in dispatch offices. Included in depreciation and amortization expense for the thirteen weeks ended July 2, 1999 and July 3, 1998 are depreciation on CDMs of $0.3 million and $0.2 million, respectively.

INTEREST INCOME (EXPENSE), NET

The Company recorded net interest expense of $99,000 in the second quarter of 1999 as compared to interest expense of $96,000 in the second quarter of 1998, an increase of $3,000 or 3.1%. The increase in net interest expense was the result of increases in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1998 as a result of providing additional collateral to the Company's workers' compensation insurers and increasing the line of credit to $60 million. Additionally, the Company had cash balances of approximately $16.9 million held in the CDMs at July 2, 1999 compared to $14.0 million at July 3, 1998.

The Company expects to incur interest expense during the balance of 1999 as the cash demands of the Company's busiest time of year will require borrowing on the Company's revolving line of credit. Additionally, cash balances held in the CDMs for payment of temporary worker payrolls, will continue to reduce cash available for investing.

TAXES ON INCOME

Taxes on income increased to a provision of $5.0 million in the second quarter of 1999 from a provision of $2.3 million in the second quarter of 1998, an increase of $2.7 million. The increase in taxes was due to the increase in income before taxes of $12.9 million in the second quarter of 1999 from pretax income of $5.7 million in the second quarter of 1998. The Company's effective tax rate was 38.9% in the second quarter of 1999 as compared to 41.0% in the second quarter of 1998. The decrease in the effective rate was primarily due to reductions in the Company's expected state income tax rates. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate results from state income taxes and certain non-deductible expenses.

The Company had a net deferred tax asset of approximately $11.1 million at July 2, 1999, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.


----------------------------------------------------------------------------

NET INCOME

The Company reported net income of $7.9 million for the thirteen weeks ended July 2, 1999, as compared to net income of $3.3 million, for the thirteen weeks ended July 3, 1998, an increase of $4.6 million. As a percentage of revenues from services, net income increased to 3.8% for the second quarter of 1999, which compares to 2.3% for the second quarter of 1998, an increase of 1.5%. This increase in net income is primarily the result of increased revenues and gross margins and economies of scale realized on selling, general and administrative expenses.

TWENTY-SIX WEEKS ENDED JULY 2, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 3, 1998

DISPATCH OFFICES

The company opened 201 dispatch offices during the twenty-six weeks ended July 2, 1999 as compared to 165 opened during the same period of the prior year. The total number of offices grew to 687 at July 2, 1999 from 481 locations at July 3, 1998, a net increase of 206 dispatch offices, or 42.8%. The company has met its target for 1999 office openings and does not expect to open any material number of offices during the balance of the year. The Company estimates that its aggregate costs of opening 201 new dispatch offices in the first half of 1999 were approximately $9.1 million, an average of approximately $45,000 per dispatch office, compared to aggregate costs of approximately $8.3 million, an average of approximately $50,000 per dispatch office, to open 165 new stores for the same period in 1998. The decrease in per-store costs in 1999 was primarily the result of a decline in equipment costs.

REVENUES FROM SERVICES

The Company's revenues from services increased to $364.3 million for the twenty-six weeks ended July 2, 1999, as compared to $237.0 million for the twenty-six weeks ended July 3, 1998, an increase of $127.3 million or 53.7%. The increase in revenues is due primarily to the increase in the number of dispatch offices and continued increases in revenues from mature dispatch offices. Additionally, the Company opened more offices in the first two quarters of 1999 than in the same period in 1998. Finally, the Company continues to consolidate its position in the marketplace and build brand awareness, allowing the Company to increase its average bill rates over the same period a year ago. Included in revenues from services for the twenty-six weeks ended July 2, 1999 and July 3, 1998 are CDM fees of $2.9 million and $1.1 million, respectively.

COST OF SERVICES

Cost of services increased to $249.1 million for the twenty-six weeks ended July 2, 1999 as compared to $166.3 million for the twenty-six weeks ended July 3, 1998, an increase of $82.8 million or 49.8%. This increase is directly related to the corresponding increase in revenues during the period. Cost of services was 68.4% of revenue in the first half of 1999 compared to 70.2% of revenue for the same period in 1998. Cost of services as a percentage of revenues decreased 1.8% as compared to 1998 because the company was able to increase its billing rates over the same period a year ago while the average wage paid to temporary workers did not increase. Additionally, the Company experienced a decline in workers' compensation expense due to continuous improvements in workers' compensation claims experience. Significant continuing fluctuations in cost of services may be expected as the Company pursues further aggressive growth.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $92.7 million for the first half of 1999 as compared to $61.8 million for the first half of 1998, an increase of $30.9 million or 50.0%. The increase was largely due to the 53.7% increase in revenue from 1998 to 1999. Selling, general and administrative expenses were 25.5% of revenues for the twenty-six weeks ended July 2, 1999 as compared to 26.1% of revenues for the twenty-six weeks ended July 3, 1998. The decrease in selling, general and administrative expenses as a percentage of revenue for the first two quarters of 1999 is due mainly to continued economies of scale on fixed and semi-fixed dispatch office operating and corporate administrative costs. Included in selling, general and administrative expense for the twenty-six weeks ended July 2, 1999 and July 3, 1998 are CDM related expenses of $1.3 million and $0.5 million, respectively.

The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time adjusts its staffing model at the dispatch offices and upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.


----------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense was $1.8 million for the twenty-six weeks ended July 2, 1999 and $3.1 million for the same period in 1998, a decrease of $1.3 million or 43.3%. The decrease in depreciation and amortization expense is primarily the result of the elimination of amortization expense when the Company adopted the provisions of the Statement. Beginning in 1999, the Statement required the Company to expense as incurred, pre-opening costs for new dispatch offices, and recognize as a cumulative effect of a change in accounting principle, a one-time charge for the unamortized balance of pre-opening costs. Prior to the change, the Company had capitalized pre-opening costs and amortized them over two years. Offsetting this decrease is higher levels of depreciation resulting from the addition of $9.5 million of property and equipment since the beginning of 1999. These additions primarily include the CDMs and computer equipment, software, and other equipment needed for the new offices opened during the period and to expand the Company's data processing capabilities to accommodate the growth in dispatch offices. Included in depreciation and amortization expense for the twenty-six weeks ended July 2, 1999 and July 3, 1998 are depreciation on CDMs of $0.6 million and $0.3, respectively.

INTEREST INCOME (EXPENSE), NET

The Company recorded net interest expense of $81,000 for the twenty-six weeks July 2, 1999 as compared to interest income of $112,000 for the same period in 1998, an increase of $193,000 or 172.3%. The increase in net interest expense was the result of increases in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1998 as a result of providing additional collateral to the Company's workers' compensation insurers and increasing the line of credit to $60 million, and an increase in borrowings on the line of credit. Additionally, the Company had cash balances of approximately $16.9 million held in the CDMs at July 2, 1999 compared to $14.0 million at July 3, 1998.

The Company expects to incur interest expense during the balance of 1999 as the cash demands of the Company's busiest time of year will require borrowing on the Company's revolving line of credit. Additionally, cash balances held in the CDMs for payment of temporary worker payrolls, will continue to reduce cash available for investing.

TAXES ON INCOME

Taxes on income increased to a provision of $8.0 million for the first two quarters of 1999 from a provision of $2.4 million in the first two quarters of 1998, an increase of $5.6 million. The increase in taxes was due to the increase in income before taxes and cumulative effect of accounting change to $20.6 million for the first two quarters of 1999 from pretax income of $5.8 million for the first two quarters of 1998. The Company's effective tax rate was 39.0% for the first two quarters of 1999 as compared to 41.1% for the first two quarters of 1998. The decrease in the effective rate was primarily due to reductions in the Company's expected state income tax rates. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate result from state income taxes and certain non-deductible expenses.

The Company had a net deferred tax asset of approximately $11.1 million at July 2, 1999, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

NET INCOME

The Company reported net income of $11.1 million for the twenty-six weeks ended July 2, 1999, as compared to net income of $3.5 million, for the twenty-six weeks ended July 3, 1998, an increase of $7.6 million. As a percentage of revenues from services, net income increased to 3.0% for the first half of 1999, which compares to 1.5%, for the first half of 1998, an increase of 1.5%. This increase in net income is primarily the result of increased revenues and gross margins, economies of scale realized on selling, general and administrative expenses and decreases in amortization expense, offset by a one-time charge of $1.5 million related to the change in accounting principle for dispatch office pre-opening costs discussed above.


----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $19.1 million for the period ended July 2, 1999 compared to $9.9 million for the period ended July 3, 1998. The increase in cash used in operations in 1999, is largely due to the increase in accounts receivable and prepaid expenses along with the decrease in accounts payable, offset by an increase in net income and the reserve for workers' compensation.

The Company used net cash in investing activities of $7.7 million in the first half of 1999, compared to $5.8 million in the first half of 1998. The increase in cash used in investing activities in 1999 as compared to 1998 is due primarily to an increase in capital expenditures to open 201 new offices and increase the Company's data processing capabilities to accommodate the growth in dispatch offices. The Company's cash used for capital expenditures in 1999 and 1998 include property and equipment acquired other than through capital lease.

Net cash provided by financing activities was $18.0 million for the period ended July 2, 1999 and $8.9 million for the period ended July 3, 1998. The increase in cash provided by financing activities in 1999 as compared to 1998 is due mainly to net borrowings on the line of credit and proceeds from the exercise of employee stock options.

In February 1999, the Company entered into a new line of credit agreement with U.S. Bank. The new agreement allows the company to borrow up to the lesser of $60 million or 80% of eligible accounts receivable, as defined by the bank, with interest at the lesser of the bank's prime rate (8.00% at July 2, 1999) or the London Inter-Bank Offering Rate (LIBOR) plus 1.25%. The line of credit is secured primarily by the Company's accounts receivable and is due in full on June 30, 2000. The line of credit agreement requires that the Company maintain certain minimum net worth and working capital amounts and ratios. The Company was in compliance with the requirements at July 2, 1999.

As discussed further in Note 2 to the consolidated financial statements, the Company is required by the workers' compensation program to collateralize a portion of its workers' compensation liability with irrevocable letters of credit. At July 2, 1999, the Company had provided its insurance carriers with letters of credit totaling $24.6 million. The letters of credit bear fees of
 .75% per year and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at July 2, 1999, $14.3 million was outstanding on the line-of-credit, $24.6 million was committed by the letters of credit and $21.1 million was available for borrowing.

During the first quarter of 1999, the Company entered into an agreement to lease approximately 200 automated CDMs for installation in the Company's dispatch offices opened in 1999. The fair market value of the CDMs at inception of the lease is approximately $2.7 million. The lease is payable over 72 months with an imputed interest rate of 6.5% and a residual payment equal to 20% of the CDMs' original cost. The leases are secured by the CDMs. During the six months ended July 2, 1999, the Company installed approximately 200 CDMs in dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $2.5 million with future minimum lease payments over the next 6 years of approximately $0.4 million per year.

Included in cash and cash equivalents at July 2, 1999, is approximately $16.9 million of cash which is located in the CDMs for payment of temporary worker payrolls. The Company anticipates further increases in cash held in the CDMs as it enters the busiest time of its year and completes the installation of CDMs at all of its dispatch offices in the United States.

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


----------------------------------------------------------------------------

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

The Company has developed and is currently implementing a significant upgrade to its proprietary management information systems to address the dramatic growth (and expected future growth) in the number of the Company's dispatch offices and provide certain enhanced features. The software upgrade is year 2000 compliant. Through July 2, 1999, the Company has incurred approximately $1.4 million in development costs which is included in the accompanying consolidated balance sheets in "Computers and Software". The Company expects that the upgrade will be installed Company-wide not later than September 30, 1999.

Management has identified three systems with potential year 2000 problems:
(1) its proprietary management information system, which is being replaced as discussed above, (2) the communication system currently used to exchange point of sale information between corporate headquarters and the dispatch offices, and (3) the payroll system for corporate employees (but not for temporary employees dispatched to customers). The Company expects to correct the year 2000 problem related to its system for communicating point of sale information with an upgrade supplied by the vendor. Alternatively, the Company believes that it could implement an alternative, year 2000 compliant system with minimal cost. The Company expects to upgrade the payroll system by year-end, but will use, if necessary, a third party capable of providing payroll services. The Company has not negotiated the cost of such services but believes there are alternative providers to assure that any costs incurred are at competitive rates.

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


----------------------------------------------------------------------------

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 4, 1999, at the Company's Annual Meeting of Shareholders ("the Annual Meeting") the shareholders of the Company voted to: (1) elect 5 directors, (2) amend the Company's Articles of Incorporation to limit the liability of Directors to the maximum extent permitted by Washington state law, and (3) to appoint Arthur Andersen LLP as the Company's independent auditors for the year ended December 31, 1999. The results of the proposals voted upon at the Annual Meeting are as follows:

                                                              FOR             AGAINST           WITHHELD           ABSTAIN
                                                          ----------          -------           --------           -------
1.   a)    Election of
           Glenn A. Welstad                               31,883,516             --              435,958              --
     b)    Election of
           Robert J. Sullivan                             31,882,675             --              436,799              --
     c)    Election of
           Thomas E. McChesney                            32,059,829             --              259,645              --
     d)    Election of
           Ronald L. Junck                                31,881,327             --              438,147              --
     e)    Election of
           Richard W. Gasten                              31,871,936             --              447,538              --

2.         Amending the Articles of  Incorporation to
           limit  Directors  liability to the maximum
           extent permitted by Washington state law.      31,726,940          465,561              --              126,973

3.         Ratification of Arthur Andersen LLP as the
           Company's independent auditors for the
           calendar year ended December 31, 1999.         31,885,205          366,116              --               68,153

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS:

           THE FOLLOWING EXHIBIT IS BEING FILED AS A PART OF THIS REPORT:

           EXHIBIT NO.       DESCRIPTION

           27 Financial Data Schedules as of July 2, 1999 and for the thirteen week period then ended.

           27.1 Financial Data Schedules as of July 3, 1998 and for the thirteen week period then ended.

      (b)  REPORTS ON FORM 8-K

           None.


----------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT:  LABOR READY, INC.


By:      /s/ Glenn A. Welstad                         August 13, 1999
         -----------------------------------          ---------------
         Glenn A. Welstad                             Date
         Chairman of the Board, Chief Executive
         Officer and President


By:      /s/ Joseph P. Sambataro, Jr.                 August 13, 1999
         -----------------------------------          ---------------
         Joseph P. Sambataro, Jr.                     Date
         Executive Vice President,
         Chief Financial Officer, Treasurer
         and Assistant Secretary


----------------------------------------------------------------------------
                                   Page 17