Form 10-Q
period 1999-10-01
LABOR READY INC
filed 1999-11-15
CIK 768899

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

-------------------------------------------------------------------------------


     As of November 5, 1999, the Registrant had 42,785,857 shares of Common Stock outstanding.
-------------------------------------------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                LABOR READY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


         Item 1.  Consolidated Balance Sheets
                  October 1, 1999 and December 31, 1998....................2

                  Consolidated Statements of Income
                  Thirteen and Thirty-Nine Weeks Ended
                  October 1, 1999 and October 2, 1998......................4

                  Consolidated Statements of Cash Flows
                  Thirty-Nine Weeks Ended October 1, 1999
                  and October 2, 1998......................................5

                  Notes to Consolidated Financial Statements...............6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............9

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.........................16

         Signatures........................................................17

--------------------------------------------------------------------------------

                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                                            (UNAUDITED)
                                                                             OCTOBER 1,       DECEMBER 31,
                                                                                1999              1998
                                                                           -------------     -------------
CURRENT ASSETS:
     Cash and cash equivalents.........................................     $    14,402       $    25,940
     Accounts receivable, less allowance for doubtful accounts
      of $6,856 and $4,218.............................................         115,914            65,484
     Workers' compensation deposits and credits........................           4,940             2,961
     Prepaid expenses and other........................................           6,536             4,947
     Deferred income taxes.............................................           6,302             6,601
                                                                           -------------     -------------
      Total current assets.............................................         148,094           105,933
                                                                           -------------     -------------

PROPERTY AND EQUIPMENT:
     Buildings and land ...............................................           6,156             4,854
     Computers and software............................................          21,195            13,443
     Cash dispensing machines..........................................          10,314             7,376
     Furniture and equipment...........................................             717               667
                                                                           -------------     -------------
                                                                                 38,382            26,340
     Less accumulated depreciation ....................................           9,149             6,069
                                                                           -------------     -------------
      Property and equipment, net......................................          29,233            20,271
                                                                           -------------     -------------

OTHER ASSETS:
     Intangible assets and other, less accumulated
      amortization of $206 and $6,383..................................              77             2,630
     Restricted cash...................................................           1,599               151
     Deferred income taxes.............................................           5,971             1,751
                                                                           -------------     -------------
      Total other assets...............................................           7,647             4,532
                                                                           -------------     -------------
     Total assets......................................................     $   184,974       $   130,736
                                                                           =============     =============

      See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                               LABOR READY, INC.
                          CONSOLIDATED BALANCE SHEETS
                    IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   (UNAUDITED)
                                                                                    OCTOBER 1,         DECEMBER 31,
                                                                                       1999                1998
                                                                                  --------------      -------------
CURRENT LIABILITIES:
     Line of credit..........................................................       $    20,124         $       --
     Accounts payable........................................................             3,542              6,889
     Accrued wages and benefits..............................................            12,005              7,544
     Current portion of workers' compensation claims reserve.................            12,556             15,300
     Current portion of capital lease obligations............................             1,031                754
     Income taxes payable....................................................             1,224              4,355
                                                                                  --------------      -------------
      Total current liabilities.............................................             50,482             34,842
                                                                                  --------------      -------------

LONG-TERM LIABILITIES:
     Capital lease obligations...............................................             6,616              5,073
     Workers' compensation claims reserve....................................            19,558             10,324
                                                                                  --------------      -------------
      Total long-term liabilities............................................            26,174             15,397
                                                                                  --------------      -------------
      Total liabilities......................................................            76,656             50,239
                                                                                  --------------      -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.197 par value, 20,000 shares authorized;
     6,486 shares issued and outstanding.....................................               854                854
     Common stock, no par value, 100,000 shares authorized;
     42,731 and 41,961 shares issued and outstanding.........................            61,410             54,131
     Retained earnings.......................................................            46,054             25,512
                                                                                  --------------      -------------
      Total shareholders' equity.............................................           108,318             80,497
                                                                                  --------------      -------------
      Total liabilities and shareholders' equity.............................       $   184,974         $  130,736
                                                                                  ==============      =============

      See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                            LABOR READY, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME

                                 IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)
                                               (UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                                 -------------------------    -------------------------
                                                                  OCTOBER 1,    OCTOBER 2,     OCTOBER 1,   OCTOBER 2,
                                                                     1999          1998           1999         1998
                                                                 -------------------------    -------------------------
Revenues from services.......................................     $  251,795   $  191,851      $  616,097   $  428,879
   Cost of services..........................................        175,375      134,466         424,522      300,750
                                                                 -------------------------    -------------------------
Gross profit.................................................         76,420       57,385         191,575      128,129

   Selling, general and administrative expenses..............         59,065       41,420         151,789      103,244
   Depreciation and amortization.............................          1,347        1,440           3,107        4,543
                                                                 -------------------------    -------------------------
Income from operations.......................................         16,008       14,525          36,679       20,342
Interest expense, net........................................            410          170             491           58
                                                                 -------------------------    -------------------------
Income before taxes and cumulative effect of accounting
 change .....................................................         15,598       14,355          36,188       20,284
Income taxes.................................................          6,118        5,813          14,152        8,249
                                                                 -------------------------    -------------------------
Income before cumulative effect of accounting change.........          9,480        8,542          22,036       12,035
Cumulative effect of accounting change, net of income tax
 benefit of $897.............................................             --           --          (1,453)          --
                                                                 ------------ ------------    ------------ ------------
Net income...................................................     $    9,480   $    8,542      $   20,583   $   12,035
                                                                 =========================    =========================
Basic income per common share:
   Income before cumulative effect of accounting change......     $     0.22   $     0.20      $     0.51   $     0.29
   Cumulative effect of accounting change, net...............             --           --           (0.03)          --
                                                                 -------------------------    -------------------------
Net income...................................................     $     0.22   $     0.20      $     0.48   $     0.29
                                                                 =========================    =========================
Diluted income per common share:
   Income before cumulative effect of accounting change......     $     0.22   $     0.20      $     0.50   $     0.28
   Cumulative effect of accounting change, net...............            --            --           (0.03)          --
                                                                 -------------------------    -------------------------
   Net income................................................     $     0.22   $     0.20      $     0.47   $     0.28
                                                                 =========================    =========================
Weighted average shares outstanding:
   Basic.....................................................         42,769       41,772          42,442       41,654
                                                                 =========================    =========================
   Diluted...................................................         43,694       43,364          43,607       43,104
                                                                 =========================    =========================

      See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                               LABOR READY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 IN THOUSANDS

                                  (UNAUDITED)

                                                                                       THIRTY-NINE WEEKS ENDED
                                                                                   --------------------------------
                                                                                     OCTOBER 1,        OCTOBER 2,
                                                                                        1999              1998
                                                                                   -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.................................................................      $    20,583        $    12,035
Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization..............................................            3,107              4,543
   Provision for doubtful accounts............................................            9,213              4,567
   Deferred income taxes......................................................           (3,921)            (1,730)
   Cumulative effect of accounting change.....................................            2,350                 --
Changes in operating assets and liabilities
   Accounts receivable........................................................          (59,643)           (48,619)
   Workers' compensation deposits and credits.................................           (1,979)            (1,678)
   Prepaid expenses and other.................................................           (1,409)            (1,236)
   Accounts payable...........................................................           (3,379)             2,532
   Accrued wages and benefits.................................................            4,461              4,218
   Income taxes payable.......................................................              654              5,802
   Workers' compensation claims reserve.......................................            6,490              9,304
                                                                                   -------------     --------------
Net cash used in operating activities.........................................          (23,473)           (10,262)
                                                                                   -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................................           (9,566)            (6,645)
   Additions to restricted cash...............................................           (1,448)               (15)
                                                                                   -------------     --------------
Net cash used in investing activities.........................................          (11,014)            (6,660)
                                                                                   -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit...........................................           20,124             21,125
   Proceeds from options and warrants exercised...............................            3,832              1,190
   Proceeds from sale of stock through employee benefit plans.................              806                476
   Purchase and retirement of common stock....................................           (1,144)            (1,917)
   Payments on long-term debt.................................................               --                (89)
   Payments on capital lease obligations......................................             (660)              (387)
                                                                                   -------------     --------------
Net cash provided by financing activities.....................................           22,958             20,398
   Effect of exchange rates on cash...........................................               (9)               (10)
                                                                                   -------------     --------------
Net increase (decrease) in cash and cash equivalents..........................          (11,538)             3,466
CASH AND CASH EQUIVALENTS, beginning of period................................           25,940             22,117
                                                                                   -------------     --------------
CASH AND CASH EQUIVALENTS, end of period......................................      $    14,402        $    25,583
                                                                                   =============     ==============

      See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Labor Ready, Inc.'s ("the Company") 1998 annual report on Form 10-K. Certain amounts in the consolidated balance sheet at December 31, 1998 have been reclassified to conform to the 1999 presentation. The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the thirty-nine week period ended October 1, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2. WORKERS' COMPENSATION

The Company provides workers' compensation insurance to its temporary workers and regular employees. For workers' compensation claims originating in the majority of states (the 43 non-monopolistic states), the Company has purchased a deductible insurance policy. Under terms of the policy, the Company's workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company. Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company. In 1997, the per occurrence deductible amount was $250,000 per claim, to an aggregate maximum of $11.60 per $100 of temporary worker payroll, or $18.8 million. For claims arising in 1998 and 1999, the per occurrence deductible amount was increased to $350,000 and the maximum aggregate stop-loss limit was reduced to $10.41 per $100 of temporary worker payroll, or $31.7 million for the year ended December 31, 1998 and $32.9 million for the thirty-nine weeks ended October 1, 1999.

For claims arising in years prior to 1997, the Company has insured all losses with independent insurance companies unrelated to the Company. The difference between the discounted maximum aggregate stop-loss limit for claims arising in all periods prior to October 1, 1999, and the total of claims paid and reserved for in the Company's financial statements for the same periods is $8.2 million. This amount represents the discounted maximum additional exposure, net of tax, to the Company before its maximum aggregate stop-loss limits are met.

The Company establishes its reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of October 1, 1999 and December 31, 1998, are workers' compensation claims reserves in the non-monopolistic states of $31.5 million and $24.4 million and in the monopolistic states of $0.6 million and $1.1 million, respectively. The claims reserves were computed using a discount rate of 6.0% at October 1, 1999 and December 31, 1998.

Workers' compensation expense totaling $11.9 million, and $10.3 million was recorded as a component of cost of services in each of the thirteen weeks ended October 1, 1999 and October 2, 1998, respectively. Workers' compensation expense totaling $27.2 million and $22.6 million was recorded as a component of cost of services in each of the thirty-nine weeks ended October 1, 1999 and October 2, 1998, respectively.

For the 1997 and 1998 program years, the Company is required to provide collateral in the amount of the maximum aggregate stop-loss limits, less claims paid to date. The Company has provided approximately 50% of the required collateral in the form of a surety bond, and 50% in letters of credit. Accordingly, at October 1, 1999, $14.5 million of the collateral was satisfied with surety bonds and $12.6 million was satisfied with letters of credit for the 1997 and 1998 program years.

--------------------------------------------------------------------------------

The Company has a deductible insurance policy for the non-monopolistic states covering the years ended 1999 and 2000. The policy includes substantially the same terms and limitations as the 1998 policy described above except that the required collateral was reduced to an amount equal to 60% of claims reserves. Collateral for the 1999 program year consists of 50% letters of credit and 50% surety bond. Accordingly, as of October 1, 1999, the Company has provided the insurance carrier with a letter of credit totaling $12.0 million and a surety bond for $12.6 million. Prior to year end December 31, 1999, the total amount of the letters of credit and surety bonds for the 1999 program year will increase approximately $1.4 million.

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

NOTE 3.  CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 1999, the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 establishes new rules for the financial reporting of start-up costs, and requires the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting SOP 98-5, any unamortized capitalized pre-opening costs in the first quarter of the year adopted. Prior to adopting SOP 98-5, pre-opening costs incurred to open new dispatch offices, including salaries, recruiting, testing, training, lease and other related costs, were capitalized and amortized using the straight-line method over two years. The cumulative effect of adopting SOP 98-5 was to decrease net income by $1.5 million or $0.03 per common share.

NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      (AMOUNTS IN THOUSANDS)
                                                                     THIRTY-NINE WEEKS ENDED
                                                                  -----------------------------
                                                                   OCTOBER 1,       OCTOBER 2,
                                                                      1999             1998
                                                                  ------------     ------------
Cash paid during the period for:
   Interest .................................................       $    825         $   534

   Income taxes .............................................       $ 16,333         $ 3,850

Non-cash investing and financing activities:
   Tax benefits related to stock options.....................       $  3,785         $ 1,782

   Assets acquired with capital lease obligations............       $  2,480         $ 6,393

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

Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share amounts):

                                              THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                            ------------------------       ------------------------
                                             OCTOBER 1,   OCTOBER 2,        OCTOBER 1,   OCTOBER 2,
                                                1999         1998              1999         1998
                                            ------------------------       ------------------------
Basic:
   Net income.............................   $   9,480    $   8,542         $  20,583    $  12,035
   Less preferred stock dividends.........         (11)         (11)              (32)         (32)
                                            ------------------------       ------------------------
   Income allocable to common
     shareholders.........................       9,469        8,531            20,551       12,003
                                            ------------------------       ------------------------
   Weighted average shares
       outstanding........................      42,769       41,772            42,442       41,654
                                            ------------------------       ------------------------
   Net income per share...................   $    0.22    $    0.20         $    0.48    $    0.29
                                            ========================       ========================

Diluted:
   Income allocable to common
     shareholders.........................   $   9,469    $   8,531         $  20,551    $  12,003
                                            ------------------------       ------------------------

   Weighted average shares outstanding....      42,769       41,772            42,442       41,654

   Plus options to purchase common
     stock outstanding at end of period...       3,691        3,630             3,691        3,630
   Less shares assumed repurchased........      (2,766)      (2,038)           (2,526)      (2,180)
                                            ------------------------       ------------------------
   Weighted average shares outstanding,
     including dilutive effect of
     options..............................      43,694       43,364            43,607       43,104
                                            ------------------------       ------------------------
   Net income per share...................   $    0.22    $    0.20         $    0.47    $    0.28
                                            ========================       ========================

NOTE 6.  COMMITMENTS

During the thirty-nine weeks ended October 1, 1999, the Company entered into an agreement to lease approximately 200 automated Cash Dispensing Machines ("CDMs") for installation in the Company's dispatch offices opened in 1999. The fair market value of the CDMs at inception of the lease was approximately $2.6 million. The lease is payable over 72 months with an imputed interest rate of 6.5% and a residual payment equal to 20% of the CDMs original cost. The leases are secured by the CDMs. During the thirty-nine weeks ended October 1, 1999, the Company installed approximately 200 of the CDMs in its new dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $2.6 million with future minimum lease payments over the next 6 years of approximately $0.4 million per year.

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

OVERVIEW

Labor Ready is the nation's leading provider of temporary manual labor. The Company's customers are primarily in the freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses. The Company has grown from eight dispatch offices in 1991 to 687 dispatch offices at October 1, 1999. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising. The Company's annual revenues have grown from approximately $6 million in 1991 to $607 million in 1998 and $616 million for the thirty-nine weeks ended October 1, 1999. This revenue growth has been generated both by opening new dispatch offices in markets throughout the U.S., Canada, United Kingdom and Puerto Rico and by continuing to increase sales at existing dispatch offices.

The Company opened 201 dispatch offices during the first thirty-nine weeks of 1999 and expects to open approximately 200 additional dispatch offices in the year 2000. The average cost of opening each new dispatch office in 1999 was approximately $45,000. The cost of opening a new dispatch office includes management training, the installation of computer and other office systems and a CDM. Further, once open, the Company invests additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally within six months. The Company pays its temporary workers on a daily basis, and bills its customers weekly. Consequently, the Company may experience significant negative cash flow from operations and investment activities during periods of high growth and may require additional sources of working capital in order to continue to grow.

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

Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the customer mix diversifies. From time to time, during peak periods, the Company experiences shortages of available temporary workers. The Company has completed the installation of the CDMs in substantially all of its dispatch offices in the United States. The CDMs provide the Company's temporary workers with the option of receiving cash payment instead of a payroll check. The Company believes this additional feature is unique among its direct competitors and should increase the Company's ability to attract available temporary workers.

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

RESULTS OF OPERATIONS

The following table compares the operating results of the Company for the thirty-nine and thirteen weeks ended October 1, 1999 and October 2, 1998 (in thousands):

                                                         THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                                 -----------------------------------    ------------------------------------
                                                  OCTOBER 1,   PERCENT    OCTOBER 2,    OCTOBER 1,    PERCENT     OCTOBER 2,
                                                     1999       CHANGE       1998          1999        CHANGE        1998
                                                 ----------    -------    ----------    ----------    -------     ----------
Revenues from services........................   $  251,795      31.2%    $  191,851    $  616,097      43.7%     $  428,879
Cost of services..............................      175,375      30.4        134,466       424,522      41.2         300,750
Selling, general and administrative expenses..       59,065      42.6         41,420       151,789      47.0         103,244
Depreciation and amortization.................        1,347      (6.5)         1,440         3,107     (31.6)          4,543
Interest expense, net.........................          410     141.2            170           491     746.6              58
Income before income taxes and cumulative
   effect of accounting change................       15,598       8.7         14,355        36,188      78.4          20,284
Net income....................................   $    9,480      11.0     $    8,542    $   20,583      71.0      $   12,035

THIRTEEN WEEKS ENDED OCTOBER 1, 1999 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 2, 1998

   DISPATCH OFFICES

   The number of offices remained constant at 687 for the thirteen weeks ended October 1, 1999. During the thirteen weeks ended October 2, 1998, the number of offices grew to 485 from 481 locations at July 3, 1998, a net increase of 4 dispatch offices, or 0.1%. The Company has met its target for 1999 office openings and does not expect to open any material number of offices during the balance of the year.

   REVENUES FROM SERVICES

   The Company's revenues from services increased to $251.8 million for the thirteen weeks ended October 1, 1999, as compared to $191.9 million for the thirteen weeks ended October 2, 1998, an increase of $59.9 million or 31.2%. The increase in revenues is due primarily to the increase in the number of dispatch offices and continued increases in revenues from mature dispatch offices. Included in revenues from services for the thirteen weeks ended October 1, 1999 and October 2, 1998 are CDM fees of $2.4 million and $1.2 million, respectively.

   COST OF SERVICES

   Cost of services increased to $175.4 million for the thirteen weeks ended October 1, 1999 as compared to $134.5 million for the thirteen weeks ended October 2, 1998, an increase of $40.9 million or 30.4%. This increase is directly related to the corresponding increase in revenues during the period. Cost of services was 69.7% of revenue in the third quarter of 1999 compared to 70.1% of revenue in the third quarter of 1998. Cost of services as a percentage of revenues decreased 0.4% as compared to the third quarter of 1998 because the Company experienced a decline in workers compensation expense due to continuous improvements in workers' compensation claims experience and an increase in CDM revenues. Fluctuations in cost of services may be expected as the Company pursues further aggressive growth.

--------------------------------------------------------------------------------

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses were $59.1 million in the third quarter of 1999 as compared to $41.4 million in the third quarter of 1998, an increase of $17.7 million or 42.8%. The increase is commensurate with the 31.2% increase in revenue from 1998 to 1999. Selling, general and administrative expenses were 23.5% of revenues for the third quarter of 1999 as compared to 21.6% of revenues in the third quarter of 1998. The increase in selling, general and administrative expenses as a percentage of revenue in the third quarter of 1999 is due mainly to an increase in bad debt expense of approximately 1.0% of sales over the same quarter a year ago and an increase in recruiting fees related to hiring additional branch managers and sales representatives. Included in selling, general and administrative expense for the thirteen weeks ended October 1, 1999 and October 2, 1998 are CDM related expenses of $.7 million and $0.5 million, respectively.

   The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time adjusts its staffing model at the dispatch offices and upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

   DEPRECIATION AND AMORTIZATION EXPENSE

   Depreciation and amortization expense was $1.3 million in the third quarter of 1999 and $1.4 million in the third quarter of 1998, a decrease of $0.1 million or 7.1%. The decrease in quarterly depreciation and amortization expense is primarily the result of the elimination of amortization expense when the Company adopted the provisions of SOP 98-5. Beginning in 1999, SOP 98-5 requires the Company to expense as incurred, pre-opening costs for new dispatch offices, and recognize as a cumulative effect of a change in accounting principle, a one-time charge for the unamortized balance of pre-opening costs. Prior to the change, the Company had capitalized pre-opening costs and amortized them over two years. Offsetting this decrease is a higher level of depreciation resulting from the addition of $2.6 million of property and equipment since the second quarter of 1999. These additions primarily include computer equipment, software, and other equipment needed to expand the Company's data processing capabilities to accommodate the growth in dispatch offices. Included in depreciation and amortization expense for the thirteen weeks ended October 1, 1999 and October 2, 1998 are depreciation on CDMs of $0.4 million and $0.3 million, respectively.

   INTEREST EXPENSE, NET

   The Company recorded net interest expense of $410,000 in the third quarter of 1999 as compared to net interest expense of $170,000 in the third quarter of 1998, an increase of $240,000 or 141.2%. The increase in net interest expense was the result of increases in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1998 as a result of providing additional collateral to the Company's workers' compensation insurers and increasing the line of credit to $60 million. Additionally, cash balances held in the CDMs for payment of temporary worker payrolls, will continue to reduce cash available for investing.

   The Company expects to incur less interest expense during the balance of 1999, as the collection of receivables from the Company's busiest time of year should allow the Company to reduce its borrowings on the revolving line of credit.

   TAXES ON INCOME

   Taxes on income increased to a provision of $6.1 million in the third quarter of 1999 from a provision of $5.8 million in the third quarter of 1998, an increase of $0.3 million. The increase in taxes was due to the increase in income before taxes of $15.6 million in the third quarter of 1999 from pretax income of $14.4 million in the third quarter of 1998. The Company's effective tax rate was 39.2% in the third quarter of 1999 as compared to 40.5% in the third quarter of 1998. The decrease in the effective rate was primarily due to reductions in the Company's expected state income tax rates. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate results from state income taxes and certain non-deductible expenses.

   The Company had a net deferred tax asset of approximately $12.3 million at October 1, 1999, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

--------------------------------------------------------------------------------

   NET INCOME

   The Company reported net income of $9.5 million for the thirteen weeks ended October 1, 1999, as compared to net income of $8.5 million, for the thirteen weeks ended October 2, 1998, an increase of $1.0 million. As a percentage of revenues from services, net income was 3.8% for the third quarter of 1999, which compares to 4.5% for the third quarter of 1998, a decrease of 0.7%. This decrease in net income as a percentage of revenue was related to the increase in selling, general and administrative expenses as a percentage of sales.

THIRTY-NINE WEEKS ENDED OCTOBER 1, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 2, 1998

   DISPATCH OFFICES

   The company opened 201 dispatch offices during the thirty-nine weeks ended October 1, 1999 as compared to 169 opened during the same period of the prior year. The total number of offices grew to 687 at October 1, 1999 from 485 locations at October 2, 1998, a net increase of 202 dispatch offices, or 41.7%. The company has met its target for 1999 office openings and does not expect to open any material number of offices during the balance of the year. The Company estimates that its aggregate costs of opening 201 new dispatch offices in the first three quarters of 1999 were approximately $9.1 million, an average of approximately $45,000 per dispatch office. For the same period in 1998 the estimated aggregate costs to open 169 new offices was approximately $8.5 million, an average of approximately $50,000 per dispatch office. A portion of the 1998 costs was capitalized under the Company's then accounting policy. The decrease in per-store costs in 1999 was primarily the result of a decline in equipment costs.

   REVENUES FROM SERVICES

   The Company's revenues from services increased to $616.1 million for the thirty-nine weeks ended October 1, 1999, as compared to $428.9 million for the thirty-nine weeks ended October 2, 1998, an increase of $187.2 million or 43.6%. The increase in revenues is due primarily to the increase in the number of dispatch offices and continued increases in revenues from mature dispatch offices. Additionally, the Company opened more offices in the first three quarters of 1999 than in the same period in 1998. The Company continues to consolidate its position in the marketplace and build brand awareness. Included in revenues from services for the thirty-nine weeks ended October 1, 1999 and October 2, 1998 are CDM fees of $5.3 million and $2.3 million, respectively.

   COST OF SERVICES

   Cost of services increased to $424.5 million for the thirty-nine weeks ended October 1, 1999 as compared to $300.8 million for the thirty-nine weeks ended October 2, 1998, an increase of $123.7 million or 41.1%. This increase is directly related to the corresponding increase in revenues during the period. Cost of services was 68.9% of revenue in the thirty-nine weeks ended October 1, 1999 compared to 70.1% of revenue for the same period in 1998. Cost of services as a percentage of revenues decreased 1.2% as compared to 1998. The Company experienced a decline in workers' compensation expense due to continuous improvements in workers' compensation claims experience. Fluctuations in cost of services may be expected as the Company pursues further aggressive growth.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses were $151.8 million for the thirty-nine weeks ended October 1, 1999 as compared to $103.2 million for the thirty-nine weeks ended October 2, 1998, an increase of $48.6 million or 47.1%. The increase was largely due to the 43.7% increase in revenue from 1998 to 1999. Selling, general and administrative expenses were 24.6% of revenues for the thirty-nine weeks ended October 1, 1999 as compared to 24.1% of revenues for the thirty-nine weeks ended October 2, 1998. The increase in selling, general and administrative expenses as a percentage of revenue for the first three quarters of 1999 is due mainly to an increase in bad debt expense and recruiting fees related to hiring additional branch managers and sales representatives. Included in selling, general and administrative expense for the thirty-nine weeks ended October 1, 1999 and October 2, 1998 are CDM related expenses of $2.0 million and $0.9 million, respectively.

   The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time adjusts its staffing model at the dispatch offices and upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

--------------------------------------------------------------------------------

   DEPRECIATION AND AMORTIZATION EXPENSE

   Depreciation and amortization expense was $3.1 million for the thirty-nine weeks ended October 1, 1999 and $4.5 million for the same period in 1998, a decrease of $1.4 million or 31.1%. The decrease in depreciation and amortization expense is primarily the result of the elimination of amortization expense when the Company adopted the provisions of SOP 98-5. Beginning in 1999, SOP 98-5 requires the Company to expense as incurred, pre-opening costs for new dispatch offices, and recognize as a cumulative effect of a change in accounting principle, a one-time charge for the unamortized balance of pre-opening costs. Prior to the change, the Company had capitalized pre-opening costs and amortized them over two years. Offsetting this decrease is higher levels of depreciation resulting from the addition of $12.0 million of property and equipment since the beginning of 1999. These additions primarily include the CDMs and computer equipment, software, and other equipment needed for the new offices opened during the period and to expand the Company's data processing capabilities to accommodate the growth in dispatch offices. Included in depreciation and amortization expense for the thirty-nine weeks ended October 1, 1999 and October 2, 1998 are depreciation on CDMs of $0.6 million and $0.6, respectively.

   INTEREST EXPENSE, NET

   The Company recorded net interest expense of $491,000 for the thirty-nine weeks ended October 1, 1999 as compared to net interest expense of $58,000 for the same period in 1998, an increase of $433,000. The increase in net interest expense was the result of increases in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1998 as a result of providing additional collateral to the Company's workers' compensation insurers and increasing the line of credit to $60 million, and an increase in borrowings on the line of credit. Additionally, cash balances held in the CDMs for payment of temporary worker payrolls, will continue to reduce cash available for investing.

   The Company expects to incur less interest expense during the balance of 1999, as the collection of receivables from the Company's busiest time of year should allow the Company to reduce its borrowings on the revolving line of credit.

   TAXES ON INCOME

   Taxes on income increased to a provision of $14.2 million for the first three quarters of 1999 from a provision of $8.2 million in the first three quarters of 1998, an increase of $6.0 million. The increase in taxes was due to the increase in income before taxes and cumulative effect of accounting change to $36.2 million for the first three quarters of 1999 from pretax income of $20.3 million for the first three quarters of 1998. The Company's effective tax rate was 39.1% for the first three quarters of 1999 as compared to 40.7% for the first three quarters of 1998. The decrease in the effective rate was primarily due to reductions in the Company's expected state income tax rates. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate result from state income taxes and certain non-deductible expenses.

   The Company had a net deferred tax asset of approximately $12.3 million at October 1, 1999, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

   NET INCOME

   The Company reported net income of $20.6 million for the thirty-nine weeks ended October 1, 1999, as compared to net income of $12.0 million, for the thirty-nine weeks ended October 2, 1998, an increase of $8.6 million. As a percentage of revenues from services, net income increased to 3.3% for the first three quarters of 1999, which compares to 2.8%, for the first three quarters of 1998, an increase of 0.5%. This increase in net income is primarily the result of increased revenues and gross margins and decreases in amortization expense, offset by a one-time charge of $1.5 million related to the change in accounting principle for dispatch office pre-opening costs discussed above.

--------------------------------------------------------------------------------

   LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities was $23.5 million for the period ended October 1, 1999 compared to $10.3 million for the period ended October 2, 1998. The increase in cash used in operations in 1999, is largely due to the increase in accounts receivable, workers' compensation deposits and credits and prepaid expenses along with the decrease in accounts payable, offset by an increase in net income and the reserve for workers' compensation.

   The Company used net cash in investing activities of $11.0 million in the first three quarters of 1999, compared to $6.7 million in the first three quarters of 1998. The increase in cash used in investing activities in 1999 as compared to 1998 is due primarily to an increase in capital expenditures to open 201 new offices and increase the Company's data processing capabilities to accommodate the growth in dispatch offices and upgrade computer systems in existing locations. The Company's cash used for capital expenditures in 1999 and 1998 include property and equipment acquired other than through capital lease.

   Net cash provided by financing activities was $23.0 million for the period ended October 1, 1999 and $20.4 million for the period ended October 2, 1998. The increase in cash provided by financing activities in 1999 as compared to 1998 is due mainly to net borrowings on the line of credit and proceeds from the exercise of employee stock options and warrants.

   In February 1999, the Company entered into a new line of credit agreement with U.S. Bank. The new agreement allows the company to borrow up to the lesser of $60 million or 80% of eligible accounts receivable, as defined by the bank, with interest at the lesser of the bank's prime rate (8.25% at October 1, 1999) or the London Inter-Bank Offering Rate (LIBOR) plus 1.25%. The line of credit is secured primarily by the Company's accounts receivable and is due in full on June 30, 2001. The line of credit agreement requires that the Company maintain certain minimum net worth and working capital amounts and ratios. The Company was in compliance with the requirements at October 1, 1999.

   As discussed further in Note 2 to the consolidated financial statements, the Company is required by the workers' compensation program to collateralize a portion of its workers' compensation liability with irrevocable letters of credit. At October 1, 1999, the Company had provided its insurance carriers with letters of credit totaling $24.6 million. The letters of credit bear fees of 0.75% per year and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at October 1, 1999, $20.1 million was outstanding on the line-of-credit, $24.6 million was committed by the letters of credit and $15.3 million was available for borrowing.

   During the first quarter of 1999, the Company entered into an agreement to lease approximately 200 automated CDMs for installation in the Company's dispatch offices opened in 1999. The fair market value of the CDMs at inception of the lease is approximately $2.6 million. The lease is payable over 72 months with an imputed interest rate of 6.5% and a residual payment equal to 20% of the CDMs' original cost. The leases are secured by the CDMs. During the thirty-nine weeks ended October 1, 1999, the Company installed approximately 200 CDMs in dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $2.6 million with future minimum lease payments over the next 6 years of approximately $0.4 million per year.

   Included in cash and cash equivalents at October 1, 1999, is approximately $14.4 million as compared to $17.9 million at October 2, 1998, of cash which is located in the CDMs for payment of temporary worker payrolls.

   Historically, the Company has financed its operations through cash generated by external financing including term loans, credit lines and stock offerings. The principal use of cash is to finance the growth in receivables, and fund the cost of opening new dispatch offices. The Company may experience cash flow deficits from operations and investing activities while the Company expands its operations, including opening new dispatch offices. Management expects cash flow deficits to be financed by profitable operations, the use of the Company's line of credit, and may consider other equity or debt financings as necessary. The Company analyzes acquisition opportunities from time to time and may pursue acquisitions in certain circumstances. Any acquisitions the Company enters into may require additional equity or debt financing.

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

   Management has identified three systems with potential year 2000 problems:
   (1) its proprietary management information system, (2) the communication system currently used to exchange point of sale information between corporate headquarters and the dispatch offices, and (3) the payroll system for permanent employees (not used for temporary employees dispatched to customers.) The Company has developed and implemented a significant upgrade to its proprietary management information system to address the dramatic growth (and expected future growth) in the number of the Company's dispatch offices and provide certain enhanced features. The Company has also implemented a solution for the year 2000 problem related to its system for communicating point of sale information with an upgrade supplied by the vendor. The Company is in the process of upgrading the payroll system by year-end, but will use, if necessary, a third party capable of providing payroll services. Through October 1, 1999, the Company has incurred approximately $1.6 million in development costs which is included in the accompanying consolidated balance sheets in "Computers and Software". The Company anticipates an additional $0.2 million will be spent prior to the year ending December 31, 1999.

   The Company has tested and will continue to test other computer components and software including its non-information processing systems such as its data and phone communications systems for year 2000 compliance. Based on such testing, the Company has replaced its voice mail system. Testing to date has indicated no other year 2000 compliance problems. If other systems fail, the Company will be required to replace them. Replacement systems are mass produced and available from a large number of vendors and would constitute an immaterial expense relative to the operating budget of the Company.

   Management believes that as a result of the nature of the Company's business the Company bears little exposure to risk of year 2000 non-compliance by third parties. The Company acquires supplies (e.g., personal safety equipment, office supplies) that are mass-produced and readily available from a large number of suppliers. None of the Company's customers represent more than 2% of the Company's revenues, so that, unless a significant number of the Company's customers experience complete disruptions to their business, the Company is unlikely to experience significant loss of revenue. Nevertheless, the Company has completed its survey of its largest vendors and customers and is assessing the readiness of these third parties with which it deals. If the Company determines that any of its vendors are unable to adequately address year 2000 issues, the Company believes that alternatives could be found before the year 2000.

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

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a)  EXHIBITS:

                  THE FOLLOWING EXHIBIT IS BEING FILED AS A PART OF THIS REPORT:

                  EXHIBIT NO.   DESCRIPTION

                  27. Financial Data Schedules as of October 1, 1999 and for the thirty-nine week period then ended.

                   27.1 Financial Data Schedules as of October 2, 1998 and for the thirty-nine week period then ended.

           (b)  REPORTS ON FORM 8-K

                  None.




--------------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT:  LABOR READY, INC.


By: /s/ Glenn A. Welstad                          November 15, 1999
    --------------------------------------        -----------------
    Glenn A. Welstad                              Date
    Chairman of the Board, Chief Executive
    Officer and President


By: /s/ Joseph P. Sambataro, Jr.                  November 15, 1999
    --------------------------------------        -----------------
    Joseph P. Sambataro, Jr.                      Date
    Executive Vice President,
    Chief Financial Officer, Treasurer
    and Assistant Secretary



--------------------------------------------------------------------------------
                                    Page 17