Form 10-K
period 1999-12-31
LABOR READY INC
filed 2000-03-30
CIK 768899

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

(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the year ended DECEMBER 31, 1999.

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission File Number 0-23828
                               LABOR READY, INC.
            (Exact name of registration as specified in its Charter)

              WASHINGTON                                        91-1287341
     (State of Incorporation                                (I.R.S. Employer
        of Organization)                                  Identification Number)

    1016 S. 28th Street, Tacoma, Washington                       98409
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

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days.
YES X  NO___.

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates (36,940,937 shares) of the Registrant at March 15, 2000 was approximately $304.8 million. As of March 15, 2000, there were 42,763,598 shares of the Registrant's common stock outstanding.

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

INTRODUCTION

     Labor Ready, Inc. (the "Company"), incorporated in Washington in 1985, is a leading national provider of temporary workers for manual labor jobs. The Company's customers are primarily businesses in the freight handling, warehousing, landscaping, construction and light manufacturing industries. These businesses require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work. The Company has rapidly grown from eight dispatch offices in 1991 to 687 dispatch offices at December 31, 1999. All of the growth in dispatch offices was achieved by opening Company owned locations rather than through acquisitions. The Company's revenues have grown from $6.0 million in 1991 to $850.9 million in 1999. This revenue growth has been generated both by opening new dispatch offices and by continuing to increase sales at existing dispatch offices. In 1999, the average cost to open a new dispatch office was approximately $45,000 and dispatch offices opened in 1999 typically generated revenues sufficient to cover their operating costs within six months. The average revenue per dispatch office open for more than one full year was approximately $1.5 million in 1999 and $1.6 million in 1998.

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

COMPANY STRATEGY

     The Company's goal is to maintain and enhance its status as a leading national provider of temporary workers for manual labor jobs. Key elements of the Company's strategy to achieve this objective are as follows:

- AGGRESSIVELY OPEN NEW DISPATCH OFFICES. The Company's strategy is to increase revenues by expanding its network of dispatch offices. From January 1, 2000 to March 17, 2000, the Company has opened 126 new dispatch offices and plans to open approximately 74 additional dispatch offices during the first half of the year for a total of approximately 200 additional dispatch offices in 2000. The Company also plans to open 200 additional dispatch offices in 2001.

                                     Page-2

- INCREASE REVENUES FROM EXISTING DISPATCH OFFICES. As each dispatch office matures, the Company attempts to increase its revenues by expanding sales to existing customers and by aggressively expanding the number and mix of customers served. More experienced area directors and district managers assist the dispatch office general manager in this process. The Company also coordinates sales and marketing strategies designed to complement these efforts, including sales representatives in large branches, the development of national accounts, targeted direct mail, telemarketing campaigns and national advertising.

- IMPROVE OPERATING EFFICIENCIES AND REDUCE OPERATING COSTS. Due to the short-term temporary labor market's extensive fragmentation, the Company believes its national presence provides it with key operating efficiencies, competitive advantages and access to capital markets to provide needed working capital. The Company has standardized the operation, general design, staffing and equipment of its dispatch offices. In addition, the Company has designed and implemented a proprietary management information system that efficiently manages an extensive, Company-wide employee, payroll, sales and customer database and provides management with valuable, timely management reporting.

- PROVIDE SUPERIOR SERVICE. The Company emphasizes customer responsiveness and maintains a commitment to providing a superior quality of service through policies such as opening offices no later than 5:30 a.m. and extending hours of operation to 24 hours, 7 days per week where the market demands. One of the Company's competitive advantages is that it is able to provide workers on short notice, usually the same day as requested and offers a "satisfaction guaranteed" policy. The Company is committed to supplying motivated workers to its customers. Most workers find the Company's "Work Today, Paid Today" policy appealing and arrive at the dispatch office early in the morning motivated to put in a good day's work and receive a paycheck at the end of the day. With the use of an automated Cash Dispensing Machine ("CDM") at each dispatch office, workers find the Company's policy of "Work Today, Cash Today" even more appealing.

- AGGRESSIVELY RECRUIT TEMPORARY WORKERS. The Company has installed a CDM in most of its dispatch offices in the United States. With the CDMs in operation, workers have a choice of a daily paycheck or cash payment through the CDM. The Company retains the change on each worker's daily pay plus $1 for the service. Management believes the CDM program will enhance the Company's ability to attract temporary workers. In 1999, the Company issued approximately 9.8 million payroll payments in the form of either check or cash to its temporary workers.

DISPATCH OFFICE EXPANSION

     The Company has rapidly grown from 51 dispatch offices at the beginning of 1995 to 687 dispatch offices at December 31, 1999. The Company's expansion has been achieved primarily by opening Company owned dispatch offices. The following table sets forth the number and country of dispatch offices open at the end of each of the last five years. The information below does not include four Labor Ready franchised dispatch offices located in the Minneapolis/St. Paul, Minnesota metropolitan area and one franchised dispatch office located in Fargo, North Dakota.

                          LABOR READY DISPATCH OFFICES
                                   BY COUNTRY


                                                                                   AT DECEMBER 31,

                                                        -----------------------------------------------------------------------
                                                           1999             1998          1997         1996            1995
                                                        ------------ --- ----------- -- --------- -- ---------- --- -----------
United States.......................................              670            474          308            196            102

Canada..............................................               15             11            8              4              4

Puerto Rico.........................................                1              1           --             --             --

United Kingdom......................................                1             --           --             --             --
------------------------------------------------------- --- ---------- -- ----------- -- --------- --- ---------- -- -----------

       Total                                                      687            486          316            200            106
======================================================= === ========== == =========== == ========= === ========== == ===========


     The Company currently anticipates opening 200 dispatch offices during the first half of 2000 and 200 in 2001. Dispatch office openings in 2000 will be primarily in the United States with 10 to 20 dispatches offices opening in each of Canada and the United Kingdom. The Company analyzes acquisition opportunities, and from time to time, may pursue acquisitions in certain circumstances and may also accelerate expansion based on future developments.

     In 1994, the Company licensed one franchisee in Minnesota, who now operates five locations, four in Minneapolis/St. Paul and one in Fargo, North Dakota. The Company has not pursued, and does not intend to grant, any additional franchises. Revenues generated from franchised dispatch offices have not been significant during the periods presented herein.

--------------------------------------------------------------------------------
                                     Page-3

     ECONOMICS OF DISPATCH OFFICES. The Company has standardized the process of opening dispatch offices. In 1999, the average aggregate cost of opening a new dispatch office was approximately $45,000. Approximately $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs; the remaining $32,000 of the cost of opening a dispatch office includes computer systems and other equipment related costs, leasehold improvements and a cash dispensing machine and related equipment. These costs are not expected to increase significantly in 2000. New dispatch offices are expected to generate revenue sufficient to cover their operating costs within six months. On average, the volume necessary for profitable operations is approximately $12,000 per week. Dispatch offices open for at least one full year generated average annual revenue of approximately $1.5 million in 1999 or approximately $30,000 per dispatch office, per week.

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

     DISPATCH OFFICE MANAGEMENT. The Company believes that the key factor determining the success of a new dispatch office is identifying and retaining an effective dispatch office general manager. Each general manager has primary responsibility for managing the operations of the dispatch office, including the recruiting and daily dispatch of temporary workers, sales and accounts receivable collection. The Company pays monthly bonuses to its general managers based on accounts receivable collections and gross margins during the month.

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


--------------------------------------------------------------------------------
                                     Page-4

OPERATIONS

     DISPATCH OFFICES. Dispatch offices are locations where workers report prior to being assigned to jobs, including those being called back to the same employer. Workers are required to report to the dispatch office in order to minimize "no-shows" to the customer's job site. If a worker fails to report to the dispatch office as scheduled, the Company identifies a replacement so that the customer has the number of workers expected at the job site, on time, and ready to work.

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

     The workers are provided with a work order, which is endorsed by the customer to confirm work performance, and which must be presented at the dispatch office in order to receive payment for the hours worked. Workers are generally paid daily by check, and with the addition of a CDM at each dispatch office, workers have the choice of being paid each day in cash. Computer systems at each dispatch office perform the calculations necessary to determine the wages, less taxes and applicable withholdings, and print security-controlled checks, which are distributed to each worker. Alternatively, the system prints a payroll voucher which contains a unique security code. The worker enters the code into the CDM and their net pay is disbursed, less the change and $1 for the CDM service.

     Dispatch offices generally open by 5:30 a.m., with some open 24 hours depending on market demand, and generally remain open until the last temporary worker is paid. Dispatch offices are generally staffed with at least two full-time employees, including the general manager and a customer service representative. General managers manage the daily dispatch of temporary workers, and are responsible for monitoring and collecting receivables, managing the credit application process for each customer, inspecting customer job sites for site safety, as necessary, and managing the sales and marketing efforts of the dispatch office.

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

     CUSTOMERS. The Company's customers require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work. The Company's customers are primarily businesses in the freight handling, warehousing, landscaping, construction and light manufacturing industries. Over the past several years, the Company has been diversifying its customer base to include more customers in the retail, wholesale, sanitation, printing, and hospitality industries.

     New dispatch offices initially target businesses in its market area with direct mail and telemarketing campaigns. Dispatch office general managers, the regional or local sales force and telemarketers are responsible for following up the marketing campaigns with telephone or personal calls. Frequently, a new dispatch office will have a high concentration of customers in the construction industry. As dispatch offices mature, the customer base broadens and the mix of work diversifies. Many customers have elements of seasonality in their workflow, especially customers in the construction and landscaping industries. The Company currently derives its business from a large number of customers, and is not dependent on any single large customer for more than 1% of its revenues. During 1999, the Company's ten largest customers accounted for sales of $37.9 million, or 4.5% of total revenues and $28.5 million, or 4.7% of total revenues in 1998. While a single dispatch office may derive a substantial percentage of its revenues from a single customer, the loss of that customer would not have a significant impact on the Company's revenues. During 1999, the Company provided temporary workers to in excess of 254,000 customers. Labor Ready filled approximately 6.5 million work orders in 1999 and 4.8 million in 1998.

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

--------------------------------------------------------------------------------
                               Page-5

     BILLING AND COLLECTIONS. The Company has implemented an automated credit and collections system that allows each dispatch office to establish a credit limit for new customers by telephonically accessing a computer based credit system. Initial credit limits are based on a credit-scoring matrix developed by the Company. No workers are dispatched without using this system. Initial credit limits range from COD to $100,000. The credit department, using other credit reporting agencies, bank/trade references and balance sheet analysis, reviews and approves additional credit extensions beyond those recommended by this system. Once a customer has reached 75% of its credit limit, the customer screen on the Company's information system has a red warning to alert the dispatch office to monitor more closely the activity of the customer.

     SALES AND MARKETING. Each dispatch office is responsible for its own sales and marketing efforts in its local market area. The dispatch office general manager is primarily responsible for sales and customer service, with all branch employees being involved in sales and customer relations. The Company purchases a direct marketing database, and from a centralized direct mail department, conducts an intensive direct-mail campaign in the local market area of each dispatch office. For new dispatch offices, the direct-mail campaign targets a broad range of businesses in its local market area. Follow-up mailings target business in the Company's traditional market niche. Follow-up telephone and personal calls on qualified leads are made by the dispatch office general manager or a sales representative. The Company currently employs approximately 200 sales personnel at the dispatch offices.

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

--------------------------------------------------------------------------------
                                     Page-6

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

     Management believes that Labor Ready has earned a good reputation with its temporary laborers because the Company consistently has jobs available and treats its workers with respect. The Company believes this also helps attract a motivated and responsive workforce. As a result, the Company believes referrals by current or former temporary workers who have had good experiences with the Company account for a significant percentage of its recruiting successes.

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

     MANAGEMENT, EMPLOYEES AND TRAINING. At December 31, 1999, the Company employed approximately 250 administrative and executive staff in the corporate office, and approximately 3,000 people as supervisors, general managers, customer service representatives, district managers, area directors and support staff. General managers report to district managers who in turn report to area directors. For positions above general manager, the Company's recruiting focus is on hiring additional management and supervisory personnel with experience in managing multi-location operations.

     After extensive interviews and tests, prospective district and general managers undergo approximately one week of training at the Company's training center which is located at the corporate office in Tacoma, Washington and four weeks of on-the-job training at a dispatch office. The training center is charged with providing the managers with all of the skills necessary for operating a dispatch office. Staffed by experienced training professionals, the training center has developed a curriculum, training manuals, and instruction modules for the training program, which include rigorous sessions on topics such as marketing and direct mail, credit and collections, payroll and personnel policies, workers' compensation management and safety. Customer service representatives receive on-the-job training at the branch where they work.

     MANAGEMENT INFORMATION SYSTEMS. The Company has developed its own proprietary system to process all required credit, billing, collection, temporary worker payroll and related payroll tax returns, together with other management information and reporting systems necessary for the management of hundreds of thousands of workers and staff in multiple locations. The Company is currently implementing a corporate wide Wide Area Network (WAN), which will provide increased efficiency and timing in the transmission of multiple types of management information between the multiple dispatch offices and corporate. In 1999, the Company completed the installation of the next generation, client server version of its proprietary software in all dispatch offices.

     The system maintains all of the Company's key databases from the tracking of work orders to payroll processing to maintaining worker records. The current system regularly exchanges all point of sale information between the corporate headquarters and the dispatch offices, including customer credit information and outstanding receivable balances. Dispatch offices can run a variety of reports on demand, such as receivables aging, margin reports, and customer activity reports. With the advent of the WAN, area directors and district managers will be able monitor their territories from the field more effectively. The Company believes its proprietary software system provides Labor Ready with significant competitive advantages over competitors that utilize less sophisticated systems.

     The Company's information system also provides the Company with key internal controls. All work order tickets are entered into the system at the dispatch office level. No payroll check can be issued at a dispatch office without a corresponding work ticket on the computer system. When a payroll check or CDM voucher is issued, the customer's weekly invoice and the dispatch office receivables ledger are automatically updated. Printed checks have watermarks and computer-generated signatures that are difficult to duplicate. The Company has developed a proprietary system, which allows the payroll software to generate either a payroll check, or at the workers' option, a cash withdrawal from the dispatch office's CDM. All cash receipts are received in lockbox accounts and are matched to customers' receivable records using an automated data capture system.

--------------------------------------------------------------------------------
                                     Page-7

     WORKERS' COMPENSATION PROGRAM. The Company provides workers' compensation insurance for its temporary workers and regular employees. For workers' compensation claims originating in the majority of states (the 43 non-monopolistic states), the Company has purchased a deductible insurance policy. Under terms of the policy, the Company's workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company. Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company. In 1997, the per occurrence deductible amount was $250,000 per claim, with an aggregate maximum of $11.60 per $100 of temporary worker payroll, or $18.8 million. For claims arising in 1998 and 1999, the per occurrence deductible amount was $350,000 and the maximum aggregate stop-loss limit was $10.41 per $100 of temporary worker payroll, or $31.7 million for the year ended December 31, 1998 and $45.6 million for the year ended December 31, 1999.

     For claims arising in years prior to 1997, the Company has insured all additional losses beyond amounts reserved in its financial statements with independent insurance companies unrelated to the Company. The difference between the discounted maximum aggregate stop-loss limit for claims arising in all periods prior to December 31, 1999, and the total of claims paid and reserved for in the Company's financial statements for the same periods is $10.1 million. This amount represents the discounted maximum additional exposure, net of tax, to the Company before its maximum aggregate stop-loss limits are met for all periods before December 31, 1999.

     The Company establishes its reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of December 31, 1999 and 1998, are workers' compensation claims reserves in the non-monopolistic states of $34.7 million and $24.4 million, respectively. The claims reserves were computed using a discount rate of 6.0% at December 31, 1999 and 1998.

     Workers' compensation expense totaling $38.2 million, $30.6 million and $19.2 million was recorded as a component of cost of services in each of the years ended December 31, 1999, 1998 and 1997, respectively.

     For the 1997 and 1998 program years, the Company is required to provide collateral in the amount of the maximum aggregate stop-loss limits, less claims paid to date. The Company provides approximately 50% of the required collateral in the form of a surety bond and 50% in letters of credit. Accordingly, at December 31, 1999, $14.5 million of the collateral was satisfied with surety bonds and $15.1 million was satisfied with letters of credit for the 1997 and 1998 program years. Subsequent to year end, the letters of credit decreased by $2.5 million, which results in a new outstanding balance of $12.6 million.

     For the 1999 and 2000 program years, the policy includes substantially the same terms and limitations as the 1998 policy described above except that the Company is required to provide collateral in the amount of 60% of claims reserves. The collateral for the 1999 program consists of 50% letters of credit and 50% surety bond. Accordingly, as of December 31, 1999, the Company has provided the insurance carrier with a letter of credit totaling $12.0 million and a surety bond for $12.6 million. During 2000, the total amount of the letters of credit and surety bonds for the 2000 program year will increase by approximately $20.0 million.

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

     In October 1998, the Company purchased an employers' liability insurance policy for the United Kingdom. This policy carries a 10 million GBP limit.

     The Company has established a risk management department at its corporate headquarters to manage its insurers, third party claims administrators, and medical service providers. To reduce wage-loss compensation claims, the Company employs claims coordinators. The claims coordinators manage the acceptance, processing and final resolution of claims and administer the Company's return to work program. Workers in the program are employed on customer assignments that require minimal physical exertion or within the Company in the local dispatch office. The Company has an on-line connection with its third party administrator that allows the claims coordinators to maintain visibility of all claims, manage their progress and generate required management information.

--------------------------------------------------------------------------------
                                     Page-8

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

     In 1999, the Company's accident rate was approximately one incident per 7,769 man hours worked, compared to the Company's accident rate of approximately one incident per 7,853 per man hours worked in 1998. The Company continues to emphasize safety awareness, which helps control workers' compensation costs, through training of its management employees and office staff, safety sessions with temporary workers, issuing safety equipment, monitoring job sites, and communicating with customers to promote job site safety. Temporary workers are trained in safety procedures primarily by showing safety tapes at the beginning of each day. Bulletin boards with safety-related posters are prominently displayed. Additionally, "Tailgate" safety training sessions are conducted at customers' job sites.

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

COMPETITION

     The short-term, light industrial manual labor sector of the temporary services industry is highly fragmented and highly competitive, with limited barriers to entry. A large percentage of temporary staffing companies serving this sector of the industry are local operations with fewer than five offices. Within local or regional markets, these firms actively compete with the Company for business. The primary basis of competition among local firms is service and the ability to provide the requested amount of workers on time and price. While entry into the market has limited barriers, lack of working capital frequently limits growth of smaller competitors.

     Although there are several large full-service and specialized temporary labor companies competing in national, regional and local markets, to date, those companies have not aggressively expanded in the Company's targeted market segment. However, many of these competitors have substantially greater financial and marketing resources than those of the Company. One or more of these competitors may decide at any time to enter or expand their existing activities in the short-term, light industrial market and provide new and increased competition to Labor Ready. The Company believes that, among the larger competitors, the primary competitive factors in obtaining and retaining customers are the cost of temporary labor, the quality of the temporary workers provided, the responsiveness of the temporary labor company, and the number and location of offices. The availability to the Company's customers of multiple temporary service providers can create significant pricing pressure as competitors compete for the available customers, and this pricing pressure could adversely impact profit margins.

TRADEMARKS

     The Company's business is not presently dependent on any patents, licenses, franchises, or concessions. "Labor Ready," and the service mark "Work Today, Paid Today" are registered with the U.S. Patent and Trademark Office. The Company has filed with the U.S. Patent and Trademark Office, for registration of the service mark "Work Today, Cash Today" and has been granted a patent for the system of controlling a network of CDMs for the disbursement of payroll.

--------------------------------------------------------------------------------
                                     Page-9

ITEM 2.           PROPERTIES

     The Company leases virtually all of its dispatch offices. Dispatch office leases generally permit the Company to terminate the lease on 60 days notice and upon payment of three months rent. Certain leases have a minimum one-year term and require additional payments for taxes, insurance, maintenance and renewal options.

     The Company owns a 24,000 square foot building and a 44,000 square foot office building and an adjoining 10,000 square foot warehouse in Tacoma, Washington. The buildings currently serve as Labor Ready's corporate headquarters and administrative offices. Additionally, the Company owns a dispatch office in Kansas City, Missouri and Tacoma, Washington. Management believes all of the Company's facilities are currently suitable for their intended use.

     In May of 1999, the Company entered a purchase and sale agreement to purchase a 157,000 square foot office building with an attached parking garage in downtown Tacoma, Washington. The aggregate purchase price of the building, parking garage and estimated tenant improvements is approximately $11.5 million. The Company currently has $500,000 on deposit with a remaining balance of $11.0 million, which is due upon closing. The Company expects to move its corporate headquarters and administrative offices to this building by the end of 2000.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

--------------------------------------------------------------------------------
                                    Page-10

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


                                 QUARTER ENDED                                  HIGH*           LOW*

              March 31, 1998                                                    15.51           7.03
              June 30, 1998                                                     20.13          12.67
              September 30, 1998                                                26.25           7.58
              December 31, 1998                                                 16.04           8.17
              March 31, 1999                                                    18.80           13.5
              June 30, 1999                                                     27.63           15.5
              September 30, 1999                                                22.33           9.94
              December 31, 1999                                                 14.75           9.88

               *Dollar amounts are adjusted to reflect the three-for-two stock splits, which were effective on May 29, 1998 and June 24, 1999.

     The Company had 719 shareholders of record as of December 31, 1999. The quotation information has been derived from the NYSE and Nasdaq Stock Market and information for periods prior to October 28, 1998 does not include retail markups, markdowns or commissions and may not be reflective of actual transactions. No cash dividends have been declared on the Company's common stock to date and the Company does not intend to pay a cash dividend on common stock in the foreseeable future. Future earnings will be used to finance the growth and development of the Company.

--------------------------------------------------------------------------------
                                    Page-11

ITEM 6.   SELECTED FINANCIAL INFORMATION.

     The following selected consolidated financial information of the Company has been derived from the Company's audited Consolidated Financial Statements. The Consolidated Balance Sheet as of December 31, 1999 and 1998, and the Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the years ended December 31, 1999, 1998 and 1997 were audited by Arthur Andersen LLP, whose report thereon appears elsewhere herein. The Statement of Operations Data for the years ended December 31, 1996 and 1995, and the Balance Sheet Data at December 31, 1997, 1996 and 1995 are derived from the Company's audited financial statements which do not appear herein. The data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                SUMMARY CONSOLIDATED FINANCIAL AND OPERATING DATA
           (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF OFFICES)


                                                                               YEAR ENDED DECEMBER 31,

                                                            1999            1998           1997          1996           1995
                                                       --------------- -- ---------- -- ----------- -- ---------- --- ----------

STATEMENT OF OPERATIONS DATA:
Revenues from services.............................           $850,873      $606,895       $335,409       $163,450       $94,362
Gross profit.......................................            263,507       183,971         98,742         47,919        29,479
Income before taxes, cumulative effect of change in
accounting principle and extraordinary item........             40,430        33,390         12,522          3,506         3,214
Cumulative effect of change in accounting principle
and extraordinary item, net of income tax..........             (1,453)         --              --          (1,197)          --
Net income.........................................             23,124        19,799          6,963            724         2,062
Earnings per common share
   Basic...........................................           $   0.54      $   0.47       $   0.17       $   0.02       $  0.07
   Diluted.........................................           $   0.53      $   0.46       $   0.17       $   0.02       $  0.07
Weighted average shares outstanding (1)
   Basic...........................................             42,521        41,694         41,504         35,697        27,975
   Diluted........................................              43,456        42,999         42,251         36,650        29,339

                                                                                   AT DECEMBER 31,

                                                           1999             1998           1997           1996           1995
                                                       ------------- --- ----------- -- ----------- -- ------------ -- ---------
BALANCE SHEET DATA:
Current assets.....................................          $134,931       $105,933       $ 65,617        $ 48,534       $20,730
Total assets.......................................           174,481        130,736         80,367          64,125        26,182
Current liabilities................................            37,197         34,842         15,788          10,961         7,956
Long-term liabilities..............................            26,148         15,397          6,538           1,572         9,695
Total liabilities..................................            63,345         50,239         22,326          12,533        17,650
Shareholders' equity...............................           111,136         80,497         58,041          51,592         8,532
Cash dividends declared (2)........................                43             43             43              43            43
Working capital....................................            97,734         71,091         49,829          37,573        12,774


OPERATING DATA: (UNAUDITED)
Revenues from dispatch office open for full year...          $754,348       $508,980      $ 280,538        $133,156       $65,798
Revenues from dispatch offices opened during year..          $ 96,525       $ 97,915      $  54,871        $ 30,294       $28,564
Dispatch offices open at period end...............                687            486            316             200           106


(1) The weighted average shares outstanding have been adjusted to reflect the three for two stock splits which were each effective on July 7, 1996, October 24, 1997, May 29, 1998 and June 24, 1999.

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

OVERVIEW

     Labor Ready is a leading national provider of temporary workers for manual labor jobs. The Company's customers are primarily in freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses. The Company has rapidly grown from 51 dispatch offices in 1994 to 687 dispatch offices at December 31, 1999. All of the growth in dispatch offices was achieved by opening Company owned locations rather than through acquisitions. The Company's revenues grew from approximately $39.0 million in 1994 to $850.9 million in 1999. This revenue growth has been generated both by opening new dispatch offices and by continuing to increase sales at existing dispatch offices. In 1999, the average annual revenue per dispatch office open for more than a full year was approximately $1.5 million in 1999 and approximately $1.6 million in 1998.

     The Company expects to open 200 new dispatch offices in the first half of each year in 2000 and 2001. In 1999, the Company incurred costs of approximately $9.1 million to open 201 new dispatch offices, an average of approximately $45,000 per dispatch office. Approximately $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs; the remaining $32,000 of the cost of opening a dispatch office includes computer systems and other equipment related costs, leasehold improvements and a cash dispensing machine and related equipment. Further, once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally within six months. The Company pays its temporary workers on a daily basis, and bills its customers on a weekly basis. The average collection cycle for 1999 was approximately 40 days. Consequently, the Company historically has experienced significant negative cash flow from operations and investment activities during periods of high growth and may require additional sources of working capital in order to continue to grow. See "Liquidity and Capital Resources" and "Outlook: Issues and Uncertainties--Working Capital Requirements."

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

     The typical customer order is for two temporary workers and the typical payroll check paid or CDM voucher issued by the Company is less than $50. The Company is not dependent on any individual customer for more than 1% of its annual revenues. During 1999, the Company provided temporary workers to in excess of 254,000 customers and filled more than 6.5 million work orders.

--------------------------------------------------------------------------------
                                    Page-13

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated.


                                                                         YEAR ENDED DECEMBER 31,

                                                                1999                1998               1997
                                                          ----------------- -- --------------- -- ---------------

     Revenues from services...........................             100.0%            100.0%             100.0%
     Cost of services.................................              69.0              69.7               70.6
     Selling, general and administrative expenses.....              25.5              23.8               25.1
     Depreciation and amortization....................               0.6               1.0                1.2
     Interest income (expense) and other, net.........              (0.1)             (0.4)               0.6
     Income before taxes on income and cumulative
     effect of change in accounting principle.........               4.8               5.5                3.7
     Net income.......................................               2.7               3.3                2.1

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     DISPATCH OFFICES. The number of offices grew to 687 at December 31, 1999 from 486 locations at December 31, 1998, a net increase of 201 dispatch offices or 41.4% and from 316 locations at December 31, 1997, a net increase of 170 dispatch offices, or 53.8%.

     REVENUES FROM SERVICES. Revenues from services increased to $850.9 million in 1999 as compared to $606.9 million in 1998, an increase of $244.0 million or 40.2%. The increase in revenues is primarily due to continued increases in revenues from mature dispatch offices as the Company consolidates its position in the marketplace and builds brand awareness. The Company opened 201 offices, which produced average revenues of approximately $480,000 as compared to 1998 when the Company opened 170 offices, which had average revenues of $576,000. Included in revenues from services for the years ended December 31, 1999 and 1998 were CDM fees of $7.7 million and $3.6 million, respectively.

     Revenues from services increased to $606.9 million in 1998 as compared to $335.4 million in 1997, an increase of $271.5 million or 80.9%. The increase in revenues was primarily due to continued increases in revenues from mature dispatch offices. Additionally, the Company opened 170 new dispatch offices in 1998 and increased its average revenues per new dispatch office from approximately $473,000 in 1997 to approximately $576,000 in 1998. In 1998, the Company opened 161 of its 170 new dispatch offices in the first half of the year, compared to 97 dispatch offices opened in the first half and 19 opened in the second half of 1997. Opening dispatch offices in the first half of the year enables each new dispatch office to realize higher revenues during the Company's busiest time of the year. Included in revenues from services for the years ended December 31, 1998 and 1997 were CDM fees of $3.6 million and $0, respectively.


                                                                                             (IN THOUSANDS)
                                                                                 1999                   1998             1997
                                                                          ------------- --- ------------------ --- --------------

Increase in revenues from dispatch offices open for full year.....     $       147,453       $        173,571      $     117,088
Revenues from new dispatch offices opened during year.............              96,525                 97,915             54,871
---------------------------------------------------------------------- -- ------------- --- --- -------------- --- -- -----------

Total increase over prior year....................................     $       243,978       $        271,486      $     171,959
====================================================================== == ============= === === ============== === == ===========

--------------------------------------------------------------------------------
                                    Page-14

     COST OF SERVICES. Cost of services increased to $587.4 million in 1999 from $422.9 million in 1998, an increase of $164.5 million or 38.9%. The increase in cost of services was due largely to the 40.2% increase in revenue from 1998 to 1999. Cost of services was 69.0% of revenue in 1999 compared to 69.7% of revenue in 1998, an improvement of 0.7%. Cost of services as a percentage of revenues decreased as compared to 1998 levels as the Company's workers' compensation claims experience continues to improve offset by a slight increase to wages paid to workers. The increase in CDM fees in revenues from services contributed 0.4% to the improvement in cost of services as a percentage of revenue from 1999 to 1998.

     Cost of services increased to $422.9 million in 1998 from $236.7 million in 1997, an increase of $186.2 million or 78.7%. The increase in cost of services was due largely to the 80.9% increase in revenue from 1997 to 1998. Cost of services was 69.7% of revenue in 1998 compared to 70.6% of revenue in 1997, an improvement of 0.9%. Cost of services as a percentage of revenues decreased as compared to 1997 levels as the Company's workers' compensation claims experience continues to improve. Additionally, the Company's sales increased in mature stores and margins improved as it realized benefits related to its size in the market. The inclusion of CDM fees in revenues from services contributed 0.4% to the improvement in cost of services as a percentage of revenue from 1998 to 1997.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $217.3 million in 1999 as compared to $144.2 million in 1998, an increase of $73.1 million, or 50.6%. The increase was largely due to the 40.2% increase in revenue from 1998 to 1999. Selling, general and administrative expenses were 25.5% of revenues in 1999 as compared to 23.8% of revenues in 1998. The increase in selling, general and administrative expenses as a percentage of revenue is due mainly to an increase in bad debt expense and recruiting and training fees related to hiring additional branch managers and sales representatives. Included in selling, general and administrative costs for the years ended December 31, 1999 and 1998 are CDM related expenses of $2.9 million and $1.9 million, respectively. The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time upgrades its administrative capabilities to accommodate anticipated revenue growth.

     Selling, general and administrative expenses were $144.2 million in 1998 as compared to $84.1 million in 1997, an increase of $60.1 million, or 71.5%. The increase was largely due to increases in personnel and infrastructure to support the 80.9% increase in revenue from 1997 to 1998. Selling, general and administrative expenses were 23.8% of revenues in 1998 as compared to 25.1% of revenues in 1997. The decrease in selling, general and administrative expenses as a percentage of revenue is due mainly to economies of scale on fixed and semi-fixed administrative costs. Included in selling, general and administrative costs for the years ended December 31, 1998 and 1997 are CDM related expenses of $1.9 million and $0, respectively.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $4.8 million in 1999 and $6.1 million in 1998, a decrease of $1.3 million or 20.9%. The decrease in depreciation and amortization expense is primarily the result of the elimination of amortization expense when the Company adopted Statement of Position 98-5 (SOP 98-5). Beginning in 1999, SOP 98-5 requires the Company to expense as incurred, pre-opening costs for new dispatch offices, and recognize as a cumulative effect of a change in accounting principle, a one-time charge for the unamortized balance of pre-opening costs. The cumulative effect of adopting SOP 98-5 resulted in a $1.5 million charge, net of tax, in 1999 to relieve the unamortized balance of pre-opening costs. Prior to the change, the Company had capitalized pre-opening costs and amortized them over two years. Offsetting this decrease is higher levels of depreciation resulting from the addition of $15.2 million in property and equipment during the year. These additions primarily include CDMs and related equipment, computer equipment, software and other equipment needed for the new offices opened during the period and to expand the Company's data processing capabilities to accommodate the Company's continued growth. Included in depreciation and amortization expense for the years ended December 31, 1999 and 1998 is depreciation on CDMs of $1.0 million and $0.6 million, respectively.

     Depreciation and amortization expenses were $6.1 million in 1998 and $4.0 million in 1997, an increase of $2.1 million or 52.5%. The increase in depreciation and amortization expense is the result of amortization of dispatch office pre-opening costs as the Company continued its rapid expansion by adding 170 stores in 1998. Additionally, the Company added approximately $13.2 million in property and equipment during the year, including information systems and equipment for the new stores, cash dispensing machines for all of its United States' stores and enhanced management information systems hardware and software. Included in depreciation and amortization expense for the years ended December 31, 1998 and 1997 is depreciation on CDMs of $0.6 million and $0, respectively.

--------------------------------------------------------------------------------
                                    Page-15

     INTEREST INCOME (EXPENSE) AND OTHER, NET. The Company recorded net interest expense of ($1.0) million for the period ending December 31, 1999 as compared to ($0.3) million of expense for the same period in 1998. The increase in net interest expense was the result of increases in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1998 as a result of providing additional collateral to the Company's workers' compensation insurers and increasing the line of credit to $60 million, and an increase in borrowings on the line of credit. Additionally, cash balances held in CDMs for payment of temporary worker payrolls will continue to reduce cash for investing.

     Interest income (expense) and other, net was an expense of ($0.3) million in 1998 compared to income of $1.9 million in 1997, an increase in expense of ($2.2) million. Approximately $1.2 million of the difference was due to investment income earned during 1997 on the Company's workers' compensation deposits, which were replaced by letters of credit and surety bonds in 1998. Additionally, the Company had lower cash balances available for investing in 1998 due to cash balances held in CDMs for payment of temporary worker payroll.

     TAXES ON INCOME. Taxes on income increased to $15.9 million in 1999 from $13.6 million in 1998, an increase of $2.3 million or 16.6%. The increase in taxes was due to the increase in income before taxes and cumulative effect of accounting change to $40.4 million for 1999 as compared to $33.6 million for 1998. The Company's effective tax rate was 39.2% in 1999 as compared to 40.7% in 1998. The decrease in the effective income tax rate was primarily due to reductions in the Company's state income tax rates. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate result from state income taxes and certain non-deductible expenses.

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

     The Company had a net deferred tax asset of approximately $14.8 million at December 31, 1999, resulting primarily from workers' compensation deposits, credits and reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

     NET INCOME. Net income increased to $23.1 million in 1999 from net income of $19.8 million in 1998, an increase of $3.3 million or 16.8%. This increase in net income is primarily the result of increased revenues and gross margins and decreases in amortization expense, offset by a one-time charge of $1.5 million related to the change in accounting principle for dispatch office pre-opening costs as discussed above.

     Net income increased to $19.8 million in 1998 from net income of $7.0 million in 1997, an increase of $12.8 million or 182.9%. This increase in net income is primarily the result of increased revenues, gross margins and lower selling, general and administrative costs as a percentage of revenue.

--------------------------------------------------------------------------------
                                    Page-16

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was ($4.1) million, $13.3 million and $11.3 million, in 1999, 1998 and 1997, respectively. The decrease in cash flows from operations in 1999 as compared to 1998 is largely due to the increase in accounts receivable and number of days in accounts receivable, income taxes and deferred income taxes. The increase in accounts receivable, of $44.2 million, is a result of the Company's growth. The decrease in cash flow for these items were offset by the non-cash provision for bad debt, depreciation and amortization and an increase in the reserve for workers' compensation and net income for the year.

     The increase in cash flows from operations in 1998 as compared to 1997 is largely due to net income for the year, increases in non-cash expenses including depreciation and amortization and the provision for doubtful accounts, offset by an increase in the Company's net deferred tax asset during the year. Additionally, the reserve for workers' compensation claims grew by $12.1 million, due mainly to the increase in revenues over 1997. Finally, income taxes payable, net of income taxes receivable, increased by $5.7 million as a result of the Company's increased profitability over 1997. These increases were offset by the increase in accounts receivable of $36.3 million over 1997.

     The Company used net cash in investing activities of $14.2 million in 1999, $9.2 million in 1998 and $4.9 million in 1997. The increase in cash used in investing activities in 1999 as compared to 1998 is due primarily to the increase in capital expenditures incurred to open 201 new dispatch offices in 1999 and an increase to the Company's data processing capabilities to accommodate the growth in dispatch offices and upgrade computer systems in existing locations. The Company's cash used for capital expenditures in 1999 and 1998 include property and equipment acquired other than through capital lease.

     The increase in cash used in investing activities in 1998 as compared to 1997 is due primarily to the increase in capital expenditures incurred to open 170 new dispatch offices in 1998 as compared to 116 in 1997. These expenditures included primarily store pre-opening costs, computer systems and related equipment, and leasehold improvements. Additionally, the Company continued to acquire additional hardware and software to accommodate the Company's information needs during its rapid expansion program.

     Net cash provided by (used in) financing activities was $9.3 million, ($0.1) million and ($1.9) million in 1999, 1998 and 1997, respectively. The increase in cash provided by financing activities in 1999 as compared to 1998 is due mainly to the increase in short term borrowings and proceeds from the sale of stock through stock options and warrants exercised and the Company's employee benefit plans. Additionally, in 1999, the Company made payments of $0.9 million on the CDM capital leases and used cash of $1.4 million to repurchase 136,300 shares of its common stock on the open market.

     The decrease in cash used by financing activities in 1998 as compared to 1997 is due mainly to the increase in proceeds from the sale of stock through the Company's employee stock option and employee stock purchase plans. Additionally, in 1998, the Company made payments of $0.6 million on the CDM capital leases and used cash of $1.9 million to repurchase 106,116 shares of its common stock on the open market.

     During 1999, the Company entered into a line-of-credit agreement with U.S. Bank. The new agreement allows the Company to borrow up to the lesser of $60 million or 80% of eligible accounts receivable, as defined by the bank, with interest at the lesser of the bank's prime rate (8.50% at December 31, 1999) or the London Inter-Bank Offering Rate (LIBOR) plus 1.25. The line of credit is secured primarily by the Company's accounts receivable and is due in full on June 30, 2001. The line of credit agreement requires that the Company maintain minimum net worth and working capital amounts. The Company was in compliance with the requirements at December 31, 1999.

     As discussed further in the consolidated financial statements, the Company is required by the workers' compensation program to collateralize a portion of its workers' compensation liability with irrevocable letters of credit. At December 31, 1999, the Company had provided its insurance carriers with letters of credit totaling $27.1 million. The letters of credit bear fees of .75% per year and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at December 31, 1999, no borrowings were outstanding on the line-of-credit, $27.1 million was committed by the letters of credit and $32.9 million was available for borrowing. Subsequent to year end, the Company decreased its outstanding letters of credit by $2.5 million.

--------------------------------------------------------------------------------
                                    Page-17

     Historically, the Company has financed its operations through cash generated by external financing including term loans and lines of credit. The principal use of cash is to finance the growth in receivables and the cost of opening new dispatch offices. The Company may experience cash flow deficits from operations and investing activities while the Company expands its operations, including the acceleration of opening new dispatch offices. Management expects cash flow deficits to be financed by profitable operations, the use of the Company's line-of-credit, and may consider other equity or debt financings as necessary. The Company analyzes acquisition opportunities from time to time and may pursue acquisitions in certain circumstances. Any acquisitions the Company enters into may require additional equity or debt financing.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. At December 31, 1999, our purchased investments have maturities of less than 90 days. As such, an increase in interest rates immediately and uniformly by 10% from levels at December 31, 1999 would not have a material affect upon our cash and cash equivalent balances. Because of the relative short maturities of the investments we hold, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its cash and cash equivalents portfolio.

     We have a minor amount of assets and liabilities denominated in certain foreign currencies related to our international operations. We have not hedged our translation risk on these currencies and we have the ability to hold our foreign-currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates will have a material impact on future net income or cash flows.

OUTLOOK:  ISSUES AND UNCERTAINTIES

     We do not provide forecasts of future financial performance. While our management is optimistic about our long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

     IF WE FAIL TO MANAGE OUR RAPID GROWTH EFFECTIVELY, OUR RESULTS WILL SUFFER. Our growth is dependent upon such factors as our ability to attract and retain sufficient qualified management personnel to manage multiple and individual dispatch offices, the availability of sufficient temporary workers to meet customer needs, workers' compensation costs, collection of accounts receivable and availability of working capital, all of which are subject to uncertainties. We must continually adapt our management structure and internal control systems as we continue our rapid growth.

     THE LOSS OF ANY OUR KEY PERSONNEL COULD ADVERSELY US. Our success depends to a significant extent upon the continued service of our Chief Executive Officer and other members of our executive management. Future performance depends on our ability to recruit, motivate and retain key management personnel.

     THE COSTS OF GOVERNMENT REGULATIONS AND WORKERS' COMPENSATION ARE SIGNIFICANT AND WILL, IF INCREASED AND WE ARE UNABLE TO PASS THESE COSTS ON TO OUR CUSTOMERS, ADVERSELY AFFECT US. We incur significant costs to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers' compensation and unemployment insurance. We attempt to increase fees charged to our customers to offset increased costs relating to these laws and regulations, but may be unable to do so. If Congress or state legislatures adopt laws specifying benefits for temporary workers, demand for our services may be adversely affected. In addition, workers' compensation expenses are based on our actual claims experiences in each state and the actual aggregate workers' compensation costs may exceed estimates.

     OUR BUSINESS DEPENDS EXTENSIVELY ON RECRUITING AND RETAINING QUALIFIED DISPATCH OFFICE MANAGERS. We rely heavily on the performance and productivity of our dispatch office general managers, who manage the operation of the dispatch offices, including recruitment and daily dispatch of temporary workers, marketing and providing quality customer service. We opened 201 dispatch offices in 1999 and plan to open 200 new offices in the first half of 2000 and 200 in 2001. We must therefore recruit a sufficient number of managers to staff each new office and to replace managers lost through attrition or termination. Our future growth and performance depend on our ability to hire, train and retain qualified managers from a limited pool of qualified candidates who frequently have no prior experience in the temporary employment industry.

--------------------------------------------------------------------------------
                                    Page-18

     WE EXPERIENCE INTENSE COMPETITION IN OUR INDUSTRY, WHICH COULD HARM OUR RESULTS. The short-term, light industrial niche of the temporary services industry is highly fragmented and highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly for provision of light industrial personnel, and price pressure from both competitors and customers is increasing.

     OUR RAPID GROWTH AND EXPANSION REQUIRES SIGNIFICANT WORKING CAPITAL TO FINANCE OUR BUSINESS. We have historically experienced significant negative cash flow from operations and investment activities resulting from the rapid growth in the number of dispatch offices. In 1999, we incurred costs of approximately $9.1 million to open 201 new dispatch offices, an average of approximately $45,000 per dispatch office. Once open, we invest significant additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs. In addition, we pay our temporary personnel on a daily basis and bill our customers on a weekly basis. (This means that we must maintain sufficient cash reserves to pay our temporary personnel prior to receiving payment from our customers.) We expect to require additional sources of capital in order to continue to grow especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.

     OUR INDUSTRY INCURS ALL THE RISK ASSOCIATED WITH EMPLOYING MANUAL LABOR, WHICH WE TRY TO MANAGE BUT CAN LEAD TO SIGNIFICANT POTENTIAL LIABILITY. Temporary staffing companies, such as ours, employ people in the workplace of their customers. This creates a risk of potential litigation based on claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity, and other claims. While we try to limit our liability by contract, we may be held responsible for the actions at a job site of workers not under our direct control. Like other temporary staffing companies, we are also affected by fluctuations and interruptions in the business of their customers.

     OUR BUSINESS WILL LIKELY BE AFFECTED BY ECONOMIC FLUCTUATIONS AFFECTING THE U.S. ECONOMY. The general level of economic activity, interest rates and unemployment in the U.S. and specifically within the construction, landscaping and light industrial trades may significantly affect demand for our services.

     OUR BUSINESS TENDS TO BE BUSIER DURING WARMER SEASONAL PERIODS. Many of our customers are in the construction and landscaping industries, which are significantly affected by seasonal factors such as the weather. We generally experience increased demand in the spring, summer and early fall, while inclement weather is generally coupled with lower demand for our services.

     OUR BUSINESS WOULD SUFFER IF WE COULD NOT ATTRACT TEMPORARY WORKERS TO FILL THE JOBS WE OFFER. We compete with other temporary personnel companies to meet our customer needs. We must continually attract reliable temporary workers to fill positions and may from time to time experience shortages of available temporary workers.

     OUR INFORMATION AND COMPUTER PROCESSING SYSTEMS ARE CRITICAL TO THE OPERATIONS OF OUR BUSINESS AND ANY FAILURE COULD CAUSE SIGNIFICANT PROBLEMS. Our management information systems, located at our headquarters, are essential for data exchange and operational communications with dispatch offices throughout the country. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely hamper our business.

     OUR SYSTEMS WERE SUBJECT TO POTENTIAL YEAR 2000 ISSUES. We modified significant portions of our management information systems (MIS) and non-MIS systems so that they would function properly in the year 2000 and beyond. Prior to the end of 1999, we completed a review of our internally developed and third party supplied software to determine our readiness. Based upon our assessment, we believe that our internally developed proprietary software is year 2000 compliant. In addition, we assessed the year 2000 readiness of our third party supplied software, computer technology and other services. We have incurred internal staff costs as well as consulting and other expenses related to the enhancements necessary to complete the remediation of our systems for the year 2000. The incremental costs for the year 2000 remediation efforts have been insignificant.

     To date, we have not experienced and do not anticipate any year 2000 related problems with our internally developed software or our third party supplied software and computer technology. However, there may be additional problems that surface at key dates or events in the future. We do not anticipate these future dates or events that may be related to the year 2000 to have a material adverse effect on the results of operations, liquidity or financial condition. Furthermore, we do not anticipate any significant expenditure in the future related to year 2000 compliance.

--------------------------------------------------------------------------------
                                    Page-19

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

--------------------------------------------------------------------------------
                                    Page-20

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

TENURE OF DIRECTORS AND OFFICERS

     The names, ages and positions of the directors, executive officers and certain key employees of the Company as of March 1, 2000 are listed below along with their business experience during the past five years. No family relationships exist among any of the directors or executive officers of the Company, except that Todd A. Welstad is the son of Glenn A. Welstad.


                          NAME                                AGE                               POSITION

Glenn A. Welstad.....................................          56       Chairman of the Board, Chief Executive Officer and
                                                                        President
Ronald L. Junck......................................          52       Director, Executive Vice President, General Counsel and
                                                                        Secretary
Joseph P. Sambataro, Jr.............................           49       Director, Executive Vice President, Chief Financial Officer,
                                                                        Treasurer and Assistant Secretary
Todd A. Welstad......................................          30       Chief Information Officer
Richard W. Gasten....................................          62       Director, Vice President and Secretary of Labour Ready
                                                                        Temporary Services, Ltd.
Thomas E. McChesney..................................          53       Director
Robert J. Sullivan...................................          69       Director
Carl W. Schafer.....................................           64       Director

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

     JOSEPH P. SAMBATARO, JR. has served as Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary of the Company since August 1997. Subsequent to year end, Mr. Sambataro was also named to the Board of Directors. Prior to joining the Company, he served as the Managing Partner of the Seattle office of BDO Seidman, LLP, an accounting and consulting firm from 1990 to 1997. In 1985, Mr. Sambataro was co-founder, and served as Director and Officer of Ecova Corporation, an on-site toxic waste remediation company until 1989. From 1972 until 1985 Mr. Sambataro was a Partner with KPMG Peat Marwick in the New York, Miami and Seattle offices. Mr. Sambataro obtained a degree in accounting from Fordham University in 1972 and is a member of the American Institute of Certified Public Accountants.

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

--------------------------------------------------------------------------------
                                    Page-21

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

     THOMAS E. MCCHESNEY has served as a director of the Company since July 1995. In September 1996, Mr. McChesney became associated with Blackwell Donaldson and Company, as director of investment banking. Mr. McChesney is also a director of USOL Holdings Inc., a NASDAQ listed company and Nations Express, Inc. Previously, Mr. McChesney was an officer and director of Paulson Investment Co. and Paulson Capital Corporation from March 1977 to June 1995.

     ROBERT J. SULLIVAN has served as a director of the Company since November 1994. Prior to joining the Company he served as a financial consultant to the Company from July 1993 to June 1994. Additionally, Mr. Sullivan has an extensive career of over 35 years in financial management, as both a CPA and audit manager with Price Waterhouse & Co. and as a member of executive management with companies listed on NYSE and AMEX.

     CARL W.  SCHAFER  has served as a Director  of the Company  since
September of 1999. Mr. Shafer currently serves as President of The Atlantic Foundation. Prior to his work with The Atlantic Foundation, Mr. Shafer's experience includes the U.S. Bureau of the Budget, Financial Vice President and Treasurer of Princeton University, Chairman of the investment advisory committee for the Howard Hughes Medical Institute and Principal of Rockefeller & Co., Inc. He also serves on various boards including the Paine Webber and Guardian Groups of mutual funds. Mr. Shafer received his bachelor's degree from the University of Rochester.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers and directors and certain other persons to file timely certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to the Company. Based solely on its review of such forms received by it or representations from certain reporting persons, the Company believes that during 1999 all applicable Section 16(a) filing requirements were met.

--------------------------------------------------------------------------------
                                    Page-22

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the Chief Executive Officer and the next four most highly compensated executive officers of the Company.


                         SUMMARY COMPENSATION TABLE (1)


                                                                         LONG -TERM                    ALL OTHER
                                         ANNUAL COMPENSATION         COMPENSATION AWARDS             COMPENSATION
                                                                        SECURITIES
                                                                     UNDERLYING OPTIONS/    MATCHING 401(K)  SPLIT DOLLAR LIFE
                                         YEAR         SALARY               SARS(#)           CONTRIBUTIONS       INSURANCE
---------------------------------------- ----------- ------------- ----------------------- ----- ---------- ----- -----------

Glenn A. Welstad                         1999             519,231          30,000           $      2,500     $     176,526
Chairman of the Board, Chief             1998             497,380          45,000           $      2,500     $     166,000
Executive Officer and President          1997             452,958            -              $      2,500              -

Ronald L. Junck                          1999             207,692          30,000                    -                -
Director, Executive Vice President,      1998              73,077         382,500                    -                -
   General Counsel and Secretary         1997                -               -                       -                -

Joseph P. Sambataro, Jr.                 1999             207,692          30,000           $      2,500              -
Director, Executive Vice President,      1998             192,692          45,000           $      1,731              -
   Chief Financial Officer, Treasurer    1997              53,328         405,000                    -                -
   Assistant Secretary

Todd A. Welstad                          1999             193,143          30,000           $      1,932              -
Chief Information Officer                1998             137,769          45,000           $      1,378              -
                                         1997             104,808         146,757           $      1,048              -

Thomas E. Gilbert                        1999             193,786          30,000           $      2,500              -
Senior Area Director of Operations       1998             168,000          9,554            $      2,500              -
                                         1997             153,577          35,438           $      1,487              -
---------------------------------------- ----------- ------------- ----------------------- ----- ---------- ----- -----------

(1) None of the named executives received compensation reportable under the Restricted Stock Awards or Long-Term Incentive Plan Payouts columns.

--------------------------------------------------------------------------------
                                    Page-23

OPTION GRANTS DURING 1999 FISCAL YEAR

     The following table provides information related to options granted to the named executive officers during 1999.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE
                                                                                               Value at Assumed
                                                                                               Annual Rates of
                                                                                                 Stock Price
                                                                                               Appreciation for
                                   INDIVIDUAL GRANTS                                             OPTION TERM (1)

                                       Number of       % of total
                                       Securities      Options/SARS    Exercise
                                       Underlying       Granted to     or base
                                     Options/SARS      Employees in     Price    Expiration
                                        Granted        Fiscal Year    ($/sh)(3)     Date         5%          10%

Glenn Welstad
Chairman of the Board, Chief              30,000            1.4%       17.33      3/1/04      143,700    317,400
Executive Officer and President

Ronald L. Junck
Director, Executive Vice President        30,000            1.4%       17.33      3/1/04      143,700    317,400
General Counsel and Secretary

Joseph P. Sambataro, Jr.
Director, Executive Vice                  30,000            1.4%       17.33      3/1/04      143,700    317,400
President, Chief Financial Officer,
Treasurer and Assistant Secretary

Todd A. Welstad
Chief Information Officer                 30,000            1.4%       17.33      3/1/04      143,700    317,400

Thomas E. Gilbert
Senior Area Director of Operations        30,000            1.4%       17.33      3/1/04      143,700    317,400


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

--------------------------------------------------------------------------------
                                    Page-24

     OPTION EXERCISES DURING 1999 AND YEAR END OPTION VALUES

     The following table provides information related to options exercised by the named executive officers during 1999 and the number and value of options held at year-end. The Company does not have any outstanding stock appreciation rights ("SARs").


                   AGGREGATE OPTION/SAR EXERCISES IN 1999 AND
                           YEAR END OPTION/SAR VALUE



                                                                        NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                                        Underlying Unexercised               In-the-Money
                                                                          Options/SARs at                  Options/SARs at
                                                                        December 31, 1999                December 31, 1999 ($) (1)
                                                                    ---------------------------------------------------------------

                                    SHARES
                                  Acquired on         Value
           Name                    Exercise          Realized         Exercisable   Unexercisable      Exercisable     Unexercisable
Glenn Welstad
Chairman of the Board                  -                 -               11,250        63,750          $     844        $   2,531
Chief Executive Officer
And President

Ronald L. Junck                        -                 -              188,608       233,342          $ 569,520        $ 500,104
Director, Executive Vice
President, General
Counsel and Secretary

Joseph P. Sambataro, Jr.            45,750          $1,557,942           97,121       164,998          $ 724,479        $ 855,748
Director, Executive Vice
President, Chief
Financial Officer,
Treasurer and Assistant
Secretary

Todd A. Welstad                     30,375               -               93,572       128,693          $ 440,351        $ 277,927
Chief Information
Officer

Thomas E. Gilbert                     -             $  427,651            5,062        51,510          $  33,404        $ 121,559
Senior Area Director of
Operations


       (1)The closing price for the Company's common stock as reported by the New York Stock Exchange on December 31, 1999, was $12.13.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation is determined by a compensation committee comprised of three members of the Board of Directors, Messrs. McChesney, Sullivan and Shafer. The philosophy of the Company's executive compensation program is that compensation of executive officers should be directly and materially linked both to the operating performance of the Company and to the interests of Shareholders.

     Annual cash compensation, together with stock options, is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long term success of the Company. The annual compensation of Mr. Welstad, the Company's Chairman and Chief Executive Officer, has been set by a written employment contract entered into in 1999, which set compensation of $41,667 per month, subject to annual increases on the anniversary date of the agreement of 10% of the prior period's base salary. For 2000, Mr. Welstad's monthly compensation is $41,667. Mr. Welstad may also receive stock options determined annually as provided by the Company's Employee Stock Option and Incentive Plan, as administered by the Company's Board of Directors or compensation committee. In 1999, the Board of Directors approved annual grants of stock options to management and administrative personnel as indicated in the preceding tables. Under the plan as approved, each of the executive officers of the Company received a grant of 30,000 options; all future grants and executive compensation are subject to annual approval by the Compensation Committee.

                                    Page-25

     With respect to other executive officers compensation, the Compensation Committee sets salary based on recommendations of the CEO, unless the officer's salary is established by written contract. With respect to officers that have recently joined the Company, the recommendations are based on the CEO's negotiations with the officer as necessary to attract such persons to become officers of the Company. The Compensation Committee reviews the salaries for officers with comparable duties at the median of companies of comparable revenue size in the Pacific Northwest. These companies are selected informally without the use of a compensation consultant. Annual salary increases are typically modest, except to reflect changes in responsibilities.

EMPLOYMENT AGREEMENTS:

     In January of 1999, the Company entered into an employment agreement with Glenn Welstad, the Company's Chairman and Chief Executive Officer, which provides for annual compensation of $41,667 per month, subject to annual increases on the anniversary date of the agreement of 10% of the prior period's base salary and stock options determined annually as provided by the Company's Employee Stock Option and Incentive Plan and an Executive Split Dollar Plan. Under terms of the Executive Split Dollar Plan, a family trust established by Mr. Welstad will purchase a $15 million life insurance policy on the life of Mr. Welstad and his spouse. The Company will advance annual premiums of approximately $167,000 and will receive repayment of these premium advances upon surrender of the policy, the death of the insured or at the end of the tenth policy year. The agreement runs through December 31, 2003.

     In February 1998, the Company entered into an employment agreement with Ronald L. Junck, the Company's Executive Vice President, General Counsel and Secretary, which provides for initial annual compensation of $16,667 per month, subject to annual increases on the anniversary date of the agreement at the discretion of the Board of Directors. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Junck's performance, and the overall performance of the Company. The agreement provides Mr. Junck with options to purchase 337,500 of the Company's common stock at its fair market value at date of grant of $9.22. 42,188 options vest semi-annually to 2001. The agreement expires in 2002.

     In August 1997, the Company entered into an employment agreement with Joseph P. Sambataro, Jr., the Company's Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary, which provides for initial annual compensation of $13,500 per month, subject to annual increases on the anniversary date of the agreement at the discretion of the Board of Directors. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Sambataro's performance, and the overall performance of the Company. The agreement provides Mr. Sambataro with options to purchase 405,000 of the Company's common stock at its fair market value at date of grant of $3.70. 101,250 of the options vest on the date of grant and 50,625 options vest semi-annually to 2000. The agreement expires in 2001.

                                    Page-26

ITEM 12.          PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of each class of equity securities of the Company as of December 31, 1999 for (i) each person known to the Company to own beneficially 5% or more of any such class as of December 31, 1999, (ii) each director of the Company, (iii) each executive officer of the Company required to be identified as a Named Executive Officer pursuant to Item 402 of Regulation S-K and (iv) all officers and directors of the Company as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power. See "Management" for a description of each individual's position with the Company, if any.


                                                                          AMOUNT AND
NAME & ADDRESS                                                            (NUMBER OF        PERCENT
OF BENEFICIAL OWNER                               TITLE OF CLASS          SHARES)(1)        OF CLASS
-------------------                               --------------          ----------        --------
Glenn A. Welstad (1) (2).....................     Common Stock               4,521,167            10.6%
                                                  Preferred Stock            4,814,739            74.2%

Ronald L. Junck (1)..........................     Common Stock                 437,207             1.0%

Joseph P. Sambataro, Jr. (1).................     Common Stock                 212,250              *

Todd A. Welstad (1)..........................     Common Stock                 335,901              *

Thomas E. Gilbert............................     Common Stock                  21,366              *

Richard W. Gasten (1)........................     Common Stock                  33,519              *

Thomas E. McChesney (1)......................     Commona Stock                160,466              *

Robert J. Sullivan (1).......................     Common Stock                 100,785              *

Carl W. Shafer (1)...........................     Common Stock                    --                *

Wanger Asset Management, L.P. (3) (5)........     Common Stock               3,485,500             8.2%

Wallace R. Weltz & Company (4) (6)...........     Common Stock               2,525,300             5.9%

All Officers and Directors as a                   Common Stock               5,822,661            13.6%
Group (9 Individuals) (1)                         Preferred Stock            4,814,739            74.2%


 *  Less than 1%.

(1) Beneficial ownership is calculated in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended and includes shares of Common Stock issuable upon exercise of options, warrants, and other securities convertible into or exchangeable for Common Stock currently exercisable or exercisable within 60 days of December 31, 1999.

(2) The business address of Mr. Welstad is 1016 S. 28th Street, Tacoma, Washington, 98409.

(3) The business address of Wanger Asset Management, L.P. is 227 West Monroe Street, Suite 3000, Chicago, IL 60606.

(4) The business address of Wallace R. Weitz & Company is 1125 South 103rd Street, Suite 600, Omaha, NE 68124-6008.

(5)      Shared voting power.

(6)      Sole voting power.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Junck is an employee of the Company, a member of its board of directors, and is also a shareholder in a law firm that received approximately $0, $429,000 and $587,000 in payment for legal services performed for the Company in 1999, 1998 and 1997, respectively.

                                    Page-27

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

                                    LABOR READY, INC.

                                    /s/ Glenn A. Welstad             3/30/00
                                    --------------------------------------------
                                    Signature                        Date
                                    By: Glenn A. Welstad, Chairman of the Board,
                                         Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenn A. Welstad                        3/30/00
---------------------------------------------------
Signature                                      Date
Glenn A. Welstad, Chairman of the Board, Chief Executive
Officer and President

/s/ Joseph P. Sambataro, Jr.                3/30/00
---------------------------------------------------
Signature                                      Date
Joseph P. Sambataro, Jr., Director, Executive Vice President,
Chief Financial Officer, Treasurer and Assistant Secretary

/s/ Ronald L. Junck                         3/30/00
---------------------------------------------------
Signature                                      Date
Ronald L. Junck, Executive Vice President, Secretary,
General Counsel and Director

/s/ Robert J. Sullivan                      3/30/00
---------------------------------------------------
Signature                                      Date
Robert J. Sullivan, Director

/s/ Richard W. Gasten                       3/30/00
---------------------------------------------------
Signature                                      Date
Richard W. Gasten, Vice President and Secretary, Labour
Ready Temporary Services, Ltd. and Director

/s/ Thomas E. Mcchesney                     3/30/00
---------------------------------------------------
Signature                                      Date
Thomas E. McChesney, Director

/s/ Carl W. Schafer                         3/30/00
---------------------------------------------------
Signature                                      Date
Carl W. Schafer, Director

                                    Page-28

                                  EXHIBIT INDEX

                                    FORM 10-K
                                LABOR READY, INC.


EXHIBIT NUMBER                   DESCRIPTION
3        Articles of Incorporation                                                   (1)

3.1      Articles of Amendment to Articles of Incorporation                          (1)

3.2      Bylaws                                                                      (1)

4        Instruments Defining Rights of Security Holders (1)

4.1      Rights Agreement Dated January 6, 1998                                      (2)

10       Material Contracts

10.1     Warrant Purchase Agreements                                                 (1)

10.2     Executive Employment Agreement between Labor Ready, Inc. And Glenn A.
         Welstad dated January 1,1999

10.3     Employment Agreement between Labor Ready, Inc. and Joseph P. Sambataro,
         Jr. dated August 1, 1997                                                    (1)

10.4     Business Loan Agreement between Labor Ready, Inc. and U.S. Bank of
         Washington, N.A., dated February 3, 1999                                    (1)

10.5     Form of Lease for Labor Ready, Inc. dispatch office                         (1)

10.6     1996 Employee Stock Option and Incentive Plan                               (1)

10.7     1996 Employee Stock Purchase Plan                                           (1)

10.8     Form of equipment lease and related schedules at various dates between the Company as lessor, T&W Financial Corporation as Lessee and Diebold
         Corporation as Vendor                                                       (1)

10.9     Excess Bond to Secure Premium and Deductible Obligations between Labor
         Ready, Inc., Travelers Casualty and Surety Company of America, Mutual
         Indemnity (U.S.) Ltd., and Legion Insurance Company dated September 1,
         1998                                                                        (1)

10.10    Employment Agreement between Labor Ready, Inc. and Ronald L. Junck
         dated March 20, 1998                                                        (1)

10.11    Bond to Secure Premium and Deductible Obligations between Labor Ready,
         Inc. Travelers Casualty and Surety Company of America, Reliance
         National Indemnity Company dated February 16, 1999                          (1)

10.12 Form of equipment lease and related schedules at various dates between the Company as lessor, Wells Fargo Equipment Finance, Inc. as lessee


                                    Page-29

EXHIBIT NUMBER                        DESCRIPTION
       21                 Subsidiaries of Labor Ready, Inc.

       23                 Consent of Arthur Andersen LLP - Independent Public
                          Accountants

       27                 Financial Data Schedules

       27.1               December 31, 1999 and for the year then ended

       27.2 December 31, 1998 and 1997, for each of the two years then ended

(1) Incorporated by reference to the Company's Form 10 Registration Statement, SEC File No. 0-2382.

(2) Incorporated by reference to the Company's Current Report on Form 8-K Filed on January 16, 1998.

COPIES OF EXHIBITS MAY BE OBTAINED UPON REQUEST DIRECTED TO MR. JOSEPH P. SAMBATARO, JR., LABOR READY, INC., 1016 S. 28TH STREET, TACOMA, WASHINGTON, 98409.

                                    Page-30

                                LABOR READY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                                         Page

Report of Independent Public Accountants................................................  F-2

Consolidated Balance Sheets
  December 31, 1999 and 1998............................................................  F-3

Consolidated Statements of Income
  Years Ended December 31, 1999, 1998 and 1997..........................................  F-5

Consolidated Statements of Shareholders' Equity
  Years Ended December 31, 1999, 1998 and 1997..........................................  F-6

Consolidated Statements of Cash Flows
  Years Ended December 31, 1999, 1998 and 1997..........................................  F-7

Notes to Consolidated Financial Statements..............................................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Labor Ready, Inc.:

We have audited the accompanying consolidated balance sheets of Labor Ready, Inc. (A Washington Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Labor Ready, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The Company adopted the provisions of Statement of Position 985, "Reporting on the Costs of Startup Activities" which requires the Company to expense the cost of establishing new dispatch offices as a cumulative effect of adopting the Statement.

Seattle, Washington                                      /s/ Arthur Andersen LLP
February 3, 2000

                       LABOR READY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                 (IN THOUSANDS)

                                     ASSETS


                                                                          1999               1998
                                                                        --------           --------
CURRENT ASSETS:
     Cash and cash equivalents ................................         $  16,845          $ 25,940
     Accounts receivable, less allowance for doubtful accounts
       of $9,899 and $4,218 ...................................            93,716            65,484
     Income tax receivable ....................................             2,004              --
     Workers' compensation deposits and credits ...............             4,955             2,961
     Prepaid expenses and other ...............................             9,310             4,947
     Deferred income taxes ....................................             8,101             6,601
                                                                        ---------          --------
      Total current assets ....................................           134,931           105,933
                                                                        ---------          --------
PROPERTY AND EQUIPMENT
     Buildings and land .......................................             6,298             4,854
     Computers and software ...................................            23,709            13,443
     Cash dispensing machines .................................            10,797             7,376
     Furniture and equipment ..................................               766               667
                                                                        ---------          --------

                                                                           41,570            26,340
     Less accumulated depreciation ............................            10,838             6,069
                                                                        ---------          --------
      Property and equipment, net .............................            30,732            20,271
                                                                        ---------          --------
OTHER ASSETS
     Intangible assets and other, less accumulated amortization
      of $213 and $6,383.......................................                48             2,630
     Deferred income taxes ....................................             6,743             1,751
     Restricted cash in captive insurance subsidiary ..........             2,027               151
                                                                        ---------          --------
      Total other assets ......................................             8,818             4,532
                                                                         --------          --------
     Total assets .............................................         $ 174,481          $130,736
                                                                        =========          ========



          See accompanying notes to consolidated financial statements.

                       LABOR READY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              1999                1998
                                                                           ---------           ---------
CURRENT LIABILITIES:
     Accounts payable ...........................................          $  11,756           $   6,889
     Accrued wages and benefits .................................              8,531               7,544
     Workers' compensation claims reserve, current portion ......             15,732              15,300
     Income taxes payable .......................................             --                   4,355
     Current maturities of longterm debt ........................              1,178                 754
                                                                           ---------           ---------
      Total current liabilities .................................             37,197              34,842
                                                                           ---------           ---------

LONGTERM LIABILITIES:
     Longterm debt, less current maturities .....................              6,590               5,073
     Workers' compensation claims reserve, less current portion .             19,558              10,324
                                                                           ---------           ---------

      Total longterm liabilities ................................             26,148              15,397
                                                                           ---------           ---------

      Total liabilities .........................................             63,345              50,239
                                                                           ---------           ---------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
     Preferred stock, $0.131 par value, 20,000 shares authorized;
       6,486 shares issued and outstanding ......................                854                 854
     Common stock, no par value, 100,000 shares authorized;
       42,802 and 41,961 shares issued and outstanding ..........             62,928              54,131
     Cumulative translation adjustments .........................               (151)               (159)
     Retained earnings ..........................................             47,505              25,671
                                                                           ---------           ---------
      Total shareholders' equity ................................            111,136              80,497
                                                                           ---------           ---------
      Total liabilities and shareholders' equity ................          $ 174,481           $ 130,736
                                                                           =========           =========




          See accompanying notes to consolidated financial statements.

                       LABOR READY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                           1999                1998                1997
                                                        ---------           ---------           ---------
Revenues from services .......................          $ 850,873           $ 606,895           $ 335,409

  Cost of services ...........................            587,366             422,924             236,666
                                                        ---------           ---------           ---------
Gross profit .................................            263,507             183,971              98,743

  Selling, general and administrative expense             217,294             144,249              84,081
  Depreciation and amortization ..............              4,804               6,076               4,011
                                                        ---------           ---------           ---------
Income from operations .......................             41,409              33,646              10,651

  Interest income (expense) and other, net ...               (979)               (256)              1,871
                                                        ---------           ---------           ---------
Income before taxes on income and
  cumulative effect of accounting change .....             40,430              33,390              12,522

  Taxes on income ............................             15,853              13,591               5,559
                                                        ---------           ---------           ---------
Income before cumulative effect of accounting
  change .....................................             24,577              19,799               6,963
Cumulative effect of accounting change, net of
  income tax benefit of $897 .................             (1,453)               --                  --
                                                        ---------           ---------           ---------

Net income ...................................          $  23,124           $  19,799           $   6,963
                                                        =========           =========           =========

Income Per Share:
  Basic ......................................          $    0.54           $    0.47           $    0.17
  Diluted ....................................               0.53                0.46                0.16

Weighted average shares outstanding:
  Basic ......................................             42,521              41,694              41,504
  Diluted ....................................             43,456              42,999              42,251





          See accompanying notes to consolidated financial statements.

                       LABOR READY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)


                                                                 1999                1998                1997
                                                              ---------           ---------           ---------

Preferred stock
  Balance, beginning of year .......................          $     854           $     854           $     854
                                                              ---------           ---------           ---------
    Balance, end of year ...........................                854                 854                 854
                                                              ---------           ---------           ---------
Common stock
  Balance, beginning of year .......................             54,131              49,694              49,517
  Common stock issued on the exercise of
    options and warrants ...........................              7,785               3,907                 332
  Common stock issued through employee benefit plans              1,209                 954                 456
  Common stock repurchased .........................               (197)               (424)               (611)
                                                              ---------           ---------           ---------
    Balance, end of year ...........................             62,928              54,131              49,694
                                                              ---------           ---------           ---------
Cumulative translation adjustment
  Balance, beginning of year .......................               (159)                 86                 (50)
  Foreign currency translation .....................                  8                (245)                136
                                                              ---------           ---------           ---------
    Balance, end of year ...........................               (151)               (159)                 86
                                                              ---------           ---------           ---------
Retained earnings
  Balance, beginning of year .......................             25,671               7,407               1,271
  Net income .......................................             23,124              19,799               6,963
  Common stock repurchased .........................             (1,247)             (1,492)               (784)
  Preferred stock dividends ........................                (43)                (43)                (43)
                                                              ---------           ---------           ---------
    Balance, end of year ...........................             47,505              25,671               7,407
                                                              ---------           ---------           ---------
      Total Shareholders' equity ...................          $ 111,136           $  80,497           $  58,041
                                                              =========           =========           =========






          See accompanying notes to consolidated financial statements.

                       LABOR READY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)


                                                                   1999               1998               1997
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .........................................          $ 23,124           $ 19,799           $  6,963
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
   Depreciation and amortization ......................             4,804              6,076              4,011
   Provision for doubtful accounts ....................            15,998              7,398              5,761
   Deferred income taxes and other ....................            (6,492)            (4,010)            (3,908)
   Cumulative effect of accounting change .............             2,350               --                 --
Changes in operating assets and liabilities
   Accounts receivable ................................           (44,230)           (36,281)           (21,279)
   Workers' compensation deposits and credits .........            (1,994)            (1,880)             7,183
   Prepaid expenses and other .........................            (4,161)            (2,304)              (676)
   Accounts payable ...................................            (1,714)             3,306              1,605
   Accrued wages and benefits .........................               987              3,492              1,035
   Workers' compensation claims reserve ...............             9,666             12,053              8,494
   Income taxes .......................................            (2,473)             5,715              2,121
                                                                 --------           --------           --------
Net cash provided by (used in) operating activities ...            (4,135)            13,364             11,310
                                                                 --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...............................           (12,358)            (9,292)            (3,847)
   Restricted cash ....................................            (1,876)               (15)             1,579
   Intangible assets and other ........................             --                   143             (2,595)
                                                                 --------           --------           --------
Net cash used in investing activities .................           (14,234)            (9,164)            (4,863)
                                                                 --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Short term borrowings, net .........................             6,684               --               (1,139)
   Payments on capital leases and longterm debt .......              (936)              (654)               (13)
   Proceeds from options and warrants exercised .......             3,899              1,672                280
   Proceeds from sale of stock through employee benefit
    plans..............................................             1,063                838                375
   Purchase and retirement of treasury stock ..........            (1,444)            (1,916)            (1,395)
   Preferred stock dividends paid .....................             --                   (86)              --
                                                                 --------           --------           --------
   Net cash provided by (used in) financing activities              9,266               (146)            (1,892)
                                                                 --------           --------           --------
   Effect of exchange rates on cash ...................                 8               (231)               (36)
                                                                 --------           --------           --------
   Net increase (decrease) in cash and cash
       equivalents ....................................            (9,095)             3,823              4,519
CASH AND CASH EQUIVALENTS, beginning of
  year ................................................            25,940             22,117             17,598
                                                                 --------           --------           --------
CASH AND CASH EQUIVALENTS, end of year ................          $ 16,845           $ 25,940           $ 22,117
                                                                 ========           ========           ========





          See accompanying notes to consolidated financial statements.

                       LABOR READY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

ACCOUNTING POLICIES

   BASIS OF PRESENTATION. Labor Ready, Inc. and its whollyowned subsidiaries (together, "the Company") provide temporary staffing for manual labor jobs to customers primarily in the industrial and small business markets from 687 offices located throughout the United States, Canada, United Kingdom and Puerto Rico. The Company provides services to a wide variety of customers, none of which individually comprise a significant portion of revenues within a geographic region or for the Company as a whole. The consolidated financial statements include the accounts of Labor Ready, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   REVENUE RECOGNITION. Revenue from the sale of services is recognized at the time the service is performed. A portion of the Company's income is derived from franchise and cash dispensing machine fees, which are insignificant, for all years presented.

   COST OF SERVICES. Cost of services includes the wages of temporary workers, related payroll taxes, workers' compensation expenses and transportation.

   CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

   PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straightline method over the estimated useful lives of the respective assets, which are 31 to 39 years for buildings and improvements, 3 to 5 years for computers and software, 7 years for cash dispensing machines and 5 to 7 years for furniture and equipment.

   INTANGIBLE ASSETS AND OTHER. Intangible and other assets consist primarily of acquired customer lists and noncompete agreements. Other intangible assets are stated at cost and are amortized using the straightline method over periods not exceeding ten years. Management evaluates, on an ongoing basis, the carrying value of intangible assets and makes a specific provision against the asset when an impairment is identified.

   INCOME TAXES. Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

   FOREIGN CURRENCY TRANSLATION. Cumulative translation adjustments relate to the Company's consolidated foreign subsidiaries, Labour Ready Temporary Services, Ltd. and Labour Ready Temporary Services United Kingdom, Ltd. Foreign currency translation is calculated by application of the current rate method and is included in the determination of consolidated shareholders' equity at the respective balance sheet dates.

   USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

   NEW ACCOUNTING STANDARDS. In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). This pronouncement summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition. SAB 101 did not impact the Company's revenue recognition policies.

   In the first quarter of 1999, the Company adopted the provisions of Statement of Position 985, "Reporting on the Costs of Startup Activities" (SOP 985").
SOP 985 establishes new rules for the financial reporting of startup costs, and requires the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting SOP 985, any capitalized preopening costs in the first quarter of the year adopted.
Prior to adopting SOP 985, preopening costs incurred to open new dispatch offices, including salaries, recruiting, testing, training, lease and other related costs, were capitalized and amortized using the straightline method over two years. The cumulative effect of adopting SOP 985 was to decrease net income by $1.5 million or $0.03 per common share.

   In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of the hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Currently, the Company does not use derivative instruments; therefore the adoption of this statement should not have a material effect on the Company's results of operations or its financial position.

   RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the current year presentation.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

SUPPLEMENTAL CASH FLOW INFORMATION

   Selected cash payments and noncash activities were as follows:


                                                               1999             1998             1997
                                                            -------          -------          -------

   Cash paid during the year for:
    Interest .....................................          $ 1,517          $   813          $    30
    Income taxes .................................          $24,192          $11,882          $ 7,979

NON-CASH INVESTING AND FINANCING
ACTIVITIES:
   Common stock issued to employee benefit
     plans .......................................          $   146          $   116          $    81
   Preferred stock dividends accrued .............          $    43              --           $    43
   Stock option income tax benefit ...............          $ 3,886          $ 2,235          $    51
   Assets acquired with capital lease obligations           $ 2,877          $ 6,393               --


WORKERS' COMPENSATION

   The Company provides workers' compensation insurance to its temporary workers and regular employees. For workers' compensation claims originating in the majority of states (the 43 nonmonopolistic states), the Company has purchased a deductible insurance policy. Under terms of the policy, the Company's workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stoploss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company. Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stoploss limit for that year, all losses beyond the maximum aggregate stoploss limit are paid by independent insurance companies unrelated to the Company. In 1997, the per occurrence deductible amount was $250,000 per claim, to an aggregate maximum of $11.60 per $100 of temporary worker payroll, or $18.8 million. For claims arising in 1998 and 1999, the per occurrence deductible amount was increased to $350,000 and the maximum aggregate stoploss limit was reduced to $10.41 per $100 of temporary worker payroll, or $45.6 and $31.7 million for the years ended December 31, 1999 and 1998.

   For claims arising in years prior to 1997, the Company has insured all losses beyond amounts reserved in its financial statements with independent insurance companies unrelated to the Company. The difference between the discounted maximum aggregate stoploss limit for claims arising in all periods prior to December 31, 1999 and the total of claims paid and reserved for in the Company's financial statements for the same periods is $10.1 million. This amount represents the discounted maximum additional exposure, net of tax, to the Company before its maximum aggregate stoploss limits are met.

   The Company establishes its reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of December 31, 1999 and 1998, are workers' compensation claims reserves in the nonmonopolistic states of $34.7 million and $24.4, respectively. The claims reserves were computed using a discount rate of 6.0% at December 31, 1999 and 1998.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

WORKERS' COMPENSATION (CONTINUED)

   Workers' compensation expense totaling $38.2 million, $30.6 million and $19.2 million was recorded as a component of cost of services in each of the years ended December 31, 1999, 1998 and 1997, respectively.

   For the 1997 and 1998 program years, the Company is required to provide collateral in the amount of the maximum aggregate stoploss limits, less claims paid to date. The Company provides approximately 50% of the required collateral in the form of a surety bond, and 50% in letters of credit. Accordingly, at December 31, 1999, $14.5 million of the collateral was satisfied with surety bonds and $15.1 million was satisfied with letters of credit for the 1997 and 1998 program years. Subsequent to year end, the letters of credit decreased by $2.5 million, which results in a new balance of $12.6 million.

   For workers' compensation claims originating in Washington, Ohio and West Virginia (the monopolistic states), Canada and Puerto Rico, the Company pays workers' compensation insurance premiums as required by state administered programs. The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and the previous claims experience of the Company. The Washington program provides for a retroactive adjustment of workers' compensation payments based upon actual claims experience. Upon adjustment, overpayments to the program are returned to the Company and underpayments, if any are assessed. At December 31, 1999 and 1998, the Company recorded workers' compensation credit receivables of $0.7 million and $1.4 million respectively, and workers' compensation liabilities of $0.6 million and $1.2 million respectively, related to the monopolistic states.

   In December 1998, the Company purchased a deductible insurance policy for the nonmonopolistic states covering the years ended 1999 and 2000. The policy includes substantially the same terms and limitations as the 1998 policy described above except that the Company is required to provide collateral in the amount of 60% of claims reserves. The collateral for the 1999 program will consist of 50% letters of credit and 50% surety bond. Accordingly, as of December 31, 1999, the Company has provided the insurance carrier with a letter of credit totaling $12.0 million and a surety bond for $12.6 million. During 2000, the total amount of the letters of credit and surety bonds for the 2000 program year will increase to approximately $20.0 million.

   The Company has established a risk management department at its corporate headquarters to manage its insurers, third party claims administrators, and medical service providers. To reduce wageloss compensation claims, the Company employs claims coordinators throughout the United States. The claims coordinators manage the acceptance, processing and final resolution of claims and administer the Company's return to work program. Workers in the program are employed on customer assignments that require minimal physical exertion or within the Company in the local dispatch office. The Company has an online connection with its third party administrator that allows the claims coordinators to maintain visibility of all claims, manage their progress and generate required management information.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

LINE OF CREDIT

   In February 1999, the Company entered into a new line-of-credit agreement with U.S. Bank. This agreement allows the company to borrow up to the lesser of $60.0 million or 80% of eligible receivables as defined by the bank, with interest at the lesser of the bank's prime rate (8.50% at December 31, 1999) or the London InterBank Offering Rate plus 1.25%. The line-of-credit is secured primarily by the Company's accounts receivable and expires in June 2001. The line-of-credit agreement requires that the Company maintain minimum net worth and working capital amounts. The Company was in compliance with the requirements at December 31, 1999.

   The Company is required by the workers' compensation program to collateralize a portion its workers' compensation liability with irrevocable letters of credit. At December 31, 1999, the Company had provided its insurance carriers with letters of credit totaling $27.1 million. The letters of credit bear fees of .75% per year and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at December 31, 1999, no borrowings were outstanding on the line-of-credit, $27.1 million was committed by the letters of credit and $32.9 million was available for borrowing. Subsequent to year end, the Company decreased its letters of credit outstanding by $2.5 million.

   During the years ended December 31, 1999 and 1998, short-term borrowing activity was as follows:


                                                                           DECEMBER 31,
                                                                       1999              1998
                                                                      ------            ------


Balance outstanding at year-end                                     $  --             $  --
Stated interest rate at year-end, including applicable fees           8.50%             7.75%

Maximum amount outstanding during the year                          $20,124           $19,475
Average amount outstanding                                          $ 7,885           $ 5,486
Weighted average interest rate during the year, including
applicable fees                                                        8.18%             8.10%

   The average amount outstanding and the weighted average interest rate during the year were computed based upon the average daily balances and rates.

INCOME PER SHARE

   Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents for the Company include the dilutive effect of outstanding options. In October 1997, May 1998 and June 1999, the Company declared three-for-two stock splits which have each been retroactively applied in the determination of weighted average shares outstanding.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS EXCEPT PER SHARE DATA)

INCOME PER SHARE (CONTINUED)

   Basic and diluted earnings per share were calculated as follows:



                                                           --------           --------           --------
                                                               1999               1998               1997
                                                           --------           --------           --------
Basic:
   Income before cumulative effect of
     accounting change ..........................          $ 24,577           $ 19,799           $  6,963
   Less preferred stock dividends ...............                43                 43                 43
                                                           --------           --------           --------
   Income before cumulative effect of
     accounting change available to common
     shareholders ...............................            24,534             19,756              6,920
   Cumulative effect of accounting change .......            (1,453)              --                 --
                                                           --------           --------           --------
   Income available to common shareholders ......          $ 23,081           $ 19,756           $  6,920
                                                           ========           ========           ========

   Weighted average shares outstanding ..........            45,521             41,694             41,504
                                                           ========           ========           ========
   Income before cumulative effect
     of accounting change per share .............          $   0.57           $   0.47           $   0.17
   Cumulative effect of accounting change, net ..             (0.03)              --                 --
                                                           --------           --------           --------
    Income per share ............................          $   0.54           $   0.47           $   0.17
                                                           ========           ========           ========
Diluted:
   Income available to common shareholders ......          $ 23,081           $ 19,756           $  6,920
                                                           ========           ========           ========

   Weighted average shares outstanding ..........            42,521             41,694             41,504
   Plus options to purchase common stock
     outstanding at end of year .................             3,525              3,273              3,050
   Less shares assumed repurchased ..............            (2,590)            (1,968)            (2,303)
                                                           --------           --------           --------
   Weighted average shares outstanding, including
      including dilutive effect of options ......            43,456             42,999             42,251
                                                           ========           ========           ========

   Income before cumulative effect of
     accounting change per share ................          $   0.56           $   0.46               0.16
   Cumulative effect of accounting change, net ..             (0.03)              --                 --
                                                           --------           --------           --------
   Income per share .............................          $   0.53           $   0.46           $   0.16
                                                           ========           ========           ========



RELATED PARTY TRANSACTIONS

   A member of the board of directors, is also a shareholder in a law firm that received approximately $0, $429 and $587 in payment for legal services performed for the Company in 1999, 1998 and 1997, respectively.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

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

   The initial series of blank check preferred stock of the corporation authorized by the board of directors in accordance with the articles of incorporation, was designated as Series A preferred stock. At December 31, 1999 and 1998, the Company had 6,486 outstanding shares of $0.131 par value Series A preferred stock.

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

   In October 1997, May 1998, and June 1999 the board of directors authorized threefortwo preferred stock splits. These preferred stock splits were effected in the form of three shares of preferred stock issued for every two shares of preferred stock outstanding as of each date of declaration. All applicable share and per share data have been adjusted for the effect of the stock splits.

   Pursuant to the Rights Plan discussed further in Note 8, 563 shares of preferred stock have been reserved for issuance under terms of the Plan.

   A preferred stock dividend in the amount of $43 was accrued at December 31, 1999 and 1997 and paid in February 2000 and January 1998. The 1998 preferred stock dividend in the amount of $43 was paid December 31, 1998.


COMMON STOCK

   In October 1997, May 1998 and June 1999, the Board of Directors authorized threefortwo common stock splits. These common stock splits were effected in the form of three shares of common stock issued for every two shares of common stock outstanding as of the date of declaration. All applicable share and per share data have been adjusted for the effect of each of these stock splits.

   During 1999, 1998 and 1997, the Company repurchased 136, 159 and 516 shares of common stock on the open market for cash consideration of $1,444, $1,916 and $1,395, respectively. The repurchased shares were retired and are not available for reissuance. Excess acquisition cost over the average per share carrying value of common stock is charged to retained earnings.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

COMMON STOCK (CONTINUED)

   In 1998, the board of directors adopted a Shareholders Rights Plan ("the Rights Plan") and declared a dividend distribution of one right for each outstanding share of the Company's common stock. Under the terms of the Rights Plan, each Right entitles the holder to purchase one onehundredth of a share of the Series A preferred stock at an exercise price of $75.37. The rights are exerciseable a specified number of days following (1) the acquisition by a person or group of persons of 15% or more of the Company's common stock, or (2) the commencement of a tender or exchange offer for 15% or more of the Company's common stock. The Company has reserved 563 shares of the Series A Preferred stock for issuance upon exercise of the rights. The rights may be redeemed by the Company, subject to the approval of the board of directors, for $.01 cents per right in accordance with the provisions of the Rights Plan. If any group or person acquires 50% or more of the Company's common stock, the holders of the unredeemed rights (except for the acquiring group or person) may purchase for the exercise price, the number of common shares having a market value equal to two times the exercise price. The rights expire in January 2008, unless redeemed earlier by the Company.

INCOME TAXES

   Temporary differences, which give rise to deferred tax assets and (liabilities) consist of the following:


                                                                                                 DECEMBER 31,
                                                                                        ---------------------------
                                                                                           1999               1998
                                                                                        --------           --------
Allowance for doubtful accounts ..............................................          $  3,762           $  1,587
Prepaid expenses .............................................................            (1,222)              (456)
Workers' compensation ........................................................            13,260              8,197
Net operating loss carryforwards .............................................               710                468
Depreciation and amortization expenses .......................................            (2,054)            (1,666)
Other, net ...................................................................               388                222
                                                                                        --------           --------

Net tax deferrals ............................................................          $ 14,844           $  8,352
                                                                                        ========           ========



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

   At December 31, 1999, Labour Ready Temporary Services, Limited and Labour Ready Temporary Services UK, Limited have federal net operating loss carryforwards of approximately $1.5 million and $0.3 million with expiration dates through 2006 and indefinite in the UK.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

INCOME TAXES (CONTINUED)

   Taxes on income consists of:


                                                                 YEAR ENDED DECEMBER 31,
                                                     1999               1998               1997
                                                   --------           --------           --------

 Current:
    Federal .............................          $ 18,350           $ 14,077           $  7,603
    State ...............................             3,098              3,510              1,788
                                                   --------           --------           --------

 Total Current ..........................            21,448             17,587              9,391
                                                   --------           --------           --------
 Deferred:
    Federal .............................            (4,514)            (3,454)            (3,259)
    State ...............................              (736)              (542)              (573)
    Foreign .............................              (345)              --                 --
                                                   --------           --------           --------

Total deferred ..........................            (5,595)            (3,996)            (3,832)
                                                   --------           --------           --------
Total taxes on income, including $897 tax
benefit of accounting change in 1999 ....          $ 15,853           $ 13,591           $  5,559
                                                   ========           ========           ========


  The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated income statement are as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                             1999                 1998                 1997
                                                         AMOUNT     %         AMOUNT     %         AMOUNT     %
                                                       --------    ---      --------    ---       -------    ---

Income tax expense based on statutory rate......       $ 14,151     35      $ 11,686      35      $ 4,383     35
Increase (decrease) resulting from:
State income taxes, net of federal .............          1,536      4          1,740      5          697      6
Prior year amounts .............................             --     --             --     --          487      4
Other, net .....................................            166     --            165      1          (8)     (1)
                                                       --------     --       --------     --      -------     --

Total taxes on income...........................       $ 15,853     39       $ 13,591     41      $ 5,559     44
                                                       ========     ==       ========     ==      =======     ==


COMMITMENTS AND CONTINGENCIES

   The Company leases substantially all of its dispatch offices. These leases generally provide for termination on 60 days notice and upon payment of three months rent. Certain of these leases have 1 year minimum terms and are cancelable thereafter upon 30 days notice and the payment of three months rent. Many leases require additional payments for taxes, insurance, maintenance and renewal options. Minimum lease commitments under terms of the leases at December 31, 1999 total approximately $4.2 million, substantially all of which would be payable in 2000. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $13.6 million, $9.0 million and $5.0 million, respectively.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In May of 1999, the Company entered a purchase and sale agreement to purchase a 157,000 square foot office building with an attached parking garage in downtown Tacoma, Washington. The aggregate purchase price of the building, parking garage and estimated tenant improvements is approximately $11.5 million. The Company currently has $500,000 on deposit with a remaining balance of $11.0 million, which is due upon closing. The Company expects to move its corporate headquarters and administrative offices to this building by the end of 2000.

   The Company has entered into lease agreements for automated Cash Dispensing Machines ("CDM") for installation in the Company's dispatch offices. The leases, which are classified as capital leases, are payable over 72 and 84 months with imputed interest rates of 6.37% and 9.02% and are secured by the CDMs.

   Cost and accumulated amortization of the CDMs are as follows at December 31, 1999:


      Cash dispensing machines...................    $  10,797
      Less accumulated amortization..............        2,120
                                                     ---------
                                                     $   8,677
                                                     =========


   Future minimum lease payments under capital leases together with the present value of the minimum lease payments as of December 31, 1999 are as follows:

      Year ended December 31:
        2000.....................................   $   1,735
        2001.....................................       1,735
        2002.....................................       1,735
        2003.....................................       1,735
        2004.....................................       1,735
        Thereafter...............................         507
                                                    ---------
      Total minimum lease payments..............        9,182
      Less imputed interest......................      (1,414)
                                                    ---------
                                                    $   7,768
                                                    =========


   The Company is, from time to time, involved in various lawsuits arising in the ordinary course of business. Although there can be no absolute assurance, in the opinion of management, these will not have a material effect on the Company's consolidated results of operations or financial condition.

RETIREMENT PLAN

   Qualifying employees may participate in a company sponsored 401(k) plan ("the Plan") and may elect to contribute up to 15% of their annual compensation to the Plan. Matching contributions are made at the discretion of the Company's Board of Directors and have been made in the form of the Company's common stock. Employees are eligible to participate in the Plan the calendar quarter following the completion of six months of service. Employees are fully vested in matching contributions made to the Plan after completing five years of service. During 1999, 1998 and 1997, the Company issued 11, 14, and 20 shares of common stock to the participating employees. The amount charged to expense under the Plan was $220, $178 and $118 for the years ended December 31, 1999, 1998 and 1997, respectively.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

VALUATION AND QUALIFYING ACCOUNTS

   Allowance for doubtful accounts activity was as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                         1999            1998           1997
                                                      ----------      ----------      ---------
   Balance, beginning of year....................     $    4,218      $    2,851      $   1,237
   Charged to expense............................         19,231           8,274          5,761
   Writeoffs, net of recoveries.................         (13,550)         (6,907)        (4,147)
                                                      ----------      ----------      ---------
   Balance, end of year..........................     $    9,899      $    4,218      $   2,851
                                                      ==========      ==========      =========


EMPLOYEE STOCK PURCHASE PLAN

   The Company has an Employee Stock Purchase Plan (the "ESPP") to provide substantially all employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of its common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible aftertax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. The ESPP expires on June 30, 2001. 900 shares of common stock have been reserved for purchase under the ESPP. During 1999, 1998 and 1997, participants purchased 98, 84 and 119 shares in the plan for cash proceeds of $1,063, $838 and $375, respectively.

STOCK COMPENSATION PLANS

   In June 1996, the Company adopted the 1996 Employee Stock Option and Incentive Plan (the "Plan"). In accounting for the Plan, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options is not less than the market price of the underlying stock at the date of grant, no compensation cost is recognized.

   The Plan states that the exercise price of each option may or may not be granted at an amount that equals the market value at the date of grant. The majority of the options vest evenly over a four year period from the date of grant and then expire if not exercised within five years from the date of grant. 4,838 shares of common stock have been reserved for issuance under terms of the Plan.

    Statement of Financial Accounting Standards No. 123, "Accounting for StockBased Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of option grants is estimated on the date of grant utilizing the BlackScholes option pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997, respectively: expected life of options of 5 years, expected volatility of 89%, 88%, and 67%, riskfree interest rates of 5.5%, 5.0% and 6.0%, and a 0% dividend yield.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

STOCK COMPENSATION PLANS (CONTINUED)

   Under the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                               1999           1998            1997
                           ---------      ---------       ---------
Net Income
         As reported       $  23,124      $  19,799       $   6,963
         Pro forma .       $  18,800      $  16,401       $   6,159

 Pro forma earnings
   per share
         Basic .....       $    0.44      $    0.39       $    0.15
         Diluted ...       $    0.43      $    0.38       $    0.15

   The following table summarizes stock option activity:


                                                                      YEAR ENDED DECEMBER 31,
                                                   1999                         1998                      1997
                                            --------------------          -----------------       --------------------


                                                           (1)                         (1)                        (1)
                                            Shares        Price           Shares      Price       Shares         Price
                                            ------        -----           ------      -----       ------         -----

Outstanding at beginning of year.....        3,267      $    7.32         3,049     $   4.65       1,406     $    3.62
Granted..............................        2,118      $   14.91         1,173     $  12.96       1,914     $    5.54
Exercised............................        (868)      $    4.66          (421)    $   3.36        (110)    $    2.57
Canceled.............................        (992)      $   10.94          (534)    $   8.73        (161)    $    3.35
                                             ----       ---------          ----     --------        ----     ---------
Outstanding at end of year...........        3,525      $   10.85         3,267     $   7.32       3,049     $    4.65
                                             =====      =========         =====     ========       =====     =========

Exercisable at end of year...........          996      $    7.58           858     $   4.42         716     $    3.10
                                             =====      =========         =====     ========       =====     =========
Weighted average fair value of options
ganted...............................                   $   10.37                   $   9.39                 $    5.24
                                                        =========                   ========                 =========


   (1) Weighted average exercise price.

   At December 31, 1999, 758 shares of the Company's common stock were available for future grant under the Company's stock option plan.

                       LABOR READY, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

STOCK COMPENSATION PLANS (CONTINUED)

   Information relating to stock options outstanding and exercisable at December 31, 1999 is as follows:


                                               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                         ----------------------------------------        -----------------------------
                                              WEIGHTED              WEIGHTED                             WEIGHTED
      RANGE OF           NUMBER          AVERAGE CONTRACTUAL     AVERAGE EXERCISE         NUMBER          AVERAGE
       PRICES          OUTSTANDING              LIFE                  PRICE              EXERCISABLE    EXERCISE PRICE
    ------------       -----------       -------------------     ----------------        -----------    --------------
    $1.47- 7.00             843                 2.17                   3.85                   396            3.84
     7.01-14.00           1,510                 3.31                  10.23                   559            9.59
    14.01-20.63           1,172                 4.13                  16.67                    41           16.32
                       -----------                                                       -----------
    $1.47-20.63           3,525                 3.31                 $10.85                   996           $7.58
                       ===========                                                       ===========