Form 10-Q
period 2000-03-31
LABOR READY INC
filed 2000-05-12
CIK 768899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

--------------------------------------------------------------------------------



     As of April 28, 2000, the Registrant had 42,770,548 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                LABOR READY, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Item 1.  Consolidated Balance Sheets
                  March 31, 2000 and December 31, 1999.........................................................2

                  Consolidated Statements of Income
                  Thirteen Weeks Ended
                  March 31, 2000 and April 2, 1999.............................................................4

                  Consolidated Statements of Cash Flows
                  Thirteen Weeks Ended
                  March 31, 2000 and April 2, 1999.............................................................5

                  Notes to Consolidated Financial Statements...................................................6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................9

         Item 3.  Qualitative and Quantitative Disclosures
                  About Market Risk...........................................................................13

PART II.   OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................................................14


         Signatures...........................................................................................15

-------------------------------------------------------------------------------
                            Page 1

                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                                               (UNAUDITED)
                                                                                MARCH 31,                  DECEMBER 31,
                                                                                   2000                        1999
                                                                            -------------------         ------------------
CURRENT ASSETS:
     Cash and cash equivalents.........................................          $   27,637               $    16,845
     Accounts receivable, less allowance for doubtful accounts
      of $8,089 and $9,899.............................................              81,632                    93,716
     Workers' compensation deposits and credits........................               5,205                     4,955
     Prepaid expenses and other........................................               8,188                     9,310
     Income tax receivable.............................................               4,232                     2,004
     Deferred income taxes.............................................               7,339                     8,101
                                                                            -------------------         ------------------
      Total current assets.............................................             134,233                   134,931
                                                                            -------------------         ------------------
PROPERTY AND EQUIPMENT:
     Buildings and land ...............................................               6,762                     6,298
     Computers and software............................................              26,382                    23,709
     Cash dispensing machines..........................................              12,456                    10,797
     Furniture and equipment...........................................                 769                       766
                                                                            -------------------         ------------------
                                                                                     46,369                    41,570
     Less accumulated depreciation ....................................              12,596                    10,838
                                                                            -------------------         ------------------
      Property and equipment, net......................................              33,773                    30,732
                                                                            -------------------         ------------------
OTHER ASSETS:
      Restricted cash..................................................               2,027                     2,027
     Deferred income taxes.............................................               6,968                     6,743
     Other assets......................................................                 561                        48
                                                                            -------------------         ------------------
      Total other assets...............................................               9,556                     8,818
                                                                            -------------------         ------------------
     Total assets......................................................          $  177,562               $   174,481
                                                                            -------------------         ------------------
                                                                            -------------------         ------------------



          See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
                                  Page 2

                                LABOR READY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    (UNAUDITED)
                                                                                      MARCH 31,             DECEMBER 31,
                                                                                        2000                    1999
                                                                                 -----------------      -----------------
CURRENT LIABILITIES:
     Accounts payable........................................................     $         14,764       $        11,756
     Accrued wages and benefits..............................................                9,160                 8,531
     Current portion of workers' compensation claims reserve.................               13,422                15,732
     Current portion of capital lease obligations............................                1,511                 1,178
                                                                                 -----------------      -----------------
      Total current liabilities.............................................                38,857                37,197
                                                                                 -----------------      -----------------
LONG-TERM LIABILITIES:
     Capital lease obligations...............................................                7,638                 6,590
     Workers' compensation claims reserve....................................               22,581                19,558
                                                                                 -----------------      -----------------
      Total long-term liabilities............................................               30,219                26,148
                                                                                 -----------------      -----------------
      Total liabilities......................................................               69,076                63,345
                                                                                 -----------------      -----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.131 par value, 20,000 shares authorized;
     6,486 shares issued and outstanding.....................................                  854                   854
     Common stock, no par value, 100,000 shares authorized;
     42,756 and 42,802 shares issued and outstanding.........................               62,614                62,928
     Retained earnings.......................................................               45,018                47,354
                                                                                 -----------------      -----------------
      Total shareholders' equity.............................................              108,486               111,136
                                                                                 -----------------      -----------------
      Total liabilities and shareholders' equity.............................     $        177,562       $       174,481
                                                                                 -----------------      -----------------
                                                                                 -----------------      -----------------


          See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
                                  Page 3

                                LABOR READY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THIRTEEN WEEKS ENDED
                                                               --------------------------------
                                                                 MARCH 31,            APRIL 2,
                                                                    2000                1999
                                                               --------------       -----------
Revenues from services.......................................      $  193,450       $   156,933
   Cost of services..........................................         134,736           105,907
                                                               --------------       -----------
Gross profit.................................................          58,714            51,026

   Selling, general and administrative expenses..............          60,767            42,662
   Depreciation and amortization.............................           1,765               676
                                                               --------------       -----------
Income (loss) from operations................................          (3,818)            7,688

Interest income, net.........................................               8                18
                                                               --------------       -----------
Income (loss) before taxes and cumulative effect of accounting
 change.......................................................         (3,810)            7,706

Taxes (benefit) on income (loss).............................          (1,491)            3,019
                                                               --------------       -----------
Income (loss) before cumulative effect of accounting change..          (2,319)            4,687

Cumulative effect of accounting change, net of income tax
benefit of $897..............................................              --            (1,453)
                                                               --------------       -----------
Net income (loss)............................................      $   (2,319)      $     3,234
                                                               --------------       -----------
                                                               --------------       -----------
Basic income (loss) per common share:
   Income (loss) before cumulative effect of
   accounting change.........................................      $    (0.05)      $      0.11
   Cumulative effect of accounting change, net...............              --             (0.03)
                                                               --------------       -----------
Net income (loss)............................................      $    (0.05)      $      0.08
                                                               --------------       -----------
                                                               --------------       -----------
Diluted income (loss) per common share:
   Income (loss) before cumulative effect of
   accounting change.........................................      $    (0.05)      $      0.10
                                                               --------------       -----------
   Cumulative effect of accounting change, net...............              --             (0.03)
                                                               --------------       -----------
   Net income (loss).........................................      $    (0.05)      $      0.07
                                                               --------------       -----------
                                                               --------------       -----------
Weighted average shares outstanding:
   Basic.....................................................          42,818            42,044
                                                               --------------       -----------
                                                               --------------       -----------
   Diluted...................................................          42,818            43,469
                                                               --------------       -----------
                                                               --------------       -----------


          See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
                                  Page 4

                                LABOR READY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                   (UNAUDITED)

                                                                                           THIRTEEN WEEKS ENDED
                                                                                  ---------------------------------------
                                                                                        MARCH 31,            APRIL 2,
                                                                                          2000                 1999
                                                                                  ------------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................................    $          (2,319)     $          3,234
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization..............................................                1,765                   672
   Provision for doubtful accounts............................................                2,935                 2,751
   Deferred income taxes......................................................                  537                (2,615)
   Cumulative effect of accounting change.....................................                   --                 2,350
Changes in operating assets and liabilities
   Accounts receivable........................................................                9,149                (1,839)
   Workers' compensation deposits and credits.................................                 (250)               (1,907)
   Prepaid expenses and other.................................................                1,122                (1,918)
   Accounts payable...........................................................                  339                (1,406)
   Accrued wages and benefits.................................................                  629                  (116)
   Income taxes...............................................................               (2,194)                   357
   Workers' compensation claims reserve.......................................                  713                    942
                                                                                  ------------------     ----------------
Net cash provided by operating activities.....................................               12,426                   505
                                                                                  ------------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................................               (3,125)               (3,021)
   Additions to other assets..................................................                 (520)                 (521)
                                                                                  ------------------     ----------------
Net cash used in investing activities.........................................               (3,645)               (3,542)
                                                                                  ------------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds on short term borrowing.......................................                2,702                    --
   Proceeds from options and warrants exercised...............................                   22                 1,370
   Proceeds from sale of stock through employee benefit plans.................                  564                   206
   Purchase and retirement of common stock....................................                 (934)                    --
   Payments on capital lease obligations......................................                 (293)                 (181)
   Preferred stock dividends paid.............................................                  (43)                    --
                                                                                  ------------------     ----------------
Net cash provided by financing activities.....................................                2,018                 1,395
   Effect of exchange rates on cash...........................................                   (7)                  (55)
                                                                                  ------------------     ----------------
Net increase (decrease) in cash and cash equivalents..........................               10,792                (1,697)
CASH AND CASH EQUIVALENTS, beginning of period................................               16,845                25,940
                                                                                  ------------------     ----------------
CASH AND CASH EQUIVALENTS, end of period......................................    $          27,637      $         24,243
                                                                                  ------------------     ----------------
                                                                                  ------------------     ----------------



          See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------
                                  Page 5

-------------------------------------------------------------------------------

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Labor Ready, Inc.'s ("the Company") 1999 annual report on Form 10-K. Certain amounts in the consolidated balance sheet at December 31, 1999 have been reclassified to conform to the 2000 presentation. The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the thirteen week period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

WORKERS' COMPENSATION

The Company provides workers' compensation insurance to its temporary workers and regular employees. For workers' compensation claims originating in the majority of states (the 45 non-monopolistic states), the Company has purchased a deductible insurance policy. Under terms of the policy, the Company's workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company. Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company. In 1997, the per occurrence deductible amount was $250,000 per claim, to an aggregate maximum of $11.60 per $100 of temporary worker payroll, or $18.8 million. For claims arising in 1998, 1999 and 2000, the per occurrence deductible amount was increased to $350,000 and the maximum aggregate stop-loss limit was reduced to $10.41 per $100 of temporary worker payroll, or $45.6 and $31.7 million for the years ended December 31, 1999 and 1998 and $10.4 million for the thirteen weeks ended March 31, 2000

For claims arising in years prior to 1997, the Company has insured all losses with independent insurance companies unrelated to the Company. The difference between the discounted maximum aggregate stop-loss limit for claims arising in all periods prior to March 31, 2000, and the total of claims paid and reserved for in the Company's financial statements for the same periods is $11.5 million. This amount represents the discounted maximum additional exposure, net of tax, to the Company before its maximum aggregate stop-loss limits are met.

The Company establishes its reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of March 31, 2000 and December 31, 1999, are workers' compensation claims reserves in the non-monopolistic states of $35.6 million and $34.7 million and in the monopolistic states of $0.4 million and $0.7 million, respectively. The claims reserves were computed using a discount rate of 6.0% at March 31, 2000 and December 31, 1999.

Workers' compensation expense totaling $10.0 million, and $5.6 million was recorded as a component of cost of services in each of the thirteen weeks ended March 31, 2000 and April 2, 1999.

For the 1997 and 1998 program years, the Company is required to provide collateral in the amount of the maximum aggregate stop-loss limits, less claims paid to date. The Company has provided approximately 50% of the required collateral in the form of a surety bond, and 50% in letters of credit. Accordingly, at March 31, 2000, $14.5 million of the collateral was satisfied with surety bonds and $12.6 million was satisfied with letters of credit for the 1997 and 1998 program years.


-------------------------------------------------------------------------------
                                  Page 6

-------------------------------------------------------------------------------

The Company has a deductible insurance policy for the non-monopolistic states covering the years ended 1999 and 2000. The policy includes substantially the same terms and limitations as the 1998 policy described above except that the required collateral was reduced to an amount equal to 60% of claims reserves. Collateral for the 1999 and 2000 program years consists of 50% letters of credit and 50% surety bond. Accordingly, as of March 31, 2000, the Company has provided the insurance carrier with a letter of credit totaling $12.0 million and a surety bond for $12.6 million. Subsequent to quarter end, the Company increased the letter of credit by $5.0 million and the surety bond by $10.0 million for the 2000 program year. The Company anticipates that the letters of credit required by the insurance carrier will increase by $5.0 million over the balance of the year, while the surety bonds should remain constant for the 2000 program year.

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

For workers' compensation claims originating in the United Kingdom, the Company has purchased an employers' liability insurance policy. This policy carries a 10 million GBP limit.

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

SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                      (AMOUNTS IN THOUSANDS)
                                                                                       THIRTEEN WEEKS ENDED
                                                                                -----------------------------------
                                                                                    MARCH 31,            APRIL 2,
                                                                                      2000                 1999
                                                                                 --------------        ------------
Cash paid during the period for:
   Interest ...........................................................            $       203         $        160

   Income taxes .......................................................            $       169         $      4,334

Non-cash investing and financing activities:
   Tax benefits related to stock options...............................            $        34         $      1,359

   Assets acquired with capital lease obligations......................            $     1,674         $      2,309

   Accrued preferred stock dividends...................................            $        11         $         --


-------------------------------------------------------------------------------
                                  Page 7

-------------------------------------------------------------------------------

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

Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share amounts):

                                                                              THIRTEEN WEEKS ENDED
                                                                       ---------------------------------
                                                                          MARCH 31,           APRIL 2,
                                                                            2000                1999
                                                                       ----------------   --------------
     Basic:
        Net income (loss)....................................          $        (2,319)   $        3,234
        Less preferred stock dividends.......................                      (11)              (11)
                                                                       ----------------   --------------
        Income (loss) allocable to common shareholders.......          $        (2,330)   $        3,223
                                                                       ----------------   --------------
         Weighted average shares outstanding.................                   42,818            42,044
                                                                       ----------------   --------------
        Net income (loss) per share..........................          $         (0.05)   $         0.08
                                                                       ----------------   --------------
                                                                       ----------------   --------------
     Diluted:
        Income (loss) allocable to common shareholders.......          $       (2,330)    $        3,223
                                                                       ----------------   --------------

        Weighted average shares outstanding..................                   42,818            42,044
        Plus options to purchase common stock outstanding at
          end of period......................................                       --             4,323
        Less shares assumed repurchased......................                       --            (2,898)
                                                                       ----------------   --------------
        Weighted average shares outstanding, including
          dilutive effect of options.........................                   42,818            43,469
                                                                       ----------------   --------------
        Net income (loss) per share..........................          $         (0.05)   $         0.07
                                                                       ----------------   --------------
                                                                       ----------------   --------------


COMMITMENTS

During the thirteen weeks ended March 31, 2000, the Company entered into an agreement to lease approximately 200 automated Cash Dispensing Machines ("CDMs") for installation in the Company's dispatch offices opened in 2000. The fair market value of the CDMs at inception of the lease was approximately $3.0 million. The lease is payable over 60 months with an imputed interest rate of 6.43% and a residual payment equal to 20% of the CDMs' original cost. The lease is secured by the CDMs. During the thirteen weeks ended March 31, 2000, the Company installed approximately 143 of the CDMs in its new dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $1.6 million with future minimum lease payments over the next 5 years of approximately $0.3 million per year.

In May of 1999, the Company entered into a purchase and sale agreement to purchase a 157,000 square foot office building with an attached parking garage in downtown Tacoma, Washington. The aggregate purchase price of the building, parking garage and estimated tenant improvements is approximately $11.5 million. The Company currently has $0.5 million on deposit with a remaining balance of $11.0 million, which will be disbursed by the end of the year. The Company expects to move its corporate headquarters and administrative offices to this building by the end of 2000.



-------------------------------------------------------------------------------
                                  Page 8

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Form 10-Q, including statements about the Company's revenue growth, the demand for temporary labor and its plans for opening new offices, are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. As such, these forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to (1) the Company's ability to manage and continue its rapid growth,
(2) economic conditions in its key market areas, and (3) other risks as set forth in the Company's Form 10-K for the year ended December 31, 1999. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

OVERVIEW

Labor Ready is the nation's leading provider of temporary manual labor. The Company's customers are primarily in the freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses. The Company has grown from eight dispatch offices in 1991 to 830 dispatch offices at March 31, 2000. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising. The Company's annual revenues have grown from approximately $6 million in 1991 to $851 million in 1999 and $193 million for the thirteen weeks ended March 31, 2000. This revenue growth has been generated both by opening new dispatch offices in markets throughout the U.S., Canada, United Kingdom and Puerto Rico and by continuing to increase sales at existing dispatch offices.

The Company opened 143 dispatch offices during the first thirteen weeks of 2000 and expects to open approximately 57 additional dispatch offices in the second quarter. The average cost of opening each new dispatch office in 2000 was approximately $45,000. Approximately, $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs which are expensed and the remaining $32,000 is included in property and equipment and includes computer systems and other equipment related costs, leasehold improvements and a cash dispensing machine and related equipment. The cost of opening a new dispatch office includes management training, the installation of computer and other office systems and a CDM. Further, once open, the Company invests additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally within six months. The Company pays its temporary workers on a daily basis, and bills its customers weekly. Consequently, the Company may experience significant negative cash flow from operations and investment activities during periods of high growth and may require additional sources of working capital in order to continue to grow.

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


-------------------------------------------------------------------------------
                                  Page 9

-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

The following table compares the operating results of the Company for the thirteen weeks ended March 31, 2000 and April 2, 1999 (in thousands):


                                                                                THIRTEEN WEEKS ENDED
                                                                   -------------------------------------------------
                                                                    MARCH 31,          PERCENT            APRIL 2,
                                                                       2000            CHANGE               1999
                                                                   -------------------------------------------------

              Revenues from services........................        $     193,450           23.3          $  156,933
              Cost of services..............................              134,736           27.2             105,907
              Selling, general and administrative expenses..               60,767           42.4              42,662
              Depreciation and amortization.................                1,765          161.1                 676
              Interest income, net..........................                    8          (55.6)                 18
              Income (loss) before taxes and cumulative
              effect of change in accounting principle......               (3,810)        (149.4)              7,706
              Net income (loss).............................        $      (2,319)        (171.7)         $    3,234


THIRTEEN WEEKS ENDED MARCH 31, 2000 COMPARED TO THIRTEEN WEEKS ENDED APRIL 2,
 1999
   DISPATCH OFFICES
   The number of offices grew to 830 for the thirteen weeks ended March 31, 2000 from 687 locations at December 31, 1999, a net increase of 143 dispatch offices, or 20.8%. During the thirteen weeks ended April 2, 1999, the number of offices grew to 652 from 486 locations at December 31, 1998, a net increase of 166 dispatch offices, or 34.2%. The Company plans to open an additional 57 offices in the second quarter of 2000 and 200 additional offices in 2001. The approximate aggregate costs of opening the 143 and 166 additional offices in the first quarter were $6.4 million in 2000 and $7.5 million in 1999, for an average cost of $45,000 per office for both periods.

   REVENUES FROM SERVICES
   The increase in revenues is due primarily to the increase in the number of dispatch offices and a slight increase in the average bill rate. Included in revenues from services for the thirteen weeks ended March 31, 2000 and April 2, 1999 are CDM fees of $1.7 million and $1.2 million.

   COST OF SERVICES
   The increase in cost of services is directly related to the corresponding increase in revenues. Cost of services were 69.7% of revenue for the thirteen weeks ended March 31, 2000 compared to 67.5% of revenue for the same period in 1999, an increase of 2.2% of revenue. The increase as a percentage of revenue is mainly due to a one time benefit received, in the first quarter of 1999, for several changes made to the workers' compensation program. Fluctuations in cost of services may be expected as the Company pursues further aggressive growth.


-------------------------------------------------------------------------------
                                  Page 10

-------------------------------------------------------------------------------

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   The increase in selling, general and administrative expenses is largely due to the 23.3% increase in revenues from 1999 to 2000. Selling, general and administrative expenses were 31.4% of revenues for the first quarter of 2000 as compared to 27.2% of revenues in the first quarter of 1999. The increase in selling, general and administrative expenses as a percentage of revenue in the first quarter of 2000 is due mainly to an increase in staffing costs of approximately 2.0% of revenue over the same quarter a year ago and an increase in advertising costs. The increase in staffing costs is a result of the addition of 178 offices from a year ago, as well as rehiring and training sales representatives to support future growth. Advertising costs increased due to the launch of the national advertising campaign, which was initiated in the first quarter of 2000. Included in selling, general and administrative expense for the thirteen weeks ended March 31, 2000 and April 2, 1999 are CDM related expenses of $0.4 million and $0.5 million.

   The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time adjusts its staffing at the dispatch offices and upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

   DEPRECIATION AND AMORTIZATION EXPENSE
   The increase in quarterly depreciation and amortization expense is primarily the result of the addition of $14.7 million of property and equipment since the first quarter of 1999. These additions primarily include CDMs, computer equipment, software, and other equipment needed for the new offices opened in the first quarter and to expand the Company's data processing capabilities to accommodate this growth. Beginning in 1999, SOP 98-5 requires the Company to expense as incurred, pre-opening costs for new dispatch offices, and recognize as a cumulative effect of a change in accounting principle, a one-time charge for the unamortized balance of pre-opening costs. Prior to the change, the Company had capitalized pre-opening costs and amortized them over two years. Included in depreciation and amortization expense for the thirteen weeks ended March 31, 2000 and April 2, 1999 are depreciation on CDMs of $0.4 million and $0.3 million.

   INTEREST INCOME, NET
   The decrease in net interest income was the result of increases in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1999 and a decline in market interest rates on invested cash balances. Additionally, the Company had cash balances of approximately $12.4 million held in the CDMs at March 31, 2000 compared to $13.3 million at April 2, 1999.

   The Company expects to incur interest expense during the balance of 2000 as its cash demands will increase during its busiest time of year, which will result in increased borrowing on the Company's line of credit. Additionally, cash balances held in the CDMs for payment of temporary worker payrolls will continue to reduce cash available for investing.

   TAXES (BENEFIT) ON INCOME (LOSS)
   The increase in the tax benefit for the quarter is commensurate with the decrease in income from operations on a quarter over quarter basis. The Company's effective tax rate was 39.1% in the first quarter of 2000 as compared to 39.2% for the same period in 1999. The decrease in the effective rate was primarily due to reductions in the Company's expected state income tax rates. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate results from state income taxes and certain non-deductible expenses.

   The Company had a net deferred tax asset of approximately $14.3 million at March 31, 2000, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

   NET INCOME (LOSS)
   As a percentage of revenues from services, the net loss was (1.2)% for the first quarter of 2000, which compares to 2.1% for the first quarter of 1999, a decrease of 3.3%. This decrease in net income as a percentage of revenue was related to the increase in cost of services and selling, general and administrative expenses as a percentage of sales.


-------------------------------------------------------------------------------
                                  Page 11

-------------------------------------------------------------------------------

   LIQUIDITY AND CAPITAL RESOURCES
   Net cash provided by operating activities was $12.4 million for the period ended March 31, 2000 compared to $0.5 million for the period ended April 2, 1999. The increase in cash provided by operations for the thirteen weeks ended March 31, 2000, is largely due to the increase in the collection of accounts receivable and a decrease in prepaid expenses, offset by the net loss for the quarter and an increase in income taxes receivable.

   The Company used net cash in investing activities of $3.6 million in the first quarter of 2000, compared to $3.5 million in the first quarter of 1999. The increase in cash used in investing activities in 2000 as compared to 1999 is due primarily to an increase in the Company's internal software development costs to accommodate the growth in dispatch offices and the development of a new web site, which allows customers to order workers online and to review and analyze invoices. The Company's cash used for capital expenditures in 2000 and 1999 include property and equipment acquired other than through capital lease.

   Net cash provided by financing activities was $2.0 million for the period ended March 31, 2000 and $1.4 million for the period ended April 2, 1999. The increase in cash provided by financing activities in 2000 as compared to 1999 is due mainly to the increase in net proceeds on short term borrowings offset by the purchase and retirement of common stock of $0.9 million.

   In February 1999, the Company entered into a line of credit agreement with U.S. Bank. The agreement allows the Company to borrow up to the lesser of $60 million or 80% of eligible accounts receivable, as defined by the bank, with interest at the lesser of the bank's prime rate or the London Inter-Bank Offering Rate (LIBOR) plus 1.25%. The line of credit is secured primarily by the Company's accounts receivable and is due in full on June 30, 2001. The line of credit agreement requires that the Company maintain certain minimum net worth and working capital amounts and ratios. The Company was in compliance with the requirements at March 31, 2000.

   As discussed further in the notes to the consolidated financial statements, the Company is required by the workers' compensation program to collateralize a portion of its workers' compensation liability with irrevocable letters of credit. At March 31, 2000, the Company had provided its insurance carriers with letters of credit totaling $24.6 million. The letters of credit bear fees of 0.75% per year and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at March 31, 2000, the Company did not have an outstanding balance on the line-of-credit, $24.6 million was committed by the letters of credit and $35.4 million was available for borrowing. Subsequent to quarter end, the letters of credit increased to $29.6 million leaving $30.4 million available for borrowing.

   During the first quarter of 2000, the Company entered into a tentative agreement to lease approximately 200 automated CDMs for installation in the Company's dispatch offices opened in 2000. The fair market value of the CDMs at inception of the lease is approximately $3.0 million. The lease is payable over 60 months with an imputed interest rate of 6.43% and a residual payment equal to 20% of the CDMs' original cost. The lease is secured by the CDMs. During the thirteen weeks ended March 31, 2000, the Company installed approximately 143 CDMs in dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $1.6 million with future minimum lease payments over the next 5 years of approximately $0.3 million per year.

   Included in cash and cash equivalents at March 31, 2000, is approximately $12.4 million as compared to $13.3 million at April 2, 1999, of cash which is located in the CDMs for payment of temporary worker payrolls.

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

   INFORMATION PROCESSING SYSTEMS AND THE YEAR 2000

   We are exposed to the risk that the Year 2000 Issue could disrupt our operations. However, as discussed in prior filings, we undertook certain planning and implementation efforts. We did not experience any significant system failures at the turning of the new millennium. We presently believe that the Year 2000 Issue has been mitigated. The amounts incurred and expensed for developing and carrying out the plans to complete the Year 2000 modifications did not have a material effect on our operations.


-------------------------------------------------------------------------------
                                  Page 11

-------------------------------------------------------------------------------

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. At March 31, 2000, our purchased investments have maturities of less than 90 days. As such, an increase in interest rates immediately and uniformly by 10% from levels at March 31, 2000 would not have a material affect upon our cash and cash equivalent balances. Because of the relative short maturities of the investments we hold, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its cash and cash equivalents portfolio.

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



-------------------------------------------------------------------------------
                                  Page 13

-------------------------------------------------------------------------------

PART II.   OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS:

                  THE FOLLOWING EXHIBIT IS BEING FILED AS A PART OF THIS REPORT:

                  EXHIBIT NO.       DESCRIPTION

                  27. Financial Data Schedule as of March 31, 2000 and for the thirteen week period then ended.

                  27.1 Financial Data Schedule as of April 2, 1999 and for the thirteen week period then ended.



         (b)  REPORTS ON FORM 8-K

                  None.




-------------------------------------------------------------------------------
                                  Page 14

-------------------------------------------------------------------------------

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT:       LABOR READY, INC.


By:      /s/ Glenn A. Welstad                                 May 12, 2000
         -----------------------------------                  ------------
         Glenn A. Welstad                                     Date
         Chairman of the Board, Chief Executive
         Officer and President


By:      /s/ Joseph P. Sambataro, Jr.                          May 12, 2000
         -----------------------------------                  -------------
         Joseph P. Sambataro, Jr.                             Date
         Executive Vice President,
         Chief Financial Officer, Treasurer
         and Assistant Secretary




-------------------------------------------------------------------------------
                                  Page 15