Form 10-Q
period 2000-06-30
LABOR READY INC
filed 2000-08-14
CIK 768899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

--------------------------------------------------------------------------------



     As of August 7, 2000 the Registrant had 41,836,921 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                LABOR READY, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

       Item 1.  Consolidated Balance Sheets
                June 30, 2000 and December 31, 1999............................2

                Consolidated Statements of Income
                Thirteen and Twenty-Six Weeks Ended
                June 30, 2000 and July 2, 1999.................................4

                Consolidated Statements of Cash Flows
                Twenty-Six Weeks Ended
                June 30, 2000 and July 2, 1999.................................5

                Notes to Consolidated Financial Statements.....................6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..................9

       Item 3.  Qualitative and Quantitative Disclosures
                About Market Risk.............................................15

PART II.   OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K..............................15


       Signatures.............................................................16


--------------------------------------------------------------------------------

                                                 LABOR READY, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                   IN THOUSANDS

                                                      ASSETS


                                                                               (UNAUDITED)
                                                                                 JUNE 30,                  DECEMBER 31,
                                                                                   2000                        1999
                                                                           ------------------------       ------------------
CURRENT ASSETS:
     Cash and cash equivalents.........................................          $           22,632          $        16,845
     Accounts receivable, less allowance for doubtful accounts
      of $7,415 and $9,899.............................................                      97,403                   93,716
     Workers' compensation deposits and credits........................                       4,497                    4,955
     Prepaid expenses and other........................................                       7,125                    9,310
     Income tax receivable.............................................                       2,574                    2,004
     Deferred income taxes.............................................                       7,609                    8,101
                                                                           -------------------------      -------------------
      Total current assets.............................................                     141,840                  134,931
                                                                           -------------------------      -------------------
PROPERTY AND EQUIPMENT:
     Buildings and land ...............................................                       7,133                    6,298
     Computers and software............................................                      28,223                   23,709
     Cash dispensing machines..........................................                      12,664                   10,797
     Furniture and equipment...........................................                       1,557                      766
                                                                           -------------------------      -------------------
                                                                                             49,577                   41,570
     Less accumulated depreciation ....................................                      14,408                   10,838
                                                                           -------------------------      -------------------
      Property and equipment, net......................................                      35,169                   30,732
                                                                           -------------------------      -------------------

OTHER ASSETS:
     Restricted cash...................................................                       2,842                    2,027
     Deferred income taxes.............................................                       7,899                    6,743
     Other assets......................................................                         494                       48
                                                                           -------------------------      -------------------
      Total other assets...............................................                      11,235                    8,818
                                                                           -------------------------      -------------------
     Total assets......................................................         $           188,244          $       174,481
                                                                           -------------------------      -------------------
                                                                           -------------------------      -------------------


          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                                                 LABOR READY, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                      IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)

                                       LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                  (UNAUDITED)
                                                                                    JUNE 30,             DECEMBER 31,
                                                                                     2000                    1999
                                                                              --------------------     -----------------
CURRENT LIABILITIES:
     Accounts payable........................................................     $         16,235       $        11,756
     Accrued wages and benefits..............................................               10,685                 8,531
     Current portion of workers' compensation claims reserve.................               13,790                15,732
     Current debt and capital lease obligations..............................                3,659                 1,178
                                                                                  -----------------      ----------------
      Total current liabilities.............................................                44,369                37,197
                                                                                  -----------------      ----------------
LONG-TERM LIABILITIES:
     Capital lease obligations...............................................                7,458                 6,590
     Workers' compensation claims reserve....................................               25,639                19,558
                                                                                  -----------------      ----------------
      Total long-term liabilities............................................               33,097                26,148
                                                                                  -----------------      ----------------
      Total liabilities......................................................               77,466                63,345
                                                                                  -----------------      ----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.131 par value, 20,000 shares authorized;
     6,486 shares issued and outstanding.....................................                  854                   854
     Common stock, no par value, 100,000 shares authorized;
     42,790 and 42,802 shares issued and outstanding.........................               62,804                62,928
     Retained earnings.......................................................               47,120                47,354
                                                                                  -----------------      ----------------
      Total shareholders' equity.............................................              110,778               111,136
                                                                                  -----------------      ----------------
      Total liabilities and shareholders' equity.............................     $        188,244       $       174,481
                                                                                  -----------------      ----------------
                                                                                  -----------------      ----------------

          See accompanying notes to consolidated financial statements.




--------------------------------------------------------------------------------

                                            LABOR READY, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                 IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)
                                               (UNAUDITED)

                                                                  THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                              -----------------------------     ----------------------------
                                                                JUNE 30,        JULY 2,            JUNE 30,       JULY 2,
                                                                  2000           1999                2000          1999
                                                              -------------- --------------     --------------- ------------
Revenues from services.......................................      $ 242,080       $ 207,369          $ 435,530     $ 364,302
   Cost of services..........................................        167,720         143,240            302,456       249,147
                                                                 ------------ ---------------    --------------- -------------
Gross profit.................................................         74,360          64,129            133,074       115,155
   Selling, general and administrative expenses..............         68,928          50,062            129,695        92,724
   Depreciation and amortization.............................          1,811           1,084              3,576         1,760
                                                                 ------------ ---------------    --------------- -------------
Income (loss) from operations................................          3,621          12,983               (197)       20,671
Interest expense, net........................................            178              99                170            81
                                                                 ------------ ---------------    --------------- -------------
Income (loss) before taxes and cumulative effect of accounting
change.......................................................          3,443          12,884               (367)       20,590
Taxes (benefit) on income (loss).............................          1,272           5,015               (219)        8,034
                                                                 ------------ ---------------    --------------- -------------
Income (loss) before cumulative effect of accounting change..          2,171           7,869               (148)       12,556
Cumulative effect of accounting  change, net of income tax
benefit of $897..............................................             --              --                --         (1,453)
                                                                 ------------ ---------------    --------------- -------------
Net income (loss)............................................          2,171          $ 7,869              (148)    $  11,103
                                                                 ============ ===============    =============== =============
Basic income per common share:
   Income before cumulative effect of accounting change......        $  0.05         $  0.19           $  (0.00)    $    0.29
   Cumulative effect of accounting change, net...............             --              --                 --          (.03)
                                                                 ------------ ---------------    --------------- -------------
Net income...................................................        $  0.05         $  0.19           $  (0.00)    $    0.26
                                                                 ============ ===============    =============== =============
Diluted income per common share:
   Income before cumulative effect of accounting change......        $  0.05         $  0.18           $  (0.00)    $    0.28
   Cumulative effect of accounting change, net...............             --              --                 --          (.03)
                                                                 ------------ ---------------    --------------- -------------
   Net income................................................        $  0.05         $  0.18           $  (0.00)    $    0.25
                                                                 ============ ===============    =============== =============
Weighted average shares outstanding:
   Basic.....................................................         42,779          42,506             42,799        42,277
                                                                 ============ ===============    =============== =============
   Diluted...................................................         43,093          44,401             42,799        43,875
                                                                 ============ ===============    =============== =============


          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                                                 LABOR READY, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   IN THOUSANDS

                                                    (UNAUDITED)

                                                                                           TWENTY-SIX WEEKS ENDED
                                                                                 -----------------------------------------
                                                                                    JUNE 30, 2000         JULY 2, 1999
                                                                                 ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................................    $            (148)     $           11,103
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization..............................................                3,577                   1,760
   Provision for doubtful accounts............................................                7,039                   4,212
   Deferred income taxes......................................................                 (664)                 (2,711)
   Cumulative effect of accounting change.....................................                   --                   2,350
Changes in operating assets and liabilities
   Accounts receivable........................................................              (10,726)                (27,763)
   Workers' compensation deposits and credits.................................                  458                  (1,880)
   Prepaid expenses and other.................................................                2,185                  (4,543)
   Accounts payable...........................................................                3,084                  (3,416)
   Accrued wages and benefits.................................................                2,154                    (194)
   Income taxes...............................................................                 (131)                   (703)
   Workers' compensation claims reserve.......................................                4,139                   2,640
                                                                                  ------------------     -------------------
Net cash provided by (used in) operating activities...........................               10,967                 (19,145)
                                                                                  ------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................................               (6,139)                 (7,004)
   Additions to restricted cash...............................................                 (815)                 (1,044)
   Additions to intangibles and other assets..................................                 (453)                    334
                                                                                  ------------------     -------------------
Net cash used in investing activities.........................................               (7,407)                 (7,714)
                                                                                  ------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds on short term borrowing.......................................                3,496                  14,312
   Proceeds from options and warrants exercised...............................                  646                   3,605
   Proceeds from sale of stock through employee benefit plans.................                  673                     365
   Proceeds from sale of stock through 401(k) plan............................                  186                     146
   Purchase and retirement of common stock....................................               (2,068)                    --
   Payments on capital lease obligations......................................                 (598)                   (391)
   Preferred stock dividends paid.............................................                  (43)                    --
                                                                                  ------------------     -------------------
Net cash provided by financing activities.....................................                2,292                  18,037
   Effect of exchange rates on cash...........................................                  (65)                     24
                                                                                  ------------------     -------------------
Net increase (decrease) in cash and cash equivalents..........................                5,787                  (8,798)
CASH AND CASH EQUIVALENTS, beginning of period................................               16,845                  25,940
                                                                                  ------------------     -------------------

CASH AND CASH EQUIVALENTS, end of period......................................    $          22,632      $           17,142
                                                                                  ------------------     -------------------
                                                                                  ------------------     -------------------


          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

ITEM 1            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Labor Ready, Inc.'s ("the Company") 1999 annual report on Form 10-K. Certain amounts in the consolidated balance sheet at December 31, 1999 have been reclassified to conform to the 2000 presentation. The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the twenty-six week period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

WORKERS' COMPENSATION

The Company provides workers' compensation insurance to its temporary workers and regular employees. For workers' compensation claims originating in the majority of states (the 45 non-monopolistic states), the Company has purchased a deductible insurance policy. Under terms of the policy, the Company's workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company. Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company. In 1997, the per occurrence deductible amount was $250,000 per claim, to an aggregate maximum of $11.60 per $100 of temporary worker payroll, or $18.8 million. For claims arising in 1998, 1999 and 2000, the per occurrence deductible amount was increased to $350,000 and the maximum aggregate stop-loss limit was reduced to $10.41 per $100 of temporary worker payroll, or $45.6 and $31.7 million for the years ended December 31, 1999 and 1998 and $23.3 million for the twenty-six weeks ended June 30, 2000.

For claims arising in years prior to 1997, the Company has insured all losses with independent insurance companies unrelated to the Company. The difference between the discounted maximum aggregate stop-loss limit for claims arising in all periods prior to June 30, 2000, and the total of claims paid and reserved for in the Company's financial statements for the same periods is $12.3 million. This amount represents the discounted maximum additional exposure, net of tax, to the Company before its maximum aggregate stop-loss limits are met.

The Company establishes its reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of June 30, 2000 and December 31, 1999, are workers' compensation claims reserves in the non-monopolistic states of $38.6 million and $34.7 million and in the monopolistic states of $0.9 million and $0.7 million, respectively. The claims reserves were computed using a discount rate of 6.0% at June 30, 2000 and December 31, 1999.

Workers' compensation expense totaling $12.3 million, and $9.7 million was recorded as a component of cost of services in each of the thirteen weeks ended June 30, 2000 and July 2, 1999, respectively. Workers' compensation expense totaling $22.3 million and $15.3 million was recorded as a component of cost of services in each of the twenty-six weeks ended June 30, 2000 and July 2, 1999, respectively.

For the 1997 and 1998 program years, the Company is required to provide collateral in the amount of the maximum aggregate stop-loss limits, less claims paid to date. For 1999 and 2000 program years, the policy includes substantially the same terms and limitations as the 1998 policy described above except that the required collateral was reduced to an amount equal to 60% of claims reserves. The Company has provided approximately 50% of the required collateral in the form of a surety bond, and 50% in letters of credit. Accordingly, at June 30, 2000, $37.1 million of the collateral was satisfied with surety bonds and $29.6 million was satisfied with letters of credit. Subsequent to quarter end, the Company increased the letter of credit by $2.5 million. The Company anticipates that the letters of credit required by the insurance carriers will increase by $2.5 million over the balance of the year, while the surety bonds should remain constant.



--------------------------------------------------------------------------------

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

RELATED PARTY TRANSACTION

In June of 2000, a $3.5 million unauthorized loan was issued to, then Chairman of Board, Glenn Welstad. The loan was repaid with interest, of 9.5% annually, within six days of the transaction and was not outstanding at the end of the period.



SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                     (AMOUNTS IN THOUSANDS)
                                                                                     TWENTY-SIX WEEKS ENDED
                                                                              -------------------------------------
                                                                                  JUNE 30,            JULY 2,
                                                                                    2000               1999
                                                                              ----------------    -----------------
     Cash paid during the period for:
        Interest ...........................................................      $       455         $        399

        Income taxes .......................................................      $       424         $      8,317

     Non-cash investing and financing activities:
        Tax benefits related to stock options...............................      $       439         $      3,652

        Assets acquired with capital lease obligations......................      $     1,868         $      2,466

        Accrued preferred stock dividends...................................      $        21         $         21



--------------------------------------------------------------------------------

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

Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share amounts):


                                                  --------------------------          ------------------------
                                                       THIRTEEN WEEKS                     TWENTY-SIX WEEKS
                                                            ENDED                              ENDED
                                                  --------------------------          ------------------------
                                                    JUNE 30,      JULY 2,              JUNE 30,     JULY 2,
                                                     2000          1999                 2000         1999
                                                  ------------ -------------          ---------- -------------
Basic:
   Net income (loss).................              $    2,171   $     7,869            $   (148)  $    11,103
   Less preferred stock dividends....                     (11)          (11)                (21)          (21)
                                                  ------------ -------------          ---------- -------------
   Income (loss) allocable to common
     shareholders....................                   2,160         7,858               (169)        11,082
                                                  ------------ -------------          ---------- -------------
   Weighted average shares oustanding.....             42,779        42,506             42,799         42,277
                                                  ------------ -------------          ---------- -------------
   Net income per share..............              $     0.05   $      0.19            $  (0.00)  $      0.26
                                                  ------------ -------------          ---------- -------------
                                                  ------------ -------------          ---------- -------------
Diluted:
   Income (loss) allocable to common
     shareholders....................              $    2,160   $     7,858            $   (169)  $    11,082
                                                  --- -------- --- ---------          -- ------- --- ---------
   Weighted average shares outstanding.....            42,779        42,506              42,799        42,277

   Plus options to purchase common
     stock outstanding at end of period....             3,345         3,650                  --         3,650

   Less shares assumed repurchased...                  (3,031)       (1,755)                 --        (2,052)
                                                  ------------ -------------          ---------- -------------
   Weighted average shares outstanding,
     including dilutive effect of
     options.........................                  43,093        44,401              42,799        43,875
                                                  ------------ -------------          ---------- -------------
   Net income per share..............              $     0.05   $      0.18            $  (0.00)  $      0.25
                                                  ------------ -------------          ---------- -------------
                                                  ------------ -------------          ---------- -------------

COMMITMENTS

During the twenty-six weeks ended June 30, 2000, the Company entered into an agreement to lease approximately 200 automated Cash Dispensing Machines ("CDMs") for installation in the Company's dispatch offices opened in 2000. The fair market value of the CDMs at inception of the lease was approximately $3.0 million. The lease is payable over 60 months with an imputed interest rate of 6.43% and a residual payment equal to 20% of the CDMs' original cost. The lease is secured by the CDMs. During the twenty-six weeks ended June 30, 2000, the Company installed approximately 161 of the CDMs in its new dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $1.9 million with future minimum lease payments over the next 5 years of approximately $0.3 million per year.

In May of 1999, the Company entered into a purchase and sale agreement to purchase a 157,000 square foot office building with an attached parking garage in downtown Tacoma, Washington. The aggregate purchase price of the building, parking garage and estimated tenant improvements is approximately $11.5 million. The Company currently has $0.5 million on deposit with a remaining balance of $11.0 million, which will be disbursed by the end of the year. The Company expects to move its corporate headquarters and administrative offices to this building in 2001.



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

OVERVIEW

Labor Ready is the nation's leading provider of temporary manual labor. The Company's customers are primarily in the freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses. The Company has grown from eight dispatch offices in 1991 to 839 dispatch offices at June 30, 2000. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising. The Company's annual revenues have grown from approximately $6 million in 1991 to $851 million in 1999 and $436 million for the twenty-six weeks ended June 30, 2000. This revenue growth has been generated by opening new dispatch offices in markets throughout the U.S., Canada, United Kingdom and Puerto Rico.

The Company's net increase in dispatch offices during the first twenty-six weeks of 2000 was 152. The average cost of opening each new dispatch office in 2000 was approximately $45,000. Approximately, $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs which are expensed and the remaining $32,000 is included in property and equipment and includes computer systems and other equipment related costs, leasehold improvements and a cash dispensing machine and related equipment. The cost of opening a new dispatch office includes management training, the installation of computer and other office systems and a CDM. Further, once open, the Company invests additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally within six months. The Company pays its temporary workers on a daily basis, and bills its customers weekly. Consequently, the Company may experience significant negative cash flow from operations and investment activities during periods of high growth and may require additional sources of working capital in order to continue to grow.

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

RESULTS OF OPERATIONS

The following table compares the operating results of the Company for the thirteen weeks ended June 30, 2000 and July 2, 1999 (in thousands):

                                                                                       THIRTEEN WEEKS ENDED
                                                                            -------------------------------------------
                                                                               JUNE 30,      PERCENT        JULY 2,
                                                                                 2000        CHANGE           1999
                                                                            ---------------- ------------ -------------
               Revenue from services....................................    $       242,080      16.7%        $207,369
               Cost of services.........................................            167,720      17.1          143,240
               Selling, general and administrative expenses.............             68,928      37.7           50,062
               Depreciation and amortization............................              1,811      67.1            1,084
               Interest expense, net....................................                178      79.8               99
               Income before taxes and cumulative effect of change
                in accounting principle.................................              3,443     (73.3)          12,884
               Net income...............................................    $         2,171     (72.4)           7,869

THIRTEEN WEEKS ENDED JUNE 30, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 2, 1999

   DISPATCH OFFICES
   The number of offices grew to 839 for the thirteen weeks ended June 30, 2000 from 830 locations at March 31, 2000, a net increase of 9 dispatch offices, or 1.1%. During the thirteen weeks ended July 2, 1999, the number of offices grew to 687 from 652 locations at April 2, 1999, a net increase of 35 dispatch offices, or 5.4%.

   REVENUES FROM SERVICES
   The increase in revenues is due primarily to the increase in the number of dispatch offices and a slight increase in the average bill rate. Included in revenues from services for the thirteen weeks ended June 30, 2000 and July 2, 1999 are CDM fees of $2.1 million and $1.7 million.

   COST OF SERVICES
   The increase in cost of services is directly related to the corresponding increase in revenues. Cost of services were 69.3% of revenue for the thirteen weeks ended June 30, 2000 compared to 69.1% of revenue for the same period in 1999, an increase of 0.2% of revenue. The increase as a percentage of revenue is mainly due to an increase in workers' compensation expense. Fluctuations in cost of services may be expected as the Company pursues further aggressive growth.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   The increase in selling, general and administrative expenses is largely due to the 16.7% increase in revenues from 1999 to 2000. Selling, general and administrative expenses were 28.5% of revenues for the second quarter of 2000 as compared to 24.1% of revenues in the second quarter of 1999. The increase in selling, general and administrative expenses as a percentage of revenue in the second quarter of 2000 is due mainly to an increase in staffing costs of approximately 1.5% of revenue over the same quarter a year ago and an increase in bad debt expense. The increase in staffing costs is a result of the addition of 152 offices from a year ago, as well as rehiring and training sales representatives to support future growth. Included in selling, general and administrative expense for the thirteen weeks ended June 30, 2000 and July 2, 1999 are CDM related expenses of $1.0 million and $0.8 million.

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


--------------------------------------------------------------------------------

   DEPRECIATION AND AMORTIZATION EXPENSE
   The increase in quarterly depreciation and amortization expense is primarily the result of the addition of $3.2 million of property and equipment since the first quarter of 2000. These additions primarily include CDMs, computer equipment, software, and other equipment needed for the new offices opened in the first quarter and to expand the Company's data processing capabilities to accommodate this growth. Beginning in 1999, SOP 98-5 requires the Company to expense as incurred, pre-opening costs for new dispatch offices, and recognize as a cumulative effect of a change in accounting principle, a one-time charge for the unamortized balance of pre-opening costs. Prior to the change, the Company had capitalized pre-opening costs and amortized them over two years. Included in depreciation and amortization expense for the thirteen weeks ended June 30, 2000 and July 2, 1999 are depreciation on CDMs of $0.4 million and $0.3 million.

   INTEREST EXPENSE, NET
   The increase in net interest expense was the result of increases in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1999. Additionally, the Company had cash balances of approximately $17.5 million held in the CDMs at June 30, 2000 compared to $16.9 million at July 2, 1999.

   The Company expects to incur interest expense during the balance of 2000 as its cash demands will increase during its busiest time of year, which will result in increased borrowing on the Company's line of credit. Additionally, cash balances held in the CDMs for payment of temporary worker payrolls will continue to reduce cash available for investing.

   TAXES ON INCOME
   The decrease in taxes for the quarter is commensurate with the decrease in income from operations on a quarter over quarter basis. The Company's effective tax rate was 36.9% in the second quarter of 2000 as compared to 38.9% for the same period in 1999. The decrease in the effective rate was primarily due to reductions in the Company's expected state income tax rates. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate results from state income taxes and certain non-deductible expenses.

   The Company had a net deferred tax asset of approximately $15.5 million at June 30, 2000, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

   NET INCOME
   As a percentage of revenues from services, the net income was 0.9% for the second quarter of 2000, which compares to 3.8% for the second quarter of 1999, a decrease of 2.9%. This decrease in net income as a percentage of revenue was related to the increase in cost of services and selling, general and administrative expenses as a percentage of sales.

TWENTY-SIX WEEKS ENDED JUNE 30, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 2, 1999

The following table compares the operating results of the Company for the twenty-six weeks ended June 30, 2000 and July 2, 1999 (in thousands):

                                                                                      TWENTY-SIX WEEKS ENDED
                                                                            -------------------------------------------
                                                                               JUNE 30,      PERCENT        JULY 2,
                                                                                 2000        CHANGE          1999
                                                                            ---------------- ----------- --------------
               Revenue from services....................................    $       435,530     19.6%  $     364,302
               Cost of services.........................................            302,456     21.4         249,147
               Selling, general and administrative expenses.............            129,695     39.9          92,724
               Depreciation and amortization............................              3,576    103.2           1,760
               Interest expense, net....................................                170    109.9              81
               Income before taxes and cumulative effect of change
                in accounting principle.................................              (367)   (101.8)         20,590
               Net income...............................................    $         (148)   (101.3)         11,103

-------------------------------------------------------------------------------

   DISPATCH OFFICES
   The company opened 193 dispatch offices during the twenty-six weeks ended June 30, 2000 as compared to 201 opened during the same period of the prior year. The total number of offices grew to 839 at June 30, 2000 from 687 locations at July 2, 1999, a net increase of 152 dispatch offices, or 22.1%. The company has met its target for 2000 office openings and does not expect to open any material number of offices during the balance of the year. The Company estimates that its aggregate costs of opening 193 new dispatch offices in the first half of 2000 were approximately $8.7million, an average of approximately $45,000 per dispatch office, compared to aggregate costs of approximately $9.0 million, an average of approximately $45,000 per dispatch office, to open 201 new stores for the same period in 1999.

   REVENUES FROM SERVICES
   The increase in revenues is due primarily to the increase in the number of dispatch offices and a slight increase in the average bill rate. Included in revenues from services for the twenty-six weeks ended June 30, 2000 and July 2, 1999 are CDM fees of $3.7 million and $2.9 million.

   COST OF SERVICES
   The increase in cost of services is directly related to the corresponding increase in revenues. Cost of services were 69.5% of revenue for the twenty-six weeks ended June 30, 2000 compared to 68.4% of revenue for the same period in 1999, an increase of 1.1% of revenue. The increase as a percentage of revenue is mainly due to a one time benefit received, in the first quarter of 1999, for several changes made to the workers' compensation program. Fluctuations in cost of services may be expected as the Company pursues further aggressive growth.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   The increase in selling, general and administrative expenses is largely due to the 19.6% increase in revenues from 1999 to 2000. Selling, general and administrative expenses were 29.8% of revenues for the first half of 2000 as compared to 25.5% of revenues in the first half of 1999. The increase in selling, general and administrative expenses as a percentage of revenue in the second quarter of 2000 is due mainly to an increase in staffing costs of approximately 1.7% of revenue over the same quarter a year ago and an increase in bad debt expense. The increase in staffing costs is a result of the addition of 152 offices from a year ago, as well as rehiring and training sales representatives to support future growth. Included in selling, general and administrative expense for the twenty-six weeks ended June 30, 2000 and July 2, 1999 are CDM related expenses of $1.5 million and $1.3 million.

   The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time adjusts its staffing at the dispatch offices and upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

   DEPRECIATION AND AMORTIZATION EXPENSE
   The increase in the year to date depreciation and amortization expense is primarily the result of the addition of $8.0 million of property and equipment since the beginning of 2000. These additions primarily include CDMs, computer equipment, software, and other equipment needed for the new offices opened in the first quarter and to expand the Company's data processing capabilities to accommodate this growth. Beginning in 1999, SOP 98-5 requires the Company to expense as incurred, pre-opening costs for new dispatch offices, and recognize as a cumulative effect of a change in accounting principle, a one-time charge for the unamortized balance of pre-opening costs. Prior to the change, the Company had capitalized pre-opening costs and amortized them over two years. Included in depreciation and amortization expense for the twenty-six weeks ended June 30, 2000 and July 2, 1999 are depreciation on CDMs of $0.8 million and $0.6 million.

   INTEREST EXPENSE, NET
   The increase in net interest expense was the result of increases in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1999. Additionally, the Company had cash balances of approximately $17.5 million held in the CDMs at June 30, 2000 compared to $16.9 million at July 2, 1999.

   The Company expects to incur interest expense during the balance of 2000 as its cash demands will increase during its busiest time of year, which will result in increased borrowing on the Company's line of credit. Additionally, cash balances held in the CDMs for payment of temporary worker payrolls will continue to reduce cash available for investing.


--------------------------------------------------------------------------------

   TAXES (BENEFIT) ON INCOME (LOSS)
   The decrease in the tax expense for the current period is commensurate with the decrease in income from operations on a year over year basis. The Company's effective tax rate was 59.7% benefit for the first two quarters of 2000 as compared to 39.0% expense for the first two quarters of 1999. The increase in the effective rate was primarily due to permanent differences for non-deductible expenses. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate result from state income taxes and certain non-deductible expenses.

   The Company had a net deferred tax asset of approximately $15.5 million at June 30, 2000, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

   NET INCOME (LOSS)
   As a percentage of revenues from services, the net loss was 0.0% for the twenty-six week period in 2000, which compares to 3.1% for the same period in 1999, a decrease of 3.1%. This decrease in net income as a percentage of revenue was related to the increase in cost of services and selling, general and administrative expenses as a percentage of sales.


--------------------------------------------------------------------------------

   LIQUIDITY AND CAPITAL RESOURCES
   Net cash provided by operating activities was $11.0 million for the period ended June 30, 2000 compared to net cash used of $19.1 million for the period ended July 2, 1999. The increase in cash provided by operations for the twenty-six weeks ended June 30, 2000, is largely due to the increase in the collection of accounts receivable along with an increase in accounts payable and a decrease in prepaid expenses, offset by the net loss for the twenty-six weeks.

   The Company used net cash in investing activities of $7.4 million in the first twenty-six weeks of 2000, compared to $7.7 million in the first twenty-six weeks of 1999. The decrease in cash used in investing activities in 2000 as compared to 1999 is due primarily to a decrease in purchases of computers and software. The Company's cash used for capital expenditures in 2000 and 1999 include property and equipment acquired other than through capital lease.

   Net cash provided by financing activities was $2.3 million for the period ended June 30, 2000 and $18.0 million for the period ended July 2, 1999. The decrease in cash provided by financing activities in 2000 as compared to 1999 is due mainly to the decrease in net proceeds on short term borrowings and proceeds from options exercised offset by the purchase and retirement of common stock of $2.1 million.

   In February 1999, the Company entered into a line of credit agreement with U.S. Bank. The agreement allows the Company to borrow up to the lesser of $60 million or 80% of eligible accounts receivable, as defined by the bank, with interest at the lesser of the bank's prime rate or the London Inter-Bank Offering Rate (LIBOR) plus 1.25%. The line of credit is secured primarily by the Company's accounts receivable and is due in full on June 30, 2001. The line of credit agreement requires that the Company maintain certain minimum net worth and working capital amounts and ratios. The Company was in compliance with the requirements at June 30, 2000.

   As discussed further in the notes to the consolidated financial statements, the Company is required by the workers' compensation program to collateralize a portion of its workers' compensation liability with irrevocable letters of credit. At June 30, 2000, the Company had provided its insurance carriers with letters of credit totaling $29.6 million. The letters of credit bear fees of 0.75% per year and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at June 30, 2000, the Company had an outstanding balance of $2.1 million on the line-of-credit, $29.6 million was committed by the letters of credit and $28.3 million was available for borrowing. Subsequent to quarter end, the letters of credit increased to $2.5 million leaving $25.8 million available for borrowing.

   During the first quarter of 2000, the Company entered into a tentative agreement to lease approximately 200 automated CDMs for installation in the Company's dispatch offices opened in 2000. The fair market value of the CDMs at inception of the lease is approximately $3.0 million. The lease is payable over 60 months with an imputed interest rate of 6.43% and a residual payment equal to 20% of the CDMs' original cost. The lease is secured by the CDMs. During the twenty-six weeks ended June 30, 2000, the Company installed approximately 161 CDMs in dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $1.9 million with future minimum lease payments over the next 5 years of approximately $0.3 million per year.

   Included in cash and cash equivalents at June 30, 2000, is approximately $17.5 million as compared to $16.9 million at July 2, 1999, of cash which is located in the CDMs for payment of temporary worker payrolls.

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



--------------------------------------------------------------------------------

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. At June 30, 2000, our purchased investments have maturities of less than 90 days. As such, an increase in interest rates immediately and uniformly by 10% from levels at June 30, 2000 would not have a material affect upon our cash and cash equivalent balances. Because of the relative short maturities of the investments we hold, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its cash and cash equivalents portfolio.

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

PART II.   OTHER INFORMATION

ITEM 6.        .EXHIBITS AND REPORTS ON FORM 8-K

             (a) EXHIBITS:

                  THE FOLLOWING EXHIBIT IS BEING FILED AS A PART OF THIS REPORT:

                  EXHIBIT NO.       DESCRIPTION
                  10.1              Executive Employment Agreement between Labor Ready,
                                    Inc. and Richard L. King dated May 16, 2000

                  27.               Financial Data Schedule as of June 30, 2000 and for
                                    the twenty-six week period then ended.

             (b)  REPORTS ON FORM 8-K

                  None.



--------------------------------------------------------------------------------

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT:       LABOR READY, INC.


By:      /s/ Richard L. King                                  August 14, 2000
         -----------------------------------                  ---------------
         Richard L. King                                      Date
         Chief Executive Officer and President


By:      /s/ Joseph P. Sambataro, Jr.                         August 14, 2000
         -----------------------------------                  ----------------
         Joseph P. Sambataro, Jr.                             Date
         Executive Vice President,
         Chief Financial Officer, Treasurer
         and Assistant Secretary



--------------------------------------------------------------------------------
                                     Page 16