Form 10-Q
period 2000-09-29
LABOR READY INC
filed 2000-11-13
CIK 768899

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-23828

Labor Ready, Inc.
(Exact Name of Registrant as specified in its charter)

Washington (State of Incorporation)	91-1287341 (Employer Identification No.)
1016 S. 28th Street, Tacoma, Washington (Address of Principal Executive Offices)	98409 (Zip Code)

(253) 383-9101
(Registrant's Telephone Number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 1, 2000 the Registrant had 41,365,665 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

LABOR READY, INC.
INDEX

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	September 29, 2000	December 31, 1999
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$22,204	$16,845
Accounts receivable, less allowance for doubtful accounts of $7,801 and $9,899	111,724	93,716
Workers' compensation deposits and credits	4,497	4,955
Prepaid expenses and other	6,832	9,310
Income tax receivable	—	2,004
Deferred income taxes	7,441	8,101

Total current assets	152,698	134,931

PROPERTY AND EQUIPMENT:
Buildings and land	7,100	6,298
Computers and software	29,240	23,709
Cash dispensing machines	12,957	10,797
Furniture and equipment	1,476	766
Construction in progress	6,627	—

	57,400	41,570
Less accumulated depreciation	16,340	10,838

Property and equipment, net	41,060	30,732

OTHER ASSETS:
Restricted cash	1,661	2,027
Deferred income taxes	9,513	6,743
Other assets	397	48

Total other assets	11,571	8,818

Total assets	$205,329	$174,481

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Per Share Amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 29, 2000	December 31, 1999
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$15,290	$11,756
Accrued wages and benefits	11,834	8,531
Current portion of workers' compensation claims reserve	14,590	15,732
Income tax payable	3,637	—
Current debt and capital lease obligations	3,575	1,178

Total current liabilities	48,926	37,197

LONG-TERM LIABILITIES:
Long term debt and capital lease obligations	13,485	6,590
Workers' compensation claims reserve	29,819	19,558

Total long-term liabilities	43,304	26,148

Total liabilities	92,230	63,345

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; 0 and 6,486 shares issued and outstanding	—	854
Common stock, no par value, 100,000 shares authorized; 41,871 and 42,802 shares issued and outstanding	57,934	62,928
Retained earnings	55,165	47,354

Total shareholders' equity	113,099	111,136

Total liabilities and shareholders' equity	$205,329	$174,481

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999
Revenues from services	$283,025	$251,795	$718,555	$616,097
Cost of services	199,012	175,375	501,468	424,522

Gross profit	84,013	76,420	217,087	191,575
Selling, general and administrative expenses	68,668	59,065	198,363	151,789
Depreciation and amortization	1,952	1,347	5,528	3,107

Income from operations	13,393	16,008	13,196	36,679
Interest expense, net	399	410	569	491

Income before taxes and cumulative effect of accounting change	12,994	15,598	12,627	36,188
Taxes on income	4,873	6,118	4,654	14,152

Income before cumulative effect of accounting change	8,121	9,480	7,973	22,036
Cumulative effect of accounting change, net of income tax benefit of $897	—	—	—	(1,453)

Net income	$8,121	$9,480	$7,973	$20,583

Basic income per common share:
Income before cumulative effect of accounting change	$0.19	$0.22	$0.19	$0.51
Cumulative effect of accounting change, net	—	—	—	(0.03)

Net income	$0.19	$0.22	$0.19	$0.48

Diluted income per common share:
Income before cumulative effect of accounting change	$0.19	$0.22	$0.19	$0.50
Cumulative effect of accounting change, net	—	—	—	(0.03)

Net income	$0.19	$0.22	$0.19	$0.47

Weighted average shares outstanding:
Basic	41,995	42,769	42,531	42,442

Diluted	42,066	43,694	42,794	43,607

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirty-Nine Weeks Ended
	September 29, 2000	October 1, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,973	$20,583
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	5,528	3,107
Provision for doubtful accounts	10,681	9,213
Deferred income taxes	(2,110)	(3,921)
Cumulative effect of accounting change	—	2,350
Changes in operating assets and liabilities
Accounts receivable	(28,689)	(59,643)
Workers' compensation deposits and credits	458	(1,979)
Prepaid expenses and other	2,478	(1,409)
Accounts payable	2,631	(3,379)
Accrued wages and benefits	3,303	4,461
Income taxes	6,080	654
Workers' compensation claims reserve	9,119	6,490

Net cash provided by (used in) operating activities	17,452	(23,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,674)	(9,566)
Reductions (additions) to restricted cash	366	(1,448)
Additions to other assets	(370)	—

Net cash used in investing activities	(13,678)	(11,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on short term borrowing	2,846	20,124
Proceeds from options and warrants exercised	659	3,832
Proceeds from sale of stock through employee benefit plans	1,110	806
Purchase and retirement of common stock	(7,202)	(1,144)
Purchase and retirement of preferred stock	(854)	—
Payments on capital lease obligations	(971)	(660)
Proceeds from long term debt	6,202	—
Preferred stock dividends paid	(65)	—

Net cash provided by financing activities	1,725	22,958
Effect of exchange rates on cash	(140)	(9)

Net increase (decrease) in cash and cash equivalents	5,359	(11,538)
CASH AND CASH EQUIVALENTS, beginning of period	16,845	25,940

CASH AND CASH EQUIVALENTS, end of period	$22,204	$14,402

See accompanying notes to consolidated financial statements.

Item 1.  Notes to Consolidated Financial Statements

SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Labor Ready, Inc.'s ("the Company") 1999 annual report on Form 10-K. Certain amounts in the consolidated balance sheet at December 31, 1999 have been reclassified to conform to the 2000 presentation. The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the thirty-nine week period ended September 29, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

WORKERS' COMPENSATION

    The Company provides workers' compensation insurance to its temporary workers and regular employees. For workers' compensation claims originating in the majority of states (the 46 non-monopolistic states), the Company has purchased a deductible insurance policy. Under terms of the policy, the Company's workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company. Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company. In 1997, the per occurrence deductible amount was $250,000 per claim, to an aggregate maximum of $11.60 per $100 of temporary worker payroll, or $18.8 million. For claims arising in 1998, 1999 and 2000, the per occurrence deductible amount was increased to $350,000 and the maximum aggregate stop-loss limit was reduced to $10.41 per $100 of temporary worker payroll, or $45.6 and $31.7 million for the years ended December 31, 1999 and 1998 and $38.3 million for the thirty-nine weeks ended September 29, 2000.

    For claims arising in years prior to 1997, the Company has insured all losses with independent insurance companies unrelated to the Company. The difference between the discounted maximum aggregate stop-loss limit for claims arising in all periods prior to September 29, 2000, and the total of claims paid and reserved for in the Company's financial statements for the same periods is $12.6 million. This amount represents the discounted maximum additional exposure, net of tax, to the Company before its maximum aggregate stop-loss limits are met.

    The Company establishes its reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of September 29, 2000 and December 31, 1999, are workers' compensation claims reserves in the non-monopolistic states of $43.9 million and $34.7 million and in the monopolistic states of $0.5 million and $0.7 million, respectively. The claims reserves were computed using a discount rate of 6.0% at September 29, 2000 and December 31, 1999.

    Workers' compensation expense totaling $16.5 million, and $11.9 million was recorded as a component of cost of services in each of the thirteen weeks ended September 29, 2000 and October 1, 1999, respectively. Workers' compensation expense totaling $38.8 million and $27.2 million was recorded as a component of cost of services in each of the thirty-nine weeks ended September 29, 2000 and October 1, 1999, respectively.

    For the 1997 and 1998 program years, the Company is required to provide collateral in the amount of the maximum aggregate stop-loss limits, less claims paid to date. For 1999 and 2000 program years, the policy includes substantially the same terms and limitations as the 1998 policy described above except that the required collateral was reduced to an amount equal to 60% of claims reserves. Currently, the Company is working with a number of states, which would allow the Company to provide collateral directly with the state instead of the independent insurance company. This change will not have any effect on the Company's future workers' compensation obligations. At September 29, 2000, $37.0 million of the collateral was satisfied with surety bonds, $27.1 million was satisfied with letters of credit with the independent insurance carriers and $6.1 million of surety bonds were pledged to the states. The Company anticipates that the letters of credit required by the insurance carriers will remain constant, while the state surety bonds will increase by $10.0 million over the balance of the year, as the Company continues to evaluate its financing alternatives to determine the most efficient structure to meet its on-going collateral requirements.

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

COMMITMENTS

    During the thirty-nine weeks ended September 29, 2000, the Company entered into an agreement to lease approximately 144 automated Cash Dispensing Machines ("CDMs") for installation in the Company's dispatch offices opened in 2000. The fair market value of the CDMs at inception of the lease was approximately $2.2 million. The lease is payable over 60 months with an imputed interest rate of 7.18% and a residual payment equal to 20% of the CDMs' original cost. The lease is secured by the CDMs. During the thirty-nine weeks ended September 29, 2000, the Company installed approximately 144 of the CDMs in its new dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $2.2 million with future minimum lease payments over the next 5 years of approximately $0.4 million per year.

    The Company purchased a 157,000 square foot office building with an adjacent parking garage in downtown Tacoma, Washington. The aggregate purchase price of the building, parking garage and estimated tenant improvements is approximately $11.5 million. The Company currently has entered into a secured credit facility with U.S. Bank for this facility. The agreement allows the Company to borrow up to $10.0 million with interest at the London Inter-Bank Rate plus 1.30%. This facility is secured by the First Deed of Trust on subject property and cross-collateralized with the Company's accounts receivable and is due in full on November 30, 2001. The Company currently has $6.2 million outstanding at September 29, 2000. The Company expects to move its corporate headquarters and administrative offices to this building in 2001.

PREFERRED STOCK

    In the third quarter of 2000, the Company repurchased and retired all outstanding shares of its preferred stock. The stock was repurchased at its par value of $0.131.

RELATED PARTY TRANSACTION

    In June of 2000, a $3.5 million unauthorized loan was issued to, then Chairman of Board, Glenn Welstad. The loan was repaid with interest, of 9.5% annually, within six days of the transaction and was not outstanding at the end of the period.

    In the third quarter of 2000, the company paid Mr. Welstad $650,447 for the purchase of his 4,814,739 shares of preferred stock and the accrued dividends.

EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents for the Company include the dilutive effect of outstanding options, except where their inclusion would be anti-dilutive. Options are anti-dilutive when the exercise price is greater than the average market price for the period. The Company has 4,513,675 and 4,254,234 anti-dilutive options for the thirteen and thirty-nine weeks ended September 29, 2000 and 2,755,663 and 2,469,366 anti-dilutive options for the same periods ended October 1, 1999.

    Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999
Basic:
Net income	$8,121	$9,480	$7,973	$20,583
Less preferred stock dividends	(2)	(11)	(22)	(32)

Income allocable to common shareholders	8,119	9,469	7,951	20,551

Weighted average shares outstanding	41,995	42,769	42,531	42,442

Net income per share	$0.19	$0.22	$0.19	$0.48

Diluted:
Income allocable to common shareholders	$8,119	$9,469	$7,951	$20,551

Weighted average shares outstanding	41,995	42,769	42,531	42,442
Plus options to purchase common stock outstanding at end of period	4,585	3,691	4,585	3,691
Less shares assumed repurchased	(4,514)	(2,766)	(4,322)	(2,526)

Weighted average shares outstanding, including dilutive effect of options	42,066	43,694	42,794	43,607

Net income per share	$0.19	$0.22	$0.19	$0.47

SUPPLEMENTAL CASH FLOW INFORMATION

	Thirty-Nine Weeks Ended
	September 29, 2000	October 1, 1999
	(Amounts in Thousands)
Cash paid during the period for:
Interest	$962	$825
Income taxes	$722	$16,333
Non-cash investing and financing activities:
Tax benefits related to stock options	$439	$3,785
Assets acquired with capital lease obligations	$2,161	$2,480

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

Overview

    Labor Ready is the nation's leading provider of temporary manual labor. The Company's customers are primarily in the freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses. The Company has grown from eight dispatch offices in 1991 to 852 dispatch offices at September 29, 2000. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising. The Company's annual revenues have grown from approximately $6 million in 1991 to $851 million in 1999 and $719 million for the thirty-nine weeks ended September 29, 2000. This revenue growth has been generated by opening new dispatch offices in markets throughout the U.S., Canada, United Kingdom and Puerto Rico.

    The Company's net increase in dispatch offices during the first thirty-nine weeks of 2000 was 165. The average cost of opening each new dispatch office in 2000 was approximately $45,000. Approximately, $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs which are expensed and the remaining $32,000 is included in property and equipment and includes computer systems and other equipment related costs, leasehold improvements and a cash dispensing machine and related equipment. The cost of opening a new dispatch office includes management training, the installation of computer and other office systems and a CDM. Further, once open, the Company invests additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally within one year. The Company pays its temporary workers on a daily basis, and bills its customers weekly. Consequently, the Company may experience significant negative cash flow from operations and investment activities during periods of high growth and may require additional sources of working capital in order to continue to grow.

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

    Cost of services includes the wages and related payroll taxes of temporary workers, workers' compensation expense, unemployment compensation insurance and transportation. Cost of services as a percentage of revenues has historically been affected by numerous factors, including the use of lower introductory rates to attract new customers at new dispatch offices, the use of higher pay rates to attract more skilled workers, changes in the Company's workers' compensation reserve rates and the changing geographic mix of new and established, more mature markets. Although the Company has implemented policies and procedures to prevent unplanned increases in pay rates, and generally does not discount billing rates to attract new customers, significant continuing fluctuations in cost of services may be experienced as the Company pursues further aggressive growth.

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

Results of Operations

    The following table compares the operating results of the Company for the thirteen weeks ended September 29, 2000 and October 1, 1999 (in thousands):

	Thirteen Weeks Ended
	September 29, 2000	Percent Change	October 1, 1999
Revenue from services	$283,025	12.4%	$251,795
Cost of services	199,012	13.5	175,375
Selling, general and administrative expenses	68,668	16.3	59,065
Depreciation and amortization	1,952	44.9	1,347
Interest expense, net	399	(2.7)	410
Income before taxes and cumulative effect of change in accounting principle	12,994	(16.7)	15,598
Net income	$8,121	(14.3)	9,480

Thirteen Weeks Ended September 29, 2000 Compared to Thirteen Weeks Ended October 1, 1999

  Dispatch Offices

    The number of offices grew to 852 for the thirteen weeks ended September 29, 2000 from 839 locations at June 30, 2000. The company opened 16 dispatch offices and closed 3 for a net increase of 13 dispatch offices, or 1.5%. During the thirteen weeks ended October 1, 1999, the number of offices remained constant at 687.

  Revenues from Services

    The increase in revenues is due primarily to the increase in the number of dispatch offices and an increase in the average bill rate offset by a decline in billable hours in mature stores. Included in revenues from services for the thirteen weeks ended September 29, 2000 and October 1, 1999 are CDM fees of $2.4 million and $2.4 million.

  Cost of Services

    The increase in cost of services is directly related to the corresponding increase in revenues. Cost of services were 70.3% of revenue for the thirteen weeks ended September 29, 2000 compared to 69.6% of revenue for the same period in 1999, an increase of 0.7% of revenue. The increase as a percentage of revenue is mainly due to an increase in workers' compensation expense. Fluctuations in cost of services may be expected as the Company pursues further aggressive growth.

  Selling, General and Administrative Expenses

    The increase in selling, general and administrative expenses is largely due to the 12.4% increase in revenues from 1999 to 2000. Selling, general and administrative expenses were 24.3% of revenues for the third quarter of 2000 as compared to 23.5% of revenues in the third quarter of 1999. The increase in selling, general and administrative expenses as a percentage of revenue in the third quarter of 2000 is due mainly to an increase in staffing costs of approximately 0.7% of revenue over the same quarter a year ago. The increase in staffing costs is a result of the addition of 165 offices from a year ago, as well as hiring and training sales representatives to support future growth. Included in selling, general and administrative expense for the thirteen weeks ended September 29, 2000 and October 1, 1999 are CDM related expenses of $0.7 million and $0.7 million.

    The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time adjusts its staffing at the dispatch offices and upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

  Depreciation and Amortization Expense

    The increase in quarterly depreciation and amortization expense is primarily the result of property and equipment additions which, primarily included computer equipment, software, and other equipment needed for the new offices opened in the current quarter and to expand the Company's data processing capabilities to accommodate this growth. Included in depreciation and amortization expense for the thirteen weeks ended September 29, 2000 and October 1, 1999 are depreciation on CDMs of $0.4 million and $0.4 million.

  Interest Expense, Net

    The decrease in net interest expense was the result of the decreased balance outstanding on the line of credit over the period, offset by an increase in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1999. Additionally, the Company had cash balances of approximately $17.4 million held in the CDMs at September 29, 2000 compared to $14.4 million at October 1, 1999.

    The Company expects to incur less interest expense during the balance of 2000, as the collection of receivables from the Company's busiest time of year should allow the Company to reduce its borrowings on the revolving line of credit.

  Taxes on Income

    The decrease in taxes for the quarter is commensurate with the decrease in income from operations on a quarter over quarter basis. The Company's effective tax rate was 37.5% in the third quarter of 2000 as compared to 39.2% for the same period in 1999. The decrease in the effective rate was primarily due to reductions in the Company's expected state income tax rates. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate results from state income taxes and certain non-deductible expenses.

    The Company had a net deferred tax asset of approximately $17.0 million at September 29, 2000, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

  Net Income

    As a percentage of revenues from services, the net income was 2.9% for the third quarter of 2000, which compares to 3.8% for the third quarter of 1999, a decrease of 0.9%. This decrease in net income as a percentage of revenue was related to the increase in cost of services and selling, general and administrative expenses as a percentage of sales.

Thirty-Nine Weeks Ended September 29, 2000 Compared to Thirty-Nine Weeks Ended October 1, 1999

    The following table compares the operating results of the Company for the thirty-nine weeks ended September 29, 2000 and October 1, 1999 (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2000	Percent Change	October 1, 1999
Revenue from services	$718,555	16.6%	$616,097
Cost of services	501,468	18.1	424,522
Selling, general and administrative expenses	198,363	30.7	151,789
Depreciation and amortization	5,528	77.9	3,107
Interest expense, net	569	15.9	491
Income before taxes and cumulative effect of change in accounting principle	12,627	(65.1)	36,188
Net income	$7,973	(61.3)	20,583

  Dispatch Offices

    The total number of offices grew to 852 at September 29, 2000 from 687 locations at October 1, 1999. The company opened 208 dispatch offices and closed 43 for a net increase of 165 dispatch offices, or 24.0%. The company does not expect the number of offices to change materially during the balance of the year.

  Revenues from Services

    The increase in revenues is due primarily to the increase in the number of dispatch offices and a slight increase in the average bill rate. Included in revenues from services for the thirty-nine weeks ended September 29, 2000 and October 1, 1999 are CDM fees of $6.2 million and $5.3 million.

  Cost of Services

    The increase in cost of services is directly related to the corresponding increase in revenues. Cost of services were 69.8% of revenue for the thirty-nine weeks ended September 29, 2000 compared to 68.9% of revenue for the same period in 1999, an increase of 0.9% of revenue. The increase as a percentage of revenue is mainly due to a one time benefit received, in the first quarter of 1999, for several changes made to the workers' compensation program. Fluctuations in cost of services may be expected as the Company pursues further aggressive growth.

  Selling, General and Administrative Expenses

    The increase in selling, general and administrative expenses is largely due to the 16.6% increase in revenues from 1999 to 2000. Selling, general and administrative expenses were 27.6% of revenues for the thirty-nine weeks ended September 29, 2000 as compared to 24.6% of revenues for the same period in 1999. The increase in selling, general and administrative expenses as a percentage of revenue in the third quarter of 2000 is due mainly to an increase in staffing costs of approximately 1.3% of revenue over the same quarter a year ago and an increase in bad debt expense. The increase in staffing costs is a result of the addition of 165 offices from a year ago, as well as hiring and training sales representatives to support future growth. Included in selling, general and administrative expense for the thirty-nine weeks ended September 29, 2000 and October 1, 1999 are CDM related expenses of $2.2 million and $2.0 million.

    The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time adjusts its staffing at the dispatch offices and upgrades its operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

  Depreciation and Amortization Expense

    The increase in the year to date depreciation and amortization expense is primarily the result of the addition of $9.5 million of depreciable property and equipment since the beginning of 2000. These additions primarily include CDMs, computer equipment, software, and other equipment needed for the new offices opened in the first quarter and to expand the Company's data processing capabilities to accommodate this growth. Included in depreciation and amortization expense for the thirty-nine weeks ended September 29, 2000 and October 1, 1999 are depreciation on CDMs of $1.2 million and $0.6 million.

  Interest Expense, Net

    The increase in net interest expense was the result of increases in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1999. Additionally, the Company had cash balances of approximately $17.4 million held in the CDMs at September 29, 2000 compared to $14.4 million at October 1, 1999.

    The Company expects to incur less interest expense during the balance of 2000, as the collection of receivables from the Company's busiest time of year should allow the Company to reduce its borrowings on the revolving line of credit.

  Taxes on Income

    The decrease in the tax expense for the current period is commensurate with the decrease in income from operations on a year over year basis. The Company's effective tax rate was 36.9% for the first three quarters of 2000 as compared to 39.1% expense for the first three quarters of 1999. The decrease in the effective rate was primarily due to reductions in the Company's expected state tax rates. The principal difference between the statutory federal income tax rate and the Company's effective income tax rate result from state income taxes and certain non-deductible expenses.

    The Company had a net deferred tax asset of approximately $17.0 million at September 29, 2000, resulting primarily from workers' compensation claims reserves. The Company has not established a valuation allowance against this net deferred tax asset as management believes that it is more likely than not that the tax benefits will be realized in the future based on the historical levels of pre-tax income and expected future taxable income.

  Net Income

    As a percentage of revenues from services, the net income was 1.1% for the thirty-nine week period in 2000, which compares to 3.3% for the same period in 1999, a decrease of 2.2%. This decrease in net income as a percentage of revenue was related to the increase in cost of services and selling, general and administrative expenses as a percentage of sales.

  Liquidity and Capital Resources

    Net cash provided by operating activities was $17.5 million for the period ended September 29, 2000 compared to net cash used of $23.5 million for the period ended October 1, 1999. The increase in cash provided by operations for the thirty-nine weeks ended September 29, 2000, is largely due to the increase in the collection of accounts receivable along with an increase in accounts payable and a decrease in prepaid expenses.

    The Company used net cash in investing activities of $13.7 million in the first thirty-nine weeks of 2000, compared to $11.0 million in the first thirty-nine weeks of 1999. The increase in cash used in investing activities in 2000 as compared to 1999 is due primarily to an increase in capital expenditures, which includes the Company's new corporate headquarters. The Company's cash used for capital expenditures in 2000 and 1999 include property and equipment acquired other than through capital lease.

    Net cash provided by financing activities was $1.7 million for the period ended September 29, 2000 and $23.0 million for the period ended October 1, 1999. The decrease in cash provided by financing activities in 2000 as compared to 1999 is due mainly to the decrease in net proceeds on short term borrowings and options exercised offset by the increase in long term debt and the purchase and retirement of 1.4 million shares of common stock and 6.5 million shares of preferred stock.

    In February 1999, the Company entered into a line of credit agreement with U.S. Bank. The agreement allows the Company to borrow up to the lesser of $60 million or 80% of eligible accounts receivable, as defined by the bank, with interest at the lesser of the bank's prime rate or the London Inter-Bank Offering Rate (LIBOR) plus 1.25%. The line of credit is secured primarily by the Company's accounts receivable and is due in full on June 30, 2001. The line of credit agreement requires that the Company maintain certain minimum net worth and working capital amounts and ratios. The Company was in compliance with the requirements at September 29, 2000.

    As discussed further in the notes to the consolidated financial statements, the Company is required by the workers' compensation program to collateralize a portion of its workers' compensation liability with irrevocable letters of credit. At September 29, 2000, the Company had provided its insurance carriers with letters of credit totaling $27.1 million. The letters of credit bear fees of 0.75% per year and are supported by an equal amount of available borrowings on the line-of-credit. Accordingly, at September 29, 2000, the Company had an outstanding balance of $1.9 million on the line-of-credit, $27.1 million was committed by the letters of credit and $31.0 million was available for borrowing.

    During 2000, the Company entered into a agreement to lease 144 automated CDMs for installation in the Company's dispatch offices opened in 2000. The fair market value of the CDMs at inception of the lease is approximately $2.2 million. The lease is payable over 60 months with an imputed interest rate of 7.18% and a residual payment equal to 20% of the CDMs' original cost. The lease is secured by the CDMs. During the thirty-nine weeks ended September 29, 2000, the Company installed 144 CDMs in dispatch offices throughout the United States. Accordingly, the Company recorded assets under capital lease and capital lease obligations totaling $2.2 million with future minimum lease payments over the next 5 years of approximately $0.4 million per year.

    Included in cash and cash equivalents at September 29, 2000, is approximately $17.4 million as compared to $14.4 million at October 1, 1999, of cash which is located in the CDMs for payment of temporary worker payrolls.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

    We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. At September 29, 2000, our purchased investments have maturities of less than 90 days. As such, an increase in interest rates immediately and uniformly by 10% from levels at September 29, 2000 would not have a material affect upon our cash and cash equivalent balances. Because of the relative short maturities of the investments we hold, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its cash and cash equivalents portfolio.

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

Part II. Other Information

Item 1. Legal Proceedings

    From time to time, the Company is subject to legal proceedings in the ordinary course of its operations. On July 19, 2000, Dale Kindle and Levoyd Williams filed an action in Georgia State Court, Fulton County. The suit was later amended, adding plaintiffs Quinton McGee and Jimmy T. Stringer, and was removed to the U.S. District Court for the Northern District of Georgia as Case No. 1:00-CV-2214-WBH (the "Kindle Litigation"). On August 17, 2000, Curtis Adkins filed an action in West Virginia State Court, Kanawha County, No. 00-C-2021 (the "Adkins Litigation"). On October 3, 2000, additional suits were filed in California and New York. Willie Wilkerson, Marco Medina and Arthur Demarchis filed an action in California State Court, Santa Clara County, No. CV792942 (the "Wilkerson Litigation"), and Anthony Flynn, Robert Hampton and Eugene Tonissen filed an action in New York State Court, Kings County, No. 35254/2000 (the "Flynn Litigation").

    The Kindle, Wilkerson and Flynn Litigation allege violations of state law in connection with the fees charged by the Company for voluntary use of the CDMs. The Kindle Litigation also claims violations of state law in allegedly charging workers transportation and equipment rental fees and in purportedly failing to obtain consent of workers to exposure to hazardous chemicals. The Adkins Litigation alleges violation of federal and state wage and hour laws for failing to pay workers for all hours worked. In each case, the plaintiffs are present or former workers for the Company and are seeking unspecified damages and certification of a class of workers. Except for the Adkins Litigation, the actions also request injunctive relief.

    The Company believes that it has complied with all federal and state laws at issue and that each of these cases is without merit. Consequently, the Company intends to vigorously defend each of these lawsuits. The Company believes that none of these proceedings, individually or in the aggregate, will have a material adverse impact on its financial condition or results of operations, although the Company can make no assurances in this regard.

Item 2. Changes in Securities

    In the third quarter of 2000, the Company repurchased and retired all outstanding shares of its preferred stock. The stock was repurchased at its par value of $0.131 plus accrued dividends. The Company currently has only one class of security outstanding, which is common stock.

Item 4. Submission of Matters to a Vote of Security Holders

    On October 25, 2000, at the Company's Annual Meeting of Shareholders ("the Annual Meeting") the shareholders of the Company voted to: (1) elect 6 directors and (2) to appoint Arthur Andersen LLP as the Company's independent auditors for the year ended December 31, 2000. The results of the proposals voted upon at the Annual Meeting are as follows:

			For	Against	Withheld	Abstain
1.	a)	Election of Robert J. Sullivan	32,932,107	—	3,484,893	—
	b)	Election of Richard L. King	35,758,380	—	658,620	—
	c)	Election of Thomas E. McChesney	33,731,475	—	2,685,525	—
	d)	Election of Richard W. Gasten	33,441,916	—	2,975,084	—
	e)	Election of Carl W. Schafer	33,635,199	—	2,781,801	—
	f)	Election of Joseph P. Sambataro, Jr.	33,663,648	—	2,753,352	—
2.		Ratification of Arthur Andersen LLP as the Company's independent auditors for the calendar year ended December 31, 2000.	33,755,681	2,582,564	—	78,754

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

  The following exhibit is being filed as a part of this Report:

Exhibit No.	Description
10.	Transition Agreement between Labor Ready, Inc. and Glenn Welstad dated July 2, 2000.
10.10	Form of equipment lease and related schedules at various dates Between the Company as lessor and LaSalle National Leasing Corporation as lessee.
27.	Financial Data Schedule as of September 29, 2000 and for the thirty-nine week period then ended.

(b)
Reports on Form 8-K

  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: LABOR READY, INC.
By:	/s/ RICHARD L. KING Richard L. King Chief Executive Officer and President	November 13, 2000 Date
By:	/s/ JOSEPH P. SAMBATARO, JR. Joseph P. Sambataro, Jr. Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	November 13, 2000 Date

QuickLinks

LABOR READY, INC. INDEX
  Item 1. Notes to Consolidated Financial Statements
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES