Form 10-K
period 2000-12-31
LABOR READY INC
filed 2001-03-30
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
/X/	For the year ended December 31, 2000.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
/ /	For the transition period from ___________ to ___________

Commission File Number 0-23828
LABOR READY, INC.
 (Exact name of registration as specified in its Charter)

Washington	91-1287341
(State of Incorporation of Organization)	(I.R.S. Employer Identification Number)

1015 A Street, Tacoma, Washington	98402
(Address of Principal Executive Offices)	(Zip Code)

(253) 383-9101
(Registrant’s Telephone Number)

Securities Registered Under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	The New York Stock Exchange

Securities Registered Under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /  /

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days.  YES   X    NO___.

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates (40,482 shares) of the Registrant at February 28, 2001 was approximately $161,928 million.  As of February 28, 2001, there were 40,884 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

LABOR READY, INC.
FORM 10-K
PART I.

Item 1.        Business

          Information in this Annual Report on Form 10-K includes forward-looking statements, which are often identified by the words “believes”, “anticipates” and similar expressions.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Factors which could affect the Company’s financial results are described below and in Item 7 of this report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Introduction

          Labor Ready, Inc. (the “Company”), incorporated in Washington in 1985, is a leading national provider of temporary workers for manual labor jobs.  The Company's customers are primarily businesses in the freight handling, warehousing, landscaping, construction and light manufacturing industries.  These businesses require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work.  The Company has rapidly grown from eight dispatch offices in 1991 to 816 dispatch offices at December 31, 2000.  All of the growth in dispatch offices was achieved by opening Company owned locations rather than through acquisitions.  The Company's revenues have grown from $6.0 million in 1991 to $976.6 million in 2000.  This revenue growth has been generated by opening new dispatch offices in markets throughout the U.S., Canada, United Kingdom and Puerto Rico.  In 2000, the average cost to open a new dispatch office was approximately $45,000 and dispatch offices opened in 2000 typically generated revenues sufficient to cover their operating costs within approximately one year.  The average revenue per dispatch office for offices in operation at the end of year and open for more than one full year was approximately $1.4 million in 2000 and $1.5 million in 1999.

Industry Overview

          The temporary staffing industry has grown rapidly in recent years as companies have used temporary employees to control personnel costs and to meet fluctuating personnel needs.  According to the Staffing Industry Report, the United States’ market for the industrial segment of the temporary staffing marketplace (which includes the short-term, light industrial market that the Company serves) grew at a compound annual growth rate of approximately 9% in 2000 and has forecasted another 9% increase in this $18 billion industry in 2001.  The Company believes the short-term light industrial segment of the temporary staffing industry is highly fragmented and presents opportunities for larger, well capitalized companies to compete effectively, mainly through systems and procedures which efficiently process a high volume of transactions, coordinate multi-location activities and manage workers’ compensation costs.

          Historically, the demand for temporary workers has been driven primarily by the need to satisfy peak production requirements and to temporarily replace full-time employees absent due to illness, vacation or abrupt termination.  More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs. The use of temporary workers typically shifts employment costs and risks, such as workers' compensation and unemployment insurance and the possible adverse effects of changing employment regulations, to temporary staffing companies, which can better manage those costs and risks.  In addition, through the use of temporary employees, businesses avoid the inconvenience and expense of hiring and firing regular employees.

Company Strategy

          The Company's goal is to maintain and enhance its stakeholder and shareholder value.  Key elements of the Company's strategy to achieve this objective are as follows:

•	Improve Revenue and Profit in all Offices. The Company's strategy is to increase revenues and profits in each dispatch office by expanding sales to existing customers and by aggressively expanding the number and mix of customers served. More experienced area directors and district managers assist the dispatch office manager in this process. The Company also coordinates sales and marketing strategies designed to complement these efforts, including a market sales manager, the development of national accounts, targeted direct mail, telemarketing campaigns and national advertising.

•	Provide Excellent Customer Service. The Company emphasizes excellence in customer service and maintains a commitment to providing a superior quality of service through policies such as opening offices no later than 5:30 a.m. and extending hours of operation where the market demands. One of the Company’s competitive advantages is that it is able to provide workers on short notice, usually the same day as requested and offers a "satisfaction guaranteed" policy. The Company is committed to supplying motivated workers to its customers. Most workers find the Company's "Work Today, Paid Today" policy appealing and arrive at the dispatch office early in the morning motivated to put in a good day's work and receive a paycheck at the end of the day. With the use of an automated Cash Dispensing Machine (“CDM”) at most dispatch offices, workers find the Company’s policy of “Work Today, Cash Today” even more appealing.

•	Grow Through Strategic Methods of Expansion. The Company has changed its philosophy about growth, turning from what was probably “too rapid expansion” to “controlled growth.” The Company is committed to only opening offices that can quickly reach or exceed performance standards, and closing offices that are under-performing. This strategy is calculated to increase average sales per dispatch office.

•	Improve Operating Efficiencies and Reduce Operating Costs. Due to extensive fragmentation in the short-term temporary labor market, the Company believes its national presence provides it with key operating efficiencies, competitive advantages and access to capital markets to provide needed working capital. The Company has standardized the operation, general design, staffing and equipment of its dispatch offices. In addition, the Company has designed and implemented a proprietary information system that efficiently manages an extensive, Company-wide employee, payroll, sales and customer database and provides management with valuable, timely management reporting.

•	Aggressively Recruit Temporary Workers. The Company has installed a CDM in most of its dispatch offices. With the CDMs in operation, workers have a choice of a daily paycheck or cash payment through the CDM. For workers choosing to use the CDM, The Company retains the change on each worker’s daily pay plus $1 for the service. Management believes the CDM program will enhance the Company’s ability to attract temporary workers. In 2000, the Company issued approximately 9.8 million payroll payments in the form of either check or cash to its temporary workers.

Dispatch Office Expansion

          The Company has rapidly grown from 106 dispatch offices at the beginning of 1996 to 816 dispatch offices at December 31, 2000.  The Company's expansion has been achieved primarily by opening Company owned dispatch offices.  During 2000, the Company opened 211 dispatch offices and closed 82, for a net increase of 129 new openings.  The following table sets forth the number and country of dispatch offices open at the end of each of the last five years. The information below does not include five Labor Ready franchised dispatch offices.

Labor Ready Dispatch Offices
by Country

	At December 31,
	2000	1999	1998	1997	1996
United States	765	670	474	308	196
Canada	33	15	11	8	4
Puerto Rico	4	1	1	--	--
United Kingdom	14	1	--	--	--
Total	816	687	486	316	200

          The Company currently anticipates opening approximately 50 new dispatch offices during 2001.  The Company will continue to analyze individual dispatch office performance, which may to lead additional dispatch office closures in 2001. The Company analyzes acquisition opportunities, and may from time to time pursue acquisitions in certain circumstances and may also alter the pace of its expansion based on future developments and market conditions.

          Economics of Dispatch Offices.  The Company has standardized the process of opening dispatch offices.  In 2000, the average aggregate cost of opening a new dispatch office was approximately $45,000.  Approximately $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs; the remaining $32,000 includes computer systems and other equipment related costs, leasehold improvements and a cash dispensing machine and related equipment.  These costs are not expected to increase significantly in 2001.  New dispatch offices are expected to generate revenue sufficient to cover their operating costs within one year.  On average, the volume necessary for profitable operations is approximately $12,000 per week.  Dispatch offices in operation at the end of the year and open for at least one full year generated average annual revenue of approximately $1.4 million in 2000.

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

          Dispatch Office Management.  The Company believes that the key factor determining the success of a new dispatch office is identifying and retaining an effective dispatch office manager.  Each dispatch office manager has primary responsibility for managing the operations of the dispatch office, including the recruiting and daily dispatch of temporary workers, sales and accounts receivable collection.  The Company pays monthly bonuses to qualifying dispatch office managers based on accounts receivable collections and gross margins during the month.

          Each dispatch office manager has primary responsibility for customer service and the dispatch office's sales efforts, including identifying and soliciting local businesses likely to have a need for temporary manual workers.  The Company's experience is that certain types of individuals are better suited to perform the critical management functions necessary for the dispatch office to generate the revenues required to achieve profitability, regardless of the size of the metropolitan area.  The Company commits substantial resources to the training, development, and operational support of its dispatch office managers.

Operations

          Dispatch Offices.  Typically, workers report to the dispatch office to be assigned jobs.  This process allows the Company to determine which workers are available for assignments and to provide the best match between the qualifications of those present and the customers work requirements.  Work assignments are filled on a nondiscriminatory basis.

          During the early morning hours, the dispatch office manager and an assistant coordinate incoming customer work orders, assign the available workers to the job openings for the day, and assist as necessary in arranging transportation to the job site.  Prior to dispatch, a branch employee makes sure workers have the basic safety equipment required for the job, such as boots, back braces, hard hats, or safety goggles, all of which are provided at no charge to the worker and the customer.  The customer provides additional safety and other equipment, if required.

             Some work assignments have been scheduled in advance, however, a majority of those are repeat work orders from customers.  A significant portion of the job openings are requested on short notice, often the same day as the workers are needed at the job site.

             The workers are provided with a work order, which is endorsed by the customer to confirm work performance, and which is presented at the dispatch office in order to receive payment for the hours worked.  Workers are generally paid daily by check, but with the addition of a CDM at most dispatch offices, workers have the choice of being paid each day in cash.  Computer systems at each dispatch office perform the calculations necessary to determine the wages, less taxes and applicable withholdings, and print security-controlled checks, which are distributed to each worker.  If the worker requests, the system instead prints a payroll voucher which contains a unique security code.   The worker enters the code into the CDM and their net pay is disbursed, less the change and $1 transaction fee for the CDM service.

          Dispatch offices generally open by 5:30 a.m. and generally remain open until the last temporary worker is paid. Dispatch offices are generally staffed with at least two full-time employees, including the dispatch office manager and a customer service representative.  Dispatch office managers manage the daily dispatch of temporary workers, and are responsible for monitoring and collecting receivables, managing the credit application process for each customer, inspecting customer job sites for site safety, and managing the sales and marketing efforts of the dispatch office.

          Employment applications are taken throughout the day for potential new temporary employees.  Applications are used to facilitate workers’ compensation safeguards and quality control systems by permitting the Company to test for alcohol or drugs in case of a work-related illness or injury, to establish various other conditions of employment, and to comply with applicable immigration requirements.

          Customers.  The Company's customers require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work.  The Company's customers are primarily businesses in the freight handling, warehousing, landscaping, construction and light manufacturing industries.  Over the past several years, the Company has been seeking to diversify its customer base to include more customers in the retail, wholesale, sanitation, printing, and hospitality industries.

          New dispatch offices initially target businesses in their market area with direct mail and telemarketing campaigns.  Dispatch office managers, the regional or local sales force and telemarketers are responsible for following up the marketing campaigns with telephone or personal calls.  Many customers have elements of seasonality in their workflow, especially customers in the construction and landscaping industries.  The Company currently derives its business from a large number of customers, and is not dependent on any single large customer for more than 1% of its revenues.  The Company's ten largest customers accounted for sales of $42.1 million, or 4.3% of total revenues in 2000 and $37.9 million, or 4.5% of total revenues in 1999.  While a single dispatch office may derive a substantial percentage of its revenues from a single customer, the loss of that customer would not have a significant impact on the Company's revenues.  During 2000, the Company provided temporary workers to over 290,000 customers.

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

          Credit and Collections.  The Company has implemented an automated credit and collections system that allows each dispatch office to establish a credit limit for new customers by telephonically accessing a computer based credit system.  Initial credit limits are based on a credit-scoring matrix developed by the Company.  The credit department, using other credit reporting agencies, bank/trade references and balance sheet analysis, reviews and approves additional credit extensions beyond those recommended by this system.  Initial credit limits range from COD to $100,000 and once a customer has reached 75% of its credit limit, the customer screen on the Company’s system has a red warning to alert the dispatch office to monitor more closely the activity of the customer.

             Sales and Marketing.  Marketing is accomplished primarily through telemarketing and direct-mail campaigns, yellow-page advertising, personal sales contacts, word of mouth, and billboard advertising.  Each dispatch office is responsible for its own sales and marketing efforts in its local market area in coordination with corporate marketing and advertising.  The dispatch office manager is primarily responsible for sales and customer service, with all branch employees being involved in sales and customer relations.  The Company purchases a direct marketing database, and from a centralized direct mail department, conducts an intensive direct-mail campaign in the local market area of each dispatch office.  For new dispatch offices, the direct-mail campaign targets a broad range of businesses in its local market area.  Follow-up mailings target business in the Company’s traditional market niche.  Follow-up telephone and personal calls on qualified leads are made by the dispatch office manager or a sales representative.

          When entering new markets, the Company allows for an initial advertising budget to generate an awareness of the new dispatch office.  When opening additional offices as warranted, based on area demographics, the Company can also expand and coordinate its marketing efforts to the benefit of other established offices in the local area.

          Temporary Workers.  Most workers find the Company's "Work Today, Cash Today" policy appealing and arrive at the dispatch office early in the morning ready to put in a good day's work and receive a paycheck or a CDM voucher for cash at the end of the day.  The majority of the workers are male and most are between the ages of 18 and 40 and live in low-income neighborhoods.

          The Company's daily pool of temporary workers at each dispatch office generally numbers between 40 and 200, depending upon the time of year.  Because of increasing diversification of the Company’s customer base and a wider dispersion of dispatch offices in different geographic areas of the United States, the Company is less dependent on weather than in its early years.  Good weather, nevertheless, brings incrementally more job orders and workers.  Consequently, the Company is busiest in the late spring, summer and early fall.

          Under the Company's "satisfaction guaranteed" policy, replacements for all unsatisfactory workers are promptly provided if the customer notifies the Company within the first two hours of work.  Employees who receive two complaints from customers are generally reprimanded or terminated.  The Company will immediately terminate any employee who agrees to take a work order and does not report at the customer's job site.  Any use of obscene language, alcohol or drugs on the dispatch office premises or at the customers’ job sites are grounds for immediate dismissal.  The Company lists workers who were terminated in a central database to prevent rehire by other dispatch offices.

          The Company withholds FICA and federal, state, and, where applicable, city and county income taxes from its temporary workers’ wages for disbursement to governmental agencies.  Additionally, the Company maintains federal and state unemployment insurance, and workers' compensation coverage for its temporary employees.

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

          The Company's "Work Today, Paid Today" policy is prominently displayed at most dispatch offices and, in the Company's experience, is a highly effective method of attracting temporary workers.  With the addition of a CDM at most dispatch offices, management believes that the Company’s “Work Today, Cash Today” policy is an added incentive for temporary workers.  Workers also find other Company policies attractive, such as the emphasis on worker safety, including Company provided safety training and equipment.  Temporary workers are also aware of the Company's no-fee policy toward customers who offer temporary workers a regular position.  The possibility of locating a regular position serves as an added incentive to the Company’s workers.

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

          Management, Employees and Training.  At December 31, 2000, the Company employed approximately 250 administrative and executive staff in the corporate office, and approximately 3,000 people as supervisors, dispatch office managers, customer service representatives, district managers, area directors and support staff.  Dispatch office managers report to district managers who in turn report to area directors.  For positions above dispatch office manager, the Company’s recruiting focus is on hiring management and supervisory personnel with experience in managing multi-location operations.

          After extensive interviews and tests, prospective district and dispatch office managers undergo approximately one week of training at the Company’s training center which is located at the corporate office in Tacoma, Washington and four weeks of on-the-job training at a dispatch office.  The training center is charged with providing the managers with the skills necessary for operating a dispatch office.  Staffed by experienced training professionals, the training center has developed a curriculum, training manuals, and instruction modules for the training program, which include rigorous sessions on topics such as marketing and direct mail, credit and collections, payroll and personnel policies, workers' compensation management and safety.  Customer service representatives receive on-the-job training at the branch where they work.

          Management Information Systems.  The Company has developed its own proprietary system to process all required credit, billing, collection, temporary worker payroll and related payroll information for tax returns, together with other information and reporting systems necessary for the management of hundreds of thousands of workers and staff in multiple locations.

          The system maintains all of the Company’s key databases, from the tracking of work orders to payroll processing to maintaining worker records.  The current system regularly exchanges all point of sale information between the corporate headquarters and the dispatch offices, including customer credit information and outstanding receivable balances.  Dispatch offices can run a variety of reports on demand, such as receivables aging, margin reports, and customer activity reports.  Area directors and district managers are able to monitor their territories from remote locations.  The Company believes its proprietary software system provides Labor Ready with significant competitive advantages over competitors that utilize less sophisticated systems.

          The Company’s system also provides it with key internal controls.  All work order tickets are entered into the system at the dispatch office level.  No payroll check can be issued at a dispatch office without a corresponding work ticket on the computer system.  When a payroll check or CDM voucher is issued, the customer’s weekly invoice and the dispatch office receivables ledger are automatically updated.  Printed checks have watermarks and computer-generated signatures that are difficult to duplicate.  The Company has developed a proprietary system, which allows the payroll software to generate either a payroll check, or at the workers’ option, a cash withdrawal from the dispatch office’s CDM. All cash receipts are received in lockbox accounts and are matched to customers’ receivable records using an automated data capture system.

          Workers' Compensation Program.  The Company provides workers’ compensation insurance for its temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (the 46 non-monopolistic states), the Company has purchased a deductible insurance policy.  Under terms of the policy, the Company’s workers’ compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit.  Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company.  Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company.

          The Company establishes its reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.

          For workers’ compensation claims originating in Washington, Ohio and West Virginia (the monopolistic states), Canada and Puerto Rico, the Company pays workers’ compensation insurance premiums as required by government administered programs.  The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and the previous claims experience of the Company.

          For workers’ compensation claims originating in the United Kingdom, the Company has purchased an employers’ liability insurance policy.

          The Company maintains a risk management department at its corporate headquarters to manage its insurers, third party claims administrators, medical service providers and to oversee its safety programs.  To reduce wage-loss compensation claims, the Company employs claims coordinators.  The claims coordinators manage the acceptance, processing and final resolution of claims and administer the Company’s return to work program.  Workers in the program are employed on customer assignments that require minimal physical exertion or within the Company in the local dispatch office.  The Company has an on-line connection with its third party administrator that allows the claims coordinators to maintain visibility of all claims, manage their progress and generate required management information.

Government Regulations

          Safety Programs.  As an employer, the Company is subject to applicable state and/or federal statutes and administrative regulations pertaining to job site safety.  Where states do not have a safety program certified by the federal Occupational Safety & Health Administration ("OSHA"), the Company is subject to the standards prescribed by the federal Occupational Safety & Health Act and rules promulgated by OSHA.  However, the Company’s temporary workers are generally considered the customer's employees while on the customer's job site for the purpose of applicable safety standards compliance.

          In 2000, the Company's accident rate was approximately one incident per 7,468 man hours worked, compared to the Company’s accident rate of approximately one incident per 7,769 per man hours worked in 1999.  The Company continues to emphasize safety awareness, which helps control workers' compensation costs, through training of its management employees and office staff, safety sessions with temporary workers, issuing safety equipment, monitoring job sites, and communicating with customers to promote job site safety.  Temporary workers are trained in safety procedures primarily by showing safety tapes at the beginning of their employment.  Bulletin boards with safety-related posters are prominently displayed.

          The Company maintains its own inventory of safety equipment at each dispatch office.  Standard equipment includes hard hats, metal-toed boots, gloves, back braces, earplugs, and safety goggles.  Equipment is checked out to workers as appropriate.  All construction jobs require steel-toed boots and a hard hat.  The dispatch office manager ensures that workers take basic safety equipment to job sites.

          Dispatch office personnel are trained to discuss job safety parameters with customers on incoming work order requests.  Managers conduct job site visits for new customer job orders and periodic "spot checks" of existing customers to review safety conditions at job sites.  Workers are encouraged to report unsafe working conditions to the Company.

          Wage and Hour Regulation.  Labor Ready is required to comply with applicable state and federal wage and hour laws.  These laws require the Company to pay its employees minimum wage and overtime at applicable rates when the employee works more than forty hours in a workweek.  In some states, overtime pay may be required after eight or ten hours of work in a single day.

Competition

          The short-term, manual labor sector of the temporary services industry is highly fragmented and highly competitive, with limited barriers to entry.  A large percentage of temporary staffing companies serving this sector of the industry are local operations with fewer than five offices.  Within local or regional markets, these firms actively compete with the Company for business.  The primary bases of competition among local firms are service, the ability to provide the requested amount of workers on time and price.  While entry into the market has limited barriers, lack of working capital frequently limits growth of smaller competitors.

          Although there are several large full-service and specialized temporary labor companies competing in national, regional and local markets, those companies have not yet aggressively expanded in the Company's targeted market segment.  However, many of these competitors have substantially greater financial and marketing resources than those of the Company.  One or more of these competitors may decide at any time to enter or expand their existing activities in the short-term, light industrial market and provide new and increased competition to Labor Ready.  The Company believes that, among the larger competitors, the primary competitive factors in obtaining and retaining customers are the cost of temporary labor, the quality of the temporary workers provided, the responsiveness of the temporary labor company, and the number and location of offices.  The presence of one or more temporary service competitors in a particular market can create significant pricing pressure and this pricing pressure could adversely impact profit margins.

Trademarks

          The Company's business is not presently dependent on any patents, licenses, franchises, or concessions.  "Labor Ready," and the service marks "Work Today, Paid Today" and “Work Today, Cash Today” are registered with the U.S. Patent and Trademark Office.  The Company has also been granted a patent by the U.S. Patent and Trademark Office for the system of controlling a network of CDMs for the disbursement of payroll.

Item 2.        Properties

          The Company leases virtually all of its dispatch offices.  Dispatch office leases generally permit the Company to terminate the lease on 90 days notice and upon payment of three months rent.  Certain leases have a minimum one-year term and require additional payments for taxes, insurance, maintenance and renewal options.

          The Company owns a 24,000 square foot building and a 44,000 square foot office building with an adjoining 10,000 square foot warehouse, which currently serve as Labor Ready’s corporate headquarters and administrative offices in Tacoma, Washington.  During 2000, the Company purchased a 157,000 square foot office building with an attached parking garage in downtown Tacoma, Washington, which will serve as the Company’s headquarters after occupancy.  Additionally, the Company owns a dispatch office in Tacoma, Washington.  Management believes all of the Company's facilities are currently suitable for their intended use.

Item 3.        Legal Proceedings

          From time to time, the Company is subject to legal proceedings in the ordinary course of its operations. On July 19, 2000, Dale Kindle and Levoyd Williams filed an action in Georgia State Court, Fulton County. The suit was later amended, adding plaintiffs Quinton McGee and Jimmy T. Stringer, and was removed to the U.S. District Court for the Northern District of Georgia (the "Kindle Litigation").  On August 17, 2000, Curtis Adkins filed an action in West Virginia State Court, Kanawha County (the "Adkins Litigation").  On October 3, 2000, Willie Wilkerson, Marco Medina and Arthur Demarchis filed an action in California State Court, Santa Clara County (the "Wilkerson Litigation"), and Anthony Flynn, Robert Hampton and Eugene Tonissen filed an action in New York State Court, Kings County (the "Flynn Litigation"). On February 14, 2001, Allen Yarbrough, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County (the “Yarbrough Litigation”).

          The Kindle, Wilkerson and Flynn Litigation allege violations of state law in connection with the fees charged by the Company for voluntary use of the CDMs.  The Kindle Litigation also alleges violations of state law in allegedly charging workers transportation and equipment rental fees and in purportedly failing to obtain consent of workers to exposure to hazardous chemicals.  The Adkins Litigation and Yarbrough Litigation allege violation of federal or state wage and hour laws for failing to pay workers for all hours worked.  In each case, the plaintiffs are present or former workers for the Company and are seeking unspecified damages and certification of a class of workers.  Except for the Adkins Litigation, the actions also request injunctive relief.

          On January 26, 2001, the court in the Wilkerson Litigation sustained the Company’s demurrer on all counts, dismissing the plaintiffs’ lawsuit in its entirety. On February 5, 2001, the plaintiffs filed an amended complaint in an effort to revive their claims.

          In February 2001, the Washington Department of Labor and Industries issued an assesment to the Company for $498,000 claimed to be owing for workers' compensation premiums for 1998, as well as $236,000 in interest and penalties.  The Company strongly disputes the assessment and intends to appeal.  The Department of Labor and Industries has stated that it will also audit the Company's payment of workers' compensation premiums for 1999 and 2000.  The Company believes that the Labor and Industries assessment and audits will not have a material adverse impact on its financial condition or results of operations, although no assurances can be made in this regard.

          The Company believes that it has complied with all federal and state laws at issue and that each of these cases is without merit.  Consequently, the Company intends to continue to vigorously defend each of these lawsuits.  The Company believes that none of these proceedings, individually or in the aggregate, will have a material adverse impact on its financial condition or results of operations, although the Company can make no assurances in this regard.

Item 4.        Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

PART II

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters

          The high and low bids during the fiscal quarters of 1999 and 2000 were as follows:

Quarter Ended	High*	Low*
April 2, 1999	18.80	13.50
July 2, 1999	27.63	15.50
October 1, 1999	22.33	9.94
December 31, 1999	14.75	9.88
March 31, 2000	11.94	7.94
June 30, 2000	10.56	5.75
September 29, 2000	6.31	3.75
December 31, 2000	3.94	2.63

*  Dollar amounts are adjusted to reflect the three-for-two stock split, which was effective on June 24, 1999.

          The Company had 716 shareholders of record as of December 31, 2000.  The quotation information has been derived from the NYSE.  No cash dividends have been declared on the Company’s common stock to date and the Company does not intend to pay a cash dividend on common stock in the foreseeable future.  Future earnings will be used to finance the growth and development of the Company.

Item 6.        Selected Financial Information.

          The following selected consolidated financial information of the Company has been derived from the Company’s audited Consolidated Financial Statements.  The data should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Summary Consolidated Financial And Operating Data
(in thousands, except per share data and number of offices)

	Year Ended December 31,
	2000	1999	1998	1997	1996
Statement of Operations Data:
Revenues from services	$976,573	$850,873	$606,895	$335,409	$163,450
Gross profit	292,480	263,507	183,971	98,742	47,919
Income before taxes, cumulative effect of change in accounting principle and extraordinary item	15,945	40,430	33,390	12,522	3,506
Cumulative effect of change in accounting principle and extraordinary item, net of income tax	—	(1,453)	—	—	(1,197)
Net income	10,059	23,124	19,799	6,963	724
Earnings per common share
Basic	$0.24	$0.54	$0.47	$0.17	$0.02
Diluted	$0.24	$0.53	$0.46	$0.17	$0.02
Weighted average shares outstanding (1)
Basic	42,295	42,521	41,694	41,504	35,697
Diluted	42,508	43,456	42,999	42,251	36,650

	At December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Current assets	$150,406	$134,931	$105,933	$65,617	$48,534
Total assets	205,423	174,481	130,736	80,367	64,125
Current liabilities	50,044	37,197	34,842	15,788	10,961
Long-term liabilities	43,275	26,148	15,397	6,538	1,572
Total liabilities	93,319	63,345	50,239	22,326	12,533
Shareholders’ equity	112,104	111,136	80,497	58,041	51,592
Cash dividends declared (2)	23	43	43	43	43
Working capital	100,362	97,734	71,091	49,829	37,573

Operating Data: (unaudited)
Revenues from dispatch offices open for full year	$877,115	$754,348	$508,980	$280,538	$133,156
Revenues from dispatch offices opened during year	$81,453	$96,525	$97,915	$54,871	$30,294
Revenues from dispatch offices closed during year	$18,005	--	--	--	--
Dispatch offices open at period end	816	687	486	316	200

(1)	The weighted average shares outstanding have been adjusted to reflect the three for two stock splits which were each effective on July 7, 1996, October 24, 1997, May 29, 1998 and June 24, 1999.
(2)	Represents cash dividends on Preferred Stock. In 2000, the Company repurchased all outstanding preferred stock. The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. See Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”.

Item 7.        Management's Discussion And Analysis Of Financial Condition And Results Of Operations

          The following discussion and analysis should be read in connection with the Company's Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this document.

Overview

          Labor Ready is a leading national provider of temporary workers for manual labor jobs.  The Company's customers are primarily in freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses.  The Company has rapidly grown from 106 dispatch offices in 1995 to 816 dispatch offices at December 31, 2000.  All of the growth in dispatch offices was achieved by opening Company owned locations rather than through acquisitions.  The Company's revenues grew from approximately $94.4 million in 1995 to $976.6 million in 2000.  This revenue growth has been generated by opening new dispatch offices in markets throughout the U.S., Canada, United Kingdom and Puerto Rico.  In 2000, the average annual revenue per dispatch office open for more than a full year was approximately $1.4 million in 2000 and approximately $1.5 million in 1999.

          The Company expects to open approximately 50 new dispatch offices in 2001 and will continue to analyze individual dispatch office performance, which may to lead additional dispatch office closures in 2001.  In 2000, the Company incurred costs of approximately $9.5 million to open 211 new dispatch offices, an average of approximately $45,000 per dispatch office.  Approximately $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs; the remaining $32,000 includes computer systems and other equipment related costs, leasehold improvements and a cash dispensing machine and related equipment.  Further, once open, the Company invests significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally within one year.  The Company pays its temporary workers on a daily basis, and bills its customers on a weekly basis.  The average collection cycle for 2000 was approximately 35 days.  Consequently, the Company historically has experienced significant negative cash flow from operations and investment activities during periods of high growth and may require additional sources of working capital in order to continue to grow.  See Liquidity and Capital Resources and Outlook: Issues and Uncertainties – Working Capital Requirements.

          Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months.  Inclement weather can slow construction and landscaping activities in such periods.  As a result, the Company has generally experienced a significant increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.  From time to time during peak periods, the Company experiences shortages of available temporary workers.  See "Outlook: Issues and Uncertainties — Availability of Temporary Workers."

          Cost of services includes the wages and related payroll taxes of temporary workers, workers' compensation expense, unemployment compensation insurance, and transportation.

          Temporary workers assigned to customers remain Labor Ready employees.  Labor Ready is responsible for employee-related expenses of its temporary workers, including workers' compensation, unemployment compensation insurance, and Medicare and Social Security taxes. The Company does not provide health, dental, disability or life insurance to its temporary workers. The Company bills its customers and pays its workers for the hours worked by the temporary workers assigned to the customer. Therefore, wages for the Company's temporary workers are a variable cost that increases or decreases directly in proportion to revenue.

          The Company has one franchisee, which operates five dispatch offices.  The Company does not intend to grant additional franchises.  Royalty revenues from the franchised dispatch offices were not material during any period presented herein.

          The Company is not dependent on any individual customer for more than 1% of its annual revenues.  During 2000, the Company provided temporary workers to more than 290,000 customers and filled more than 6.7 million work orders.

Results of Operations

          The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated.

	Year ended December 31,
	2000	1999	1998
Revenues from services	100.0%	100.0%	100.0%
Cost of services	70.0	69.0	69.7
Selling, general and administrative expenses	27.5	25.5	23.8
Depreciation and amortization	0.8	0.6	1.0
Interest expense and other, net	0.1	0.1	0.0
Income before taxes on income and cumulative effect of change in accounting principle	1.6	4.8	5.5
Net income	1.0	2.7	3.3

Years Ended December 31, 2000, 1999 and 1998

          Dispatch Offices.  The number of offices grew to 816 at December 31, 2000 from 687 locations at December 31, 1999, a net increase of 129 dispatch offices or 18.8%, and from 486 locations at December 31, 1998, a net increase of 201 dispatch offices or 41.4%.

          Revenues from Services.  Revenues from services increased to $976.6 million in 2000 as compared to $850.9 million in 1999, an increase of $125.7 million or 14.8%.  The increase in revenues is primarily due to the increase in the number of dispatch offices and an increase in the average bill rate offset by a decline in billable hours in mature stores.  Of the 211 year 2000 openings, the 197 remaining at year end produced average revenues of approximately $410,000 as compared to 1999 when the Company opened 201 offices, which had average revenues of $480,000.  Included in revenues from services for the years ended December 31, 2000 and 1999 were CDM fees of $8.3 million and $7.7 million, respectively.

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

	(in thousands)
	2000	1999	1998
Increase in revenues from dispatch offices open for full year	$44,247	$147,453	$173,571
Revenues from new dispatch offices opened during year	81,453	96,525	97,915
Total increase over prior year	$125,700	$243,978	$271,486

          Cost of Services.  Cost of services increased to $684.1 million in 2000 from $587.4 million in 1999, an increase of $96.7 million or 16.5%.  The increase in cost of services was due largely to the 14.8% increase in revenue from 1999 to 2000.  Cost of services was 70.0% of revenue in 2000 compared to 69.0% of revenue in 1999, an increase of 1.0%.  Cost of services as a percentage of revenues was higher in 2000 due to a one time benefit received, in the first quarter of 1999, for several changes made to the workers’ compensation program.  The increase in CDM fees in revenues from services had no effect on the increase in cost of services as a percentage of revenue from 2000 to 1999.

          Cost of services increased to $587.4 million in 1999 from $422.9 million in 1998, an increase of $164.5 million or 38.9%.  The increase in cost of services was due largely to the 40.2% increase in revenue from 1998 to 1999.  Cost of services was 69.0% of revenue in 1999 compared to 69.7% of revenue in 1998, an improvement of 0.7%.  Cost of services as a percentage of revenues decreased as compared to 1998 levels as the Company made several changes to its workers’ compensation program, which resulted in a benefit, offset by a slight increase to wages paid to workers.  The increase in CDM fees in revenues from services contributed 0.4% to the improvement in cost of services as a percentage of revenue from 1999 to 1998.

          Selling, General, and Administrative Expenses.  Selling, general and administrative expenses were $268.4 million in 2000 as compared to $217.3 million in 1999, an increase of $51.1 million, or 23.5%.  Selling, general and administrative expenses were 27.5% of revenues in 2000 as compared to 25.5% of revenues in 1999.  The increase in selling, general and administrative expenses as a percentage of revenue is due mainly to an increase in staffing costs.  Included in selling, general and administrative costs for the years ended December 31, 2000 and 1999 are CDM related expenses of $3.1 million and $2.9 million, respectively.  The Company expects that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as the Company from time to time upgrades its administrative capabilities to accommodate anticipated revenue growth.

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

          Depreciation and Amortization Expense.  Depreciation and amortization expenses were $7.4 million in 2000 and $4.8 million in 1999, an increase of $2.6 million or 54.2%.  The increase in depreciation and amortization expense is primarily due to the higher levels of depreciation resulting from the addition of $10.8 million in property and equipment during the year. These additions primarily include CDMs and related equipment, computer equipment, software and other equipment needed for the new offices opened during the period and to expand the Company’s data processing capabilities to accommodate the Company’s continued growth.  Included in depreciation and amortization expense for the years ended December 31, 2000 and 1999 is depreciation on CDMs of $1.7 million and $1.0 million, respectively.

          Depreciation and amortization expenses were $4.8 million in 1999 and $6.1 million in 1998, a decrease of $1.3 million or 21.3%.  The decrease in depreciation and amortization expense is primarily the result of the elimination of amortization expense when the Company adopted Statement of Position 98-5 (SOP 98-5).  Beginning in 1999, SOP 98-5 requires the Company to expense as incurred, pre-opening costs for new dispatch offices, and recognize as a cumulative effect of a change in accounting principle, a one-time charge for the unamortized balance of pre-opening costs.  The cumulative effect of adopting SOP 98-5 resulted in a $1.5 million charge, net of tax, in 1999 to relieve the unamortized balance of pre-opening costs.  Prior to the change, the Company had capitalized pre-opening costs and amortized them over two years.  Offsetting this decrease is higher levels of depreciation resulting from the addition of $15.2 million in property and equipment during the year. These additions primarily include CDMs and related equipment, computer equipment, software and other equipment needed for the new offices opened during the period and to expand the Company’s data processing capabilities to accommodate the Company’s continued growth.  Included in depreciation and amortization expense for the years ended December 31, 1999 and 1998 is depreciation on CDMs of $1.0 million and $0.6 million, respectively.

          Interest Expense and Other, Net.  The Company recorded net interest expense of $0.8 million for the period ending December 31, 2000 as compared to $1.0 million of expense for the same period in 1999.  The decrease in net interest expense was the result of increased cash flow, which enabled the Company to decrease its borrowings on the line of credit, offset by increases in interest expense on CDM leases and  higher letter of credit and line of credit fees than in 1999.  Additionally, cash balances held in CDMs for payment of temporary worker payrolls will continue to reduce cash for investing.

          The Company recorded net interest expense of $1.0 million for the period ending December 31, 1999 as compared to $0.3 million of expense for the same period in 1998.  The increase in net interest expense was the result of increases in interest expense on CDM leases, higher letter of credit and line of credit fees than in 1998 as a result of providing additional collateral to the Company’s workers’ compensation insurers and increasing the line of credit to $60 million, and an increase in borrowings on the line of credit.  Additionally, cash balances held in CDMs for payment of temporary worker payrolls will continue to reduce cash for investing.

          Taxes On Income.  Taxes on income decreased to $5.9 million in 2000 from $15.9 million in 1999, a decrease of $10.0 million or 62.9%.  The decrease in taxes is commensurate with the decrease in income from operations on a year over year basis. The Company’s effective tax rate was 36.9% in 2000 as compared to 39.2% in 1999.  The decrease in the effective income tax rate was primarily due to the losses of the Company’s foreign subsidiaries.  The principal difference between the statutory federal income tax rate and the Company’s effective income tax rate result from state income taxes and certain non-deductible expenses.

          Taxes on income increased to $15.9 million in 1999 from $13.6 million in 1998, an increase of $2.3 million or 16.9%.  The increase in taxes was due to the increase in income before taxes and cumulative effect of accounting change to $40.4 million for 1999 as compared to $33.6 million for 1998. The Company’s effective tax rate was 39.2% in 1999 as compared to 40.7% in 1998.  The decrease in the effective income tax rate was primarily due to the increase in the Company’s losses from foreign operations.  The principal difference between the statutory federal income tax rate and the Company’s effective income tax rate result from state income taxes and certain non-deductible expenses.

          The Company had a net deferred tax asset of approximately $19.3 million at December 31, 2000, resulting primarily from workers' compensation deposits, credits and reserves.  Due to the uncertainty of the realization of certain tax planning measures, the Company has established a valuation allowance against its net deferred tax asset in the amount of $0.4 million.

          Net Income.  Net income decreased to $10.1 million in 2000 from net income of $23.1 million in 1999, a decrease of $13.0 million or 56.3%.  This decrease in net income was related to the increase in cost of services, selling, general and administrative expenses and depreciation and amortization.

          Net income increased to $23.1 million in 1999 from net income of $19.8 million in 1998, an increase of $3.3 million or 16.7%.  This increase in net income is primarily the result of increased revenues and gross margins and decreases in amortization expense, offset by a one-time charge of $1.5 million related to the change in accounting principle for dispatch office pre-opening costs as discussed above.

Liquidity and Capital Resources

          Net cash provided by (used in) operating activities was $39.1 million, ($4.1 million) and $13.3 million, in 2000, 1999 and 1998, respectively.  The increase in cash flows from operations in 2000 as compared to 1999 is largely due to the increase in collections of accounts receivable along with an increase in accounts payable and reserves for workers’ compensation and a decrease in prepaid expenses offset by the decrease in year over year net income.

          The decrease in cash flows from operations in 1999 as compared to 1998 is largely due to the increase in accounts receivable and number of days in accounts receivable, income taxes and deferred income taxes. The increase in accounts receivable, of $44.2 million, is a result of the Company’s growth.  The decrease in cash flow for these items were offset by the non-cash provision for bad debt, depreciation and amortization and an increase in the reserve for workers’ compensation and net income for the year.

          The Company used net cash in investing activities of $18.3 million in 2000, $14.2 million in 1999 and $9.2 million in 1998.  The increase in cash used in investing activities in 2000 as compared to 1999 is due primarily to the increase in capital expenditures, which includes the Company’s new corporate headquarters.

          The increase in cash used in investing activities in 1999 as compared to 1998 is due primarily to the increase in capital expenditures incurred to open 201 new dispatch offices in 1999 and an increase to the Company’s data processing capabilities to accommodate the growth in dispatch offices and upgrade computer systems in existing locations.

          Net cash provided by (used in) financing activities was ($1.5 million), $9.3 million and ($0.1 million) in 2000, 1999 and 1998, respectively.  The increase in cash used in financing activities in 2000 as compared to 1999 is due mainly to the increase in the amount of preferred and common stock repurchased and retired by the Company offset by the increase in debt.  In 2000, the Company repurchased and retired approximately 2.4 million shares of common stock and 6.5 million shares of preferred stock at a cost of approximately $10.8 million for the common shares and $0.9 million for the preferred shares.  The Company also made payments of $1.4 million on the CDM capital leases.

          The increase in cash provided by financing activities in 1999 as compared to 1998 is due mainly to the increase in short term borrowings and proceeds from the sale of stock through stock options and warrants exercised and the Company’s employee benefit plans.  Additionally, in 1999, the Company made payments of $0.9 million on the CDM capital leases and used cash of $1.4 million to repurchase 136,300 shares of its common stock on the open market.

          During 1999, the Company entered into a line-of-credit agreement with U.S. Bank (“U.S. Bank Agreement”).  This agreement allows the Company to borrow up to the lesser of $60 million or 80% of eligible accounts receivable, as defined by the bank, with interest at the lesser of the bank’s prime rate (9.50% at December 31, 2000) or the London Inter-Bank Offering Rate (LIBOR) plus 1.25%.  The agreement is secured primarily by the Company’s accounts receivable and is due in full on June 30, 2001.  The line of credit agreement requires that the Company maintain minimum net worth and working capital amounts.  The Company was in compliance with the requirements at December 31, 2000.  Subsequent to year end, the Company replaced this agreement with a $100 million accounts receivable securitization facility.

          In 2000, the Company entered into a secured credit facility with U.S. Bank for the purchase of a building in downtown Tacoma, WA.  The agreement allows the Company to borrow up to $10.0 million with interest at the London Inter-Bank Rate plus 1.30%.  This facility is secured by the First Deed of Trust on subject property and cross-collateralized with the Company’s accounts receivable and is due in full on November 30, 2001.  The Company had $6.2 million outstanding at December 31, 2000.  The Company expects to move its corporate headquarters and administrative offices to this building in 2001.  Subsequent to year end, this loan has been repaid in full.

          As discussed further in the consolidated financial statements, the Company is required by the workers’ compensation program to collateralize a portion of its workers’ compensation liability with irrevocable letters of credit.  At December 31, 2000, the Company had provided its insurance carriers with letters of credit totaling $27.1 million.  The letters of credit bear fees of .75% per year and are supported by an equal amount of available borrowings on the line-of-credit.  Accordingly, at December 31, 2000, no borrowings were outstanding on the line-of-credit, $27.1 million was committed by the letters of credit and $32.9 million was available for borrowing.  Subsequent to year end, the Company increased its outstanding letters of credit by $16.2 million.

          Subsequent to year end, the Company entered into a $100 million accounts receivable securitization facility (the “Accounts Receivable Facility”).  The Accounts Receivable Facility provides loan advances through the sale of substantially all of the Company’s eligible domestic accounts receivable to a wholly owned subsidiary of the Company.  The Accounts Receivable Facility includes a corporate guarantee by the Company and requires the Company to meet similar financial covenants to those set forth in the U.S Bank Agreement.

          Historically, the Company has financed its operations through cash generated by external financing including term loans and lines of credit.  The principal use of cash is to finance the growth in receivables and the cost of opening new dispatch offices.  The Company may experience cash flow deficits from operations and investing activities while the Company expands its operations, including the acceleration of opening new dispatch offices.  Management expects cash flow deficits to be financed by profitable operations, the use of the Company’s line-of-credit, and may consider other equity or debt financings as necessary.  The Company analyzes acquisition opportunities from time to time and may pursue acquisitions in certain circumstances.  Any acquisitions the Company enters into may require additional equity or debt financing.

Item 7A.      Qualitative and Quantitative Disclosures About Market Risk

          We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At December 31, 2000, our purchased investments have maturities of less than 90 days.  As such, an increase in interest rates immediately and uniformly by 10% from levels at December 31, 2000 would not have a material affect upon our cash and cash equivalent balances.  Because of the relative short maturities of the investments we hold, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its cash and cash equivalents portfolio.

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

          If we fail to manage our growth effectively, our results will suffer.  Our growth is dependent upon such factors as our ability to attract and retain sufficient qualified management personnel to manage multiple and individual dispatch offices, the availability of sufficient temporary workers to meet customer needs, workers’ compensation costs, collection of accounts receivable and availability of working capital, all of which are subject to uncertainties.  We must continually adapt our management structure and internal control systems as we continue our growth.

          The loss of any of our key personnel could adversely affect us.  In 2000, we experienced significant turnover in key members of our management team, including our Chief Executive Officer.  We must successfully integrate all new management and other key positions within our organization in order to achieve our operating objectives.  As a result, our future financial performance depends on our ability to recruit, motivate and retain key management personnel.

          The costs of government regulations and workers’ compensation are significant.  We incur significant costs to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers’ compensation and unemployment insurance.  In the past year, certain special interest groups engaged lobbyists and coordinated regulatory and legal actions directed against us designed to further their own interests.  The states of Ohio and Washington have also recently audited and challenged certain of our worker classifications for our workers’ compensation purposes.  These audits may result in us paying additional premium charges and/or penalties that could impact our financial performance.  We have purchased private insurance policies in all states other than Washington, Ohio and West Virginia.  Therefore, we do not believe we will be exposed to material additional premium charges or penalties based on classification of work in states where we have insurance coverage.  However, we can not assure you that the insurance will be adequate or that the providers will continue to renew our coverage in the future periods.  In general, we attempt to increase fees charged to our customers to offset increased costs relating to these laws and regulations, but may be unable to do so.  If Congress or state legislatures adopt laws specifying benefits for temporary workers or otherwise impacting our operations, demand for our services may be adversely affected.  In addition, workers’ compensation expenses are based on our actual claims experiences in each state and the actual aggregate workers’ compensation costs may exceed estimates.

          Our business depends extensively on recruiting and retaining qualified dispatch office managers.  We rely heavily on the performance and productivity of our dispatch office managers, who manage the operation of the dispatch offices, including recruitment and daily dispatch of temporary workers, marketing and providing quality customer service.  We opened 201 dispatch offices in 1999 and 211 in 2000.  We expect to open approximately 50 offices in 2001.  We must recruit a sufficient number of managers to staff each new office and to replace managers lost through attrition or termination.  Our future growth and performance depend on our ability to hire, train and retain qualified managers from a limited pool of qualified candidates who frequently have no prior experience in the temporary employment industry.

          Our growth and expansion requires significant working capital to finance our business.  While our cash flow was positive in 2000, we have historically experienced periods of significant negative cash flow from operations and investment activities resulting from the rapid growth in the number of dispatch offices.  In 2000, we incurred costs of approximately $9.5 million to open 211 new dispatch offices, an average of approximately $45,000 per dispatch office.  Once open, we invest significant additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs.  In addition, we pay our temporary personnel on a daily basis and bill our customers on a weekly basis.  As a result, we must maintain sufficient cash reserves to pay our temporary personnel prior to receiving payment from our customers.  We expect to require additional sources of capital in order to continue to grow especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.  In early 2001, we entered into a new credit facility with GE Capital that contains significant financial covenants.  In the event that we do not comply with the covenants and GE Capital does not consent to such non-compliance, we will be required to seek additional sources of capital to satisfy our liquidity needs.  There can be no assurance that such additional sources will be available to us or, if available, at commercially reasonably terms.  In addition, we may issue additional equity or debt securities to finance any such capital needs, which could result in dilution to existing shareholders.

          Our industry incurs all the risk associated with employing manual labor, including the risk of litigation, which we try to manage but can lead to significant potential liability.  From time to time we are party to litigation in the ordinary course of our business.  In the past year, certain special interest groups have coordinated legal actions directed at us designed to further their own interests.  We can not assure you that such litigation will not disrupt our business or impact our financial results, due to the costs of defending against such litigation, any judgments that may be awarded against us, and the loss of significant management time devoted to such litigation.  Temporary staffing companies, such as ours, employ people in the workplace of their customers.  This creates a risk of potential litigation based on claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity, and other claims.  While we try to limit our liability by contract, we may be held responsible for the actions at a job site of workers not under our direct control.  Like other temporary staffing companies, we are also affected by fluctuations and interruptions in the business of their customers.

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

Item 8.        Financial Statements and Supplementary Data

          The financial statements and supplementary data required hereunder are included in Item 14 hereof.

Item 9.        Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

          None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

Tenure of Directors and Officers

          The names, ages and positions of the directors, executive officers and certain key employees of the Company as of March 1, 2001 are listed below along with their business experience during the past five years.  No family relationships exist among any of the directors or executive officers of the Company.

Name	Age	Position
Richard L. King	51	Director, Chief Executive Officer and President
Robert J. Sullivan	70	Chairman of the Board of Directors
Ronald L. Junck	53	Executive Vice President, General Counsel and Secretary
Steven C. Cooper	38	Executive Vice President and Chief Financial Officer
Matthew J. Rodgers	38	Executive Vice President of Operations
Todd A. Welstad	31	Chief Information Officer
Richard W. Gasten	63	Director, President of Labour Ready Temporary Services, Ltd.
Thomas E. McChesney	54	Director
Gates McKibbin	54	Director
George Northcroft	55	Director
Joseph P. Sambataro, Jr. (1)	50	Director and Executive Vice President
Carl W. Schafer	65	Director

(1)	Mr. Sambataro resigned as the Chief Financial Officer on January 9, 2001 and will retire from his Executive Vice President duties as of March 31, 2001. Mr. Sambataro will remain on the Board of Directors.

Business Experience

          The business experience and brief resumes on each of the Directors, Executive Officers, and significant employees are as  follows:

          Richard L. King has served as a Director since July 2000 and as Chief Executive Officer and President since May 2000. Prior to joining Labor Ready, Mr. King was Chief Operating Officer and President of Albertson’s, Inc. from 1996 to June 1999.  During his tenure at Albertson’s, King had responsibility for a $16 billion operation, with more than 100,000 employees and nearly 1,000 stores.

          Robert J. Sullivan has served as Chairman of the Board of the Company since July 2000 and as a Director since November 1994.  Mr. Sullivan has an extensive career of over 35 years in financial management with Price Waterhouse & Co. and as a member of executive management with companies listed on NYSE and AMEX.

          Ronald L. Junck has served as Executive Vice President and General Counsel of the Company since February 1998.   Mr. Junck has been Secretary since 1995 and was a Director from 1995 through 2000.  From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions, and served as outside counsel for the Company from its inception in 1989 until he joined the Company as General Counsel.

          Steven C. Cooper has served as Executive Vice President and Chief Financial Officer since January 2001.  Mr. Cooper served as the Company’s Vice President of Finance since August 2000 and joined the Company in April 1999 as Corporate Controller.  Prior to joining the Company, Mr. Cooper's most recent position was with Arthur Andersen as a Senior Manager from 1998 to 1999. From 1993 to 1998, Mr. Cooper held a Director position in the Finance Department of Albertson’s.  Previous to that he was a Senior Manager with Deloitte & Touche.

          Matthew J. Rodgers has served as Executive Vice President of Operations since February 2001.  Mr. Rodgers joined Labor Ready in February of 1998 and has served as a District Manager, Area Director and Regional Vice President.  Prior to joining the Company, Mr. Rodgers most recent position was with Cugino, Inc., a foodservice franchising company from 1996 to 1998.  Prior to that, Mr. Rodgers obtained over 12 years of operations and management experience in various multi brand franchise businesses.

          Todd A. Welstad has served as Chief Information Officer of the Company since August 1997. Mr. Welstad joined the Company in January 1994 in operations and worked as a Systems Analyst for Labor Ready.  Prior to 1994, Mr. Welstad worked in Information Systems at Micro-Rel, a division of Medtronics.

          Richard W. Gasten has served as a Director of the Company since August 1996.  Mr. Gasten has also served as a Director of Labour Ready Temporary Services, Ltd., the Company’s Canadian subsidiary.  Mr. Gasten was appointed to President of Labour Ready in September 2000.  Mr. Gasten has over 25 years experience as a member of executive management with Western Capital Trust Company, Vancouver, B.C., Unity Bank of Canada and The Bank of Nova Scotia.

          Gates McKibbin has served as a Director of the Company since March 1, 2001. Since 1996, Ms. McKibbin has been self employed and developed a number of comprehensive leadership programs for large, nationally respected organizations.  Prior to her consulting she was Vice President of Change Management for Bank of America.

          Thomas E. McChesney has served as a director of the Company since July 1995.  In September 1996, Mr. McChesney became associated with Blackwell Donaldson and Company, as director of investment banking.  Mr. McChesney is also a director of USOL Holdings Inc., a NASDAQ listed company and Nations Express, Inc.

          George Northcroft has served as a Director of the Company since March 1, 2001.  Since 1994, Mr. Northcroft  has served as the Treasury Director for Nordstrom.  He has over 25 years of financial management, consumer credit and marketing experience with Fortune 100 corporations.

          Joseph P. Sambataro, Jr. has served as a Director of the Company since January 2000.  Mr. Sambataro joined the Company in August 1997 as Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary and served these functions until recently and will retire from his Executive Vice President duties on March 31, 2001.  Prior to joining the Company, he served as the Managing Partner of the Seattle office of BDO Seidman, LLP, an accounting and consulting firm, from 1990 to 1997.

          Carl W. Schafer has served as a Director of the Company since September of 1999.  Mr. Schafer currently serves as President of The Atlantic Foundation.  Prior to his work with The Atlantic Foundation, Mr. Schafer’s experience includes the U.S. Bureau of the Budget, Financial Vice President and Treasurer of Princeton University, Chairman of the investment advisory committee for the Howard Hughes Medical Institute and Principal of Rockefeller & Co., Inc.  He also serves on various boards including the Paine Webber and Guardian Groups of mutual funds.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company’s officers and directors and certain other persons to timely file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission.  Copies of the required filings must also be furnished to the Company.  Based solely on its review of such forms received by it or representations from certain reporting persons, the Company believes that during 2000 all applicable Section 16(a) filing requirements were met.

Item 11.      Executive Compensation

          The following table sets forth the compensation earned by each person who served as Chief Executive Officer and the next four most highly compensated executive officers of the Company during 2000.

SUMMARY COMPENSATION TABLE (1)

	Annual Compensation		Long-term Compensation Awards	All Other Compensation
Name and Position	Year	Salary ($)	Securities Underlying Options/ SARs(#)	Matching 401(k) Contributions	Split Dollar Life Insurance
Richard L. King	2000	290,608	500,000	$-	-
Director, Chief Executive Officer
and President

Glenn A. Welstad (2)	2000	259,161	-	-	$166,000
Chairman of the Board,	1999	519,231	30,000	$2,500	$166,000
Chief Executive Officer and President	1998	497,380	45,000	$2,500

Ronald L. Junck	2000	250,000	42,000	-	-
Executive Vice	1999	207,692	30,000	-	-
President, General Counsel and Secretary	1998	73,077	382,500	-	-

Joseph P. Sambataro, Jr. (3)	2000	250,000	12,000	$2,625	-
Director, Executive Vice President and	1999	207,692	30,000	$2,500	-
Chief Financial Officer	1998	192,692	45,000	$1,731	-

Todd A. Welstad	2000	250,000	42,000	$2,500	-
Chief Information Officer	1999	193,143	30,000	$1,932	-
	1998	137,769	45,000	$1,378	-

(1)	None of the named executives received compensation reportable under the Restricted Stock Awards or Long-Term Incentive Plan Payouts columns.
(2)	Effective June 30, 2000, Mr. Glenn Welstad resigned as Chairman of the Board and effective May 16, 2000, he resigned as Chief Executive Officer and President.
(3)	Mr. Sambataro resigned as the Chief Financial Officer on January 9, 2001 and will retire from his Executive Vice President duties as of March 31, 2001. Mr. Sambataro will remain on the Board of Directors.

Option Grants During 2000 Fiscal Year

          The following table provides information related to options granted to the named executive officers during 2000.

Option/SAR Grants in Last Fiscal Year

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Securities Underlying Options/SARS Granted (2)	% of total Options/SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(3)	Expiration Date	5%	10%
Richard L. King Director, Chief Executive Officer and President	350,000 150,000	18.2% 7.8%	10.00 4.81	5/16/05 8/1/05	969,472 199,995	2,148,764 443,326
Glenn Welstad (4) Chairman of the Board, Chief Executive Officer and President	—	—	—	—	—	—
Ronald L. Junck Executive Vice President, General Counsel and Secretary	12,000 30,000	0.6% 1.6%	8.25 3.94	3/1/05 10/24/05	27,393 32,690	60,637 72,379
Joseph P. Sambataro, Jr. (5) Director, Executive Vice President and Chief Financial Officer	12,000	0.6%	8.25	3/1/05	27,393	60,637
Todd A. Welstad Chief Information Officer	12,000 30,000	0.6% 1.6%	8.25 3.94	3/1/05 10/24/05	27,393 32,690	60,637 72,379

(1)	The potential realizable value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company’s Common Stock over the term of the options. These numbers do not take into account certain provisions of the options providing for cancellation of the option following termination of employment.

(2)	Options to acquire shares of Common Stock. The options vest 25% annually over the next four years.
(3)	The option exercise price may be paid in shares of Common Stock owned by the executive officer, in cash, or in any other form of valid consideration or a combination of any of the foregoing, as determined by the Compensation Committee in its discretion.

(4)	Effective June 30, 2000, Mr. Glenn Welstad resigned as Chairman of the Board and effective May 16, 2000, he resigned as Chief Executive Officer and President.
(5)	Mr. Sambataro resigned as the Chief Financial Officer on January 9, 2001 and will retire from his Executive Vice President duties as of March 31, 2001. Mr. Sambataro will remain on the Board of Directors.

Option Exercises During 2000 and Year End Option Values

          The following table provides information related to options exercised by the named executive officers during 2000 and the number and value of options held at year-end.  The Company does not have any outstanding stock appreciation rights (“SARs”).

AGGREGATE OPTION/SAR EXERCISES IN 2000 AND
YEAR END OPTION/SAR VALUE

			Number of Securities Underlying Unexercised Options/SARs at December 31, 2000 (#)		Value of Unexercised in-the-Money Options/SARs at December 31, 2000 ($) (1)

Name

Shares Acquired on Exercise (#)

Value Realized ($)

Exercisable

Unexercisable

Exercisable

Unexercisable

Richard L. King Director, Chief Executive Officer and President	—	—	—	500,000	$—	$—
Glenn Welstad (2) Chairman of the Board, Chief Executive Officer And President	—	—	—	—	$—	$—
Ronald L. Junck Executive Vice President, General Counsel and Secretary	—	$4,933	286,499	141,376	$—	$—
Joseph P. Sambataro, Jr. (3) Director, Executive Vice President and Chief Financial Officer	—	—	217,119	57,000	$—	$—
Todd A. Welstad Chief Information Officer	507	—	148,503	85,255	$21,847	$—

(1)	The closing price for the Company’s common stock as reported by the New York Stock Exchange on December 29, 2000, was $3.31.
(2)	Effective June 30, 2000, Mr. Glenn Welstad resigned as Chairman of the Board and effective May 16, 2000, he resigned as Chief Executive Officer and President.
(3)	Mr. Sambataro resigned as the Chief Financial Officer on January 9, 2001 and will retire from his Executive Vice President duties as of March 31, 2001. Mr. Sambataro will remain on the Board of Directors.

Compensation Committee Report on Executive Compensation

          The Company’s executive compensation is determined by a compensation committee comprised of three members of the Board of Directors, Messrs. McChesney, Sullivan and Schafer.  The philosophy of the Company's executive compensation program is that compensation of executive officers should be directly and materially linked both to the operating performance of the Company and to the interests of Shareholders.

          Annual cash compensation, together with stock options, is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long term success of the Company.  The annual compensation of Mr. King, the Company’s Chief Executive Officer, has been set by a written employment contract entered into in 2000, which set compensation at $475,000 per year, subject to annual increases.  Mr. King is also eligible to receive stock under the Company’s Employee Stock Option and Incentive Plan, as administered by the Compensation Committee of the Board of Directors.  In 2000, the Board of Directors approved grants of stock options to management and administrative personnel as indicated in the preceding tables.  Under the plan as approved, each of the executive officers of the Company received a grant of 12,000 options.  All future grants and executive compensation are subject to annual approval by the Compensation Committee.

          With respect to other executive officers compensation, the Compensation Committee sets salaries based on recommendations of the CEO, unless the officer’s salary is established by written contract. Annual salary increases are typically modest, except to reflect changes in responsibilities.  The Compensation Committee compares the salaries with those  of comparable positions at companies of comparable revenue size in the Pacific Northwest.  These companies are selected informally without the use of a compensation consultant.

Employment Agreements:

          In May of 2000, the Company entered into an employment agreement with Richard King, the Company’s Chief Executive Officer and President, which provides for annual compensation of $475,000, subject to annual increases on the anniversary date of the agreement at the discretion of the Compensation Committee. In addition, the employment agreement provides for a bonus, as determined by the Compensation Committee, based on Mr. King’s performance and the overall performance of the Company.  The agreement provides Mr. King with options to purchase 350,000 shares of the Company’s common stock at its fair market value of $10.00 at date of grant.  Under this plan, 62,500 options vest annually through May of 2004 and the remaining 100,000 shares vest in November of 2004. The agreement expires in 2005.

          In February 1998, the Company entered into an employment agreement with Ronald L. Junck, the Company’s Executive Vice President, General Counsel and Secretary, which provides for initial annual compensation of $16,667 per month, subject to annual increases on the anniversary date of the agreement at the discretion of the Board of Directors. In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Junck’s performance and the overall performance of the Company.  The agreement provides Mr. Junck with options to purchase 337,500 of the Company’s common stock at its fair market value of $9.22 at date of grant.  42,188 options vest semi-annually to 2001. The agreement expires in 2002.

          In August 1997, the Company entered into an employment agreement with Joseph P. Sambataro, Jr., the Company’s Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary, which provides for initial annual compensation of $13,500 per month, subject to annual increases on the anniversary date of the agreement at the discretion of the Board of Directors.  In addition, the employment agreement provides for a bonus, as determined by the compensation committee, based on Mr. Sambataro’s performance and the overall performance of the Company.  The agreement provides Mr. Sambataro with options to purchase 405,000 of the Company’s common stock at its fair market value of $3.70 at date of grant.  101,250 of the options vest on the date of grant and 50,625 options vest semi-annually to 2000. The agreement expires in 2001.  Mr. Sambataro resigned as the Chief Financial Officer on January 9, 2001 and will retire from his Executive Vice President duties as of March 31, 2001.  Mr. Sambataro will remain on the Board of Directors.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of December 31, 2000 for (i) each person known to the Company to own beneficially 5% or more of the Common Stock as of December 31, 2000, (ii) each director of the Company, (iii) each executive officer of the Company required to be identified as a named executive officer pursuant to Item 402 of Regulation S-K and (iv) all officers and directors of the Company as a group.  Except as otherwise noted, the named beneficial owner has sole voting and investment power.  As of December 31,2000, the Company had no other classes of outstanding equity securities.

Name & Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(Number of Shares)(1)	Percent of Class
Richard L. King	Common Stock	14,000	*
Ronald L. Junck (1)	Common Stock	538,099	1.3%
Joseph P. Sambataro, Jr (1) (2)	Common Stock	294,148	*
Todd A. Welstad (1)	Common Stock	224,811	*
Robert J. Sullivan (1)	Common Stock	146,915	*
Richard W. Gasten (1)	Common Stock	52,572	*
Thomas E. McChesney (1)	Common Stock	202,591	*
Carl W. Schafer (1)	Common Stock	4,000	*
Wanger Asset Management, L.P. (3) (6)	Common Stock	3,293,000	8.1%
Wallace R. Weitz & Company (4) (7)	Common Stock	5,266,700	12.9%
William C. and Gloria A. Newton (5) (8)	Common Stock	3,136,610	7.7%
All Officers and Directors as a Group (8 Individuals) (1)	Common Stock	1,477,136	3.6%

*	Less than 1%.
(1)	Beneficial ownership is calculated in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended and includes shares of Common Stock issuable upon exercise of options, warrants, and other securities convertible into or exchangeable for Common Stock currently exercisable or exercisable within 60 days of December 31, 2000.

(2)	Mr. Sambataro resigned as the Chief Financial Officer on January 9, 2001 and will retire from his Executive Vice President duties as of March 31, 2001. Mr. Sambataro will remain on the Board of Directors.

(3)	The business address of Wanger Asset Management, L.P. is 227 West Monroe Street, Suite 3000, Chicago, IL 60606.
(4)	The business address of Wallace R. Weitz & Company is 1125 South 103rd Street, Suite 600, Omaha, NE 68124-6008.
(5)	The business address of Mr. and Mrs. Newton is 5300 North Prince Place, Jackson Hole, WY 83001-9260.
(6)	Shared voting power between Liberty Wanger Asset Management, L.P (“WAM”), WAM Acquisition GP, Inc., the general partner of WAM and Liberty Acorn Trust.
(7)	Sole voting power.
(8)	Mr. and Mrs. Newton have shared voting power on 2,401,210 common shares. Mr. Newton has sole voting power on 735,100 common shares and Mrs. Newton has sole voting power on 300 common shares.

Item 13.      Certain Relationships and Related Transactions

          On June 21, 2000, a $3.5 million unauthorized loan was issued to then Chairman of the Board, Glenn Welstad.  The loan was repaid on June 27, 2000 with interest of $5,542 (9.5% annual interest rate).

          In the third quarter of 2000, the Company paid Mr. Welstad  $650,447 for the purchase of his 4,814,739 shares of preferred stock and the accumulated dividends.

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          The Financial Statements are found on pages F-1 through F-19 of this Form 10-K.  The Financial Statement Table of Contents is on Page F-1.  The Exhibit Index is found on Page 29 and 30 of this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.
/s/ Richard L. King	3/30/01
Signature	Date
By: Richard L. King, Director, Chief Executive Officer and President

/s/ Steven C. Cooper	3/30/01
Signature	Date
By: Steven C. Cooper, Chief Financial Officer and Executive Vice President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard L. King	3/30/01
Signature	Date
Richard L. King, Director, Chief Executive Officer and President

/s/ Robert J. Sullivan	3/30/01
Signature	Date
Robert J. Sullivan, Chairman of the Board

/s/ Richard W. Gasten	3/30/01
Signature	Date
Richard W. Gasten, Director

/s/ Thomas E. McChesney	3/30/01
Signature	Date
Thomas E. McChesney, Director

/s/ Joseph P. Sambataro, Jr.	3/30/01
Signature	Date
Joseph P. Sambataro, Jr., Director

/s/ Carl W. Schafer	3/30/01
Signature	Date
Carl W. Schafer, Director

EXHIBIT INDEX

FORM 10-K
Labor Ready, Inc.

Exhibit Number	Description
3	Articles of Incorporation	(1)
3.1	Articles of Amendment to Articles of Incorporation	(1)
3.2	Bylaws	(1)
4	Instruments Defining Rights of Security Holders	(1)
4.1	Rights Agreement Dated January 6, 1998	(2)
10	Material Contracts
10.1	Warrant Purchase Agreements	(1)
10.2	Employment Agreement between Labor Ready, Inc. and Joseph P. Sambataro, Jr. dated August 1, 1997	(1)
10.3	Business Loan Agreement between Labor Ready, Inc. and U.S. Bank of Washington, N.A., dated February 3, 1999	(1)
10.4	Form of Lease for Labor Ready, Inc. dispatch office	(1)
10.5	1996 Employee Stock Option and Incentive Plan	(1)
10.6	1996 Employee Stock Purchase Plan	(1)
10.7	Form of equipment lease and related schedules at various dates between the Company as lessor, T&W Financial Corporation as Lessee and Diebold Corporation as Vendor	(1)
10.8	Employment Agreement between Labor Ready, Inc. and Ronald L. Junck dated March 20, 1998	(1)
10.9	Bond to Secure Premium and Deductible Obligations between Labor Ready, Inc. Travelers Casualty and Surety Company of America, Reliance National Indemnity Company dated February 16, 1999	(1)
10.10	Form of equipment lease and related schedules at various dates between the Company as lessor, Wells Fargo Equipment Finance, Inc. as lessee	(1)
10.11	Executive Employment Agreement between Labor Ready, Inc. and Richard L. King dated May 16, 2000	(1)
10.12	Transition Agreement between Labor Ready, Inc. and Glen Welstad dated July 2, 2000	(1)
10.13	Form of equipment lease and related schedules at various dates Between the Company as lessor and LaSalle National Leasing Corporation as lessee	(1)
10.14	Excess Bond to Secure Premium and Deductible Obligations between Labor Ready, Inc., National Union Fire Insurance Company of Pittsburgh, PA and Reliance National Indemnity Company dated May 8, 2000
10.15	Excess Bond to Secure Premium and Deductible Obligations between Labor Ready, Inc., Greenwich Insurance Company, Mutual Indemnity (U.S.) Ltd., and Legion Insurance Company dated January 19, 2001
10.16	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Northwest, Inc., Fidelity and Deposit Company of Maryland and State of Oregon dated June 1, 2000
10.17	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready, Inc., Fidelity and Deposit Company of Maryland and State of Colorado dated June 28, 2000
10.18	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Northeast, Inc., Fidelity and Deposit Company of Maryland and Commonwealth of Pennsylvania dated July 1, 2000
10.19	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Southest, Inc., Fidelity and Deposit Company of Maryland and State of Louisiana dated July 1, 2000
10.20	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Midwest, Inc., Fidelity and Deposit Company of Maryland and State of Michigan dated July 12, 2000
10.21	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Southeast III L.P., Fidelity and Deposit Company of Maryland and State of Georgia dated July 31, 2000
10.22	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Mid-Atlantic III L.P., Fidelity and Deposit Company of Maryland and State of Indiana dated July 12, 2000
10.23	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Midwest, Inc., Fidelity and Deposit Company of Maryland and State of Illinois dated October 10, 2000
10.24	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Central, Inc., Fidelity and Deposit Company of Maryland and State of Missouri dated September 7, 2000
10.25	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Mid-Atlantic, Inc., Fidelity and Deposit Company of Maryland and State of North Carolina dated January 1, 2001
10.26	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Central, Inc., Fidelity and Deposit Company of Maryland and State of Kansas dated January 1, 2001
10.27	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Central, Inc., Fidelity and Deposit Company of Maryland and State of Arkansas dated December 28, 2000
10.28	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Midwest, Inc., Fidelity and Deposit Company of Maryland and State of Iowa dated January 1, 2001
10.29	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Southwest, Inc., Fidelity and Deposit Company of Maryland and State of Nevada dated February 16, 2001
10.30	General Indemnity Agreement between Labor Ready, Inc. and Fidelity and Deposit Company of Maryland dated June 19, 2000
10.31	General Indemnity Agreement between Labor Ready, Inc. and Great American Insurance Company dated November 3, 2000
10.32	Commercial Surety General Indemnity Agreement between Labor Ready, Inc. and Greenwich Insurance Company dated January 4, 2001
10.33	Commercial Surety General Indemnity Agreement between Labor Ready, Inc. and National Union Insurance Company of Pittsburgh, PA dated April 6, 2000
10.34	2000 Employee Stock Option and Incentive Plan
21	Subsidiaries of Labor Ready, Inc.
23	Consent of Arthur Andersen LLP – Independent Public Accountants

(1)	Incorporated by reference to the Company’s Form 10 Registration Statement, SEC File No. 0-2382.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K Filed on January 16, 1998.

Copies of Exhibits may be obtained upon request directed to Mr. Steve Cooper, Labor Ready, Inc., 1015 A Street, Tacoma, Washington, 98402.

LABOR READY, INC.
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Public Accountants

Consolidated Balance Sheets
   December 31, 2000 and 1999

Consolidated Statements of Income
   Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Shareholders’ Equity
   Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Comprehensive Income
   Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows
   Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of Labor Ready, Inc.

We have audited the accompanying consolidated balance sheets of Labor Ready, Inc. (Washington Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Labor Ready, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As explained in the Accounting Policies Note to the Financial Statements, effective January 1, 1999 the Company adopted the provisions of Statement of Position 98-5, “Reporting on the Costs of Startup Activities” which requires the Company to expense the cost of establishing new dispatch offices.

Seattle, Washington	/s/ Arthur Andersen LLP
February 5, 2001

LABOR READY, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
(In Thousands)

ASSETS

	2000	1999
CURRENT ASSETS:
Cash and cash equivalents	$36,048	$16,845
Accounts receivable, less allowance for doubtful accounts of $7,661 and $9,899	93,017	93,716
Workers’ compensation deposits and credits	4,497	4,955
Prepaid expenses and other	6,878	9,310
Income tax receivable	195	2,004
Deferred income taxes	9,771	8,101

Total current assets	150,406	134,931

PROPERTY AND EQUIPMENT:
Buildings and land	7,057	6,298
Computers and software	29,912	23,709
Cash dispensing equipment	13,790	10,797
Furniture and equipment	1,620	766
Construction in progress	8,850	--
	61,229	41,570
Less accumulated depreciation	17,827	10,838

Property and equipment, net	43,402	30,732

OTHER ASSETS:
Intangible assets and other, less accumulated amortization of $248 and $213	398	48
Deferred income taxes	9,521	6,743
Restricted cash in captive insurance subsidiary	1,696	2,027

Total other assets	11,615	8,818

Total assets	$205,423	$174,481

See accompanying notes to consolidated financial statements.

LABOR READY, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
(In Thousands Except Per Share Data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2000	1999
CURRENT LIABILITIES:
Accounts payable	$18,683	$11,756
Accrued wages and benefits	10,201	8,531
Workers’ compensation claims reserve, current portion	19,452	15,732
Current maturities of long-term debt	7,911	1,178

Total current liabilities	56,247	37,197

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	6,843	6,590
Workers’ compensation claims reserve, less current portion	30,229	19,558

Total long-term liabilities	37,072	26,148

Total liabilities	93,319	63,345

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; 0 and 6,486 shares issued and outstanding	--	854
Common stock, no par value, 100,000 shares authorized; 40,941 and 42,802 shares issued and outstanding	52,074	60,189
Cumulative foreign currency translation adjustment	(250)	(151)
Retained earnings	60,280	50,244

Total shareholders’ equity	112,104	111,136

Total liabilities and shareholders’ equity	$205,423	$174,481

See accompanying notes to consolidated financial statements.

LABOR READY, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2000, 1999 and 1998
(In Thousands Except Per Share Data)

	2000	1999	1998
Revenues from services	$976,573	$850,873	$606,895

Cost of services	684,093	587,366	422,924
Gross profit	292,480	263,507	183,971

Selling, general and administrative expense	268,379	217,294	144,249
Depreciation and amortization	7,380	4,804	6,076
Income from operations	16,721	41,409	33,646

Interest expense and other, net	(776)	(979)	(256)
Income before taxes on income and cumulative effect of accounting change	15,945	40,430	33,390

Taxes on income	5,886	15,853	13,591
Income before cumulative effect of accounting change	10,059	24,577	19,799
Cumulative effect of accounting change, net of income tax benefit of $897,000	—	(1,453)	—
Net income	$10,059	$23,124	$19,799

Income Per Share:
Basic	$0.24	$0.54	$0.47
Diluted	$0.24	$0.53	$0.46

Weighted average shares outstanding:
Basic	42,295	42,521	41,694
Diluted	42,508	43,456	42,999

See accompanying notes to consolidated financial statements.

LABOR READY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	2000	1999	1998
Preferred stock
Balance, beginning of year	$854	$854	$854
Preferred stock repurchased	(854)	--	--
Balance, end of year	--	854	854

Common stock
Balance, beginning of year	60,189	52,639	49,694
Common stock issued on the exercise of options and warrants	1,210	7,785	3,907
Common stock issued through employee benefit plans	1,499	1,209	954
Common stock repurchased	(10,824)	(1,444)	(1,916)
Balance, end of year	52,074	60,189	52,639

Cumulative translation adjustment
Balance, beginning of year	(151)	(159)	86
Foreign currency translation	(99)	8	(245)
Balance, end of year	(250)	(151)	(159)

Retained earnings
Balance, beginning of year	50,244	27,163	7,407
Net income	10,059	23,124	19,799
Preferred stock dividends	(23)	(43)	(43)
Balance, end of year	60,280	50,244	27,163
Total Shareholders’ equity	$112,104	$111,136	$80,497

LABOR READY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	2000	1999	1998
Net income	$10,059	$23,124	$19,799
Other Comprehensive Income
Foreign currency translation	(99)	8	(245)
Total Comprehensive Income	$9,960	$23,132	$19,554

See accompanying notes to consolidated financial statements.

LABOR READY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,059	$23,124	$19,799
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,380	4,804	6,076
Provision for doubtful accounts	15,425	15,998	7,398
Deferred income taxes and other	(4,448)	(6,492)	(4,010)
Loss on disposal of property and equipment	428	--	--
Cummulative effect of accounting change	--	2,350	--
Changes in operating assets and liabilities
Accounts receivable	(14,726)	(44,230)	(36,281)
Workers’ compensation deposits and credits	458	(1,994)	(1,880)
Prepaid expenses and other	2,432	(4,161)	(2,304)
Accounts payable	3,788	(1,714)	3,306
Accrued wages and benefits	1,670	987	3,492
Workers’ compensation claims reserve	14,391	9,666	12,053
Income taxes	2,261	(2,473)	5,715
Net cash provided by (used in) operating activities	39,118	(4,135)	13,364
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,421)	(12,358)	(9,292)
Restricted cash	331	(1,876)	(15)
Intangible assets and other	(385)	--	143
Proceeds from sale of property and equipment	139	--	--
Net cash used in investing activities	(18,336)	(14,234)	(9,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowings, net	9,385	6,684	--
Payments on capital leases and long-term debt	(1,378)	(936)	(654)
Proceeds from options and warrants exercised	758	3,899	1,672
Proceeds from sale of stock through employee benefit plans	1,499	1,063	838
Purchase and retirement of common stock	(10,824)	(1,444)	(1,916)
Purchase and retirement of preferred stock	(854)	--	--
Preferred stock dividends paid	(66)	--	(86)
Net cash provided by (used in) financing activities	(1,480)	9,266	(146)
Effect of exchange rates on cash	(99)	8	(231)
Net increase (decrease) in cash and cash equivalents	19,203	(9,095)	3,823
CASH AND CASH EQUIVALENTS, beginning of year	16,845	25,940	22,117
CASH AND CASH EQUIVALENTS, end of year	$36,048	$16,845	$25,940

See accompanying notes to consolidated financial statement

LABOR READY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2000, 1999 and 1998
(In Thousands Except Per Share Data)

ACCOUNTING POLICIES

          Basis of presentation.  Labor Ready, Inc. and its wholly-owned subsidiaries (together, "the Company") provide temporary staffing for manual labor jobs to customers primarily in the industrial and small business markets from 816 offices located throughout the United States, Canada, United Kingdom and Puerto Rico.  The Company provides services to a wide variety of customers, none of which individually comprise a significant portion of revenues within a geographic region or for the Company as a whole.  The consolidated financial statements include the accounts of Labor Ready, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

          Revenue recognition.  Revenue from the sale of services is recognized at the time the service is performed.  A portion of the Company’s income is derived from franchise and cash dispensing machine fees, which are insignificant for all years presented.

          Cost of services.  Cost of services includes the wages of temporary workers, related payroll taxes, workers’ compensation expenses and transportation.

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

          Intangible assets and other.  Intangible and other assets consist primarily of purchased customer lists.  Other intangible assets are stated at cost and are amortized using the straight-line method over periods not exceeding ten years.  Management evaluates, on an ongoing basis, the carrying value of intangible assets and makes a specific provision against the asset when an impairment is identified.

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

          Foreign currency translation.  Cumulative translation adjustments relate to the Company’s consolidated foreign subsidiaries, Labour Ready Temporary Services, Ltd.  and Labour Ready Temporary Services United Kingdom, Ltd.  Foreign currency translation is calculated by application of the current rate method and is included in the determination of consolidated shareholders’ equity at the respective balance sheet dates.

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

          New accounting standards.   In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS 140”). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is in the process of evaluating the impact, if any, on its reported financial condition or results of operations from the adoption of SFAS 140.

          In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101).  This pronouncement summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition.  SAB 101 did not impact the Company’s revenue recognition policies.

          In the first quarter of 1999, the Company adopted the provisions of Statement of Position 98-5, “Reporting on the Costs of Start-up Activities” (SOP 98-5”).  SOP 98-5 establishes new rules for the financial reporting of start-up costs, and requires the Company to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting SOP 98-5, any capitalized pre-opening costs in the first quarter of the year adopted.  Prior to adopting SOP 98-5, pre-opening costs incurred to open new dispatch offices, including salaries, recruiting, testing, training, lease and other related costs, were capitalized and amortized using the straight-line method over two years.  The cumulative effect of adopting SOP 98-5 was to decrease net income by $1.5 million or $0.03 per common share.

          In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of the hedge transaction.  In July 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133.”  SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000.  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Activities – an amendment of SFAS No. 133.”  Currently, the Company does not use derivative instruments; therefore the adoption of this statement should not have a material effect on the Company’s results of operations or its financial position.

          Reclassifications.  Certain prior year amounts have been reclassified to conform with the current year presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

          Selected cash payments and non-cash activities were as follows:

	2000	1999	1998
Cash paid during the year for:
Interest	$1,209	$1,517	$813
Income taxes	$8,088	$24,192	$11,882
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to employee benefit plans	$186	$146	$116
Preferred stock dividends accrued	$--	$43	$--
Stock option income tax benefit	$452	$3,886	$2,235
Assets acquired with capital lease obligations	$2,161	$2,877	$6,393

WORKERS' COMPENSATION

          The Company provides workers’ compensation insurance to its temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (the 46 non-monopolistic states), the Company has purchased a deductible insurance policy.  Under terms of the policy, the Company’s workers’ compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit.  Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to the Company.  Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to the Company.

          The Company establishes its reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of December 31, 2000 and 1999 are workers’ compensation claims reserves in the non-monopolistic states of $48.8 million and $34.7 million and in the monopolistic states of $0.9 million and $0.7 million, respectively.  The claims reserves were computed using a discount rate of 6.0% at December 31, 2000 and 1999.

          Workers’ compensation expense totaling $54.2 million,  $38.2 million and $30.6 million was recorded as a component of cost of services in each of the years ended December 31, 2000, 1999 and 1998, respectively.

          For workers’ compensation claims originating in Washington, Ohio and West Virginia (the monopolistic states), Canada and Puerto Rico, the Company pays workers’ compensation insurance premiums as required by government administered programs.  The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and the previous claims experience of the Company.

          For workers’ compensation claims originating in the United Kingdom, the Company has purchased an employers’ liability insurance policy.  This policy carries a 10 million GBP limit.

LINE OF CREDIT AND DEBT

          The Company has a line-of-credit agreement with U.S. Bank (“U.S. Bank Agreement”).  This agreement allows the company to borrow up to the lesser of $60.0 million or 80% of eligible receivables as defined by the bank, with interest at the lesser of the bank’s prime rate (9.50% at December 31, 2000) or the London Inter-Bank Offering Rate plus 1.25%.  The agreement is secured primarily by the Company’s accounts receivable and expires in June 2001.  The agreement requires that the Company maintain minimum net worth and working capital amounts.  The Company was in compliance with the requirements at December 31, 2000.  Subsequent to year end, the Company entered into a $100 million accounts receivable securitization facility (the “Accounts Receivable Facility”), which replaces the U.S. Bank Agreement.  The Accounts Receivable Facility provides loan advances and letter of credit commitments through the sale of substantially all of the Company’s eligible domestic accounts receivable to a wholly owned subsidiary of the Company.  The Accounts Receivable Facility includes a corporate guarantee by the Company and requires the Company to meet similar financial covenants to those set forth in the U.S. Bank Agreement.

          The Company is required by the workers’ compensation program to collateralize a portion of its workers’ compensation liability with irrevocable letters of credit.  At December 31, 2000, the Company had provided its insurance carriers with letters of credit totaling $27.1 million.  The letters of credit bear fees of .75% per year and are supported by an equal amount of available borrowings on the line-of-credit.  Accordingly, at December 31, 2000, no borrowings were outstanding on the line-of-credit, $27.1 million was committed by the letters of credit and $32.9 million was available for borrowing.  Subsequent to year end, the Company increased its letters of credit outstanding by $16.2 million.

          In 2000, the Company entered into a secured credit facility with U.S. Bank for the purchase of a building in downtown Tacoma, WA.  The agreement allows the Company to borrow up to $10.0 million with interest at the London Inter-Bank Rate plus 1.30%.  This facility is secured by the First Deed of Trust on subject property and cross-collateralized with the Company’s accounts receivable and is due in full on November 30, 2001.  The Company had $6.2 million outstanding at December 31, 2000.  The Company expects to move its corporate headquarters and administrative offices to this building in 2001.  Subsequent to year end, this loan has been repaid in full.

          During the years ended December 31, 2000 and 1999, short-term borrowing activity was as follows:

	December 31,
	2000	1999
Balance outstanding at year-end	$--	$--
Stated interest rate at year-end, including applicable fees	9.50%	8.50%

Maximum amount outstanding during the year	$15,950	$20,124
Average amount outstanding	$5,004	$7,885
Weighted average interest rate during the year, including applicable fees	9.50%	8.18%

          The average amount outstanding and the weighted average interest rate during the year were computed based upon the average daily balances and rates.

INCOME PER SHARE

Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the year.  Diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding during the year.  Common share equivalents for the Company include the dilutive effect of outstanding options, except where their inclusion would be anti-dilutive.  Options are anti-dilutive when the exercise price is greater than the average market price for the period.  The Company has 3,471, 701 and 96 anti-dilutive options at the end of 2000, 1999 and 1998.  In May 1998 and June 1999, the Company declared three-for-two stock splits which have each been retroactively applied in the determination of weighted average shares outstanding.

          Basic and diluted earnings per share were calculated as follows:

	2000	1999	1998
Basic:
Income before cumulative effect of accounting change	$10,059	$24,577	$19,799
Less preferred stock dividends	23	43	43
Income before cumulative effect of accounting change available to common shareholders	10,036	24,534	19,756
Cumulative effect of accounting change	--	(1,453)	--
Income available to common shareholders	$10,036	$23,081	$19,756

Weighted average shares outstanding	42,295	45,521	41,694

Income before cumulative effect of accounting change per share	$0.24	$0.57	$0.47
Cumulative effect of accounting change, net	--	(.03)	--
Income per share	$0.24	$0.54	$0.47

Diluted:
Income available to common shareholders	$10,036	$23,081	$19,756

Weighted average shares outstanding	42,295	42,521	41,694
Plus options to purchase common stock outstanding at end of year	4,711	3,525	3,273
Less shares assumed repurchased	(4,498)	(2,590)	(1,968)
Weighted average shares outstanding, including dilutive effect of options	42,508	43,456	42,999

Income before cumulative effect of accounting change per share	$0.24	$0.56	$0.46
Cumulative effect of accounting change, net	--	(0.03)	--
Income per share	$0.24	$0.53	$0.46

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

          The initial series of blank check Preferred Stock of the corporation authorized by the Board of Directors in accordance with the Articles of Incorporation, was designated as Series A Preferred Stock.  At December 31, 2000 and 1999, the Company had 0 and 6,486 outstanding shares of $0.131 par value Series A Preferred Stock.  The Company repurchased, at the par value of $0.131 per share plus accumulated dividends, and retired 6,486 preferred shares in 2000.

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

          In May 1998 and June 1999 the Board of Directors authorized three-for-two preferred stock splits.  These preferred stock splits were effected in the form of three shares of preferred stock issued for every two shares of preferred stock outstanding as of each date of declaration.  All applicable share and per share data have been adjusted for the effect of the stock splits.

          Pursuant to the Rights Plan, 563 shares of preferred stock have been reserved for issuance under terms of the Plan.

          A preferred stock dividend in the amount of $23 was paid upon the repurchase and retirement of the preferred stock in third quarter of 2000.  A preferred stock dividend in the amount of $43 was accrued at December 31, 1999 and paid in February 2000.

COMMON STOCK

          In May 1998 and June 1999, the Board of Directors authorized three-for-two common stock splits.  These common stock splits were effected in the form of three shares of common stock issued for every two shares of common stock outstanding as of the date of declaration.  All applicable share and per share data have been adjusted for the effect of each of these stock splits.

          During 2000, 1999 and 1998, the Company repurchased 2,377 shares, 136 shares and 159 shares of common stock on the open market for cash consideration of $10,824, $1,444 and $1,916, respectively.  The repurchased shares were retired and are not available for reissuance.

          In 1998, the Board of Directors adopted a Shareholders Rights Plan (“the Rights Plan”) and declared a dividend distribution of one right for each outstanding share of the Company’s common stock.  Under the terms of the Rights Plan, each right entitles the holder to purchase one one-hundredth of a share of the Series A Preferred Stock at an exercise price of $75.37.  The rights are exerciseable a specified number of days following (1) the acquisition by a person or group of persons of 15% or more of the Company’s common stock, or (2) the commencement of a tender or exchange offer for 15% or more of the Company’s common stock.  The Company has reserved 563 shares of the Series A Preferred Stock for issuance upon exercise of the rights.  The rights may be redeemed by the Company, subject to the approval of the Board of Directors, for $.01 cents per right in accordance with the provisions of the Rights Plan.  If any group or person acquires 50% or more of the Company’s common stock, the holders of the unredeemed rights (except for the acquiring group or person) may purchase for the exercise price, the number of common shares having a market value equal to two times the exercise price.  The rights expire in January 2008, unless redeemed earlier by the Company.

INCOME TAXES

          Temporary differences, which give rise to deferred tax assets and (liabilities) consist of the following:

	December 31,
	2000	1999
Allowance for doubtful accounts	$2,947	$3,762
Prepaid expenses	(1,096)	(1,222)
Workers’ compensation	18,696	13,260
Net operating loss carry-forwards, net of valuation allowance	1,318	710
Depreciation and amortization expenses	(3,094)	(2,054)
Other, net	521	388

Net tax deferrals	$19,292	$14,844

          The Company has assessed its past earnings history and trends, budgeted sales, expiration dates of loss carry-forwards, and its ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, the Company has established a valuation allowance against its carryforward benefits in the amount of $400.

          At December 31, 2000, Labour Ready Temporary Services, Limited and Labour Ready Temporary Services UK, Limited have federal net operating loss carryforwards of approximately $2.3 million and $3.6 million with expiration dates through 2007 and indefinite in the UK.

          Taxes on income consists of:

	Year Ended December 31,
	2000	1999	1998
Current:
Federal	$8,840	$18,350	$14,077
State	1,508	3,098	3,510

Total Current	10,348	21,448	17,587

Deferred:
Federal	(3,540)	(4,514)	(3,454)
State	(576)	(736)	(542)
Foreign	(346)	(345)	--

Total deferred	(4,462)	(5,595)	(3,996)
Total taxes on income, including $897 tax benefit of accounting change in 1999	$5,886	$15,853	$13,591

          The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated income statement are as follows:

	Year Ended December 31,
	2000		1999		1998
	Amount	%	Amount	%	Amount	%
Income tax expense based on statutory rate	$5,581	35	$14,151	35	$11,686	35
Increase (decrease) resulting from:
State income taxes, net of federal benefit	606	4	1,536	4	1,740	5
Other, net	(301)	(2)	166	--	165	1

Total taxes on income	$5,886	37	$15,853	39	$13,591	41

COMMITMENTS AND CONTINGENCIES

          The Company leases substantially all of its dispatch offices.  These leases generally provide for termination on 90 days notice and upon payment of three months rent.  Certain of these leases have 1 year minimum terms and are cancelable thereafter upon 90 days notice and the payment of three months rent.  Many leases require additional payments for taxes, insurance, maintenance and renewal options.  Minimum lease commitments under terms of the leases at December 31, 2000 total approximately $8.9 million, substantially all of which would be payable in 2001.  Rent expense for the years ended December 31, 2000, 1999 and 1998 was $18.3 million, $13.6 million and $9.0 million, respectively.

          The Company purchased a 157,000 square foot office building with an adjacent parking garage in downtown Tacoma, Washington.   The aggregate purchase price of the building, parking garage and estimated tenant improvements is approximately $11.5 million.  The Company has entered into a secured credit facility with U.S. Bank for this building.  The agreement allows the Company to borrow up to $10.0 million with interest at the London Inter-Bank Rate plus 1.30%.  This facility is secured by the First Deed of Trust on subject property and cross-collateralized with the Company’s accounts receivable and is due in full on November 30, 2001.  The Company has $6.2 million outstanding under the facility at December 31, 2000.  The Company expects to move its corporate headquarters and administrative offices to this building in 2001. Subsequent to year end, this loan has been repaid in full.

             The Company has entered into lease agreements for automated Cash Dispensing Machines (“CDMs”) for installation in the Company’s dispatch offices.  The leases, which are classified as capital leases, are payable over 60, 72 and 84 months with imputed interest rates of 7.06%, 6.37% and 9.02% and a residual payment equal to 20% of the CDMs’ original cost.  The leases are secured by the CDMs.

          Cost and accumulated amortization of the CDMs are as follows at December 31, 2000:

Cash dispensing machines	$13,790
Less accumulated amortization	(3,839)
$9,951

          Future minimum lease payments under capital leases together with the present value of the minimum lease payments as of December 31, 2000 are as follows:

Year ended December 31:
2001	$2,183
2002	2,183
2003	2,183
2004	2,183
2005	718
Thereafter	2
Total minimum lease payments	9,452
Less imputed interest	(901)
$8,551

          From time to time, the Company is subject to legal proceedings in the ordinary course of its operations. On July 19, 2000, Dale Kindle and Levoyd Williams filed an action in Georgia State Court, Fulton County. The suit was later amended, adding plaintiffs Quinton McGee and Jimmy T. Stringer, and was removed to the U.S. District Court for the Northern District of Georgia (the "Kindle Litigation").  On August 17, 2000, Curtis Adkins filed an action in West Virginia State Court, Kanawha County (the "Adkins Litigation").  On October 3, 2000, Willie Wilkerson, Marco Medina and Arthur Demarchis filed an action in California State Court, Santa Clara County (the "Wilkerson Litigation"), and Anthony Flynn, Robert Hampton and Eugene Tonissen filed an action in New York State Court, Kings County (the "Flynn Litigation"). On February 14, 2001, Allen Yarbrough, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County (the “Yarbrough Litigation”).

          The Kindle, Wilkerson and Flynn Litigation allege violations of state law in connection with the fees charged by the Company for voluntary use of the CDMs.  The Kindle Litigation also alleges violations of state law in allegedly charging workers transportation and equipment rental fees and in purportedly failing to obtain consent of workers to exposure to hazardous chemicals.  The Adkins Litigation and Yarbrough Litigation allege violation of federal or state wage and hour laws for failing to pay workers for all hours worked.  In each case, the plaintiffs are present or former workers for the Company and are seeking unspecified damages and certification of a class of workers.  Except for the Adkins Litigation, the actions also request injunctive relief.

          On January 26, 2001, the court in the Wilkerson Litigation sustained the Company’s demurrer on all counts, dismissing the plaintiffs’ lawsuit in its entirety. On February 5, 2001, the plaintiffs filed an amended complaint in an effort to revive their claims.

In February 2001, the Washington Department of Labor and Industries issued an assesment to the Company for $498,000 claimed to be owing for workers' compensation premiums for 1998, as well as $236,000 in interest and penalties.  The Company strongly disputes the assessment and intends to appeal.  The Department of Labor and Industries has stated that it will also audit the Company's payment of workers' compensation premiums for 1999 and 2000.  The Company believes that the Labor and Industries assessment and audits will not have a material adverse impact on its financial condition or results of operations, although no assurances can be made in this regard.

          The Company believes that it has complied with all federal and state laws at issue and that each of these cases is without merit.  Consequently, the Company intends to continue to vigorously defend each of these lawsuits.  The Company believes that none of these proceedings, individually or in the aggregate, will have a material adverse impact on its financial condition or results of operations, although the Company can make no assurances in this regard.

VALUATION AND QUALIFYING ACCOUNTS

          Allowance for doubtful accounts activity was as follows:

	Year Ended December 31,
	2000	1999	1998
Balance, beginning of year	$9,899	$4,218	$2,851
Charged to expense, net of recoveries	15,425	15,998	7,398
Write-offs	(17,663)	(10,317)	(6,031)
Balance, end of year	$7,661	$9,899	$4,218

EMPLOYEE STOCK PURCHASE PLAN

          The Company has an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of its common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  The ESPP expires on June 30, 2001.  900 shares of common stock have been reserved for purchase under the ESPP.  During 2000, 1999 and 1998, participants purchased 273, 98 and 84 shares in the plan for cash proceeds of $1,313, $1,063 and $838, respectively.

STOCK COMPENSATION PLANS

          In June 1996 and March 2000, the Company adopted the 1996 and 2000 Employee Stock Option and Incentive Plans (the "Plans").  In accounting for the Plans, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options is not less than the market price of the underlying stock at the date of grant, no compensation cost is recognized.

          The Plans state that the exercise price of each option may or may not be granted at an amount that equals the market value of the underlying stock at the date of grant.  The majority of the options vest evenly over a four year period from the date of grant and then expire if not exercised within five years from the date of grant.  4,838 and 1,500 shares of common stock have been reserved for issuance under terms of the 1996 Plan and 2000 Plan.  Subsequent to year end, the Board of Directors authorized an additional 1,500 shares of common stock for issuance under the 2000 Plan.

           Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998, respectively: expected life of options of 5 years, expected volatility of 70%, 89%, and 88%, risk-free interest rates of 5.0%, 5.5% and 5.0%, and a 0% dividend yield.

          Under the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
Net Income
As reported	$10,059	$23,124	$19,799
Pro forma	$5,238	$18,800	$16,401

Pro forma earnings per share
Basic	$0.12	$0.44	$0.39
Diluted	$0.12	$0.43	$0.38

          The following table summarizes stock option activity:

	Year Ended December 31,
	2000		1999		1998
	Shares	(1) Price	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of year	3,525	$10.85	3,267	$7.32	3,049	$4.65
Granted	1,926	$7.38	2,118	$14.91	1,173	$12.96
Exercised	(226)	$3.35	(868)	$4.66	(421)	$3.36
Canceled	(434)	$11.10	(992)	$10.94	(534)	$8.73
Outstanding at end of year	4,791	$9.49	3,525	$10.85	3,267	$7.32

Exercisable at end of year	1,751	$8.97	996	$7.58	858	$4.42

Weighted average fair value of options granted		$4.49		$10.37		$9.39

(1)	Weighted average exercise price.

          At December 31, 2000, 1,195 shares of the Company’s common stock were available for future grant under the Company’s stock option plans.

          Information relating to stock options outstanding and exercisable at December 31, 2000 is as follows:

		Options Outstanding		Options Exercisable
Range of Prices	Number Outstanding	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.47 – 7.00	1,320	4.68	4.25	547	4.00
7.01 – 14.00	2,533	3.94	9.60	934	9.74
14.01 – 20.63	938	3.11	16.54	270	16.39
$1.47 – 20.63	4,791	3.98	9.49	1,751	8.97

RELATED PARTY TRANSACTIONS

          In June of 2000, a $3.5 million unauthorized loan was issued to then Chairman of the Board, Glenn Welstad.  The loan was repaid with interest, of 9.5% per annum, within six days of the transaction and was not outstanding at the end of the period.

          In the third quarter of 2000, the Company paid Mr. Welstad  $650,447 for the purchase of his 4,814,739 shares of preferred stock and the accumulated dividends.