Form 10-Q
period 2001-03-30
LABOR READY INC
filed 2001-05-14
CIK 768899

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-23828

Labor Ready, Inc.
(Exact Name of Registrant as specified in its charter)

Washington (State of Incorporation)	91-1287341 (Employer Identification No.)
1015 A Street, Tacoma, Washington (Address of Principal Executive Offices)	98402 (Zip Code)
(253) 383-9101 (Registrant's Telephone Number)
1016 S. 28th Street, Tacoma, Washington 98409 (Registrant's Former Address)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)  No (   )

    As of May 7, 2001, the Registrant had 40,509,549 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

LABOR READY, INC.

INDEX

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	(Unaudited) March 30, 2001	December 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$31,048	$36,048
Accounts receivable	2,736	100,678
Accounts receivable pledged under securitization agreement	81,395	—
Allowance for doubtful accounts	(6,264)	(7,661)
Workers' compensation deposits and credits	4,497	4,497
Prepaid expenses and other	8,057	6,878
Income tax receivable	3,848	195
Deferred income taxes	8,507	9,771

Total current assets	133,824	150,406

PROPERTY AND EQUIPMENT:
Buildings and land	17,919	7,057
Computers and software	30,920	29,912
Cash dispensing machines	14,036	13,790
Furniture and equipment	1,641	1,620
Construction in progress	—	8,850

	64,516	61,229
Less accumulated depreciation	19,881	17,827

Property and equipment, net	44,635	43,402

OTHER ASSETS:
Restricted cash	2,897	1,696
Deferred income taxes	10,029	9,521
Other assets	1,022	398

Total other assets	13,948	11,615

Total assets	$192,407	$205,423

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Per Share Amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited) March 30, 2001	December 31, 2000
CURRENT LIABILITIES:
Accounts payable	$16,556	$18,683
Accrued wages and benefits	11,685	10,201
Current portion of workers' compensation claims reserve	17,419	19,452
Current maturities of long-term debt	1,737	7,911

Total current liabilities	47,397	56,247

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	6,398	6,843
Workers' compensation claims reserve	31,200	30,229

Total long-term liabilities	37,598	37,072

Total liabilities	84,995	93,319

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value, 100,000 shares authorized; 40,557 and 40,941 shares issued and outstanding	50,650	52,074
Cumulative foreign currency translation adjustment	(516)	(250)
Retained earnings	57,278	60,280

Total shareholders' equity	107,412	112,104

Total liabilities and shareholders' equity	$192,407	$205,423

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2001	March 31, 2000
Revenues from services	$202,736	$193,450
Cost of services	142,362	134,736

Gross profit	60,374	58,714
Selling, general and administrative expenses	63,165	60,767
Depreciation and amortization	2,068	1,765

Loss from operations	(4,859)	(3,818)
Interest income, net	84	8

Loss before tax benefit	(4,775)	(3,810)
Taxes (benefit) on loss	(1,773)	(1,491)

Net loss	$(3,002)	$(2,319)

Basic net loss per common share	$(0.07)	$(0.05)
Diluted net loss per common share	$(0.07)	$(0.05)
Weighted average shares outstanding:

Basic	40,718	42,818

Diluted	40,718	42,818

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2001	March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,002)	$(2,319)
Adjustments to reconcile net loss to net cash provided by operating activities: Depreciation and amortization	2,068	1,765
Provision for doubtful accounts	4,048	2,935
Deferred income taxes	756	537
Loss on disposal of property and equipment	71	—
Changes in operating assets and liabilities
Accounts receivable	11,102	9,149
Prepaid expenses and other	(1,179)	872
Accounts payable	(2,471)	339
Accrued wages and benefits	1,484	629
Income taxes	(3,653)	(2,194)
Workers' compensation claims reserve	(1,062)	713

Net cash provided by operating activities	8,162	12,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,368)	(3,125)
Restricted cash	(1,201)	—
Intangible assets and other	(628)	(520)

Net cash used in investing activities	(5,197)	(3,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on short term borrowing	344	2,702
Proceeds from options and warrants exercised	—	22
Proceeds from sale of stock through employee benefit plans	572	564
Purchase and retirement of common stock	(1,996)	(934)
Payments on long-term debt	(6,619)	(293)
Preferred stock dividends paid	—	(43)

Net cash provided by (used in) financing activities	(7,699)	2,018
Effect of exchange rates on cash	(266)	(7)

Net increase (decrease) in cash and cash equivalents	(5,000)	10,792
CASH AND CASH EQUIVALENTS, beginning of period	36,048	16,845

CASH AND CASH EQUIVALENTS, end of period	$31,048	$27,637

See accompanying notes to consolidated financial statements.

Item 1. Notes to Consolidated Financial Statements

SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2000 annual report on Form 10-K. Certain amounts in the consolidated balance sheet at December 31, 2000 have been reclassified to conform to the 2001 presentation. The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Operating results for the thirteen week period ended March 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

WORKERS' COMPENSATION

    We provide workers' compensation insurance to our temporary workers and regular employees. For workers' compensation claims originating in the majority of states, we have purchased a deductible insurance policy. Under terms of the policy, our workers' compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to us. Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to us.

    We establish a reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of March 30, 2001 and December 31, 2000 are workers' compensation claims reserves of $48.6 million and $49.7 million. The claims reserves were computed using a discount rate of 6.0%.

    Workers' compensation expense totaling $12.7 million and $10.0 million was recorded as a component of cost of services in each of the thirteen weeks ended March 30, 2001 and March 31, 2000.

    For workers' compensation claims originating in Washington, Ohio, West Virginia, Canada and Puerto Rico, we pay workers' compensation insurance premiums as required by government administered programs. The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and our previous claims experience.

    For workers' compensation claims originating in the United Kingdom, we have purchased an employers' liability insurance policy. This policy carries a 10 million GBP limit.

ACCOUNTS RECEIVABLE SECURITIZATION

    In March 2001, we entered into letter of credit facility and an accounts receivable securitization facility with certain unaffiliated financial institutions (the "New Creditors"). Subject to certain availability requirements, these facility\ies provide a maximum combined borrowing capacity of $100 million, all of which may be utilized as a revolving line of credit and up to $80 million of which may be used to obtain letters of credit (but any usage for letters of credit will reduce the amount available for use as loans). Interest on advances under the line of credit facility is generally based upon the New Creditor's commercial paper rate, and fees for the letter of credit facility are based upon the New Creditor's cost of issuance. The line of credit facility is secured by eligible accounts receivable of Labor Ready, Inc. and certain of it subsidiaries, which are transferred by them to Labor Ready Funding Corporation. ("LRF"), a wholly owned, special purpose, bankruptcy remote subsidiary of Labor Ready, Inc,. and pledged to the New Creditors on an ongoing basis. The letter of credit facility is secured by Labor Ready, Inc.'s pledge of all of the outstanding capital stock of LRF. Additionally, Labor Ready, Inc. acts as a servicer for LRF in the collection and administration of the pledged accounts receivable.

LONG-TERM DEBT

    In February of 2001, we paid the $6.2 million outstanding balance, as of December 31, 2000, on the secured credit facility from U.S. Bank for our new corporate headquarters and administrative offices.

SUPPLEMENTAL CASH FLOW INFORMATION

	(Amounts in Thousands) Thirteen Weeks Ended
	March 30, 2001	March 31, 2000
Cash paid during the period for:
Interest	$326	$203
Income taxes	$1,380	$169
Non-cash investing and financing activities:
Tax benefits related to stock options	$—	$34
Assets acquired with capital lease obligations	$—	$1,674
Accrued preferred stock dividends	$—	$11

EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents include the dilutive effect of outstanding options, except where their inclusion would be anti-dilutive.

    Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 30, 2001	March 31, 2000
Net loss	$(3,002)	$(2,319)
Less preferred stock dividends	—	(11)

Loss allocable to common shareholders	$(3,002)	$(2,330)

Weighted average shares outstanding	40,718	42,818

Net loss per share	$(0.07)	$(0.05)

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

    Certain matters discussed in this Form 10-Q, including statements about our revenue growth, the demand for temporary labor and our plans for opening new offices, are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. As such, these forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements by us to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to (1) our ability to manage and continue our growth, (2) economic conditions in our key market areas, and (3) other risks as set forth in the Form 10-K for the year ended December 31, 2000 that we filed with the Securities and Exchange Commission. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained.

Overview

    Labor Ready is the nation's leading provider of temporary manual labor. Our customers are primarily in the freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses. We have grown from eight dispatch offices in 1991 to 824 dispatch offices at March 30, 2001. Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising. Our annual revenues have grown from approximately $6 million in 1991 to $977 million in 2000, and were $203 million for the thirteen weeks ended March 30, 2001. This revenue growth has been generated by opening new dispatch offices in markets throughout the U.S., Canada, United Kingdom and Puerto Rico.

    We opened 22 dispatch offices during the first thirteen weeks of 2001 and closed 14 offices. The average cost of opening each new dispatch office in 2001 was approximately $30,000 as compared to approximately $45,000 in 2000. The average cost of opening a new dispatch office decreased by $15,000 in 2001, as we redistributed previously purchased CDMs from our closed branches. Approximately $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs which are expensed, and the remaining $17,000 is included in property and equipment and includes computer systems and other equipment related costs, leasehold improvements and related equipment. The cost of opening a new dispatch office includes management training and the installation of computer and other office systems.

    Further, once open, we invest additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally within one year. We pay our temporary workers on a daily basis, and bill our customers weekly. Consequently, we may experience significant negative cash flow from operations and investment activities during periods of high growth and may require additional sources of working capital in order to continue to grow.

    Approximately 20% of our customers are construction and landscaping businesses, which are significantly affected by the weather. Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months. Further, inclement weather can slow construction and landscaping activities in such periods. As a result, we have generally experienced a significant increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

    Depending upon location, new dispatch offices initially target the construction industry for potential customers. As dispatch offices mature, the customer base broadens and the customer mix diversifies. From time to time, during peak periods, we experience shortages of available temporary workers. We provide temporary workers with the option of receiving cash payment instead of a payroll check. We believe this additional feature is unique among our direct competitors and should increase our ability to attract available temporary workers.

    Revenue from services includes revenues earned on services provided by our temporary workers and fees generated by the CDMs.

    Cost of services includes the wages and related payroll taxes of temporary workers, workers' compensation expense, unemployment compensation insurance and transportation. Cost of services as a percentage of revenues has historically been affected by numerous factors, including the use of lower introductory rates to attract new customers at new dispatch offices, the use of higher pay rates to attract more skilled workers, changes in the workers' compensation reserve rates and the changing geographic mix of new and established, more mature markets. Although we have implemented policies and procedures to prevent unplanned increases in pay rates, significant continuing fluctuations in cost of services may be experienced as we pursue further aggressive growth.

    Selling, general and administrative expenses include the salaries and wages of our operations and administrative personnel, dispatch office operating expenses, corporate office operating expenses and the costs of the CDM program.

    Labor Ready pays employee-related expenses of its temporary workers, including workers' compensation coverage, unemployment compensation insurance, and Social Security and Medicare taxes. We do not provide health, dental, disability or life insurance to the temporary workers. We bill our customers for the hours worked by our temporary workers assigned to the customer. Because we pay our temporary workers only for the hours actually worked, wages for the temporary workers are a variable cost that increases or decreases directly in proportion to revenue. We have one franchisee, which operates five dispatch offices. We do not intend to grant additional franchises. Royalty revenues from the franchised dispatch offices are not material during any period presented herein.

Results of Operations

    The following table compares the operating results for the thirteen weeks ended March 30, 2001 and March 31, 2000 (in thousands):

	Thirteen Weeks Ended
	March 30, 2001	Percent Change	March 31, 2000
Revenues from services	$202,736	4.8	$193,450
Cost of services	142,362	5.7	134,736
Selling, general and administrative expenses	63,165	3.9	60,767
Depreciation and amortization	2,068	17.2	1,765
Interest income, net	84	950.0	8
Loss before taxes	(4,775)	25.3	(3,810)
Net loss	$(3,002)	29.5	$(2,319)

Thirteen Weeks Ended March 30, 2001 Compared to Thirteen Weeks Ended March 31, 2000

  Dispatch Offices

    The number of offices grew to 824 at March 30, 2001 from 816 locations at December 31, 2000, a net increase of 8 dispatch offices, or 1.0%. Between December 31, 1999 and March 31, 2000, the number of offices grew from 687 to 830 locations, a net increase of 143 dispatch offices, or 20.8%.

  Revenues from Services

    The increase in revenues is due primarily to the increase in the average bill rate. Included in revenues from services for the thirteen weeks ended March 30, 2001 and March 31, 2000 are CDM fees of $1.7 million and $1.7 million.

  Cost of Services

    The increase in cost of services is primarily due to the increase in the average pay rate and workers' compensation costs. Cost of services were 70.2% of revenue for the thirteen weeks ended March 30, 2001 compared to 69.6% of revenue for the same period in 2000, an increase of 0.6% of revenue.

  Selling, General and Administrative Expenses

    The increase in selling, general and administrative expenses is largely due to the 4.8% increase in revenues from 2000 to 2001. Selling, general and administrative expenses were 31.2% of revenues for the first quarter of 2001 as compared to 31.4% of revenues in the first quarter of 2000. The decrease in selling, general and administrative expenses as a percentage of revenue in the first quarter of 2001 is due mainly to a decrease in advertising and staffing costs. Included in selling, general and administrative expense for the thirteen weeks ended March 30, 2001 and March 31, 2000 are CDM related expenses of $0.9 million and $0.4 million.

    We expect that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as we may adjust our staffing at the dispatch offices and upgrade our operating and administrative capabilities to accommodate anticipated revenue and dispatch office growth.

  Depreciation and Amortization Expense

    The increase in quarterly depreciation and amortization expense is primarily the result of the addition of $18.1 million of property and equipment since the first quarter of 2000. These additions primarily include building, CDMs, computer equipment, software, and other equipment.

  Interest Income, Net

    The increase in net interest income was the result of the increase in the amount invested. Additionally, cash balances held in CDMs for payment of temporary worker payrolls will continue to reduce cash for investing.

    We expect to incur interest expense during the balance of 2001 as our cash demands will increase during our busiest time of year, which will result in increased borrowing on our credit facility. Additionally, cash balances held in the CDMs for payment of temporary worker payrolls will continue to reduce cash available for investing.

  Taxes (Benefit) on Income (Loss)

    The increase in the tax benefit for the quarter is commensurate with the decrease in income from operations on a quarter over quarter basis. Our effective tax rate was 37.1% in the first quarter of 2001 as compared to 39.1% for the same period in 2000. The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and the valuation allowance as discussed below.

    We had a net deferred tax asset of approximately $18.5 million at March 31, 2001, resulting primarily from workers' compensation deposits, credits and reserves. Due to the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against this net deferred tax asset in the amount of $0.7 million.

  Net Loss

    As a percentage of revenues from services, the net loss was 1.5% for the first quarter of 2001, which compares to 1.2% for the first quarter of 2000, an increase of 0.3%. This increase in net loss as a percentage of revenue was related to the increase in cost of services and selling, general and administrative expenses as a percentage of sales.

  Liquidity and Capital Resources

    Net cash provided by operating activities was $8.2 million for the period ended March 30, 2001 compared to $12.4 million for the period ended March 31, 2000. The decrease in cash provided by operations for the thirteen weeks ended March 30, 2001, is largely due to the increase in net loss and prepaid expenses, and a decrease in accounts payable and workers compensation reserves, offset by the decrease in accounts receivable.

    We used net cash in investing activities of $5.2 million in the first quarter of 2001, compared to $3.6 million in the first quarter of 2000. The increase in cash used in investing activities in 2001 as compared to 2000 is due primarily to an increase in restricted cash.

    Net cash provided by (used in) financing activities was ($7.7 million) for the period ended March 30, 2001 and $2.0 million for the period ended March 31, 2000. The increase in cash used in financing activities in 2001 as compared to 2000 is due mainly to the increase in payments on short term borrowings and by the purchase and retirement of common stock of approximately 575,000 shares at an aggregate purchase price of $2.0 million.

    In February 1999, we entered into a line of credit agreement with U.S. Bank. The agreement allows us to borrow up to the lesser of $60 million or 80% of eligible accounts receivable, as defined by the bank, with interest at the lesser of the bank's prime rate or the London Inter-Bank Offering Rate (LIBOR) plus 1.25%. The line of credit is secured primarily by our accounts receivable and is due in full on June 30, 2001. The line of credit agreement requires that we maintain certain minimum net worth and working capital amounts and ratios. At March 30, 2001, we did not have an outstanding balance and we were in compliance with the requirements. On March 1, 2001, U.S. Bank released its security rights to the 80% of eligible accounts receivable. We expect this agreement to remain at a zero balance and terminate in the second quarter of 2001.

    In March 2001, we entered into letter of credit facility and an accounts receivable securitization facility with certain unaffiliated financial institutions. Subject to certain availability requirements, these facilities allow us to borrow a maximum of $100 million, up to $80 million of which may be used to obtain letters of credit. At March 30, 2001, $60.7 million was available, of which we have committed $37.7 million for letters of credit to our insurance carriers, leaving $23.0 available for future borrowing.

    Included in cash and cash equivalents at March 30, 2001 is approximately $13.8 million as compared to $12.4 million at March 31, 2000 of cash which is located in the CDMs for payment of temporary worker payrolls.

    Historically, we have financed our operations through cash generated by external financing including term loans, credit facilities and stock offerings. The principal use of cash is to finance the growth in receivables, and fund the cost of opening new dispatch offices. We may experience cash flow deficits from operations and investing activities while we expand our operations, including opening new dispatch offices. Management expects cash flow deficits to be financed by profitable operations and the use of the credit facility, and we may also consider other equity or debt financings as necessary or appropriate. We analyze acquisition opportunities from time to time and may pursue acquisitions in certain circumstances. Any acquisitions we enter into may require additional equity or debt financing.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

    We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. At March 30, 2001, our purchased investments have maturities of less than 90 days. As such, an increase in interest rates immediately and uniformly by 10% from levels at March 30, 2001 would not have a material effect upon our cash and cash equivalent balances. Because of the relative short maturities of the investments we hold, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our cash and cash equivalents portfolio.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    The following exhibits are being filed as a part of this Report:

Exhibit No.	Description
10.1	Executive Employment Agreement between Labor Ready, Inc. and Steven C. Cooper dated January 9, 2001.
10.2	Executive Employment Agreement between Labor Ready, Inc. and Mathew J. Rodgers dated February 21, 2001.
10.3	Executive Employment Agreement between Labor Ready, Inc. and Ronald H. Sage dated April 9, 2001.
10.4	Receivables Funding Agreement between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001.
10.5	Receivables Sale and Contribution Agreement between Labor Ready, Inc. and Labor Ready Funding Corporation dated March 1, 2001.
10.6	Receivables Sale Agreement between Labor Ready, Inc. and Selling Subsidiaries dated March 1, 2001.
10.7	Letter of Credit Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001.
10.8
Annex X to Receivables Funding Agreement, Receivables Sales and Contribution Agreement and Receivable Sales Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001.
  (b)
  Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2001.

LABOR READY, INC.
/s/ RICHARD L. KING Chief Executive Officer and President
/s/ STEVEN C. COOPER Chief Financial Officer and Executive Vice President

QuickLinks

LABOR READY, INC. INDEX
LABOR READY, INC. CONSOLIDATED BALANCE SHEETS In Thousands ASSETS
LABOR READY, INC. CONSOLIDATED BALANCE SHEETS In Thousands (Except Per Share Amounts) LIABILITIES AND SHAREHOLDERS' EQUITY
LABOR READY, INC. CONSOLIDATED STATEMENTS OF INCOME In Thousands (Except Per Share Amounts) (Unaudited)
LABOR READY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS In Thousands (Unaudited)
  Item 1. Notes to Consolidated Financial Statements
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
  Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K
  SIGNATURES