Form 10-Q
period 2001-06-29
LABOR READY INC
filed 2001-08-13
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

Commission File Number 0-23828

Labor Ready, Inc.

(Exact Name of Registrant as specified in its charter)

Washington	91-1287341

(State of Incorporation)	(Employer Identification No.)

1015 A Street, Tacoma, Washington	98402

(Address of Principal Executive Offices)	(Zip Code)

(253) 383-9101

(Registrant’s Telephone Number)

1016 S. 28th Street, Tacoma, Washington	98409

(Registrant’s Former Address)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒         No    ☐

As of August 3, 2001, the Registrant had 40,432,227 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

 LABOR READY, INC.

Part I.               Financial Information

LABOR READY, INC.
CONSOLIDATED BALANCE SHEETS
In Thousands

ASSETS

	(Unaudited)
	June 29,	December 31,
	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$34,780	$36,048
Accounts receivable	2,543	100,678
Accounts receivable pledged under securitization agreement	90,834	--
Allowance for doubtful accounts	(7,320)	(7,661)
Workers’ compensation deposits and credits	4,147	4,497
Prepaid expenses and other	7,148	6,878
Income tax receivable	252	195
Deferred income taxes	10,382	9,771

Total current assets	142,766	150,406

PROPERTY AND EQUIPMENT:
Buildings and land	17,913	7,057
Computers and software	31,376	29,912
Cash dispensing machines	13,903	13,790
Furniture and equipment	1,729	1,620
Construction in progress	--	8,850

	64,921	61,229
Less accumulated depreciation	21,876	17,827

Property and equipment, net	43,045	43,402

OTHER ASSETS:
Restricted cash	2,926	1,696
Deferred income taxes	10,218	9,521
Other assets	1,022	398

Total other assets	14,166	11,615

Total assets	$199,977	$205,423

See accompanying notes to consolidated financial statements.

LABOR READY, INC.
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Per Share Amounts)
LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	June 29,	December 31,
	2001	2000

CURRENT LIABILITIES:
Accounts payable	$15,919	$18,683
Accrued wages and benefits	11,812	10,201
Current portion of workers’ compensation claims reserve	19,996	19,452
Current maturities of long-term debt	1,766	7,911

Total current liabilities	49,493	56,247

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	5,948	6,843
Workers’ compensation claims reserve	34,819	30,229

Total long-term liabilities	40,767	37,072

Total liabilities	90,260	93,319

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, no par value, 100,000 shares authorized; 40,371 and 40,941 shares issued and outstanding	49,912	52,074
Cumulative foreign currency translation adjustment	(343)	(250)
Retained earnings	60,148	60,280

Total shareholders’ equity	109,717	112,104

Total liabilities and shareholders’ equity	$199,977	$205,423

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME
In Thousands (Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Revenues from services	$240,004	$242,080	$442,740	$435,530

Cost of services	168,555	167,720	310,917	302,456

Gross profit	71,449	74,360	131,823	133,074

Selling, general and administrative expenses	65,198	68,928	128,363	129,695
Depreciation and amortization	2,128	1,811	4,196	3,576

Income (loss) from operations	4,123	3,621	(736)	(197)

Interest and other income (expense), net	520	(178)	604	(170)

Income (loss) before taxes (benefit)	4,643	3,443	(132)	(367)

Taxes (benefit) on income (loss)	1,773	1,272	--	(219)

Net income (loss)	$2,870	$2,171	$(132)	$(148)

Basic net income per common share	$0.07	$0.05	$0.00	$0.00

Diluted net income per common share	0.07	0.05	0.00	0.00
Weighted average shares outstanding:
Basic	40,508	42,779	40,624	42,799

Diluted	40,559	43,093	40,624	42,799

See accompanying notes to consolidated financial statements.

LABOR READY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Twenty-Six Weeks Ended

	June 29, 2001	June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132)	$(148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,188	3,577
Provision for doubtful accounts	8,908	7,039
Deferred income taxes	(1,321)	(664)
Gain on disposal of property and equipment	(763)	--
Changes in operating assets and liabilities
Accounts receivable	(2,066)	(10,726)
Workers’ compensation deposits and credits	350	458
Prepaid expenses and other	(283)	2,185
Accounts payable	(1,820)	3,084
Accrued wages and benefits	1,618	2,154
Income taxes	(75)	(131)
Workers’ compensation claims reserve	5,136	4,139

Net cash provided by operating activities	13,740	10,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,916)	(6,139)
Restricted cash	(1,230)	(815)
Intangible assets and other	(632)	(453)
Proceeds from sale of property and equipment	1,809	--

Net cash used in investing activities	(4,969)	(7,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on short term borrowing	(879)	3,496
Proceeds from options and warrants exercised	24	646
Proceeds from sale of stock through employee benefit plans	787	859
Purchase and retirement of common stock	(2,973)	(2,068)
Payments on long-term debt	(7,040)	(598)
Preferred stock dividends paid	--	(43)

Net cash provided by (used in) financing activities	(10,081)	2,292
Effect of exchange rates on cash	42	(65)

Net increase (decrease) in cash and cash equivalents	(1,268)	5,787
CASH AND CASH EQUIVALENTS, beginning of period	36,048	16,845

CASH AND CASH EQUIVALENTS, end of period	$34,780	$22,632

See accompanying notes to consolidated financial statements.

LABOR READY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

 (In Thousands)
(Unaudited)

Common stock
Balance at December 31, 2000	52,074
Common stock issued on the exercise of options and warrants	24
Common stock issued through employee benefit plans	787
Common stock repurchased	(2,973)

Balance at June 29, 2001	49,912

Cumulative translation adjustment
Balance at December 31, 2000	(250)
Foreign currency translation	(93)

Balance at June 29, 2001	(343)

Retained earnings
Balance at December 31, 2000	60,280
Net income	(132)
Balance at June 29, 2001	60,148

Total Shareholders’ equity	$109,717

See accompanying notes to consolidated financial statements.

Item 1.              Notes to Consolidated Financial Statements

SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2000 annual report on Form 10-K.  Certain amounts in the consolidated balance sheet at December 31, 2000 have been reclassified to conform to the 2001 presentation.  The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Operating results for the twenty-six week period ended June 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NEW ACCOUNTING STANDARDS

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, "Business Combinations" (“SFAS 141”), and SFAS No. 142, "Goodwill and Other Intangible Assets" (“SFAS 142”).  SFAS 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  We are in the process of evaluating the financial statement impact of adoption of SFAS 142.

WORKERS’ COMPENSATION

We provide workers’ compensation insurance to our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states, we have purchased a deductible insurance policy.  Under terms of the policy, our workers’ compensation exposure is limited to a $350,000 deductible amount per occurrence and a maximum aggregate stop-loss limit.  Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are to be paid by independent insurance companies unrelated to us.  Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to us.

We establish a reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of June 29, 2001 and December 31, 2000 are workers’ compensation claims reserves of $54.8 million and $49.7 million.  The claims reserves were computed using a discount rate of 6.0%.

Workers’ compensation expense totaling $15.3 million and $12.3 million was recorded as a component of cost of services in each of the thirteen weeks ended June 29, 2001 and June 30, 2000.  Workers’ compensation expense totaling $28.0 million and $22.3 million was recorded as a component of cost of services in each of the twenty-six weeks ended June 29, 2001 and June 30, 2000.

For workers’ compensation claims originating in Washington, Ohio, West Virginia, Canada and Puerto Rico, we pay workers’ compensation insurance premiums as required by government administered programs.  The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and our previous claims experience.

For workers’ compensation claims originating in the United Kingdom, we have purchased an employers’ liability insurance policy.  This policy carries a 10 million GBP limit.

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

Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share amounts):

	Thirteen WeeksEnded		Twenty-Six Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Basic:
Net income (loss)	$2,870	$2,171	$(132)	$(148)
Less preferred stock dividends	--	(11)	--	(21)

Income (loss) allocable to common shareholders	2,870	2,160	(132)	(169)

Weighted average shares outstanding	40,508	42,779	40,624	42,799

Net income per share	$0.07	$0.05	$0.00	$0.00

Diluted:
Income (loss) allocable to common shareholders	$2,870	$2,160	$(132)	$(169)

Weighted average shares outstanding	40,508	42,779	40,624	42,799
Plus options to purchase common stock outstanding at end of period	5,965	3,345	--	--
Less shares assumed repurchased	(5,914)	(3,031)	--	--

Weighted average shares outstanding, including dilutive effect of options	40,559	43,093	40,624	42,799

Net income per share	$0.07	$0.05	$0.00	$0.00

SUPPLEMENTAL CASH FLOW INFORMATION

	(Amounts in Thousands)
	Twenty-Six Weeks Ended

	June 29, 2001	June 30,2000

Cash paid during the period for:
Interest	$696	$455

Income taxes	$1,597	$424

Non-cash investing and financing activities:
Tax benefits related to stock options	$--	$439

Assets acquired with capital lease obligations	$--	$1,868

Accrued preferred stock dividends	$--	$21

INTEREST AND OTHER INCOME (EXPENSE)

In June of 2001, we sold certain real property in Tacoma, Washington, which resulted in a realized pretax gain of $834,000.  This gain was partially offset by interest expense.

ACCOUNTS RECEIVABLE SECURITIZATION

In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility with certain unaffiliated financial institutions (the “New Creditors”).  Subject to certain availability requirements, these facilities provide a maximum combined borrowing capacity of $100 million, all of which may be utilized as a revolving line of credit and up to $80 million of which may be used to obtain letters of credit (but any usage for letters of credit will reduce the amount available for use as loans).  Interest on advances under the line of credit facility is generally based upon the New Creditor’s commercial paper rate, and fees for the letter of credit portion of the facility are based upon the New Creditor’s cost of issuance.  The line of credit facility is secured by eligible accounts receivable of Labor Ready, Inc. and certain of its subsidiaries, which are transferred by them to Labor Ready Funding Corporation, (“LRF”) a wholly owned, special purpose, bankruptcy remote subsidiary of Labor Ready, Inc. and pledged to the New Creditors on an ongoing basis.  The letter of credit facility is secured by Labor Ready, Inc.’s pledge of all of the outstanding capital stock of LRF.  Additionally, Labor Ready, Inc. acts as a servicer for LRF in the collection and administration of the pledged accounts receivable.

At June 29, 2001, $71.7 million was available under this facility, of which we have committed $48.9 million for letters of credit to our insurance carriers, leaving $22.8 million available for future borrowing.  We have committed an additional $5.6 million for letters of credit to our insurance carriers, which will be issued on September 1, 2001.

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

Overview

Labor Ready is the nation’s leading provider of temporary manual labor.  Our customers are primarily in the freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses.  We have grown from eight dispatch offices in 1991 to 812 dispatch offices at June 29, 2001.  Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising.  Our annual revenues have grown from approximately $6 million in 1991 to $977 million in 2000, and were $443 million for the twenty-six weeks ended June 29, 2001.  This revenue growth has been generated by opening new dispatch offices in markets throughout the U.S., Canada, United Kingdom and Puerto Rico.

We opened 30 dispatch offices during the first twenty-six weeks of 2001 and closed 34 offices.  The average cost of opening each new dispatch office in 2001 decreased to approximately $30,000 as compared to approximately $45,000 in 2000, due primarily to our redistribution of previously purchased Cash Dispensing Machines (“CDM”) from our closed branches.  Approximately $13,000 of this cost is for salaries, recruiting, testing, training, lease and related expensed costs, and the remaining $17,000 is for property and equipment including leasehold improvements, computer systems and other equipment and installation.

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

Approximately 30% of our customers are construction and landscaping businesses, which are significantly affected by the weather.  Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months.  Further, inclement weather can slow construction and landscaping activities in such periods.  As a result, we have generally experienced a significant increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

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

Cost of services includes the wages and related payroll taxes of temporary workers, workers’ compensation expense, unemployment compensation insurance and transportation.  Cost of services as a percentage of revenues has historically been affected by numerous factors, including the use of lower introductory rates to attract new customers at new dispatch offices, the use of higher pay rates to attract more skilled workers, changes in the workers’ compensation reserve rates and the changing geographic mix of new and established, more mature markets.  Although we have implemented policies and procedures to prevent unplanned increases in pay rates, significant continuing fluctuations in cost of services may be experienced.

Selling, general and administrative expenses include the salaries and wages of our operations and administrative personnel, dispatch office operating expenses, corporate office operating expenses and the costs of the CDM program.

Labor Ready pays employee-related expenses of its temporary workers, including workers' compensation coverage, unemployment compensation insurance, and Social Security and Medicare taxes.  We do not provide health, dental, disability or life insurance to the temporary workers.  We bill our customers for the hours worked by our temporary workers assigned to the customer.  Because we pay our temporary workers only for the hours actually worked, wages for the temporary workers are a variable cost that increases or decreases directly in proportion to revenue.  We have one franchisee, which operates five dispatch offices.  We currently have no plans to grant additional franchises.  Royalty revenues from the franchised dispatch offices are not material during any period presented herein.

Results of Operations

Thirteen Weeks Ended June 29, 2001 Compared to Thirteen Weeks Ended June 30, 2000

The following table compares the operating results for the thirteen weeks ended June 29, 2001 and June 30, 2000 (in thousands):

	Thirteen Weeks Ended

	June 29, 2001	Percent Change	June 30, 2000

Revenues from services	$240,004	(0.9)	$242,080
Cost of services	168,555	0.5	167,720
Selling, general and administrative expenses	65,198	(5.4)	68,928
Depreciation and amortization	2,128	17.5	1,811
Interest and other income (expense), net	520	392.1	(178)
Income before taxes	4,643	34.9	3,443
Net income	$2,870	32.2	$2,171

Dispatch Offices
The number of offices decreased to 812 at June 29, 2001 from 824 locations at March 30, 2001, a net decrease of 12 dispatch offices, or (1.5)%.  The number of offices grew to 839 for the thirteen weeks ended June 30, 2000 from 830 locations at March 31, 2000, a net increase of 9 dispatch offices, or 1.1%.

Revenues from Services
The decrease in revenues is due primarily to the continued decrease in same office sales for our dispatch offices which are at least three years old. This is a result of weak demand among manufacturing and retail service customers, which is only partially offset by strong growth in construction.  Included in revenues from services for the thirteen weeks ended June 29, 2001 and June 30, 2000 are CDM fees of $2.0 million and $2.1 million.

Cost of Services
The increase in cost of services is primarily due to the increase in the average pay rate and workers’ compensation costs.  Cost of services was 70.2% of revenue for the thirteen weeks ended June 29, 2001 compared to 69.3% of revenue for the same period in 2000, an increase of 0.9%.

Selling, General and Administrative Expenses
The thirteen week comparative decrease in selling, general and administrative expenses is largely due to a reduction in advertising and other overhead expenses.  Selling, general and administrative expenses were 27.2% of revenues for the second quarter of 2001 as compared to 28.5% of revenues in the second quarter of 2000.

We expect that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as we may adjust our staffing at the dispatch offices as well as our operating and administrative capabilities.

Depreciation and Amortization Expense
The increase in quarterly depreciation and amortization expense is primarily the result of the addition of $15.3 million of property and equipment since the second quarter of 2000.  These additions primarily include building, computer equipment, software, and other equipment.

Interest and Other Income (Expense), Net
The increase in net interest and other income was the result of the realized gain of $834,000 for the sale of real estate.

We expect to incur interest expense during the balance of 2001 as our cash demands will increase during our busiest time of year, which will result in increased borrowing on our credit facility.  Additionally, cash balances held in the CDMs for payment of temporary worker payrolls will continue to reduce cash available for investing.

Taxes on Income
The increase in taxes for the quarter is commensurate with the increase in income from operations on a quarter over quarter basis and a decrease in the impact of the foreign losses.  Our effective tax rate was 38.2% in the second quarter of 2001 as compared to 36.9% for the same period in 2000.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and the valuation allowance discussed below.

We had a net deferred tax asset of approximately $20.6 million at June 29, 2001, resulting primarily from workers' compensation deposits, credits and reserves.  Due to the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against this net deferred tax asset in the amount of $1.0 million.

Net Income
As a percentage of revenues from services, net income was 1.2% for the second quarter of 2001 compared to 0.9% for the second quarter of 2000, an increase of 0.3%.  This increase in net income as a percentage of revenue was related to the decrease in selling, general and administrative expenses as a percentage of sales and an increase in interest and other expense, which reflects the $834,000 realized pretax gain on the sale of real estate.

Twenty-Six Weeks Ended June 29, 2001 Compared to Twenty-Six Weeks Ended June 30, 2000

The following table compares the operating results of the Company for the twenty-six weeks ended June 29, 2001 and June 30, 2000 (in thousands):

	Twenty-Six Weeks Ended

	June 29, 2001	Percent Change	June 30, 2000

Revenues from services	$442,740	1.7	$435,530
Cost of services	310,917	2.8	302,456
Selling, general and administrative expenses	128,363	(1.0)	129,695
Depreciation and amortization	4,196	17.3	3,576
Interest and other income (expense), net	604	455.3	(170)
Loss before taxes	(132)	(64.0)	(367)
Net loss	$(132)	(10.8)	$(148)

Dispatch Offices
The company opened 30 and closed 34 dispatch offices for a net closure of 4 dispatch offices during the twenty-six weeks ended June 29, 2001 as compared to 193 openings during the same period of the prior year.  The total number of offices decreased to 812 at June 29, 2001 from 839 locations at June 30, 2000, a net decrease of 27 dispatch offices, or (3.2)%.  The company does not expect to open a material number of offices during the balance of the year.

Revenues from Services
The increase in revenues is due primarily to the increase in sales of our dispatch offices opened in 2000 offset by the decrease in same office sales for our three year and older dispatch offices.  Included in revenues from services for the twenty-six weeks ended June 29, 2001 and June 30, 2000 are CDM fees of $3.7 million and $3.7 million.

Cost of Services
The increase in cost of services as a percentage of revenue is primarily due to an increase in the average pay rate and workers’ compensation costs.  Cost of services was 70.2% of revenue for the twenty-six weeks ended June 29, 2001 compared to 69.5% of revenue for the same period in 2000, an increase of 0.7%.

Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses is largely due to the reduction of advertising and other overhead expenses from 2000 to 2001.  Selling, general and administrative expenses were 29.0% of revenues for the first half of 2001 as compared to 29.8% of revenues in the first half of 2000.

 We expect that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as we may adjust our staffing at the dispatch offices as well as our operating and administrative capabilities.

Depreciation and Amortization Expense
The increase in depreciation and amortization expense is primarily the result of the addition of $15.3 million of property and equipment since the second quarter of 2000.  These additions primarily include building, computer equipment, software, and other equipment.

Interest and Other Income (Expense), Net
The increase in net interest and other income was the result of the realized gain of $834,000 for the sale of real estate.  Additionally, the Company had cash balances of approximately $17.9 million held in the CDMs at June 29, 2001 compared to $17.5 million at June 30, 2000.

We expect to incur interest expense during the balance of 2001 as our cash demands will increase during our busiest time of year, which will result in increased borrowing on our credit facility.  Additionally, cash balances held in the CDMs for payment of temporary worker payrolls will continue to reduce cash available for investing.

Benefit on Loss
The decrease in the tax benefit for the current period is commensurate with the decrease in income from operations on a year over year basis and a decrease in the impact of the foreign losses.  The Company’s effective tax rate was 38.2% benefit for the first two quarters of 2001 as compared to 59.7% expense for the first two quarters of 2000.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and the valuation allowance as discussed below.

We had a net deferred tax asset of approximately $20.6 million at June 29, 2001, resulting primarily from workers' compensation deposits, credits and reserves.  Due to the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against this net deferred tax asset in the amount of $1.0 million.

Net Loss
The net loss for the twenty six week period ended June 29, 2001 decreased by 10.8% as compared to 2000.  This decrease was related to an increase in interest and other income, which reflects the $834,000 realized pretax gain on the sale of real estate offset by the increase in depreciation and amortization for the period.

Liquidity and Capital Resources
Net cash provided by operating activities was $13.8 million for the twenty-six week period ended June 29, 2001 compared to $11.0 million for the same period ended June 30, 2000.  This increase is largely due to the decrease in accounts receivable and increase in workers’ compensation reserves, which were partially offset by the decrease in accounts payable.

We used net cash in investing activities of $4.9 million in the first twenty-six weeks of 2001, compared to $7.4 million in the first twenty-six weeks of 2000.  The decrease in cash used in investing activities in 2001 as compared to 2000 is due primarily to the proceeds received from the sale of property and equipment and decreased capital expenditures.

Net cash provided by (used in) financing activities was ($10.1 million) for the period ended June 29, 2001 and $2.3 million for the period ended June 30, 2000.  The increase in cash used in financing activities in 2001 as compared to 2000 is due mainly to the $7.0 million of payments on long term debt, which includes our new corporate headquarters and capital leases.  We also purchased and retired approximately 816,000 shares of common stock at an aggregate purchase price of $3.0 million.

In March 2001, we entered into an accounts receivable securitization facility with certain unaffiliated financial institutions, which replaced our previous financing agreement with U.S. Bank.  Subject to certain availability requirements, these facilities allow us to borrow a maximum of $100 million, up to $80 million of which may be used to obtain letters of credit.  At June 29, 2001, $71.7 million was available, of which we have committed $48.9 million for letters of credit to our insurance carriers, leaving $22.8 available for future borrowing.  We have committed an additional $5.6 million for letters of credit to our insurance carriers, which will be issued on September 1, 2001.

Included in cash and cash equivalents at June 29, 2001 is approximately $17.9 million as compared to $17.5 million at June 30, 2000 of cash which is located in the CDMs for payment of temporary worker payrolls.

Historically, we have experienced cash flow deficits from time to time due to seasonal sales fluctuations and expansion of operations.  Management expects cash flow deficits to be financed by profitable operations and the use of the credit facility, and we may also consider other equity or debt financings as necessary or appropriate.  We analyze acquisition opportunities from time to time and may pursue acquisitions in certain circumstances.  Any acquisitions we enter into may require additional equity or debt financing.

Item 3.              Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At June 29, 2001, our purchased investments have maturities of less than 90 days.  As such, an increase in interest rates immediately and uniformly by 10% from levels at June 29, 2001 would not have a material effect upon our cash and cash equivalent balances.  Because of the relative short maturities of the investments we hold, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our cash and cash equivalents portfolio.

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

Part II.   Other Information

Item 4.              Submission of Matters to a Vote of Security Holders

On June 20, 2001, at the Company’s Annual Meeting of Shareholders (“the Annual Meeting”) the shareholders of the Company voted to: (1) elect 8 directors and (2) appoint Arthur Andersen LLP as the Company’s independent auditors for the year ended December 31, 2001.  The results of the proposals voted upon at the Annual Meeting are as follows:

			For	Against	Withheld	Abstain

1.	a)	Election of Robert J. Sullivan	38,536,641	—	353,539	—
	b)	Election of Richard L. King	36,607,768	—	2,282,412	—
	c)	Election of Thomas E. McChesney	38,537,129	—	353,051	—
	d)	Election of Richard W. Gasten	36,607,768	—	2,282,412	—
	e)	Election of Carl W. Schafer	38,541,794	—	348,386	—
	f)	Election of Joseph P. Sambataro, Jr.	38,536,641	—	353,539	—
	g)	Election of Gates McKibbin	38,496,424	—	393,756	—
	h)	Election of George E. Northcroft	38,541,794	—	348,386	—

2.		Ratification of Arthur Andersen LLP as the Company’s independent auditors for the calendar year ended December 31, 2001.	38,207,822	130,603	—	63,677

Item 5.              Other Information

At the annual meeting of the board of directors immediately following the Annual Meeting, the board appointed Mark R. Beatty as a director.

Item 6.              Exhibits and Reports on Form 8-K

(a)         Exhibits:

The following exhibits are being filed as a part of this Report:
Exhibit No.	Description
10.1	Employment Agreement between Labor Ready, Inc. and Timothy J. Adams.
10.2	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Greenwich Insurance Company dated April 25, 2001.
10.3	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Lumbermens Mutual Casualty Company dated June 4, 2001.
10.4	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Reliance National Insurance Company dated May 15, 2001.
10.5	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Travelers Casualty and Surety Company of America dated April 25, 2001.
10.6	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and US Bank National Association dated February 26, 2001.

(b)  Reports on Form 8-K

None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of August, 2001.

LABOR READY, INC.

/s/ Richard L. King

Chief Executive Officer and President

/s/ Steven C. Cooper

Chief Financial Officer and Executive Vice President