Form 10-Q
period 2001-09-28
LABOR READY INC
filed 2001-11-09
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 0-23828

Labor Ready, Inc.
(Exact Name of Registrant as specified in its charter)

Washington	91-1287341
(State of Incorporation)	(Employer Identification No.)

1015 A Street, Tacoma, Washington

98402
(Address of Principal Executive Offices)	(Zip Code)

(253) 383-9101
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒         No    ☐

As of November 5, 2001, the Registrant had 40,516,936 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

LABOR READY, INC.

INDEX

Part I.	Financial Information

	Item 1.	Consolidated Balance Sheets
September 28, 2001 and December 31, 2000

Consolidated Statements of Income
Thirteen and Thirty-Nine Weeks Ended
September 28, 2001 and September 29, 2000

Consolidated Statements of Cash Flows
Thirty-Nine Weeks Ended
September 28, 2001 and September 29, 2000

Condensed Consolidated Statement of Shareholders’ Equity
September 28, 2001

Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	Item 3.	Qualitative and Quantitative Disclosures
About Market Risk

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

Part I.	Financial Information

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	(Unaudited)
	September 28, 2001	December 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$43,201	$36,048
Accounts receivable	5,729	100,678
Accounts receivable pledged under securitization agreement	101,285	--
Allowance for doubtful accounts	(7,714)	(7,661)
Workers’ compensation deposits and credits	3,868	4,497
Prepaid expenses and other	8,101	6,878
Income tax receivable	-	195
Deferred income taxes	11,080	9,771

Total current assets	165,550	150,406

PROPERTY AND EQUIPMENT:
Buildings and land	17,954	7,057
Computers and software	31,513	29,912
Cash dispensing machines	13,473	13,790
Furniture and equipment	1,671	1,620
Construction in progress	--	8,850

	64,611	61,229
Less accumulated depreciation	23,517	17,827

Property and equipment, net	41,094	43,402

OTHER ASSETS:
Restricted cash	2,953	1,696
Deferred income taxes	11,189	9,521
Other assets	1,022	398

Total other assets	15,164	11,615

Total assets	$221,808	$205,423

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited) September 28, 2001	December 31, 2000
CURRENT LIABILITIES:
Accounts payable	$17,507	$18,683
Accrued wages and benefits	14,110	10,201
Current portion of workers’ compensation claims reserve	24,424	19,452
Income taxes payable	4,350	--
Current maturities of long-term debt	1,813	7,911

Total current liabilities	62,204	56,247

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	5,469	6,843
Workers’ compensation claims reserve	36,135	30,229

Total long-term liabilities	41,604	37,072

Total liabilities	103,808	93,319

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, no par value, 100,000 shares authorized; 40,493 and 40,941 shares issued and outstanding	50,326	52,074
Cumulative foreign currency translation adjustment	(353)	(250)
Retained earnings	68,027	60,280

Total shareholders’ equity	118,000	112,104

Total liabilities and shareholders’ equity	$221,808	$205,423

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Amounts)

(Unaudited)

Thirteen Weeks Ended

Thirty-Nine Weeks Ended

	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Revenues from services	$259,928	$283,025	$702,668	$718,555

Cost of services	180,328	199,012	491,245	501,468
Gross profit	79,600	84,013	211,423	217,087

Selling, general and administrative expenses	64,903	68,668	193,266	198,363
Depreciation and amortization	2,004	1,952	6,200	5,528
Income from operations	12,693	13,393	11,957	13,196

Interest and other income (expense), net	(64)	(399)	540	(569)
Income before taxes	12,629	12,994	12,497	12,627

Taxes on income	4,750	4,873	4,750	4,654

Net income	$7,879	$8,121	$7,747	$7,973

Basic net income per common share	$0.19	$0.19	$0.19	$0.19

Diluted net income per common share	0.19	0.19	0.19	0.19
Weighted average shares outstanding:
Basic	40,509	41,995	40,586	42,531

Diluted	40,786	42,066	40,676	42,794

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2001	September 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,747	$7,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,200	5,528
Provision for doubtful accounts	13,144	10,681
Deferred income taxes	(2,987)	(2,110)
Loss on disposal of property and equipment	152	--
Changes in operating assets and liabilities
Accounts receivable	(19,546)	(28,689)
Workers’ compensation deposits and credits	629	458
Prepaid expenses and other	(1,216)	2,478
Accounts payable	(654)	2,631
Accrued wages and benefits	3,920	3,303
Income taxes	4,527	6,080
Workers’ compensation claims reserve	10,885	9,119

Net cash provided by operating activities	22,801	17,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,891)	(13,674)
Restricted cash	(1,257)	366
Intangible assets and other	(636)	(370)
Proceeds from sale of property and equipment	1,809	--

Net cash used in investing activities	(5,975)	(13,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on short term borrowing	(515)	2,846
Proceeds from options and warrants exercised	210	659
Proceeds from sale of stock through employee benefit plans	1,015	1,110
Purchase and retirement of common stock	(2,973)	(7,202)
Purchase and retirement of preferred stock	--	(854)
Proceeds (payments) on long-term debt	(7,471)	5,231
Preferred stock dividends paid	--	(65)

Net cash provided by (used in) financing activities	(9,734)	1,725
Effect of exchange rates on cash	61	(140)
Net increase in cash and cash equivalents	7,153	5,359
CASH AND CASH EQUIVALENTS, beginning of period	36,048	16,845

CASH AND CASH EQUIVALENTS, end of period	$43,201	$22,204

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

Common stock
Balance at December 31, 2000	52,074
Common stock issued on the exercise of options and warrants	210
Common stock issued through employee benefit plans	1,015
Common stock repurchased	(2,973)
Balance at September 28, 2001	50,326

Cumulative translation adjustment
Balance at December 31, 2000	(250)
Foreign currency translation	(103)
Balance at September 28, 2001	(353)

Retained earnings
Balance at December 31, 2000	60,280
Net income	7,747
Balance at September 28, 2001	68,027
Total shareholders’ equity	$118,000

See accompanying notes to consolidated financial statements.

Item 1.    Notes to Consolidated Financial Statements

SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2000 annual report on Form 10-K.  Certain amounts in the consolidated balance sheet at December 31, 2000 have been reclassified to conform to the 2001 presentation.  The accompanying consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Operating results for the thirty-nine week period ended September 28, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standard (“SFAS”) No. 141, "Business Combinations" (“SFAS 141”), and SFAS No. 142, "Goodwill and Other Intangible Assets" (“SFAS 142”).  SFAS 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  We are in the process of evaluating the financial statement impact of adoption of SFAS 142.

In August 2001, FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which will be effective beginning fiscal year 2003.  SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  In October 2001, FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement.  SFAS 144 will be effective for fiscal year 2002.  We are in the process of evaluating the financial statement impact of adoption of SFAS 143 and SFAS 144.

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

We establish a reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of September 28, 2001 and December 31, 2000 are workers’ compensation claims reserves of $60.6 million and $49.7 million.  The claims reserves were computed using a discount rate of 6.0%.

Workers’ compensation expense totaling $16.5 million and $16.5 million was recorded as a component of cost of services in each of the thirteen weeks ended September 28, 2001 and September 29, 2000.  Workers’ compensation expense totaling $44.5 million and $38.8 million was recorded as a component of cost of services in each of the thirty-nine weeks ended September 28, 2001 and September 29, 2000.

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

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding during the period.  Common share equivalents include the dilutive effect of outstanding options, except where their inclusion would be anti-dilutive.  We had 2.7 million anti-dilutive options outstanding for both the thirteen and thirty-nine weeks ended September 28, 2001.  For the thirteen and thirty-nine weeks ended September 29, 2000, we had 4.0 million and 3.5 million anti-dilutive options outstanding .

Basic and diluted earnings per share were calculated as follows (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Basic:
Net income	$7,879	$8,121	$7,747	$7,973
Less preferred stock dividends	--	(2)	--	(22)
Income allocable to common shareholders	7,879	8,119	7,747	7,951

Weighted average shares outstanding	40,509	41,995	40,586	42,531
Net income per share	$0.19	$0.19	$0.19	$0.19

Diluted:
Income allocable to common shareholders	$7,879	$8,119	$7,747	$7,951

Weighted average shares outstanding	40,509	41,995	40,586	42,531
Plus options to purchase common stock outstanding at end of period	5,446	4,585	5,446	4,585
Less shares assumed repurchased	(5,169)	(4,514)	(5,356)	(4,322)
Weighted average shares outstanding, including dilutive effect of options	40,786	42,066	40,676	42,794
Net income per share	$0.19	$0.19	$0.19	$0.19

SUPPLEMENTAL CASH FLOW INFORMATION

	(Amounts in Thousands)
	Thirty-Nine Weeks Ended

September 28, 2001

		September 29, 2000
Cash paid during the period for:
Interest	$1,255	$962

Income taxes	$3,182	$722

Non-cash investing and financing activities:
Tax benefits related to stock options	$--	$439

Assets acquired with capital lease obligations	$--	$2,161

INTEREST AND OTHER INCOME (EXPENSE)

In June of 2001, we sold certain real property in Tacoma, Washington, which resulted in a realized pretax gain of $0.8 million.  This gain was partially offset by interest expense.

ACCOUNTS RECEIVABLE SECURITIZATION

In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility with certain unaffiliated financial institutions (the “Creditors”).  Subject to certain availability requirements, these facilities provide a maximum combined borrowing capacity of $100 million, all of which may be utilized as a revolving line of credit and up to $80 million of which may be used to obtain letters of credit (but any usage for letters of credit will reduce the amount available for use as loans).  Interest on advances under the line of credit facility is generally based upon the Creditor’s commercial paper rate, and fees for the letter of credit portion of the facility are based upon the Creditor’s cost of issuance.  The line of credit facility is secured by eligible accounts receivable of Labor Ready, Inc. and certain of its subsidiaries, which are transferred by them to Labor Ready Funding Corporation (“LRF”), a wholly owned, special purpose, bankruptcy remote subsidiary of Labor Ready, Inc. and pledged to the Creditors on an ongoing basis.  The letter of credit facility is secured by Labor Ready, Inc.’s pledge of all of the outstanding capital stock of LRF.  Additionally, Labor Ready, Inc. acts as a servicer for LRF in the collection and administration of the pledged accounts receivable.

At September 28, 2001, $80.4 million was available under this facility, of which we have committed $54.9 million for letters of credit to our insurance carriers, leaving $25.5 million available for future borrowing.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results of Operations

Certain matters discussed in this Form 10-Q, including statements about our revenue growth, the demand for temporary labor and our plans for opening new offices, are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995.  As such, these forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements by us to be different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, but are not limited to (1) national and global economic conditions; (2) our ability to continue to attract and retain customers and maintain profit margins in the face of new and existing competition; (3) our ability to attract and retain competent employees in key positions; and (4) other risks as set forth in our filings with the Securities and Exchange Commission including our Form 10-K for the year ended December 31, 2000.  Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained.

Overview

Labor Ready is the nation’s leading provider of temporary manual labor.  Our customers are primarily in the freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses.  We have grown from eight dispatch offices in 1991 to 811 dispatch offices at September 28, 2001.  Substantially all of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions or franchising.  Our annual revenues have grown from approximately $6 million in 1991 to $977 million in 2000, and were $703 million for the thirty-nine weeks ended September 28, 2001.  This revenue growth has been generated by opening new dispatch offices in markets throughout the U.S., Canada, United Kingdom and Puerto Rico.

We opened 31 dispatch offices during the first thirty-nine weeks of 2001 and closed 36 offices.  The average cost of opening each new dispatch office in 2001 decreased to approximately $30,000 as compared to approximately $45,000 in 2000, due primarily to our redistribution of previously purchased Cash Dispensing Machines (“CDM”) from our closed branches.  Approximately $13,000 of this cost is for salaries, recruiting, testing, training, lease and related expensed costs, and the remaining $17,000 is for property and equipment including leasehold improvements, computer systems and other equipment and installation.

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

Approximately 30% of our customers are construction and landscaping businesses, which are significantly affected by the weather.  Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months.  Further, inclement weather can slow construction and landscaping activities in such periods.  As a result, we have generally experienced an increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

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

Results of Operations

Thirteen Weeks Ended September 28, 2001 Compared to Thirteen Weeks Ended September 29, 2000

The following table compares the operating results for the thirteen weeks ended September 28, 2001 and September 29, 2000 (in thousands):

Thirteen Weeks Ended

September 28, 2001	Percent Change	September 29, 2000

Revenues from services

$

259,928

(8.2

)

$

283,025

Cost of services

180,328

(9.4

)

199,012

Selling, general and administrative expenses

64,903

(5.5

)

68,668

Depreciation and amortization

2,004

2.7

1,952

Interest and other expense, net

64

(84.0

)

399

Income before taxes

12,629

(2.8

)

12,994

Net income

$

7,879

(3.0

)

$

8,121

Dispatch Offices

The number of offices decreased to 811 at September 28, 2001 from 812 locations at June 29, 2001, a net decrease of 1 dispatch office, or (0.1)%.  The number of offices grew to 852 for the thirteen weeks ended September 29, 2000 from 839 locations at June 30, 2000, a net increase of 13 dispatch offices, or 1.5%.

Revenues from Services

The decrease in revenues is due primarily to a 4% decrease in the number of offices in operation and the fact that the average office produced 4% less revenue during the thirteen week period ending September 28, 2001 as compared to the same period in 2000.  Included in revenues from services for the thirteen weeks ended September 28, 2001 and September 29, 2000 are CDM fees of $2.1 million and $2.4 million.

Cost of Services

The decrease in cost of services is directly related to the corresponding decrease in revenues.  Cost of services was 69.4% of revenue for the thirteen weeks ended September 28, 2001 compared to 70.3% of revenue for the same period in 2000, a decrease of 0.9%.

Selling, General and Administrative Expenses

The thirteen week comparative decrease in selling, general and administrative expenses is largely due to the decrease in the number of offices and their respective administrative costs partially offset by approximately $2 million of accrued costs associated with the decision to close additional offices and other non-recurring items.  Selling, general and administrative expenses were 25.0% of revenues for the third quarter of 2001 as compared to 24.3% of revenues in the third quarter of 2000.

We expect that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as we may adjust our staffing at the dispatch offices as well as our operating and administrative capabilities.

Depreciation and Amortization Expense

The increase in quarterly depreciation and amortization expense is primarily the result of the net addition of $7.2 million of property and equipment since the third quarter of 2000.  These additions primarily include building, computer equipment, software, and other equipment.

Interest and Other Expense, Net

The decrease in net interest and other expense was the result of the decreased balance outstanding on the line of credit over the period.

We expect to incur less interest expense during the balance of 2001, as the collection of receivables from our busiest time of the year should allow us to maintain a positive cash flow and to increase our short-term investment income.  However, cash balances held in the CDMs for payment of temporary worker payrolls will continue to limit cash available for investing.

Taxes on Income

The decrease in taxes for the quarter is commensurate with the decrease in income from operations for each thirteen week period and a decrease in the impact of the foreign losses.  Our effective tax rate was 37.6% in the third quarter of 2001 as compared to 37.5% for the same period in 2000.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and the valuation allowance discussed below.

We had a net deferred tax asset of approximately $22.3 million at September 28, 2001, resulting primarily from workers' compensation deposits, credits and reserves and the allowance for doubtful accounts.  Due to the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against this net deferred tax asset in the amount of $1.3 million.

Net Income

As a percentage of revenues from services, net income was 3.0% for the third quarter of 2001 compared to 2.9% for the third quarter of 2000, an increase of 0.1%.  This increase in net income as a percentage of revenue was related to the decrease in  costs of services and interest and other expense as a percentage of revenue for the same period.

Thirty-Nine Weeks Ended September 28, 2001 Compared to Thirty-Nine Weeks Ended September 29, 2000

The following table compares the operating results for the thirty-nine weeks ended September 28, 2001 and September 29, 2000 (in thousands):

Thirty-Nine Weeks Ended

September 28, 2001	Percent Change	September 29, 2000

Revenues from services

$

702,668

(2.2

)

$

718,555

Cost of services

491,245

(2.0

)

501,468

Selling, general and administrative expenses

193,266

(2.6

)

198,363

Depreciation and amortization

6,200

12.2

5,528

Interest and other income (expense), net

540

194.9

(569

)

Income before taxes

12,497

(1.0

)

12,627

Net income

$

7,747

(2.8

)

$

7,973

Dispatch Offices

We opened 31 and closed 36 dispatch offices for a net closure of 5 dispatch offices during the thirty-nine weeks ended September 28, 2001 as compared to 165 openings during the same period of the prior year.  The total number of offices decreased to 811 at September 28, 2001 from 852 locations at September 29, 2000, a net decrease of 41 dispatch offices, or (4.8)%.  We expect to close approximately 50 additional offices during the balance of the year, while continuing to serve customers from neighboring offices.

Revenues from Services

The decrease in revenues is due primarily to the continued decrease in the number of offices in operation and same office sales declines.  This is a result of weak demand among manufacturing and retail service customers, which is only partially offset by growth in construction.  Included in revenues from services for the thirty-nine weeks ended September 28, 2001 and September 29, 2000 are CDM fees of $5.8 million and $6.2 million.

Cost of Services

The decrease in cost of services is primarily due to the corresponding decrease in revenues.  Cost of services was 69.9% of revenue for the thirty-nine weeks ended September 28, 2001 compared to 69.8% of revenue for the same period in 2000, an increase of 0.1%.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses is largely due to the opening of fewer offices in 2001 and reductions in other overhead expenses from 2000 to 2001.  Selling, general and administrative expenses were 27.5% of revenues for the first thirty-nine weeks of 2001 as compared to 27.6% of revenues in the first thirty-nine weeks of 2000.

 We expect that selling, general and administrative expenses as a percentage of revenues may fluctuate in future periods as we may adjust our staffing at the dispatch offices as well as our operating and administrative capabilities.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense is primarily the result of the net addition of $7.2 million of property and equipment since the third quarter of 2000.  These additions primarily include building, computer equipment, software, and other equipment.

Interest and Other Income (Expense), Net

The increase in net interest and other income was the result of the pretax realized gain of $0.8 million for the sale of real estate.  Additionally, we had cash balances of approximately $15.8 million held in the CDMs at September 28, 2001 compared to $17.4 million at September 29, 2000.

We expect to incur less interest expense during the balance of 2001, as the collection of receivables from our busiest time of the year should allow us to maintain a positive cash flow and to increase our short-term investment income.  However, cash balances held in the CDMs for payment of temporary worker payrolls will continue to limit cash available for investing.

Taxes on Income

The increase in taxes on income is a result of the decrease in the impact of the foreign losses.  The Company’s effective tax rate was 38.0% for the first three quarters of 2001 as compared to 36.9% for the first three quarters of 2000.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and the valuation allowance as discussed below.

We had a net deferred tax asset of approximately $22.3 million at September 28, 2001, resulting primarily from workers' compensation deposits, credits and reserves and the allowance for doubtful accounts.  Due to the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against this net deferred tax asset in the amount of $1.3 million.

Net Income

The net income for the thirty-nine week period ended September 28, 2001 decreased by 2.8% as compared to 2000.  This decrease was related to the decrease in income from operations as a percentage of service revenue and the increase in the effective tax rate partially offset by the increase in interest and other income, including the $0.8 million realized pretax gain on the sale of real estate.

Liquidity and Capital Resources

Net cash provided by operating activities was $22.8 million for the thirty-nine week period ended September 28, 2001 compared to $17.5 million for the same period ended September 29, 2000.  This increase is largely due to the decrease in accounts receivable and an increase in workers’ compensation reserves, which were partially offset by the increase in prepaid expenses.

We used net cash in investing activities of $6.0 million in the first thirty-nine weeks of 2001, compared to $13.7 million in the first thirty-nine weeks of 2000.  The decrease in cash used in investing activities in 2001 as compared to 2000 is due primarily to the proceeds received from the sale of property and equipment and decreased capital expenditures.

Net cash provided by (used in) financing activities was ($9.7 million) for the period ended September 28, 2001 and $1.7 million for the period ended September 29, 2000.  The increase in cash used in financing activities in 2001 as compared to 2000 is due mainly to the $7.5 million of payments on long term debt, which includes our new corporate headquarters and capital leases.  We also purchased and retired approximately 0.8 million shares of common stock at an aggregate purchase price of approximately $3.0 million.

In March 2001, we entered into an accounts receivable securitization facility with certain unaffiliated financial institutions, which replaced our previous financing agreement with U.S. Bank.  Subject to certain availability requirements, these facilities allow us to borrow a maximum of $100 million, up to $80 million of which may be used to obtain letters of credit.  At September 28, 2001, $80.4 million was available, of which we have committed $54.9 million for letters of credit to our insurance carriers, leaving $25.5 available for future borrowing.

Included in cash and cash equivalents at September 28, 2001 is approximately $15.8 million, as compared to $17.4 million at September 29, 2000, of cash which is located in the CDMs for payment of temporary worker payrolls.

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

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At September 28, 2001, our purchased investments have maturities of less than 90 days.  As such, an increase in interest rates immediately and uniformly by 10% from levels at September 28, 2001 would not have a material effect upon our cash and cash equivalent balances.  Because of the relative short maturities of the investments we hold, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our cash and cash equivalents portfolio.

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

Part II.
Other Information

Item 6.
Exhibits and Reports on Form 8-K

(a)	Exhibits:

The following exhibits are being filed as a part of this Report:

	Exhibit No.	Description
	10.1	Separation Agreement between Labor Ready, Inc. and Richard King dated October 9, 2001.

	10.2	Consulting Agreement between Labor Ready, Inc. and Richard King dated October 9, 2001.

	10.3	Employment Agreement between Labor Ready, Inc. and Joseph P. Sambataro, Jr. dated October 2, 2001.

10.4

Third Amendment to Securitization Agreements between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc. and General Electric Capital Corporation dated November 8, 2001.

(b)	Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter covered by this Form 10-Q:

On September 25, 2001, we filed a Form 8-K reporting the resignation of Richard L. King as President and Chief Executive Officer and from our Board of Directors and the appointment of Joseph P. Sambataro, Jr. as new President and Chief Executive Officer.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November 2001.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.
Chief Executive Officer and President

/s/ Steven C. Cooper
Chief Financial Officer and Executive Vice President