Form 10-K
period 2001-12-31
LABOR READY INC
filed 2002-04-01
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

Commission File Number: 001-14543

LABOR READY, INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1287341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1015 A Street Tacoma, Washington 98402
(Address of principal executive offices, including zip code)

(253) 383-9101
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock without par value

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days.  Yes ☒ No ☐

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates (40,514,000 shares) of the Registrant at March 1, 2002 was approximately $212,701 million.  As of March 1, 2002, there were 40,681,000 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held in June 2002, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

LABOR READY, INC.

FORM 10-K

PART I.

Item 1.          Business

This Annual Report on Form 10-K (“Form 10-K” or “Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described below and in Item 7 of this report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

Introduction

Labor Ready, Inc., founded in Washington in 1989, is a leading national provider of temporary workers for manual labor jobs.  Our customers are primarily businesses in the freight handling, warehousing, landscaping, construction and light manufacturing industries.  These businesses require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work.

We grew rapidly from 8 dispatch offices in 1991 to 852 dispatch offices in 2000, and we had 756 dispatch offices as of December 31, 2001.  All of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions.  We have dispatch offices in markets throughout the United States, Canada, United Kingdom and Puerto Rico.  In 2001, the average cost to open a new dispatch office was approximately $30,000 and dispatch offices opened in 2001 typically generated revenues sufficient to cover their operating costs within approximately 18 to 24 months.

Our revenues have grown from $6.0 million in 1991 to $976.6 million in 2000 and were $917.0 million for fiscal year 2001.  The average revenue per dispatch office for offices in operation at the end of the year and open for more than one full year was approximately $1.2 million in 2001 and $1.4 million in 2000.

Industry Overview

The temporary staffing industry has grown rapidly in recent years as companies have used temporary employees to control personnel costs and to meet fluctuating personnel needs.  Historically, the demand for temporary workers has been driven primarily by the need to satisfy peak production requirements and to temporarily replace full-time employees absent due to illness, vacation or abrupt termination.  More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs. The use of temporary workers typically shifts employment costs and risks, such as workers’ compensation and unemployment insurance and the possible adverse effects of changing employment regulations, to temporary staffing companies, which can better manage those costs and risks.  In addition, through the use of temporary employees, businesses avoid the inconvenience and expense of hiring and firing regular employees.

We believe the short-term, light industrial segment of the temporary staffing industry is highly fragmented and presents opportunities for larger, well capitalized companies to compete effectively, mainly through systems and procedures which efficiently process a high volume of transactions, coordinate multi-location activities and manage workers’ compensation costs.

Company Strategy

Our goal is to maintain and enhance our stakeholder and shareholder value.  Key elements of our strategy to achieve this objective are as follows:

•                  Improve Revenue and Profit in all Offices.  Our strategy is to increase revenues and profits in each dispatch office by expanding sales to existing customers and by aggressively expanding the number and mix of customers served.  We recently implemented a comprehensive new sales training program for our dispatch office managers and staff.  We coordinate sales and marketing strategies designed to support the sales efforts of our field personnel, including targeted direct mail, telemarketing and special promotional programs.  Our National Accounts staff focuses on new and existing large accounts, providing a single source of customer care for our large regional and national customers.

We emphasize excellence in customer service and maintain a commitment to providing a superior quality of service through policies such as opening offices no later than 5:30 a.m., extending hours of operation where the market demands, and maintaining a Customer Care Hotline and staff to respond quickly to the needs of our customers.  One of our competitive advantages is that we are able to provide workers on short notice, usually the same day as requested.  We also offer a “satisfaction guaranteed” policy.

We are committed to only opening offices that can quickly reach or exceed performance standards, and closing offices that are under-performing.  This strategy is calculated to maximize profitability by increasing average sales per dispatch office.  We are also introducing a revised compensation program for dispatch office managers which will tie bonus eligibility to the profitability of the office, rather than sales and gross profits only.

•                  Grow Through Strategic Methods of Expansion.  The recent difficulties in the U.S. economy and the resulting impact on our sales in 2001 caused us to focus on improving efficiencies throughout the company rather than aggressive expansion.  We expect that these efficiencies, applied in an improved economy, will produce the capital resources necessary for renewed expansion.  We remain committed to overseas expansion — we anticipate that 7 of the 10 new dispatch offices we expect to open in 2002 will be in the United Kingdom.  We will also continue to evaluate acquisition opportunities within and complimentary to our market niche.

•                  Improve Operating Efficiencies and Reduce Operating Costs.  Due to extensive fragmentation in the short-term temporary labor market, we believe our national presence provides us with key operating efficiencies, competitive advantages and access to capital markets to provide needed working capital.  We have standardized the operation, general design, staffing and equipment of our dispatch offices.  In addition, we have designed and implemented a proprietary information system that efficiently manages an extensive, Company-wide employee, payroll, sales and customer database and provides management with valuable, timely management reporting.

•                  Aggressively Recruit Temporary Workers.  We are committed to supplying motivated workers to our customers.  Most workers find our “Work Today, Paid Today” policy appealing and arrive at the dispatch office early in the morning motivated to put in a good day’s work and receive their pay at the end of the day.  We have installed a cash dispensing machine (“CDM”) in most of our dispatch offices.  With the CDMs, workers have a choice of receiving their wages via a daily paycheck or in cash.  For workers choosing to use the CDM, we retain the change on each worker’s daily pay plus $1 for the service.  Management believes the CDM program enhances our ability to attract temporary workers.  In 2001, we issued approximately 8.7 million payroll payments in the form of either check or cash to our temporary workers.

Dispatch Office Expansion

Our rapid expansion from 1991 to 2000 resulted in our establishing a national “footprint” with a presence in all 50 states, which we believe provides us a significant competitive advantage.  Last year we undertook a program of consolidating certain offices to achieve increased efficiency without abandoning markets.  This consolidation process resulted in our opening 32 dispatch offices and closing 92 in 2001, for a net decrease of 60 offices, leaving us with 756 dispatch offices as of December 31, 2001.  The following table sets forth the number and country of dispatch offices open at the end of each of the last five years. The information below does not include five Labor Ready franchised dispatch offices.

Labor Ready Dispatch Offices
by Country

	At December 31,
	2001	2000	1999	1998	1997
United States	689	765	670	474	308
Canada	34	33	15	11	8
Puerto Rico	4	4	1	1	—
United Kingdom	29	14	1	—	—
Total	756	816	687	486	316

We currently anticipate opening approximately 10 new dispatch offices during 2002, although additional offices may be opened if required to meet a specific demand or to take advantage of new opportunities.  We will continue to analyze individual dispatch office performance, which may lead to additional dispatch office closures in 2002.  We analyze acquisition opportunities, and may from time to time pursue acquisitions in certain circumstances and may also alter the pace of our expansion based on future developments and market conditions.

Economics of Dispatch Offices.  We have standardized the process of opening dispatch offices.  In 2001, the average aggregate cost of opening a new dispatch office decreased to approximately $30,000 as compared to approximately $45,000 in 2000, due primarily to our redistribution of previously purchased CDMs from our closed branches.  Approximately $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs; the remaining $17,000 includes computer systems and other equipment related costs, leasehold improvements and related equipment.  These costs are not expected to increase significantly in 2002.  New dispatch offices are expected to generate revenue sufficient to cover their operating costs within 18 to 24 months.  On average, the volume necessary for profitable operations is approximately $12,000 per week.  Dispatch offices in operation at the end of the year and open for at least one full year generated average annual revenue of approximately $1.2 million in 2001.

Criteria for New Dispatch Offices.  Labor Ready identifies desirable areas for locating new dispatch offices with an economic model that analyzes the potential supply of temporary workers and customer demand based on a zip code resolution of employment figures, demographics and the relative distance to the nearest existing Labor Ready dispatch office.  In addition, we locate dispatch offices in areas convenient for our temporary workers, which are on or near public transportation, and have parking available.  After we establish a dispatch office in a metropolitan area, we usually cluster additional locations within the same area.  Multiple locations in a market reduce both opening costs and operating risk for new dispatch offices because direct mail and other advertising costs are spread among more dispatch offices and because the new dispatch office benefits from existing customer relationships and established Labor Ready brand recognition.

Dispatch Office Management.  We believe that the key factor determining the success of a dispatch office is identifying and retaining an effective dispatch office manager.  Each dispatch office manager has primary responsibility for managing the operations of the dispatch office, including the recruiting and daily dispatch of temporary workers, sales, customer service and accounts receivable collection.  We pay monthly bonuses to qualifying dispatch office managers based on accounts receivable collections and gross margins during the month.  We are currently testing a modified version of this bonus program which ties bonus eligibility for dispatch office managers to the overall profitability of the office, rather than collections and gross margins only.

Each dispatch office manager has primary responsibility for customer service and the dispatch office’s sales efforts, including identifying and soliciting local businesses likely to have a need for temporary manual workers.  Our experience is that certain types of individuals are better suited to perform the critical management functions necessary for the dispatch office to generate the revenues required to achieve profitability, regardless of the size of the metropolitan area.  We commit substantial resources to the training, development, and operational support of our dispatch office managers.

Operations

Dispatch Offices.  Typically, workers come to the dispatch office in the morning to check on the availability of jobs and to indicate their availability for assignment.  During the early morning hours, the dispatch office manager and an assistant coordinate incoming customer work orders, assign the available workers to the job openings for the day, and assist as necessary in arranging transportation to the job site.  Most job openings are requested on short notice, often the same day as the workers are needed at the job site.  Work assignments are filled on a nondiscriminatory basis, with the dispatch office manager endeavoring to match customer needs with available workers.

Prior to dispatch, a branch employee makes sure workers have the basic safety equipment required for the job, such as boots, back braces, hard hats, or safety goggles, all of which are provided at no charge to the worker and the customer.  The customer provides additional safety and other equipment, if required.

The workers are provided with a work order, which is endorsed by the customer to confirm work performance, and which is presented at the dispatch office in order to receive payment for the hours worked.  Workers are generally paid daily by check, but with the addition of a CDM at most dispatch offices, workers have the choice of being paid each day in cash.  Computer systems at each dispatch office perform the calculations necessary to determine the wages, less taxes and applicable withholdings, and print security-controlled checks, which are distributed to each worker.  If the worker requests, the system instead prints a payroll voucher which contains a unique security code.   The worker enters the code into the CDM and the net pay is disbursed, less the change and $1 transaction fee for the CDM service.  Revenues from the CDMs are substantially offset by the direct and indirect costs of the CDM program. However, the primary purpose of the CDM program is to provide an additional service to our temporary workers which most of our competitors do not offer and which we believe enhances our ability to attract temporary workers.

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

Employment applications are taken throughout the day for potential new temporary employees.  Applications are used to facilitate workers’ compensation safeguards and quality control systems by permitting us to test for alcohol or drugs in case of a work-related illness or injury, to establish various other conditions of employment, and to comply with applicable immigration requirements.

Customers.  Our customers require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work.  Our customers are primarily businesses in the freight handling, warehousing, landscaping, construction, light manufacturing, retail, wholesale, sanitation, printing, and hospitality industries.

New dispatch offices initially target businesses in their market area with direct mail and telemarketing campaigns.  Dispatch office managers, the regional or local sales force and telemarketers are responsible for following up the marketing campaigns with telephone or personal calls.  Many customers have elements of seasonality in their workflow, especially customers in the construction and landscaping industries.  We currently derive our business from a large number of customers, and are not dependent on any single large customer for more than 2% of our revenues.  Our ten largest customers accounted for 4.3% of total revenues in 2001 and 4.3% of total revenues in 2000.  While a single dispatch office may derive a substantial percentage of its revenues from a single customer, the loss of that customer would not have a significant impact on our revenues.  During 2001, we provided temporary workers to over 300,000 customers.

Many customers use Labor Ready to screen prospective employees for future permanent hires.  Because we do not charge a fee if a customer hires our worker, customers on occasion send prospective employees to us with a specific request for temporary assignment to their business.  Customers thereby have the opportunity to observe the prospective employee in an actual working situation, minimizing the expense of employee turnover and personnel agency fees.

Credit and Collections.  We have implemented an automated credit and collections system that allows each dispatch office to establish a credit limit for new customers by telephonically accessing a computer based credit system.  Initial credit limits are based on a credit-scoring matrix we developed.  The credit department, using other credit reporting agencies, bank/trade references and balance sheet analysis, reviews and approves additional credit extensions beyond those recommended by this system.  Initial credit limits range from COD to $100,000 and once a customer has reached 75% of its credit limit, the customer screen on our system has a red warning to alert the dispatch office to monitor more closely the activity of the customer.

Sales and Marketing.  Marketing is accomplished primarily through telemarketing and direct-mail campaigns, yellow-page advertising, personal sales contacts, word of mouth, and billboard advertising.  Each dispatch office is responsible for its own sales and marketing efforts in its local market area in coordination with corporate marketing and advertising.  The dispatch office manager is primarily responsible for sales and customer service, with all branch employees being involved in sales and customer relations.  We purchase a direct marketing database, and from a centralized direct mail department, conduct an intensive direct-mail campaign in the local market area of each dispatch office.  For new dispatch offices, the direct-mail campaign targets a broad range of businesses in its local market area.  Follow-up mailings target businesses in our traditional market niche.  Follow-up telephone and personal calls on qualified leads are made by the dispatch office manager or a sales representative.

When entering new markets, we allow for an initial advertising budget to generate an awareness of the new dispatch office.  When opening additional offices as warranted, based on area demographics, we can also expand and coordinate our marketing efforts to the benefit of other established offices in the local area.

Temporary Workers.  Most workers find our “Work Today, Paid Today” policy appealing and arrive at the dispatch office early in the morning ready to put in a good day’s work and receive a paycheck or a CDM voucher for cash at the end of the day.  The majority of the workers are male and most are between the ages of 18 and 40 and live in low-income neighborhoods.

Our daily pool of temporary workers at each dispatch office generally numbers between 40 and 200, depending upon the time of year.  Because of increasing diversification of our customer base and a wider dispersion of dispatch offices in different geographic areas of the United States, we are less dependent on weather than in our early years.  Good weather, nevertheless, brings incrementally more job orders and workers.  Consequently, we are busiest in the late spring, summer and early fall.

Under our “satisfaction guaranteed” policy, unsatisfactory workers are promptly replaced and the customer is not charged for their time if the customer notifies us within the first two hours of work.  Employees who receive two complaints from customers are generally reprimanded or terminated.  We will immediately terminate any employee who agrees to take a work order and does not report at the customer’s job site.  Any use of obscene language, alcohol or drugs on the dispatch office premises or at the customers’ job sites is grounds for immediate dismissal.

We withhold FICA and federal, state, and, where applicable, city and county income taxes from our temporary workers’ wages for disbursement to governmental agencies.  Additionally, we maintain federal and state unemployment insurance, and workers’ compensation coverage for our temporary employees.

Recruitment of Temporary Workers.  We attract our pool of temporary workers through billboard advertisements, flyers, newspaper advertisements, dispatch office displays, and word of mouth.  We believe our strategy of locating dispatch offices in areas convenient for our workers, with ready access to public transportation, is particularly important in attracting workers.

Our “Work Today, Paid Today” policy is prominently displayed at most dispatch offices and, in our experience, is a highly effective method of attracting temporary workers.  Our ability to pay workers’ wages in cash through the use of the CDMs is an additional attraction.  Temporary workers are also aware that we don’t charge a fee if a customer decides to offer them a full-time position.  The possibility of locating a full-time position serves as an added incentive to our workers.

We experience from time to time, during peak periods, shortages of available temporary workers.  Dispatch offices with a shortage of workers attempt to fill work orders by asking temporary workers to inform friends, relatives and neighbors of job openings and by identifying prospective workers from our employee database.  On occasion, work orders requiring large numbers of temporary workers will be filled through coordination with other local dispatch offices.

Management, Employees and Training.  At December 31, 2001, we employed approximately 250 administrative and executive staff in the corporate office, and approximately 2,600 people as supervisors, dispatch office managers, customer service representatives, district managers, area directors and support staff.  Dispatch office managers report to district managers who in turn report to area directors.  For positions above dispatch office manager, our recruiting focus is on hiring management and supervisory personnel with experience in managing multi-location operations.

After extensive interviews and tests, prospective district and dispatch office managers undergo approximately one week of training at our training center which is located at the corporate office in Tacoma, Washington and four weeks of on-the-job training at a dispatch office.  The training center is charged with providing the managers with the skills necessary for operating a dispatch office.  Staffed by experienced training professionals, the training center has developed a curriculum, training manuals, and instruction modules for the training program, which include rigorous sessions on topics such as marketing and direct mail, credit and collections, payroll and personnel policies, workers’ compensation management and safety.  Customer service representatives receive on-the-job training at the branch where they work, supplemented by a computerized training program.

Management Information Systems.  We have developed our own proprietary system to process all required credit, billing, collection, temporary worker payroll and related payroll information for tax returns, together with other information and reporting systems necessary for the management of hundreds of thousands of workers and staff in multiple locations.  The system maintains all of our key databases, from the tracking of work orders to payroll processing to maintaining worker records.  The current system regularly exchanges all point of sale information between the corporate headquarters and the dispatch offices, including customer credit information and outstanding receivable balances.  Dispatch offices can run a variety of reports on demand, such as receivables aging, margin reports, and customer activity reports.  Area directors and district managers are able to monitor their territories from remote locations.  We believe our proprietary software system provides us with significant competitive advantages over competitors that utilize less sophisticated systems.

Our system also provides us with key internal controls.  All work order tickets are entered into the system at the dispatch office level.  No payroll check can be issued at a dispatch office without a corresponding work ticket on the computer system.  When a payroll check or CDM voucher is issued, the customer’s weekly invoice and the dispatch office receivables ledger are automatically updated.  Printed checks have watermarks and computer-generated signatures that are difficult to duplicate.  All cash receipts are received in lockbox accounts and are matched to customers’ receivable records using an automated data capture system.

Workers’ Compensation Program.  We provide workers’ compensation insurance for our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states, we have purchased a deductible insurance policy.  Under terms of the policy, our workers’ compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit.  Should any single occurrence exceed the deductible amount, all losses and expenses beyond the deductible amount are paid by independent insurance companies unrelated to us.  Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to us.

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

We establish our reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.

We maintain a risk management department at our corporate headquarters to manage our insurers, third party claims administrators and medical service providers and to oversee our safety programs.  We employ claims coordinators to reduce wage-loss compensation claims.  The claims coordinators manage the acceptance, processing and final resolution of claims and administer our return to work program, wherein workers are employed at the local dispatch office or on customer assignments that require minimal physical exertion.  We have an on-line connection with our third party administrator that allows the claims coordinators to maintain visibility of all claims, manage their progress and generate required management information.

Government Regulations

Safety Programs.  We are subject to a number of state and federal statutes and administrative regulations pertaining to the safety of our workers.  These laws generally require us to provide general safety awareness training and certain safety equipment to our workers.  In most jurisdictions, when our temporary workers are on a customer’s jobsite they are generally considered the customer’s employees for purposes of site-specific safety standards compliance.  Under Occupational Safety and Health Administration (“OSHA”) regulations, responsibility for recording jobsite injuries to our temporary workers lies with our customers.

We continue to emphasize safety awareness by training our management employees, office staff and temporary workers, issuing safety equipment, monitoring job sites, and communicating with customers to promote job site safety.  Each district maintains a safety committee which meets regularly to review safety issues and policies.  Temporary workers are trained in safety procedures primarily by viewing safety tapes, reviewing a safety manual and completing a safety test at the beginning of their employment.  Bulletin boards with safety-related posters are prominently displayed.

We maintain our own inventory of safety equipment at each dispatch office.  Standard equipment includes hard hats, metal-toed boots, gloves, back braces, earplugs, and safety goggles.  Equipment is checked out to workers as appropriate.  All construction jobs require steel-toed boots and a hard hat.  The dispatch office manager ensures that workers take basic safety equipment to job sites.

Dispatch office personnel are trained to discuss job safety parameters with customers on incoming work order requests.  Managers conduct job site visits for new customer job orders and periodic “spot checks” of existing customers to review safety conditions at job sites.  Workers are encouraged to report unsafe working conditions to us.

Wage and Hour Regulation.  We are required to comply with applicable state and federal wage and hour laws.  These laws require us to pay our employees minimum wage and overtime at applicable rates.  When our workers are employed on public works projects we are generally required to pay prevailing wages and to comply with additional reporting obligations.

Proposed New Regulation.  In 2001 and 2002, we have seen an increased level of activity in various state legislatures with respect to proposed legislation which could affect our business.  This proposed legislation, much of which is backed by certain parties whose interests are adverse to ours, includes provisions such as a requirement that our temporary workers receive the same pay and benefits as our customers’ regular employees, prohibitions on fees charged in connection with our CDMs, and a requirement that our customers provide workers compensation insurance for our temporary workers.  We take a very active role in opposing such legislation and in informing policy makers as to the social and economic benefits of our business.  None of these proposed bills has yet been enacted into law.  However, we cannot guarantee that any such bills will not be enacted, in which event demand for our services may be adversely affected.

Competition

The short-term, manual labor sector of the temporary services industry is highly fragmented and highly competitive, with limited barriers to entry.  A large percentage of temporary staffing companies serving this sector of the industry are local operations with fewer than five offices.  Within local or regional markets, these firms actively compete with us for business.  The primary bases of competition among local firms are price, service, and the ability to provide the requested amount of workers on time.  While entry into the market has limited barriers, lack of working capital frequently limits growth of smaller competitors.

Although there are several large full-service and specialized temporary labor companies competing in national, regional and local markets, those companies have not yet aggressively expanded in our market segment.  However, many of these competitors have substantially greater financial and marketing resources than we do.  One or more of these competitors may decide at any time to enter or expand their existing activities in the short-term, light industrial market and provide new and increased competition to us.  We believe that, among the larger competitors, the primary competitive factors in obtaining and retaining customers are the cost of temporary labor, the quality of the temporary workers provided, the responsiveness of the temporary labor company, and the number and location of offices.  The presence of one or more temporary service competitors in a particular market can create significant pricing pressure and this pricing pressure could adversely impact profit margins.

Trademarks

Our business is not presently dependent on any patents, licenses, franchises, or concessions.  “Labor Ready,” and the service marks “Work Today, Paid Today” and “Work Today, Cash Today” are registered with the U.S. Patent and Trademark Office.  We have also been granted a patent by the U.S. Patent and Trademark Office for the system of controlling a network of CDMs for the disbursement of payroll.

Item 2.          Properties

We lease virtually all of our dispatch offices.  Under most of these leases, we have the right to terminate the lease on 90 days notice and upon payment of three months rent.  A small percentage of leases provide for a minimum one-year term.

In 2001, we sold a 24,000 square foot building and a 44,000 square foot office building with an adjoining 10,000 square foot warehouse, which had served as our corporate headquarters and administrative offices in Tacoma, Washington until March 2001.  In March 2001, we moved into a company owned 157,000 square foot office building with an attached parking garage in downtown Tacoma, Washington, which serves as our headquarters.  We also own a dispatch office in Tacoma.  Management believes all of our facilities are currently suitable for their intended use.

Item 3.          Legal Proceedings

From time to time we are the subject of routine compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers compensation, immigration and safety.  We are also subject to legal proceedings in the ordinary course of our operations from time to time.

On July 19, 2000, Dale Kindle and Levoyd Williams filed an action in Georgia State Court, Fulton County. The suit was later amended, adding plaintiffs Quinton McGee and Jimmy T. Stringer (the “Kindle Litigation”).  On August 17, 2000, Curtis Adkins filed an action in West Virginia State Court, Kanawha County (the “Adkins Litigation”).  On October 3, 2000, Willie Wilkerson, Marco Medina and Arthur Demarchis filed an action in California State Court, Santa Clara County (the “Wilkerson Litigation”), and Anthony Flynn, Robert Hampton and Eugene Tonissen filed an action in New York State Court, Kings County (the “Flynn Litigation”). On February 14, 2001, Allen Yarbrough, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County (the “Yarbrough Litigation”).

The Kindle, Wilkerson and Flynn Litigation allege violations of state law in connection with the fees charged by us for voluntary use of the CDMs.  The Kindle Litigation also alleges violations of state law in allegedly charging workers transportation and equipment rental fees and in purportedly failing to obtain consent of workers to exposure to hazardous chemicals.  The Adkins Litigation and Yarbrough Litigation allege violation of federal or state wage and hour laws for failing to pay workers for all hours worked.  In each case, the plaintiffs are present or former workers for us and are seeking unspecified damages and certification of a class of workers.  Except for the Adkins Litigation, the actions also request injunctive relief.

On January 26, 2001, the court in the Wilkerson Litigation sustained our demurrer on all counts, dismissing the plaintiffs’ lawsuit in its entirety.  On February 5, 2001, the plaintiffs filed an amended complaint in an effort to revive their claims.

On September 28, 2001 the court in the Adkins Litigation dismissed the case on the grounds that the plaintiffs had waived any right to seek judicial relief or a class action by agreeing to arbitrate all disputes with the company.  The plaintiffs have filed an appeal of that dismissal with the Fourth Circuit Court of Appeals.

We believe that we have complied with all federal and state laws at issue, and we intend to continue to vigorously defend each of these proceedings.  We believe that none of these proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition or results of operations, although we can make no assurances in this regard.

In February 2001, the Washington Department of Labor and Industries issued an assessment against us for $498,000 claimed to be owing for workers’ compensation premiums for 1998, as well as $236,000 in interest and penalties.  We dispute the assessment and have filed an appeal.  The Department of Labor and Industries has stated that it will also audit our payment of workers’ compensation premiums for subsequent years.  We believe that the Labor and Industries assessment and audits will not have a material adverse impact on our financial condition or results of operations, although no assurances can be made in this regard.

Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

PART II

Item 5.          Market for Registrant’s Common Equity and Related Stockholder Matters

The high and low bids during the fiscal quarters of 2000 and 2001 were as follows:

Quarter Ended	High	Low
March 31, 2000	11.94	7.94
June 30, 2000	10.56	5.75
September 29, 2000	6.31	3.75
December 31, 2000	3.94	2.63
March 30, 2001	5.95	2.69
June 29, 2001	5.24	3.00
September 28, 2001	5.32	2.88
December 31, 2001	5.83	2.90

We had 654 shareholders of record as of December 31, 2001.  The quotation information has been derived from the New York Stock Exchange.  No cash dividends have been declared on our common stock to date and we do not intend to pay a cash dividend on common stock in the foreseeable future.  Future earnings will be used to finance our growth and development.

Item 6.          Selected Financial Information.

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements.  The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Summary Consolidated Financial And Operating Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data and number of offices)
Statement of Operations Data:
Revenues from services	916,965	976,573	850,873	606,895	$335,409
Gross profit	275,054	292,480	263,507	183,971	98,742
Income before taxes, cumulative effect of change in accounting principle and extraordinary item	14,867	15,945	40,430	33,390	12,522
Cumulative effect of change in accounting principle and extraordinary item, net of income tax	—	—	(1,453)	—	—
Net income	9,215	10,059	23,124	19,799	6,963
Earnings per common share
Basic	$0.23	$0.24	$0.54	$0.47	$0.17
Diluted	$0.23	$0.24	$0.53	$0.46	$0.17
Weighted average shares outstanding (1)
Basic	40,573	42,295	42,521	41,694	41,504
Diluted	40,702	42,508	43,456	42,999	42,251

	At December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Current assets	$133,528	$150,406	$134,931	$105,933	$65,617
Total assets	214,030	205,423	174,481	130,736	80,367
Current liabilities	52,785	56,247	37,197	34,842	15,788
Long-term liabilities	41,552	37,072	26,148	15,397	6,538
Total liabilities	94,337	93,319	63,345	50,239	22,326
Shareholders’ equity	119,693	112,104	111,136	80,497	58,041
Cash dividends declared (2)	—	23	43	43	43
Working capital	80,743	94,159	97,734	71,091	49,829

Operating Data: (unaudited)
Revenues from dispatch offices open for full year	$882,697	$877,115	$754,348	$508,980	$280,538
Revenues from dispatch offices opened during year	$10,940	$81,453	$96,525	$97,915	$54,871
Revenues from dispatch offices closed during year	$23,328	$18,005	—	—	—
Dispatch offices open at period end	756	816	687	486	316

(1)          The weighted average shares outstanding have been adjusted to reflect the three for two stock splits which were effective on October 24, 1997, May 29, 1998 and June 24, 1999, respectively.

(2)          Represents cash dividends on Preferred Stock.  In 2000, we repurchased all outstanding Preferred Stock.  We have never paid cash dividends on our Common Stock and do not anticipate that we will do so in the foreseeable future.  See Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”.

Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2001
Sales	$202,736	$240,004	$259,928	$214,297
Gross profit	60,374	71,449	79,600	63,631
Operating profit (loss)	(4,859)	4,123	12,693	2,155
Net earnings (loss)	(3,002)	2,870	7,879	1,468

Earnings (loss) per share
Basic	$(0.07)	$0.07	$0.19	$0.04
Diluted	(0.07)	0.07	0.19	0.04

2000
Sales	$193,450	$242,080	$283,025	$258,018
Gross profit	58,714	74,360	84,013	75,393
Operating profit (loss)	(3,818)	3,621	13,393	3,525
Net earnings (loss)	(2,319)	2,171	8,121	2,086

Earnings (loss) per share
Basic	$(0.05)	$0.05	$0.19	$0.05
Diluted	(0.05)	0.05	0.19	0.05

Item 7.          Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in connection with our Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this document.

Overview

Labor Ready is a leading national provider of temporary workers for manual labor jobs.  Our customers are primarily in freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses.  We are not dependent on any individual customer for more than 2% of our annual revenues.  During 2001, we provided temporary workers to more than 300,000 customers and filled more than 5.5 million work orders.  We are responsible for employee-related expenses of our temporary workers, including workers’ compensation, unemployment compensation insurance, and Medicare and Social Security taxes. We do not provide health, dental, disability or life insurance to our temporary workers.

Our business includes an element of seasonal fluctuation.  Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months.  Inclement weather can slow construction and landscaping activities in such periods.  As a result, we have generally experienced a significant increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.  From time to time during peak periods, we experience shortages of available temporary workers.  See “Risk Factors: Issues and Uncertainties — Availability of Temporary Workers.”

We grew rapidly from 8 dispatch offices in 1991 to 852 dispatch offices in 2000 and operated 756 dispatch offices as of December 31, 2001.  All of the growth in dispatch offices was achieved by opening Company-owned locations rather than through acquisitions.  Our revenues grew from approximately $6.0 million in 1991 to $976.6 in 2000 and were $917.0 million for fiscal year 2001.  We have dispatch offices in markets throughout the United States, Canada, United Kingdom and Puerto Rico.  Revenues from international operations are less than 5% of our total revenues for all periods presented.

Our rapid expansion from 1991 through 2000 resulted in our establishing a national “footprint” with a presence in all 50 states, which we believe provides us a significant competitive advantage.  In 2001, we undertook a program of consolidating certain dispatch offices to achieve increased efficiency without abandoning markets.  This consolidation process resulted in our opening 32 dispatch offices and closing 92 in 2001, for a net decrease of 60 offices.  We incurred costs of approximately $1.0 million to open 32 new dispatch offices, an average of approximately $30,000 per dispatch office.  Approximately $13,000 of these costs includes salaries, recruiting, testing, training, lease and other related costs; the remaining $17,000 includes computer systems and other equipment related costs, leasehold improvements and related equipment.

We see opportunities for growth of our business, including opportunities to expand operations overseas.  We expect to open approximately 10 new dispatch offices in 2002, most of which will be in the United Kingdom.  While we do not anticipate closing a significant number of existing dispatch offices in 2002, we will continue to analyze the performance and financial viability of each of our offices.  We have one franchisee, which operates five dispatch offices.  Our franchise agreement with this franchisee terminated March 31, 2002, and we do not currently intend to grant additional franchises.  Royalty revenues from the franchised dispatch offices were not material during any period presented herein.

We are focusing on increasing the average revenue per dispatch office.  The average revenue per dispatch office for offices in operation at the end of the year and open for more than one year was approximately $1.2 million in 2001 and $1.4 million in 2000.  We believe this average can be improved through implementation of a number of measures designed to improve customer satisfaction, marketing effectiveness and retention and training of our dispatch office staff, as well as an improved U.S. economy.

Our revenues declined from $976.6 million in 2000 to $917.0 million in 2001, a decrease of 6.1%.  This was the first year-over-year decline in revenues in our history, and largely reflects the economic downturn experienced in the United States in 2001.  We have projected further revenue declines in 2002, due to uncertainties about the national economy.

By implementing efficiencies in all areas of the company, we managed to reduce our overhead expenses in 2001 at approximately the same rate as revenues declined.  As a result, we earned $0.23 per common share in 2001 as compared to $0.24 per common share in 2000.  We expect to keep overhead similarly in line with revenue in 2002.  Nevertheless, our earnings outlook remains somewhat unclear at present.  Workers compensation costs for 2002 have increased substantially more than expected.  While we endeavor to pass increased costs on to our customers, we anticipate that it may take several months to fully implement the re-pricing necessary to maintain our customary margins.

Summary of Critical Accounting Policies.  Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to workers compensation claims, bad debts, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  This reserve is discounted for net present value, using a discount rate of 6%. If the actual cost of such claims and related expenses exceeds the amounts estimated, or if the discount rate represents an inflated estimate of the return on capital over time, additional reserves may be required. We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s current best estimates and judgments of the scope and likelihood of such liabilities. If the actual outcome of these matters is less favorable than expected, an adjustment would be charged to income in the period the estimate changes.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in our Consolidated Statements of Operations for the periods indicated.

	Year ended December 31,
	2001	2000	1999
Revenues from services	100.0%	100.0%	100.0%
Cost of services	70.0	70.0	69.0
Selling, general and administrative expenses	27.6	27.5	25.5
Depreciation and amortization	0.9	0.8	0.6
Interest income (expense) and other, net	0.1	(0.1)	(0.1)
Income before taxes on income and cumulative Effect of change in accounting principle	1.6	1.6	4.8
Net income	1.0	1.0	2.7

Years Ended December 31, 2001, 2000 and 1999

Dispatch Offices.  The number of offices declined to 756 at December 31, 2001 from 816 locations at December 31, 2000, a net decrease of 60 dispatch offices or 7.4%, as we closed certain under performing offices and consolidated customers with nearby offices to maintain our profitability during the 2001 economic downturn.

The number of offices increased to 816 at December 31, 2000 from 687 locations at December 31, 1999, a net increase of 129 dispatch offices or 18.8%.

Revenues from Services.  Revenues from services decreased to $917.0 million in 2001 as compared to $976.6 million in 2000, a decrease of $59.6 million or 6.1%.  The decrease in revenues is primarily due to our consolidation of dispatch offices and a slight decrease in average revenues per dispatch office during the 2001 economic downturn, partially offset by a 2.0% increase in the average bill rate.  We had 30 new offices that remained opened at the end of 2001.  These offices produced average revenues of approximately $357,500 as compared to 2000 when we had 197 new offices remaining at year end, which produced average revenues of approximately $410,000.  In 2001, we also saw a 4.2 % sales decline for branches opened one year and longer as compared to an increase of 7.2% in 2000.

Revenues from services increased to $976.6 million in 2000 as compared to $850.9 million in 1999, an increase of $125.7 million or 14.8%.  The increase in revenues was primarily due to continued increases in revenues from mature dispatch offices as we consolidated our position in the marketplace and built brand awareness.  We opened 211 offices in 2000, which produced average revenues of approximately $410,000 as compared to 1999 when we opened 201 offices, which had average revenues of $480,000.

	2001	2000	1999
	(in thousands)
Increase (decrease) in revenues from dispatch offices open for full year	$(70,548)	$44,247	$147,453
Revenues from new dispatch offices opened during year	10,940	81,453	96,525
Total increase (decrease) over prior year	$(59,608)	$125,700	$243,978

Cost of Services.  Cost of services decreased to $641.9 million in 2001 from $684.1 million in 2000, a decrease of $42.2 million or 6.2%.  Cost of services was 70.0% of revenue for both periods presented.  The decrease in cost of services was due largely to the decline in revenue, partially offset by a 0.8% increase in workers compensation costs from 2000 to 2001.

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

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $252.7 million in 2001 as compared to $268.4 million in 2000, a decrease of $15.7 million, or 5.9%.  The decrease in SG&A expenses is commensurate with the decrease in revenue and number of dispatch offices.  SG&A expenses were 27.6% of revenues in 2001 as compared to 27.5% of revenues in 2000.  We expect that SG&A expenses as a percentage of revenues may fluctuate in future periods as we may adjust our staffing at the dispatch offices as well as our operating and administrative capabilities.

SG&A expenses were $268.4 million in 2000 as compared to $217.3 million in 1999, an increase of $51.1 million, or 23.5%.  SG&A expenses were 27.5% of revenues in 2000 as compared to 25.5% of revenues in 1999, due mainly to an increase in staffing costs.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $8.2 million in 2001 and $7.4 million in 2000, an increase of $0.8 million or 10.8%.  The increase in depreciation and amortization expense is primarily due to the higher levels of depreciation resulting from the addition of $6.5 million in property and equipment during the year. These additions primarily include our headquarters building, computer equipment, software, and other equipment.

Depreciation and amortization expenses were $7.4 million in 2000 and $4.8 million in 1999, an increase of $2.6 million or 54.2%.  The increase in depreciation and amortization expense is primarily due to the higher levels of depreciation resulting from the addition of $10.8 million in property and equipment during the year. These additions primarily include CDMs and related equipment, computer equipment, software and other equipment.

Interest and Other Income (Expense), Net.  We recorded net interest and other income of $0.8 million for the period ending December 31, 2001 as compared to ($0.8) million of expense for the same period in 2000.  The increase in net interest and other income was primarily the result of the $1.1 million realized pretax gain on the sale of real estate.

We recorded net interest expense of $0.8 million for the period ending December 31, 2000 as compared to $1.0 million of expense for the same period in 1999.  The decrease in net interest expense was the result of increased cash flow, which enabled us to decrease our borrowings on the line of credit, offset by increases in interest expense on CDM leases and  higher letter of credit and line of credit fees than in 1999.

Taxes On Income.  Taxes on income decreased to $5.7 million in 2001 from $5.9 million in 2000, a decrease of $0.2 million or 3.4%.  The decrease in taxes is commensurate with the decrease in income from operations on a year over year basis and a decrease in the impact of foreign losses. Our effective tax rate was 38.0% in 2001 as compared to 36.9% in 2000.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and the valuation allowance discussed below.

Taxes on income decreased to $5.9 million in 2000 from $15.9 million in 1999, a decrease of $10.0 million or 62.9%.  The decrease in taxes is commensurate with the decrease in income from operations on a year over year basis. Our effective tax rate was 36.9% in 2000 as compared to 39.2% in 1999.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and the valuation allowance discussed below.

We had a net deferred tax asset of approximately $18.2 million at December 31, 2001, resulting primarily from workers’ compensation deposits, credits and reserves.  Due to the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against our net deferred tax asset in the amount of $1.5 million.

Liquidity and Capital Resources

Net cash provided by operating activities was $56.9, $42.3 million and $2.5 million in 2001, 2000 and 1999, respectively.  The increase in cash flows from operations in 2001 as compared to 2000 is largely due to the increase in collections of accounts receivable offset by the decrease in year over year net income and other current liabilities.

The increase in cash flows from operations in 2000 as compared to 1999 is largely due to the increase in collections of accounts receivable along with an increase in other current liabilities and reserves for workers’ compensation and a decrease in other current assets offset by the decrease in year over year net income.

We used net cash in investing activities of $34.3 in 2001, $18.3 million in 2000 and $14.2 million in 1999.  The increase in cash used in investing activities in 2001 as compared to 2000 is due primarily to the $32.5 million increase in restricted cash and other assets, which is primarily used to collateralize our line of credit facility, offset by a decrease in capital expenditures.

The increase in cash used in investing activities in 2000 as compared to 1999 is due primarily to the increase in capital expenditures, which includes our new corporate headquarters.

Net cash provided by (used in) financing activities was ($9.6 million), ($4.7 million) and $2.6 million in 2001, 2000 and 1999, respectively.  The increase in cash used in financing activities in 2001 as compared to 2000 is due mainly to the increase in the amount paid on debt, which included our $6.2 million loan on our new corporate headquarters.  In 2001, we repurchased and retired approximately 0.8 million shares of common stock at a cost of approximately $3.1 million.  We also made payments of $1.7 million on the CDM capital leases.

The increase in cash used in financing activities in 2000 as compared to 1999 is due mainly to the increase in the amount of preferred and common stock repurchased and retired by us, offset by the increase in debt.  In 2000, we repurchased and retired approximately 2.4 million shares of common stock and 6.5 million shares of preferred stock at a cost of approximately $10.8 million for the common shares and $0.9 million for the preferred shares.  We also made payments of $1.4 million on the CDM capital leases.

As discussed further in the consolidated financial statements, we are required by the workers’ compensation program to collateralize a portion of our workers’ compensation liability with irrevocable letters of credit and surety bonds.  At December 31, 2001, we had provided our insurance carriers with letters of credit totaling $54.9 million and surety bonds totaling $43.2 million.  The letters of credit bear fees of 0.75% per year and are supported by an equal amount of available borrowings on the line of credit facility described below.  The surety bonds bear fees based on a percentage of the bond, which is determined by each independent surety carrier, but do not exceed 2.0% of the bond amount.  Subsequent to year end, we increased our outstanding letters of credit by $13.9 million, and expect to further increase our outstanding letters of credit by an additional $7.5 million by the end of 2002. See Risk Factors: Issues and Uncertainties — Workers Compensation Insurance.

In March 2001, we entered into a line of credit facility and an accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions, which replaced our previous financing agreement with U.S. Bank.  The Accounts Receivable Facility provides loan advances through the sale of substantially all of our eligible domestic accounts receivable to a wholly owned and consolidated subsidiary.  The agreement includes a corporate guarantee by us and requires that we meet certain financial covenants.  Subject to certain availability requirements, this agreement allows us to borrow a maximum of $100 million, up to $80 million of which may be used to obtain letters of credit.  The amounts we may borrow (borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash.  See Risk Factors: Issues and Uncertainties — Credit Facilities.

At December 31, 2001, we had a total available borrowing capacity of $62.8 million under the Accounts Receivable Facility, comprised of $48.6 million of eligible accounts receivable available in our calculated borrowing base and $15.0 million of pledged cash.  Of this $62.8 million available, we had committed $54.9 million for letters of credit to our insurance carriers as of December 31, 2001, leaving $7.9 million available for future borrowing.  Subsequent to year end, we pledged an additional $17.0 million in cash and increased our letters of credit by $13.9 million.  We expect to provide an additional $7.5 million in letters of credit by the end of 2002.

In 2000, we entered into a secured credit facility with U.S. Bank for the purchase of our headquarters building in downtown Tacoma, Washington.  The facility allowed us to borrow up to $10.0 million with interest at the London Inter-Bank Rate plus 1.30% and was secured by a first deed of trust on the subject property.  We had $6.2 million outstanding at December 31, 2000.  This facility was canceled and repaid in full during the first quarter of 2001.

Subsequent to year end, we entered into a revolving credit facility with Wells Fargo Bank.  This agreement allows us to borrow up to $10.0 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through 2006 at which time the facility expires.  The facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building.

A portion of the collateral securing our workers compensation obligations consists of $43.2 million in surety bonds issued by independent insurance companies on our behalf.  These bonds are subject to annual renewal.  If any such bonds are not renewed, we will be required to replace them with letters of credit or similar obligations, for which we would likely be required to pledge cash or other collateral.

Historically, we have experienced cash flow deficits from time to time due to seasonal sales fluctuations and expansion of operations.  We invest significant amounts of additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs, generally within 18 to 24 months.  We pay our temporary workers on a daily basis, and bill our customers on a weekly basis.  The average collection cycle for 2001 was approximately 25 days.  Consequently, we historically have experienced significant negative cash from operation and investment activities during periods of high growth and may require additional sources of working capital in order to grow.  See Risk Factors: Issues and Uncertainties — Working Capital Requirements.  Management expects cash flow deficits to be financed by profitable operations and the use of our credit facilities, and we may also consider other equity or debt financings as necessary or appropriate.  We analyze acquisition opportunities from time to time and may pursue acquisitions in certain circumstances.  Any acquisitions we enter into may involve expenditures of cash, the issuance of additional equity securities or assumption of additional debt.

Item 7A.                 Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At December 31, 2001, our purchased investments have maturities of less than 90 days.  As such, an increase in interest rates immediately and uniformly by 10% from levels at December 31, 2001 would not have a material affect upon our cash and cash equivalent balances.  Because of the relative short maturities of the investments we hold, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our cash and cash equivalents portfolio.

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

Risk Factors:  Issues and Uncertainties

The following issues and uncertainties, among others, should be considered in evaluating our future prospects.

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

The cost of compliance with government regulations is significant.  We incur significant costs to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers’ compensation and unemployment insurance.  In general, we attempt to increase fees charged to our customers to offset increased costs relating to these laws and regulations, but may be unable to do so.

We are continually subject to the risk of new regulation which could materially impact our business.  In 2001 and 2002, a number of bills were introduced in Congress and various state legislatures which, if enacted, would impose conditions which could materially and adversely affect our business.  This proposed legislation, much of which is backed by certain special interest groups adverse to us, includes provisions such as a requirement that our temporary workers receive the same pay and benefits as our customers’ regular employees, prohibition on fees charged in connection with our CDMs, and a requirement that our customers provide workers compensation insurance for our temporary workers.  We take a very active role in opposing such legislation and in informing policy makers as to the social and economic benefits of our business.  None of these proposed bills has yet been enacted into law.  However, we cannot guarantee that any such bills will not be enacted, in which event demand for our service may be adversely affected.

Our business depends on the availability of workers compensation insurance and our continued ability to collateralize our obligations.  The events of September 11, 2001, added to an already-hardening insurance market, have resulted in significantly increased insurance costs and higher deductibles.  While we have renewed our workers compensation insurance for the current year, we cannot be certain that such insurance will always be available or will be available at a reasonable cost.  In addition, workers’ compensation expenses are based on our actual claims experiences in each state and the actual aggregate workers’ compensation costs may exceed estimates.  Moreover, we expect that the amount of collateral required to secure our workers compensation obligations will continue to increase.  In the event we lose our current credit facilities, or our cash flow and borrowing capacity under our credit facilities are insufficient to meet this increasing obligation, we will be required to seek additional sources of capital to satisfy our liquidity needs.  There can be no assurance that such additional sources will be available to us or, if available, at commercially reasonable terms.  In addition, we may issue additional equity or debt securities to finance any such capital requirements, which could result in dilution to existing shareholders.

Our credit facilities require that we meet certain levels of financial performance.  Our credit facilities contain significant financial covenants.  Among other things, these covenants require us to maintain certain earnings levels and a certain ratio of earnings to fixed expenses.  In the event that we do not comply with the covenants and the lender does not consent to such non-compliance, we will be in default of our agreement which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  In such an event, we could also be required to seek additional sources of capital to satisfy our liquidity needs.  There can be no assurance that such additional sources will be available to us or, if available, at commercially reasonably terms.  In addition, we may issue additional equity or debt securities to finance any such capital requirements, which could result in dilution to existing shareholders.

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

Further growth and expansion will require significant working capital.  While our cash flow was positive in 2001, we have historically experienced periods of significant negative cash flow from operations and investment activities.  We must spend $30,000 to 45,000 to open each dispatch office. Once open, we invest significant additional cash into the operations of new dispatch offices until they begin to generate sufficient revenue to cover their operating costs.  In addition, we pay our temporary personnel on a daily basis and bill our customers on a weekly basis.  As a result, we must maintain sufficient cash reserves to pay our temporary personnel prior to receiving payment from our customers.  We expect to require additional sources of capital in order to grow especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.

Our industry incurs all the risk associated with employing manual labor, including the risk of litigation, which we try to manage but can lead to significant potential liability.  From time to time we are party to litigation in the ordinary course of our business.  In the past year, certain special interest groups have coordinated legal actions directed at us designed to further their own interests.  We cannot assure you that such litigation will not disrupt our business or impact our financial results due to the costs of defending against such litigation, any judgments that may be awarded against us, and the loss of significant management time devoted to such litigation.  Temporary staffing companies, such as ours, employ people in the workplace of their customers.  This creates a risk of potential litigation based on claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity, and other claims.  While we try to limit our liability by contract, we may be held responsible for the actions at a job site of workers not under our direct control.  Like other temporary staffing companies, we are also affected by fluctuations and interruptions in the business of our customers.

Our ability to grow is subject to uncertainties.  Future growth must be accomplished through improvement of our average sales per dispatch office, expansion of our share of the market niche in which we compete, development of new service lines, and/or expansion of our operations abroad, all of which are subject to uncertainties.  Our ability to grow is dependent upon such factors as our ability to attract and retain sufficient qualified management personnel to manage multiple and individual dispatch offices, the availability of sufficient temporary workers to meet customer needs, our ability to deal with increasing workers’ compensation costs, effective collection of accounts receivable and availability of working capital.

The loss of any of our key personnel could adversely affect us.  In 2000 and 2001, we experienced significant turnover in key members of our management team, including a Chief Executive Officer in each of those two years.  We must successfully integrate all new management and other key positions within our organization in order to achieve our operating objectives.  As a result, our future financial performance depends on our ability to recruit, motivate and retain key management personnel.

Our business will likely be affected by economic fluctuations affecting the U.S. economy.  The general level of economic activity, interest rates and unemployment in the U.S. and specifically within the construction, landscaping and light industrial trades may significantly affect demand for our services.  The U.S. economic downturn in 2001 resulted in a decline in our revenues.

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

Item 9.          Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The information regarding directors and nominees for our directors is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2002 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2001, and is incorporated herein by this reference thereto.

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and certain other persons to timely file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission.  Copies of the required filings must also be furnished to us.  Based solely on our review of such forms received by us or representations from certain reporting persons, we believe that during 2001 all applicable Section 16(a) filing requirements were met, except as follows:  Timothy Adams and Matthew Rodgers, each an officer, and Mark Beatty, Gates McKibbin, George Northcroft and William Steel, each a director, each filed a late Form 3 report; Joseph P. Sambataro, Jr., Timothy Adams, Steven C. Cooper and Matthew J. Rodgers, each an officer, each filed a late Form 5 report.

Executive Officers

The names, ages and positions of our executive officers as of March 1, 2002 are listed below along with their business experience during the past five years.  No family relationships exist among any of the directors or executive officers.

Name	Age	Position
Joseph P. Sambataro, Jr.	51	Chief Executive Officer and President
Timothy J. Adams	41	Executive Vice President, General Counsel and Secretary
Steven C. Cooper.	39	Chief Financial Officer and Executive Vice President
Matthew J. Rodgers	39	Executive Vice President of Operations

Business Experience

The business experience and brief resume of each Executive Officer are as follows:

Joseph P. Sambataro, Jr. has served as Chief Executive Officer and President since September 24, 2001.  Mr. Sambataro joined us in August 1997 as Executive Vice President, Treasurer, Chief Financial Officer and Assistant.  Mr. Sambataro resigned as Chief Financial Officer in January 2001 and retired from his Executive Vice President duties as of March 31, 2001.  He has been a member of our Board of Directors since 2000.  Prior to joining us, he served as the Managing Partner of the Seattle office of BDO Seidman, LLP, an accounting and consulting firm, from 1990 to 1997.  From 1985 to 1990, Mr. Sambataro was co-founder and CEO of an onsite toxic waste bioremediation company and co-founder and VP Finance of a natural products biotechnology company.  From 1972 to 1985, Mr. Sambataro was with KPMG Peat Marwick and partner in charge of audit in the Seattle office from 1983 to 1985.

Timothy J. Adams has served as Executive Vice President, General Counsel and Secretary since May 28, 2001.  Mr. Adams joined us as Director of Legal Services in October 1999.  From 1996 to 1999 he was General Counsel of Saxton Incorporated, a publicly-traded real estate company in Las Vegas, Nevada.  Prior to that he spent nine years in private law practice in Las Vegas.

Steven C. Cooper has served as our Chief Financial Officer and Executive Vice President since January 2001.  Prior to that, Mr. Cooper has served as our Vice President of Finance and Corporate Controller since joining us in April 1999.  Prior to joining Labor Ready, Mr. Cooper’s most recent position was with Arthur Andersen as a Senior Consulting Manager from 1998 to 1999. From 1993 to 1998, Mr. Cooper held a Director position in the Finance Department of Albertson’s.  Previous to that he was a Senior Manager with Deloitte & Touche.

Matthew J. Rodgers has served as Executive Vice President of Operations since February 2001.  Mr. Rodgers joined Labor Ready in February of 1998 and has served as a District Manager, Area Director and Regional Vice President.  Prior to joining us, Mr. Rodgers was with Cugino, Inc., a foodservice franchising company from 1996 to 1998.  Prior to that, Mr. Rodgers obtained over 12 years of operations and management experience in various multi brand franchise businesses.

Item 11.        Executive Compensation

Information concerning executive compensation is presented under the headings “Summary Compensation Table,” “Aggregated Option/SAR Exercises in 2001 and Year End Option/SAR Value,” and “Option/SAR in Last Fiscal Year” in the Proxy Statement.  This information is incorporated herein by this reference thereto.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.  This information is incorporated herein by this reference thereto.

Item 13.        Certain Relationships and Related Transactions

On September 20, 2001, our then President and Chief Executive Officer Richard L. King resigned.  On October 9, 2001, we entered into a Separation Agreement with Mr. King pursuant to which we agreed to pay Mr. King a lump sum severance payment of $100,000, and Mr. King agreed to relinquish unvested stock options for 512,000 shares and waive any claims with respect to his employment with us.  Also on October 9, 2001, we executed a Consulting Agreement with Mr. King pursuant to which Mr. King agreed to provide certain consulting services upon our request and we agreed to pay Mr. King consulting fees totaling $325,000.  The Consulting Agreement expires October 9, 2002.

On June 30, 2001, our then Executive Vice President and General Counsel Ronald L. Junck resigned.  On May 24, 2001, we entered into a Separation Agreement with Mr. Junck pursuant to which we agreed to pay Mr. Junck severance payments of $20,833.33 per month through July 31, 2002 and Mr. Junck agreed to waive any claims with respect to his employment with us and to abide by certain covenants against competition.

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The Financial Statements are found on pages F-1 through F-17 of this Form 10-K.  The Financial Statement Table of Contents is on Page F-1.  The Exhibit Index is found on Pages 21 to 23 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

	/s/ Joseph P. Sambataro, Jr.	3/29/02
	Signature	Date
By:	Joseph P. Sambataro, Jr., Director, Chief
Executive Officer and President

	/s/ Steven C. Cooper	3/29/02
	Signature	Date
By:	Steven C. Cooper, Chief Financial Officer
and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph P. Sambataro, Jr.	3/29/02
Signature	Date
Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President

/s/ Robert J. Sullivan	3/29/02
Signature	Date
Robert J. Sullivan, Chairman of the Board

/s/ Mark R. Beatty	3/29/02
Signature	Date
Mark R. Beatty, Director

/s/ Richard W. Gasten	3/29/02
Signature	Date
Richard W. Gasten, Director

/s/ Thomas E. McChesney	3/29/02
Signature	Date
Thomas E. McChesney, Director

/s/ Gates McKibbin	3/29/02
Signature	Date
Gates McKibbon, Director

/s/ William W. Steele	3/29/02
Signature	Date
William W. Steele, Director

/s/ Carl W. Schafer	3/29/02
Signature	Date
Carl W. Schafer, Director

/s/ George Northcroft	3/29/02
Signature	Date
George Northcroft

EXHIBIT INDEX

FORM 10-K

Labor Ready, Inc.

Exhibit Number	Description
3	Articles of Incorporation	(1)
3.1	Articles of Amendment to Articles of Incorporation	(1)
3.2	Bylaws	(1)

4.1	Rights Agreement Dated January 6, 1998	(2)

10.1	Warrant Purchase Agreements	(1)
10.2	Form of Lease for Labor Ready, Inc. dispatch office	(1)
10.3	1996 Employee Stock Option and Incentive Plan	(1)
10.4	1996 Employee Stock Purchase Plan	(1)
10.5	Form of equipment lease and related schedules at various dates between the Company as lessor, T&W Financial Corporation as Lessee and Diebold Corporation as Vendor	(3)
10.6	Bond to Secure Premium and Deductible Obligations between Labor Ready, Inc. Travelers Casualty and Surety Company of America, Reliance National Indemnity Company dated February 16, 1999	(4)
10.7	Form of equipment lease and related schedules at various dates between the Company as lessor, Wells Fargo Equipment Finance, Inc. as lessee	(5)
10.8	Form of equipment lease and related schedules at various dates Between the Company as lessor and LaSalle National Leasing Corporation as lessee	(6)
10.9	Excess Bond to Secure Premium and Deductible Obligations between Labor Ready, Inc., National Union Fire Insurance Company of Pittsburgh, PA and Reliance National Indemnity Company dated May 8, 2000	(7)
10.10	Excess Bond to Secure Premium and Deductible Obligations between Labor Ready, Inc., Greenwich Insurance Company, Mutual Indemnity (U.S.) Ltd., and Legion Insurance Company dated January 19, 2001	(7)
10.11	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Northwest, Inc., Fidelity and Deposit Company of Maryland and State of Oregon dated June 1, 2000	(7)
10.12	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready, Inc., Fidelity and Deposit Company of Maryland and State of Colorado dated June 28, 2000	(7)
10.13	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Northeast, Inc., Fidelity and Deposit Company of Maryland and Commonwealth of Pennsylvania dated July 1, 2000	(7)
10.14	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Southeast, Inc., Fidelity and Deposit Company of Maryland and State of Louisiana dated July 1, 2000	(7)
10.15	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Midwest, Inc., Fidelity and Deposit Company of Maryland and State of Michigan dated July 12, 2000	(7)
10.16	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Southeast III L.P., Fidelity and Deposit Company of Maryland and State of Georgia dated July 31, 2000	(7)
10.17	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Mid-Atlantic III L.P., Fidelity and Deposit Company of Maryland and State of Indiana dated July 12, 2000	(7)

(1)                      Incorporated by reference to our Form 10 Registration Statement, (SEC File No. 0-23828).

(2)                      Incorporated by reference to our Current Report on Form 8-K, filed on January 16, 1998 (0-23828).

(3)                      Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 12, 1998 (0-23828).

(4)                      Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 1999 (001-14543).

(5)                      Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 17, 1999 (001-14543).

(6)                      Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 13, 2000 (001-14543).

(7)                      Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2001 (001-14543).

Exhibit Number	Description
10.18	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Midwest, Inc., Fidelity and Deposit Company of Maryland and State of Illinois dated October 10, 2000	(7)
10.19	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Central, Inc., Fidelity and Deposit Company of Maryland and State of Missouri dated September 7, 2000	(7)
10.20	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Central, Inc., Fidelity and Deposit Company of Maryland and State of Kansas dated January 1, 2001	(7)
10.21	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Central, Inc., Fidelity and Deposit Company of Maryland and State of Arkansas dated December 28, 2000	(7)
10.22	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Midwest, Inc., Fidelity and Deposit Company of Maryland and State of Iowa dated January 1, 2001	(7)
10.23	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Southwest, Inc., Fidelity and Deposit Company of Maryland and State of Nevada dated February 16, 2001	(7)
10.24	General Indemnity Agreement between Labor Ready, Inc. and Fidelity and Deposit Company of Maryland dated June 19, 2000	(7)
10.25	General Indemnity Agreement between Labor Ready, Inc. and Great American Insurance Company dated November 3, 2000	(7)
10.26	Commercial Surety General Indemnity Agreement between Labor Ready, Inc. and Greenwich Insurance Company dated January 4, 2001	(7)
10.27	Commercial Surety General Indemnity Agreement between Labor Ready, Inc. and National Union Insurance Company of Pittsburgh, PA dated April 6, 2000	(7)
10.28	2000 Employee Stock Option and Incentive Plan	(7)
10.29	Executive Employment Agreement between Labor Ready, Inc. and Steven C. Cooper dated January 9, 2001	(8)
10.30	Executive Employment Agreement between Labor Ready, Inc. and Matthew J. Rodgers dated February 21, 2001	(8)
10.31	Executive Employment Agreement between Labor Ready, Inc. and Ronald H. Sage dated April 9, 2001	(8)
10.32	Receivables Funding Agreement between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(8)
10.33	Receivables Sale and Contribution Agreement between Labor Ready, Inc. and Labor Ready Funding Corporation dated March 1, 2001	(8)
10.34	Receivables Sale Agreement between Labor Ready, Inc. and Selling Subsidiaries dated March 1, 2001	(8)
10.35	Letter of Credit Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(8)
10.36	Annex X to Receivables Funding Agreement, Receivables Sales and Contribution Agreement and Receivables Sales Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(8)
10.37	Executive Employment Agreement between Labor Ready, Inc. and Timothy J. Adams dated May 28, 2001	(9)
10.38	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Greenwich Insurance Company dated April 25, 2001	(9)
10.39	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Lumbermens Mutual Casualty Company dated June 4, 2001	(9)

(7)                      Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2001 (001-14543).

(8)                      Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 14, 2001 (001-14543).

(9)                      Incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 13, 2001 (001-14543).

Exhibit Number	Description
10.40	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Reliance National Insurance Company dated May 15, 2001	(9)
10.41	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Travelers Casualty and Surety Company of America dated April 25, 2001	(9)
10.42	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and US Bank National Association dated February 26, 2001	(9)
10.43	Separation Agreement between Labor Ready, Inc. and Richard King dated October 9, 2001	(10)
10.44	Consulting Agreement between Labor Ready, Inc. and Richard King dated October 9, 2001	(10)
10.45	Executive Employment Agreement between Labor Ready, Inc. and Joseph P. Sambataro, Jr. dated October 2, 2001	(10)
10.46	Third Amendment to Securitization Agreements between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc. and General Electric Capital Corporation dated November 8, 2001	(10)
10.47	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Midwest, Inc., Great American Insurance Company and State of Minnesota dated December 6, 2001
10.48	Separation Agreement between Labor Ready, Inc. and Ronald L. Junck dated day 24, 2001
10.49	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Mid-Atlantic, Inc., Great American Insurance Company and Commonwealth of Kentucky dated June 1, 2001
10.50	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Northeast, Inc., Great American Insurance Company and State of Delaware dated June 29, 2001
10.51	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Central, Inc., Great American Insurance Company and State of Oklahoma dated September 6, 2001
10.52	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Northeast, Inc., Great American Insurance Company and District of Columbia Government dated April 23, 2001
10.53	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Northeast, Inc., Great American Insurance Company and State of Connecticut dated June 1, 2001
10.54	Revolving Reducing Note and Credit Agreement between Labor Ready, Inc. and Wells Fargo Bank, National Association dated January 4, 2002
21	Subsidiaries of Labor Ready, Inc.
23	Consent of Arthur Andersen LLP — Independent Public Accountants

(9)                      Incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 13, 2001 (001-14543).

(10)                Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 9, 2001 (001-14543).

Copies of Exhibits may be obtained upon request directed to Mr. Steve Cooper, Labor Ready, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

LABOR READY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of Labor Ready, Inc.

We have audited the accompanying consolidated balance sheets of Labor Ready, Inc. (a Washington Corporation) and all of its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Labor Ready, Inc. and all subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in the Accounting Policies Note to the Financial Statements, effective January 1, 1999 the Company adopted the provisions of Statement of Position 98-5, “Reporting on the Costs of Startup Activities” which requires the Company to expense the cost of establishing new dispatch offices.

Seattle, Washington	/s/ Arthur Andersen LLP
February 4, 2002

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

ASSETS

	2001	2000
	(In Thousands)
CURRENT ASSETS:
Cash and cash equivalents	$48,865	$36,048
Accounts receivable	3,902	100,678
Accounts receivable pledged under securitization agreement	64,659	—
Allowance for doubtful accounts	(5,649)	(7,661)
Workers’ compensation deposits	3,697	4,497
Prepaid expenses and other	7,486	6,878
Income tax receivable	1,537	195
Deferred income taxes	9,031	9,771

Total current assets	133,528	150,406

PROPERTY AND EQUIPMENT:
Buildings and land	15,119	7,057
Computers and software	31,792	29,912
Cash dispensing machines	13,443	13,790
Furniture and equipment	1,639	1,620
Construction in progress	—	8,850
	61,993	61,229
Less accumulated depreciation	25,099	17,827

Property and equipment, net	36,894	43,402

OTHER ASSETS:
Restricted cash	33,357	1,696
Deferred income taxes	9,189	9,521
Other assets	1,062	398

Total other assets	43,608	11,615

Total assets	$214,030	$205,423

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2001	2000
	(In Thousands)
CURRENT LIABILITIES:
Accounts payable	$13,967	$18,683
Accrued wages and benefits	9,533	10,201
Current portion of workers’ compensation claims reserve	27,440	19,452
Current maturities of long-term debt	1,845	7,911

Total current liabilities	52,785	56,247

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	4,998	6,843
Workers’ compensation claims reserve	36,554	30,229

Total long-term liabilities	41,552	37,072

Total liabilities	94,337	93,319

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,602 and 40,941 shares issued and outstanding	50,665	52,074
Cumulative foreign currency translation adjustment	(467)	(250)
Retained earnings	69,495	60,280

Total shareholders’ equity	119,693	112,104

Total liabilities and shareholders’ equity	$214,030	$205,423

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In Thousands Except Per Share Data)
Revenues from services	$916,965	$976,573	$850,873

Cost of services	641,911	684,093	587,366
Gross profit	275,054	292,480	263,507

Selling, general and administrative expense	252,739	268,379	217,294
Depreciation and amortization	8,203	7,380	4,804
Income from operations	14,112	16,721	41,409

Interest and other income (expense), net	755	(776)	(979)
Income before taxes on income andcumulative effect of accounting change	14,867	15,945	40,430

Taxes on income	5,652	5,886	15,853
Income before cumulative effect of accounting change	9,215	10,059	24,577
Cumulative effect of accounting change, net of income tax benefit of $897,000	—	—	(1,453)

Net income	$9,215	$10,059	$23,124

Income Per Common Share:
Basic	$0.23	$0.24	$0.54
Diluted	$0.23	$0.24	$0.53

Weighted average shares outstanding:
Basic	40,573	42,295	42,521
Diluted	40,702	42,508	43,456

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In Thousands)
Preferred stock
Balance, beginning of year	$—	$854	$854
Preferred stock repurchased	—	(854)	—
Balance, end of year	—	—	854

Common stock
Balance, beginning of year	52,074	60,189	52,639
Common stock issued on the exercise of options and warrants	427	1,210	7,785
Common stock issued through employee benefit plans	1,229	1,499	1,209
Common stock repurchased	(3,065)	(10,824)	(1,444)
Balance, end of year	50,665	52,074	60,189

Cumulative translation adjustment
Balance, beginning of year	(250)	(151)	(159)
Foreign currency translation	(217)	(99)	8
Balance, end of year	(467)	(250)	(151)

Retained earnings
Balance, beginning of year	60,280	50,244	27,163
Net income	9,215	10,059	23,124
Preferred stock dividends	—	(23)	(43)
Balance, end of year	69,495	60,280	50,244
Total Shareholders’ equity	$119,693	$112,104	$111,136

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In Thousands)
Net income	$9,215	$10,059	$23,124
Other Comprehensive Income
Foreign currency translation	(217)	(99)	8
Total Comprehensive Income	$8,998	$9,960	$23,132

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,215	$10,059	$23,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,340	7,380	4,804
Provision for doubtful accounts	16,702	15,425	15,998
Deferred income taxes and other	1,044	(4,448)	(6,492)
Loss on disposal of property and equipment, net	54	428	—
Cumulative effect of accounting change	—	—	2,350
Changes in operating assets and liabilities
Accounts receivable	13,424	(14,726)	(44,230)
Reserve for Workers’ compensation claims	14,321	14,391	9,666
Other current assets	(1,159)	5,151	(8,628)
Other current liabilities	(4,997)	8,640	5,957

Net cash provided by operating activities	56,944	42,300	2,549
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,537)	(18,421)	(12,358)
Restricted cash and other	(32,477)	(54)	(1,876)
Proceeds from sale of property and equipment	4,738	139	—
Net cash used in investing activities	(34,276)	(18,336)	(14,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through employee benefit plans and options exercised	1,353	2,257	4,962
Additions to (payments on) debt	(7,912)	4,825	(936)
Purchase and retirement of stock	(3,065)	(11,678)	(1,444)
Preferred stock dividends paid	—	(66)	—
Net cash provided by (used in) financing activities	(9,624)	(4,662)	2,582
Effect of exchange rates on cash	(227)	(99)	8
Net increase (decrease) in cash and cash equivalents	12,817	19,203	(9,095)
CASH AND CASH EQUIVALENTS, beginning of year	36,048	16,845	25,940
CASH AND CASH EQUIVALENTS, end of year	$48,865	$36,048	$16,845

See accompanying notes to consolidated financial statement

LABOR READY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2000 and 1999

(In Thousands Except Per Share Data)

ACCOUNTING POLICIES

Basis of presentation.  Labor Ready, Inc. and its wholly-owned subsidiaries provide temporary staffing and related services for manual labor jobs to customers primarily in the industrial and small business markets from 756 offices located throughout the United States, Canada, United Kingdom and Puerto Rico.  We provide services to a wide variety of customers, none of which individually comprise a significant portion of revenues within a geographic region or for us as a whole.  The consolidated financial statements include the accounts of Labor Ready, Inc. and all of its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition.  Revenue from the sale of services is recognized at the time the service is performed.  A portion of our income is derived from franchise and cash dispensing machine fees, which are insignificant for all years presented.

Cost of services.  Cost of services includes the wages of temporary workers, related payroll taxes, workers’ compensation expenses and transportation.

Cash and cash equivalents.  We consider all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

Property and equipment.  Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are 31 to 39 years for buildings and improvements, 3 to 5 years for computers and software, 7 years for cash dispensing machines and 5 to 7 years for furniture and equipment.  Depreciation expense for 2001, 2000 and 1999 was $8,188, $7,345 and $4,775.

Intangible assets and other.  Intangible and other assets consist primarily of capitalized closing costs associated with our financing instruments.  Other intangible assets are stated at cost and are amortized using the straight-line method over periods matching the financing.  Management evaluates, on an ongoing basis, the carrying value of intangible assets and makes a specific provision against the asset when an impairment is identified.  Amortization of intangible assets was $15 in 2001, $35 in 2000 and $29 in 1999.

Income taxes.  Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

Restricted cash.  Restricted cash consists of pledged cash deposits that have been placed with independent financial institutions to secure our obligations under our workers compensation program and to provide collateral for our line of credit facility.

Foreign currency translation.  Cumulative translation adjustments relate to our consolidated foreign subsidiaries, Labour Ready Temporary Services, Ltd.  (Canada) and Labour Ready Temporary Services United Kingdom, Ltd.  Foreign currency translation is calculated by application of the current rate method and is included in the determination of consolidated shareholders’ equity at the respective balance sheet dates.

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

NEW ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that statement.  SFAS 144 will be effective for fiscal year 2002.  The adoption of this statement should not have a material effect on our results of operations or its financial position.

In August 2001, FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which will be effective beginning fiscal year 2003.  SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The adoption of this statement should not have a material effect on our results of operations or its financial position.

In June 2001, FASB approved Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001.  The amortization of existing goodwill will cease on December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of these statements did not have a material effect on our results of operations or our financial position.

In the first quarter of 1999, we adopted the provisions of Statement of Position 98-5, “Reporting on the Costs of Start-up Activities” (SOP 98-5”).  SOP 98-5 establishes new rules for the financial reporting of start-up costs, and requires us to expense the cost of establishing new dispatch offices as incurred and write off, as a cumulative effect of adopting SOP 98-5, any capitalized pre-opening costs in the first quarter of the year adopted.  Prior to adopting SOP 98-5, pre-opening costs incurred to open new dispatch offices, including salaries, recruiting, testing, training, lease and other related costs, were capitalized and amortized using the straight-line method over two years.  The cumulative effect of adopting SOP 98-5 was to decrease net income by $1.5 million or $0.03 per common share.

SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and non-cash activities were as follows:

	2001	2000	1999
Cash paid during the year for:
Interest	$1,927	$1,209	$1,517
Income taxes	$5,029	$8,088	$24,192
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to employee benefit plans	$284	$186	$146
Preferred stock dividends accrued	$—	$—	$43
Stock option income tax benefit	$20	$452	$3,886
Assets acquired with capital lease obligations	$—	$2,161	$2,877

WORKERS’ COMPENSATION

We provide workers’ compensation insurance to our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (the non-monopolistic states), we have purchased a deductible insurance policy.  Under the terms of the policy, our workers’ compensation exposure is limited to a deductible amount per occurrence and a maximum aggregate stop-loss limit.  Should any single occurrence exceed the deductible amount, all losses and expenses beyond the deductible amount are to be paid by independent insurance companies unrelated to us.

Similarly, should the total of paid losses related to any one year period exceed the maximum aggregate stop-loss limit for that year, all losses beyond the maximum aggregate stop-loss limit are paid by independent insurance companies unrelated to us.

We establish a reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of December 31, 2001 and 2000 are workers’ compensation claims reserves in the non-monopolistic states of $61.6 million and $48.8 million and in the monopolistic states of $2.4 and $0.9 million, respectively.  The claims reserves were computed using a discount rate of 6.0% at December 31, 2001 and 2000.

Workers’ compensation expense totaling $58.2 million, $54.2 million and $38.2 million was recorded as a component of cost of services in each of the years ended December 31, 2001, 2000 and 1999 respectively.

For workers’ compensation claims originating in Washington, Ohio, West Virginia (the monopolistic states), Canada and Puerto Rico, we pay workers’ compensation insurance premiums as required by government administered programs.  The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and our previous claims experience.

For workers’ compensation claims originating in the United Kingdom, we have purchased an employers’ liability insurance policy.  This policy carries a 10 million GBP limit.

ACCOUNTS RECEIVABLE SECURITIZATION FACILITY AND DEBT

	Outstanding debt as of December 31,
	2001	2000
Accounts receivable securitization	—	—
Credit facilities	—	6,200
Capital leases	6,843	8,554
Total	6,843	14,754

In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility with certain unaffiliated financial institutions (the “Creditors”), which replaced our $60 million line-of-credit agreement with U.S. Bank.  Subject to certain availability requirements, these facilities provide a maximum combined borrowing capacity of $100 million, all of which may be utilized as a revolving line of credit and up to $80 million of which may be used to obtain letters of credit (but any usage for letters of credit will reduce the amount available for use as loans).  Interest on advances under the line of credit facility is generally based upon the Creditors’ commercial paper rate, and fees for the letter of credit portion of the facility are based upon the Creditor’s cost of issuance.  The line of credit facility is secured by eligible accounts receivable of Labor Ready, Inc. and certain of its subsidiaries, which are transferred by them to Labor Ready Funding Corporation (“LRF”), a wholly owned and fully consolidated, bankruptcy remote subsidiary of Labor Ready, Inc. and pledged to the Creditors on an ongoing basis.  The letter of credit facility is secured by Labor Ready, Inc.’s pledge of all of the outstanding capital stock of LRF.  Additionally, Labor Ready, Inc. acts as a servicer for LRF in the collection and administration of the pledged accounts receivable.

At December 31, 2001, we had a total available borrowing capacity of $62.8 million under the Accounts Receivable Facility comprised of $48.6 million of eligible accounts receivable available in our calculated borrowing base and $15.0 million of pledged cash.  Of this $62.8 million available, we had committed $54.9 million for letters of credit to our insurance carriers, leaving $7.9 million available for future borrowing.  Subsequent to year end, we pledged an additional $17.0 million in cash and increased our letters of credit by $13.9 million.

We are required by the workers’ compensation program to collateralize a portion of our workers’ compensation liability with irrevocable letters of credit and surety bonds.  At December 31, 2001, we had provided our insurance carriers with letters of credit totaling $54.9 million and $43.2 million of surety bonds.  The letters of credit bear fees of .75% per year and are supported by an equal amount of available borrowings on the Accounts Receivable Securitization facility.  The surety bonds bear fees based on a percentage of the bond, which is determined by each independent surety carrier but do not exceed 2% of the bond amount.  Subsequent to year end, we increased our letters of credit to our insurance carriers by $13.9 million.  We expect to provide an additional $7.5 million in letters of credit by the end of 2002.

Subsequent to year end, we entered into a revolving credit facility with Wells Fargo Bank.  This agreement allows us to borrow up to $10.0 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through 2006 at which time the facility expires.  The facility bears fees of 0.35% of the unused amount and is secured by a first deed of trust on our corporate headquarters building.

We purchased a 157,000 square foot office building with an adjacent parking garage in downtown Tacoma, Washington, in 2000.  The aggregate purchase price of the building, parking garage and estimated tenant improvements was approximately $11.5 million.  We entered into a secured credit facility with U.S. Bank for this building.  The agreement allowed us to borrow up to $10.0 million with interest at the London Inter-Bank Rate plus 1.30%.  This facility was secured by a first deed of trust on the subject property and cross-collateralized with our accounts receivable.  We had $6.2 million outstanding at December 31, 2000.  This facility was canceled and repaid in full during the first quarter of 2001.

We have entered into lease agreements for automated Cash Dispensing Machines (“CDMs”) for installation in our dispatch offices.  The leases, which are classified as capital leases, are payable over 60, 72 and 84 months with imputed interest rates of 7.06%, 6.37% and 9.02% and a residual payment equal to 20% of the CDMs’ original cost.  The leases are secured by the CDMs.

Cost and accumulated amortization of the CDMs are as follows at December 31, 2001:

Cash dispensing machines	$13,443
Less accumulated amortization	(5,628)
$7,815

Future minimum lease payments under capital leases together with the present value of the minimum lease payments as of December 31, 2001 are as follows:

Year ended December 31:
2002	$2,183
2003	2,183
2004	2,183
2005	769
2006	5
Total minimum lease payments	7,323
Less imputed interest	(480)
$6,843

RESTRICTED CASH

We have cash deposits with independent financial institutions for the purpose of securing our obligations under our workers’ compensation program and for cross collateralization of our line of credit facility.  These deposits may be refunded as compensation claims are paid or when our accounts receivable borrowing base is sufficient to cover our outstanding letters of credit.

At December 31, 2001, we had $18.4 million of restricted cash securing our workers’ compensation program and $15.0 million cross collateralizing our line of credit facility.  Subsequent to year end, we increased our collateral on the line of credit facility by $17.0 million.

INCOME PER SHARE

Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares and common stock equivalents outstanding during the period.  Common share equivalents include the dilutive effect of outstanding options, except where their inclusion would be anti-dilutive.  We had 2,852, 3,471 and 701 anti-dilutive options at the end of 2001, 2000 and 1999.  In June 1999, we declared a three-for-two stock split which has been retroactively applied in the determination of weighted average shares outstanding.

Basic and diluted earnings per share were calculated as follows:

	2001	2000	1999
Basic:
Income before cumulative effect of accounting change	$9,215	$10,059	$24,577
Less preferred stock dividends	—	23	43
Income before cumulative effect of accounting change available to common shareholders	9,215	10,036	24,534
Cumulative effect of accounting change	—	—	(1,453)
Income available to common shareholders	$9,215	$10,036	$23,081

Weighted average shares outstanding	40,573	42,295	45,521

Income before cumulative effect of accounting change per share	$0.23	$0.24	$0.57
Cumulative effect of accounting change, net	—	—	(.03)
Income per share	$0.23	$0.24	$0.54

Diluted:
Income available to common shareholders	$9,215	$10,036	$23,081

Weighted average shares outstanding	40,573	42,295	42,521
Plus options to purchase common stock outstanding at end of year	5,662	4,711	3,525
Less shares assumed repurchased	(5,533)	(4,498)	(2,590)
Weighted average shares outstanding, including dilutive effect of options	40,702	42,508	43,456

Income before cumulative effect of accounting change per share	$0.23	$0.24	$0.56
Cumulative effect of accounting change, net	—	—	(0.03)
Income per share	$0.23	$0.24	$0.53

PREFERRED STOCK

We have authorized 20,000 shares of blank check Preferred Stock.  The blank check Preferred Stock is issuable in one or more series, each with such designations, preferences, rights, qualifications, limitations and restrictions as our Board of Directors may determine and set forth in supplemental resolutions at the time of issuance, without further shareholder action.

The initial series of blank check Preferred Stock of the corporation authorized by the Board of Directors in accordance with the Articles of Incorporation, was designated as Series A Preferred Stock.  At December 31, 2001 and 2000, we had no outstanding shares of $0.131 par value Series A Preferred Stock.  We repurchased, at the par value of $0.131 per share plus accumulated dividends, and retired 6,486 preferred shares in 2000.

Each share of Series A Preferred Stock is entitled to one vote in all matters submitted to a vote of our shareholders.  The Series A Preferred Stock will vote on par with the Common Shares as a single class unless the action being considered involves a change in the rights of the Series A Preferred Stock.  The Series A Preferred Stock bears a cumulative annual dividend rate of five percent accrued on December 31 of each year, is redeemable at par value plus accumulated dividends at our option at any time after December 31, 1994, and contains an involuntary preferential liquidation distribution equivalent to the par value plus all accumulated dividends remaining unpaid.

In June 1999 the Board of Directors authorized a three-for-two Preferred Stock split.  This Preferred Stock split was effected in the form of three shares of Preferred Stock issued for every two shares of Preferred Stock outstanding as of each date of declaration.  All applicable share and per share data have been adjusted for the effect of the stock splits.

Pursuant to the Rights Plan as defined below, 844 shares of Preferred Stock have been reserved for issuance under terms of the Rights Plan.

A Preferred Stock dividend in the amount of $23 was paid upon the repurchase and retirement of the Preferred Stock in third quarter of 2000.

COMMON STOCK

In June 1999, the Board of Directors authorized a three-for-two common stock split.  This common stock split was effected in the form of three shares of common stock issued for every two shares of common stock outstanding as of the date of declaration.  All applicable share and per share data have been adjusted for the effect of this stock split.

During 2001, 2000 and 1999, we repurchased 836 shares, 2,377 shares and 136 shares of common stock on the open market for cash consideration of $3,065, $10,824 and $1,444, respectively.  The repurchased shares were retired and are not available for reissuance.

In 1998, the Board of Directors adopted a Shareholders Rights Plan (“the Rights Plan”) and declared a dividend distribution of one right for each outstanding share of our common stock.  Under the terms of the Rights Plan, each right entitles the holder to purchase one one-hundredth of a share of the Series A Preferred Stock at an exercise price of $50.25.  The rights are exerciseable a specified number of days following (1) the acquisition by a person or group of persons of 15% or more of our common stock, or (2) the commencement of a tender or exchange offer for 15% or more of our common stock.  We have reserved 844 shares of the Series A Preferred Stock for issuance upon exercise of the rights.  The rights may be redeemed by us, subject to the approval of the Board of Directors, for $0.01 cents per right in accordance with the provisions of the Rights Plan.  If any group or person acquires 50% or more of our common stock, the holders of the unredeemed rights (except for the acquiring group or person) may purchase for the exercise price, the number of common shares having a market value equal to two times the exercise price.  The rights expire in January 2008, unless redeemed earlier by us.

INCOME TAXES

Temporary differences, which give rise to deferred tax assets and (liabilities), consist of the following:

	December 31,
	2001	2000
Allowance for doubtful accounts	$2,238	$2,947
Prepaid expenses	(1,174)	(1,096)
Workers’ compensation	18,846	18,696
Net operating loss carry-forwards, net of valuation allowance	1,673	1,318
Depreciation and amortization expenses	(3,326)	(3,094)
Other, net	(37)	521

Net tax deferrals	$18,220	$19,292

We have assessed our past earnings history and trends, projected sales, expiration dates of loss carry-forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against our carryforward benefits in the amount of $1.5 million at December 31, 2001 and $0.4 million at December 31, 2000.

At December 31, 2001, Labour Ready Temporary Services, Limited and Labour Ready Temporary Services UK, Limited have federal net operating loss carryforwards of approximately $2.3 million and $6.4 million with expiration dates through 2007 in Canada and indefinite in the UK.

Taxes on income consists of:

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$3,651	$8,840	$18,350
State	860	1,508	3,098

Total Current	4,511	10,348	21,448

Deferred
Federal	1,136	(3,540)	(4,514)
State	77	(576)	(736)
Foreign	(72)	(346)	(345)

Total deferred	1,141	(4,462)	(5,595)
Total taxes on income, including $897 tax benefit of accounting change in 1999	$5,652	$5,886	$15,853

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated income statement are as follows:

	Year Ended December 31,
	2001		2000		1999
	Amount	%	Amount	%	Amount	%
Income tax expense based on statutory rate	$5,203	35	$5,581	35	$14,151	35
Increase (decrease) resulting from:
State income taxes, net of federal benefit	551	4	606	4	1,536	4
Other, net	(102)	(1)	(301)	(2)	166	—

Total taxes on income	$5,652	38	$5,886	37	$15,853	39

COMMITMENTS AND CONTINGENCIES

We lease substantially all of our dispatch offices.  These leases generally provide for termination on 90 days notice and upon payment of three months rent.  Certain of these leases have 1 year minimum terms and are cancelable thereafter upon 90 days notice and the payment of three months rent.  Many leases require additional payments for taxes, insurance, maintenance and renewal options.  Minimum lease commitments under terms of the leases at December 31, 2001 total approximately $8.6 million, substantially all of which would be payable in 2002.  Rent expense for the years ended December 31, 2001, 2000 and 1999 was $19.0 million, $18.3 million and $13.6 million, respectively.

From time to time we are the subject of routine compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers compensation, immigration and safety.  We are also subject to legal proceedings in the ordinary course of our operations from time to time.

On July 19, 2000, Dale Kindle and Levoyd Williams filed an action in Georgia State Court, Fulton County. The suit was later amended, adding plaintiffs Quinton McGee and Jimmy T. Stringer (the “Kindle Litigation”).  On August 17, 2000, Curtis Adkins filed an action in West Virginia State Court, Kanawha County (the “Adkins Litigation”).  On

October 3, 2000, Willie Wilkerson, Marco Medina and Arthur Demarchis filed an action in California State Court, Santa Clara County (the “Wilkerson Litigation”), and Anthony Flynn, Robert Hampton and Eugene Tonissen filed an action in New York State Court, Kings County (the “Flynn Litigation”).  On February 14, 2001, Allen Yarbrough, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County (the “Yarbrough Litigation”).

The Kindle, Wilkerson and Flynn Litigation allege violations of state law in connection with the fees charged by us for voluntary use of the CDMs.  The Kindle Litigation also alleges violations of state law in allegedly charging workers transportation and equipment rental fees and in purportedly failing to obtain consent of workers to exposure to hazardous chemicals.  The Adkins Litigation and Yarbrough Litigation allege violation of federal or state wage and hour laws for failing to pay workers for all hours worked.  In each case, the plaintiffs are present or former workers of ours and are seeking unspecified damages and certification of a class of workers.  Except for the Adkins Litigation, the actions also request injunctive relief.

On January 26, 2001, the court in the Wilkerson Litigation sustained our demurrer on all counts, dismissing the plaintiffs’ lawsuit in its entirety.  On February 5, 2001, the plaintiffs filed an amended complaint in an effort to revive their claims.

On September 28, 2001 the court in the Adkins Litigation dismissed the case on the grounds that the plaintiffs had waived any right to seek judicial relief or a class action by agreeing to arbitrate all disputes with the company.  The plaintiffs have filed an appeal of that dismissal with the Fourth Circuit Court of Appeals.

In February 2001, the Washington Department of Labor and Industries issued an assessment against us for $498,000 claimed to be owing for workers’ compensation premiums for 1998, as well as $236,000 in interest and penalties.  We dispute the assessment and have filed an appeal.  The Department of Labor and Industries has stated that it will also audit our payment of workers’ compensation premiums for subsequent years.  We believe that the Labor Industries assessment and audits will not have a material adverse impact on our financial condition or results of operations, although no assurances can be made in this regard.

We believe that we have complied with all federal and state laws at issue and we intend to continue to vigorously defend each of these actions.  We believe that none of these proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition or results of operations, although we can make no assurances in this regard.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts activity was as follows:

	Year Ended December 31,
	2001	2000	1999
Balance, beginning of year	$7,661	$9,899	$4,218
Charged to expense, net of recoveries	14,428	15,425	15,998
Write-offs	(16,440)	(17,663)	(10,317)
Balance, end of year	$5,649	$7,661	$9,899

EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  The ESPP expires on June 30, 2006.  1.9 million shares of common stock have been reserved for purchase under the ESPP.  During 2001, 2000 and 1999, participants purchased 320, 273 and 98 shares in the plan for cash proceeds of $945, $1,313 and $1,063, respectively.

STOCK COMPENSATION PLANS

In June 1996 and March 2000, Labor Ready adopted the 1996 and 2000 Employee Stock Option and Incentive Plans (the “Plans”).  In accounting for the Plans, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Under APB Opinion No. 25, because the exercise price of our employee stock options is not less than the market price of the underlying stock at the date of grant, no compensation cost is recognized.

The Plans state that the exercise price of each option may or may not be granted at an amount that equals the market value of the underlying stock at the date of grant.  The majority of the options vest evenly over a four year period from the date of grant and then expire if not exercised within five years from the date of grant.  4,331 and 3,750 shares of common stock have been reserved for issuance under terms of the 1996 Plan and 2000 Plan.  Subsequent to year end, the Board of Directors authorized an additional 1,000 shares of common stock for issuance under the 2000 Plan.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, requires us to provide pro forma information regarding net income and earnings per share as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999, respectively: expected life of options of 5 years, expected volatility of 82%, 70%, and 89%, risk-free interest rates of 4.0%, 5.0% and 5.5%, and a 0% dividend yield.

Under the provisions of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
Net Income
As reported	$9,215	$10,059	$23,124
Pro forma	$7,396	$5,238	$18,800

Pro forma earnings per share
Basic	$0.18	$0.12	$0.44
Diluted	$0.18	$0.12	$0.43

The following table summarizes stock option activity:

	Year Ended December 31,
	2001		2000		1999
	Shares	(1) Price	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of year	4,791	$9.49	3,525	$10.85	3,267	$7.32
Granted	2,863	$3.76	1,926	$7.38	2,118	$14.91
Exercised	(123)	$3.48	(226)	$3.35	(868)	$4.66
Canceled	(1,869)	$8.80	(434)	$11.10	(992)	$10.94

Outstanding at end of year	5,662	$7.12	4,791	$9.49	3,525	$10.85

Exercisable at end of year	2,031	$9.54	1,751	$8.97	996	$7.58

Weighted average fair value of options granted		$2.53		$4.49		$10.37

(1) Weighted average exercise price.

At December 31, 2001, 688 shares of common stock were available for future grant under our stock option plans.

Information relating to stock options outstanding and exercisable at December 31, 2001 is as follows:

				Options Outstanding		Options Exercisable
Range of Prices			Number Outstanding	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.67	—	3.80	2,063	4.36	3.55	128	3.05
3.81	—	6.00	1,246	4.23	4.22	392	4.22
6.01	—	10.00	1,640	1.89	9.52	1,123	9.66
10.01	—	20.00	713	2.14	16.78	387	16.75
$2.67	—	20.00	5,662	3.69	7.12	2,031	9.54

RELATED PARTY TRANSACTIONS

On September 20, 2001, our then President and Chief Executive Officer Richard L. King resigned.  On October 9, 2001, we entered into a Separation Agreement with Mr. King pursuant to which we agreed to pay Mr. King a lump sum severance of $100,000, and Mr. King agreed to relinquish unvested stock options for 512,000 shares and waive any claims with respect to his employment with us.  Also, on October 9, 2001, we executed a Consulting Agreement with Mr. King pursuant to which Mr. King agreed to provide certain consulting services upon our request and we agreed to pay Mr. King consulting fees totaling $325,000.  The Consulting Agreement expires October 9, 2002.

On June 30, 2001, our then Executive Vice President and General Counsel Ronald L. Junck resigned.  On May 24, 2001, we entered into a Separation Agreement with Mr. Junck pursuant to which we agreed to pay Mr. Junck severance payments of $20,833.33 per month through July 31, 2002 and Mr. Junck agreed to waive any claims with respect to his employment with us and to abide by certain covenants against competition.

In June of 2000, a $3.5 million unauthorized loan was issued to then Chairman of the Board, Glenn Welstad.  The loan was repaid with interest, at 9.5% per annum, within six days of the transaction and was not outstanding at the end of the period.

In the third quarter of 2000, we paid Mr. Welstad  $650,447 for the purchase of his 4,814,739 shares of preferred stock and the accumulated dividends.