Form 10-Q
period 2002-03-29
LABOR READY INC
filed 2002-05-13
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

Commission File Number: 001-14543

LABOR READY, INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1287341
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1015 A Street Tacoma, Washington 98402
(Address of principal executive offices, including zip code)

(253) 383-9101
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

As of April 24, 2002, the Registrant had 40,903,830 shares of Common Stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

(Unaudited)

	March 29,	December 31,
	2002	2001
CURRENT ASSETS:
Cash and cash equivalents	$33,432	$48,865
Accounts receivable	4,447	3,902
Accounts receivable pledged under securitization agreement	61,611	64,659
Allowance for doubtful accounts	(4,596)	(5,649)
Workers’ compensation deposits and credits	3,697	3,697
Prepaid expenses and other	6,839	7,486
Income tax receivable	391	1,537
Deferred income taxes	10,266	9,031

Total current assets	116,087	133,528

PROPERTY AND EQUIPMENT:
Buildings and land	15,150	15,119
Computers and software	32,317	31,792
Cash dispensing machines	14,129	13,443
Furniture and equipment	1,671	1,639

	63,267	61,993
Less accumulated depreciation	27,199	25,099

Property and equipment, net	36,068	36,894

OTHER ASSETS:
Restricted cash	51,364	33,357
Deferred income taxes	11,302	9,189
Other assets	1,175	1,062

Total other assets	63,841	43,608

Total assets	$215,996	$214,030

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Per Share Amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	March 29,	December 31,
	2002	2001
CURRENT LIABILITIES:
Accounts payable	$14,597	$14,160
Accrued wages and benefits	10,356	9,340
Current portion of workers’ compensation claims reserve	27,284	27,440
Current maturities of long-term debt	2,005	1,845

Total current liabilities	54,242	52,785

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	5,067	4,998
Workers’ compensation claims reserve	39,317	36,554

Total long-term liabilities	44,384	41,552

Total liabilities	98,626	94,337

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,893 and 40,602 shares issued and outstanding	52,058	50,665
Cumulative foreign currency translation adjustment	(587)	(467)
Retained earnings	65,899	69,495

Total shareholders’ equity	117,370	119,693

Total liabilities and shareholders’ equity	$215,996	$214,030

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands (Except Per Share Amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2002	March 30, 2001
Revenues from services	$170,108	$202,736

Cost of services	121,346	142,362
Gross profit	48,762	60,374

Selling, general and administrative expenses	52,282	63,165
Depreciation and amortization	2,119	2,068
Loss from operations	(5,639)	(4,859)

Interest and other income (expense), net	(211)	84

Loss before tax benefit	(5,850)	(4,775)

Tax benefit on loss	(2,254)	(1,773)

Net loss	$(3,596)	$(3,002)

Basic and diluted loss per common share	$(0.09)	$(0.07)

Weighted average basic and diluted shares outstanding	40,720	40,718

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2002	March 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,596)	$(3,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,159	2,068
Provision for doubtful accounts	2,353	4,048
Deferred income taxes	(3,396)	756
Tax benefit related to stock options	176
Loss on disposal of property and equipment	73	71
Changes in operating assets and liabilities:
Accounts receivable	(681)	11,102
Workers’ compensation claims reserve	2,607	(1,062)
Other current assets	1,787	(4,832)
Other current liabilities	1,754	(643)

Net cash provided by operating activities	3,236	8,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(692)	(3,368)
Restricted cash	(18,007)	(1,201)
Intangible assets and other	(156)	(628)

Net cash used in investing activities	(18,855)	(5,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	778	—
Proceeds from sale of stock through employee benefit plans	162	572
Purchase and retirement of common stock	—	(1,996)
Payments on long-term debt	(456)	(6,619)

Net cash provided by (used in) financing activities	484	(8,043)
Effect of exchange rates on cash	(298)	(266)
Net decrease in cash and cash equivalents	(15,433)	(5,000)
CASH AND CASH EQUIVALENTS, beginning of period	48,865	36,048

CASH AND CASH EQUIVALENTS, end of period	$33,432	$31,048

See accompanying notes to consolidated financial statements.

Item 1.                    Notes to Consolidated Financial Statements

ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2001.  Certain amounts in the consolidated balance sheet at December 31, 2001 have been reclassified to conform to the 2002 presentation.  Operating results for the thirteen week period ended March 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

WORKERS’ COMPENSATION

We provide workers’ compensation insurance to our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as non-monopolistic states), we have purchased high deductible insurance policies from independent, third-party carriers which results in our being substantially self insured.  However, under terms of the policies, our workers’ compensation exposure is limited to a deductible amount per occurrence.  Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by the insurance carrier.

We establish a reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of March 29, 2002 and December 31, 2001 are workers’ compensation claims reserves in the non-monopolistic states of $64.8 million and $61.6 million and in the monopolistic states of $1.8 million and $2.4 million, respectively.  The claims reserves were computed using a discount rate of 6.0%.

Workers’ compensation expense totaling $13.1 million and $12.7 million was recorded as a component of cost of services in the thirteen weeks ended March 29, 2002 and March 30, 2001, respectively.

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

ACCOUNTS RECEIVABLE FACILITY

As further described in our 2001 Form 10-K, we have a line of credit facility and an accounts receivable facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions. At March 29, 2002, we had a total available borrowing capacity of $79.6 million under the Accounts Receivable Facility comprised of $49.1 million of eligible accounts receivable available in our calculated borrowing base and $30.5 million of eligible pledged cash.  Of this $79.6 million available, we had committed $68.8 million for letters of credit to our insurance carriers, leaving $10.8 million available for future borrowing or issuing letters of credit.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation liability with irrevocable letters of credit and surety bonds.  At March 29, 2002, we had provided our insurance carriers with letters of credit totaling $68.8 million and $43.2 million of surety bonds in support of these obligations.  We expect to provide an additional $7.5 million in letters of credit by the end of 2002.  The letters of credit bear fees of approximately 0.75% per year and are supported by an equal amount of available borrowings on the Accounts Receivable Facility.  The surety bonds bear fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

SUPPLEMENTAL CASH FLOW INFORMATION

	(Amounts in Thousands)
	Thirteen Weeks Ended
	March 29, 2002	March 30, 2001
Cash paid during the period for:
Interest	$336	$326

Income taxes (refunds)	$(222)	$1,380

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$685	$—

Contribution of common stock to 401(k) plan	$277	$284

 NET INCOME (LOSS) PER SHARE

Basic net income (loss)  per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss)  per share is computed by dividing net income (loss), by the weighted average number of common shares and common share equivalents outstanding during the period.  Common share equivalents include the dilutive effect of outstanding options, except where their inclusion would be anti-dilutive.

COMMITMENTS

In March 2002, we entered into an agreement to lease 26 automated Cash Dispensing Machines (“CDMs”) for installation in our United Kingdom dispatch offices.  The fair market value of the CDMs at inception of the lease is approximately $0.7 million.  The lease is payable over 60 months with an imputed interest rate of 9.1% and is secured by the CDMs.  We recorded assets under capital lease and capital lease obligations totaling $0.7 million with future minimum lease payments over the next 5 years of approximately $0.1 million per year.

RESTRICTED CASH

We have cash deposits with independent financial institutions for the purpose of securing our obligations in connection with our workers’ compensation program and for cross collateralization of our Accounts Receivable Facility.  These deposits may be released as compensation claims are paid or when our accounts receivable borrowing base is sufficient to cover our outstanding letters of credit.

At March 29, 2002 and December 31, 2001, we had $19.4 million and $18.4 million, respectively, of restricted cash securing our obligations in connection with workers’ compensation programs and  $32.0 million and $15.0 million cross collateralizing our Accounts Receivable Facility.

Item 2.                    Management’s Discussion And Analysis Of Financial Condition And Results of Operations

This Form 10-Q contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in Item 3 below and in Item 7 and Item 7A of our Form 10-K for the year ended December 31, 2001.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Overview

Labor Ready is a provider of temporary manual labor.  Our customers are primarily in the freight handling, warehousing, landscaping, construction, light manufacturing, and other light industrial businesses.  We have dispatch offices in markets throughout the United States, Canada, United Kingdom and Puerto Rico.  Our annual revenues grew from approximately $6 million in 1991 to $976.6 million in 2000, were $917.0 million in 2001, and were $170.1 million for the thirteen weeks ended March 29, 2002.  Revenues from international operations this quarter were approximately 5% of our total revenues.  Revenue from services includes revenues earned on services provided by our temporary workers and fees generated by our CDMs.

We had 752 operating branch offices as of March 29, 2002 after opening 6 branch offices and closing 10 during the quarter.   The average cost of opening each new dispatch office in 2002 did not materially change from 2001.

We typically pay our temporary workers on a daily basis, and bill our customers weekly.  Consequently, we may experience significant negative cash flow from operations and investment activities during periods of high growth and may require additional sources of working capital in order to grow.

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

Cost of services includes the wages and related payroll taxes of temporary workers, workers’ compensation expense, unemployment compensation insurance and transportation.  Cost of services as a percentage of revenues has historically been affected by numerous factors, including the use of lower introductory rates to attract new customers, the use of higher pay rates to attract more skilled workers, changes in the workers’ compensation reserve rates and geographic shifts in our mix of business.  Although we have implemented policies and procedures to monitor billing rates, pay rates and other components of cost of services, significant fluctuations may be experienced.

In 2002 we do not expect any material change in the number of  branches that we operate.  However, we will continue to analyze the performance and financial viability of each of our offices.  In 2001, we had one franchisee, which operated five dispatch offices.  Our franchise agreement with this franchisee terminated March 31, 2002, and we do not currently intend to grant additional franchises.  Royalty revenues from the franchised dispatch offices were not material during any period presented herein.

We are focused on increasing the revenue of each dispatch office.  We believe this can occur through the implementation of a number of measures designed to improve customer satisfaction, marketing effectiveness and retention and training of our dispatch office staff.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  This reserve, which reflects potential liabilities that span several years, is discounted for net present value using a discount rate of 6%. If the actual cost of such claims and related expenses exceeds the amounts estimated, or if the discount rate represents an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required. We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s current best estimates and judgments of the scope and likelihood of such liabilities. If the actual outcome of these matters is less favorable than expected, an adjustment would be charged to income in the period the estimate changes.

Results of Operations

The following table compares the operating results for the thirteen weeks ended March 29, 2002 and March 30, 2001 (in thousands):

Thirteen Weeks Ended

March 29, 2002	Percent Change	March 30, 2001

Revenues from services

$

170,108

(16.1

)

$

202,736

Cost of services

121,346

(14.8

)

142,362

Selling, general and administrative expenses

52,282

(17.2

)

63,165

Depreciation and amortization

2,119

2.5

2,068

Interest and other income (expense), net

(211

)

(351.2

)

84

Loss before taxes

(5,850

)

22.5

(4,775

)

Net loss

$

(3,596

)

19.8

$

(3,002

)

Thirteen Weeks Ended March 29, 2002 Compared to Thirteen Weeks Ended March 30, 2001

Revenues from Services

The decline in revenues from services is due to the fact that we had approximately 8.7% fewer operating offices and the average revenue generated by those offices was 8% less than in the quarter ended March 30, 2001.  The number of offices declined to 752 at March 29, 2002 from 824 locations at March 30, 2001, a net decrease of 72 dispatch offices.

Cost of Services

The decrease in cost of services is largely due to the decline in revenue, partially offset by an increase in workers compensation costs of 1.5% of revenue.  Cost of services was 71.3% of revenue for the thirteen weeks ended March 29, 2002 compared to 70.2% of revenue for the same period in 2001, an increase of 1.1% of revenue.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative (“SG&A”) expenses is commensurate with the decrease in revenue and number of dispatch offices.  SG&A expenses were 30.7% of revenues for the first quarter of 2002 as compared to 31.2% of revenues in the first quarter of 2001.  We expect that SG&A expenses as a percentage of revenues may fluctuate in future periods as we may adjust our staffing at the dispatch offices as well as our operating and administrative capabilities.

Depreciation and Amortization

The slight increase in quarterly depreciation and amortization expense is primarily the result of a higher concentration of short lived assets as a result of branch closures and the disposition of two company owned buildings.

Interest and Other Income (expense), Net

The increase in net interest and other expense was the result of the increase in the amount of interest and fees paid for our credit facilities, partially offset by a decrease in other income. We may incur interest expense during the balance of 2002 as our cash demands will increase during our busiest time of the year, which historically have resulted in increased borrowing on our credit facilities.  Additionally, cash balances held in the CDMs for payment of temporary worker payrolls will continue to reduce cash available for investing.

Tax Benefit on Loss

The increase in the tax benefit for the quarter is commensurate with the increase in loss from operations on a quarter over quarter basis.  Our effective tax rate was 38.5% in the first quarter of 2002 as compared to 37.1% for the same period in 2001.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and the valuation allowance as discussed below.

We had a net deferred tax asset of approximately $21.6 million at March 29, 2002, resulting primarily from workers’ compensation deposits, credits and reserves.  Due to the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against this net deferred tax asset in the amount of $2.0 million.

Liquidity and Capital Resources

Net cash provided by operating activities was $3.2 million for the period ended March 29, 2002 compared to $8.5 million for the period ended March 30, 2001.  Due to improved collection activities we had a lower accounts receivable balance throughout the first quarter of 2002 than in the first quarter of 2001, and as a result we realized significantly less cash in the first quarter of 2002.  This decrease was partially offset by the increase in our workers' compensation reserve.

We used net cash in investing activities of $18.9 million in the first quarter of 2002, compared to $5.2 million in the first quarter of 2001.  The increase in cash used in investing activities in 2002 as compared to 2001 is due primarily to the increase in restricted cash (which was partially offset by a decrease in capital expenditures during the period), which was necessitated by the unavailability of eligible accounts receivable.  At March 29, 2002 and December 31, 2001, we had $19.4 million and $18.4 million, respectively, of restricted cash securing our obligations in connection with workers’ compensation programs and $32.0 million and $15.0 million cross collateralizing our Accounts Receivable Facility.  As discussed below, this increase is due to higher collateralization requirements imposed by our insurance carriers and certain state workers’ compensation programs.  We expect that these amounts will continue to increase in 2002.

Net cash provided by (used in) financing activities was $0.5 million for the period ended March 29, 2002 and ($8.0) million for the period ended March 30, 2001.  The increase in cash provided by financing activities in 2002 as compared to cash used in financing activities in 2001 is due mainly to the decrease in payments on long-term debt and smaller share repurchases in connection with our stock buy-back program.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation liability with irrevocable letters of credit and surety bonds.  At March 31, 2002, we had provided our insurance carriers and certain states with letters of credit totaling $68.8 million and $43.2 million of surety bonds, compared to $54.9 million and $43.2 million respectively, at December 31, 2001.  The letters of credit bear fees of 0.75% per year and are supported by an equal amount of available borrowings on the Accounts Receivable Facility.  Our insurance carriers annually assess our workers compensation liability for which they are responsible along with the amount of collateralization they will require from us.  Such amounts can increase or decrease independent of our assessments and reserves.  We expect that the amount of collateral required to secure our workers compensation obligations will continue to increase and we expect to post up to an additional $7.5 million in letters of credit by the end of 2002.

Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each surety carrier but does not exceed 2% of the bond amount.  The terms of these bonds are subject to annual review and renewal, and the bonds can be canceled by the sureties with as little as 60 days notice.  The number of parties willing to provide surety bonds for these purposes is contracting and capacity in this market is likely to decline.  If any such bonds are canceled or are not renewed, we would be required to replace them with letters of credit or similar obligations for which we would likely be required to pledge cash or other collateral.

In addition to the bonds we have outstanding related to our workers' compensation program, we have $0.6 million of bonds outstanding relating to miscellaneous licensing and permits.

At March 29, 2002, we had a total available borrowing capacity of $79.6 million under the Accounts Receivable Facility comprised of $49.1 million of eligible accounts receivable available in our calculated borrowing base and $30.5 million of eligible pledged cash.  Of this $79.6 million available, we had committed $68.8 million for letters of credit to our insurance carriers, leaving $10.8 million available for future borrowing or issuing letters of credit.  We expect to provide an additional $7.5 million in letters of credit by the end of 2002.  We are currently in compliance with all covenants related to the Accounts Receivable Facility.

In January 2002, we entered into a revolving credit facility with Wells Fargo Bank.  This agreement allows us to borrow up to $10.0 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through 2006 at which time the facility expires.  The facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building.  We currently do not have any outstanding borrowings on this facility and are in compliance with all covenants.

Included in cash and cash equivalents at March 29, 2002 is cash held within dispatch office CDMs for payment of temporary payrolls in the amount of approximately $13.7 million as compared to $13.8 million at March 30, 2001.

Item 3.                    Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At March 29, 2002, our purchased investments had maturities of less than 90 days.  As such, an increase in interest rates immediately and uniformly by 10% from levels at March 29, 2002 would not have a material effect upon our cash and cash equivalent balances.  Because of the relative short maturities of the investments we hold, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our cash and cash equivalents portfolio.

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

Our business depends on the availability of workers compensation insurance and our continued ability to collateralize our obligations.  The events of September 11, 2001, added to an already-hardening insurance market, have resulted in significantly increased insurance costs and higher deductibles.  While we have renewed our workers compensation insurance for the current year, we cannot be certain that such insurance will always be available or will be available at a reasonable cost.  In addition, workers’ compensation expenses are based on our actual claims experiences in each state and the actual aggregate workers’ compensation costs may exceed estimates.  Moreover, we expect that the amount of collateral required to secure our workers compensation obligations (principally letters of credit and surety bonds) will continue to increase.  The amounts and costs of our surety bonds are subject to annual review and renewal and they generally can be cancelled with 60 days notice.  The number of parties willing to provide surety bonds for these purposes is contracting and future capacity in this market is expected to decline.  If availability of these bonds declines, we will likely be required to replace them with letters of credit or similar obligations, for which we also would likely be required to pledge cash or other collateral.  There can be no assurance that our currently available sources of collateral for these obligations will continue to be available or that they will grow commensurate with increases in our collateralization requirements.  If such sources of collateral are not available at a level and on terms acceptable to us, we would explore alternative sources to satisfy our collateralization requirements, which could include the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

Our credit facilities require that we meet certain levels of financial performance.  Our credit facilities contain significant financial covenants.  Among other things, these covenants require us to maintain certain earnings levels and a certain ratio of earnings to fixed expenses.  In the event that we do not comply with the covenants and the lender does not consent to such non-compliance, we will be in default of our agreement which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  In such an event, we could also be required to seek additional sources of capital to satisfy our liquidity needs.  There can be no assurance that such additional sources will be available to us or, if available, at commercially reasonably terms.  In addition, we may issue additional equity or debt securities to finance any such liquidity requirements, which could result in dilution to existing shareholders.

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

We have significant working capital requirements.  We require significant working capital in order to operate our business.  While our cash flow was positive in 2001, we have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.  We invest significant cash into the opening and operations of new dispatch offices until they begin to generate revenue sufficient to cover their operating costs.  We also pay our temporary personnel on a daily basis and bill our customers on a weekly basis.  As a result, we must maintain cash reserves to pay our temporary personnel prior to receiving payment from our customers.  In addition, we are required to pledge amounts available under our existing credit facilities to secure letters of credit that collateralize certain of our workers’ compensation obligations and these amounts may increase in future periods.  Any such increase in pledged amounts would decrease amounts available under our credit facilities for working capital purposes.  As a result of these factors, if our available cash balances and borrowing base under our existing credit facilities do not grow commensurate with the growth in our working capital requirements, we would explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

Risks associated with Arthur Andersen.  Arthur Andersen served as our independent auditor from 1997 until May 3, 2002, when the Board of Directors dismissed Andersen due to recent events which cast doubt on Andersen's future.  Our access to the capital markets could be impaired if Andersen becomes unable to make representations on our behalf with respect to audits completed by Andersen prior to its dismissal.

Our industry incurs all the risk associated with employing manual labor, including the risk of litigation, which we try to manage but can lead to significant potential liability.  From time to time we are party to litigation in the ordinary course of our business.  In the past two years, certain special interest groups have coordinated legal actions directed at us designed to further their own interests.  We cannot assure you that such litigation will not disrupt our business or impact our financial results, due to the costs of defending against such litigation, any judgments that may be awarded against us, and the loss of significant management time devoted to such litigation.  Temporary staffing companies, such as ours, employ people in the workplace of their customers.  This creates a risk of potential litigation based on claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity, and other claims.  While we try to limit our liability by contract, we may be held responsible for the actions at a job site of workers not under our direct control.  Like other temporary staffing companies, we are also affected by fluctuations and interruptions in the business of our customers.

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

Part II.  Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:
10.55	Form of equipment lease and related schedules at
March 28, 2002 between Labour Ready Temporary Services UK Limited as lessee and
GE Capital Equipment Finance LTD as lessee.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2002.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.
By: Joseph P. Sambataro, Jr., Chief Executive
Officer and President

/s/ Steven C. Cooper
By: Steven C. Cooper, Chief Financial Officer
and Executive Vice President