Form 10-Q
period 2002-06-28
LABOR READY INC
filed 2002-08-12
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ECHANGE ACT OF 1934

Commission File Number: 001-14543

LABOR READY, INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1287341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1015 A Street
Tacoma, Washington 98402
(Address of principal executive offices, including zip code)

(253) 383-9101
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

As of August 5, 2002, the Registrant had 41,256,666 shares of Common Stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	June 28, 2002	December 31, 2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$102,507	$48,865
Marketable securities	1,612	—
Accounts receivable	6,281	3,902
Accounts receivable pledged under securitization agreement	76,671	64,659
Allowance for doubtful accounts	(6,120)	(5,649)
Prepaid expenses, deposits and other	10,383	11,183
Income tax receivable	—	1,537
Deferred income taxes	10,614	9,031

Total current assets	201,948	133,528

PROPERTY AND EQUIPMENT:
Buildings and land	15,210	15,119
Computers and software	27,511	31,792
Cash dispensing machines	14,245	13,443
Furniture and equipment	1,687	1,639

	58,653	61,993
Less accumulated depreciation	24,462	25,099

Property and equipment, net	34,191	36,894

OTHER ASSETS:
Restricted cash	46,534	33,357
Deferred income taxes	12,491	9,189
Other assets	3,049	1,062

Total other assets	62,074	43,608

Total assets	$298,213	$214,030

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 28, 2002	December 31, 2001
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$17,451	$14,160
Accrued wages and benefits	10,659	9,542
Income tax payable	2,642	—
Current portion of workers’ compensation claims reserve	29,621	27,238
Current maturities of long-term debt	2,052	1,845

Total current liabilities	62,425	52,785

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	69,605	4,998
Workers’ compensation claims reserve	42,793	36,554

Total long-term liabilities	112,398	41,552

Total liabilities	174,823	94,337

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,239 and 40,602 shares issued and outstanding	53,900	50,665
Cumulative foreign currency translation adjustment	141	(467)
Retained earnings	69,349	69,495

Total shareholders’ equity	123,390	119,693

Total liabilities and shareholders’ equity	$298,213	$214,030

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands (Except Per Share Amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Revenues from services	$219,100	$240,004	$389,208	$442,740

Cost of services	156,141	168,555	277,487	310,917
Gross profit	62,959	71,449	111,721	131,823

Selling, general and administrative expenses	54,347	65,198	106,629	128,363
Depreciation and amortization	2,672	2,128	4,791	4,196
Income (loss) from operations	5,940	4,123	301	(736)

Interest and other income (expense), net	(330)	520	(541)	604

Income (loss) before income taxes	5,610	4,643	(240	(132

Income tax (benefit)	2,160	1,773	(94)	—

Net income (loss)	$3,450	$2,870	$(146)	$(132)

Basic net income per common share	0.08	$0.07	$(0.00	$0.00)

Diluted net income per common share	0.08	$0.07	$(0.00)	$(0.00
Weighted average shares outstanding:

Basic	41,133	40,508	40,927	40,624
Diluted	42,161	40,559	40,927	40,624

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Twenty-Six Weeks Ended
	June 28, 2002	June 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(146)	$(132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,791	4,188
Amortization of loan fees and other	102	—
Provision for doubtful accounts	4,937	8,908
Deferred income taxes	(4,885)	(1,321)
Tax benefit related to stock options	633	—
Loss (Gain) on disposal of property and equipment	162	(763)
Changes in operating assets and liabilities:
Accounts receivable	(18,857)	(2,066)
Workers’ compensation claims reserve	8,622	5,336
Other current assets	5,609	(8)
Other current liabilities	4,684	(118)

Net cash provided by operating activities	5,652	14,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,612)	—
Capital expenditures	(1,436)	(4,916)
Restricted cash	(13,177)	(1,230)
Intangible assets and other	(250)	(632)
Proceeds from sale of property and equipment	—	1,809

Net cash used in investing activities	(16,475)	(4,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	2,223	24
Proceeds from sale of stock through employee benefit plans	332	503
Purchase and retirement of common stock	(230)	(2,973)
Net repayments on short-term borrowings	—	(879)
Proceeds from issuance of convertible Notes	65,000	—
Payments for offering costs	(2,447)	—
Payments on long-term debt	(952)	(7,040)

Net cash provided by (used in) financing activities	63,926	(10,365)
Effect of exchange rates on cash	539	42
Net increase (decrease) in cash and cash equivalents	53,642	(1,268)
CASH AND CASH EQUIVALENTS, beginning of period	48,865	36,048

CASH AND CASH EQUIVALENTS, end of period	$102,507	$34,780

See accompanying notes to consolidated financial statements.

Item 1.                    Notes to Consolidated Financial Statements

ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2001.  Certain amounts in the consolidated balance sheet at December 31, 2001 have been reclassified to conform to the 2002 presentation.  Operating results for the twenty-six week period ended June 28, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Revenue recognition.  Revenue from the sale of services is recognized at the time the service is performed.  A portion of our income is derived from cash dispensing machine fees, which are immaterial for all periods presented.  Revenue attributable to sales involving coupons or other incentives are reserved in the period redeemed.

MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities, of its investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations. The aggregate cost and fair values of our Marketable Securities is $1.6 million at June 28, 2002. At June 28, 2002, those securities are classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses reported as a separate component of shareholder’s equity. Since the investments were purchased on the last days of the quarter, there were no material unrealized holding gains and losses at June 28, 2002. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the quarter ended June 28, 2002, there were no sales of available-for-sale securities.

RESTRICTED CASH

We have cash deposits with independent financial institutions for the purpose of securing our obligations in connection with our workers’ compensation program and for cross collateralization of our Accounts Receivable Facility.  These deposits may be released as workers’ compensation claims are paid or when the letters of credit are released.

At June 28, 2002 and December 31, 2001, we had $19.5 million and $18.4 million, respectively, of restricted cash securing our obligations in connection with workers’ compensation programs and  $27.0 million and $15.0 million, respectively, cross collateralizing our Accounts Receivable Facility.

LONG-TERM DEBT

In June 2002, the Company issued 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) in the aggregate principal amount of $65 million.  Subsequent to June 28, 2002, the initial purchasers exercised their over-allotment option and purchased an additional $5 million in aggregate principal amount of Notes. Interest is payable on the Notes on June 15 and December 15 of each year, beginning December 15, 2002.  Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, the Company may redeem some or all of the Notes at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period.

WORKERS’ COMPENSATION INSURANCE

	(Amounts in Thousands) Workers' Compensation Claims Reserve
	December 31, 2001	Workers' Compensation Expenses	Payments	June 28, 2002
Non-monopolistic states reserve	$61,435	$29,308	$(20,711)	$70,032
Monopolistic states payable	2,357	1,260	(1,235)	2,382
Total Workers' Compensation Claims Reserve	$63,792	$30,568	$(21,946)	$72,414

We provide workers’ compensation insurance to our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as non-monopolistic states), we have purchased high deductible insurance policies from independent, third-party carriers, which results in our being substantially self-insured.  Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a set deductible.  We have also historically maintained “aggregate stop loss” insurance coverage that would allow us to recover from an insurer if the aggregate amount of deductible payments incurred by us in a given year exceeded a dollar threshold.  In order to manage our overall insurance costs under our policy covering the 2002 plan year, we have significantly increased our per occurrence insurance deductible and dropped our aggregate stop loss coverage. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by the insurance carrier.

We establish a reserve for the deductible portion of our workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of June 28, 2002 and December 31, 2001 are workers’ compensation claims reserves in the non-monopolistic states of $70.0 million and $61.4 million, respectively, and in the monopolistic states of $2.4 million and $2.4 million, respectively.  The claims reserves were computed using a discount rate of 6.0%. The selection of this discount rate is based on returns on “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.

Workers’ compensation expense totaling $17.5 million and $15.3 million was recorded as a component of cost of services in the thirteen weeks ended June 28, 2002 and June 29, 2001, respectively. Workers’ compensation expense totaling  $30.6 million and $28.0 million was recorded as a component of cost of services in the twenty-six weeks ended June 28, 2002 and June 29, 2001, respectively.

For workers’ compensation claims originating in Washington, Ohio, West Virginia, Canada and Puerto Rico (the “monopolistic states”) we pay workers’ compensation insurance premiums as required by government administered programs.  The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and our previous claims experience. For workers’ compensation claims originating in the United Kingdom, we have purchased an employers’ liability insurance policy.  This policy carries a 25 million GBP limit.

COMMITMENTS AND CONTINGENCIES

Accounts Receivable Facility

In March 2001, we entered into a line of credit facility and accounts receivable securitization facility (the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006.  The Accounts Receivable Facility provides loan advances through the sale of substantially all of our eligible domestic accounts receivable to a wholly owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility includes a corporate guarantee by us and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain earnings and net worth levels and a certain ratio of earnings to fixed expenses.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $100 million, up to $80 million of which may be used to obtain letters of credit.  The amounts we may borrow (borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable, from time to time, supplemented by pledged and restricted cash.

At June 28, 2002, we had a total available borrowing capacity of $87.2 million under the Accounts Receivable Facility comprised of $61.5 million of eligible accounts receivable available in our calculated borrowing base and $25.7 million of restricted cash, representing the eligible portion of our $27.0 million total restricted cash.  Of this $87.2 million available, we had committed $68.8 million for letters of credit to our insurance carriers, leaving $18.4 million available for future borrowing or letters of credit.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit and surety bonds.  At June 28, 2002, we had provided our insurance carriers and those states with letters of credit totaling $68.8 million and $43.2 million of surety bonds in support of these obligations.  The letters of credit bear fluctuating fees which were approximately ..78% of the principal amount of the letters of credit as of June 28, 2002.  The surety bonds bear fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

Subsequent to quarter end, we increased our letters of credit by $6.0 million and decreased our surety bonds by $9.0 million resulting in a total collateral decrease of $3.0 million.  We expect to provide an additional $5.0 million of letters of credit by the end of 2002.

Legal Contingencies

From time to time we are party to litigation and other legal proceedings in the ordinary course of our business. Our Form 10-K for the year ended December 31, 2001 describes certain material proceedings to which we are party. We intend to vigorously defend each of these proceedings, and we believe that none of these proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition or results of operations, although we can make no assurances in this regard. Following is an update concerning material litigation and other legal proceedings.

On March 25, 2002, the plaintiffs in the Yarbrough Litigation (hereafter referred to as the “Ramirez Litigation”) removed Allen Yarbrough as a plaintiff. On July 12, 2002, the court in the Ramirez Litigation certified classes of plaintiffs in connection with claims relating to waiting time, travel time and equipment charges for the period of February 1998 to present. The court declined to certify classes of plaintiffs in connection with claims relating to transportation expenses and unfair competition.

On June 25, 2002, the court in the Wilkerson Litigation certified a class of plaintiffs consisting of all workers who used Labor Ready’s optional cash dispensing machines (CDMs) from 1998 to present. The court declined to certify a class of plaintiffs in connection with claims relating to unfair competition.

On July 3, 2002, the Office of the Arizona Attorney General filed an action against Labor Ready in Arizona State Court, Pima County. The suit alleges that Labor Ready violated Arizona’s “check cashers” statute in connection with fees charged by Labor Ready for the use of its optional cash dispensing machines. The suit seeks an injunction prohibiting such fees, as well as restitution of the fees and civil penalties for each use of the CDMs since July, 2000. We do not believe the Attorney General’s position is valid, and we inted to vigorously defend this lawsuit.

On July 22, 2002, the plaintiffs in the Kindle Litigation sought to amend their complaint by dropping all allegations concerning transportation charges, equipment rental fees and hazardous chemicals exposure; by removing Levoyd William, Quinton McGee and Jimmy Stringer as plaintiffs; and by adding Gary Weems as a plaintiff.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period.  Common share equivalents include the dilutive effect of outstanding options and conversion features of the Notes, except where their inclusion would be anti-dilutive.  For the thirteen weeks ended June 28, 2002 and June 29, 2001 we had 2,170 and 5,130 anti-dilutive options, respectively.  There were 885 anti-dilutive shares associated with the Notes for the thirteen weeks ended June 28, 2002 and none for the thirteen weeks ended June 29, 2001.

SUPPLEMENTAL CASH FLOW INFORMATION

	Twenty-Six Weeks Ended
	June 28, 2002	June 29, 2001
	(Amounts in Thousands)
Cash paid during the period for:
Interest	$566	$696

Income taxes (refunds)	$(148)	$1,597

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$766	$—

Contribution of common stock to 401(k) plan	$277	$284

Item 2.                    Management's Discussion And Analysis Of Financial Condition And Results of Operations

This Form 10-Q contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words, “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in Item 3, Item 7 and Item 7A of Part 1 of our Form 10-K for the year ended December 31, 2001 and in the “Risk Factors” included in this Form 10-Q and in our Report on Form 8-K as filed with the Commission on June 6, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Overview

Labor Ready is a provider of temporary manual labor.  Our customers are businesses in the freight handling, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale, sanitation and printing industries. We have dispatch offices in markets throughout the United States, Canada, United Kingdom and Puerto Rico.  Our annual revenues were $917.0 million in 2001, and were $389.2 million and $442.7 million for the twenty-six weeks ended June 28, 2002 and June 29, 2001, respectively.  Revenues from international operations for the twenty-six weeks ended June 28, 2002 were approximately 5.2% of our total revenues.

We had 753 operating branch offices as of June 28, 2002 after opening 3 branch offices and closing 2 during the quarter.  During the balance of 2002, we do not expect any material change in the number of branches that we operate.  We are focused on increasing the revenues and profitability of each dispatch office through the implementation of measures designed to improve customer satisfaction, marketing effectiveness and retention and training of our dispatch office staff. We have also actively sought to reduce expenses at the branch level and actively monitor under-performing offices.

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

Gross profit reflects the difference between our revenues from services and the cost of services.  Cost of services includes the wages and related payroll taxes of temporary workers, workers’ compensation expense, unemployment compensation insurance and transportation. Gross profit has historically been affected by numerous factors, including competitive pressures on billing rates, wage rate increases and increases in workers’ compensation charges.  Although we have implemented policies and procedures to monitor pay rates and other components of cost of services, as well as billing rates, we may experience fluctuations in our gross profit margin from time to time.

We have cash dispensing machines (CDMs) in most of our dispatch offices that enable us to provide our workers with the choice of being paid each day in cash.  For those who choose to receive cash, the CDM dispenses their net pay less the change and a $1 transaction fee for use of the CDM.  Revenues from services includes revenues earned on services provided by our temporary workers as well as those fees generated by our CDMs. Revenues from the CDMs are not material and are substantially offset by the direct and indirect costs of the CDM program which include depreciation, taxes, cash delivery and servicing, maintenance, supplies, insurance and back office salaries and overhead. CDMs from closed branch offices are securely stored for subsequent use in newly opened offices or to replace damaged or worn-out machines.  The acquisition cost of each CDM used in the United States and Canada was approximately $15,000 while the acquisition cost of the CDMs used in the United Kingdom was approximately $30,000 per machine.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  This reserve, which reflects potential liabilities that span several years, is discounted for net present value using a discount rate of 6%. The selection of this discount rate is based on returns on “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims. We evaluate the accrual rates for our reserves regularly throughout the year and make adjustment as needed.  If the actual cost of such claims and related expenses exceeds the amounts estimated, or if the discount rate represents an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required. We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s current best estimates and judgments of the scope and likelihood of such liabilities. If the actual outcome of these matters is less favorable than expected, an adjustment would be charged to income in the period the estimate changes.

Results of Operations

Thirteen Weeks Ended June 28, 2002 Compared to Thirteen Weeks Ended June 29, 2001

The following table compares the operating results for the thirteen weeks ended June 28, 2002 and June 29, 2001 (in thousands):

	Thirteen Weeks Ended
	June 28, 2002	June 29, 2001	Percent Change
Revenues from services	$219,100	$240,004	(8.7)
Cost of services	156,141	168,555	(7.4)
Selling, general and administrative expenses	54,347	65,198	(16.6)
Depreciation and amortization	2,672	2,128	25.6
Interest and other income (expense), net	(330)	520	(163.5)
Income before taxes	5,610	4,643	20.8
Net income	$3,450	$2,870	20.2

Revenues from Services

The decline in revenues from services is due to the fact that we had approximately 7.3% fewer operating offices and the average revenue generated by those offices was 1.4% less than in the quarter ended June 29, 2001.  The number of offices declined to 753 at June 28, 2002 from 812 locations at June 29, 2001, a net decrease of 59 dispatch offices.

Cost of Services

The decrease in cost of services is largely due to the decline in revenue, partially offset by an increase in workers compensation costs of 1.6% of revenue.  Cost of services was 71.3% of revenue for the thirteen weeks ended June 28, 2002 compared to 70.2% of revenue for the same period in 2001, an increase of 1.1% of revenue.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative (“SG&A”) expenses is largely commensurate with the decrease in number of dispatch offices and it was positively impacted by the cost reductions discussed below.

SG&A expenses were 24.8% of revenues for the second quarter of 2002 as compared to 27.2% of revenues in the second quarter of 2001. A significant portion of our savings has been in salaries and wages, along with reductions in bad debt expense and advertising costs. Salaries and wages were down approximately 13% or $4 million for the quarter, as compared to the same quarter a year ago. At the end of the second quarter we had 2,764 employees as compared to 3,170 a year earlier. As a percent of revenue, bad debt expense was 1.2% for the quarter, as compared to 2% a year ago, representing a $2.3 million reduction.  During the past year, we have refocused our advertising and marketing efforts into more direct sales.  This shift in focus has reduced advertising costs by $1.9 million, or 48%, as compared to the same quarter a year ago.We expect that SG&A expenses as a percentage of revenues may fluctuate in future periods as we may adjust our staffing at the dispatch offices as well as our operating and administrative capabilities.

Depreciation and Amortization

The increase in depreciation and amortization expense is largely the result of a one-time adjustment for a change in the estimated useful lives of certain assets.

Interest and Other Income (Expense), Net

The increase in net interest and other expense was the result of a decrease in other income.  There were no significant gains or losses on sales of assets during the thirteen week period ended June 28, 2002 while we had gain on the sale of a building of $.8 million for the thirteen week period ended June 29, 2001.

Tax Provision

The increase in the tax provision for the quarter is commensurate with the increase in income from operations on a quarter over quarter basis.  Our effective tax rate was 38.5% in the second quarter of 2002 as compared to 38.2% for the same period in 2001.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and the valuation allowance as discussed below.

We had a net deferred tax asset of approximately $23.1 million at June 28, 2002, resulting primarily from workers' compensation deposits, credits and reserves.  Due to the uncertainty of the realization of certain tax planning measures related to our foreign losses, we have established a valuation allowance against this net deferred tax asset, which was $2.2 million as of June 28, 2002.

Twenty-Six Weeks Ended June 28, 2002 Compared to Twenty-Six Weeks Ended June 29, 2001

The following table compares the operating results for the twenty-six weeks ended June 28, 2002 and June 29, 2001 (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2002	June 29, 2001	Percent Change
Revenues from services	$389,208	$442,740	(12.1)
Cost of services	277,487	310,917	(10.8)
Selling, general and administrative expenses	106,629	128,363	(16.9)
Depreciation and amortization	4,791	4,196	14.2
Interest and other income (expense), net	(541)	604	(189.6)
Loss before taxes	(240)	(132)	(81.8)
Net loss	$(146)	$(132)	(10.6)

Revenues from Services

The decline in revenues from services is due to the fact that we had approximately 7% fewer operating offices and the average revenue generated by those offices was approximately 5% less than in the twenty-six weeks ended June 29, 2001.  The number of offices declined to 753 at June 28, 2002 from 812 locations at June 29, 2001, a net decrease of 59 dispatch offices.

Cost of Services

The decrease in cost of services is largely due to the decline in revenue, partially offset by an increase in workers compensation costs of 1.5% of revenue.  Cost of services was 71.3% of revenue for the twenty-six weeks ended June 28, 2002 compared to 70.2% of revenue for the same period in 2001, an increase of 1.1% of revenue.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative (“SG&A”) expenses is largely commensurate with the decrease in number of dispatch offices and it was positively impacted by the cost reductions discussed below.

SG&A expenses were 27.4% of revenues for the first half of 2002 as compared to 29.0% of revenues in the first half of 2001. A significant portion of our savings has been in salaries and wages, along with reductions in bad debt expense and advertising costs. Salaries and wages were down approximately 14.5%, or $9 million year-to-date, as compared to the same period a year ago. At the end of the second quarter we had 2,764 employees as compared to 3,170 a year earlier. As a percent of revenue, bad debt expense was 1.3% for the first half of the year, as compared to 2% a year ago, representing a $3.9 million reduction.  During the past year, we have refocused our advertising and marketing efforts into more direct sales.  This shift in focus has reduced advertising expense by $3.6 million, or 45%, as compared to the same period a year ago. We expect that SG&A expenses as a percentage of revenues may fluctuate in future periods as we may adjust our staffing at the dispatch offices as well as our operating and administrative capabilities.

Depreciation and Amortization

The increase in depreciation and amortization expense is largely the result of a one-time adjustment for a change in the estimated useful lives of certain assets.

Interest and Other Income (Expense), Net

The increase in net interest and other expense was the result of the decrease in other income.  There were no significant gains or losses on sales of assets during the twenty six week period ended June 28, 2002 while we had a gain on the sale of a building of $.8 million for the twenty-six week period ended June 29, 2001.

Tax Benefit on Loss

The increase in the tax benefit for the current period is commensurate with the increase in loss from operations on a year over year basis.  Our effective tax rate was 39.2% in the first two quarters of 2002 as compared to 38.2% for the same period in 2001.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and the valuation allowance as discussed below.

We had a net deferred tax asset of approximately $23.1 million at June 28, 2002, resulting primarily from workers' compensation deposits, credits and reserves.  Due to the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against this net deferred tax asset which was $2.2 million as of June 28, 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.6 million for the twenty-six week period ended June 28, 2002 compared to $14.0 million for the same period ended June 29, 2001.  Improved collection efforts first implemented in the twenty-six week period ended June 29, 2001 resulted in increased cash inflows for that period.  Those improved collection efforts have remained in place since that time and, therefore, no similar benefit was realized in the twenty-six week period ended June 28, 2002. This decrease was partially offset by the increase in our workers’ compensation reserve. We typically pay our temporary workers on a daily basis, and collect from our customers on a monthly basis.  Consequently, from time to time we may experience negative cash flow from operations and investment activities.

We used net cash in investing activities of $16.5 million in the first half of 2002, compared to $5.0 million in the first half of 2001.  The increase in cash used in investing activities in 2002 as compared to 2001 is due primarily to the increase in restricted cash (which was partially offset by a decrease in capital expenditures during the period), which was necessitated by the unavailability of eligible accounts receivable.  At June 28, 2002 and December 31, 2001, we had $19.5 million and $18.4 million, respectively, of restricted cash securing our obligations in connection with workers’ compensation programs and $27.0 million and $15.0 million, respectively, cross collateralizing our Accounts Receivable Facility.  As discussed below, this increase is due to higher collateralization requirements imposed by our insurance carriers and certain state workers’ compensation programs.  We expect that these amounts will continue to increase in 2002.

Net cash provided by (used in) financing activities was $63.9 million for the period ended June 28, 2002 and ($10.4) million for the period ended June 29, 2001.  The increase in cash provided by financing activities in 2002 as compared to cash used in financing activities in 2001 is largely the result of proceeds received from the issuance of the Notes as well as the decrease in payments on long-term debt and a reduction of share repurchases in connection with our stock repurchase program.

In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility (the "Accounts Receivable Facility") with certain unaffiliated financial institutions that expires in February of 2006.  The Accounts Receivable Facility provides loan advances through the sale of substantially all of our eligible domestic accounts receivable to a wholly owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility includes a corporate guarantee by us and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain earnings and net worth levels and a certain ratio of earnings to fixed charges.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $100 million, up to $80 million of which may be used to obtain letters of credit.  The amounts we may borrow (borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable, from time-to-time, supplemented by pledge and restricted cash.

At June 28, 2002, we had a total available borrowing capacity of $87.2 million under the Accounts Receivable Facility comprised of $61.5 million of eligible accounts receivable available in our calculated borrowing base and $25.7 million of restricted cash, representing the eligible portion of our $27.0 million total restricted cash.  Of this $87.2 million available, we had committed $68.8 million for letters of credit to our insurance carriers, leaving $18.4 million available for future borrowing or issuing letters of credit.  We expect to provide an additional $5.0 million in letters of credit by the end of 2002.  We are currently in compliance with all covenants related to the Accounts Receivable Facility.

In January 2002 we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of July 31, 2002 the available borrowing amount was $9.7 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under the Revolving Credit Facility will be reduced by $125,000 each quarter through January of 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building.  The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility which obligates us, among other things, to maintain certain earnings and net worth levels and a certain ratio of earnings to fixed expenses. We currently do not have any outstanding borrowings on the Revolving Credit Facility and are in compliance with all covenants.

We provide workers’ compensation insurance to our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as non-monopolistic states), we have purchased high deductible insurance policies from independent, third-party carriers, which results in our being substantially self-insured.  Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a set deductible.  We have also historically maintained “aggregate stop loss” insurance coverage that would allow us to recover from an insurer if the aggregate amount of deductible payments incurred by us in a given year exceeded a dollar threshold.  In order to manage our overall insurance costs under our policy covering the 2002 plan year, we have significantly increased our per occurrence insurance deductible and dropped our aggregate stop loss coverage. Should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are paid by the insurance carrier.

We establish a reserve for the deductible portion of our workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation liability with irrevocable letters of credit or surety bonds.  Our insurance carriers annually assess the amount of collateralization they will require from us related to the workers' compensation liability for which they are responsible.  Such amounts can increase or decrease independent of our assessments and reserves.  At June 28, 2002, we had provided our insurance carriers and certain states with letters of credit totaling $68.8 million and $43.2 million of surety bonds compared to $54.9 million and $43.2 million respectively, at December 31, 2001.  The letters of credit bear fluctuating fees which were approximately .78% of the principal amount of the letters of credit as of June 28, 2002.

Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each surety carrier but does not exceed 2% of the bond amount.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.  We have received notice from certain providers of our surety bonds who have indicated that, due to current conditions in insurance markets, they intend to cancel these bonds unless we provide them with additional collateral.  As the availability of these bonds declines, we will likely be required to replace them with letters of credit or similar obligations for which we would likely be required to pledge cash or other collateral.

Subsequent to quarter end, we increased our letters of credit by $6.0 million and decreased our surety bonds by $9.0 million resulting in a total collateral decrease of $3.0 million.  We expect to provide an additional $5.0 million of letters of credit by the end of 2002.

Our workers' compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims.  Although the estimated claims are expensed as incurred, the claims payments are made over a period of several years.  Collateral for our workers' compensation program is posted with various state workers' compensation programs and insurance carriers based upon our reserves.  Due to the timing difference between the recognition of expense and claim payments as described above, both our reserves and our collateral obligations will continue to grow.  Additionally, but to a lesser extent, our collateral is being impacted by the fact that some of our insurers have not made timely release of collateral which was posted in connection with claims which have subsequently been paid.

In June 2002, the Company issues 6.25% Convertible Subordinated Notes due 2007 (the "Notes") in the aggregate principal amount of $65 million.  Subsequent to June 28, 2002, the initial purchasers exercised their over-allotment option and purchased an additional $5 million in aggregate principal amount of Notes.  Interest is payable on the Notes on June 15 and December 15 of each year, beginning December 15, 2002.  Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, the Company may redeem some or all of the Notes at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period.

We have used $1.7 million and intend to additionally use $5.0 million of the proceeds of the Notes to collateralize a portion of our outstanding workers’ compensation obligations that are currently secured by surety bonds.  If deemed necessary or appropriate based on future events, we may use up to an additional $28.8 million of these proceeds to further collateralize such obligations.  The balance of the proceeds is available for working capital and general corporate purposes.

Included in cash and cash equivalents at June 28, 2002 is cash held within dispatch office CDMs for payment of temporary payrolls in the amount of approximately $16.8 million as compared to $17.9 million at June 29, 2001.

Our capital expenditures for the years ended December 31, 2001, 2000 and 1999 were, $6.5 million, $18.4 million and $12.4 million, respectively.   For the twenty-six weeks ended June 28, 2002, our capital expenditures totaled $1.4 million and, for the remainder of 2002, we anticipate that our capital expenditures will approximate $1.1 million.

The following table represents a summary of outstanding debt related to our credit facilities, the Notes and our capital leases as of June 28, 2002 and December 31, 2002.

	Outstanding debt as of
	June 28, 2002	December 31, 2001
	(Amounts in Thousands)
Accounts receivable line of credit	$—	$—
Revolving credit facility	—	—
Convertible Subordinated Notes	65,000
Capital leases	6,657	6,843
Total	$71,657	$6,843

We will be required to make interest-only payments on the Notes on June 15 and December 15 of each year, beginning December 15, 2002 at a rate of 6.25%.  The entire principal of the Notes is due in June 2007.

Item 3.                    Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At June 28, 2002, our purchased investments had maturities of less than 90 days.  As such, an increase in interest rates immediately and uniformly by 10% from levels at June 28, 2002 would not have a material effect upon our cash and cash equivalent balances.

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

Risk Factors:  Issues and Uncertainties

Investing in our securities involves a high degree of risk.  The following risk factors, issues and uncertainties should be considered in evaluating our future prospects.  In particular, keep these risk factors in mind when you read “forward–looking” statements elsewhere in this report.  Forward-looking statements relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward–looking statements. Forward–looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward–looking statements.  Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

Competition for customers in our industry is intense, and if we are not able to effectively compete, our financial results could be harmed and the price of our securities could decline.

The short-term, light industrial niche of the temporary services industry is highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly for provision of light industrial personnel, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately fully offset increased costs of doing business, including increased labor costs and increased costs for workers’ compensation insurance. As a result of these forces, we have in the past faced pressure on our operating margins. This margin pressure has been particularly severe during the past three quarters and we expect it to remain severe throughout the balance of 2002. We cannot assure you that we will not continue to face pressures on our margins. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

We have recently experienced a decline in revenues and profits, and this trend may continue, which could cause the price of our securities to decline.

Our revenues were $917.0 million in 2001 compared to $976.6 million in 2000. The decline in revenues in 2001 was primarily due to our consolidation of dispatch offices and a decrease in average revenues per dispatch office during the recent economic downturn. Our net income has also decreased in each of 2001 and 2000 compared to the levels realized in 1999 due to the recent economic downturn. We cannot assure you that these declining revenues and net income trends will not continue or that our revenues and profits will not continue to be adversely affected by unfavorable economic conditions. Any continuation of these trends could cause the price of our securities to decline.

If we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our financial condition or results of operations may suffer.

We are required to pay workers’ compensation benefits for our temporary workers and regular employees. We have seen a tightening insurance market that has resulted in significantly increased insurance costs and higher deductibles, including workers’ compensation insurance. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a set deductible. We have also historically maintained “aggregate stop loss” insurance coverage that would allow us to recover from an insurer if the aggregate amount of deductible payments incurred by us in a given year exceeded a dollar threshold. In order to manage our overall insurance costs under our policy covering the 2002 plan year, we have significantly increased our per occurrence insurance deductible and dropped our aggregate stop loss coverage, which means there is no aggregate limit to our potential liability other than on a per occurrence basis. In addition, while we have renewed our workers’ compensation insurance for 2002, we cannot be certain that this insurance will always be available or will be available with reasonable terms at a reasonable cost.

We expect that the amount of collateral that we are required to post to support our workers’ compensation obligations will increase, which will reduce the capital we have available to grow and support our operations.

We are required to maintain commitments such as standby letters of credit and surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. Historically, we have been required to pledge cash or other assets in order to obtain standby letters of credit. However, we have also been able to obtain surety bonds while posting no or very little collateral. The amounts and costs of our surety bonds are subject to annual review and renewal, and they generally can be cancelled by the issuer with 60 days notice. We have received notice from certain providers of our surety bonds that they intend to cancel these bonds unless we provide them with additional collateral. As the availability of these bonds declines, we will likely be required to replace them with letters of credit or similar commitments, for which we also would likely be required to pledge cash or other collateral. We sometimes face difficulties in recovering our collateral from insurers, particularly where those insurers were themselves in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

Our reserves for workers’ compensation claims, allowance for doubtful accounts, and other expenses may be inadequate, and we may incur additional charges if the actual costs of these claims exceed the amounts estimated.

We maintain a reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. This reserve, which reflects potential liabilities that span several years, is discounted for net present value using a discount rate of 6%. We evaluate the accrual rates for our reserves regularly throughout the year and make adjustments as needed. If the actual cost of such claims and related expenses exceed the amounts estimated, or if the discount rate represents an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required. We cannot assure you that our reserves for workers’ compensation claims, allowance for doubtful accounts, and other expenses are adequate. We may incur additional charges if the actual costs of these claims exceed the amounts estimated. We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s current best estimates and judgments of the scope and likelihood of these liabilities. If the actual outcome of these matters is less favorable than expected, an adjustment would be charged to income in the period the estimate changes.

Determinations that we have misclassified the jobs performed by our workers for workers’ compensation insurance purposes, even if the misclassifications are inadvertent, could result in us owing penalties to government regulators or having to increase our workers’ compensation reserves.

In three states, Canada and Puerto Rico, we pay workers’ compensation insurance premiums directly to the government in amounts based in part on the classification of jobs performed by our workers. From time to time, we are subject to audits by various state regulators regarding our classifications of jobs performed by our workers. An audit conducted by the Washington Department of Labor and Industries resulted in assessments of $734,000 for 1998, and the Department has subsequently assessed $235,000 for the first quarter of 1999 and $257,000 for the second quarter of 1999. While our actual claims experience has to date indicated that we in fact over–paid (as opposed to underpaid) workers’ compensation premiums in Washington for the periods in question, we cannot assure you that we will not be subject to additional inquiries, or that additional deficiencies and/or penalties will not be assessed. In addition, the classification of jobs performed by our workers is one of many factors taken into account by our actuaries in helping us determine the adequacy of our financial reserves for our workers’ compensation exposure. To date, our third–party actuaries have not challenged or raised any material objections to our job classifications and our historical claims experience has indicated that our reserves are appropriate to cover our potential exposure in this area. Nevertheless, if it is determined that we have materially misclassified a number of our workers, we could be required to increase our financial reserves for our workers’ compensation liability, which could harm our results of operations and could cause the price of our securities to decline.

Some insurance companies with which we have previously done business are in financial distress. If our insurers do not fulfill their obligations, we could experience significant losses.

We have purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company provides coverage for occurrences in 2001 and the current year and, prior to 2001, Legion Insurance Company and Reliance Insurance Company provided coverage to us. Many insurance carriers are experiencing unfavorable claims experience and loss of their own reinsurance coverage. As a result, many of these carriers are in substantially weakened financial condition, including Legion and Reliance. To the extent that we experience claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may be forced to satisfy a portion of those claims directly; this in turn could harm our financial condition or results of operations. In addition, our insurance policies must be reviewed annually, and we cannot guarantee that we will be able to successfully renew such policies for the coming year or any year thereafter.

Our credit facilities require that we meet certain levels of financial performance. In the event we fail either to meet these requirements or have them waived, we may be subject to penalties and we could be forced to seek additional financing.

Our credit facilities contain strict financial covenants. Among other things, these covenants require us to maintain certain earnings and net worth levels and a certain ratio of earnings to fixed expenses. In the past we have negotiated amendments to these covenants to ensure our continued compliance with their restrictions. We cannot assure you that our lender would consent to such amendments on commercially reasonable terms in the future if we once again required such relief. In the event that we do not comply with the covenants and the lender does not consent to such non-compliance, we will be in default of our agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances. Moreover, the indenture governing our Notes and a number of our smaller loan arrangements contain cross–default provisions, which accelerate our indebtedness under these arrangements in the event we default under our credit facilities. Accordingly, in the event of a default under our credit facilities, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

A significant portion of our revenues is derived from operations in a limited number of markets. Recessions in these markets have harmed and could continue to harm our operations.

A significant portion of our revenues is derived from our operations in a limited number of states. Revenues generated from operations in California, Texas and Florida, in the aggregate, accounted for approximately 32.4% and 35.2% of our overall revenues in 2000 and 2001, respectively. According to numerous published reports, the California economy has been particularly hard-hit by the most recent economic recession. California is our largest market and continued economic weakness in this region or our other key markets could harm our business.

Any significant economic downturn could result in our clients using fewer temporary employees, which could harm our business.

During 2001, the slowdown in the U.S. economy significantly impacted the light industrial labor markets, which in turn reduced our revenues significantly. Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. As a result, any significant economic downturn could harm our business, financial condition or results of operations.

Labor unions have attempted to harm our business.

A department of one of the largest labor unions in the country has been engaged in an ongoing campaign to disrupt our business. This union has backed legislation designed to adversely impact our business, coordinated legal actions directed at our activities and engaged in a public relations campaign to discredit members of our management team and influence our customers. This union has repeatedly issued press releases that contain false and misleading statements, including claims that we inappropriately account for our workers’ compensation obligations and that our public reporting is not otherwise in compliance with SEC requirements. We cannot assure you that this union’s activities will not harm our business or the price of our securities.

Our business would suffer if we could not attract enough temporary workers.

We compete with other temporary personnel companies to meet our customer needs and we must continually attract reliable temporary workers to fill positions. We have in the past experienced short–term worker shortages and we may continue to experience such shortages in the future. If we are unable to find other temporary workers to fulfill the needs of our customers over a long period of time, we could lose customers and our business could suffer.

We may be exposed to employment–related claims and costs that could harm our business, financial condition or results of operations.

We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity and other claims. From time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these regulations. We have in the past been found, and may in the future be found, to have violated regulations or other regulatory requirements applicable to our operations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may give rise to litigation, which could be time-consuming for our management team and costly and could harm our business. We cannot assure you that we will not experience these problems in the future or that our insurance will be sufficient in amount or scope to cover any of these types of liabilities.

Our dismissal of Arthur Andersen LLP together with Andersen’s uncertain future could impair our ability to make timely SEC filings.

Arthur Andersen LLP served as our independent auditor from 1997 until May 3, 2002, when our board of directors dismissed Andersen due to recent events that have cast doubt on Andersen’s future. As a result of our termination of Andersen, we have retained the accounting firm of PricewaterhouseCoopers LLP to serve as our new independent accountants. We have a limited history with PricewaterhouseCoopers and cannot guarantee that our new independent accountants can adequately fulfill our needs in connection with the preparation of our audit. Moreover, the SEC has said that it will only continue accepting financial statements audited by Andersen so long as Andersen is able to make certain representations to its clients. We have been informed by Andersen that our former engagement partner and the other members of our audit team are no longer employed by Andersen. As a result, Andersen has indicated that it is no longer willing to provide us with representations relating to our historical financial statements for the year ending on December 31, 2001 and prior years. We cannot predict the impact of Andersen’s failure to make the required representations and cannot assure you that our ability to make timely SEC filings will not be impaired. Furthermore, relief that may be available to investors under the federal securities laws against auditing firms may not be available as a practical matter against Andersen in the event that Andersen fails, does not otherwise continue in business or seeks protection from creditors.

The cost of compliance with government regulations is significant and could harm our operating results.

We incur significant costs to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers’ compensation and unemployment insurance. We cannot assure you that we will be able to increase fees charged to our customers to offset increased costs relating to these laws and regulations. If we incur additional costs to comply with these regulations and we are not able to increase the rates we charge our customers to fully cover any such increase, our margins and operating results will be harmed.

We are continually subject to the risk of new regulation, which could harm our business.

In 2001 and 2002, a number of bills were introduced in Congress and various state legislatures - which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary workers receive the same pay and benefits as our customers’ regular employees, prohibition on fees charged in connection with our CDMs and a requirement that our customers provide workers’ compensation insurance for our temporary workers. We take a very active role and incur expense in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of these bills will not be enacted, in which event demand for our service may suffer.

Organized labor has sought to enact legislation in the State of California, our largest market. For example, legislation has been introduced into the California state legislature that would modify the current rules governing workers’ compensation insurance in that state. Although the exact impact of this legislation on our business is unclear, the successful implementation of this or other similar legislation in California or our other large markets could significantly increase our costs of doing business or decrease the value of our services to our customers. Either result could harm our results of operations.

Our business depends extensively on recruiting and retaining qualified dispatch office managers. If we are not able to attract a sufficient number of qualified dispatch office managers, our future growth and financial performance may suffer.

We rely heavily on the performance and productivity of our dispatch office managers, who manage the operation of the dispatch offices, including recruitment and daily dispatch of temporary workers, marketing and providing quality customer service. We have historically experienced a high degree of turnover among our branch managers. As a result, we must continue to recruit a sufficient number of managers to staff new offices and to replace managers lost through attrition or termination. Our future growth and financial performance depend on our ability to hire, train and retain qualified managers from a limited pool of qualified candidates who frequently have no prior experience in the temporary employment industry.

We have recently experienced significant management turnover. The loss of any of our key personnel could harm our business.

In 2000 and 2001, we experienced significant turnover in our executive officers, including a Chief Executive Officer in each of those two years. We must successfully integrate all new management and other key positions within our organization in order to achieve our operating objectives. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense and in the event we experience further turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. Even if we are successful, turnover in key management positions will temporarily harm our financial performance and results of operations as new management becomes familiar with our business. We do not maintain key person life insurance on any of our executive officers.

We are subject to a number of challenges and uncertainties that could limit our ability to grow our business.

We intend to grow our business through improvement of our average sales per dispatch office, expansion of our share of the market niche in which we compete, development of new service lines and expansion of our operations abroad, all of which are subject to uncertainties. Our ability to grow is dependent upon such factors as our ability to attract and retain sufficient qualified management personnel to manage multiple and individual dispatch offices, the availability of sufficient temporary workers to meet customer needs, our ability to deal with increasing workers’ compensation costs, effective collection of accounts receivable and availability of working capital.

Our operations expose us to the risk of litigation, which we try to manage but could lead to significant potential liability.

From time to time we are party to litigation in the ordinary course of our business. Moreover, certain labor unions have coordinated legal actions directed at us designed to further their own interests. The claimants in two current proceedings have aggregated claims as class actions. The costs of defense and the risk of loss in connection with class action suits are incrementally greater than in standard commercial litigation. We cannot assure you that such litigation will not disrupt our business or impact our financial results, due to the costs of defending against such litigation, any judgments that may be awarded against us and the loss of significant management time devoted to such litigation.

Establishment and expansion of our international operations will burden our resources and may fail to generate a substantial increase in sales.

As of June 28, 2002, we had 35 dispatch offices in the United Kingdom, 31 in Canada and four in Puerto Rico. We currently anticipate opening additional dispatch offices in the United Kingdom in 2003. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:

•           substantially increased costs of operations;

•              temporary diversion of existing management resources;

•              establishment of an efficient and self-reliant local infrastructure;

•              ability to deal effectively with local labor organizations and trade unions;

•              ability to attract, hire and train qualified local sales and administrative personnel;

•              compliance with additional local regulatory requirements;

•              fluctuations in the value of foreign currencies;

•              longer payment cycles;

•              expansion of our information and control systems to manage expanded global operations; and

•              the additional expense and risks inherent in operations in geographically and culturally diverse locations.

We cannot assure you that we will effectively deal with the challenges of expanding our foreign operations and our attempts to do so could harm our financial performance or results of operations.

We have significant working capital requirements.

We require significant working capital in order to operate our business.  While our cash flow was positive in 2001, we have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.  We invest significant cash into the opening and operations of new dispatch offices until they begin to generate revenue sufficient to cover their operating costs.  We also pay our temporary personnel on a daily basis and bill our customers on a weekly basis.  As a result, we must maintain cash reserves to pay our temporary personnel prior to receiving payment from our customers.  In addition, we are required to pledge amounts to secure letters of credit that collateralize certain of our workers’ compensation obligations, and these amounts may increase in future periods.  Any such increase in pledged amounts would decrease amounts available for working capital purposes.  As a result of these factors, if our available cash balances and borrowing base under our existing credit facilities do not grow commensurate with the growth in our working capital requirements, we would explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

Our information and computer processing systems are critical to the operations of our business and any failure could cause significant problems.

Our management information systems, located at our headquarters, are essential for data exchange and operational communications with dispatch offices throughout the country. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely hamper our business and could require that we commit significant additional capital and management resources to rectify the problem. We are currently undertaking a substantial upgrade to our software systems. If we experience unforeseen difficulties or delays in connection with this implementation our business and results of operations will be harmed.

Part II.   Other Information

Item 1.    Legal proceedings

From time to time we are party to litigation and other legal proceedings in the ordinary course of our business. Our Form 10-K for the year ended December 31, 2001 describes certain material proceedings to which we are party. We intend to vigorously defend each of these proceedings, and we believe that none of these proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition or results of operations, although we can make no assurances in this regard. Following is an update concerning material litigation and other legal proceedings.

In February 2001, the Washington Department of Labor and Industries (“L&I”) conducted an audit of our workers compensation premiums for 1998. Upon conclusion of the audit, L&I issued an assessment against us for $498,000 claimed to be owing for 1998 premiums, plus $236,000 in interest and penalties. In April 2002, L&I issued an assessment for unpaid workers compensation premiums for the first quarter of 1999 in the amount of $151,000 plus $84,000 in interest and penalties. In July 2002, L&I issued an assessment for unpaid premiums for the second quarter of 1999 in the amount of $165,000 plus $92,000 in interest and penalties. We are pursuing an appeal of these assessments, and have also filed a complaint in Washington Superior Court, Thurston County, seeking declaratory and injunctive relief with respect to the 1999 assessments.

On March 25, 2002, the plaintiffs in the Yarbrough Litigation (hereafter referred to as the “Ramirez Litigation”) removed Allen Yarbrough as a plaintiff. On July 12, 2002, the court in the Ramirez Litigation certified classes of plaintiffs in connection with claims relating to waiting time, travel time and equipment charges for the period of February 1998 to present. The court declined to certify classes of plaintiffs in connection with claims relating to transportation expenses and unfair competition.

On June 25, 2002, the court in the Wilkerson Litigation certified a class of plaintiffs consisting of all workers who used Labor Ready’s optional cash dispensing machines (CDMs) from 1998 to present. The court declined to certify a class of plaintiffs in connection with claims relating to unfair competition.

On July 3, 2002, the Office of the Arizona Attorney General filed an action against Labor Ready in Arizona State Court, Pima County. The suit alleges that Labor Ready violated Arizona’s “check cashers” statute in connection with fees charged by Labor Ready for the use of its optional cash dispensing machines. The suit seeks an injunction prohibiting such fees, as well as restitution of the fees and civil penalties for each use of the CDMs since July, 2000. We do not believe the Attorney General’s position in this suit is valid; and we intend to vigorously defend this lawsuit.

On July 22, 2002, the plaintiffs in the Kindle Litigation sought to amend their complaint by dropping all allegations concerning transportation charges, equipment rental fees and hazardous chemicals exposure; by removing Levoyd William, Quinton McGee and Jimmy Stringer as plaintiffs; and by adding Gary Weems as a plaintiff.

Item 2.    Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 28, 2002, we issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

On June 19, 2002, we issued $65.0 million principal amount of convertible subordinated notes (“Notes”) in a private placement to Lehman Brothers, Wells Fargo Securities, LLC and Gerard Klauer Mattison, as the Initial Purchasers.  Subsequent to the quarter-end, on July 17, 2002, we issued an additional $5.0 million principal amount of Notes to the Initial Purchasers upon exercise of their over-allotment option.  The Initial Purchasers resold the Notes to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act.  We received proceeds of approximately $67 million from the sale of the Notes, net of the initial purchasers' discount of $2.2 million and estimated offering expenses.  The Notes mature on June 19, 2007 and are redeemable at our option on or after June 20, 2005 if the price of our common stock exceeds specified levels.  In addition, the holders of the Notes may require us to repurchase the Notes if we undergo a change in control.

The offer and sale of the Notes to the Initial Purchasers was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act because of the nature of the purchasers and the circumstances of the offering.  The Notes were resold by the Initial Purchasers upon reliance on Rule 144A.  Each Initial Purchaser made representations to us that it was an "accredited investor," as defined in Rule 501 under the Securities Act, and as to its compliance with Rule 144A.  In addition, appropriate legends were affixed to the Notes issued in the transaction described above.

The Notes are convertible at any time through maturity into shares of our common stock at the rate of 137.741 shares per $1,000 principal amount of the Notes, subject to adjustment, for an aggregate of 9,641,870 shares (the "Shares"). The Notes and the Shares are subject to transfer restrictions; provided, that we have agreed to file a Registration Statement with the Securities and Exchange Commission to register the resale of the Notes and Shares.  Upon such registration, we will not receive any proceeds from the resale by the holders of the Notes and Shares.

Item 4. Submission of Matters to a Vote of Security Holders

(a) At the Annual Meeting of Shareholders held on June 19, 2002, the following proposals were adopted by the margins indicated:

(b) PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Robert J. Sullivan, Joseph P. Sambataro, Jr., Mark R. Beatty, Gates McKibbin, Thomas E. McChesney, Carl W. Schafer, and William W. Steele.  The seven director positions were filled based upon the seven receiving the most votes:

Nominees	For	Withheld
Robert J. Sullivan	38,405,253	143,663
Joseph P. Sambataro, Jr.	38,346,108	202,808
Mark R. Beatty	38,400,135	148,781
Gates McKibbin	38,395,855	153,061
Thomas E. McChesney	38,176,323	372,593
Carl W. Schafer	38,407,790	141,126
William W. Steele	38,411,715	137,201

(c) PROPOSAL 2: Shareholder Proposal On Non-Audit Services.  A proposal was submitted by the Amalgamated Bank LongView SmallCap 600 Fund to prohibit Labor Ready’s outside auditors from providing any non-audit services.  The results for voting on this proposal were as follows:

For	Against	Abstain	Non-Voted
8,617,117	20,673,388	385,127	8,873,284

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit 4.1  Indenture, between the Company and The Bank of New York, as Trustee, dated June 19, 2002

Exhibit 4.2  Amendment to Rights Plan and Confirmation of Appointment as Successor Rights Agent, dated June 13, 2002

Exhibit 4.3 Resale Registration Rights Agreement between the Company and the Initial Purchasers of the Notes, dated June 13, 2002

Exhibit 10.56  Consent of Wells Fargo, dated June 12, 2002

Exhibit 10.57  Fourth Amendment to Securitization Agreements, dated June 12, 2002

Exhibit 10.58  Second Amendment to Letter of Credit Agreements, dated June 12, 2002

Exhibit 10.59  First Amendment to Credit Agreement, dated July 31, 2002.

Exhibit 99.1 Certification of Chief Executive Officer

Exhibit 99.2 Certification of Chief Financial Officer

                (b)  Reports on Form 8-K

We filed a Current Report on Form 8-K on June 14, 2002 reporting under Item 5—Other Events, information regarding our press release dated June 14, 2002, which stated that we had completed the offering and pricing of $65 million aggregate principal amount of convertible subordinated notes due 2007.

We filed a Current Report on Form 8-K on June 6, 2002 reporting under Item 5—Other Events, information regarding our press release dated June 6, 2002, which stated that we announced our intention to issue convertible subordinated notes due 2007 and, under Item 9—Regulation FD Disclosure, certain risk factors contained in our confidential offering memorandum related to the offering of the convertible subordinated notes.

We filed a Current Report on Form 8-K on May 7, 2002 reporting under Item 4—Change in Registrant’s Certifying Accountant, information related to our dismissal of Arthur Andersen LLP as our independent auditor and the appointment of PricewaterhouseCoopers as our new independent auditor.

We filed a Current Report on Form 8-K on April 25, 2002 reporting under Item 5—Other Events and Regulation FD Disclosure, information relating to the exercise of options and certain related transactions by our Chief Executive Officer, Joseph P. Sambataro, Jr.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2002.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.
By: Joseph P. Sambataro, Jr., Chief Executive
Officer and President

/s/ Steven C. Cooper
By: Steven C. Cooper, Chief Financial Officer
and Executive Vice President