Form 10-Q
period 2002-09-27
LABOR READY INC
filed 2002-11-12
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14543

LABOR READY, INC.
(Exact name of Registrant as specified in its charter)

Washington	91-1287341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1015 A Street Tacoma, Washington 98402
(Address of principal executive offices, including zip code)

(253) 383-9101
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

As of November 5, 2002 the Registrant had 41,060,152 shares of Common Stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

(Unaudited)

ASSETS

	September 27, 2002	December 31, 2001

CURRENT ASSETS:
Cash and cash equivalents	$97,318	$48,865
Marketable securities	12,316	—
Accounts receivable	8,662	3,902
Accounts receivable pledged under securitization agreement	89,848	64,659
Allowance for doubtful accounts	(6,950)	(5,649)
Prepaid expenses, deposits and other	12,438	11,596
Income tax receivable	—	1,537
Deferred income taxes	12,813	9,031

Total current assets	226,445	133,941

PROPERTY AND EQUIPMENT:
Buildings and land	15,235	15,119
Computers and software	26,805	31,792
Cash dispensing machines	14,235	13,443
Furniture and equipment	1,629	1,639

	57,904	61,993
Less accumulated depreciation and amortization	25,106	25,099

Property and equipment, net	32,798	36,894

OTHER ASSETS:
Restricted cash and deposits	49,459	33,357
Deferred income taxes	14,700	9,189
Other assets	4,035	1,062

Total other assets	68,194	43,608

Total assets	$327,437	$214,443

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 27, 2002	December 31, 2001

CURRENT LIABILITIES:
Accounts payable	$19,474	$14,160
Accrued wages and benefits	12,671	11,899
Income tax payable	8,745	—
Current portion of workers’ compensation claims reserve	35,019	25,294
Current maturities of long-term debt	2,309	1,845

Total current liabilities	78,218	53,198

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	74,134	4,998
Workers’ compensation claims reserve	44,770	36,554

Total long-term liabilities	118,904	41,552

Total liabilities	197,122	94,750

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,050 and 40,602 shares issued and outstanding	52,495	50,665
Cumulative foreign currency translation adjustment	(10)	(467)
Retained earnings	77,830	69,495

Total shareholders’ equity	130,315	119,693

Total liabilities and shareholders’ equity	$327,437	$214,443

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Revenues from services	$250,899	$259,928	$640,107	$702,668

Cost of services	177,829	180,328	455,316	491,245
Gross profit	73,070	79,600	184,791	211,423

Selling, general and administrative expenses	56,144	64,903	162,773	193,266
Depreciation and amortization	2,183	2,004	6,974	6,200
Income from operations	14,743	12,693	15,044	11,957

Interest and other income (expense), net	(1,101)	(64)	(1,642)	540

Income before income taxes	13,642	12,629	13,402	12,497

Income tax	5,161	4,750	5,067	4,750

Net income	$8,481	$7,879	$8,335	$7,747

Basic net income per common share	$0.21	$0.19	$0.20	$0.19

Diluted net income per common share	$0.18	$0.19	$0.20	$0.19

Weighted average shares outstanding:

Basic	41,228	40,509	41,027	40,586
Diluted	51,474	40,786	41,773	40,676

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Net Income	$8,481	$7,879	$8,335	$7,747
Other Comprehensive Income
Foreign currency translation	(151)	(10)	457	(103)
Total Comprehensive Income	$8,330	$7,869	$8,792	$7,644

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirty-Nine Weeks Ended
	September 27, 2002	September 28, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,335	$7,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,262	6,200
Provision for doubtful accounts	8,049	13,144
Deferred income taxes	(9,293)	(2,987)
Other operating activities	879	152
Changes in operating assets and liabilities:
Accounts receivable	(36,697)	(19,546)
Workers’ compensation claims reserve	17,941	10,231
Other current assets	(966)	(941)
Other current liabilities	16,645	9,085

Net cash provided by operating activities	12,155	23,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(12,316)	—
Capital expenditures	(1,886)	(5,891)
Restricted cash and deposits and other	(16,352)	(84)

Net cash used in investing activities	(30,554)	(5,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee benefit plans	2,606	941
Purchase and retirement of common stock	(1,717)	(2,973)
Proceeds from issuance of convertible Notes	70,000	—
Payments for offering costs	(2,866)	—
Payments on debt	(1,577)	(7,986)

Net cash provided by (used in) financing activities	66,446	(10,018)
Effect of exchange rates on cash	406	61
Net increase in cash and cash equivalents	48,453	7,153
CASH AND CASH EQUIVALENTS, beginning of period	48,865	36,048

CASH AND CASH EQUIVALENTS, end of period	$97,318	$43,201

See accompanying notes to consolidated financial statements.

Item 1.    Notes to Consolidated Financial Statements

ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2001.  Certain amounts in the consolidated balance sheet at December 31, 2001 have been reclassified to conform to the 2002 presentation.  Operating results for the thirty-nine week period ended September 27, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Revenue recognition.  Revenue from the sale of services is recognized at the time the service is performed.  A portion of our income is derived from cash dispensing machine fees, which are immaterial for all periods presented.  Revenue attributable to sales involving coupons or other incentives are reversed in the period redeemed.

MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities, of its investments in debt and equity securities  (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations. The aggregate cost and fair values of our Marketable Securities was $12.3 million at September 27, 2002. At September 27, 2002, those securities were classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at September 27, 2002. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the quarter ended September 27, 2002, there were no sales of available-for-sale securities.

RESTRICTED CASH AND DEPOSITS

We have cash deposits with independent financial institutions for the purpose of securing our obligations in connection with our workers’ compensation program and for cross collateralization of our Accounts Receivable Facility.  These deposits may be released as workers’ compensation claims are paid or when the letters of credit are released.

At September 27, 2002 and December 31, 2001, we had $22.5 million and $18.4 million, respectively, of restricted cash and deposits securing our obligations in connection with workers’ compensation programs and  $27.0 million and $15.0 million, respectively, cross collateralizing our Accounts Receivable Facility.

LONG-TERM DEBT

During 2002, we issued 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) in the aggregate principal amount of $70.0 million.  Interest is payable on the Notes on June 15 and December 15 of each year, beginning December 15, 2002.  Holders may convert the Notes into shares of our common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, we may redeem some or all of the Notes at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period.

WORKERS’ COMPENSATION INSURANCE

	(Amounts in Thousands) Workers' Compensation Claims Reserve
	December 31, 2001	Self-Insurance Reserve Expenses (including discount)	Payments	September 27, 2002
Workers’ Compensation Claims Reserve	$61,848	$44,983	$(27,042)	$79,789

We provide workers’ compensation insurance to our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as non-monopolistic states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. However, should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount would be paid by the insurance carrier.

We establish a reserve for the deductible portion of our workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of September 27, 2002 and December 31, 2001 are workers’ compensation claims reserves in the amounts of  $79.8 million and $61.8 million, respectively.  The claims reserves were computed using a discount rate of 6.0%. The selection of this discount rate is based on returns on “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.

Workers’ compensation expense recorded as part of cost of services consists of four components:  self-insurance reserves, the related amortization of discount, monopolistic states premium and excess insurance premium.  Total workers’ compensation expense of $19.8 million and $16.5 million was recorded in the thirteen weeks ended September 27, 2002 and September 28, 2001, respectively. Total workers’ compensation expense of  $50.4 million and $44.5 million was recorded in the thirty-nine weeks ended September 27, 2002 and September 28, 2001, respectively.

For workers’ compensation claims originating in Washington, Ohio, West Virginia, North Dakota, Canada and Puerto Rico (the “monopolistic states”) we pay workers’ compensation insurance premiums and obtain “dollar one” coverage under government-administered programs.  The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and our previous claims experience. For work related claims originating in the United Kingdom, which exceed amounts covered by governmental medical insurance programs, we have purchased an employers’ liability insurance policy that carries an aggregate 25 million British Pound limit.

COMMITMENTS AND CONTINGENCIES

Accounts Receivable Facility

In March 2001, we entered into a line of credit facility and accounts receivable securitization facility (the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006.  The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to a wholly owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility is guaranteed by the Company and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $100 million, up to $80 million of which may be used to obtain letters of credit.  The amounts we may borrow (borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash.

At September 27, 2002, we had a total available borrowing capacity of $97.2 million under the Accounts Receivable Facility comprised of $71.5 million of accounts receivable and $25.7 of restricted cash. The $71.5 million represents the eligible portion of our total $89.8 million of securitized accounts receivable and the $25.7 million represents the eligible portion of the $27 million of restricted cash cross collateralizing the Accounts Receivable Facility.  Of the $97.2 million of borrowing capacity available, we had committed $74.9 million for letters of credit to our insurance carriers, leaving $22.3 million available for future borrowing or letters of credit.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, restricted cash, or surety bonds.  At September 27, 2002, we had provided our insurance carriers and certain states with surety bonds totaling $35.2 million, of which $29.2 million was unsecured, letters of credit totaling $74.9 million and restricted cash and deposits totaling $22.5 million. This compares to $43.2 million of surety bonds, $54.9 million in letters of credit and $18.4 of restricted cash and deposits at December 31, 2001.  We expect to provide an additional $5.0 million in letters of credit by the end of 2002.

We have received notice from certain providers of our surety bonds who have indicated that, due to current conditions in insurance markets, they intend to cancel these bonds unless we provide them with additional collateral. For example, we have recently received notice from one such surety that it intends to cancel a $10.0 million bond on November 12, 2002.  We may be required to substitute an alternative form of collateral such as letters of credit or restricted cash. If deemed necessary or appropriate based on future events, we may use an additional $19.2 million of the proceeds from the Notes to secure the remaining unsecured portion of our workers’ compensation obligations.

The letters of credit bear annual fluctuating fees, which were approximately .79% of the principal amount of the letters of credit as of September 27, 2002. The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

Legal Contingencies

From time to time we are the subject of routine compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. We are also subject to legal proceedings in the ordinary course of our operations from time to time. In accordance with accounting principles generally accepted in the United States, we have established reserves for contingent legal and regulatory liabilities, based on management’s current best estimates and judgments of the scope and likelihood of such liabilities. We intend to vigorously defend each of these proceedings, and we believe that none of these proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition or results of operations beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On July 19, 2000, Dale Kindle and Levoyd Williams filed an action in Georgia State Court, Fulton County. The suit was later amended, adding plaintiffs Quinton McGee and Jimmy T. Stringer (the “Kindle Litigation”). On August 17, 2000, Curtis Adkins filed an action in West Virginia State Court, Kanawha County, later removed to the United States District Court for the Southern District of West Virginia (the “Adkins Litigation”). On October 3, 2000, Willie Wilkerson, Marco Medina and Arthur Demarchis filed an action in California State Court, Santa Clara County (the “Wilkerson Litigation”), and Anthony Flynn, Robert Hampton and Eugene Tonissen filed an action in New York State Court, Kings County (the “Flynn Litigation”). On February 14, 2001, Allen Yarbrough, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County (the “Ramirez Litigation”).

The Kindle, Wilkerson and Flynn Litigation allege violations of state law in connection with the fees charged by us for voluntary use of the CDMs. The Kindle Litigation also alleged violations of state law in allegedly charging workers transportation and equipment rental fees and in purportedly failing to obtain consent of workers to exposure to hazardous chemicals. The Adkins Litigation and Yarbrough Litigation alleged violation of federal or state wage and hour laws for failing to pay workers for all hours worked. In each case, the plaintiffs are present or former workers for us and are seeking unspecified damages and certification of a class of workers. Except for the Adkins Litigation, the actions also request injunctive relief.

On September 28, 2001 the court in the Adkins Litigation dismissed the case on the grounds that the plaintiff had waived any right to seek judicial relief or a class action by agreeing to arbitrate all disputes with us. The plaintiff filed an appeal of that dismissal with the Fourth Circuit Court of Appeals. On August 30, 2002, the Fourth Circuit upheld the District Court’s dismissal of the case, holding that the arbitration agreement between Labor Ready and its temporary workers is enforceable. The plaintiff did not appeal further and the case has been concluded.

On March 25, 2002, the plaintiffs in the Ramirez Litigation removed Allen Yarbrough as a plaintiff. On July 12, 2002, the court certified classes of plaintiffs in connection with claims relating to waiting time, travel time and equipment charges for the period of February 1998 to present. The court declined to certify classes of plaintiffs in connection with claims relating to transportation expenses and unfair competition.

On June 25, 2002, the court in the Wilkerson Litigation certified a class of plaintiffs consisting of all workers who used Labor Ready’s optional cash dispensing machines (CDMs) from 1998 to present. The court declined to certify a class of plaintiffs in connection with claims relating to unfair competition.

On July 22, 2002, the plaintiffs in the Kindle Litigation amended their complaint by dropping all allegations concerning transportation charges, equipment rental fees and hazardous chemicals exposure; by removing Levoyd William, Quinton McGee and Jimmy Stringer as plaintiffs; and by adding Gary Weems as a plaintiff.

In February 2001, the Washington Department of Labor and Industries (“L&I”) issued an assessment against us for $498,000 claimed to be owing for workers’ compensation premiums for 1998, as well as $236,000 in interest and penalties. In April 2002, L&I issued a similar assessment for the first quarter of 1999 in the total amount of $236,000. In July 2002, L&I issued a similar assessment for the second quarter of 1999 in the total amount of $257,000. We disputed the assessments and appealed. The dispute was settled in September 2002. Under the terms of the settlement agreement, L&I will deduct $139,000 from a refund owed to us under the state’s retroactive rating program. L&I has withdrawn all remaining claims and agreed there will be no further audits or assessments for any periods through June 30, 2002.

On July 3, 2002, the Office of the Arizona Attorney General filed an action against us in Arizona State Court, Pima County. The suit alleges that we violated Arizona’s “check cashers” statute in connection with fees we charge for the use of our optional cash dispensing machines. The suit seeks an injunction prohibiting such fees, as well as restitution of the fees and civil penalties for each use of the CDMs since July, 2000.

On July 29, 2002, Marisol Balandran and 55 other plaintiffs, on behalf of themselves and others similarly situated, filed an action against us and one of our customers in California State Court, Los Angeles County.  The plaintiffs seek to recover damages and attorneys fees based on allegations that they were subjected to discrimination in dispatch to jobs on the basis of their female gender, throughout a period from September 2001 through January 2002.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing adjusted net income by the weighted average number of common shares and common share equivalents outstanding during the period.  Common share equivalents include the dilutive effects of outstanding options and the conversion features of the Notes, except where their inclusion would be anti-dilutive.  For the thirteen weeks ended September 27, 2002 we had 2,008 anti-dilutive options.  There were no anti-dilutive shares associated with the Notes for the thirteen weeks ended September 27, 2002. For the thirty-nine weeks ended September 27, 2002 we had 2,008 anti-dilutive options.  There were 3,673 anti-dilutive shares associated with the Notes for the thirty-nine weeks ended September 27, 2002.

	Thirteen Weeks Ended
	September 27, 2002	September 28, 2001

Net income	$8,481	$7,879

Adjustments:

Interest on Notes	1,091.00
Amortization of costs for Notes issuance	140.00

Tax Impact	(431)	.00
Total Adjustments	800.00

Adjusted net income	$9,281	$7,879

	Common Shares and Common Share Equivalents
Weighted average number of common shares used in basic EPS	41,228	40,509

Effect of dilutive securities:

Stock options	719	277
Convertible notes	9,527	0

Weighted average number of common shares and common share equivalents used in diluted EPS	51,474	40,786

	Thirty-Nine Weeks Ended
	September 27, 2002	September 28, 2001

Net income and adjusted net income	$8,335	$7,747

	Common Shares and Common Share Equivalents
Weighted average number of common shares used in basic EPS	41,027	40,586

Effect of dilutive securities:

Stock options	746	90
Convertible notes	0	0

Weighted average number of common shares and common share equivalents used in diluted EPS	41,773	40,676

SUPPLEMENTAL CASH FLOW INFORMATION

	Thirty-Nine Weeks Ended
	September 27, 2002	September 28, 2001
	(Amounts in Thousands)
Cash paid during the period for:	$835	$1,255
Interest

Income taxes	$3,304	$3,392

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$1,177	$—

Contribution of common stock to 401(k) plan	$277	$284

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

Overview

Labor Ready is a provider of temporary manual labor.  Our customers are businesses in the freight handling, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale, sanitation and printing industries. We have dispatch offices in markets throughout the United States, Canada, United Kingdom and Puerto Rico.  Our annual revenues were $917.0 million in 2001, and were $640.1 million and $702.7 million for the thirty-nine weeks ended September 27, 2002 and September 28, 2001, respectively.

We had 749 operating branch offices as of September 27, 2002 after opening 3 branch offices and closing 7 during the quarter.  During the balance of 2002, we do not expect any material change in the number of branches that we operate.  We are focused on increasing the revenues and profitability of each dispatch office through the implementation of measures designed to improve customer satisfaction, marketing effectiveness and retention and training of our dispatch office staff. We have also actively sought to reduce expenses at the branch level and actively monitor under-performing offices.

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

We have cash dispensing machines (CDMs) in most of our dispatch offices that enable us to provide our workers with the choice of being paid each day in cash.  For those who choose to receive cash, the CDM dispenses their net pay less the change and a $1 transaction fee for use of the CDM.  Revenues from services, as stated on our statements of income, include revenues earned on services provided by our temporary workers as well as those fees generated by our CDMs.  Revenues from the CDMs are not material and are substantially offset by the direct and indirect costs of the CDM program which include depreciation, taxes, cash delivery and servicing, maintenance, supplies, insurance, back office salaries and overhead. CDMs from closed branch offices are securely stored for subsequent use in newly opened offices or to replace damaged or worn-out machines.  The acquisition cost of each CDM used in the United States was approximately $15,000 while the acquisition cost of the CDMs used in the United Kingdom and Canada was approximately $30,000 per machine.

Summary of Critical Accounting Policies.  Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to workers’ compensation claims, bad debts, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Thirteen Weeks Ended September 27, 2002 Compared to Thirteen Weeks Ended September 28, 2001

The following table compares the operating results for the thirteen weeks ended September 27, 2002 and September 28, 2001 (in thousands):

	Thirteen Weeks Ended
	September 27, 2002	September 28, 2001	Percent Change
Revenues from services	$250,899	$259,928	(3.5)
Cost of services	177,829	180,328	(1.4)
Selling, general and administrative expenses	56,144	64,903	(13.5)
Depreciation and amortization	2,183	2,004	8.9
Interest and other income (expense), net	(1,101)	(64)	1620.3
Income before income taxes	13,642	12,629	8.0
Income tax	5,161	4,750	8.7
Net income	$8,481	$7,879	7.6

Revenues from Services

The slowdown in the U.S. economy has impacted the light industrial labor markets, which in turn reduced our overall revenues significantly. We had approximately 8% fewer operating offices. However the average revenue generated by the remaining offices was approximately 4% more than in the quarter ended September 28, 2001.  The number of offices declined to 749 at September 27, 2002 from 811 locations at September 28, 2001, a net decrease of 62 dispatch offices. Revenues from international operations for the thirteen weeks ended September 27, 2002 were approximately 6.3% of our total revenues compared to 4.7% for the same period last year.

Cost of Services

The decrease in cost of services is largely due to the decline in revenue, partially offset by an increase in workers’ compensation costs of 1.6% of revenue.  Cost of services was 70.9% of revenue for the thirteen weeks ended September 27, 2002 compared to 69.4% of revenue for the same period in 2001, an increase of 1.5% of revenue

Selling, General and Administrative Expenses

The decrease in selling, general and administrative (“SG&A”) expenses is largely commensurate with the decrease in number of dispatch offices and it was positively impacted by the cost reductions discussed below.

SG&A expenses were 22.4% of revenues for the third quarter of 2002 as compared to 25.0% of revenues in the third quarter of 2001. A significant portion of our savings has been in salaries and wages, along with reductions in bad debt expense and advertising costs. Salaries and wages were down approximately 14% or $5 million for the quarter, as compared to the same quarter a year ago. At the end of the third quarter we had 2,798 employees as compared to 3,183 a year earlier. As a percent of revenue, bad debt expense was 1.2% for the quarter, as compared to 1.6% a year ago, representing a $1.1 million reduction.  During the past year, we have refocused our advertising and marketing efforts into more direct sales.  This shift in focus has reduced advertising costs by $1.5 million, or 43%, as compared to the same quarter a year ago.

Depreciation and Amortization

The increase in depreciation and amortization expense for the thirteen week period ended September 27, 2002 is largely the result of current year additions to fixed assets, as well as the impact of a one-time adjustment for a change in the estimated useful lives of certain assets that was made in the second quarter of 2002.

Interest and Other Income (Expense), Net

The increase in net interest and other expense was the result of a $1.2 million increase in interest expense related to the $70.0 million of Convertible Subordinated Notes.  Interest was incurred for the entire thirteen-week period ended September 27, 2002 while there was no interest expense related to the Notes for the thirteen-week period ended September 28, 2001.

Tax Provision

The increase in the tax provision for the quarter is commensurate with the increase in income from operations on a quarter over quarter basis.  Our effective tax rate was 37.8% in the second quarter of 2002 as compared to 37.6% for the same period in 2001.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and income tax credits.

We had a net deferred tax asset of approximately $27.5 million at September 27, 2002, resulting primarily from reserves for workers’ compensation and allowance for doubtful accounts.

Thirty-Nine Weeks Ended September 27, 2002 Compared to Thirty-Nine Weeks Ended September 28, 2001

The following table compares the operating results for the thirty-nine weeks ended September 27, 2002 and September 28, 2001 (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2002	September 28, 2001	Percent Change
Revenues from services	$640,107	$702,668	(8.9)
Cost of services	455,316	491,245	(7.3)
Selling, general and administrative expenses	162,773	193,266	(15.8)
Depreciation and amortization	6,974	6,200	12.5
Interest and other income (expense), net	(1,642)	540	(404.1)
Income before income taxes	13,402	12,497	7.2
Income Tax	5,067	4,750	6.7
Net income	$8,335	$7,747	7.6

Revenues from Services

The slowdown in the U.S. economy has impacted the light industrial labor markets, which in turn reduced our overall revenues significantly. We had approximately 8% fewer operating offices. The average revenue generated by the remaining offices was approximately 1% less than in the thirty-nine weeks ended September 28, 2001.  The number of offices declined to 749 at September 27, 2002 from 811 locations at September 28, 2001, a net decrease of 62 dispatch offices. Revenues from international operations for the thirty-nine weeks ended September 27, 2002 were approximately 5.7% of our total revenues compared to 4.0% for the same period last year.

Cost of Services

The decrease in cost of services is largely due to the decline in revenue, partially offset by an increase in workers’ compensation costs of 1.6% of revenue.  Cost of services was 71.1% of revenue for the thirty-nine weeks ended September 27, 2002 compared to 69.9% of revenue for the same period in 2001, an increase of 1.2% of revenue.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative (“SG&A”) expenses is largely commensurate with the decrease in number of dispatch offices and it was positively impacted by the cost reductions discussed below.

SG&A expenses were 25.4% of revenues for the first three quarters of 2002 as compared to 27.5% of revenues in the first three quarters of 2001. A significant portion of our savings has been in salaries and wages, along with reductions in bad debt expense and advertising costs. Salaries and wages were down approximately 14%, or $14 million year-to-date, as compared to the same period a year ago. At the end of the third quarter we had 2,798 employees as compared to 3,183 a year earlier. As a percent of revenue, bad debt expense was 1.3% for the first three quarters of the year, as compared to 1.9% a year ago, representing a $5 million reduction.  During the past year, we have refocused our advertising and marketing efforts into more direct sales.  This shift in focus has reduced advertising expense by $5 million, or 45%, as compared to the same period a year ago.

Depreciation and Amortization

The increase in depreciation and amortization expense for the thirty-nine week period ended September 27, 2002 is largely the result of current year additions to fixed assets, as well as the impact of a one-time adjustment for a change in the estimated useful lives of certain assets made in the second quarter of 2002.

Interest and Other Income (Expense), Net

The increase in net interest and other expense was the result of a $1.4 million increase in interest expense related to the issuance of the $70 million of Convertible Subordinated Notes.  Interest was incurred for three and a half months during the thirty-nine week period ended September 27, 2002 while there was no interest expense related to the Notes for the thirty-nine week period ended September 28, 2001.  Also, there were no significant gains or losses on sales of assets during the thirty-nine week period ended September 27, 2002 while we had a gain on the sale of a building of $.8 million during the thirty-nine week period ended September 28, 2001.

Tax Provision

The increase in the tax provision for the current period is commensurate with the increase in income from operations on a year over year basis.  Our effective tax rate was 37.8% for the thirty-nine weeks ended September 27, 2002 as compared to 38.0% for the same period in 2001.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, certain non-deductible expenses and income tax credits.

We had a net deferred tax asset of approximately $27.5 million at September 27, 2002, resulting primarily from reserves for workers’ compensation and allowance for doubtful accounts.

Liquidity and Capital Resources

Net cash provided by operating activities was $12.2 million for the thirty-nine week period ended September 27, 2002 compared to $23.1 million for the same period ended September 28, 2001.  Our accounts receivable typically peak in the third quarter and are paid down in the fourth quarter, in line with the seasonality of our sales.  Improved collection efforts first implemented in the first quarter of 2001 resulted in increased cash inflows for the thirty-nine week period ended September 28, 2001, partially offsetting the growth in accounts receivable our seasonal sales would normally dictate.  Those improved collection efforts have remained in place since that time; therefore, a smaller offsetting benefit was realized for the thirty-nine week period ended September 27, 2002. In addition to the accounts receivable changes discussed above, the cash flow from operations in the thirty-nine weeks ended September 27, 2002 as compared to the thirty-nine weeks ended September 28, 2001 was impacted by the growth in our workers’ compensation reserve and the increase in other current liabilities due to the timing of our income tax payments. We typically pay our temporary workers on a daily basis, and collect from our customers on a monthly basis.  Consequently, from time to time we may experience negative cash flow from operations.

We used net cash in investing activities of $30.5 million for the thirty-nine week period ended September 27, 2002 compared to $6.0 million for the same period ended September 28, 2001.  The increase in cash used in investing activities in 2002 as compared to 2001 is due primarily to the increase in marketable securities and restricted cash and deposits.  We increased our marketable securities by $12.3 million during the quarter. At September 27, 2002 and December 31, 2001, we had $22.5 million and $18.4 million, respectively, of restricted cash and deposits securing our obligations in connection with workers’ compensation programs and $27.0 million and $15.0 million, respectively, cross collateralizing our Accounts Receivable Facility.  As discussed below, this increase is due to higher collateralization requirements imposed by our insurance carriers and certain state workers’ compensation programs. We expect that these requirements will continue to increase.

Net cash provided by (used in) financing activities was $66.4 million for the period ended September 27, 2002 and ($10) million for the period ended September 28, 2001.  The increase in cash provided by financing activities in 2002 as compared to cash used in financing activities in 2001 is largely the result of proceeds received from the issuance of the Notes as well as the decrease in payments on long-term debt and a reduction of share repurchases in connection with our stock repurchase program.

In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility (the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006.  The Accounts Receivable Facility provides loan advances through the sale of substantially all of our eligible domestic accounts receivable to a wholly owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility includes a corporate guarantee by us and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain income and net worth levels and a certain ratio of income to fixed charges.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $100 million, up to $80 million of which may be used to obtain letters of credit.  The amounts we may borrow (borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash.

At September 27, 2002, we had a total available borrowing capacity of $97.2 million under the Accounts Receivable Facility comprised of $71.5 of accounts receivable and $25.7 of restricted cash. The $71.5 million represents the eligible portion of our total $89.8 million of securitized accounts receivable and the $25.7 million represents the eligible portion of the $27 million of  restricted cash cross collateralizing the Accounts Receivable Facility.  Of the $97.2 million of borrowing capacity available, we had committed $74.9 million for letters of credit to our insurance carriers, leaving $22.3 million available for future borrowing or letters of credit.  We expect to provide an additional $5.0 million in letters of credit by the end of 2002.  We are currently in compliance with all covenants related to the Accounts Receivable Facility.

In January 2002 we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of  September 27, 2002 the available borrowing amount was $9.6 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under the Revolving Credit Facility will be reduced by $125,000 each quarter through January of 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building.  The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses. We currently do not have any outstanding borrowings on the Revolving Credit Facility and are in compliance with all covenants.

We provide workers’ compensation insurance to our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as non-monopolistic states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. However, should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount would be paid by the insurance carrier.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, restricted cash, or surety bonds.  Our insurance carriers annually assess the amount of collateralization they will require from us related to our workers’ compensation liability for which they are responsible.  Such amounts can increase or decrease independent of our assessments and reserves.  At September 27, 2002, we had provided our insurance carriers and certain states with surety bonds of $35.2 million, of which $29.2 million was unsecured, letters of credit totaling $74.9 million and restricted cash and deposits totaling $22.5. This compares to $43.2 million of surety bonds, $54.9 million in letters of credit and $18.4 of restricted cash and deposits provided as of December 31, 2001.

The letters of credit bear fluctuating annual fees, which were approximately .79% of the principal amount of the letters of credit as of September 27, 2002.  Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each surety carrier but does not exceed 2% of the bond amount.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.  We have received notice from certain providers of our surety bonds who have indicated that, due to current conditions in insurance markets, they intend to cancel these bonds unless we provide them with additional collateral.  For example, we have received notice from one such surety that it intends to cancel a $10.0 million bond on November 12, 2002. As the availability of these bonds declines, we will likely be required to replace them with letters of credit or similar obligations for which we would likely be required to pledge cash or other collateral. If deemed necessary or appropriate based on future events, we may use an additional $19.2 million of the proceeds from the Notes to secure the remaining unsecured portion of our workers’ compensation obligations.

Our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims.  Although the estimated claims are expensed as incurred, the claim payments are made over a period of several years. Collateral for our workers’ compensation program is posted with various state workers’ compensation programs and insurance carriers based upon our reserves.  Due to the timing difference between the recognition of expense and claim payments as described above, both our reserves and our collateral obligations will continue to grow.  Additionally, but to a lesser extent, our collateral is being impacted by the timing of the release of collateral which was posted in connection with claims which have subsequently been paid.

During 2002, we issued 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) in the aggregate principal amount of $70.0 million.  Interest is payable on the Notes on June 15 and December 15 of each year, beginning December 15, 2002.  Holders may convert the Notes into shares of our common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, we may redeem some or all of the Notes at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period.

Included in cash and cash equivalents at September 27, 2002 is cash held within dispatch office CDMs for payment of temporary payrolls in the amount of approximately $17.2 million as compared to $15.7 million at September 28, 2001.

Our capital expenditures for the years ended December 31, 2001, 2000 and 1999 were $6.5 million, $18.4 million and $12.4 million, respectively.  For the thirty-nine weeks ended September 27, 2002, our capital expenditures totaled $1.9 million and, for the remainder of 2002, we anticipate that our capital expenditures will approximate $1.1 million.

The following table represents a summary of outstanding debt related to our credit facilities, the Notes and our capital leases as of September 27, 2002 and December 31, 2002:

	Outstanding debt as of
	September 27, 2002	December 31, 2001
	(Amounts in Thousands)
Accounts receivable line of credit	$—	$—
Revolving credit facility	—	—
Convertible Subordinated Notes	70,000
Capital leases	6,443	6,843
Total	$76,443	$6,843

We will be required to make interest-only payments on the Notes on June 15 and December 15 of each year, beginning December 15, 2002 at a rate of 6.25%.  The entire principal amount of the Notes is due in June 2007.

The following table provides an analysis of changes in our workers’ compensation claims reserves.  Changes in reserves are reflected in the income statement for the period when the changes are made.

	(Amounts in Thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Beginning Balance	$70,390	$53,068	$61,848	$48,312

Self-Insurance Reserve Expenses
Expenses related to current period (net of discount)	15,175	10,498	35,931	28,060
Expenses related to prior years	2,337	3,359	6,994	8,754
Total	17,512	13,857	42,925	36,814

Amortization of prior year discount	584	405	2,058	1,652

Payments
Payments related to current period	(2,302)	(2,618)	(4,061)	(4,248)
Payments related to prior years	(6,395)	(6,169)	(22,981)	(23,987)
Total	(8,697)	(8,787)	(27,042)	(28,235)

Ending Balance	$79,789	$58,543	$79,789	$58,543

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Each quarter management reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals.  Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.

Factors we consider in establishing and adjusting these reserves include, among other things, (a) the estimates provided by our independent actuaries, (b) our mix of business by state and by type of work performed, (c) industry and nationwide trends in benefit costs and (d) anticipated savings related to claims management and other cost containment measures.  Factors that have caused our estimated losses for prior years to change include, among other things, (i) inflation of medical and indemnity costs at a rate higher than originally anticipated, (ii) regulatory and legislative developments that have increased benefits and settlement requirements in several states, (iii) a different mix of business than originally anticipated and (iv) a potential overestimation of the benefits of certain claims management and other cost containment measures we implemented in 1998.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At September 27, 2002, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  As such, an increase in interest rates immediately and uniformly by 10% from levels at September 27, 2002 would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

At September 27, 2002, our purchased investments included in marketable securities had maturities greater than 90 days but less than a year. Since our marketable securities consist of revenue bonds and other municipal obligations, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Risk Factors:  Issues and Uncertainties

Investing in our securities involves a high degree of risk.  The following risk factors, issues and uncertainties should be considered in evaluating our future prospects.  In particular, keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report.  Forward-looking statements relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward–looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward–looking statements.  Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

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

We are required to pay workers’ compensation benefits for our temporary workers and regular employees. We have seen a tightening insurance market that has resulted in significantly increased insurance costs and higher deductibles, including workers’ compensation insurance. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis.  In addition, while we have renewed our workers’ compensation insurance for 2002, we cannot be certain that this insurance will always be available or will be available with reasonable terms at a reasonable cost.

We expect that the amount of collateral that we are required to post to support our workers’ compensation obligations will increase, which will reduce the capital we have available to grow and support our operations.

We are required to maintain commitments such as standby letters of credit, restricted cash, or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. Historically, we have been required to pledge cash or other assets in order to obtain standby letters of credit. However, we have also been able to obtain surety bonds while posting no or very little collateral. The amounts and costs of our surety bonds are subject to annual review and renewal, and they generally can be cancelled by the issuer with 60 days notice. We have received notice from certain providers of our surety bonds that they intend to cancel these bonds unless we provide them with additional collateral. As the availability of these bonds declines, we will likely be required to replace them with letters of credit or similar commitments, for which we also would likely be required to pledge cash or other collateral. We sometimes face difficulties in recovering our collateral from insurers, particularly where those insurers were themselves in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

Our reserves for workers’ compensation claims, allowance for doubtful accounts, and other expenses may be inadequate, and we may incur additional charges if the actual costs of these claims exceed the amounts estimated.

We maintain a reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. This reserve, which reflects potential liabilities that span several years, is discounted for net present value using a discount rate of 6%. We evaluate the accrual rates for our reserves regularly throughout the year and make adjustments as needed. If the actual cost of such claims and related expenses exceed the amounts estimated, or if the discount rate represents an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required.  We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s current best estimates and judgments of the scope and likelihood of these liabilities. We cannot assure you that our reserves for workers’ compensation claims, allowance for doubtful accounts, and other expenses are adequate. If the actual outcome of these matters is less favorable than expected, an adjustment would be charged to income in the period in which the outcome occurs or the period in which our estimate changes.

Determinations that we have misclassified the jobs performed by our workers for workers’ compensation insurance purposes, even if the misclassifications are inadvertent, could result in us owing penalties to government regulators or having to increase our workers’ compensation reserves.

In four states, Canada and Puerto Rico, we pay workers’ compensation insurance premiums directly to the government in amounts based in part on the classification of jobs performed by our workers. From time to time, we are subject to audits by various state regulators regarding our classifications of jobs performed by our workers. The classification of jobs performed by our workers is one of many factors taken into account by our actuaries in helping us determine the adequacy of our financial reserves for our workers’ compensation exposure. If it is determined that we have materially misclassified a number of our workers, we could be required to increase our financial reserves for our workers’ compensation liability, which could harm our results of operations and could cause the price of our securities to decline.

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

Our credit facilities contain strict financial covenants. Among other things, these covenants require us to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses. In the past we have negotiated amendments to these covenants to ensure our continued compliance with their restrictions. We cannot assure you that our lender would consent to such amendments on commercially reasonable terms in the future if we once again required such relief. In the event that we do not comply with the covenants and the lender does not consent to such non-compliance, we will be in default of our agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances. Moreover, the indenture governing our Notes and a number of our smaller loan arrangements contain cross-default provisions, which accelerate our indebtedness under these arrangements in the event we default under our credit facilities. Accordingly, in the event of a default under our credit facilities, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

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

During 2001, the slowdown in the U.S. economy significantly impacted the light industrial labor markets and reduced our revenues significantly. Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. As a result, any significant economic downturn could harm our business, financial condition or results of operations.

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

We compete with other temporary personnel companies to meet our customer needs and we must continually attract reliable temporary workers to fill positions. We have in the past experienced short-term worker shortages and we may continue to experience such shortages in the future. If we are unable to find other temporary workers to fulfill the needs of our customers over a long period of time, we could lose customers and our business could suffer.

We may be exposed to employment-related claims and costs that could harm our business, financial condition or results of operations.

We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity and other claims. From time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these regulations. We have in the past been found, and may in the future be found, to have violated regulations or other regulatory requirements applicable to our operations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and could harm our business. We cannot assure you that we will not experience these problems in the future or that our insurance will be sufficient in amount or scope to cover any of these types of liabilities.

Our dismissal of Arthur Andersen LLP together with Andersen’s uncertain future could impair our ability to make timely SEC filings.

Arthur Andersen LLP served as our independent auditor from 1997 until May 3, 2002, when our board of directors dismissed Andersen due to events that had cast doubt on Andersen’s future. As a result of our termination of Andersen, we have retained the accounting firm of PricewaterhouseCoopers LLP to serve as our new independent accountants. We have a limited history with PricewaterhouseCoopers and cannot guarantee that our new independent accountants can adequately fulfill our needs in connection with the preparation of our audit. Moreover, the SEC has said that it will only continue accepting financial statements audited by Andersen so long as Andersen is able to make certain representations to its clients.  Our former engagement partner and the other members of our audit team are no longer employed by Andersen and can no longer provide us with representations relating to our historical financial statements for the year ending on December 31, 2001 and prior years. We cannot predict the impact of Andersen’s failure to make the required representations and cannot assure you that our ability to make timely SEC filings will not be impaired. Furthermore, relief that may be available to investors under the federal securities laws against auditing firms may not be available as a practical matter against Andersen.

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

In 2001 and 2002, a number of bills were introduced in Congress and various state legislatures which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary workers receive the same pay and benefits as our customers’ regular employees, prohibition on fees charged in connection with our CDMs and a requirement that our customers provide workers’ compensation insurance for our temporary workers. We take a very active role and incur expense in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of these bills will not be enacted, in which event demand for our service may suffer.

Organized labor has sought to enact legislation in the State of California, our largest market. For example, legislation has been enacted in California that modifies the current rules governing workers’ compensation insurance in that state. Although the exact impact of this legislation on our business is unclear, this or other similar legislation in California or our other large markets could significantly increase our costs of doing business or decrease the value of our services to our customers. Either result could harm our results of operations.

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

From time to time we are party to litigation in the ordinary course of our business. Moreover, certain labor unions have coordinated legal actions directed at us designed to further their own interests. The claimants in two current proceedings have aggregated claims as class actions. The costs of defense and the risk of loss in connection with class action suits are greater than in standard commercial litigation. We cannot assure you that such litigation will not disrupt our business or impact our financial results, due to the costs of defending against such litigation, any judgments that may be awarded against us and the loss of significant management time devoted to such litigation.

Establishment and expansion of our international operations will burden our resources and may fail to generate a substantial increase in sales.

As of September 27, 2002, we had 33 dispatch offices in the United Kingdom, 31 in Canada and four in Puerto Rico. We currently anticipate opening additional dispatch offices in the United Kingdom in 2003. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:

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

Item 4.    Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Part II.   Other Information

Item 1.    Legal proceedings

See notes to the consolidated financial statements.

Item 2.    Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 27, 2002, we issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

On July 17, 2002, we issued $5.0 million principal amount of convertible subordinated notes (“Notes”) in a private placement to Lehman Brothers, Wells Fargo Securities, LLC and Gerard Klauer Mattison, as the Initial Purchasers.  Prior to the quarter-end, on June 19, 2002, we had issued $65.0 million principal amount of Notes to the Initial Purchasers.  The Initial Purchasers resold the Notes to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act.  We received proceeds of approximately $67 million from the sale of the Notes, net of the Initial Purchasers’ discount and offering expenses of $3 million.  The Notes mature on June 19, 2007 and are redeemable at our option on or after June 20, 2005 if the price of our common stock exceeds specified levels.  In addition, the holders of the Notes may require us to repurchase the Notes if we undergo a change in control.

The offer and sale of the Notes to the Initial Purchasers was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act because of the nature of the purchasers and the circumstances of the offering.  The Notes were resold by the Initial Purchasers upon reliance on Rule 144A.  Each Initial Purchaser made representations to us that it was an “accredited investor,” as defined in Rule 501 under the Securities Act, and as to its compliance with Rule 144A.  In addition, appropriate legends were affixed to the Notes issued in the transaction described above.

The Notes are convertible at any time through maturity into shares of our common stock at the rate of 137.741 shares per $1,000 principal amount of the Notes, subject to adjustment, for an aggregate of 9,641,870 shares (the “Shares”). The Notes and the Shares are subject to transfer restrictions; provided, however, that we have filed a Registration Statement with the Securities and Exchange Commission to register the resale of the Notes and Shares.  In connection with such registration, we have not received any proceeds from the resale by the holders of the Notes and Shares.

Item 6.                    Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 3.1	Amended and Restated Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 99.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of November, 2002.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.
By: Joseph P. Sambataro, Jr., Chief Executive Officer and President

/s/ Steven C. Cooper
By: Steven C. Cooper, Chief Financial Officer and Executive Vice President

CERTIFICATIONS

I, Joseph P. Sambataro, Jr., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Labor Ready, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Joseph P. Sambataro, Jr

Joseph P. Sambataro, Jr.
Chief Executive Officer

CERTIFICATIONS

I, Steven C. Cooper, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Labor Ready, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Steven C. Cooper

Steven C. Cooper
Chief Financial Officer