Form 10-K
period 2002-12-31
LABOR READY INC
filed 2003-03-14
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

Registrant’s telephone number, including area code: (253) 383-9101

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock without par value

The New York Stock Exchange

Securities registered under Section 12(g) of the Act:

Title of class
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days.  Yes ☒ No ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter, June 28, 2002, was approximately $241 million.

As of February 28, 2003, there were 40,135,780 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by a portion of Item 10 and Items 11 and 12 of Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held in June 2003, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

LABOR READY, INC.
FORM 10-K

PART I.

This Form 10-K contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words, “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in Item 7 of Part II of this Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations

Item 1.                                   BUSINESS

a) Introduction and General Developments

Labor Ready, Inc. (together with its subsidiaries, the “Company” or “our Company”) was incorporated in 1985 under the laws of the State of Washington and began operations in 1989.  Our Company is a national provider of temporary workers for manual labor jobs.  During 2002, we served over 275,000 customers and we put approximately 600,000 people to work through our dispatch offices in all 50 of the United States, in Puerto Rico, in five provinces of Canada and in the United Kingdom.  We believe our ability to provide a large number of workers on short notice, usually the same day as requested, provides us with a competitive advantage.

Our customers are primarily businesses in the transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale, sanitation and printing industries.  These businesses typically require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work.  We locate our dispatch offices in areas easily accessible to temporary workers, and within convenient commuting distances to customers needing manual day labor.  All of the growth in dispatch offices to date has been achieved by opening Company-owned locations rather than through acquisitions.

During 2000 and 2001 we undertook a program of consolidating certain offices and closing others to achieve increased efficiency.  This process resulted in a net decrease, predominantly within our United States operations, of 68 offices during those years.  During 2002 we made only minor adjustments to our number of branches.  Our focus was instead on the changing business needs of our customers, increasing efficiencies within our operations and support functions and strengthening our financial position.  A key element of our business model is flexibility and scalability that allows us to respond to changes in the economy and other business opportunities.  The following table sets forth the number and country of dispatch offices open at the end of each of the last five years.

Labor Ready Dispatch Offices
by Country

	At December 31,
	2002	2001	2000	1999	1998
United States (including Puerto Rico)	686	693	769	671	475
Canada	31	34	33	15	11
United Kingdom	31	29	14	1	—
Total	748	756	816	687	486

We currently anticipate opening approximately 40 new dispatch offices during 2003, although additional offices may be opened if required to meet a specific demand or to take advantage of new opportunities.  We expect that approximately 15 of those openings will be in the United Kingdom and the rest will be in the United States and Canada.  We continue to analyze individual dispatch office results, which may lead to additional dispatch office closures in 2003 if specific performance standards are not met.  From time to time, we analyze acquisition opportunities, and may pursue acquisitions in certain circumstances and may also alter the pace of our expansion based on future developments and market conditions.

b) Financial Information about Business Segments

Our operations are reported as one segment.  Please see Item 8 of Part II of this Form 10-K for our consolidated financial information.

c) Narrative Description of the Business

TEMPORARY STAFFING INDUSTRY

The temporary staffing industry evolved out of the need to minimize the inconvenience and expense of hiring and terminating regular employees in response to temporary changes in business conditions.  Historically, the demand for temporary workers has been driven primarily by the need to satisfy peak production requirements and to temporarily replace full-time employees absent due to illness, vacation or abrupt termination.  More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs.

The temporary staffing industry consists of a number of segments focusing on business needs that vary widely in duration of assignment and level of technical specialization.  Our Company is within the short-term, light industrial segment of the temporary staffing industry.  We feel this segment is highly fragmented and presents opportunities for larger, well-capitalized companies to compete effectively, mainly through systems and procedures that efficiently process a high volume of transactions and coordinate multi-location activities.

Industry factors that impact our working capital include the fact that we generally pay our workers daily and collect monthly from our customers.  Additionally, we are substantially self-insured for workers’ compensation claims originating in the majority of the states.  As such, we are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation liability with irrevocable letters of credit, cash-backed instruments, or surety bonds.  More detailed discussion of the impact of those collateral requirements on our working capital can be found in Item 7 of Part II of this Form 10-K - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

OUR STRATEGY

Our goal is to enhance our position as one of the leading national providers of temporary manual labor.  Key elements of our strategy include the following:

•                  Improving Revenue and Profits in all Offices.  Our strategy is to increase revenue and profits in each dispatch office by expanding sales to existing customers and by aggressively expanding the number and mix of customers served.  We are committed to only opening offices that can quickly reach or exceed performance standards, and closing offices that are under-performing.  This strategy is calculated to maximize profitability by increasing average sales per dispatch office.  We have standardized the operation, general design, staffing, equipment and software within our dispatch offices. We are staying more connected with our customers at all levels of our organization than we ever have.  We are also implementing a revised compensation program for dispatch office managers that will tie bonus eligibility to the profitability of the office, rather than collections and gross profits.

•                  Growing through Strategic Methods of Expansion. Our low overhead strategy allows us to expand or retract our number of offices quickly and cost-effectively, depending on economic and labor demand conditions.  We believe we can generally open a dispatch office for less than $60,000 although the average cost of our 2002 openings was approximately $45,000.  Although recent difficulties in the U.S. economy and the temporary staffing sector have caused us to focus on improving operating efficiencies rather than aggressive expansion, we expect to continue seeking opportunities to expand.  We intend to pursue a measured approach to expansion by opening new dispatch offices only if they are expected to achieve profitability in a reasonable time frame.  We also intend to continue to cluster multiple locations in a single market.  This strategy allows us to reduce opening costs and operating risks in clustered areas, as marketing, advertising and other costs are shared among nearby offices.  Additionally, while we will continue to target major markets, we intend to establish a presence, where appropriate, in small to medium sized markets.  We remain committed to overseas expansion – 15 of the 40 new dispatch offices anticipated for 2003 are planned for the United Kingdom. We will also continue to evaluate acquisition opportunities within and complementary to our market niche.

OUR OPERATIONS

Our Customers.  Our customers require workers for short-term projects such as lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work.  We currently derive our revenue from a large number of customers and we are not dependent on any single customer for more than 2% of our revenue.  During 2002, we served approximately 275,000 customers.  Our ten largest customers accounted for 4.7% of total revenue in 2002 and 4.3% of total revenue in 2001.  While a single dispatch office may derive a substantial percentage of its revenue from a single customer, the loss of that customer would not have a significant impact on our overall revenue.

Many customers use Labor Ready to screen prospective employees for future permanent hires.  Because we do not charge a fee if a customer hires our worker, customers on occasion send prospective employees to us with a specific request for temporary assignment to their business.  Customers thereby have the opportunity to observe the prospective employee in an actual working situation, minimizing the expense of employee turnover and personnel agency fees.  We recruit workers daily so that we can be responsive to the planned as well as unplanned needs of the businesses we serve.  Our customers know we can respond quickly to their labor needs.  Under our “satisfaction guaranteed” policy, workers unsatisfactory to our customer are promptly replaced and the customer is not charged for their time if the customer notifies us within the first two hours of work.

Our Temporary Workers. During 2002, we put approximately 600,000 people to work.  Most workers find our “Work Today, Paid Today” policy appealing and arrive at the dispatch office early in the morning motivated to put in a day’s work and receive their pay at the end of the day.  Temporary workers are aware that we do not charge a fee if a customer decides to offer them a full-time position.  The possibility of locating a full-time position serves as an added incentive to our workers.  We attract our pool of temporary workers through flyers, newspaper advertisements, dispatch office displays and word of mouth.  We believe our focus on locating dispatch offices in areas convenient for our workers, with ready access to public transportation, is particularly important in attracting workers.

Cash Dispensing Machines (CDMs). Workers are generally paid daily by check, but with a CDM at most dispatch offices, workers have the choice of being paid each day in cash. If the worker requests cash, the system prints a payroll voucher, in lieu of a check, which contains a unique security code that they use to get their pay from the CDM.  For those who choose to receive cash, the CDM dispenses their net pay less the change and a $1 transaction fee for the use of the CDM.  Revenue from the CDMs are substantially offset by the direct and indirect costs of the CDM program which include depreciation, taxes, cash delivery and servicing, maintenance, supplies, insurance, back office salaries and overhead. However, the primary purpose of the CDM program is to provide an additional service to our temporary workers which most of our competitors do not offer and which we believe enhances our ability to attract temporary workers.  The acquisition cost of each CDM used in the United States was approximately $15,000 while the acquisition cost of the CDMs in the United Kingdom and Canada was approximately $30,000 per machine.

Dispatch Offices.  Dispatch offices generally open by 5:30 a.m. and remain open until the last temporary worker is paid. Typically, workers come to the dispatch office in the morning to see whether work is available and to indicate their availability for assignment.  During the early morning hours, branch staff coordinate incoming customer work orders, assign the available workers to the job openings for the day, and assist as necessary in coordinating transportation to the job site.  Most job openings are requested on short notice, often the same day as the workers are needed at the job site.  Work assignments are filled on a nondiscriminatory basis, with the dispatch office manager endeavoring to match customer needs with available workers.

We believe that the key factor determining the success of a dispatch office is identifying and retaining an effective dispatch office manager. Dispatch offices are generally staffed with at least two full-time employees, including the dispatch office manager and a customer service representative.  Each dispatch office manager has primary responsibility for managing the operations of the dispatch office, including the recruiting and daily dispatch of temporary workers, and accounts receivable collection.

Each dispatch office manager also has primary responsibility for customer service and the dispatch office’s sales efforts, including identifying and soliciting local businesses likely to have a need for temporary manual workers.  Our experience is that certain types of individuals are better suited to perform the critical management functions necessary for the dispatch office to generate the revenue required to achieve profitability, regardless of the size of the metropolitan area.  We commit substantial resources to the training, development, and operational support of our dispatch office managers.

Safety Programs. We emphasize safety awareness by training our management employees, office staff and temporary workers, issuing basic safety equipment, visiting job sites, and communicating with customers to promote job site safety.  Each district maintains a safety committee that meets regularly to review safety issues and policies.  Temporary workers are trained in safety procedures primarily by viewing safety tapes, reviewing a safety manual and completing a safety test at the beginning of their employment.  Bulletin boards with safety-related posters are prominently displayed.

We maintain an inventory of safety equipment at our dispatch offices.  Standard equipment includes hard hats, metal-toed boots, gloves, back braces, earplugs, and safety goggles.  Appropriate equipment is checked out to workers based on the type of work to be performed.  For example, most construction jobs require steel-toed boots and a hard hat.  The dispatch office staff seeks to ensure that workers take basic safety equipment to job sites.

Dispatch office personnel are trained to discuss job safety parameters with customers on incoming work order requests.  Managers conduct job site visits for new customer job orders and periodic “spot checks” of existing customers to review safety conditions at job sites.  Workers are encouraged to report unsafe working conditions to us.

Economics of Dispatch Offices.  We have standardized the process of opening dispatch offices for each of the countries in which we operate.  In 2002, the average cost of opening a new dispatch office was $45,000, up from approximately $30,000 in 2001 due to the fact that roughly half of our 2002 openings were in the United Kingdom where opening costs are higher due to initial equipment and leasing costs.  Approximately $15,000 of the average start-up costs includes salaries, recruiting, testing, training, lease and other related costs; the remaining $30,000 includes computer systems and other equipment related costs and leasehold improvements. New dispatch offices are expected to generate revenue sufficient to cover their operating costs within one to two years. On average, the volume necessary for profitable operations is approximately $600,000 per year. Dispatch offices in operation at the end of the year and open for at least one full year generated average annual revenue of approximately $1.2 million in 2002.

Criteria for New Dispatch Offices.  We identify desirable areas for locating new dispatch offices with a demographic model that analyzes the potential supply of temporary workers and customer demand based on a zip code resolution of employment figures, demographics and the relative distance to our nearest existing dispatch office.  In addition, we locate dispatch offices in areas convenient for our temporary workers, which are on or near public transportation, and have parking available.  After we establish a dispatch office in a metropolitan area, we may cluster additional locations within the same area if demand for our services is strong enough.  Multiple locations in a market reduce both opening costs and operating risk for new dispatch offices because direct mail and other advertising costs are spread among more dispatch offices and because the new dispatch office benefits from existing customer relationships and established Labor Ready brand recognition.

Management Information Systems.  We have developed our own proprietary system to process all required credit, billing, collection and temporary worker payroll, together with other information and reporting systems necessary for the management of hundreds of thousands of workers and staff in multiple locations.  The system maintains all of our key databases, from the tracking of work orders to payroll processing to maintaining worker records.  The current system regularly exchanges all point of sale information between the corporate headquarters and the dispatch offices, including customer credit information and outstanding receivable balances.  Dispatch offices can run a variety of reports on demand, such as receivables aging, margin reports and customer activity reports.  Area directors and district managers are able to monitor their territories from remote locations.  We believe our proprietary software system provides us with significant competitive advantages over competitors that utilize less sophisticated systems.

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

Sales and Marketing.  Marketing is accomplished primarily through telemarketing and direct-mail campaigns, yellow-page advertising, personal sales contacts, word of mouth, and radio and billboard advertising.  Each dispatch office is responsible for its own sales and marketing efforts in its local market area in coordination with our corporate marketing and advertising department.  The dispatch office manager is primarily responsible for sales and customer service, with all branch employees being involved in sales and customer relations.  We purchase a direct marketing database, and from a centralized direct mail department, conduct an intensive direct-mail campaign in the local market area of each dispatch office.  Follow-up telephone and personal calls on qualified leads are made by the dispatch office manager or a sales representative.

When entering new markets, we allow for an initial advertising budget to generate awareness of the new dispatch office.  When opening additional offices as warranted, based on area demographics, we can also expand and coordinate our marketing efforts to the benefit of other established offices in the local area.

Management, Employees and Training.  At December 31, 2002, we had approximately 2,650 regular employees.  Dispatch office managers report to district managers who in turn report to area directors.  For positions above dispatch office manager, our recruiting focus is on hiring management and supervisory personnel with experience in managing multi-location operations.

After extensive interviews and tests, prospective district and dispatch office managers typically undergo approximately one week of training at our training center which is located at the corporate office in Tacoma, Washington and four weeks of on-the-job training at a dispatch office. Staffed by experienced training professionals, the training center has developed a curriculum, training manuals, and on-line instruction modules for the training program, which include rigorous sessions on topics such as marketing and direct mail, credit and collections, payroll and personnel policies, workers’ compensation management and safety.  Customer service representatives receive on-the-job training at the branch where they work, supplemented by a computerized training program.

Workers’ Compensation Program.  We provide workers’ compensation insurance for our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we annually purchase insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. However, should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are the responsibility of the insurance carrier.  See additional discussion in the notes to our consolidated financial statement under Item 8 of Part II of this Form 10-K.

SEASONALITY

Our business includes an element of seasonal fluctuation.  Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months.  Inclement weather can slow construction and landscaping activities in such periods.  As a result, we generally experience an increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

COMPETITION

The short-term, manual labor sector of the temporary services industry is highly competitive with low barriers to entry. A large percentage of temporary staffing companies serving this sector of the industry are local operations with fewer than five offices.  Within local or regional markets, these firms actively compete with us for business.  In most areas, no single company has a dominant share of the market.  The primary bases of competition among local firms are price, service and the ability to provide the requested amount of workers on time.  While entry to the market has limited barriers, lack of working capital frequently limits growth of smaller competitors.

Although there are many large full-service and specialized temporary labor companies competing in national, regional and local markets, those companies have not yet aggressively expanded in our market segment.  However, many of these competitors have substantially greater financial and marketing resources than we do.  One or more of these competitors may decide at any time to enter or expand their existing activities in the short-term, light industrial market and provide new and increased competition to us.  We believe that, among the larger competitors, the primary competitive factors in obtaining and retaining customers are the cost of temporary labor, the quality of the temporary workers provided, the responsiveness of the temporary labor company, and the number and location of offices.  The presence of one or more temporary service competitors in a particular market can create significant pricing pressure and this pricing pressure can adversely impact profit margins.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors: Issues and Uncertainties.

GOVERNMENT REGULATIONS

We are in the business of employing people and placing them in the workplaces of other businesses.  As a result, we are subject to a number of federal, state and local laws and regulations regulating our industry. Some of the most important areas of regulation are listed below.

Wage and Hour Regulation.  We are required to comply with applicable state and federal wage and hour laws.  These laws require us to pay our employees minimum wage and overtime at applicable rates.  When our workers are employed on public works projects we are generally required to pay prevailing wages and to comply with additional reporting obligations.

Regulation Concerning Equal Opportunity. We are required to comply with applicable state and federal laws prohibiting harassment and discrimination on the basis of race, gender and other legally-protected factors in the employment of our temporary workers and regular employees.

Workplace Safety.  We are subject to a number of state and federal statutes and administrative regulations pertaining to the safety of our workers.  These laws generally require us to provide general safety awareness training and basic safety equipment to our workers.

Proposed New Regulations.  See Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors: Issues and Uncertainties.

TRADEMARKS

Our business is not presently dependent on any patents, licenses, franchises or concessions.  “Labor Ready” and the service marks “Work Today, Paid Today” and “Work Today, Cash Today” are registered with the U.S. Patent and Trademark Office.  We have also been granted a patent by the U.S. Patent and Trademark Office for the system of controlling a network of CDMs for the disbursement of payroll.

d) Financial Information About Geographic Areas

The following table separates our revenue for the past three years into revenue derived from within the United States and that derived from other countries (in thousands).

	2002		2001		2000

United States (including Puerto Rico)	$811,803	94.1%	$877,976	95.7%	$954,655	97.8%
Canada and the United Kingdom	50,930	5.9%	38,989	4.3%	21,918	2.2%
Total Revenue from Services	$862,733	100%	$916,965	100%	$976,573	100%

e) Available Information

Our Internet website address is www.laborready.com.  We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K.

Item 2.                                   PROPERTIES

We lease virtually all of our dispatch offices.  Under most of these leases, we have the right to terminate the lease on 90 days notice and upon payment of three months rent.  A small percentage of leases, including substantially all of our UK leases, provide for a minimum term ranging from one to three years.

We own a 157,000 square foot office building with an attached parking garage in downtown Tacoma, Washington, which serves as our headquarters.  This property is encumbered with a deed of trust in favor of Wells Fargo Bank, which secures our $9.6 million revolving credit facility.  We also own a dispatch office in Tacoma.  Management believes all of our facilities are currently suitable for their intended use.

Item 3.                                   LEGAL PROCEEDINGS

See Note 10 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

PART II

Item 5.                                   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) Market Information

Our Company’s common stock is listed on the New York Stock Exchange.  The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the New York Stock Exchange:

Quarter Ended	High	Low

March 30, 2001	$5.95	$2.69
June 29, 2001	$5.24	$3.00
September 28, 2001	$5.32	$2.88
December 31, 2001	$5.83	$2.90
March 29, 2002	$8.08	$4.20
June 28, 2002	$9.43	$5.58
September 27, 2002	$7.97	$4.75
December 31, 2002	$7.25	$5.80

b) Holders of the Corporation’s Capital Stock

We had approximately 612 shareholders of record as of February 28, 2003.

c) Dividends

No cash dividends have been declared on our common stock to date and we do not anticipate paying a cash dividend on common stock in the foreseeable future.  Future earnings will be used to finance our growth and development.

d) Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders (1)	4,153	$4.94	1,133

Equity compensation plans approved by security holders (2)	1,244	$11.77	994

Total	5,397	$6.52	2,127

(1)   Plans not approved by security holders include the following:

Labor Ready, Inc. 2000 Stock Option Plan.  This is a broadly based plan, which provides for the issuance of non-qualified stock options to directors, officers and employees of the Company.  The plan is administered by the Board or a committee of the Board.  The exercise price for options issued under the plan must not be less than 100% of the fair market value of the Company's common stock on the grant date.  As of December 31, 2002, there were 948 shares available for future issuance under this plan.  See note 13, "Stock Option Plans," under Item 8 of this Form 10-K.

Labor Ready, Inc. 2002 U.K. Stock Option Plan.  This is a plan which provides for the issuance of nonqualified stock options to officers and employees of the Company's UK subsidary.  The plan is administered by the Board or a committee of the Board.  The exercise price for options issued under the plan must not be less than 100% of the fair market value of the Company's common stock on the grant date.  The plan limits the amount of options that may be granted to any grantee under the plan, by providing that the aggregate fair market value of common stock underlying all such options held by a grantee (measured as of the grant dates) cannot exceed €30,000.  As of December,31, 2002, there were 185 shares available for future issuance under this plan.  See Note 13, "Stock Option Plans," under Item 8 of this Form 10-K.

(2)   Plans approved by security holders include the following:

1996 Labor Ready Employee Stock Option and Incentive Plan.  This plan applies to directors, officers, and employees of the Company and permits the granting of nonqualified and incentive stock options, stock appreciation rights and other stock based awards.  This plan is administered by the Board or a committee of the Board.  See Note 13, "Stock Option Plans," under Item 8 of this Form 10-K.

Item 6.                                   SELECTED FINANCIAL INFORMATION

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements.  The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Summary Consolidated Financial And Operating Data
(in thousands, except per share data and number of offices)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenue from services	$862,733	$916,965	$976,573	$850,873	$606,895
Gross profit	$250,072	$275,054	$292,480	$263,507	$183,971
Income before taxes and cumulative effect of change in accounting principle	$17,902	$14,867	$15,945	$40,430	$33,390
Cumulative effect of change in accounting principle, net of income tax (1)	—	—	—	$(1,453)	—
Net income	$11,586	$9,215	$10,059	$23,124	$19,799
Net income per common share
Basic	$0.28	$0.23	$0.24	$0.54	$0.47
Diluted	$0.28	$0.23	$0.24	$0.53	$0.46
Weighted average shares outstanding (2)
Basic	41,017	40,573	42,295	42,521	41,694
Diluted	41,771	40,702	42,508	43,456	42,999

	At December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Current assets	$177,290	$133,941	$150,406	$135,646	$105,933
Total assets	$317,200	$214,443	$205,423	$175,196	$130,736
Current liabilities	$57,836	$53,198	$50,598	$37,010	$34,851
Long-term liabilities	$127,253	$41,552	$42,721	$27,050	$15,388
Total liabilities	$185,089	$94,750	$93,319	$64,060	$50,239
Shareholders’ equity	$132,111	$119,693	$112,104	$111,136	$80,497
Cash dividends declared (3)	—	—	$23	$43	$43
Working capital	$119,454	$80,743	$99,808	$98,636	$71,082

Operating Data (unaudited):
Revenue from dispatch offices open for full year	$855,591	$882,697	$877,115	$754,348	$508,980
Revenue from dispatch offices opened during year	$4,724	$10,940	$81,453	$96,525	$97,915
Revenue from dispatch offices closed during year	$2,418	$23,328	$18,005	—	—
Dispatch offices open at period end	748	756	816	687	486

(1)             The cumulative effect of change in accounting principle was the result of the Company’s adoption of the provisions of Statement of Provision 98-5, “Reporting on the Costs of Startup Activities” which required the Company to expense the cost of establishing new dispatch offices in the period in which the costs were incurred.

(2)             The weighted average shares outstanding are described in Note 9 to the Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

(3)             Represents cash dividends on preferred stock.  In 2000, we repurchased all outstanding preferred stock.  We have never paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future.  See Item 5 - “Market for Registrant’s Common Equity and Related Stockholder Matters”.

Item 7.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in connection with our Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this document.

Overview

Labor Ready is a national provider of temporary workers for manual labor jobs.  Our customers are primarily in transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale, sanitation and printing industries.  During 2002, we put approximately 600,000 people to work through our dispatch offices in all 50 of the United States, in Puerto Rico, in five provinces of Canada and in the United Kingdom.  We served more than 275,000 customers in 2002 and are not dependent on any individual customer for more than 2% of our annual revenue.  Our annual revenue was $862.7 million in 2002, $917.0 million in 2001 and $976.6 million in 2000.

We had 748 operating branches as of December 31, 2002. We see opportunities for growth of our business, including opportunities to expand operations overseas.  We expect to open approximately 40 new dispatch offices in 2003, 15 of which are expected to be in the United Kingdom.  While we do not anticipate closing a significant number of dispatch offices in 2003, we will continue to analyze the performance and financial viability of each of our offices.  We are focusing on increasing the revenue and profitability in each dispatch office through the implementation of measures designed to control costs and improve customer satisfaction, marketing effectiveness and retention and training of our dispatch office staff.

Our business includes an element of seasonal fluctuation.  Construction and landscaping businesses and, to a lesser degree, other customer businesses, typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months.  Inclement weather can slow construction and landscaping activities in such periods.  As a result, we generally experience an increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

Gross profit reflects the difference between our revenue from services and the cost of services.  Cost of services includes the wages and related payroll taxes of temporary workers, workers’ compensation expense, unemployment compensation insurance and transportation.  Gross profit has historically been affected by numerous factors, including competitive pressures on billing rates, wage rate increases, increases in payroll related taxes, and increases in workers’ compensation charges.  Although we have implemented policies and procedures to monitor pay rates and other components of cost of services, as well as billing rates, we may experience fluctuations in our gross profit margin from time to time.  Pressure on our margins was intense during 2002 and we expect it to remain so throughout 2003.

Summary of Critical Accounting Policies.  Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to workers’ compensation claims, bad debts, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Workers’ Compensation Reserves. We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to net present value. We are currently using a discount rate of 5%. The selection of the discount rate is based on returns on “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.  We evaluate the reserve regularly throughout the year and make adjustments as needed.  If the actual cost of such claims and related expenses exceeds the amounts estimated, or if the discount rate must be lowered, additional reserves may be required.

Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate this allowance regularly throughout the year and make adjustments as needed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Reserves for Contingent Legal and Regulatory Liabilities. We have established reserves for contingent legal and regulatory liabilities, based on management’s estimates and judgments of the scope and likelihood of such liabilities. We evaluate this reserve regularly throughout the year and make adjustments as needed.  If the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period the estimate changes.

Liquidity and Capital Resources

Cash Flow Summary

Net cash provided by operating activities was $41.7 million, $56.9 million and $42.3 million in 2002, 2001 and 2000, respectively.  Our accounts receivable typically peak in the third quarter and are collected in the fourth quarter, in line with the seasonality of our sales.  Improved collection efforts first implemented in early 2001 resulted in a decrease in the number of days sales outstanding in our accounts receivable.  As a result, we experienced increased cash inflows for 2001 compared to 2002.  Those improved collection efforts have remained in place since that time; therefore, a smaller benefit was realized during 2002.  In addition to the accounts receivable changes discussed above, cash flow from operations during 2002 compared to 2001 was impacted by the growth in our workers’ compensation reserve.

The increase in cash flows from operations in 2001 as compared to 2000 is largely due to the increase in collections of accounts receivable, explained above, offset by the decrease in year-over-year net income and other current liabilities.

We typically pay our temporary workers on a daily basis, bill our customers weekly and, on average, collect monthly.  Consequently, from time to time we may experience negative cash flow from operations.

We used net cash in investing activities of $86.0 million in 2002, $34.3 million in 2001 and $18.3 million in 2000.  The $51.7 million increase in cash used in investing activities in 2002 as compared to 2001 is due primarily to a $29.7 million increase in our restricted cash usage.  That increase over 2001 is due primarily to the fact that as of December 31, 2002 we had $39.0 million of restricted cash cross collateralizing our Accounts Receivable Facility as compared to $15.0 million at December 31, 2001.  Additionally, we used restricted cash to replace some unsecured surety bonds.  The remaining increase in cash used in investing activities is due to net investments in marketable securities of $21.3 million.

The increase in cash used in investing activities in 2001 as compared to 2000 was due primarily to the $32.5 million increase in restricted cash and other assets, which was primarily used to collateralize our workers’ compensation program and our Accounts Receivable Facility, offset by a decrease in capital expenditures.

Net cash provided by (used in) financing activities was $64.1 million, ($9.6) million and ($4.7) million in 2002, 2001 and 2000, respectively.  We had net cash provided by financing activities in 2002 due to the net proceeds of $67 million from the issuance of the Notes.  Additionally, we had $6.0 million less in payments on debt during 2002.

As of December 31, 2002, we had Board authorization to repurchase up to approximately 2.2 million shares. During 2003, we anticipate committing a minimum of $5.0 million of cash towards repurchasing shares.

The increase in cash used in financing activities in 2001 as compared to 2000 was due mainly to an increase in the amount paid on debt, which included our $6.2 million loan on our new corporate headquarters.  Additionally, in 2001 we repurchased and retired approximately $3.1 million of common stock, which was $8.6 million less than in 2000.

The following table provides a summary of our contractual obligations as of December 31, 2002 by due date:

	Payments Due By Year (In Thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (a)	$70,000	—	—	$70,000	—
Capital lease obligations (b)	6,375	2,647	3,442	286	—
Operating leases (c)	2,732	1,621	1,080	31	—
Other long-term obligations (d)	8,200	4,195	4,005		—

Total Contractual Cash Obligations	$87,307	$8,463	$8,527	$70,317	—

(a)          Convertible Subordinated Notes further described in Note 4 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

(b)         Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.

(c)          Excludes all payments related to leases cancelable within ninety days.

(d)         Voice and data service contracts.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of December 31, 2002:

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit (e)	$80,000	—	—	$80,000	—
Line of credit (f)	9,625	500	1,000	8,125	—
Secured surety bonds	6,700	6,700	—	—	—
Unsecured surety bonds	20,000	20,000	—	—	—

Total Commercial Commitments	$116,325	$27,200	$1,000	$88,125	—

Other Commitment Capacity

Workers’ Assurance Program (g)	49,600

Total Commercial Commitments and other Collateral Capacity	$165,925

Total Collateral Commitments Outstanding At December 31, 2002	(126,420)

Available Commitment Capacity	$39,505

(e)          See Note 10 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

(f)            No balance outstanding. See description of Revolving Credit Facility below.

(g)         See description below in Capital Resources.

Capital Resources

In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006.  The Accounts Receivable Facility provides loan advances through the sale of substantially all of our eligible domestic accounts receivable to a wholly owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility includes a corporate guarantee by us and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain income and net worth levels and a certain ratio of income to fixed charges.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash.  We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 1.1% above the commercial paper rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility and expect to remain in compliance for the balance of 2003.

We have agreements with certain financial institutions through our wholly owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”) that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  At December 31, 2002 we had restricted cash in our Workers’ Assurance Program totaling $49.6 million after restricting $30.0 million during 2002.  Of this cash, $20.4 million was committed to insurance carriers leaving $29.2 million available for future collateral needs.  We are able to restrict up to an additional $30.0 million during 2003 through the use of this program.

In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of December 31, 2002 the available borrowing amount was $9.6 million with interest at the fluctuating rate per annum of .75% below the prime rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

During 2002, the Company issued 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) in the aggregate principal amount of $70.0 million.  Interest is payable on the Notes on June 15 and December 15 of each year.  Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, the Company may redeem some or all of the Notes at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

We provide workers’ compensation insurance to our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured.  However, should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount would be the responsibility of the insurance carrier.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation liability with irrevocable letters of credit, cash-backed instruments, or surety bonds.  Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation liability for which they are responsible.  Such amounts can increase or decrease independent of our assessments and reserves.  At December 31, 2002 and 2001 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below:

	2002	2001

Accounts Receivable Facility letters of credit	$79.9	$54.9
Secured surety bonds	6.7	5.0
Unsecured surety bonds	19.4	38.2
Workers’ Assurance Program cash-backed instruments	20.4	18.4

Total Collateral Commitments	$126.4	$116.5

Our total collateral committed exceeds our workers’ compensation reserve due to several factors including, (a) our claims reserves are discounted to net present value and our collateral commitments are based on the gross, undiscounted reserve, (b) a lag in the timing of the release of collateral related to claims that have been previously paid and, therefore, are no longer reflected in the reserve, and (c) the obligation to post commitments prior to incurring the liability associated with our reserve.

Subsequent to year-end, we reduced our letters of credit in the Accounts Receivable Facility by $10.0 million, reduced our unsecured surety bonds by $13.0 million and increased our Workers’ Assurance Program cash-backed instruments by $28.5 million for a net increase in our total collateral commitments of $5.5 million.

The letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit as of December 31, 2002.  Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but do not exceed 2.0% of the bond amount.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims.  Although the estimated claims are expensed as incurred, the claim payments are made over a period of several years.  Collateral for our workers’ compensation program is posted with various state workers’ compensation programs and insurance carriers based upon their assessments of our potential liabilities.  Due to the timing difference between the recognition of expense and claim payments as described above, both our reserves and our collateral obligations will continue to grow.

The following table provides an analysis of changes in our workers’ compensation claims reserves.  Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.

	2002	2001	2000

Beginning Balance	$61,615	$48,224	$34,968

Self-Insurance Reserve Expense
Expenses related to current period (net of discount)	43,374	37,196	38,307
Expenses related to prior years (net of discount)	15,208	10,634	3,944
Total	58,582	47,830	42,251

Amortization of prior year discount	2,536	2,009	1,879

Payments
Payments related to current period	(7,183)	(8,068)	(8,985)
Payments related to prior years	(29,656)	(28,380)	(21,889)
Total	(36,839)	(36,448)	(30,874)

Ending Balance	$85,894	$61,615	$48,224

Our workers compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Regularly, throughout the year, management reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals.  Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  During 2002 we changed our discount rate to 5.0% from 6.0%.

Factors we consider in establishing and adjusting these reserves include, among other things, (a) the estimates provided by our independent actuaries, (b) our mix of business by state and by type of work performed, (c) industry and nationwide trends in benefit costs, (d) appropriate discount rates and estimated payment patterns, and (e) future savings related to claims management and other cost containment measures.  Factors that have caused our estimated losses for prior years to change include, among other things, (i) inflation of medical and indemnity costs at a rate higher than originally anticipated, (ii) regulatory and legislative developments that have increased benefits and settlement requirements in several states, (iii) the actual mix of business was different than previously anticipated, (iv) adjustments to the discount rate, and (v) a potential overestimation of the benefits of certain claims management and other cost containment measures we implemented in 1998.

Recent Development Related to Workers’ Compensation Collateral and Insurance Coverage.

Our workers’ compensation policies are subject to annual review and renewal.  Kemper Insurance Company has provided our coverage for occurrences in 2001 and 2002. While we have renewed our policy with Kemper for 2003, we have received notice that Kemper has decided to exit the large national account insured business and, as a result, will not be providing us coverage for 2004.  We are already exploring alternative carriers and expect that we will secure coverage for 2004. However, there is inherent uncertainty in this process and we cannot be certain that such alternative coverage, if available, will not result in higher premium costs or collateral requirements.

Other

Included in cash and cash equivalents at December 31, 2002 is cash held within dispatch office CDMs for payment of temporary payrolls in the amount of approximately $17.5 million as compared to $16.5 million at December 31, 2001.

Our capital expenditures for the years ended December 31, 2002, 2001 and 2000 were $3.7 million, $6.5 million and $20.6 million, respectively.  We anticipate that our capital expenditures will be approximately $6.0 million in 2003.

Results of Operations

The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Income for the periods indicated:

	Year ended December 31,
	2002	2001	2000
Revenue from services	100.0%	100.0%	100.0%
Cost of services	71.0	70.0	70.0
Gross margin	29.0	30.0	30.0
Selling, general and administrative expenses	25.5	27.6	27.5
Depreciation and amortization	1.1	0.9	0.8
Interest income (expense) and other, net	(0.3)	0.1	(0.1)
Income before taxes on income	2.1	1.6	1.6
Net income	1.3	1.0	1.0

Dispatch Offices.  The number of offices declined to 748 at December 31, 2002 from 756 locations at December 31, 2001, a net decrease of 8 dispatch offices or 1.1%.  While we ended 2002 with a similar number of branches as at the end of 2001, for the first three quarters we operated 8% fewer offices than we had a year earlier.  The number of offices declined to 756 at December 31, 2001 from 816 locations at December 31, 2000, a net decrease of 60 dispatch offices or 7.4%, as we closed certain under performing offices and consolidated customers with nearby offices to maintain our profitability during the economic downturn.

Revenue from Services, Cost of Services and Gross Margin.  The slowdown in the U.S. economy has impacted the light industrial labor markets, which in turn reduced our overall revenue significantly.  Revenue from services decreased to $862.7 million in 2002 as compared to $917.0 million in 2001, a decrease of $54.2 million or 5.9%.  We experienced a similar decrease in revenue of 6.1% from 2000 to 2001 when our revenue dropped from $976.6 to $917.0.  The decrease in revenue is primarily due to a weakened U.S. economy and the fact that we operated fewer branches in 2002 compared to 2001 as well as in 2001 compared to 2000. During 2002, our average bill rates increased less than 1% over 2001 while during 2001 they increased approximately 2% as compared to 2000.  Average revenue per branch increased 4.9% in 2002 over 2001 while we had experienced a 1.3 % decrease in average revenue per branch in 2001 compared to 2000.

	(In Thousands)
	2002	2001	2000
Increase (decrease) in revenue from dispatch offices open for full year	$(58,956)	$(70,548)	$44,247
Revenue from new dispatch offices opened during year	4,724	10,940	81,453
Total increase (decrease) over prior year	$(54,232)	$(59,608)	$125,700

Cost of services was 71% of revenue for 2002 and 70% for both 2001 and 2000.  The increase in cost of services as a percent of revenue in 2002 was due primarily to increased workers’ compensation expense accrued in response to recent trends in medical costs and benefits.  Average pay rates grew less than 1% in both 2002 and 2001.  As a result of the increase in workers’ compensation costs, our gross margins were 29% in 2002 compared to 30% in both 2001 and 2000.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $220.2 million in 2002 as compared to $252.7 million in 2001, a decrease of $32.5 million or 12.9%.  The decrease in SG&A expenses is primarily a result of the decrease in revenue and number of dispatch offices.  However, $5.8 million of the savings was a result of a reduction in our bad debt expense as a percent of revenue from 1.8% in 2001 to 1.2% in 2002.  We also decreased our advertising spending by $4.9 million or 34.3% compared to 2001.  During 2001, we reduced SG&A expenses $15.7 million, or 5.9%, compared to 2000.  SG&A expenses were 25.5% of revenue in 2002 as compared to 27.6% in 2001 and 27.5% in 2000.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $9.1 million in 2002, $8.2 million in 2001 and $7.4 million in 2000.  The increase in depreciation and amortization expense is primarily due to greater depreciation resulting from the addition of $3.7 million and $6.5 million of property and equipment during 2002 and 2001, respectively.

Interest and Other Income (Expense), Net.  We recorded net interest and other income (expense) of ($2.8) million in 2002 as compared to $0.8 million in 2001 and ($0.8) million for 2000.  The increase in other expense in 2002 is a result of the interest on the 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) that were issued in June 2002.  Additionally we realized a $1.1 million pretax gain on the sale of real estate during 2001 and no similar gains occurred in 2002.

Taxes On Income.  Our effective tax rate was 35.3% in 2002 compared to 38.0% in 2001 and 36.9% in 2000.  The decrease in 2002 as compared to 2001 is largely a result of Work Opportunity, Welfare to Work and Empowerment Zone tax credits.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal credits, certain non-deductible expenses and the valuation allowance discussed below.

We had a net deferred tax asset of approximately $18.6 million at December 31, 2002, resulting primarily from workers’ compensation reserves and allowance for doubtful accounts.  We have assessed our past earnings history and trends, projected sales, expiration dates of loss carry-forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against our carryforward benefits in the amount of $2.8 million at December 31, 2002 and $1.5 million at December 31, 2001.

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

The short-term, light industrial niche of the temporary services industry is highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly for provision of light industrial personnel, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately  and fully offset increased costs of doing business, including increased labor costs and increased costs for workers’ compensation insurance. As a result of these forces, we have in the past faced pressure on our operating margins. This margin pressure was particularly severe during 2002 and we expect it to remain severe throughout 2003. We cannot assure you that we will not continue to face pressures on our margins. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

We have recently experienced a decline in revenue, and this trend may continue, which could cause the price of our securities to decline.

We had revenue of $863 million in 2002 compared to $917.0 million in 2001 and $976.6 million in 2000. The decline in revenue in 2001 and 2002 was primarily due to our consolidation of dispatch offices and a decrease in average revenue per dispatch office during the recent economic downturn. We cannot assure you that this decline in revenue will not continue or that our revenue and profits will not continue to be adversely affected by unfavorable economic conditions. Any continuation of these trends could cause the price of our securities to decline.

If we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our financial condition or results of operations may suffer.

We are required to pay workers’ compensation benefits for our temporary workers and regular employees. We have seen a tightening insurance market that has resulted in significantly increased insurance costs and higher deductibles, including workers’ compensation insurance. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis.  Kemper Insurance Company has provided our coverage for occurrences in 2001 and 2002.  While we have renewed our policy with Kemper for 2003, we have received notice that Kemper has decided to exit the large national account insured business and, as a result, will not be providing us coverage for 2004.  While we are exploring alternative carriers, there is inherent uncertainty in this process and we cannot be certain that alternative coverage, if available, will not result in significantly higher premium costs or collateral requirements.  Additionally, our business would be significantly adversely impacted if we were unable to secure coverage for 2004.

We expect that the amount of collateral that we are required to post to support our workers’ compensation obligations will increase, which will reduce the capital we have available to grow and support our operations.

We are required to maintain commitments such as standby letters of credit, restricted cash, or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. Historically, we have been required to pledge cash or other assets in order to obtain standby letters of credit. Prior to 2000, we were able to obtain surety bonds while posting no or very little collateral. The amounts and costs of our surety bonds are subject to annual review and renewal, and they generally can be cancelled by the issuer with 60 days notice. During the twenty-four month period ended December 31, 2002, we reduced our unsecured surety bonds by approximately $25.0 million. We will likely be required in future periods to replace our surety bonds with letters of credit or similar commitments, for which we also would likely be required to pledge cash or other collateral. We sometimes face difficulties in recovering our collateral from insurers, particularly where those insurers were themselves in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

Our reserves for workers’ compensation claims, allowance for doubtful accounts, and other liabilities may be inadequate, and we may incur additional charges if the actual costs of these claims exceed the amounts estimated.

We maintain a reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. This reserve, which reflects potential liabilities that span several years, is discounted to its net present value using a discount rate of 5%. We evaluate the accrual rates for our reserves regularly throughout the year and make adjustments as needed. If the actual cost of such claims and related expenses exceed the amounts estimated, or if the discount rate represents an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required.  We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s estimates and judgments of the scope and likelihood of these liabilities. We cannot assure you that our reserves are adequate. If the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

Determinations that we have misclassified the jobs performed by our workers for workers’ compensation insurance purposes, even if the misclassifications are inadvertent, could result in us owing penalties to government regulators and/or having to record additional expense.

In  five states, Canada and Puerto Rico, we pay workers’ compensation insurance premiums directly to the government in amounts based in part on the classification of jobs performed by our workers. From time to time, we are subject to audits by various state regulators regarding our classifications of jobs performed by our workers. The classification of jobs performed by our workers is one of many factors taken into account by our actuaries in helping us determine the adequacy of our financial reserves for our workers’ compensation exposure. If it is determined that we have materially misclassified a number of our workers, we could be required to increase our financial reserves for our workers’ compensation liability, which could harm our results of operations and could cause the price of our securities to decline.

Some insurance companies with which we have previously done business are in financial distress. If our insurers do not fulfill their obligations, we could experience significant losses.

We have purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company provides coverage for occurrences in 2001, 2002 and the current year and, prior to 2001, Legion Insurance Company and Reliance Insurance Company provided coverage to us. Many insurance carriers are experiencing unfavorable claims experience and loss of their own reinsurance coverage. As a result, these carriers are in substantially weakened financial condition. To the extent that we experience claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may be forced to satisfy a portion of those claims directly; this in turn could harm our financial condition or results of operations. In addition, our insurance policies must be reviewed annually, and we cannot guarantee that we will be able to successfully renew such policies for the coming year or any year thereafter.

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

A significant portion of our revenue is derived from operations in a limited number of markets. Recessions in these markets have harmed and could continue to harm our operations.

A significant portion of our revenue is derived from our operations in a limited number of states. Revenue generated from operations in California, Texas and Florida, in the aggregate, accounted for approximately 34.9% and 35.2% of our overall revenue in 2002 and 2001, respectively. The California economy has been particularly hard-hit by the most recent economic recession. California is our largest market and continued economic weakness in this region or our other key markets could harm our business.

Any significant economic downturn could result in our clients using fewer temporary employees, which could harm our business.

During 2001 and 2002, the slowdown in the U.S. economy significantly impacted the light industrial labor markets and reduced our revenue significantly. Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. As a result, any significant economic downturn could harm our business, financial condition or results of operations.

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

We compete with other temporary personnel companies to meet our customer needs and we must continually attract reliable temporary workers to fill positions. We have in the past experienced short-term worker shortages and we may continue to experience such shortages in the future. If we are unable to find temporary workers to fulfill the needs of our customers over a long period of time, we could lose customers and our business could suffer.

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

Arthur Andersen LLP served as our independent auditor from 1997 until May 3, 2002, when our board of directors dismissed Andersen due to events that had cast doubt on Andersen’s future. As a result of our termination of Andersen, we have retained the accounting firm of PricewaterhouseCoopers LLP to serve as our new independent accountants.  Andersen can no longer provide us with representations relating to our historical financial statements for the year ending on December 31, 2001 and prior years. We cannot predict the impact of Andersen’s failure to make the required representations and cannot assure you that our ability to make timely SEC filings will not be impaired. Furthermore, relief that may be available to investors under the federal securities laws against auditing firms may not be available as a practical matter against Andersen.

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

We have experienced significant management turnover. The loss of any of our key personnel could harm our business.

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

Establishment and expansion of our international operations will burden our resources and may fail to generate a substantial increase in revenue.

As of December 31, 2002, we had 31 dispatch offices in the United Kingdom and 31 in Canada. We currently anticipate opening additional dispatch offices in the United Kingdom in 2003. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:

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

Item 7A.                          QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At December 31, 2002, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from levels at December 31, 2002 would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

At December 31, 2002, our marketable securities consist of revenue bonds and other municipal obligations. Therefore, an increase in interest rates immediately and uniformly by 10% from levels at December 31, 2002 would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 8.                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements
Consolidated Balance Sheets – December 31, 2002 and 2001
Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholder’s Equity – Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Comprehensive Income - Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Report of Independent Accountants
Report of Independent Public Accountants
Selected Quarterly Financial Data (unaudited)

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	December 31, 2002	December 31, 2001

CURRENT ASSETS:
Cash and cash equivalents	$69,255	$48,865
Marketable securities	21,322	—
Accounts receivable	4,938	3,902
Accounts receivable pledged under securitization agreement	68,540	64,659
Allowance for doubtful accounts	(6,491)	(5,649)
Prepaid expenses, deposits and other	10,538	11,596
Income tax receivable	—	1,537
Deferred income taxes	9,188	9,031

Total current assets	177,290	133,941

PROPERTY AND EQUIPMENT:
Buildings and land	15,536	15,119
Computers and software	26,102	31,792
Cash dispensing machines	14,214	13,443
Furniture and equipment	1,625	1,639

	57,477	61,993
Less accumulated depreciation and amortization	26,260	25,099

Property and equipment, net	31,217	36,894

OTHER ASSETS:
Restricted cash and other assets	95,311	33,357
Deferred income taxes	9,425	9,189
Other assets	3,957	1,062

Total other assets	108,693	43,608

Total assets	$317,200	$214,443

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Value Data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2002	December 31, 2001

CURRENT LIABILITIES:
Accounts payable	$10,456	$14,160
Accrued wages and benefits	12,000	12,132
Income tax payable	822	—
Current portion of workers’ compensation claims reserve	32,215	25,061
Current maturities of long-term debt	2,343	1,845

Total current liabilities	57,836	53,198

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	73,574	4,998
Workers’ compensation claims reserve	53,679	36,554

Total long-term liabilities	127,253	41,552

Total liabilities	185,089	94,750

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,773 and 40,602 shares issued and outstanding	50,854	50,665
Cumulative foreign currency translation adjustment	127	(467)
Cumulative unrealized gain on marketable securities	49	—
Retained earnings	81,081	69,495

Total shareholders’ equity	132,111	119,693

Total liabilities and shareholders’ equity	$317,200	$214,443

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2002, 2001 and 2000

In Thousands (Except Per Share Data)

	2002	2001	2000
Revenue from services	$862,733	$916,965	$976,573

Cost of services	612,661	641,911	684,093
Gross profit	250,072	275,054	292,480

Selling, general and administrative expense	220,216	252,739	268,379
Depreciation and amortization	9,144	8,203	7,380
Income from operations	20,712	14,112	16,721

Interest and other income (expense), net	(2,810)	755	(776)
Income before taxes on income	17,902	14,867	15,945

Income tax	6,316	5,652	5,886

Net income	$11,586	$9,215	$10,059

Net income per common share:
Basic	$0.28	$0.23	$0.24
Diluted	$0.28	$0.23	$0.24

Weighted average shares outstanding:
Basic	41,017	40,573	42,295
Diluted	41,771	40,702	42,508

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

In Thousands

	2002	2001	2000
Preferred stock
Balance, beginning of year	$—	$—	$854
Preferred stock repurchased	—	—	(854)
Balance, end of year	—	—	—

Common stock
Balance, beginning of year	50,665	52,074	60,189
Common stock issued on the exercise of options and warrants	2,952	427	1,210
Common stock issued through employee benefit plans	929	1,229	1,499
Common stock repurchased	(3,692)	(3,065)	(10,824)
Balance, end of year	50,854	50,665	52,074

Cumulative foreign currency translation adjustment
Balance, beginning of year	(467)	(250)	(151)
Foreign currency translation adjustment	594	(217)	(99)
Balance, end of year	127	(467)	(250)

Cumulative unrealized gain or loss on marketable securities
Balance, beginning of year	—	—	—
Unrealized gain on marketable securities	49	—	—
Balance, end of year	49	—	—

Retained earnings
Balance, beginning of year	69,495	60,280	50,244
Net income	11,586	9,215	10,059
Preferred stock dividends	—	—	(23)
Balance, end of year	81,081	69,495	60,280
Total shareholders’ equity	$132,111	$119,693	$112,104

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2002, 2001 and 2000

In Thousands

	2002	2001	2000
Net income	$11,586	$9,215	$10,059
Other comprehensive income:
Foreign currency translation adjustment	594	(217)	(99)
Unrealized gain on marketable securities	49	—	—
Other comprehensive income (loss) before tax	643	(217)	(99)
Income tax (expense) benefit related to other comprehensive income	(227)	82	37
Other comprehensive income, net of tax	416	(135)	(62)
Comprehensive income	$12,002	$9,080	$9,997

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

In Thousands

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,586	$9,215	$10,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,626	8,340	7,380
Provision for doubtful accounts	10,697	16,702	15,425
Deferred income taxes	(393)	1,072	(4,448)
Other operating activities	999	26	428
Changes in operating assets and liabilities
Accounts receivable	(14,772)	13,424	(14,726)
Workers’ compensation claims reserve	24,279	13,391	13,231
Other current assets	912	(1,159)	5,151
Other current liabilities	(1,200)	(4,067)	9,800

Net cash provided by operating activities	41,734	56,944	42,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,516)	(6,537)	(18,421)
Purchase of marketable securities	(28,253)	—	—
Maturities of marketable securities	6,980	—	—
Restricted cash and other assets	(62,204)	(32,477)	(54)
Proceeds from sale of property and equipment	—	4,738	139
Net cash used in investing activities	(85,993)	(34,276)	(18,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee benefit plans	2,895	1,353	2,257
(Payments on) additions to debt, net	(2,126)	(7,912)	4,825
Proceeds from issuance of convertible Notes	70,000	—	—
Payments for offering costs	(2,960)	—	—
Purchase and retirement of common stock	(3,692)	(3,065)	(10,824)
Purchase and retirement of preferred stock	—	—	(854)
Preferred stock dividends paid	—	—	(66)
Net cash provided by (used in) financing activities	64,117	(9,624)	(4,662)
Effect of exchange rates on cash	532	(227)	(99)

Net increase in cash and cash equivalents	20,390	12,817	19,203
CASH AND CASH EQUIVALENTS, beginning of year	48,865	36,048	16,845
CASH AND CASH EQUIVALENTS, end of year	$69,255	$48,865	$36,048

See accompanying notes to consolidated financial statement

LABOR READY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Labor Ready, Inc. and its wholly-owned subsidiaries provide temporary staffing and related services for manual labor jobs to customers primarily in the industrial and small business markets from 748 offices located throughout the United States (including Puerto Rico), Canada and the United Kingdom.  We provide services to a wide variety of customers, none of which individually comprise a significant portion of revenue within a geographic region or for us as a whole.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Principles of Consolidation

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

Advertising costs.  We expense production costs of print, radio and advertisements as of the first date the advertisements take place.  Advertising expenses included in selling, general and administrative expenses were $9.4 million in 2002, $14.3 million in 2001 and $17.4 million in 2000.

Cash and cash equivalents.  We consider all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

Property and equipment.  Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are 40 years for buildings, 10 years for leasehold improvements, 3 to 5 years for computers and software, 7 years for cash dispensing machines and 5 to 10 years for furniture and equipment.

Other assets.  Other assets consist primarily of capitalized issuance  costs associated with our financing instruments.  Other assets are stated at cost and are amortized using the straight-line method, which approximates the effective interest method, over periods matching the financing.

Income taxes.  Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

Foreign currency translation adjustments.  Cumulative foreign currency translation adjustments relate to our consolidated foreign subsidiaries, Labour Ready Temporary Services, Ltd.  (Canada) and Labour Ready Temporary Services UK Limited.  Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year.  Translation adjustments resulting from this process are charged or credited to other comprehensive income (“OCI”).

Use of estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  Examples of areas where significant use of estimates occur are our allowance for doubtful accounts, our deferred tax assets, our workers’ compensation claims reserves and our contingent liabilities.  Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from estimates.

Stock-based compensation.  We follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations to account for stock options and employee stock purchase plans.  Since the exercise price of our employee stock options is not less than the market price of the underlying stock at the date of grant, under APB Opinion No. 25, no compensation cost is recognized.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, requires us to provide pro forma information regarding net income and earnings per share as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

Under the provisions of SFAS No. 123, our net income would have been reduced to the pro forma amounts indicated below (in thousands):

	2002	2001	2000
Net Income
As Reported	$11,586	$9,215	$10,059
Pro Forma	$11,366	$7,396	$5,238

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.  The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.  The adoption of this standard should have no material impact on our financial statements.

In June 2002, FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002.  Under SFAS 146, severance costs are accrued when a liability is incurred instead of when a plan is approved and communicated. The adoption of this statement should not have a material effect on our results of operations or financial position.

In August 2001, FASB approved SFAS No. 143, Accounting for Asset Retirement Obligations, which will be effective beginning fiscal year 2003.  SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The adoption of this statement should not have a material effect on our results of operations or financial position.

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations. The aggregate cost and fair values of our Marketable Securities was $21.3 million at December 31, 2002. At December 31, 2002, those securities are classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at December 31, 2002. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the year ended December 31, 2002, there were no sales of available-for-sale securities.

NOTE 3: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits with independent financial institutions for the purpose of securing our obligations in connection with our workers’ compensation program and for cross collateralization of our Accounts Receivable Facility.  These deposits may be released as workers’ compensation claims are paid or when letters of credit are released.

The following is a summary of restricted cash and other assets as of December 31, 2002 and December 31, 2001 (in thousands):

	2002	2001
Workers’ Compensation Related
Workers’ Assurance Program cash-backed instruments	$20.4	$18.4
Secured surety bonds	6.7	—
Available for future commitments	29.2	—
Subtotal	$56.3	$18.4
Accounts Receivable Facility	39.0	15.0

Total Restricted Cash and Other Assets	$95.3	$33.4

NOTE 4: LONG-TERM DEBT

Convertible Subordinated Notes - During 2002, the Company issued 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) in the aggregate principal amount of $70.0 million.  Interest is payable on the Notes on June 15 and December 15 of each year.  Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, the Company may redeem some or all of the Notes at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period.

Capital Leases – The following is a summary of property held under capital leases:

(Amounts in Thousands)

	2002	2001

Computers and software	$426	$—
Cash dispensing machines	13,681	12,915
	14,107	12,915
Less accumulated depreciation and amortization	7,681	5,562

	$6,426	$7,353

Minimum future lease payments under capital leases as of December 31, 2002 for each of the next five years and in the aggregate are (in thousands):

December 31,

2003	$2,647
2004	2,443
2005	999
2006	230
2007	56
Total minimum lease payments	6,375
Less amounts representing interest and taxes	458
Present value of net minimum lease payments	$5,917

Interest rates on capitalized leases range from 6.37% to 9.12% and are payable over 24 to 84 months.

NOTE 5: WORKERS’ COMPENSATION INSURANCE

We provide workers’ compensation insurance to our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. However, should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount are the responsibility of the insurance carrier.

We establish a reserve for the deductible portion of our workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of December 31, 2002 and December 31, 2001 are workers’ compensation claims reserves in the amounts of  $85.9 million and $61.6 million, respectively.  During 2002 we reduced the rate we use to discount our reserves from 6.0% to 5.0%. The selection of this discount rate is based on returns on “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.

Workers’ compensation expense recorded as part of cost of services consists of four components:  self-insurance reserves, monopolistic states premium, excess insurance premium and amortization of discount.  Workers’ compensation expense totaling $67.5 million, $58.2 million and $54.2 million was recorded for the year ended December 31, 2002, December 31, 2001 and December 31, 2000 respectively.

For workers’ compensation claims originating in Washington, Ohio, West Virginia, North Dakota, Wyoming, Canada and Puerto Rico (the “monopolistic states”) we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs.  The insurance premiums are established by each jurisdiction, generally based upon the job classification of the insured workers and our previous claims experience. For work related claims originating in the United Kingdom which exceed amounts covered by governmental medical insurance programs, we have purchased an employers’ liability insurance policy that carries a 25 million British Pound limit in total.

NOTE 6: PREFERRED STOCK

We have authorized 20,000 shares of blank check preferred stock.  The blank check preferred stock is issuable in one or more series, each with such designations, preferences, rights, qualifications, limitations and restrictions as our Board of Directors may determine and set forth in supplemental resolutions at the time of issuance, without further shareholder action.

The initial series of blank check preferred stock authorized by the Board of Directors was designated as Series A Preferred Stock.  At December 31, 2002, 2001 and 2000 we had no outstanding shares of preferred stock.  We repurchased, at par value plus accumulated dividends, and retired 6,486 shares of Series A Preferred Stock in 2000.

NOTE 7: COMMON STOCK

During 2002, 2001 and 2000, we repurchased 579 shares, 836 shares, and 2,377 shares of common stock on the open market for cash consideration of $3,692, $3,065 and $10,824, respectively.  The repurchased shares were retired and are available for reissuance.

The Company has a Shareholders Rights Plan (“the Rights Plan”), which declares a dividend distribution of one right for each outstanding share of our common stock.  Under the terms of the Rights Plan, each right entitles the holder to purchase one one-hundredth of a share of the Series A Preferred Stock at an exercise price of $50.25.  Subject to certain limited exceptions, the rights are exercisable a specified number of days following (1) the acquisition by a person or group of persons of 15% or more of our common stock, or (2) the commencement of a tender or exchange offer for 15% or more of our common stock.  We have reserved 844 shares of the Series A Preferred Stock for issuance upon exercise of the rights.  We may redeem the rights subject to the approval of the Board of Directors, for $0.01 cents per right in accordance with the provisions of the Rights Plan.  If any group or person acquires 50% or more of our common stock, the holders of the unredeemed rights (except for the acquiring group or person) may purchase for the exercise price, the number of shares having a market value equal to two times the exercise price.  The rights expire in January of 2008, unless redeemed earlier by us.

NOTE 8: INCOME TAXES

Temporary differences which give rise to deferred tax assets and (liabilities) consist of the following (in thousands):

	December 31,
	2002	2001
Workers’ compensation	$18,471	$18,846
Allowance for doubtful accounts	2,418	2,238
Net operating loss carry-forwards, net of valuation allowance	780	1,673
Other, net	244	(37)
Prepaid expenses	(1,089)	(1,174)
Depreciation and amortization expenses	(2,211)	(3,326)

Net tax deferrals	$18,613	$18,220

At December 31, 2002, Labour Ready Temporary Services, Ltd and Labour Ready Temporary Services UK Limited have net operating loss carryforwards of approximately $1.4 million and $9.4 million with expiration dates through 2008 in Canada and indefinite in the UK.

We have assessed our past earnings history and trends, projected sales, expiration dates of loss carry-forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against our carryforward benefits in the amount of $2.8 million at December 31, 2002 and $1.5 million at December 31, 2001.

Income Tax consists of (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$5,533	$3,651	$8,840
State	1,176	860	1,508

Total Current	6,709	4,511	10,348

Deferred:
Federal	(449)	1,136	(3,540)
State	(47)	77	(576)
Foreign	103	(72)	(346)

Total deferred	(393)	1,141	(4,462)

Total taxes on income	$6,316	$5,652	$5,886

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated income statement are as follows (in thousands):

	Year Ended December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Income tax expense based on statutory rate	$6,266	35	$5,203	35	$5,581	35
Increase (decrease) resulting from:
State income taxes, net of federal benefit	627	4	551	4	606	4
Tax credits, net	(1,248)	(7)	—	—	—	—
Permanent differences, net	256	1	—	—	—	—
Other, net	415	2	(102)	(1)	(301)	(2)

Total taxes on income	$6,316	35	$5,652	38	$5,886	37

NOTE 9: NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing adjusted net income by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares include the dilutive effects of outstanding options and the conversion features of the Notes, except where their inclusion would be anti-dilutive.  For the year ended December 31, 2002 we had 1,208 anti-dilutive options and 5,165 anti-dilutive shares associated with the Notes.  For the years ended December 31, 2001 and 2000 we had anti-dilutive options of 2,586 and 3,471, respectively.

Basic and diluted earnings per share were calculated as follows:

	2002	2001	2000
Basic:
Net Income	$11,586	$9,215	$10,059
Less preferred stock dividends	—	—	23
Income available to common shareholders	$11,586	$9,215	$10,036

Weighted average shares outstanding	41,017	40,573	42,295

Income per share	$0.28	$0.23	$0.24

Diluted:
Income available to common shareholders	$11,586	$9,215	$10,036

Weighted average shares outstanding	41,017	40,573	42,295
Plus incremental shares from assumed conversions of options to purchase common stock outstanding at end of year	754	129	213
Weighted average shares outstanding, including dilutive effect of options	41,771	40,702	42,508

Income per share	$0.28	$0.23	$0.24

NOTE 10: COMMITMENTS AND CONTINGENCIES

Accounts Receivable Facility

In March 2001, we entered into a letter of credit facility and accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006.  The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to a wholly owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility is guaranteed by the Company and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash.

At December 31, 2002, we had a total available borrowing capacity of $80.0 million under the Accounts Receivable Facility comprised of $42.9 million of accounts receivable and $37.1 of restricted cash. The $42.9 million represents the eligible portion of our total $68.5 million of securitized accounts receivable and the $37.1 million represents the eligible portion of the $39.0 million of restricted cash cross collateralizing the Accounts Receivable Facility.  Of that borrowing capacity available at December 31, 2002, we had $79.9 million of letters of credit issued against it leaving us with $0.1 million available for future borrowings.  We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 1.1% above the Commercial Paper rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds. The letters of credit bear annual fluctuating fees, which were approximately 1.0% of the principal amount of the letters of credit as of December 31, 2002.  The surety bonds bear fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

At December 31, 2002 and 2001 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below:

	2002	2001

Accounts Receivable Facility letters of credit	$79.9	$54.9
Secured surety bonds	6.7	5.0
Unsecured surety bonds	19.4	38.2
Workers’ Assurance Program cash-backed instruments	20.4	18.4

Total Collateral Commitments	$126.4	$116.5

Subsequent to year-end, we reduced our letters of credit in the Accounts Receivable Facility by $10.0 million, reduced our unsecured surety bonds by $13.0 million and increased our Workers’ Assurance Program cash-backed instruments by $28.5 million for a net increase in our total collateral commitments of $5.5 million.

Revolving Credit Facility

In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of December 31, 2002 the available borrowing amount was $9.6 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

Legal Contingencies and Developments

From time to time we are the subject of routine compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. We are also subject to legal proceedings in the ordinary course of our operations from time to time. In accordance with accounting principles generally accepted in the United States, we have established reserves for contingent legal and regulatory liabilities, based on management’s current best estimates and judgments of the scope and likelihood of such liabilities. We intend to vigorously defend each of these proceedings, and we believe that none of these proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On July 19, 2000, Dale Kindle and Levoyd Williams filed an action in Georgia State Court, Fulton County. The suit was later amended, adding plaintiffs Quinton McGee and Jimmy T. Stringer (the “Kindle Litigation”). On August 17, 2000, Curtis Adkins filed an action in West Virginia State Court, Kanawha County (the “Adkins Litigation” ).  On October 3, 2000, Willie Wilkerson, Marco Medina and Arthur Demarchis filed an action in California State Court, Santa Clara County (the “Wilkerson Litigation”), and Anthony Flynn, Robert Hampton and Eugene Tonissen filed an action in New York State Court, Kings County (the “Flynn Litigation”). On February 14, 2001, Allen Yarbrough, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County (the “Ramirez Litigation”).

The Kindle and Wilkerson Litigation allege violations of state law in connection with the fees charged by us for voluntary use of the CDMs. The Kindle Litigation also alleged violations of state law in allegedly charging workers transportation and equipment rental fees and in purportedly failing to obtain consent of workers to exposure to hazardous chemicals. The Adkins Litigation and Ramirez Litigation alleged violation of federal or state wage and hour laws for failing to pay workers for all hours worked. In each case, the plaintiffs are present or former workers for us and are seeking unspecified damages and certification of a class of workers. Except for the Adkins Litigation, these actions also request injunctive relief.

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

On November 25, 2002, the court in the Flynn Litigation granted our motion to dismiss the lawsuit, based on the arbitration agreement signed by each of our workers.  The plaintiffs have filed an appeal.

On July 12, 2002, the court in the Ramirez Litigation certified classes of plaintiffs in connection with claims relating to waiting time, travel time and equipment charges for the period of February 1998 to present. The court declined to certify classes of plaintiffs in connection with claims relating to transportation expenses and unfair competition.

On June 25, 2002, the court in the Wilkerson Litigation certified a class of plaintiffs consisting of all workers who used Labor Ready’s optional cash dispensing machines (CDMs) from 1998 to present. The court declined to certify a class of plaintiffs in connection with claims relating to unfair competition.  In December 2002, we agreed in principle to a settlement of this case in order to avoid further cost of litigation.  The settlement is subject to court approval.  Under the terms of the settlement, we have agreed to make a contribution to a California charitable organization in the amount of one hundred thousand dollars and would pay an additional one hundred thousand dollars for the plaintiffs’ attorneys fees.

In December 2002, we also agreed to a settlement of the Kindle Litigation.  Under the terms of the settlement, the plaintiffs have agreed to dismiss the case in exchange for our agreement to make a seventy-five hundred dollar donation to a Georgia charitable organization.

In 2001 and 2002, the Washington Department of Labor and Industries (“L&I) issued assessments against us totalling $1.2 million for workers compensation premiums, penalties and interest claimed to be owing from 1998 and 1999. We disputed the assessments and appealed. The dispute was settled in September 2002. Under the terms of the settlement agreement, L&I deducted $0.1 million from a refund owed to us under the state’s retroactive rating program. L&I withdrew all remaining claims and agreed there will be no further audits or assessments for any period through June 30, 2002.

On July 3, 2002, the Office of the Arizona Attorney General filed an action against us in Arizona State Court, Pima County. The suit alleges that we violated Arizona’s “check cashers” statute in connection with fees we charge for the use of our optional cash dispensing machines. The suit seeks an injunction prohibiting such fees, as well as restitution of the fees and civil penalties for each use of the CDMs since July 2000.

On July 29, 2002, Marisol Balanderan and 55 other plaintiffs, on behalf of themselves and others similarly situated, filed an action against us and one of our customers in California State Court, Los Angeles County.  The plaintiffs seek to recover compensatory and punitive damages and attorneys fees based on allegations that they were subjected to discrimination in dispatch to jobs on the basis of their female gender, throughout a period from September 2001 through January 2002.

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION

	2002	2001	2000
	(Amounts in Thousands)
Cash paid during the period for:
Interest	$3,345	$1,927	$1,209

Income taxes	$3,511	$5,029	$8,088

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$1,200	$—	$2,161

Contribution of common stock to 401(k) plan	$277	$284	$186

Unrealized gain on marketable securities	$49	$—	$—

NOTE 12: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  The ESPP expires on June 30, 2006.  1.9 million shares of common stock have been reserved for purchase under the ESPP.  During 2002, 2001 and 2000, participants purchased 127, 320, and 273 shares in the ESPP for cash proceeds of  $652, $945, and $1,313, respectively.

NOTE 13: STOCK OPTION PLANS

We have stock option plans for directors, officers, and employees, which provide for nonqualified and incentive stock options.  The majority of our options vest evenly over a four-year period from the date of grant and then expire if not exercised within five years from the date of grant.

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002, 2001, and 2000, respectively: expected life of options of 3.5, 5, and 5 years, expected volatility of  79%, 82%, and 70%,  risk-free interest rates of 4.0%, 4.0%, and 5.0% and a 0% dividend yield.

Under the provisions of SFAS No. 123, our earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amount):

	2002	2001	2000
Earnings Per Share – As Reported
Basic	$0.28	$0.23	$0.24
Diluted	$0.28	$0.23	$0.24

Earnings Per Share – Pro Forma
Basic	$0.28	$0.18	$0.12
Diluted	$0.27	$0.18	$0.12

The following table summarizes stock option activity:

	Year Ended December 31,
	2002		2001		2000
	Shares	(1) Price	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of year	5,662	$7.12	4,791	$9.49	3,525	$10.85
Granted	1,980	$6.01	2,863	$3.76	1,926	$7.38
Exercised	(604)	$4.07	(123)	$3.48	(226)	$3.35
Canceled	(1,641)	$8.89	(1,869)	$8.80	(434)	$11.10

Outstanding at end of year	5,397	$6.52	5,662	$7.12	4,791	$9.49

Exercisable at end of year	1,411	$9.91	2,031	$9.54	1,751	$8.97
Weighted average fair value of options granted during the year		$2.26		$2.53		$4.49

(1) Weighted average exercise price.

At December 31, 2002, 2,127 shares of common stock were available for future grant under our stock option plans.

Information relating to stock options outstanding and exercisable at December 31, 2002 is as follows:

In Thousands, except per share amounts

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$2.67	-	$3.80	1,681	3.40	$3.52	264	$3.47
$3.81	-	$6.00	1,578	3.79	$5.10	241	$4.64
$6.01	-	$14.00	1,636	3.54	$7.83	482	$10.10
$14.01	-	$21.00	502	1.06	$16.73	424	$16.72
$2.67	-	$21.00	5,397	3.34	$6.52	1,411	$9.91

NOTE 14: SECTION 401K PLAN

We have a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code (“IRC”). All regular employees who are 21 years of age or older and who have completed six months of service are eligible to participate. Eligible employees may contribute up to 15% of compensation subject to certain limitations under the IRC. The Company provides discretionary matching contributions and employees must be employed as of the end of the year to receive any matching contribution. Matching contributions were $282, $278 and $178 in 2002, 2001, and 2000, respectively.

NOTE 15: RELATED PARTY TRANSACTIONS

On September 20, 2001, our then President and Chief Executive Officer Richard L. King resigned.  On October 9, 2001, we entered into a Separation Agreement with Mr. King pursuant to which we agreed to pay Mr. King a lump sum severance payment of $100,000, and Mr. King agreed to relinquish unvested stock options for 512,000 shares and waive any claims with respect to his employment with us.  Also on October 9, 2001, we executed a Consulting Agreement with Mr. King pursuant to which Mr. King agreed to provide certain consulting services upon our request and we agreed to pay Mr. King consulting fees totaling $325,000.  The Consulting Agreement expired on October 9, 2002.

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

Report of Independent Accountants

To the Board of Directors and Shareholders
of Labor Ready, Inc:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, shareholders equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Labor Ready, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.  The financial statements of Labor Ready, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 4, 2002.

PricewaterhouseCoopers /s/
January 31, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

Seattle, Washington	/s/ Arthur Andersen LLP
February 4, 2002

Selected Quarterly Financial Data (unaudited)
(in thousands, except per share data)

	First	Second	Third	Fourth
2002
Revenue from services	$170,108	$219,100	$250,899	$222,626
Gross profit	$48,762	$62,959	$73,070	$65,281
Income (loss) from operations	$(5,639)	$5,940	$14,743	$5,668
Net income (loss)	$(3,596)	$3,450	$8,481	$3,251

Net income (loss) per share
Basic	$(0.09)	$0.08	$0.21	$0.08
Diluted	$(0.09)	$0.08	$0.18	$0.08

2001
Revenue from services	$202,736	$240,004	$259,928	$214,297
Gross profit	$60,374	$71,449	$79,600	$63,631
Income (loss) from operations	$(4,859)	$4,123	$12,693	$2,155
Net income (loss)	$(3,002)	$2,870	$7,879	$1,468

Net income (loss) per share
Basic	$(0.07)	$0.07	$0.19	$0.04
Diluted	$(0.07)	$0.07	$0.19	$0.04

Item 9.                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information regarding directors and nominees for our directors is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2002, and is incorporated herein by this reference thereto.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and certain other persons to timely file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission.  Copies of the required filings must also be furnished to us.  Based solely on our review of such forms received by us or representations from certain reporting persons, we believe that during 2002 all applicable Section 16(a) filing requirements were met, except as follows:  Timothy Adams, Matthew Rodgers, Steven C. Cooper, and Joseph Sambataro, Jr., all officers of the Company, each filed a late Form 4 for a particular transaction.

Executive Officers

The names, ages and positions of our executive officers as of February 28, 2003 are listed below along with their business experience during the past five years.  No family relationships exist among any of the directors or executive officers.

Name	Age	Position
Joseph P. Sambataro, Jr.	52	Chief Executive Officer and President
Steven C. Cooper.	40	Chief Financial Officer and Executive Vice President
Matthew J. Rodgers	40	Chief Operating Officer and Executive Vice President
Timothy J. Adams	42	Executive Vice President, General Counsel and Secretary

Business Experience

The business experience and brief resume of each Executive Officer are as follows:

Joseph P. Sambataro, Jr. has served as Chief Executive Officer and President since September 2001.  Mr. Sambataro joined us in August 1997 as Executive Vice President, Treasurer, Chief Financial Officer and Assistant.  Mr. Sambataro resigned as Chief Financial Officer in January 2001 and retired from his Executive Vice President duties as of March 31, 2001.  He has been a member of our Board of Directors since 2000.  Prior to joining us, he served as the Managing Partner of the Seattle office of BDO Seidman, LLP, an accounting and consulting firm, from 1990 to 1997.  From 1985 to 1990, Mr. Sambataro was co-founder and CEO of an onsite toxic waste bioremediation company and co-founder and VP Finance of a natural products biotechnology company.  From 1972 to 1985, Mr. Sambataro was with KPMG Peat Marwick and partner in charge of audit in the Seattle office from 1983 to 1985.

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

Timothy J. Adams has served as Executive Vice President, General Counsel and Secretary since May 2001.  Mr. Adams joined us as Director of Legal Services in October 1999.  From 1996 to 1999 he was General Counsel of Saxton Incorporated, a publicly-traded real estate company in Las Vegas, Nevada.  Prior to that he spent nine years in private law practice in Las Vegas.

Item 11.                            EXECUTIVE COMPENSATION

Information concerning executive compensation is presented under the headings “Summary Compensation Table,” “Aggregated Option/SAR Exercises in 2002 and Year End Option/SAR Value,” and “Option/SAR in Last Fiscal Year” in the Proxy Statement.  This information is incorporated herein by this reference thereto.

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

Item 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 14 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

Item 14.                            CONTROLS AND PROCEDURES

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

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)              Exhibits, Financial Statement Schedules

1.               Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2.               Schedules can be found on Page 50 of this Form 10-K.

3.               The Exhibit Index is found on Pages 51 to 53 of this Form 10-K.

b)             Reports on Form 8-K.  We filed a Current Report on Form 8-K on December 13, 2002, reporting under Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9 – Regulation FD, information regarding our press release dated December 13, 2002, which updated management’s earnings and revenue estimates for the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.	3/13/03
Signature	Date
By:	Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President

/s/ Steven C. Cooper	3/13/03
Signature	Date
By:	Steven C. Cooper, Chief Financial Officer and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph P. Sambataro, Jr.	3/13/03
Signature	Date
Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President

/s/ Robert J. Sullivan	3/13/03
Signature	Date
Robert J. Sullivan, Chairman of the Board

/s/ Mark R. Beatty	3/13/03
Signature	Date
Mark R. Beatty, Director

/s/ Thomas E. McChesney	3/13/03
Signature	Date
Thomas E. McChesney, Director

/s/ Gates McKibbin	3/13/03
Signature	Date
Gates McKibbin, Director

/s/ Carl W. Schafer	3/13/03
Signature	Date
Carl W. Schafer, Director

/s/ William W. Steele	3/13/03
Signature	Date
William W. Steele, Director

CERTIFICATIONS

I, Joseph P. Sambataro, Jr., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Labor Ready, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ Joseph P. Sambataro, Jr.

Joseph P. Sambataro, Jr.
Chief Executive Officer

CERTIFICATIONS

I, Steven C. Cooper, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Labor Ready, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ Steven C. Cooper

Steven C. Cooper
Chief Financial Officer

FINANCIAL STATEMENT SCHEDULES

Schedule II, Valuation and Qualifying Accounts (in thousands)

Allowance for doubtful accounts activity was as follows:

	Year Ended December 31,
	2002	2001	2000

Balance, beginning of the year	$5,649	$7,661	$9,899

Charged to expense, net of recoveries	10,697	16,702	15,425
Write-Offs	(9,855)	(18,714)	(17,663)

Balance, end of year	$6,491	$5,649	$7,661

Workers’ Compensation Claims Reserve activity was as follows:

	2002	2001	2000

Beginning Balance	$61,615	$48,224	$34,968

Self-Insurance Reserve Expense
Expenses related to current period (net of discount)	43,374	37,196	38,307
Expenses related to prior years (net of discount)	15,208	10,634	3,944
Total	58,582	47,830	42,251

Amortization of prior year discount	2,536	2,009	1,879

Payments
Payments related to current period	(7,183)	(8,068)	(8,985)
Payments related to prior years	(29,656)	(28,380)	(21,889)
Total	(36,839)	(36,448)	(30,874)

Ending Balance	$85,894	$61,615	$48,224

EXHIBIT INDEX

FORM 10-K
Labor Ready, Inc.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation	(14)
3.2	Restated Bylaws	(14)
4.1	Indenture, between the Company and The Bank of New York, as Trustee, dated June 19, 2002	(13)
4.2	Amendment to Rights Plan and Confirmation of Appointment as Successor Rights Agent, dated June 13, 2002	(13)
4.3	Resale Registration Rights Agreement between the Company and the Initial Purchasers of the Notes, dated June 13, 2002	(13)
4.4	Second Amendment to Rights Agreement between Labor Ready, Inc. and Computer- share Trust Company, Inc. dated as of December 23, 2002

10.1	RESERVED
10.2	RESERVED
10.3	RESERVED
10.4	RESERVED
10.5	Form of equipment lease and related schedules at various dates between the Company as lessor, T&W Financial Corporation as Lessee and Diebold Corporation as Vendor	(3)
10.6	Bond to Secure Premium and Deductible Obligations between Labor Ready, Inc. Travelers Casualty and Surety Company of America, Reliance National Indemnity Company dated February 16, 1999	(4)
10.7	Form of equipment lease and related schedules at various dates between the Company as lessor, Wells Fargo Equipment Finance, Inc. as lessee	(5)
10.8	Form of equipment lease and related schedules at various dates Between the Company as lessor and LaSalle National Leasing Corporation as lessee	(6)
10.9	RESERVED
10.10	RESERVED
10.11	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Northwest, Inc., Fidelity and Deposit Company of Maryland and State of Oregon dated June 1, 2000	(7)
10.12	RESERVED
10.13	RESERVED
10.14	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Southeast, Inc., Fidelity and Deposit Company of Maryland and State of Louisiana dated July 1, 2000	(7)
10.15	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Midwest, Inc., Fidelity and Deposit Company of Maryland and State of Michigan dated July 12, 2000	(7)
10.16	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Southeast III L.P., Fidelity and Deposit Company of Maryland and State of Georgia dated July 31, 2000	(7)
10.17	RESERVED
10.18	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Midwest, Inc., Fidelity and Deposit Company of Maryland and State of Illinois dated October 10, 2000	(7)
10.19	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Central, Inc., Fidelity and Deposit Company of Maryland and State of Missouri dated September 7, 2000	(7)
10.20	RESERVED

EXHIBIT INDEX (Continued)

Exhibit Number	Description
10.21	Excess Bond to Workers’ Compensation Self-Insurer Obligations between Labor Ready Central, Inc., Fidelity and Deposit Company of Maryland and State of Arkansas dated December 28, 2000	(7)
10.22	RESERVED
10.23	RESERVED
10.24	General Indemnity Agreement between Labor Ready, Inc. and Fidelity and Deposit Company of Maryland dated June 19, 2000	(7)
10.25	RESERVED
10.26	RESERVED
10.27	RESERVED
10.28	RESERVED
10.29	Executive Employment Agreement between Labor Ready, Inc. and Steven C. Cooper dated January 9, 2001	(8)
10.30	Executive Employment Agreement between Labor Ready, Inc. and Matthew J. Rodgers dated February 21, 2001	(8)
10.31	Executive Employment Agreement between Labor Ready, Inc. and Ronald H. Sage dated April 9, 2001	(8)
10.32	Receivables Funding Agreement between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(8)
10.33	Receivables Sale and Contribution Agreement between Labor Ready, Inc. and Labor Ready Funding Corporation dated March 1, 2001	(8)
10.34	Receivables Sale Agreement between Labor Ready, Inc. and Selling Subsidiaries dated March 1, 2001	(8)
10.35	Letter of Credit Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(8)
10.36	Annex X to Receivables Funding Agreement, Receivables Sales and Contribution Agreement and Receivables Sales Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(8)
10.37	Executive Employment Agreement between Labor Ready, Inc. and Timothy J. Adams dated May 28, 2001	(9)
10.38	RESERVED
10.39	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Lumbermens Mutual Casualty Company dated June 4, 2001	(9)
10.40	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Reliance National Insurance Company dated May 15, 2001	(9)
10.41	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Travelers Casualty and Surety Company of America dated April 25, 2001	(9)
10.42	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and US Bank National Association dated February 26, 2001	(9)
10.43	Separation Agreement between Labor Ready, Inc. and Richard King dated October 9, 2001	(10)
10.44	Consulting Agreement between Labor Ready, Inc. and Richard King dated October 9, 2001	(10)
10.45	Executive Employment Agreement between Labor Ready, Inc. and Joseph P. Sambataro, Jr. dated October 2, 2001	(10)
10.46	Third Amendment to Securitization Agreements between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc. and General Electric Capital Corporation dated November 8, 2001	(10)
10.47	RESERVED

EXHIBIT INDEX (Continued)

Exhibit Number	Description
10.48	Separation Agreement between Labor Ready, Inc. and Ronald L. Junck dated May 24, 2001	(11)
10.49	RESERVED
10.50	RESERVED
10.51	RESERVED
10.52	RESERVED
10.53	RESERVED
10.54	Revolving Reducing Note and Credit Agreement between Labor Ready, Inc. and Wells Fargo Bank, National Association dated January 4, 2002	(11)
10.55	Form of equipment lease and related schedules at March 28, 2002 between Labour Ready Temporary Services UK Limited as lessee and GE Capital Equipment Finance LTD as lessee.	(12)
10.56	Consent of Wells Fargo, dated June 12, 2002	(13)
10.57	Fourth Amendment to Securitization Agreements between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc., and General Electric Capital Corporation dated June 12, 2002	(13)
10.58	Second Amendment to Letter of Credit Agreements between Labor Ready, Inc. and General Electric Capital Corporation dated June 12, 2002	(13)
10.59	First Amendment to Credit Agreement between Labor Ready, Inc. and Wells Fargo Bank, National Association, dated July 31, 2002	(13)
10.60	Third Amendment to Letter of Credit Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated August 22, 2002
10.61	Fourth Amendment to Letter of Credit Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated December 19, 2002
10.62

Fifth Amendment to Securitization Agreements between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc., and General Electric Capital Corporation dated December 19, 2002

21	Subsidiaries of Labor Ready, Inc.
23	Consent of PricewaterhouseCoopers LLP – Independent Public Accountants
99.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  RESERVED

(2)                                  RESERVED

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

(7)                                  Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2001 (001-14543).

(8)                                  Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 14, 2001 (001-14543).

(9)                                  Incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 13, 2001 (001-14543).

(10)                            Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 9, 2001 (001-14543).

(11)                            Incorporated by reference to our Quarterly Report on Form 10-K, filed on March 29, 2002 (001-14543).

(12)                            Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 13, 2002 (001-14543).

(13)                            Incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 12, 2002 (001-14543).

(14)                            Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 12, 2002 (001-14543).

Copies of Exhibits may be obtained upon request directed to Mr. Steven C. Cooper, Labor Ready, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.