Form 10-Q
period 2003-03-28
LABOR READY INC
filed 2003-05-05
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 28, 2003
or

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

As of April 15, 2003, there were 40,013,544 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

(Unaudited)

	March 28, 2003	December 31, 2002

CURRENT ASSETS:
Cash and cash equivalents	$76,625	$69,255
Marketable securities	26,764	21,322
Accounts receivable	3,678	4,938
Accounts receivable pledged under securitization agreement	66,842	68,540
Allowance for doubtful accounts	(4,706)	(6,491)
Prepaid expenses, deposits and other	10,717	10,538
Deferred income taxes	10,161	9,188

Total current assets	190,081	177,290

PROPERTY AND EQUIPMENT:
Buildings and land	15,637	15,536
Computers and software	26,463	26,102
Cash dispensing machines	14,284	14,214
Furniture and equipment	1,644	1,625
	58,028	57,477
Less accumulated depreciation and amortization	28,311	26,260

Property and equipment, net	29,717	31,217

OTHER ASSETS:
Restricted cash and other assets	77,303	95,311
Deferred income taxes	12,652	9,425
Other assets	3,766	3,957

Total other assets	93,721	108,693

Total assets	$313,519	$317,200

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	March 28, 2003	December 31, 2002

CURRENT LIABILITIES:
Accounts payable	$11,150	$10,456
Accrued wages and benefits	12,761	12,000
Income tax payable	2,171	822
Current portion of workers’ compensation claims reserve	33,841	32,215
Current maturities of long-term debt	2,345	2,343

Total current liabilities	62,268	57,836

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	72,984	73,574
Workers’ compensation claims reserve	53,515	53,679

Total long-term liabilities	126,499	127,253

Total liabilities	188,767	185,089

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 39,999 and 40,773 shares issued and outstanding	46,365	50,854
Cumulative foreign currency translation adjustment	474	127
Cumulative unrealized gain on marketable securities	47	49
Retained earnings	77,866	81,081

Total shareholders’ equity	124,752	132,111

Total liabilities and shareholders’ equity	$313,519	$317,200

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2003	March 29, 2002
Revenue from services	$172,280	$170,108

Cost of services	121,383	121,346
Gross profit	50,897	48,762

Selling, general and administrative expenses	52,719	52,282
Depreciation and amortization	2,071	2,119
Loss from operations	(3,893)	(5,639)

Interest and other expense, net	(1,062)	(211)

Loss before tax benefit	(4,955)	(5,850)

Tax benefit	(1,740)	(2,254)

Net loss	$(3,215)	$(3,596)

Basic and diluted net loss per common share	$(0.08)	$(0.09)

Weighted average basic and diluted shares outstanding	40,402	40,720

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2003	March 29, 2002
Net loss	$(3,215)	$(3,596)
Other comprehensive income (loss):
Foreign currency translation adjustment	347	(120)
Unrealized loss on marketable securities	(2)	—
Other comprehensive income (loss) before tax	345	(120)
Income tax (expense) benefit related to other comprehensive income (loss)	(121)	42
Other comprehensive income (loss), net of tax	224	(78)
Comprehensive loss	$(2,991)	$(3,674)

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2003	March 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,215)	$(3,596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,265	2,159
Provision for doubtful accounts	2,223	2,353
Deferred income taxes	(4,200)	(3,396)
Other operating activities	17	249
Changes in operating assets and liabilities:
Accounts receivable	(1,050)	(681)
Workers’ compensation claims reserve	1,462	3,886
Other current assets	(179)	1,456
Other current liabilities	3,089	(7,411)
Net cash provided by (used in) operating activities	412	(4,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(556)	(692)
Purchase of marketable securities	(8,354)	—
Maturities of marketable securities	2,910	—
Restricted cash and other assets	18,008	(18,163)
Net cash provided by (used in) investing activities	12,008	(18,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee benefit plans	176	940
Payments on debt, net	(573)	(456)
Payments for offering costs	(3)	—
Purchase and retirement of common stock	(4,957)	—
Net cash provided by (used in) financing activities	(5,357)	484
Effect of exchange rates on cash	307	(298)

Net change in cash and cash equivalents	7,370	(23,650)
CASH AND CASH EQUIVALENTS, beginning of period	69,255	48,865
CASH AND CASH EQUIVALENTS, end of period	$76,625	$25,215

See accompanying notes to consolidated financial statement

Item 1.   Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2002.  Certain amounts in the consolidated financial statements at March 29, 2002 have been reclassified to conform to the 2003 presentation.  Operating results for the thirteen-week period ended March 28, 2003 are not necessarily indicative of the results that may be expected for the year ending January 2, 2004.

On March 12, 2003, the Board of Directors approved a change in the Company’s fiscal year end from December 31 to a 52/53-week fiscal year ending on the Friday closest to December 31.  This change will be effective for fiscal year 2003, which will end on January 2, 2004.  In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52 week years all quarters will consist of 13 weeks.  There will be no transition period for this change in fiscal year end.

Revenue recognition.  Revenue from the sale of services is recognized at the time the service is performed.  A portion of our income is derived from cash dispensing machine fees; such amounts are immaterial for all periods presented.  Revenue attributable to sales involving coupons or other incentives are reversed in the period redeemed.

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations. The aggregate cost and fair values of our Marketable Securities was $26.8 million at March 28, 2003. At March 28, 2003, those securities are classified as available-for-sale and stated at fair value with the unrealized holding gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at March 28, 2003. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the quarter ended March 28, 2003, there were no sales of available-for-sale securities.

NOTE 3: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits with independent financial institutions for the purpose of securing our obligations in connection with our workers’ compensation program and for cross collateralization of our Accounts Receivable Facility.  These deposits may be released as workers’ compensation claims are paid or when letters of credit are released.

The following is a summary of restricted cash and other assets as of March 28, 2003 and December 31, 2002 (in millions):

	March 28, 2003	December 31, 2002
Workers’ Compensation Related
Workers’ Assurance Program cash-backed instruments	$47.5	$20.4
Secured surety bonds	6.7	6.7
Available for future commitments	2.1	29.2
Subtotal	$56.3	$56.3
Accounts Receivable Facility	21.0	39.0

Total Restricted Cash and Other Assets	$77.3	$95.3

NOTE 4: LONG-TERM DEBT

During 2002, the Company issued 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) in the aggregate principal amount of $70.0 million.  Interest is payable on the Notes on June 15 and December 15 of each year.  Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, the Company may redeem some or all of the Notes for cash at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period.

NOTE 5: WORKERS’ COMPENSATION INSURANCE

We provide workers’ compensation insurance to our temporary workers and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. However, should any single occurrence exceed the deductible amount, all losses and expenses beyond the deductible amount are the responsibility of the insurance carrier.

For workers’ compensation claims originating in Washington, Ohio, West Virginia, North Dakota, Wyoming, Canada and Puerto Rico (the “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs. For work related claims originating in the United Kingdom which exceed amounts covered by governmental medical insurance programs, we have purchased an employers’ liability insurance policy that carries a 25 million British Pound limit in total.

We establish a reserve for the deductible portion of our workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of March 28, 2003 and December 31, 2002 are workers’ compensation claims reserves in the amounts of  $87.4 million and $85.9 million, respectively. The claims reserves were computed using a discount rate of 5.0%. The selection of this discount rate is based on returns on “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.

Workers’ compensation expense recorded as part of cost of services consists of four components:  self-insurance reserves, monopolistic jurisdictions premium, excess insurance premium and amortization of discount.  Workers’ compensation expense totaling $13.0 million and $13.1 million was recorded for the thirteen weeks ended March 28, 2003 and March 29, 2002, respectively.

NOTE 6: NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares include the dilutive effects of outstanding options and the conversion features of the Notes, except where their inclusion would be anti-dilutive.  Neither the outstanding options nor the conversion features of the Notes were included for the periods ended March 28, 2003 and March 29, 2002, as their inclusion would have been anti-dilutive due to the fact that we realized net losses in those quarters. For the thirteen weeks ended March 28, 2003, we had 2,110 anti-dilutive options and 9,642 anti-dilutive shares associated with the Notes. For the thirteen weeks ended March 29, 2002, we had 2,357 anti-dilutive options and no anti-dilutive shares associated with the Notes.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Accounts Receivable Facility

In March 2001, we entered into a letter of credit facility and accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006.  The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to a wholly owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility is guaranteed by the Company and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash.

At March 28, 2003 we had a total available borrowing capacity of $80.0 million under the Accounts Receivable Facility comprised of $60.0 million of accounts receivable and $20.0 of restricted cash. The $60.0 million represents the eligible portion of our total $66.8 million of securitized accounts receivable and the $20.0 million represents the eligible portion of the $21.0 million of restricted cash cross collateralizing the Accounts Receivable Facility.  Of that borrowing capacity available at March 28, 2003, we had $59.2 million of letters of credit issued against it leaving us with $20.8 million available for future borrowings.  We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 1.1% above the Commercial Paper rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds. The letters of credit bear annual fluctuating fees, which were approximately 1.0% of the principal amount of the letters of credit as of March 28, 2003.  The surety bonds bear fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

At March 28, 2003 and December 31, 2002 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	March 28, 2003	December 31, 2002

Accounts Receivable Facility letters of credit	$59.2	$79.9
Secured surety bonds	6.7	6.7
Unsecured surety bonds	6.9	19.4
Workers’ Assurance Program cash-backed instruments	47.5	20.4

Total Collateral Commitments	$120.3	$126.4

Subsequent to quarter-end, we increased our letters of credit in the Accounts Receivable Facility by $4.0 million.

Revolving Credit Facility

In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of March 28, 2003 the available borrowing amount was $9.5 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time, we are also subject to legal proceedings in the ordinary course of our operations. In accordance with accounting principles generally accepted in the United States, we have established reserves for contingent legal and regulatory liabilities, based on management’s current best estimates and judgments of the scope and likelihood of such liabilities. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On October 3, 2000, Willie Wilkerson, Marco Medina and Arthur Demarchis filed an action in California State Court, Santa Clara County (the “Wilkerson Litigation”) alleging violations of state law in connection with the fees charged by us for optional use of our cash dispensing machines (CDMs). The plaintiffs are present or former workers for us who sought unquantified damages, injunctive relief and certification of a class of workers. On June 25, 2002, the court certified a class of plaintiffs consisting of all workers who used the CDMs from 1998 to present. In December 2002, we agreed to a settlement of this case in order to avoid further cost of litigation.  The settlement is subject to court approval.  Under the terms of the settlement, we have agreed to make a contribution to a California charitable organization in the amount of $0.1 million, and would pay an additional $0.1 million for the plaintiffs’ attorneys fees.

On February 14, 2001, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County (the “Ramirez Litigation”), alleging violation of federal or state wage and hour laws for failing to pay workers for all hours worked. The plaintiffs are present or former workers for us and seek unquantified damages, injunctive relief and certification of a class of workers. On July 12, 2002, the court certified classes of plaintiffs in connection with claims relating to waiting time, travel time and equipment charges for the period of February 1998 to present. The court declined to certify classes of plaintiffs in connection with claims relating to transportation expenses and unfair competition.

On July 29, 2002, Marisol Balanderan and 55 other plaintiffs filed an action against us and one of our customers in California State Court, Los Angeles County.  The plaintiffs are present or former workers and job applicants who seek unquantified compensatory and punitive damages based on allegations that they were subjected to discrimination in dispatch to jobs on the basis of their female gender, throughout a period from September 2001 through January 2002. They also seek certification of a class of similarly situated workers.

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

	March 28, 2002	March 29, 2002
	(Amounts in Thousands)

Cash paid during the period for:
Interest	$245	$336

Income taxes	$1,034	$(222)

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$—	$685

Contribution of common stock to 401(k) plan	$285	$277

Unrealized loss on marketable securities	$(2)	$—

NOTE 9: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  The ESPP expires on June 30, 2006.  1.9 million shares of common stock have been reserved for purchase under the ESPP.  During the period ended March 28, 2003, participants purchased 27,749 shares in the ESPP for cash proceeds of  $143,602.

NOTE 10: STOCK OPTION PLANS

We have stock option plans for directors, officers, and employees, which provide for nonqualified and incentive stock options.  The majority of our options vest evenly over a four-year period from the date of grant and expire if not exercised within five years from the date of grant.

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2003: expected life of options of 3.5 years, expected volatility of  79%, risk-free interest rates of 4.0% and a 0% dividend yield.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The pro forma information below is based on provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, issued in December 2002.

(in thousands, except per share amount):

March 28, 2003
Net Loss
As Reported	$(3,215)
Pro Forma	$(3,694)

March 28, 2003
Loss Per Share - As Reported
Basic	$(0.08)
Diluted	$(0.08)

Loss Per Share - Pro Forma
Basic	$(0.09)
Diluted	$(0.09)

The following table summarizes stock option activity:

	March 28, 2003
	Shares	(1) Price
Outstanding at beginning of period	5,397	$6.52
Granted	212	$6.20
Exercised	(8)	$3.96
Canceled	(323)	$9.75

Outstanding at the end of the period	5,278	$6.30

Exercisable at the end of the period	1,995	$7.94

Weighted average fair value of options granted during the period		$2.55

(1) Weighted average exercise price.

At March 28, 2003, 1,565 shares of common stock were available for future grant under our stock option plans.

Information relating to stock options outstanding and exercisable at March 28, 2003 is as follows (in thousands, except per share amounts):

Outstanding Options

Exercisable Options

Range of Exercise Prices			Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$3.05	-	$3.80	1,635	3.15	$3.51	658	$3.56
$3.81	-	$6.00	1,534	3.55	$5.10	484	$5.03
$6.01	-	$14.00	1,666	3.98	$7.32	437	$9.18
$14.01	-	$21.00	443	1.15	$16.88	416	$16.96
$3.05	-	$21.00	5,278	3.36	$6.30	1,995	$7.94

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in Item 3, Item 7 and Item 7A of Part 1 of our Form 10-K for the year ended December 31, 2002 and in the “Risk Factors” included in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We assume no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Overview

Labor Ready is a national provider of temporary workers for manual labor jobs.  Our customers are primarily in transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale, sanitation and printing industries.  During 2002, we put approximately 600,000 people to work through our dispatch offices in all 50 of the United States, in Puerto Rico, in five provinces of Canada and in the United Kingdom.  We served more than 275,000 customers in 2002 and are not dependent on any individual customer for more than 2% of our annual revenue.  Our annual revenue was $862.7 million in 2002, and was $172.3 million and $170.1 million for the thirteen weeks ended March 28, 2003 and March 29, 2002, respectively.

We had 769 operating branches as of March 28, 2003 after opening 22 branch offices and closing 1 during the quarter.  We see opportunities for growth of our business, including opportunities to expand operations overseas.  Subsequent to quarter end, we opened an additional 14 branches and we expect to open approximately 5 more dispatch offices during the balance of 2003. We are focusing on increasing the revenue and profitability in each dispatch office through the implementation of measures designed to control costs and improve customer satisfaction, marketing effectiveness and retention and training of our dispatch office staff.

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

Gross profit reflects the difference between our revenue from services and the cost of services.  Cost of services includes the wages and related payroll taxes of temporary workers, workers’ compensation expense, unemployment compensation insurance and transportation.  Gross profit has historically been affected by numerous factors, including competitive pressures on billing rates, wage rate increases, increases in payroll related taxes, and increases in workers’ compensation charges.  Although we have implemented policies and procedures to monitor pay rates and other components of cost of services, as well as billing rates, we may experience fluctuations in our gross profit margin from time to time.  Pressure on our margins was intense during 2002 and has been thus far during 2003 and we expect it to remain so in the foreseeable future.

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

Reserves for Contingent Legal and Regulatory Liabilities. We have established reserves for contingent legal and regulatory liabilities, based on management’s estimates and judgments of the scope and likelihood of such liabilities. We evaluate this reserve regularly throughout the year and make adjustments as needed.  If the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period the outcome occurs or the period in which our estimate changes.

Liquidity and Capital Resources

Cash Flow Summary

Net cash provided by operating activities was $0.4 million for the period ended March 28, 2003 compared to net cash used in operating activities of ($5.0) million for the period ended March 29, 2002. The increase in cash flows from operations in 2003 as compared to 2002 is largely due to slower growth in our workers’ compensation claims reserve and fluctuations in the balances of other current liabilities.

We typically pay our temporary workers on a daily basis, bill our customers weekly, and, on average, collect monthly.  Consequently, from time to time we may experience negative cash flow from operations.

The change in cash from investing activities for the period ending March 28, 2003 as compared to the period ending March 29, 2002 is due mostly to changes in restricted cash and other assets. Our restricted cash and other assets are used primarily to collateralize our workers’ compensation program and our Accounts Receivable Facility. We reduced our restricted cash and other assets by $18.0 million during the first quarter of 2003 compared to an increase in these accounts of $18.1 million during the first quarter of 2002.  This fluctuation is due to periodic shifts in the form and mix of collateral making up our total workers’ compensation commitments. At the end of the first quarter of 2002, we had $32.0 million of restricted cash cross collateralizing our Accounts Receivable Facility as compared to $21.0 million at the end of the first quarter of 2003. The remaining offsetting decrease in cash provided by investing activities is due to net investments in marketable securities of $26.8 million at March 28, 2003. We had no marketable securities at March 29, 2002.

Net cash provided by (used in) financing activities was ($5.4) million for the period ended March 28, 2003 and $0.5 million for the period ended March 29, 2002. This change is primarily the result of common stock repurchases of approximately 800,000 shares in the amount of $5.0 million made during the first quarter of 2003. The Board has authorized repurchases of up to an additional 1.4 million shares.

The following table provides a summary of our contractual obligations as of March 28, 2003 by due date:

	Payments Due By Year (In Thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations

Long-term debt (a)	$70,000	—	—	$70,000	—
Capital lease obligations (b)	5,623	2,575	2,828	220	—
Operating leases (c)	2,004	1,011	976	17	—
Other long-term obligations (d)	7,151	4,017	3,134	—

Total Contractual Cash Obligations	$84,778	$7,603	$6,938	$70,237	—

(a)          Convertible Subordinated Notes further described in Note 4 of Notes to Consolidated Financial Statements Found in Item 1 of Part I of this Form 10-Q.

(b)         Primarily payments on leases of the Cash Dispensing Machines (CDMs), which include interest and tax amounts.

(c)          Excludes all payments related to leases cancelable within ninety days.

(d)         Voice and data service contracts.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of March 28, 2003:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Other Commercial Commitments

Accounts Receivable Facility (e)	$80,000	—	$80,000	—	—
Line of credit (f)	9,500	500	1,000	8,000	—
Secured surety bonds	6,700	6,700	—	—	—
Unsecured surety bonds	7,500	7,500	—	—	—

Total Commercial Commitments	$103,700	$14,700	$81,000	$8,000	—

Other Commitment Capacity

Workers’ Assurance Program (g)	49,600

Total Commercial Commitments and other Collateral Capacity	$153,300

Total Collateral Commitments Outstanding At March 28, 2003	(120,300)

Available Commitment Capacity	$33,000

(e)          See Note 7 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

(f)            No balance outstanding. See description of Revolving Credit Facility below.

(g)         See description below in Capital Resources.

Capital Resources

In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006.  The Accounts Receivable Facility provides loan advances through the sale of substantially all of our eligible domestic accounts receivable to a wholly owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility includes a corporate guarantee by us and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of income to fixed charges.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash.  We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 1.1% above the Commercial Paper rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility.

We have agreements with certain financial institutions through our wholly owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”) that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  At March 28, 2003 we had restricted cash in our Workers’ Assurance Program totaling $49.6 million.  Of this cash, $47.5 million was committed to insurance carriers leaving $2.1 million available for future needs.

In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of March 28, 2003 the available borrowing amount was $9.5 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

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

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation liability with irrevocable letters of credit, cash-backed instruments, or surety bonds.  Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation liability for which they are responsible.  Such amounts can increase or decrease independent of our assessments and reserves.  At March 28, 2003 and December 31, 2002 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	March 28, 2003	December 31, 2002

Accounts Receivable Facility letters of credit	$59.2	$79.9
Secured surety bonds	6.7	6.7
Unsecured surety bonds	6.9	19.4
Workers’ Assurance Program cash-backed instruments	47.5	20.4

Total Collateral Commitments	$120.3	$126.4

Our total collateral commitments exceed our workers’ compensation reserve due to several factors including, (a) our claims reserves are discounted to net present value and our collateral commitments are based on the gross, undiscounted reserve, (b) a lag in the timing of the release of collateral related to claims that have been previously paid and, therefore, are no longer reflected in the reserve, and (c) the obligation to post commitments prior to incurring the liability associated with our reserve.

Subsequent to quarter-end, we increased our letters of credit in the Accounts Receivable Facility by $4.0 million.

The letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit as of March 28, 2003.  Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims.  Although the estimated claims are expensed as incurred, the claim payments are made over a period of several years.  Collateral for our workers’ compensation program is posted with various state workers’ compensation programs and insurance carriers based upon their assessments of our potential liabilities.  Due to the timing difference between the recognition of expense and claim payments as described above, we generally anticipate that both our reserves and our collateral obligations will continue to grow.

The following table provides an analysis of changes in our workers’ compensation claims reserves.  Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.

	(Amounts in Thousands) Thirteen Weeks Ended
	March 28, 2003	March 29, 2002

Beginning Balance	$85,894	$61,615

Self-Insurance Reserve Expense
Expenses related to current period (net of discount)	9,830	8,883
Expenses related to prior years (net of discount)	—	2,199
Total	9,830	11,082

Amortization of prior year discount	1,768	771

Payments
Payments related to current period	(192)	(110)
Payments related to prior years	(9,944)	(7,857)
Total	(10,136)	(7,967)

Ending Balance	$87,356	$65,501

Our workers compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals.  Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  Our claims reserves are computed using a discount rate of 5.0%.

Factors we consider in establishing and adjusting these reserves include, among other things, (a) the estimates provided by our independent actuaries, (b) our mix of business by state and by type of work performed, (c) industry and nationwide trends in benefit costs, (d) appropriate discount rates and estimated payment patterns, and (e) future savings related to claims management and other cost containment measures.  Factors that have caused our estimated losses for prior years to change include, among other things, (i) inflation of medical and indemnity costs at a rate higher than originally anticipated, (ii) regulatory and legislative developments that have increased benefits and settlement requirements in several states, (iii) a different mix of business than previously anticipated, and (iv) adjustments to the discount rate.

Recent Development Related to Workers’ Compensation Collateral and Insurance Coverage.

Our workers’ compensation policies are subject to annual review and renewal.  Kemper Insurance Company has provided our coverage for occurrences in 2001 and 2002. While we have renewed our policy with Kemper for 2003, we have received notice that Kemper has decided to exit the large national account insured business and, as a result, will not be providing us coverage for 2004.  We are in discussions with alternative carriers and expect that we will secure coverage for 2004. However, there is inherent uncertainty in this process and we cannot be certain that such alternative coverage, if available, will not result in higher premium costs or collateral requirements.

Other

Included in cash and cash equivalents at March 28, 2003 is cash held within dispatch office CDMs for payment of temporary payrolls in the amount of approximately $13.1 million as compared to $13.8 million at March 29, 2002.

Our capital expenditures for the periods ended March 28, 2003 and March 29, 2003 were $0.6 million and $0.7 million, respectively.  We anticipate that our capital expenditures will be an additional $5.4 million in 2003.

Results of Operations

Thirteen Weeks Ended March 28, 2003 Compared to Thirteen Weeks Ended March 29, 2002

The following table compares the operating results for the thirteen weeks ended March 28, 2003 and March 29, 2002 (in thousands):

Thirteen Weeks Ended

	March 28, 2003	March 29, 2002	Percent Change
Revenue from services	$172,280	$170,108	1.3
Cost of services	121,383	121,346	0.0
Selling, general and administrative expenses	52,719	52,282	0.8
Depreciation and amortization	2,071	2,119	(2.3)
Interest and other expense, net	(1,062)	(211)	403.3
Loss before tax benefit	(4,955)	(5,850)	(15.3)
Net loss	$(3,215)	$(3,596)	(10.6)

Dispatch Offices and Revenue from Services. The number of offices increased to 769 at March 28, 2003 from 752 locations at March 29, 2002. This represents a net increase of 17 dispatch offices or 2.3%, while the average revenue generated by each branch remained consistent quarter over quarter. We have experienced sales growth in a majority of our industry markets during the first quarter of 2003 compared to negative sales growth in all our industry markets during the same period last year. Revenues from our international operations for the thirteen weeks ended March 28, 2003 were approximately 5.8 % of our total revenues compared to 4.8% for the same period last year.

Cost of Services and Gross Margin.

Cost of services decreased to 70.5% of revenue for the period ended March 28, 2003 compared to 71.3% for the period ended March 29, 2002.  The decrease in cost of services as a percent of revenue is due primarily to a relatively smaller percentage increase in wages paid to workers compared to our revenue increase for the same period. Average pay rates have grown less than 1% during the past two years.  As a result, our gross margins were 29.5% at March 28, 2003 compared to 28.7% at March 29, 2002.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were 30.6% of revenue for the period ended March 28, 2003 compared to 30.7% of revenue for the period ended March 29, 2002. The decrease in SG&A as a percent of revenue is largely related to reduced salaries and benefits and communications expense.

Depreciation and Amortization Expense.  Depreciation and amortization expenses have remained consistent at $2.1 million for the first quarters of both 2003 and 2002.  Capital expenditures also remained consistent during the same periods at $0.6 million in 2003 compared to $0.7 million in 2002.

Interest and Other Expense, Net.  We recorded interest and other expense, net of interest income, of ($1.1) million for the period ended March 28, 2003 as compared to ($0.2) million for the period ended March 29, 2002. The increase in interest expense in 2003 is a result of the interest on the 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) that were issued in June 2002.

Taxes On Income.  Our effective tax rate was 35.0% for the period ended March 28, 2003 compared to 38.5% for the period ended March 29, 2002.  The decrease in 2003 as compared to 2002 is largely a result of Work Opportunity, Welfare to Work and Empowerment Zone tax credits.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal credits, certain non-deductible expenses and the valuation allowance discussed below.

We have a net deferred tax asset of approximately $22.8 million at March 28, 2003 resulting primarily from workers’ compensation reserves and allowance for doubtful accounts.  We have assessed our past earnings history and trends, projected sales, expiration dates of loss carry-forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against our carryforward benefits in the amount of $3.1 million at March 28, 2003 and $1.7 million at March 29, 2002.

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

We have recently experienced a decline in annual revenue, and this trend may continue, which could cause the price of our securities to decline.

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

We are required to pay workers’ compensation benefits for our temporary workers and regular employees. We have seen a tightening insurance market that has resulted in significantly increased insurance costs and higher deductibles, including workers’ compensation insurance. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis.  Kemper Insurance Company has provided our coverage for occurences in 2001 and 2002.  While we have renewed our policy with Kemper for 2003, we have received notice that Kemper has decided to exit the large national account insured business and, as a result, will not be providing us coverage for 2004.  While we are exploring alternative carriers, there is inherent uncertainty in this process and we cannot be certain that alternative coverage will be available or, if available, will not result in significantly higher premium costs or collateral requirements. Our business would be significantly adversely impacted if we were unable to secure coverage for 2004.

We expect that the amount of collateral that we are required to post to support our workers’ compensation obligations will increase, which will reduce the capital we have available to grow and support our operations.

We are required to maintain commitments such as standby letters of credit, restricted cash, or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. We  pledge cash or other assets in order to obtain standby letters of credit. Prior to 2000, we were able to obtain surety bonds while posting no or very little collateral. Since that time we have significantly reduced the amount of our unsecured bonds and do not expect to be able to provide such security instruments in the future without posting collateral. We sometimes face difficulties in recovering our collateral from insurers, particularly where those insurers were themselves in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

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

We have purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company provides coverage for occurrences in 2001, 2002 and the current year and, prior to 2001, Legion Insurance Company and Reliance Insurance Company provided coverage to us. These insurance carriers are experiencing unfavorable claims experience and loss of their own reinsurance coverage, and as a result, are in substantially weakened financial condition. To the extent that we experience claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may be forced to satisfy a portion of those claims directly; this in turn could harm our financial condition or results of operations. In addition, our insurance policies must be reviewed annually, and we cannot guarantee that we will be able to successfully renew such policies for the coming year or any year thereafter.

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

As of March 28, 2003, we had 34 dispatch offices in the United Kingdom and 34 in Canada. We currently anticipate opening additional dispatch offices in the United Kingdom in 2003. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:

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

In 2003 and the past two years, a number of bills were introduced in Congress and various state legislatures which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary workers receive the same pay and benefits as our customers’ regular employees, prohibition on fees charged in connection with our CDMs and a requirement that our customers provide workers’ compensation insurance for our temporary workers. We take a very active role and incur expense in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of these bills will not be enacted, in which event demand for our service may suffer.

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

The loss of any of our key personnel could harm our business.

Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense and in the event we experience further turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization in order to achieve our operating objectives. Even if we are successful, turnover in key management positions will temporarily harm our financial performance and results of operations as new management becomes familiar with our business.  We do not maintain key person life insurance on any of our executive officers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At March 28, 2003, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from levels at March 28, 2003 would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

At March 28, 2003, our marketable securities consist of revenue bonds and other municipal obligations. Therefore, an increase in interest rates immediately and uniformly by 10% from levels at March 28, 2003 would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

PART II.  Other Information

Item 1. Legal Proceedings

See Note 7 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 28, 2003.

Item 6. Exhibits and Reports on Form 8-K

a)              Exhibits.

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

b)              Reports on Form 8-K.

We filed a current report on Form 8-K on February 4, 2003, reporting under Item 9 — Regulation FD Disclosure, our financial results for the quarter ended December 31, 2002 and releasing our Summary Consolidated Statements of Income for years ended December 31, 2002 and 2001 and our Summary Consolidated Balance Sheets as of December 31, 2002 and 2001.

We filed a current report on Form 8-K on March 17, 2003, reporting under Item 8 — Change in Fiscal Year, our change from a fiscal year ending December 31 to a 52/53-week fiscal year ending on the Friday closest to December 31.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.	5/2/03
Signature	Date
By:	Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President

/s/ Steven C. Cooper	5/2/03
Signature	Date
By:	Steven C. Cooper, Chief Financial Officer and Executive Vice President

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

Date:	May 2, 2003	[/s/ Joseph P. Sambataro, Jr.]

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

Date:	May 2, 2003	[/s/ Steven C. Cooper]

Steven C. Cooper
Chief Financial Officer