Form 10-Q
period 2003-06-27
LABOR READY INC
filed 2003-08-05
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 27, 2003

or

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

As of July 25, 2003, there were 40,222,633 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

(Unaudited)

	June 27, 2003	December 31, 2002

CURRENT ASSETS:
Cash and cash equivalents	$81,700	$69,255
Marketable securities	29,031	21,322
Accounts receivable	6,002	4,938
Accounts receivable pledged under securitization agreement	79,808	68,540
Allowance for doubtful accounts	(4,662)	(6,491)
Prepaid expenses, deposits and other	10,030	10,538
Deferred income taxes	11,441	9,188

Total current assets	213,350	177,290

PROPERTY AND EQUIPMENT:
Buildings and land	15,642	15,536
Computers and software	27,184	26,102
Cash dispensing machines	14,731	14,214
Furniture and equipment	1,798	1,625
	59,355	57,477
Less accumulated depreciation and amortization	30,398	26,260

Property and equipment, net	28,957	31,217

OTHER ASSETS:
Restricted cash and other assets	69,359	95,311
Deferred income taxes	14,649	9,425
Other assets	3,546	3,957

Total other assets	87,554	108,693

Total assets	$329,861	$317,200

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	June 27, 2003	December 31, 2002

CURRENT LIABILITIES:
Accounts payable	$12,139	$10,456
Accrued wages and benefits	12,837	12,000
Income tax payable	6,910	822
Current portion of workers’ compensation claims reserve	31,126	32,215
Current maturities of long-term debt	2,367	2,343

Total current liabilities	65,379	57,836

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	73,301	73,574
Workers’ compensation claims reserve	59,335	53,679

Total long-term liabilities	132,636	127,253

Total liabilities	198,015	185,089

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,215 and 40,773 shares issued and outstanding	47,448	50,854
Cumulative foreign currency translation adjustment	1,243	127
Cumulative unrealized gain on marketable securities	68	49
Retained earnings	83,087	81,081

Total shareholders’ equity	131,846	132,111

Total liabilities and shareholders’ equity	$329,861	$317,200

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Revenue from services	$215,684	$219,100	$387,964	$389,208

Cost of services	150,710	156,141	272,093	277,487
Gross profit	64,974	62,959	115,871	111,721

Selling, general and administrative expenses	53,868	54,347	106,587	106,629
Depreciation and amortization	2,044	2,672	4,115	4,791
Income from operations	9,062	5,940	5,169	301

Interest and other expense, net	(1,020)	(330)	(2,082)	(541)

Income (loss) before tax expense (benefit)	8,042	5,610	3,087	(240)

Income tax (benefit)	2,821	2,160	1,081	(94)

Net income (loss)	$5,221	$3,450	$2,006	$(146)

Net income (loss) per common share:
Basic	$0.13	$0.08	$0.05	$(0.00)
Diluted	$0.12	$0.08	$0.05	$(0.00)

Weighted average shares outstanding:
Basic	40,055	41,133	40,227	40,927
Diluted	50,312	42,161	40,801	40,927

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net income (loss)	$5,221	$3,450	$2,006	$(146)
Other comprehensive income:
Foreign currency translation adjustment	769	728	1,116	608
Unrealized gain on marketable securities	21	—	19	—
Other comprehensive income before tax	790	728	1,135	608
Income tax expense related to other comprehensive income	(277)	(280)	(397)	(238)
Other comprehensive income, net of tax	513	448	738	370
Comprehensive income	$5,734	$3,898	$2,744	$224

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,006	$(146)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,581	4,893
Provision for doubtful accounts	4,040	4,937
Deferred income taxes	(7,477)	(4,885)
Other operating activities	297	795
Changes in operating assets and liabilities:
Accounts receivable	(18,201)	(18,857)
Workers’ compensation claims reserve	4,567	8,746
Other current assets	508	1,485
Other current liabilities	9,491	(1,154)
Net cash used in operating activities	(188)	(4,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,545)	(1,436)
Purchases of marketable securities	(15,600)	(1,612)
Maturities of marketable securities	7,910	—
Other assets	—	(250)
Restricted cash and other assets	25,952	(13,177)
Net cash provided by (used in) investing activities	16,717	(16,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee benefit plans	1,048	2,555
Payments on debt, net	(1,169)	(952)
Proceeds from issuance of convertible Notes	—	65,000
Payments for offering costs	(3)	(2,447)
Purchase and retirement of common stock	(4,957)	(230)
Net cash provided by (used in) financing activities	(5,081)	63,926
Effect of exchange rates on cash	997	539

Net change in cash and cash equivalents	12,445	43,804
CASH AND CASH EQUIVALENTS, beginning of period	69,255	48,865
CASH AND CASH EQUIVALENTS, end of period	$81,700	$92,669

See accompanying notes to consolidated financial statement

Item 1.   Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2002.  Certain amounts in the consolidated financial statements at June 28, 2002 have been reclassified to conform to the 2003 presentation.  Operating results for the twenty-six week period ended June 27, 2003 are not necessarily indicative of the results that may be expected for the year ending January 2, 2004.

On March 12, 2003, the Board of Directors approved a change in the Company’s fiscal year end from December 31 to a 52/53-week fiscal year ending on the Friday closest to December 31.  This change will be effective for fiscal year 2003, which will end on January 2, 2004.  In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks.  There will be no transition period for this change in fiscal year end.

Revenue recognition.  Revenue from the sale of services is recognized at the time the service is performed.  A portion of our income is derived from cash dispensing machine fees; such amounts are immaterial for all periods presented.  Revenue attributable to sales involving coupons or other incentives are reversed in the period redeemed.

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations. The aggregate cost and fair values of our Marketable Securities were $29.0 million at June 27, 2003. At June 27, 2003, those securities are classified as available-for-sale and stated at fair value with the unrealized holding gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at June 27, 2003. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the twenty-six weeks ended June 27, 2003, there were no sales of available-for-sale securities.

NOTE 3: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions for the purpose of securing our obligations in connection with our workers’ compensation program and for cross collateralization of our Accounts Receivable Facility.  These assets may be released as workers’ compensation claims are paid or when letters of credit are released.

The following is a summary of restricted cash and other assets as of June 27, 2003 and December 31, 2002 (in millions):

	June 27, 2003	December 31, 2002
Workers’ Compensation Related
Workers’ Assurance Program cash-backed instruments	$47.5	$20.4
Secured surety bonds	6.7	6.7
Available for future commitments	2.2	29.2
Subtotal	56.4	56.3
Accounts Receivable Facility	13.0	39.0

Total Restricted Cash and Other Assets	$69.4	$95.3

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

We establish a reserve for the deductible portion of our workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of June 27, 2003 and December 31, 2002 are workers’ compensation claims reserves in the amounts of  $90.5 million and $85.9 million, respectively. The claims reserves were computed using a discount rate of 5.0%. The selection of this discount rate is based on the returns of “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.

Workers’ compensation expense recorded as part of cost of services consists of the following components:  self-insurance reserves net of changes in discount, monopolistic jurisdictions premium and insurance premium. Workers’ compensation expense totaling $16.1 million and $17.5 million was recorded for the thirteen weeks ended June 27, 2003 and June 28, 2002, respectively. Workers’ compensation expense totaling $29.0 million and $30.6 million was recorded for the twenty-six weeks ended June 27, 2003 and June 28, 2002, respectively.

NOTE 6: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing adjusted net income by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares include the dilutive effects of outstanding options and the conversion features of the Notes, except where their inclusion would be anti-dilutive. The anti-dilutive shares not considered as part of our calculation are as follows:

	(Amounts in Thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Stock Options	1,610	2,170	2,076	2,170
Convertible Notes	—	885	9,642	450

Anti-dilutive shares associated with our options relate to those options whose grant price is higher than the average market value of our stock during the period presented.  We have anti-dilutive shares associated with our convertible Notes when net income per share would have been higher had the Notes been converted to equity (the “if-converted” calculation).  The Notes are anti-dilutive in quarters when our net income per share is $.08 or lower.  The number of additional shares associated with the Notes is equal to the face amount of the Notes, $70,000, divided by the stated conversion price of $7.26, or 9,642 shares.  Those shares were subject to a weighted average calculation in the thirteen week and twenty-six week periods ended June 28, 2002 because they were not outstanding for the entire periods.

	Thirteen Weeks Ended
	June 27, 2003	June 28, 2002
Net income	$5,221	$3,450

Adjustments:

Interest on Notes	1,106.00
Amortization of costs for Notes issuance	148.00
Tax impact	(440)	.00

Total adjustments	815.00

Adjusted net income	$6,035	$3,450

	Common Shares and Potential Common Shares
Weighted average number of common shares used in basic net income per common share	40,055	41,133

Effect of dilutive securities:

Stock options	615	1,028
Convertible Notes	9,642	—

Weighted average number of common shares and potential common shares used in diluted net income per common share	50,312	42,161

	Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002
Net income (loss) and adjusted net income (loss)	$2,006	$(146)

	Common Shares and Potential Common Shares
Weighted average number of common shares used in basic net income (loss) per common share	40,227	40,927

Effect of dilutive securities:

Stock options	574	—
Convertible Notes	—	—

Weighted average number of common shares and potential common shares used in diluted net income per common share	40,801	40,927

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

At June 27, 2003 we had a total available borrowing capacity of $72.1 million under the Accounts Receivable Facility comprised of $59.7 million of accounts receivable and $12.4 of restricted cash. The $59.7 million represents the available portion of our total $79.8 million of securitized accounts receivable and the $12.4 million represents the available portion of the $13.0 million of restricted cash cross collateralizing the Accounts Receivable Facility.  Of that borrowing capacity available at June 27, 2003, we had $63.2 million of letters of credit issued against it leaving us with $8.9 million available for future borrowings.  We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 1.1% above the Commercial Paper rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds. The letters of credit bear annual fluctuating fees, which were approximately 0.8% of the principal amount of the letters of credit as of June 27, 2003.  The surety bonds bear fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

At June 27, 2003 and December 31, 2002 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	June 27, 2003	December 31, 2002

Accounts Receivable Facility letters of credit	$63.2	$79.9
Secured surety bonds	6.7	6.7
Unsecured surety bonds	6.5	19.4
Workers’ Assurance Program cash-backed instruments	47.5	20.4

Total Collateral Commitments	$123.9	$126.4

Subsequent to quarter-end, we increased our letters of credit in the Accounts Receivable Facility by $10.0 million, reduced our unsecured surety bonds by $0.5 million and increased our secured surety bonds by $1.6 million.

Revolving Credit Facility

In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of June 27, 2003 the available borrowing amount was $9.4 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. In accordance with accounting principles generally accepted in the United States, we have established reserves for contingent legal and regulatory liabilities, based on management’s current best estimates and judgments of the scope and likelihood of such liabilities. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On October 3, 2000, Willie Wilkerson, Marco Medina and Arthur Demarchis filed an action in California State Court, Santa Clara County (the “Wilkerson Litigation”) alleging violations of state law in connection with the fees charged by us for optional use of our cash dispensing machines (CDMs). The plaintiffs are present or former workers for us who sought unquantified damages, injunctive relief and certification of a class of workers. On June 25, 2002, the court certified a class of plaintiffs consisting of all workers who used the CDMs from 1998 to present. In December 2002, we agreed to a settlement of this case in order to avoid further cost of litigation.  The settlement is subject to court approval. Under the terms of the settlement, we have agreed to make a contribution to a California charitable organization in the amount of $0.1 million, and would pay an additional $0.1 million for the plaintiffs’ attorneys’ fees.

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

On February 6, 2003, Scott Romer, a former Account Representative, and Shauna Clark, a former Level III Customer Service Representative, filed an action against us in California State Court, Los Angeles County. The plaintiffs allege that they were wrongfully exempted from entitlement to overtime pay during their employment. They seek unquantified compensatory damages and certification of a class of similarly situated workers.

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

	Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002
	(Amounts in Thousands)
Cash paid during the period for:
Interest	$2,688	$566

Income taxes	$2,091	$(148)

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$294	$766

Contribution of common stock to 401(k) plan	$285	$277

Unrealized gain on marketable securities	$19	$—

NOTE 9: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  The ESPP expires on June 30, 2006.  1.9 million shares of common stock have been reserved for purchase under the ESPP.  During the twenty-six weeks ended June 27, 2003, participants purchased 58,000 shares in the ESPP for cash proceeds of  $0.3 million.

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

The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The pro forma information below is based on provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002.

(In thousands, except per share amount):

Twenty-Six Weeks Ended
June 27, 2003
Net Income
As Reported	$2,006
Pro Forma	$1,249

Twenty-Six Weeks Ended
June 27, 2003
Income Per Share – As Reported
Basic	$0.05
Diluted	$0.05

Income Per Share – Pro Forma
Basic	$0.03
Diluted	$0.03

The following table summarizes stock option activity:

	Twenty-Six Weeks Ended
	June 27, 2003
	Shares	(1) Price
Outstanding at beginning of period	5,397	$6.52
Granted	257	$6.20
Exercised	(189)	$3.93
Canceled	(447)	$9.26

Outstanding at the end of the period	5,018	$6.33

Exercisable at the end of the period	2,108	$7.59

Weighted average fair value of options granted during the period		$2.22

(1) Weighted average exercise price.

At June 27, 2003, 1,672 shares of common stock were available for future grant under our stock option plans.

Information relating to stock options outstanding and exercisable at June 27, 2003 is as follows (in thousands, except per share amounts):

Outstanding Options

Exercisable Options

Range of Exercise Prices			Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$3.05	-	$3.80	1,519	2.92	$3.48	738	$3.53
$3.81	-	$6.00	1,423	3.32	$5.13	509	$5.00
$6.01	-	$14.00	1,654	3.64	$7.26	465	$8.84
$14.01	-	$21.00	422.66		$16.95	396	$17.03
$3.05	-	$21.00	5,018	3.08	$6.33	2,108	$7.59

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

Overview

Labor Ready is a national provider of temporary workers for manual labor jobs.  Our customers are primarily in transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale, sanitation and printing industries.  During 2002, we put approximately 600,000 people to work through our dispatch offices in all 50 of the United States, in Puerto Rico, in five provinces of Canada and in the United Kingdom.  We served more than 275,000 customers in 2002 and are not dependent on any individual customer for more than 2% of our annual revenue.  Our annual revenue was $862.7 million in 2002, and was $388.0 million and $389.2 million for the twenty-six weeks ended June 27, 2003 and June 28, 2002, respectively.

We had 790 operating branches as of June 27, 2003 after opening 26 branch offices and closing 5 during the quarter.  Of those openings, 20 were within our international operations. We see opportunities for growth of our business, including additional opportunities to expand operations overseas, although we have completed all our anticipated expansion for 2003. Revenues from international operations for the twenty-six weeks ended June 27, 2003 was approximately 6.1% of our total revenue. We are focusing on increasing the revenue and profitability in each dispatch office through the implementation of measures designed to control costs and improve customer satisfaction, marketing effectiveness and retention and training of our dispatch office staff.

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

Gross profit reflects the difference between our revenue from services and the cost of services.  Cost of services includes the wages and related payroll taxes of temporary workers, workers’ compensation expense, unemployment compensation insurance and transportation.  Gross profit has historically been affected by numerous factors, including competitive pressures on billing rates, wage rate increases, increases in payroll related taxes, and increases in workers’ compensation charges.  Pressure on our margins has been intense since 2002. However, we have implemented policies, procedures and training focused on pay rates and other components of cost of services. We have been successful in producing stronger margins thus far in 2003, although we may still experience fluctuations in our margins from time to time.

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

Workers’ Compensation Reserves. We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to net present value. We are currently using a discount rate of 5%. The selection of the discount rate is based on the returns of “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.  We evaluate the reserve regularly throughout the year and make adjustments as needed.  If the actual cost of such claims and related expenses exceeds the amounts estimated, or if the discount rate must be lowered, additional reserves may be required.

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

Liquidity and Capital Resources

Cash Flow Summary

Net cash used in operating activities was $0.2 million for the twenty-six week period ended June 27, 2003 compared to $4.2 million for the same period ended June 28, 2002. The increase in cash flows from operations in 2003 as compared to 2002 is largely due to slower growth in our workers’ compensation claims reserve due to stabilization in prior years’ reserve balances, net income versus a net loss in the prior year and fluctuations in the balances of other current liabilities and deferred income taxes.

We typically pay our temporary workers on a daily basis, bill our customers weekly, and, on average, collect monthly.  Consequently, from time to time we may experience negative cash flow from operations.

The change in cash from investing activities for the twenty-six week period ending June 27, 2003 as compared to the same period ending June 28, 2002 is due mostly to changes in restricted cash and other assets. Our restricted cash and other assets are used primarily to collateralize our workers’ compensation program and our Accounts Receivable Facility. We reduced our restricted cash and other assets by $26.0 million during the first half of 2003 compared to an increase in these accounts of $13.1 million during the first half of 2002.  This fluctuation is due to periodic shifts in the form and mix of collateral making up our total workers’ compensation commitments. At the end of the second quarter of 2002, we had $27.0 million of restricted cash cross collateralizing our Accounts Receivable Facility as compared to $13.0 million at the end of the second quarter of 2003. The remaining offsetting decrease in cash provided by investing activities is due to the net increase in investments in marketable securities from $7.7 million at June 28, 2002 to $29.0 million at June 27, 2003.

Net cash provided by (used in) financing activities was ($5.1) million for the twenty-six weeks ended June 27, 2003 and $63.9 million for the twenty-six weeks ended June 28, 2002. The cash provided by financing activities in 2002 was largely the result of proceeds received from the issuance of the convertible Notes.  The cash used in financing activities in 2003 is primarily the result of common stock repurchases of approximately 839,000 shares in the amount of $5.0 million. Our Board of Directors has authorized repurchases of up to an additional 1.4 million shares.

The following table provides a summary of our contractual obligations as of June 27, 2003 by due date:

	Payments Due By Year (In Thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations

Long-term debt (a)	$70,000	—	—	$70,000	—
Capital lease obligations (b)	5,005	2,521	2,309	175	—
Operating leases (c)	2,069	1,100	874	95	—
Other long-term obligations (d)	6,102	3,839	2,263	—	—

Total Contractual Cash Obligations	$83,176	$7,460	$5,446	$70,270	—

(a)          Convertible Subordinated Notes further described in Note 4 of Notes to Consolidated Financial Statements Found in Item 1 of Part I of this Form 10-Q.

(b)         Primarily payments on leases of the Cash Dispensing Machines (CDMs), which include interest and tax amounts.

(c)          Excludes all payments related to leases cancelable within ninety days.

(d)         Voice and data service contracts.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of June 27, 2003:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments

Accounts Receivable Facility (e)	$80,000	—	$80,000	—	—
Line of credit (f)	9,375	500	8,875	—	—
Secured surety bonds	6,700	6,700	—	—	—
Unsecured surety bonds	7,500	7,500	—	—	—

Total Commercial Commitments	$103,575	$14,700	$88,875	—	—

Other Commitment Capacity

Workers’ Assurance Program (g)	49,649

Total Commercial Commitments and other Collateral Capacity	$153,224

Total Collateral Commitments Outstanding At June 27, 2003	(123,900)

Available Commitment Capacity	$29,324

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

We have agreements with certain financial institutions through our wholly owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  At June 27, 2003 we had restricted cash in our Workers’ Assurance Program totaling $49.6 million.  Of this cash, $47.5 million was committed to insurance carriers leaving $2.1 million available for future needs.

In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of June 27, 2003 the available borrowing amount was $9.4 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

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

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation liability with irrevocable letters of credit, cash-backed instruments, or surety bonds.  Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation liability for which they are responsible.  Such amounts can increase or decrease independent of our assessments and reserves.  At June 27, 2003 and December 31, 2002 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	June 27, 2003	December 31, 2002

Accounts Receivable Facility letters of credit	$63.2	$79.9
Secured surety bonds	6.7	6.7
Unsecured surety bonds	6.5	19.4
Workers’ Assurance Program cash-backed instruments	47.5	20.4

Total Collateral Commitments	$123.9	$126.4

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

Subsequent to quarter-end, we increased our letters of credit in the Accounts Receivable Facility by $10.0 million, reduced our unsecured surety bonds by $0.5 million and increased our secured surety bonds by $1.6 million.

The letters of credit bear fluctuating annual fees, which were approximately 0.8% of the principal amount of the letters of credit as of June 27, 2003.  Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

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

	(Amounts in Thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Beginning Balance	$87,356	$65,501	$85,894	$61,615

Self-Insurance Reserve Expenses
Expenses related to current period (net of discount)	12,437	12,003	22,267	20,886
Expenses related to prior years	414	2,458	414	4,657
Total	12,851	14,461	22,681	25,543

Amortization of prior year discount	293	703	2,061	1,474

Payments
Payments related to current period	(1,515)	(1,575)	(1,707)	(1,685)
Payments related to prior years	(8,524)	(8,729)	(18,468)	(16,586)
Total	(10,039)	(10,304)	(20,175)	(18,271)

Ending Balance	$90,461	$70,361	$90,461	$70,361

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

Recent Development Related to Workers’ Compensation Collateral and Insurance Coverage.

We recently secured new workers’ compensation insurance.  Effective July 1, 2003, we selected American International Group, Inc. (AIG) as our provider of workers’ compensation insurance replacing Kemper Insurance Company (Kemper).  The terms and conditions in the AIG agreement are substantially equivalent to the terms and conditions of our prior agreement with Kemper, including a $2.0 million “per occurrence” deductible.

Other

Included in cash and cash equivalents at June 27, 2003 is cash held within dispatch office CDMs for payment of temporary payrolls in the amount of approximately $14.0 million as compared to $15.5 million at June 28, 2002.

Our capital expenditures for the twenty-six weeks ended June 27, 2003 and June 28, 2003 were $1.8 million and $2.2 million, respectively.  We anticipate that our capital expenditures will be an additional $4.2 million in 2003.

Results of Operations

Thirteen Weeks Ended June 27, 2003 Compared to Thirteen Weeks Ended June 28, 2002

The following table compares the operating results for the thirteen weeks ended June 27, 2003 and June 28, 2002 (in thousands):

Thirteen Weeks Ended

	June 27, 2003	June 28, 2002	Percent Change
Revenue from services	$215,684	$219,100	(1.6)
Cost of services	150,710	156,141	(3.5)
Selling, general and administrative expenses	53,868	54,347	(0.9)
Depreciation and amortization	2,044	2,672	(23.5)
Interest and other expense, net	(1,020)	(330)	209.1
Income before tax expense	8,042	5,610	43.4
Net income	$5,221	$3,450	51.3

Dispatch Offices and Revenue from Services. The number of offices increased to 790 at June 27, 2003 from 753 locations at June 28, 2002. Revenue in the second quarter declined slightly by 1.6% as compared to the same quarter a year earlier.  The change in revenue was made up of the following three components:  (a) a 2.2% decline in same branch revenue, defined as those branches opened one year or longer, (b) a 40 basis point decline in revenue related to closing 18 branches since the second quarter of 2002 and (c) the 1% growth in revenue from new branches opened this year. Revenues from our international operations for the thirteen weeks ended June 27, 2003 were approximately 6.1% of our total revenues compared to 5.7% for the same period last year.

Cost of Services and Gross Margin.

Cost of services decreased to 69.9% of revenue for the thirteen weeks ended June 27, 2003 compared to 71.3% for the thirteen weeks ended June 28, 2002.  The decrease in cost of services as a percent of revenue is due to the fact that our average bill rate increased by nearly 2.3% this quarter over a year earlier while our average pay rate increased 0.3%.  Additionally, workers’ compensation expense as a percent of revenue declined to 7.4% from 8.0% a year earlier, as prior years' reserve balances stabilized. As a result, our gross margins were 30.1% for the thirteen weeks ended June 27, 2003 compared to 28.7% for the thirteen weeks ended June 28, 2002.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses have remained fairly consistent as we continue to make a company-wide, concerted effort to reduce costs. SG&A expenses were 25.0% of revenue for the thirteen weeks ended June 27, 2003 compared to 24.8% of revenue for the thirteen weeks ended June 28, 2002.

Depreciation and Amortization Expense.  Depreciation and amortization expenses have decreased to $2.0 million for the thirteen weeks ended June 27, 2003 from $2.7 million for the same period in 2002.  The decrease is largely the result of a one-time adjustment for a change in the estimated useful lives of certain assets during the second quarter of 2002.

Interest and Other Expense, Net.  We recorded interest and other expense, net of interest income, of ($1.0) million for the thirteen weeks ended June 27, 2003 as compared to ($0.3) million for the thirteen weeks ended June 28, 2002. The increase in interest expense in 2003 is a result of the interest on the 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) that were issued in June 2002.

Taxes On Income.  Our effective tax rate was 35.1% for the thirteen weeks ended June 27, 2003 compared to 38.5% for the thirteen weeks ended June 28, 2002.  The decrease in 2003 as compared to 2002 is largely a result of increased utilization of Work Opportunity, Welfare to Work and Empowerment Zone tax credits.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal credits, certain non-deductible expenses and the valuation allowance discussed below.

We have a net deferred tax asset of approximately $26.1 million at June 27, 2003 resulting primarily from workers’ compensation reserves, allowance for doubtful accounts and other non-deductible reserves.  We have assessed our past earnings history and trends, projected sales, expiration dates of loss carry-forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against our carryforward benefits in the amount of $3.5 million at June 27, 2003 and $2.2 million at June 28, 2002.

Twenty-Six Weeks Ended June 27, 2003 Compared to Twenty-Six Weeks Ended June 28, 2002

The following table compares the operating results for the twenty-six weeks ended June 27, 2003 and June 28, 2002 (in thousands):

Twenty-Six Weeks Ended

	June 27, 2003	June 28, 2002	Percent Change
Revenue from services	$387,964	$389,208	(0.3)
Cost of services	272,093	277,487	(1.9)
Selling, general and administrative expenses	106,587	106,629	(0.0)
Depreciation and amortization	4,115	4,791	(14.1)
Interest and other expense, net	(2,082)	(541)	284.8
Income (loss) before tax expense (benefit)	3,087	(240)	1,386.3
Net income (loss)	$2,006	$(146)	1,474.0

Dispatch Offices and Revenue from Services. The number of offices increased to 790 at June 27, 2003 from 753 locations at June 28, 2002. Revenue for the first half of 2003 declined slightly by 0.3% as compared to the same period a year earlier.  The change in revenue was made up of the following three components:  (a) a 0.4% decline in same branch revenue, defined as those branches opened one year or longer, (b) a 60 basis point decline in revenue related to closing 28 branches since the second quarter of 2002 and (c) the 0.6% growth in revenue from new branches opened this year. Revenues from our international operations for the twenty-six weeks ended June 27, 2003 were approximately 6.0% of our total revenues compared to 5.2% for the same period last year.

Cost of Services and Gross Margin.

Cost of services decreased to 70.1% of revenue for the twenty-six weeks ended June 27, 2003 compared to 71.3% for the twenty-six weeks ended June 28, 2002. The decrease in cost of services as a percent of revenue is due to the fact that our average bill rate increased by nearly 2.2% during the twenty-six weeks ended June 27, 2003 over a year earlier while our average pay rate increased 0.3%.  Additionally, workers’ compensation expense as a percent of revenue declined to 7.5% from 7.9% a year earlier, as prior years' reserve balances stabilized.  As a result, our gross margins were 29.9% for the twenty-six weeks ended June 27, 2003 compared to 28.7% for the twenty-six weeks ended June 28, 2002.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses have remained fairly consistent as we continue to make a company-wide concerted effort to reduce costs. SG&A expenses were 27.5% of revenue for the twenty-six weeks ended June 27, 2003 compared to 27.4% of revenue for the twenty-six weeks ended June 28, 2002.

Depreciation and Amortization Expense.  Depreciation and amortization expenses have decreased to $4.1 million for the first half of 2003 from $4.8 million for the same period in 2002.  The decrease is largely the result of a one-time adjustment for a change in the estimated useful lives of certain assets during the second quarter of 2002. Capital expenditures have decreased during the same periods to $1.8 million in 2003 compared to $2.2 million in 2002.

Interest and Other Expense, Net.  We recorded interest and other expense, net of interest income, of ($2.1) million for the twenty-six weeks ended June 27, 2003 as compared to ($0.5) million for the twenty-six weeks ended June 28, 2002. The increase in interest expense in 2003 is a result of the interest on the 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) that were issued in June 2002.

Taxes On Income.  Our effective tax rate was 35.0% for the twenty-six weeks ended June 27, 2003 compared to 39.2% for the twenty-six weeks ended June 28, 2002.  The decrease in 2003 as compared to 2002 is largely a result of increased utilization of Work Opportunity, Welfare to Work and Empowerment Zone tax credits.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal credits, certain non-deductible expenses and the valuation allowance discussed below.

We have a net deferred tax asset of approximately $26.1 million at June 27, 2003 resulting primarily from workers’ compensation reserves and allowance for doubtful accounts.  We have assessed our past earnings history and trends, projected sales, expiration dates of loss carry-forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against our carryforward benefits in the amount of $3.5 million at June 27, 2003 and $2.2 million at June 28, 2002.

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

The short-term, light industrial niche of the temporary services industry is highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly for provision of light industrial personnel, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately  and fully offset increased costs of doing business, including increased labor costs and increased costs for workers’ compensation insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins has been intense since 2002. We cannot assure you that we will not continue to face pressures on our margins. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

We have recently experienced a decline in annual revenue, and this trend may continue, which could cause the price of our securities to decline.

We had revenue of $862.7 million in 2002 compared to $917.0 million in 2001 and $976.6 million in 2000. The decline in revenue in 2001 and 2002 was primarily due to our consolidation of dispatch offices and a decrease in average revenue per dispatch office during the recent economic downturn. We cannot assure you that this decline in revenue will not continue or that our revenue and profits will not continue to be adversely affected by unfavorable economic conditions. Any continuation of these trends could cause the price of our securities to decline.

If we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our financial condition or results of operations may suffer.

We are required to pay workers’ compensation benefits for our temporary workers and regular employees. We have seen a tightening insurance market that has resulted in significantly increased insurance costs and higher deductibles, including workers’ compensation insurance. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis.  While we have recently secured coverage for occurances in July 2003 through June 2004, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for the coming year or any year thereafter.

We expect that the amount of collateral that we are required to post to support our workers’ compensation obligations will increase, which will reduce the capital we have available to grow and support our operations.

We are required to maintain commitments such as irrevocable letters of credit, cash-backed instruments, or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. We  pledge cash or other assets in order to obtain irrevocable letters of credit. We sometimes face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

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

We have purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company provides coverage for occurrences in 2001, 2002 and the current year through June 30, 2003. Prior to 2001, Legion Insurance Company and Reliance Insurance Company provided coverage to us. These insurance carriers are experiencing unfavorable claims experience and loss of their own reinsurance coverage, and as a result, are in substantially weakened financial condition. To the extent that we experience claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may be forced to satisfy a portion of those claims directly; this in turn could harm our financial condition or results of operations. In addition, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for the coming year or any year thereafter.

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

During 2001 and 2002 and so far in 2003, the slowdown in the U.S. economy significantly impacted the light industrial labor markets and has reduced our revenue. Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. As a result, any significant economic downturn could harm our business, financial condition or results of operations.

Establishment and expansion of our international operations will burden our resources and may fail to generate a substantial increase in revenue.

As of June 27, 2003, we had 46 dispatch offices in the United Kingdom and 36 in Canada. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:

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

Various labor unions and activist groups have attempted to disrupt our business. For example, these groups have backed legislation designed to adversely impact our business, coordinated legal actions directed at our activities and engaged in a public relations campaign to discredit members of our management team and influence our customers. We cannot assure you that these activities will not harm our business or the price of our securities.

Our dismissal of Arthur Andersen LLP could impair our ability to make timely SEC filings.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At June 27, 2003, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from levels at June 27, 2003 would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

At June 27, 2003, our marketable securities consist of revenue bonds and other municipal obligations, the vast majority of which have maturity dates of less than one year. Therefore, an increase in interest rates immediately and uniformly by 10% from levels at June 27, 2003 would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

PART II.              Other Information

Item 1.                         Legal Proceedings

See Note 7 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 4.                         Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on June 11, 2003, the following proposal was adopted by the margins indicated:

PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Robert J. Sullivan, Joseph P. Sambataro, Jr., Mark R. Beatty, Gates McKibbin, Thomas E. McChesney, Carl W. Schafer, and William W. Steele.  Each of these nominees was reelected to serve for a one year term, by the following margins of votes:

Nominees	For	Withheld
Robert J. Sullivan	35,722,899	212,325
Joseph P. Sambataro, Jr.	35,720,595	214,629
Mark R. Beatty	35,724,327	210,897
Gates McKibbin	35,373,351	561,873
Thomas E. McChesney	35,724,766	210,485
Carl W. Schafer	35,727,485	207,739
William W. Steele	35,728,235	206,989

Item 6.                       Exhibits and Reports on Form 8-K

a)              Exhibits.

Exhibit 31.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)             Reports on Form 8-K.

We filed a current report on Form 8-K on April 15, 2003, reporting under Item 9 – Regulation FD Disclosure, our financial results for the quarter ended March 28, 2003.

We filed a current report on Form 8-K on June 4, 2003, disclosing under Item 9 – Regulation FD Disclosure, copies of slide presentations, which we presented at the Lehman Brothers Global Services Conference on June 4, 2003 and generally to members of the financial and investment community from time to time.

We filed a current report on Form 8-K on June 10, 2003, updating under Item 9 – Regulation FD Disclosure, our previously released guidance for the second quarter of 2003 and announcing the departure of Matt Rodgers, executive vice president and chief operating officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.	8/4/03
Signature	Date
By:	Joseph P. Sambataro, Jr., Director, Chief
Executive Officer and President

/s/ Steven C. Cooper	8/4/03
Signature	Date
By:	Steven C. Cooper, Chief Financial Officer and
Executive Vice President