Form 10-Q
period 2003-09-26
LABOR READY INC
filed 2003-10-24
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 26, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14543

LABOR READY, INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1287341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1015 A Street, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(253) 383-9101

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
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

As of October 17, 2003, there were 40,501,588 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

(Unaudited)

	September 26, 2003	December 31, 2002

CURRENT ASSETS:
Cash and cash equivalents	$60,205	$69,255
Marketable securities	29,342	21,322
Accounts receivable	10,875	4,938
Accounts receivable pledged under securitization agreement	93,992	68,540
Allowance for doubtful accounts	(3,930)	(6,491)
Prepaid expenses, deposits and other	10,706	10,538
Deferred income taxes	5,219	9,188

Total current assets	206,409	177,290

PROPERTY AND EQUIPMENT:
Buildings and land	15,645	15,536
Computers and software	29,932	26,102
Cash dispensing machines	14,922	14,214
Furniture and equipment	1,806	1,625
	62,305	57,477
Less accumulated depreciation and amortization	32,514	26,260

Property and equipment, net	29,791	31,217

OTHER ASSETS:
Restricted cash and other assets	93,834	95,311
Deferred income taxes	16,916	9,425
Other assets	3,503	3,957

Total other assets	114,253	108,693

Total assets	$350,453	$317,200

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	September 26, 2003	December 31, 2002

CURRENT LIABILITIES:
Accounts payable	$16,154	$10,456
Accrued wages and benefits	16,074	12,000
Income tax payable	1,703	822
Current portion of workers’ compensation claims reserve	35,434	32,215
Current maturities of long-term debt	2,371	2,343

Total current liabilities	71,736	57,836

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	72,913	73,574
Workers’ compensation claims reserve	61,743	53,679

Total long-term liabilities	134,656	127,253

Total liabilities	206,392	185,089

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,490 and 40,773 shares issued and outstanding	49,219	50,854
Cumulative foreign currency translation adjustment	1,366	127
Cumulative unrealized gain on marketable securities	40	49
Retained earnings	93,436	81,081

Total shareholders’ equity	144,061	132,111

Total liabilities and shareholders’ equity	$350,453	$317,200

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Revenue from services	$254,497	$250,899	$642,461	$640,107

Cost of services	177,943	177,829	450,036	455,316
Gross profit	76,554	73,070	192,425	184,791

Selling, general and administrative expenses	57,261	56,144	163,848	162,773
Depreciation and amortization	2,137	2,183	6,252	6,974
Income from operations	17,156	14,743	22,325	15,044

Interest and other expense, net	(1,202)	(1,101)	(3,284)	(1,642)

Income before tax expense	15,954	13,642	19,041	13,402

Income tax	5,605	5,161	6,686	5,067

Net income	$10,349	$8,481	$12,355	$8,335

Net income per common share:
Basic	$0.26	$0.21	$0.31	$0.20
Diluted	$0.22	$0.18	$0.29	$0.20

Weighted average shares outstanding:
Basic	40,335	41,228	40,263	41,027
Diluted	51,035	51,474	50,610	41,773

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net income	$10,349	$8,481	$12,355	$8,335
Other comprehensive income:
Foreign currency translation adjustment	123	(151)	1,239	457
Unrealized gain (loss) on marketable securities	(28)	—	(9)	—
Other comprehensive income (loss) before tax	95	(151)	1,230	457

Income tax (expense) benefit related to other comprehensive income	(33)	57	(432)	(173)
Other comprehensive income (loss), net of tax	62	(94)	798	284
Comprehensive income	$10,411	$8,387	$13,153	$8,619

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirty-nine Weeks Ended
	September 26, 2003	September 27, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,355	$8,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,939	7,262
Provision for doubtful accounts	6,193	8,049
Deferred income taxes	(3,522)	(9,293)
Other operating activities	770	879
Changes in operating assets and liabilities:
Accounts receivable	(40,143)	(36,697)
Workers’ compensation claims reserve	11,283	18,259
Other current assets	(168)	(966)
Other current liabilities	11,535	8,068
Net cash provided by operating activities	5,242	3,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,378)	(1,886)
Purchases of marketable securities	(30,873)	(12,316)
Maturities of marketable securities	22,844	—
Other assets	(167)	(250)
Restricted cash and other assets	1,477	(16,102)
Net cash used in investing activities	(11,097)	(30,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee benefit plans	2,407	2,606
Payments on debt, net	(1,751)	(1,577)
Proceeds from issuance of convertible Notes	—	70,000
Payments for offering costs	(14)	(2,866)
Purchase and retirement of common stock	(4,957)	(1,717)
Net cash provided by (used in) financing activities	(4,315)	66,446
Effect of exchange rates on cash	1,120	406

Net change in cash and cash equivalents	(9,050)	40,194
CASH AND CASH EQUIVALENTS, beginning of period	69,255	48,865
CASH AND CASH EQUIVALENTS, end of period	$60,205	$89,059

See accompanying notes to consolidated financial statement

Item 1.   Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2002.  Certain amounts in the consolidated financial statements at September 27, 2002 have been reclassified to conform to the 2003 presentation.  Operating results for the thirty-nine week period ended September 26, 2003 are not necessarily indicative of the results that may be expected for the year ending January 2, 2004.

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

	Fiscal Year 2003		Fiscal Year 2004
	Ending Date	# of Days	Ending Date	# of Days
1st Quarter	March 28, 2003	87	April 2, 2004	91
2nd Quarter	June 27, 2003	91	July 2, 2004	91
3rd Quarter	September 26, 2003	91	October 1, 2004	91
4th Quarter	January 2, 2004	98	December 31, 2004	91

Revenue recognition.  Revenue from the sale of services is recognized at the time the service is performed.  A portion of our income is derived from cash dispensing machine fees; such amounts are immaterial for all periods presented.  Revenue attributable to sales involving coupons or other incentives are reversed in the period redeemed.

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations. The aggregate cost and fair values of our Marketable Securities was $29.3 million at September 26, 2003. At September 26, 2003, those securities are classified as available-for-sale and stated at fair value with the unrealized holding gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at September 26, 2003. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the thirty-nine weeks ended September 26, 2003, there were no sales of available-for-sale securities.

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

The following is a summary of restricted cash and other assets as of September 26, 2003 and December 31, 2002 (in millions):

	September 26, 2003	December 31, 2002
Workers’ Compensation Related
Workers’ Assurance Program cash-backed instruments *	$65.1	$20.4
Secured surety bonds	8.6	6.7
Available for future commitments	14.6	29.2
Subtotal	88.3	56.3
Accounts Receivable Facility	5.5	39.0

Total Restricted Cash and Other Assets	$93.8	$95.3

* See Item 2 - Capital Resources section for definition

NOTE 4: LONG-TERM DEBT

During 2002, the Company issued 6.25% Convertible Subordinated Notes due June 2007 (the “Notes”) in the aggregate principal amount of $70.0 million.  Interest is payable on the Notes on June 15 and December 15 of each year.  Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, the Company may redeem some or all of the Notes for cash at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period.

NOTE 5: WORKERS’ COMPENSATION INSURANCE

We provide workers’ compensation insurance to our temporary and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. However, should any single occurrence exceed the deductible amount, all losses and expenses beyond the deductible amount would be reimbursable from the insurance carrier.

For workers’ compensation claims originating in Washington, Ohio, West Virginia, North Dakota, Wyoming, Canada and Puerto Rico (the “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs. For work-related claims originating in the United Kingdom, which exceed amounts covered by governmental medical insurance programs, we have purchased an employers’ liability insurance policy that carries a 25 million British Pound limit in total.

We establish a reserve for the deductible portion of our workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of September 26, 2003 and December 31, 2002 are workers’ compensation claims reserves in the amounts of  $97.2 million and $85.9 million, respectively. The claims reserves were computed using a discount rate of 5.0%. The selection of this discount rate is based on the returns of “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.

Workers’ compensation expense recorded as part of cost of services consists of the following components:  self-insurance reserves net of changes in discount, monopolistic jurisdictions premium, insurance premium and estimates of excess claims from loss years covered by insurance companies now in liquidation. Workers’ compensation expense totaling $19.0 million and $19.8 million was recorded for the thirteen weeks ended September 26, 2003 and September 27, 2002, respectively. Workers’ compensation expense totaling $48.1 million and $50.4 million was recorded for the thirty-nine weeks ended September 26, 2003 and September 27, 2002, respectively.

NOTE 6: NET INCOME PER SHARE

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

	(Amounts in Thousands)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Stock Options	610	2,008	891	2,008
Convertible Notes	—	—	—	3,673

Anti-dilutive shares associated with our options relate to those options whose grant price is higher than the average market value of our stock during the period presented.  We have anti-dilutive shares associated with our convertible Notes when net income per share would have been higher had the Notes been converted to equity (the “if-converted” calculation).  The Notes are anti-dilutive in quarters when our net income per share is $.08 or lower.  The number of additional shares associated with the Notes is equal to the aggregate principal amount of the Notes, $70.0 million, divided by the stated conversion price of $7.26, or 9,642 shares.  Those shares were subject to a weighted average calculation in the thirteen-week and thirty-nine week periods ended September 27, 2002 because they were not outstanding for the entire periods.

Diluted net income and common shares were calculated as follows:

	Thirteen Weeks Ended
	September 26, 2003	September 27, 2002
Net income	$10,349	$8,481

Adjustments:

Interest on Notes	1,106	1,091
Amortization of costs for Notes issuance	162	140
Tax impact	(445)	(431)

Total adjustments	823	800

Adjusted net income	$11,172	$9,281

	Common Shares and Potential Common Shares
Weighted average number of common shares used in basic net income per common share	40,335	41,228

Effect of dilutive securities:

Stock options	1,058	719
Convertible Notes	9,642	9,527

Weighted average number of common shares and potential common shares used in diluted net income per common share	51,035	51,474

	Thirty-nine Weeks Ended
	September 26, 2003	September 27, 2002
Net income	$12,355	$8,335

Adjustments:

Interest on Notes	3,269	—
Amortization of costs for Notes issuance	460	—
Tax impact	(1,309)	—

Total adjustments	2,420	—

Adjusted net income	$14,775	$8,335

	Common Shares and Potential Common Shares

Weighted average number of common shares used in basic net income per common share	40,263	41,027

Effect of dilutive securities:

Stock options	705	746
Convertible Notes	9,642	—

Weighted average number of common shares and potential common shares used in diluted net income per common share	50,610	41,773

NOTE 7: COMMITMENTS AND CONTINGENCIES

Accounts Receivable Facility

In March 2001, we entered into a letter of credit facility and accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006.  The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to a wholly-owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility includes a corporate guarantee by us and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash.

At September 26, 2003 we had a total available borrowing capacity of $76.0 million under the Accounts Receivable Facility comprised of $70.8 million of accounts receivable and $5.2 of restricted cash. The $70.8 million represents the available portion of our total $94.0 million of securitized accounts receivable and the $5.2 million represents the available portion of the $5.5 million of restricted cash cross collateralizing the Accounts Receivable Facility.  Of that borrowing capacity available at September 26, 2003, we had $73.2 million of letters of credit issued against it leaving us with $2.8 million available for future borrowings.  We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 1.1% above the Commercial Paper rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds. The letters of credit bear fluctuating annual fees, which were approximately 0.9% of the principal amount of the letters of credit as of September 26, 2003.  Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

At September 26, 2003 and December 31, 2002 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	September 26, 2003	December 31, 2002

Accounts Receivable Facility letters of credit	$73.2	$79.9
Secured surety bonds	8.6	6.7
Unsecured surety bonds	5.9	19.4
Workers’ Assurance Program cash-backed instruments	65.1	20.4

Total Collateral Commitments	$152.8	$126.4

Revolving Credit Facility

In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of September 26, 2003 the available borrowing amount was $9.3 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation is set forth below.  In accordance with accounting principles generally accepted in the United States, we have established reserves for contingent legal and regulatory liabilities in the amount of $4.0 million at September 26, 2003 and $2.0 million at December 31, 2002. These reserves are based on management’s current best estimates and judgments of the scope and likelihood of such liabilities. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On October 3, 2000, Willie Wilkerson, Marco Medina and Arthur Demarchis filed an action in California State Court, Santa Clara County (the “Wilkerson Litigation”) alleging violations of state law in connection with the fees charged by us for optional use of our cash dispensing machines (CDMs). The plaintiffs are present or former temporary employees for us who sought unquantified damages, injunctive relief and certification of a class of workers. On June 25, 2002, the court certified a class of plaintiffs consisting of all temporary employees who used the CDMs from 1998 to present. In December 2002, we agreed to a settlement of this case in order to avoid further cost of litigation.  Under the terms of the settlement, we have agreed to make a contribution to a

California charitable organization, and pay a portion of the plaintiffs’ attorneys’ fees. The settlement was approved by the court on October 2, 2003.

On February 14, 2001, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County (the “Ramirez Litigation”), alleging violation of federal and state wage and hour laws for failing to pay temporary employees for all hours worked. The plaintiffs are present or former temporary employees for us and seek unquantified damages, injunctive relief and certification of a class of workers. On July 12, 2002, the court certified classes of plaintiffs in connection with claims relating to waiting time, travel time and equipment charges for the period of February 1998 to present. The court declined to certify classes of plaintiffs in connection with claims relating to transportation expenses and unfair competition.

On July 29, 2002, Marisol Balanderan and 55 other plaintiffs filed an action against us and one of our customers in California State Court, Los Angeles County.  The plaintiffs are present or former temporary employees and job applicants who seek unquantified compensatory and punitive damages based on allegations that they were subjected to discrimination in dispatch to jobs on the basis of their female gender, throughout a period from September 2001 through January 2002. They also seek certification of a class of similarly situated temporary employees.

On February 6, 2003, Scott Romer, a former Account Representative, and Shauna Clark, a former Level III Customer Service Representative, filed an action against us in California State Court, Los Angeles County. The plaintiffs allege that they were wrongfully exempted from entitlement to overtime pay during their employment. They seek unquantified compensatory damages and certification of a class of similarly situated employees.

On July 16, 2003, Alecia Recio, Elizabeth Esquivel, Debbie Owen and Barry Selbts, each a former Labor Ready employee, jointly filed an action in United States District Court for the Central District of California, alleging failure to pay overtime under state and federal law and seeking unspecified damages and certification of a class of similarly situated employees.

In June 2002, Troy McCullock, a former Labor Ready District Manager, filed a demand for arbitration with the American Arbitration Association in California, alleging that he was discriminatorily demoted on the basis of race. On August 14, 2003, an award was issued in the arbitration, pursuant to which Mr. McCullock was awarded economic and compensatory damages. The arbitrator also awarded attorneys fees and punitive damages, the amount of which remains to be determined.

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

	Thirty-nine Weeks Ended
	September 26, 2003	September 27, 2002
	(Amounts in Thousands)
Cash paid during the period for:
Interest	$3,014	$835

Income taxes	$8,503	$3,304

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$494	$1,177

Contribution of common stock to 401(k) plan	$285	$277

Unrealized gain on marketable securities	$9	$—

NOTE 9: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  The ESPP expires on June 30, 2006.  1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.1 million shares have been issued and 0.8 million shares remain available for future issuance.  During the thirty-nine weeks ended September 26, 2003, participants purchased 79,000 shares in the ESPP for cash proceeds of  $0.4 million.

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

(In thousands, except per share amount):

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 26, 2003	September 26, 2003
Net Income
As Reported	$10,349	$12,355
Pro Forma	$10,340	$11,688

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 26, 2003	September 26, 2003
Net Income Per Share – As Reported
Basic	$0.26	$0.31
Diluted	$0.22	$0.29

Net Income Per Share – Pro Forma
Basic	$0.26	$0.29
Diluted	$0.22	$0.28

The following table summarizes stock option activity:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2003		September 26, 2003
	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of period	5,018	$6.33	5,397	$6.52
Granted	68	$8.24	325	$6.62
Exercised	(254)	$4.85	(443)	$4.49
Canceled	(219)	$7.93	(666)	$8.98

Outstanding at the end of the period	4,613	$6.36	$4,613	6.36

Exercisable at the end of the period	1,915	$7.78	1,915	$7.78

Weighted average fair value of options granted during the period		$2.50		$2.61

(1) Weighted average exercise price.

At September 26, 2003, 1,672 shares of common stock were available for future grant under our stock option plans.

Information relating to stock options outstanding and exercisable at September 26, 2003 is as follows (in thousands, except per share amounts):

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$3.05	-	$3.80	1,535	2.64	$3.48	758	$3.51
$3.81	-	$6.00	1,315	3.31	$5.24	326	$5.09
$6.01	-	$14.00	1,367	3.38	$7.57	435	$8.85
$14.01	-	$21.00	396.55		$17.00	396	$17.00
$3.05	-	$21.00	4,613	2.87	$6.36	1,915	$7.78

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

Overview

Labor Ready is a national provider of temporary employees for manual labor jobs.  Our customers are primarily in transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale, sanitation and printing industries.  During 2002, we put approximately 600,000 people to work through our dispatch offices in all 50 of the United States, in Puerto Rico, in five provinces of Canada and in the United Kingdom.  We served more than 275,000 customers in 2002 and are not dependent on any individual customer for more than 2% of our annual revenue.  Our annual revenue was $862.7 million in 2002, and was $642.5 million and $640.1 million for the thirty-nine weeks ended September 26, 2003 and September 27, 2002, respectively.

We had 788 operating branches as of September 26, 2003 after opening 1 branch office and closing 3 during the quarter. We see opportunities for growth of our business, including additional opportunities to expand operations overseas, although we have completed all our anticipated expansion for 2003. Revenue from international operations for the thirty-nine weeks ended September 26, 2003 was approximately 6.3% of our total revenue. We are focusing on increasing the revenue and profitability in each dispatch office through the implementation of measures designed to control costs and improve customer satisfaction, marketing effectiveness and retention and training of our dispatch office staff.

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

Gross profit reflects the difference between our revenue from services and the cost of services.  Cost of services includes the wages and related payroll taxes of temporary employees, workers’ compensation expense, and transportation.  Gross profit has historically been affected by numerous factors, including competitive pressures on billing rates, wage rate increases, increases in state unemployment insurance and increases in workers’ compensation charges.  Pressure on our margins has been intense since 2002. However, we have implemented policies, procedures and training focused on pay rates and other components of cost of services. We have been successful in producing stronger margins thus far in 2003, although we may still experience fluctuations in our margins in the future.

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

Liquidity and Capital Resources

Cash Flow Summary

Net cash provided by operating activities was $5.2 million for the thirty-nine week period ended September 26, 2003 compared to $3.9 million for the same period ended September 27, 2002. The increase in cash flows from operations in 2003 as compared to 2002 is largely due to higher net income resulting from increased gross margins. In addition, our deferred income tax assets grew more slowly during 2003 than in 2002. Those positive impacts were partially offset by the net change in our operating assets and liabilities driven by slower growth in our workers’ compensation claims reserve due to stabilization in prior years’ reserve balances.

We typically pay our temporary employees on a daily basis, bill our customers weekly, and, on average, collect monthly.  Consequently, from time to time we may experience negative cash flow from operations.

Net cash used in investing activities was ($11,097) for the thirty-nine week period ended September 26, 2003 compared to ($30,554) for the same period ended September 27, 2002.  This change is mostly due to changes in our restricted cash, which is used primarily to collateralize our workers’ compensation program and our Accounts Receivable Facility.  We reduced our restricted cash and other assets by $1.5 million during the thirty-nine week period ended September 26, 2003.  During the thirty-nine week period ended September 27, 2002 we had increased these accounts by $16.1 million, $12.0 million of which was for cross-collateralization of our Accounts Receivable Facility. We expect to post approximately $15.0 million additional restricted cash related to our Accounts Receivable Facility during the fourth quarter as our accounts receivable balance declines consistent with the seasonality of our sales.  In addition, our cash used in investing activities decreased because we had net investments in marketable securities of $8.0 million in the period ended September 26, 2003 compared to $12.3 million in the period ended September 27, 2002.

Net cash provided by (used in) financing activities was ($4.3) million for the thirty-nine weeks ended September 26, 2003 and $66.4 million for the thirty-nine weeks ended September 27, 2002. The cash provided by financing activities in 2002 was largely the result of proceeds received from the issuance of the convertible Notes.  The cash used in financing activities in 2003 is primarily the result of common stock repurchases of approximately 839,000 shares for $5.0 million. Our Board of Directors has authorized repurchases of up to an additional 1.4 million shares.

The following table provides a summary of our contractual obligations as of September 26, 2003 by due date:

	Payments Due By Year (In Thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (a)	$70,000	—	—	70,000	—
Capital lease obligations (b)	4,917	2,609	2,079	213	16
Operating leases (c)	2,648	1,382	992	127	147
Other long-term obligations (d)	5,053	3,661	1,392	—	—

Total Contractual Cash Obligations	$82,618	$7,652	$4,463	$70,340	163

(a)          Convertible Subordinated Notes further described in Note 4 of Notes to Consolidated Financial Statements Found in Item 1 of Part I of this Form 10-Q.

(b)         Primarily payments on leases of the Cash Dispensing Machines (CDMs), which include interest and tax amounts.

(c)          Excludes all payments related to leases cancelable within ninety days.

(d)         Voice and data service contracts.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of September 26, 2003:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments

Accounts Receivable Facility (e)	$80,000	—	$80,000	—	—
Line of credit (f)	9,250	500	8,750	—	—
Secured surety bonds	8,629	8,629	—	—	—
Unsecured surety bonds	7,500	7,500	—	—	—

Total Commercial Commitments	$105,379	$16,629	$88,750	—	—

Other Commitment Capacity

Workers’ Assurance Program (g)	79,695

Total Commercial Commitments and other Collateral Capacity	185,074

Total Collateral Commitments Outstanding At September 26, 2003	(152,800)

Available Commitment Capacity	$32,274

(e)          See Note 7 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

(f)            No balance outstanding. See description of Revolving Credit Facility below.

(g)         See description below in Capital Resources.

Capital Resources

In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006.  The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to a wholly-owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility includes a corporate guarantee by us and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash.  We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 1.1% above the Commercial Paper rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  At September 26, 2003 we had restricted cash in our Workers’ Assurance Program totaling $79.7 million.  Of this cash, $65.1 million was committed to insurance carriers leaving $14.6 million available for future needs.

In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of September 26, 2003 the available borrowing amount was $9.3 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

During 2002, the Company issued 6.25% Convertible Subordinated Notes due June 2007 (the “Notes”) in the aggregate principal amount of $70.0 million.  Interest is payable on the Notes on June 15 and December 15 of each year.  Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, the Company may redeem some or all of the Notes at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

We provide workers’ compensation insurance to our temporary and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured.  However, should any single occurrence exceed the deductible amount, all losses and expenses beyond the deductible amount would be the responsibility of the insurance carrier.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds.  Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they are responsible.  Such amounts can increase or decrease independent of our assessments and reserves.  At September 26, 2003 and December 31, 2002 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	September 26, 2003	December 31, 2002

Accounts Receivable Facility letters of credit	$73.2	$79.9
Secured surety bonds	8.6	6.7
Unsecured surety bonds	5.9	19.4
Workers’ Assurance Program cash-backed instruments	65.1	20.4

Total Collateral Commitments	$152.8	$126.4

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

The letters of credit bear fluctuating annual fees, which were approximately 0.9% of the principal amount of the letters of credit as of September 26, 2003.  Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

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

	(Amounts in Thousands)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Beginning Balance	$90,461	$70,361	$85,894	$61,615

Self-Insurance Reserve Expenses
Expenses related to current period (net of discount)	16,177	14,485	38,444	35,371
Expenses related to prior years	(1,942)	2,337	(1,528)	6,994
Total	14,235	16,822	36,916	42,365

Amortization of prior year discount	1,508	584	3,569	2,058

Payments
Payments related to current period	(2,814)	(1,977)	(4,521)	(3,662)
Payments related to prior years	(6,213)	(6,001)	(24,681)	(22,587)
Total	(9,027)	(7,978)	(29,202)	(26,249)

Ending Balance	$97,177	$79,789	$97,177	$79,789

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

Factors we consider in establishing and adjusting these reserves include, among other things, (a) the estimates provided by our independent actuaries, (b) our mix of business by state and by type of work performed, (c) industry and nationwide trends in benefit costs, (d) the impact of the loss of insurance coverage for excess claims insured by insurance companies which have become insolvent, (e) appropriate discount rates and estimated payment patterns, and (f) future savings related to claims management and other cost containment measures.  Factors that have caused our estimated losses for prior years to change include, among other things, (i) inflation of medical and indemnity costs at a rate higher than originally anticipated, (ii) regulatory and legislative developments that have increased benefits and settlement requirements in several states, (iii) a different mix of business than previously anticipated, (iv) the impact of the loss of insurance coverage for excess claims insured by insurance companies which have become insolvent, and (v) adjustments to the discount rate.

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

Two of the insurance companies with which we formerly did business are currently in liquidation and have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”). We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we will retain the obligation for payment of these excess claims. Although it is possible that we may ultimately recover at least some portion of these excess claim amounts in the liquidation process, we have concluded that a material recovery is unlikely. As a result, we have estimated and recorded the liability for those claims to be approximately $1.3 million, net of discount.

Other

Included in cash and cash equivalents at September 26, 2003 is cash held within dispatch office CDMs for payment of temporary payrolls in the amount of approximately $15.0 million as compared to $15.7 million at September 27, 2002.

Our capital expenditures for the thirty-nine weeks ended September 26, 2003 and September 27, 2002 were $4.9 million and $3.1 million, respectively.  We anticipate that our capital expenditures will be approximately $1 million for the remainder of 2003.

Results of Operations

Thirteen Weeks Ended September 26, 2003 Compared to Thirteen Weeks Ended September 27, 2002

The following table compares the operating results for the thirteen weeks ended September 26, 2003 and September 27, 2002 (in thousands):

	Thirteen Weeks Ended
	September 26, 2003	September 27, 2002	Percent Change
Revenue from services	$254,497	$250,899	1.4
Cost of services	177,943	177,829	0.1
Selling, general and administrative expenses	57,261	56,144	2.0
Depreciation and amortization	2,137	2,183	(2.1)
Interest and other expense, net	(1,202)	(1,101)	9.2
Income before tax expense	15,954	13,642	16.9
Net income	$10,349	$8,481	22.0

Dispatch Offices and Revenue from Services. The number of offices increased to 788 at September 26, 2003 from 749 locations at September 27, 2002. Revenue in the third quarter increased slightly by 1.4% as compared to the same quarter a year earlier.  The change in revenue was made up of the following three components:  (a) a 0.6% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a 1.5% growth in revenue from new branches opened this year and (c) a 0.7% decline in revenue related to closed branches. Revenues from our international operations for the thirteen weeks ended September 26, 2003 were approximately 6.7% of our total revenues compared to 6.3% for the same period last year.

Cost of Services and Gross Margin. Cost of services as a percent of revenue decreased to 69.9% for the thirteen weeks ended September 26, 2003 compared to 70.9% for the thirteen weeks ended September 27, 2002.  The decrease in cost of services as a percent of revenue is due to the fact that our average bill rate increased by nearly 1.6% this quarter over a year earlier while our average pay rate increased 0.1%.  Wages paid to workers were 56.2% of revenue for the thirteen weeks ended September 26, 2003 compared to 57.0% of revenue for the thirteen weeks ended September 27, 2002. Additionally, workers’ compensation expense as a percent of revenue declined to 7.5% from 7.9% a year earlier, as prior years’ reserve balances stabilized. As a result, our gross margins were 30.1% for the thirteen weeks ended September 26, 2003 compared to 29.1% for the thirteen weeks ended September 27, 2002.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses have remained fairly consistent as we continue to make a company-wide, concerted effort to maintain and control costs. SG&A expenses were 22.5% of revenue for the thirteen weeks ended September 26, 2003 compared to 22.4% of revenue for the thirteen weeks ended September 27, 2002.

Depreciation and Amortization Expense.  Depreciation and amortization expenses have remained consistent decreasing slightly to $2.1 million for the thirteen weeks ended September 26, 2003 from $2.2 million for the same period in 2002.

Interest and Other Expense, Net.  We recorded interest and other expense, net of interest income, of ($1.2) million for the thirteen weeks ended September 26, 2003 as compared to ($1.1) million for the thirteen weeks ended September 27, 2002.

Taxes On Income.   Our effective tax rate was 35.1% for the thirteen weeks ended September 26, 2003 compared to 37.8% for the thirteen weeks ended September 27, 2002.  The decrease in 2003 as compared to 2002 is largely a result of increased utilization of Work Opportunity, Welfare to Work and Empowerment Zone tax credits.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal credits, certain non-deductible expenses and the valuation allowance discussed below.

We have a net deferred tax asset of approximately $22.1 million at September 26, 2003 resulting primarily from workers’ compensation reserves and allowance for doubtful accounts.  We have assessed our past earnings history and trends, projected sales, expiration dates of loss carry-forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against our carryforward benefits in the amount of $3.7 million at September 26, 2003 and $3.0 million at September 27, 2002.

Thirty-nine Weeks Ended September 26, 2003 Compared to Thirty-nine Weeks Ended September 27, 2002

The following table compares the operating results for the thirty-nine weeks ended September 26, 2003 and September 27, 2002 (in thousands):

	Thirty-nine Weeks Ended
	September 26, 2003	September 27, 2002	Percent Change
Revenue from services	$642,461	$640,107	0.4
Cost of services	450,036	455,316	(1.2)
Selling, general and administrative expenses	163,848	162,773	0.7
Depreciation and amortization	6,252	6,974	(10.4)
Interest and other expense, net	(3,284)	(1,642)	100.0
Income before tax expense	19,041	13,402	42.1
Net income	$12,355	$8,335	48.2

Dispatch Offices and Revenue from Services. The number of offices increased to 788 at September 26, 2003 from 749 locations at September 27, 2002. Revenue for the nine months ended September 2003 increased slightly by 0.4% as compared to the same period a year earlier.  The change in revenue was made up of the following three components:  (a) a 0.4% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a 0.9% growth in revenue from new branches opened this year and (c) a 0.9% decline in revenue related to closed branches. Revenues from our international operations for the thirty-nine weeks ended September 26, 2003 were approximately 6.3% of our total revenues compared to 5.7% for the same period last year.

Cost of Services and Gross Margin. Cost of services as a percent of revenue decreased to 70.0% for the thirty-nine weeks ended September 26, 2003 compared to 71.1% for the thirty-nine weeks ended September 27, 2002. The decrease in cost of services as a percent of revenue is due to the fact that our average bill rate increased by nearly 2.2% during the thirty-nine weeks ended September 26, 2003 over a year earlier while our average pay rate increased 0.4%.  Wages paid to workers were 56.3% of revenue for the thirty-nine weeks ended September 26, 2003 compared to 57.2% of revenue for the thirty-nine weeks ended September 27, 2002. Additionally, workers’ compensation expense as a percent of revenue declined to 7.5% from 7.9% a year earlier, as prior years’ reserve balances stabilized.  As a result, our gross margins were 30.0% for the thirty-nine weeks ended September 26, 2003 compared to 28.9% for the thirty-nine weeks ended September 27, 2002.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses have remained fairly consistent as we continue to make a company-wide concerted effort to maintain and control costs. SG&A expenses were 25.5% of revenue for the thirty-nine weeks ended September 26, 2003 and 25.4% of revenue for the thirty-nine weeks ended September 27, 2002.

Depreciation and Amortization Expense.  Depreciation and amortization expenses have decreased to $6.3 million for the three quarters ended September 2003 from $7.0 million for the same period in 2002.  The decrease is largely the result of a one-time adjustment for a change in the estimated useful lives of certain assets during the second quarter of 2002.

Interest and Other Expense, Net.  We recorded interest and other expense, net of interest income, of ($3.3) million for the thirty-nine weeks ended September 26, 2003 as compared to ($1.6) million for the thirty-nine weeks ended September 27, 2002. The increase in interest expense in 2003 is a result of the interest on the 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) that were issued in June 2002.

Taxes On Income.   Our effective tax rate was 35.1% for the thirty-nine weeks ended September 26, 2003 compared to 37.8% for the thirty-nine weeks ended September 27, 2002.  The decrease in 2003 as compared to 2002 is largely a result of increased utilization of Work Opportunity, Welfare to Work and Empowerment Zone tax credits.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal credits, certain non-deductible expenses and the valuation allowance discussed above within the thirteen-week comparison.

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

The short-term, light industrial niche of the temporary services industry is highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly for provision of light industrial personnel, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins has been intense since 2002. We cannot assure you that we will not continue to face pressures on our margins. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

We have recently experienced a decline in annual revenue, and, despite recent revenue growth, this trend may continue, which could cause the price of our securities to decline.

We had revenue of $862.7 million in 2002 compared to $917.0 million in 2001 and $976.6 million in 2000. The decline in revenue in 2001 and 2002 was primarily due to our consolidation of dispatch offices and a decrease in average revenue per dispatch office during the recent economic downturn. While we have achieved modest growth in revenue during the nine months ended September 26, 2003, we cannot assure you that we won’t see a return to declining revenue or that our revenue and profits will not continue to be adversely affected by unfavorable economic conditions. Any continuation of these trends could cause the price of our securities to decline.

If we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our financial condition or results of operations would suffer.

We are required to pay workers’ compensation benefits for our temporary and regular employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers’ compensation insurance coverages. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. While we have recently secured coverage with American International Group, Inc. (AIG) for occurances in the period from July 2003 through June 2004, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after June 2004.  In the event we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations would suffer.

We expect that the amount of collateral that we are required to post to support our workers’ compensation obligations will increase, which will reduce the capital we have available to grow and support our operations.

We are required to maintain commitments such as irrevocable letters of credit, cash-backed instruments, or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. We  pledge cash or other assets in order to secure these commitments. We sometimes face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

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

Prior to our current policy with AIG, we purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company (Kemper) provided coverage for occurrences commencing in 2001 through June 30, 2003. Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance)

provided coverage to us. These former insurance carriers are experiencing unfavorable claims experience and loss of their own reinsurance coverage. Legion and Reliance are currently in liquidation and have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”). We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we will retain the obligation for payment of these excess claims. To the extent we experience additional claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may continue to be forced to satisfy some or all of those claims directly; this in turn could harm our financial condition or results of operations.

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

We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity and other claims. From time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these regulations. We have in the past been found, and may in the future be found, to have violated regulations or other regulatory requirements applicable to our operations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and could harm our business.  We currently maintain insurance for certain types of employer liability  with coverage above a $2.5 million deductible per occurrence. We cannot assure you that we will not experience these problems in the future or that our insurance will be sufficient in amount or scope to cover any of these types of liabilities or that we will be able to continue to secure insurance coverage for such events on terms that we find commercially resasonable.

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

As of September 26, 2003, we had 46 dispatch offices in the United Kingdom and 36 in Canada. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:

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

In 2003 and the past two years, a number of bills were introduced in Congress and various state legislatures which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary employees receive the same pay and benefits as our customers’ regular employees, prohibition on fees charged in connection with our CDMs and a requirement that our customers provide workers’ compensation insurance for our temporary employees. We take a very active role and incur expense in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of these bills will not be enacted, in which event demand for our service may suffer.

Organized labor has been particularly active in sponsoring legislation in the State of California, our largest market. Adverse legislation in California or our other large markets could significantly increase our costs of doing business or decrease the value of our services to our customers. Either result could harm our results of operations.

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

We rely heavily on the performance and productivity of our dispatch office managers, who manage the operation of the dispatch offices, including recruitment and daily dispatch of temporary employees, marketing and providing quality customer service. We have historically experienced a high degree of turnover among our branch managers. As a result, we must continue to recruit a sufficient number of managers to staff new offices and to replace managers lost through attrition or termination. Our future growth and financial performance depend on our ability to hire, train and retain qualified managers from a limited pool of qualified candidates who frequently have no prior experience in the temporary employment industry.

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

Our business would suffer if we could not attract enough temporary employees.

We compete with other temporary personnel companies to meet our customer needs and we must continually attract reliable temporary employees to fill positions. We have in the past experienced short-term worker shortages and we may continue to experience such shortages in the future. If we are unable to find temporary employees to fulfill the needs of our customers over a long period of time, we could lose customers and our business could suffer.

Determinations that we have misclassified the jobs performed by our temporary employees for workers’ compensation insurance purposes, even if the misclassifications are inadvertent, could result in us owing penalties to government regulators and/or having to record additional expense.

In five states, Canada and Puerto Rico, we pay workers’ compensation insurance premiums directly to the government in amounts based in part on the classification of jobs performed by our employees. From time to time, we are subject to audits by various state regulators regarding our classifications of jobs performed by our employees. The classification of jobs performed by our employees is one of many factors taken into account by our actuaries in helping us determine the adequacy of our financial reserves for our workers’ compensation exposure. If it is determined that we have materially misclassified a number of our employees, we could be required to increase our financial reserves for our workers’ compensation liability, which could harm our results of operations and could cause the price of our securities to decline.

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

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At September 26, 2003, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from levels at September 26, 2003 would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

At September 26, 2003, our marketable securities consist of revenue bonds and other municipal obligations, the vast majority of which have maturity dates of less than one year. Therefore, an increase in interest rates immediately and uniformly by 10% from levels at September 26, 2003 would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and our CFO concluded that, as of September 26, 2003, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting.  During the quarter ended September 26, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.                       Legal Proceedings

See Note 7 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 4.                       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 26, 2003.

Item 6.                       Exhibits and Reports on Form 8-K

a)              Exhibits.

Exhibit 31.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Separation Agreement and General Release dated October 9, 2003.

b)             Reports on Form 8-K.

We filed a current report on Form 8-K on July 3, 2003, reporting under Item 9 - Regulation FD Disclosure, that we had selected The Insurance Company of the State of Pennsylvania and National Union Fire Insurance Company of Pittsburgh, PA both member companies of American International Group, Inc. to provide the Company’s workers’ compensation insurance.

We filed a current report on Form 8-K on July 15, 2003, reporting under Item 9 - Regulation FD Disclosure, our financial results for the quarter ended June 27, 2003.

We filed a current report on Form 8-K on September 15, 2003, updating under Item 9 - Regulation FD Disclosure, our previously released guidance for the third quarter of 2003.

We filed a current report on Form 8-K on September 17, 2003, disclosing under Item 9 - Regulation FD Disclosure, our copies of slide presentations, which we presented at the Labor Ready 2003 Analyst Presentation held at the Marriott Marquis Hotel in New York City on September 17, 2003 and generally to members of the financial and investment community from time to time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.	10/24/03
Signature	Date
By:	Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President

/s/ Steven C. Cooper	10/24/03
Signature	Date
By:	Steven C. Cooper, Chief Financial Officer and Executive Vice President