Form 10-K
period 2004-01-02
LABOR READY INC
filed 2004-03-02
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 02, 2004

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

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter, June 27, 2003, was approximately $281 million.

As of February 17, 2004, there were 41,181,927 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held in June 2004, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

LABOR READY, INC.

FORM 10-K

PART I.

This Form 10-K contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in Item 7 of Part II of this Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations

Comment regarding our fiscal year end: On March 12, 2003, the Board of Directors approved a change in the Company’s fiscal year end from December 31 to a 52/53-week fiscal year ending on the Friday closest to December 31.  This change is effective for fiscal year 2003, which ended on January 02, 2004.  In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks. All references in this Form 10-K to the “2003 fiscal year end,” “2003 year end” or “end of 2003” are to the fiscal year ended January 02, 2004.

Item 1.                                                           BUSINESS

a) Introduction and General Developments

Labor Ready, Inc. (together with its subsidiaries, the “Company” or “our Company”) was incorporated in 1985 under the laws of the State of Washington and began operations in 1989.  Our Company is an international provider of temporary employees for manual labor jobs.  During 2003, we served over 275,000 customers and we put nearly 600,000 people to work through our dispatch offices in all 50 of the United States, in Puerto Rico, in five provinces of Canada and in the United Kingdom.  We believe our ability to provide a large number of workers on short notice, usually the same day as requested, provides us with a competitive advantage.

Our customers are primarily businesses in the transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale, sanitation and printing industries.  These businesses typically require workers for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work.  We locate our dispatch offices in areas easily accessible to temporary employees, and within convenient commuting distances to customers needing manual labor.  All of the growth in dispatch offices to date has been achieved by opening Company-owned locations rather than through acquisitions or franchising.

We continue to refine our strategies designed to increase revenue and profitability in all of our locations.  We are also focused on expanding into smaller markets in the United States and Canada as well as further expansion of our operations in the United Kingdom.  This strategy led to a net increase of 31 branches during 2003.  A key element of our business model is flexibility and scalability that allows us to respond to changes in the economy and other business opportunities.  During 2000 and 2001, while we opened 243 new branches, we undertook a program of consolidating certain offices and closing others to achieve increased efficiency and to respond to a change in demand.  This process resulted in our closing or consolidating 174 branches, predominantly within our United States operations.  During 2002 we made only minor adjustments to our number of branches. The following table sets forth the number and country of dispatch offices open at the end of each of the last five years.

Labor Ready Dispatch Offices

by Country

	Year End
	2003	2002	2001	2000	1999
United States (including Puerto Rico)	698	686	693	769	671
Canada	36	31	34	33	15
United Kingdom	45	31	29	14	1
Total	779	748	756	816	687

We currently anticipate opening approximately 30 new branch locations in 2004, although additional offices may be opened if required to meet a specific demand or to take advantage of new opportunities.  We expect that approximately six of those openings will be in the United Kingdom and the rest will be in the United States and Canada.  We continue to analyze individual dispatch office results, which may lead to additional dispatch office closures in 2004 if specific performance standards are not met.  From time to time, we analyze acquisition opportunities, and may pursue acquisitions in certain circumstances and may also alter the pace of our expansion based on future developments and market conditions.

b) Financial Information about Business Segments

Our operations are reported as one segment.  Please see Item 8 of Part II of this Form 10-K for our consolidated financial information.

c) Narrative Description of the Business

TEMPORARY STAFFING INDUSTRY

The temporary staffing industry evolved out of the need to minimize the inconvenience and expense of hiring and administering regular employees in response to temporary changes in business conditions.  Historically, the demand for temporary workers has been driven primarily by the need to satisfy peak production requirements and to temporarily replace full-time employees absent due to illness, vacation or abrupt termination.  More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs.

The temporary staffing industry consists of a number of segments focusing on business needs that vary widely in duration of assignment and level of technical specialization.  Our Company is primarily within the short-term, light industrial segment of the temporary staffing industry.  We feel this segment is highly fragmented and presents opportunities for larger, well-capitalized companies to compete effectively, mainly through systems and procedures that efficiently process a high volume of transactions and coordinate multi-location activities.

Industry factors that impact our working capital include the fact that we generally pay our temporary employees on a daily basis, bill our customers weekly and, on average, collect monthly.  Additionally, we are substantially self-insured for workers’ compensation claims originating in the majority of the states.  As such, we are required by our insurance carriers and certain state workers’ compensation programs to collateralize our potential workers’ compensation obligation before the work is performed with irrevocable letters of credit, cash-backed instruments, or surety bonds.  More detailed discussion of the impact of those collateral requirements on our working capital can be found in Item 7 of Part II of this Form 10-K - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

OUR STRATEGY

Our goal is to enhance our position as one of the leading national providers of temporary manual labor.  Key elements of our strategy include the following:

•                    Grow current branch revenues and profits.  Our strategy is to increase revenue and profits in each dispatch office by expanding sales to existing customers and by aggressively expanding the number and mix of customers served.  We are committed to only opening offices that can quickly reach or exceed performance standards, and closing offices that are under-performing.

This strategy is calculated to improve profitability by increasing average sales per dispatch office.  We are focused on improving our branch manager tenure through effective compensation programs, enhanced and targeted training and meaningful mentoring and development.  We are constantly working to improve all aspects of customer service and we are diligently monitoring and controlling our pricing and costs.

•                    Expand in new markets in the United States and Canada. Although recent difficulties in the U.S. economy and the temporary staffing sector caused us to focus on improving operating efficiencies rather than aggressive expansion, we continue to seek opportunities to expand.  We intend to establish a presence, where appropriate, in small to medium sized domestic markets, generally with populations of no less than 50,000, and anticipate approximately 24 new small market branches during 2004.  These new markets typically are no closer than 25 miles to our nearest branch.  We have identified approximately 200 potential new markets available to us beyond 2004.

•                    Expand in the United Kingdom. We opened 15 new branches in the United Kingdom during 2003, which was approximately a 50% increase over 2002.  During 2004 we anticipate six additional openings.  As our existing UK branches mature, we see additional investment opportunities and we have identified approximately 75 potential new markets available to us beyond 2004 in the UK.

In addition to these strategies, we will also continue to evaluate acquisition opportunities within and complementary to our market niche.

OUR OPERATIONS

Dispatch Offices.  Dispatch offices generally open by 5:30 a.m. and remain open until the last temporary employee is paid. Typically, temporary employees come to the dispatch office in the morning to see whether work is available and to indicate their availability for assignment.  During the early morning hours, branch staff coordinate incoming customer work orders, assign the available temporary employees to the job openings for the day, and assist as necessary in coordinating transportation to the job site.  Most job openings are requested on short notice, often the same day as the temporary employees are needed at the job site.  Work assignments are filled on a nondiscriminatory basis, with the dispatch office manager endeavoring to match customer needs with available temporary employees.

We believe that the  most critical factor determining the success of a dispatch office is identifying and retaining an effective dispatch office manager. Dispatch offices are generally staffed with at least two full-time employees, including the dispatch office manager and a customer service representative.  Each dispatch office manager has primary responsibility for managing the operations of the dispatch office, including the recruiting and daily dispatch of temporary employees, and collection of accounts receivable.

Each dispatch office manager has primary responsibility for customer service and the dispatch office’s sales efforts, including identifying and soliciting local businesses likely to have a need for temporary manual workers.  We commit substantial resources to the training, development, and operational support of our dispatch office managers.

Our Customers.  The majority of our customers require workers for short-term projects such as lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work.  We currently derive our revenue from a large number of customers and we are not dependent on any individual customer for more than 2% of our annual revenue.  During 2003, we served over 275,000 customers.  Our ten largest customers accounted for approximately 5% of total revenue in both 2003 and 2002.  While a single dispatch office may derive a substantial percentage of its revenue from an individual customer, the loss of that customer would not have a significant impact on our overall revenue.

Many customers use Labor Ready to screen prospective employees for future permanent hires.  Because we typically do not charge a fee if a customer hires our temporary employee, customers have the opportunity to observe the prospective employee in an actual working situation, minimizing the expense of employee turnover and personnel agency fees.  We recruit temporary employees daily so that we can be responsive to the planned as well as unplanned needs of the businesses we serve.  Our customers know we can respond quickly to their labor needs.  Under our “satisfaction guaranteed” policy, temporary employees unsatisfactory to our customer are promptly replaced and the customer is not charged for their time if the customer notifies us within the first two hours of work. Accounts receivable adjustments related to all customer credits, including those related to our satisfaction guarantee, totaled less than 0.6% of revenue in both 2003 and 2002.

Our Temporary Employees. During 2003, we put nearly 600,000 people to work.  Most temporary employees find our “Work Today, Paid Today” policy appealing and arrive at the dispatch office early in the morning motivated to put in a day’s work and receive their pay at the end of the day.  Temporary employees are aware that we typically do not charge a fee if a customer decides to offer them a full-time position.  The possibility of locating a full-time position serves as an added incentive to our temporary employees.  We attract our pool of temporary employees through flyers, newspaper advertisements, dispatch office displays and word of mouth.  We believe our focus on locating dispatch offices in areas convenient for our temporary employees, with ready access to public transportation, is particularly important in attracting temporary employees.

Management, Employees and Training.  At the end of 2003, we had approximately 2,770 regular employees.  Dispatch office managers report to district managers who in turn report to area directors.  For positions above dispatch office manager, our recruiting focus is on hiring management and supervisory personnel with experience in managing multi-location operations along with experience in staffing and personnel services.

New dispatch office managers typically undergo approximately four weeks of on-the-job training at a dispatch office and one week of training at our training center which is located at the corporate office in Tacoma, Washington. Staffed by experienced training professionals, the training center has developed a curriculum, training manuals, and on-line instruction modules for the training program, which include rigorous sessions on topics such as sales, marketing and advertising, payroll and personnel policies, safety, workers’ compensation administration and credit and collections. Customer service representatives receive on-the-job training at the branch where they work, supplemented by a computerized training program.

After hiring and initial training, we maintain focus on retention through a commitment to effective compensation programs, on-going training and mentoring and development.  We have a formalized leadership development and selection process  for all district manager positions and above designed to identify and promote as many  possible candidates from within the Company before looking to  potential external candidates.

Sales and Marketing.  Marketing is accomplished primarily through telemarketing and direct-mail campaigns, yellow-page advertising, personal sales contacts, word of mouth, and radio and billboard advertising.  Each dispatch office is responsible for its own sales and marketing efforts in its local market area in coordination with our corporate marketing and advertising department.  The dispatch office manager is primarily responsible for sales and customer service, with all branch employees being involved in sales and customer relations.  We also conduct direct-mail campaigns in local market areas of dispatch offices as needed.  We have a National Sales Department focused on generating and cultivating relationships with large, multi-branch customers.

Workers’ Compensation Program.  We provide workers’ compensation benefits for our temporary and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we annually purchase insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. However, should any single occurrence exceed the deductible amount, all losses and expenses beyond the deductible amount would be the responsibility of the insurance carrier.  See additional discussion in the notes to our consolidated financial statement under Item 8 of Part II of this Form 10-K.

Safety Programs. We emphasize safety awareness by training our management employees, office staff and temporary employees, issuing basic safety equipment, visiting job sites, and communicating with customers to promote job site safety.  Temporary employees are provided safety videos and manuals, and each must complete a safety test at the beginning of their employment.  Bulletin boards with safety-related posters are prominently displayed.  Dispatch office personnel are trained to discuss job safety parameters with customers on incoming work order requests.  Managers conduct job site visits for new customer job orders and periodic “spot checks” of existing customers to review safety conditions at job sites.  Temporary employees are encouraged to report unsafe working conditions to us.

We maintain an inventory of safety equipment at our dispatch offices.  Standard equipment includes hard hats, metal-toed boots, gloves, back braces, earplugs, and safety goggles.  Appropriate equipment is checked out to temporary employees based on the type of work to be performed.  For example, most construction jobs require steel-toed boots and a hard hat.  The dispatch office staff seeks to ensure that temporary employees take basic safety equipment to job sites.

Management Information Systems.  We have developed our own proprietary software system to process all required credit, billing, collection and temporary worker payroll, together with other information and reporting systems necessary for the management of hundreds of thousands of temporary employees and staff in multiple locations.  The system maintains all of our key databases, from the tracking of work orders to payroll processing to maintaining worker records.  The current system regularly exchanges all point of sale information between the corporate headquarters and the dispatch offices, including customer credit information and outstanding receivable balances.  Dispatch offices can run a variety of reports on demand, such as receivables aging, margin reports and customer activity reports.  Area directors and district managers are able to monitor their territories from remote locations.  We believe our proprietary software system provides us with significant competitive advantages over competitors that utilize less sophisticated systems.

Our system also provides us with key internal controls.  All work order tickets are entered into the system at the dispatch office level.  No payroll check can be issued at a dispatch office without a corresponding work ticket on the computer system.  When a temporary employee is paid, the customer’s weekly invoice and the dispatch office receivables ledger are automatically updated.  Printed checks have watermarks and computer-generated signatures that are difficult to duplicate.  All cash receipts are received in lockbox accounts and are matched to customers’ receivable records using an automated data capture system.

Cash Dispensing Machines (CDMs). Temporary employees are generally paid daily and our standard format includes payment by check.  However, with a CDM at most dispatch offices, temporary employees have the choice of being paid each day in cash. If the temporary employee requests cash, the system prints a payroll voucher, in lieu of a check, which contains a unique security code that they use to get their pay from the CDM.  For those who choose to receive cash, the CDM dispenses their net pay less the change and a $1 transaction fee for the use of the CDM.  Revenue from the CDMs are substantially offset by the direct costs of the CDM program, which include depreciation, taxes, cash delivery and servicing, maintenance, supplies, insurance and other cash handling support costs. However, the primary purpose of the CDM program is to provide an additional service to our temporary employees which most of our competitors do not offer and which we believe enhances our ability to attract temporary employees.  The acquisition cost of each CDM used in the United States was approximately $15,000 while the acquisition cost of the CDMs in the United Kingdom and Canada was approximately $30,000 per machine.

Economics of Dispatch Offices.  We have standardized the process of opening dispatch offices for each of the countries in which we operate.  When we open a new branch, we invest in equipment, including a CDM in most offices, but we also incur start up costs related to the losses those branches produce while they are in their initial growth months.  On average, we incurred net operating losses of approximately $100,000 per branch on our 2002 openings before they started generating a profit and, for the average branch, that took approximately 24 months.  For the branches we opened during 2003, the average start-up cost, including net operating losses, of opening a new dispatch office is expected to be $100,000. New dispatch offices are expected to generate revenue sufficient to cover their operating costs within one to two years. The volume necessary for profitable operations ranges from $450,000 to $750,000 per year.  Dispatch offices in operation at the end of the year and open for at least one full year generated average annual revenue of approximately $1.2 million per branch in 2003.

Criteria for New Dispatch Offices.  We identify desirable areas for locating new dispatch offices with a demographic model that analyzes the potential supply of temporary employees and customer demand based on a zip code resolution of employment figures, demographics and the relative distance to our nearest existing dispatch office.  In addition, we locate dispatch offices in areas convenient for our temporary employees, which are on or near public transportation, and have parking available.  After establishing a dispatch office in a metropolitan area, we have often clustered additional locations within the same area if demand for our services was strong enough.  Multiple locations in a market reduce both opening costs and operating risk for new dispatch offices because direct mail and other advertising costs are spread among more dispatch offices and because the new dispatch office benefits from existing customer relationships and established Labor Ready brand recognition.

SEASONALITY

Our business includes an element of seasonal fluctuation.  Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months.  Inclement weather can slow construction and landscaping activities in such periods.  As a result, we generally experience an increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months. Additionally, our gross margin fluctuates as our mix of business changes from quarter to quarter.

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

Wage and Hour Regulation.  We are required to comply with applicable state and federal wage and hour laws.  These laws require us to pay our employees minimum wage and overtime at applicable rates.  When our temporary employees are employed on public works projects we are generally required to pay prevailing wages and to comply with additional reporting obligations.

Regulation Concerning Equal Opportunity. We are required to comply with applicable state and federal laws prohibiting harassment and discrimination on the basis of race, gender and other legally-protected factors in the employment of our temporary and regular employees.

Workplace Safety.  We are subject to a number of state and federal statutes and administrative regulations pertaining to the safety of our temporary employees.  These laws generally require us to provide general safety awareness and basic safety equipment to our temporary employees.

Proposed New Regulations.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors: Issues and Uncertainties.

PATENTS AND TRADEMARKS

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

	2003		2002		2001

United States (including Puerto Rico)	$833,131	93.5%	$811,803	94.1%	$877,976	95.7%
Canada and the United Kingdom	58,060	6.5%	50,930	5.9%	38,989	4.3%
Total Revenue from Services	$891,191	100%	$862,733	100%	$916,965	100%

Long-lived assets located in foreign countries have not been material in any of the years presented.

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

Item 2.                                                           PROPERTIES

We lease virtually all of our dispatch offices.  Under most of these leases, we have the right to terminate the lease on 90 days notice and upon payment of three months rent.  A small percentage of leases provide for a minimum one to three year term.  The company owns a 157,000 square foot office building with an attached parking garage in downtown Tacoma, Washington, which serves as our headquarters.  We also own a dispatch office in Tacoma.  Management believes all of our facilities are currently suitable for their intended use.

Item 3.                                                           LEGAL PROCEEDINGS

See Note 10 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K (listed under Legal Contingencies, below).

Item 4.                                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended January 02, 2004.

PART II

Item 5.                                                           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)              Market Information

Our Company’s common stock is listed on the New York Stock Exchange.  The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the New York Stock Exchange:

Quarter Ended	High	Low
March 29, 2002	$8.08	$4.20
June 28, 2002	$9.43	$5.58
September 27, 2002	$7.97	$4.75
December 31, 2002	$7.25	$5.80
March 28, 2003	$6.69	$5.08
June 27, 2003	$7.46	$5.06
September 26, 2003	$10.70	$6.99
January 02, 2004	$13.47	$9.91

b) Holders of the Corporation’s Capital Stock

We had approximately 605 shareholders of record as of February 17, 2004.

c) Dividends

No cash dividends have been declared on our common stock to date and we do not anticipate paying a cash dividend on common stock in the foreseeable future.  Rather, we anticipate that future earnings will be used to finance our growth and development. It should be noted that, if any cash dividends are paid, they would be included for purposes of calculating the net income to fixed expense ratio covenant contained in our Accounts Receivable Facility.

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

Summary Consolidated Financial And Operating Data

(in thousands, except per share data and number of offices)

	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue from services	$891,191	$862,733	$916,965	$976,573	$850,873
Gross profit	$266,313	$250,072	$275,054	$292,480	$263,507
Selling, general and administrative expense	$226,019	$220,216	$252,739	$268,379	$217,294
Income before taxes and cumulative effect of change in accounting principle	$27,567	$17,902	$14,867	$15,945	$40,430
Cumulative effect of change in accounting principle, net of income tax (1)	—	—	—	—	$(1,453)
Net income	$17,531	$11,586	$9,215	$10,059	$23,124
Net income per common share
Basic	$0.43	$0.28	$0.23	$0.24	$0.54
Diluted	$0.41	$0.28	$0.23	$0.24	$0.53
Weighted average shares outstanding (2)
Basic	40,387	41,017	40,573	42,295	42,521
Diluted	50,916	41,771	40,702	42,508	43,456

Operating Data (unaudited):
Revenue from offices open for full year	$875,848	$855,591	$882,697	$877,115	$754,348
Revenue from offices opened during year	11,561	4,724	10,940	81,453	96,525
Revenue from offices closed during year	3,782	2,418	23,328	18,005	—

Total	$891,191	$862,733	$916,965	$976,573	$850,873

Dispatch offices open at period end	779	748	756	816	687

	At Year End,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Current assets	$204,804	$177,290	$133,941	$150,406	$135,646
Total assets	$363,028	$317,200	$214,443	$205,423	$175,196
Current liabilities	$70,830	$57,836	$53,198	$50,598	$37,010
Long-term liabilities	$138,059	$127,253	$41,552	$42,721	$27,050
Total liabilities	$208,889	$185,089	$94,750	$93,319	$64,060
Shareholders’ equity	$154,139	$132,111	$119,693	$112,104	$111,136
Cash dividends declared (3)	—	—	—	$23	$43
Working capital	$133,974	$119,454	$80,743	$99,808	$98,636

(1)          The cumulative effect of change in accounting principle was the result of the Company’s adoption of the provisions of Statement of Provision 98-5, “Reporting on the Costs of Startup Activities,” which required the Company to expense the cost of establishing new dispatch offices in the period in which the costs were incurred.

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

Executive Overview

Labor Ready is a national provider of temporary employees for manual labor jobs. Our customers are primarily businesses in transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale, sanitation and printing industries. During 2003, we put nearly 600,000 people to work through our dispatch offices in all 50 of the United States, in Puerto Rico, in five provinces of Canada and in the United Kingdom. We served more than 275,000 customers in 2003 and are not dependent on any individual customer for more than 2% of our annual revenue. Our annual revenue was $891.2 million in 2003, $862.7 million in 2002 and $917.0 million in 2001.

We had 779 operating branches as of the end of 2003. We see opportunities for growth of our business, including opportunities to expand our operations in the United Kingdom. We expect to open approximately 30 new dispatch offices in 2004, six of which are expected to be in the United Kingdom. While we do not anticipate closing a significant number of dispatch offices in 2004, we will continue to analyze the performance and financial viability of each of each of our offices. We are focusing on increasing the revenue and profitability in each dispatch office through the implementation of measures designed to control costs and improve customer satisfaction, marketing effectiveness and retention and training of our dispatch office staff.

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

Gross profit reflects the difference between our revenue from services and the cost of services. Cost of services includes the wages and related payroll taxes of temporary employees, workers' compensation expense and transportation. Gross profit has historically been affected by numerous factors, including competitive pressures on billing rates, wage rate increases, increases in state unemployment insurance, and increases in workers' compensation charges. Pressure on our margins has been intense since 2002. However, we have implemented policies, procedures and training focused on pay rates and other components of cost of services. While we were successful in producing stronger margins during 2003, we may still experience fluctuations in our margins in the future.

Summary of Critical Accounting Policies.  Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to workers’ compensation claims, bad debts, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Workers’ Compensation Reserves. We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its net present value. We are currently using a discount rate of 5%. The selection of the discount rate is based on returns on “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.  We evaluate the reserve regularly throughout the year and make adjustments as needed.  If the actual cost of such claims and related expenses exceeds the amounts estimated, or if the discount rate must be lowered, additional reserves may be required.

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

Reserves for Contingent Legal and Regulatory Liabilities. We have established reserves for contingent legal and regulatory liabilities, based on claims that in management’s judgment can be estimated and where such claims are considered probable we record a liability. We evaluate this reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment would be charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.

Income Taxes and Related Valuation Allowance. We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required under Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes”, these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. Based on that analysis, we have determined that a valuation allowance is appropriate for the portion of net operating losses that will not be utilized within the permitted carry forward periods as of January 2, 2004 and December 31, 2002.

Liquidity and Capital Resources

Cash Flow Summary (This summary should  be read in conjunction with the Consolidated Statements of Cash Flows in Item 8 of Part II in this Form 10-K.)

Cash Flows from Operations

Net cash provided by operating activities was $33.8 million, $41.7 million and $56.9 million in 2003, 2002 and 2001, respectively.  Cash provided by operating activities in 2003 is down from 2002 due largely to fluctuations in our accounts receivable and workers’ compensation reserves.  Our accounts receivable typically peak in the third quarter and are collected in the fourth quarter, in line with the seasonality of our sales.  However, our accounts receivable balance was higher at the end of this year than a year ago.  This is partly a reflection of increased sales in the fourth quarter of 2003 compared to 2002, but is also a reflection of continued sales growth in our international operations since the customary payment cycle of our Canadian and UK customers is longer than in our US operations.  In 2003, we saw a slower growth in our workers’ compensation claims reserve due to stabilization in prior years’ reserve balances, resulting in a smaller adjustment to operating cash flows in 2003 versus 2002.

The reduction in cash flow from operations in 2002 from 2001 was also driven by accounts receivable and workers’ compensation reserves.  Improved collection efforts first implemented in early 2001 resulted in a decrease in the number of days sales outstanding in our accounts receivable. As a result, we experienced cash provided by the change in our accounts receivable balance during 2001 rather than cash used, which has been more typical and was true in 2002. Those improved collection efforts have remained in place since that time; therefore, smaller adjustments to operating cash flows have resulted during 2003 and 2002.  In addition to the accounts receivable changes discussed above, cash flow from operations during 2002 compared to 2001 was significantly impacted by the growth in our workers’ compensation reserve driven largely by growth in our prior year reserve balances resulting in a larger than normal adjustment to operating cash flows in 2002.

As we increase our overall number of branches and our operations in the United Kingdom, we expect our days of sales in accounts receivable will grow resulting in a use of cash to fund the UK receivables.  Additionally, as our operations grow and as benefit costs increase, our workers’ compensation reserve will also increase resulting in a positive adjustment to cash flows from operations in future years.

We typically pay our temporary employees on a daily basis, bill our customers weekly and, on average, collect monthly.  Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows From Investing Activities

We used net cash in investing activities of $24.0 million, $86.0 million, and $34.3 million in 2003, 2002 and 2001, respectively. The $62.0 million decrease in cash used in investing activities in 2003 as compared to 2002 is mostly due to changes in our restricted cash, which is used primarily to collateralize our workers’ compensation program and our Accounts Receivable Facility. Our net increase in restricted cash and other assets of $15.5 million during 2003 was significantly less than the increase we experienced during 2002.  During 2002 we replaced nearly all of our unsecured surety bonds with cash, which significantly increased our restricted cash balance.

We also had a significantly lower net investment in marketable securities during 2003 than we did during 2002 since the 2002 investment reflected the initial investment of a portion of our proceeds from the Notes.

The $51.7 million increase in cash used in investing activities in 2002 as compared to 2001 was due primarily to a $29.5 million increase in our restricted cash and our large initial investment in marketable securities.  That restricted cash increase over 2001 was primarily due to the fact that as of December 31, 2002 we had $39.0 million of restricted cash cross collateralizing our

Accounts Receivable Facility as compared to $15.0 million at December 31, 2001.  Additionally, we used restricted cash to replace some unsecured surety bonds.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $2.3 million, $64.1 million and ($9.6) million in 2003, 2002 and 2001, respectively. Additionally, at year-end 2003 we had $4.2 million in checks issued against future deposits.  We had net cash provided by financing activities in 2002 due to net proceeds of $67 million from the issuance of the Notes.

We paid approximately $6.0 million less in debt principal payments during 2003 and 2002 compared to 2001. The increase in cash used in financing activities in 2001 was due mainly to an increase in the amount paid on debt related to our new corporate headquarters.

During 2003, we repurchased and retired approximately 839,000 shares of common stock for $5.0 million. Our Board of Directors has authorized repurchases of up to an additional 1.4 million shares. We repurchased and retired approximately 579,000 shares of common stock for $3.7 million in 2002 and approximately 836,000 shares of common stock for $3.1 million of common stock in 2001.

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

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts that we control as well as cash deposits held by our insurance carriers.  We ended 2003 with restricted cash in our Workers’ Assurance Program totaling $79.7 million.  Of this cash, $77.6 million was committed to insurance carriers leaving $2.1 million available for future needs.  We will be able to restrict up to an additional $30 million during 2004 through the use of this program.

In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of the end of 2003 the available borrowing amount was $9.1 million with interest at the fluctuating rate per annum of .75% below the prime rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

During 2002, the Company issued 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) in the aggregate principal amount of $70.0 million.  Interest is payable on the Notes on June 15 and December 15 of each year.  Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, the Company may redeem some or all of the Notes at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period after June 20, 2005.

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

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds.  Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they are responsible.  Such amounts can increase or decrease independent of our assessments and reserves.  At the end of 2003 and 2002 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	2003	2002

Accounts Receivable Facility letters of credit	$73.2	$79.9
Secured surety bonds	9.0	6.7
Unsecured surety bonds	5.9	19.4
Workers’ Assurance Program cash-backed instruments	77.6	20.4

Total Collateral Commitments	$165.7	$126.4

Our total collateral commitments exceed our workers’ compensation reserve due to several factors including the following which are quantified below: (a) our claims reserves are discounted to net present value and our collateral commitments are based on the gross, undiscounted reserve, (b) a delay in the release of collateral related to claims that have been previously paid and, therefore, are no longer reflected in the reserve, (c) the obligation to post commitments prior to incurring the liability associated with our reserve and (d) the obligation to post excess collateral for claims not yet paid based on requirements specific to the insurance carrier.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve balance for the periods presented (in millions):

	2003	2002

Total workers’ compensation reserve at year end	$101.5	$85.9
a) Discount on reserves	23.6	17.8
b) Unreleased collateral posted on claims that have been paid	23.3	5.3
c) Collateral posted ahead of obligation incurred	11.1	14.5
d) Excess collateral on claims not yet paid	6.2	2.9

Total Collateral Commitments	$165.7	$126.4

Subsequent to year-end 2003, an additional $7.0 million of restricted deposits were remitted to our insurance carrier through our Workers’ Assurance Program.

The Accounts Receivable Facility letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit as of the end of 2003.  Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but do not exceed 2.0% of the bond amount.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our Worker’s Assurance Program cash-backed instruments include cash-backed letters of credit, cash held in trusts that we control as well as cash deposits held by our insurance carriers.  The letters of credit bear fluctuating annual fees, which were approximately 0.8% of the principal amount of the letters of credit as of the end of 2003.

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

The following table provides an analysis of changes in our workers’ compensation claims reserves (in thousands).  Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.

	2003	2002	2001

Beginning Balance	$85,894	$61,615	$48,224

Self-Insurance Reserve Expenses (net of discount)
Expenses related to current period	53,691	43,374	37,196
Expenses (credits) related to prior years	(2,116)	15,208	10,634
Total	51,575	58,582	47,830

Amortization of prior year discount	4,065	2,536	2,009

Payments
Payments related to current period claims	(9,317)	(7,183)	(8,068)
Payments related to claims from prior years	(30,748)	(29,656)	(28,380)
Total	(40,065)	(36,839)	(36,448)

Ending Balance	101,469	85,894	61,615
Less current portion	36,170	32,215	25,061
Long-term portion	$65,229	$53,679	$36,554

Our workers compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals.  Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  Our claim reserves are computed using a discount rate of 5.0%.

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

Recent Developments Related to Workers’ Compensation Collateral and Insurance Coverage.

Effective July 1, 2003, we selected American International Group, Inc. (AIG) as our provider of workers’ compensation insurance replacing Kemper Insurance Company (Kemper).  Our agreement with AIG is effective through June 30, 2004.  Under the terms of the agreement, a substantial amount of the claims for the policy year are paid by AIG using the collateral we provide.  Consequently, the timing lag associated with the release of collateral as claims are paid is substantially reduced in comparison to agreements with our prior carriers.  The other terms and conditions in the AIG agreement are substantially equivalent to the terms and conditions of our prior agreement with Kemper, including a $2.0 million “per occurrence” deductible.

Two of the insurance companies with which we formerly did business are currently in liquidation and have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”). We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we will retain the obligation for payment of these excess claims. Although it is possible that we may ultimately recover at least some portion of these excess claim amounts in the liquidation process, we have concluded that a material recovery is unlikely. As a result, we have estimated and recorded the liability for those claims to be approximately $1.1 million, net of discount.

Other

Included in cash and cash equivalents at the end of 2003 is cash held within dispatch office CDMs for payment of temporary payrolls in the amount of approximately $15.8 million as compared to $17.5 million at December 31, 2002.

Our capital expenditures for 2003, 2002 and 2001 were $5.7 million, $3.7 million and $6.5 million, respectively.  We anticipate that our capital expenditures will be approximately $5.0 million in 2004.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements.  Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table provides a summary of our contractual obligations as of the end of 2003:

	Payments Due By Period (In Thousands)
Contractual Obligations	Total	2004	2005 through 2006	2007 through 2008	2009 and later

Long-term debt (a)	$70,000	—	—	$70,000	—
Capital lease obligations (b)	5,634	2,754	2,278	522	80
Operating leases (c)	5,142	2,178	1,986	702	276
Purchase obligations (d)	4,862	4,020	842	—	—
Other long-term obligations (e)	4,004	3,483	521	—	—
Other cash obligations (f)	10,500	10,500	—	—	—

Total Contractual Cash Obligations	$100,142	$22,935	$5,627	$71,224	$356

(a)          Convertible Subordinated Notes further described in Note 4 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

(b)         Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.

(c)          Excludes all payments related to leases cancelable within ninety days.

(d)         Binding purchase orders for goods or services outstanding at the end of 2003.

(e)          Voice and data service contracts.

(f)            Collateral posting obligations related to workers’ compensation policy year ended June 30, 2004.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of the end of 2003:

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total	2004	2005 through 2006	2007 through 2008	2009 and later

Accounts Receivable Facility (g)	$80,000	—	$80,000	—	—
Line of credit (h)	9,125	500	8,625	—	—
Secured surety bonds	9,039	9,039	—	—	—
Unsecured surety bonds	7,500	7,500	—	—	—

Total Commercial Commitments	$105,664	$17,039	$88,625	—	—

Other Commitment Capacity

Workers’ Assurance Program (i)	79,753

Total Commercial Commitments and other Collateral Capacity	$185,417

Total Collateral Commitments Outstanding at the end of 2003	(165,700)

Available Commitment Capacity	$19,717

(g)         See Note 10 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

(h)         No balance outstanding. See description of Revolving Credit Facility below.

(i)             See description below in Capital Resources.

We expect to commit approximately $50.0 million of additional restricted cash during 2004, of which $7.0 million has been posted subsequent to year-end.  In addition to the $19.7 million of capacity listed in the table above, we expect to increase our capacity by transferring an additional $30.0 million of our currently unrestricted cash into the Workers’ Assurance Program during 2004, and the remaining balance will be satisfied with other available unrestricted cash balances.

Results of Operations

The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Income for the periods indicated:

	2003	2002	2001
Revenue from services	100.0%	100.0%	100.0%
Cost of services	70.1	71.0	70.0
Gross margin	29.9	29.0	30.0

Selling, general and administrative expenses	25.4	25.5	27.6
Depreciation and amortization	0.9	1.1	0.9
Interest and other expense, net	0.5	0.3	(0.1)
Income before tax expense	3.1	2.1	1.6
Net income	2.0	1.3	1.0

Dispatch Offices and Revenue from Services.  The number of offices increased to 779 at the end of 2003 from 748 locations at December 31, 2002, a net increase of 31 dispatch offices or 4.1%.  Revenue for 2003 increased 3.3% compared to 2002.  The change in revenue was made up of the following four components:  (a) a 2.1% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a (1.1%) decline in revenue related to closed branches, (c) a 1.2% increase in revenue from new branches opened this year, and (d) a 1.1% benefit from foreign currency translation and two additional days of sales due to our transition to a 52/53-week fiscal year.

The number of offices declined to 748 at December 31, 2002 from 756 locations at December 31, 2001, a net decrease of 8 dispatch offices or 1.1%, as we closed certain under-performing offices and consolidated customers with nearby offices to maintain our profitability during the economic downturn.

Revenue from our international operations for 2003 was approximately 6.5% of our total revenue compared to 5.9% and 4.3% for 2002 and 2001, respectively.

Cost of Services and Gross Margin.

Cost of services was 70.1% of revenue for 2003 compared to 71.0% and 70.0% for 2002 and 2001, respectively. The decrease in cost of services as a percent of revenue between 2003 and 2002 is due to the fact that our average bill rate increased by 2.0% during 2003, while our average pay rate increased 0.6%.  Additionally, workers’ compensation expense as a percent of revenue declined to 7.4% from 7.8% a year earlier, as prior years’ reserve balances stabilized.  As a result, our gross margins were 29.9% for 2003 compared to 29.0% and 30.0% for 2002 and 2001, respectively.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses have remained fairly consistent as we continue to make a company-wide, concerted effort to reduce costs. SG&A expenses were 25.4% of revenue for 2003 and 25.5% and 27.6% of revenue for 2002 and 2001, respectively. The decrease in SG&A expense as a percent of revenue in 2002 as compared to 2001 was primarily the result of a decrease in the number of dispatch offices.  However, the decrease was also a result of a reduction in our bad debt expense as a percent of revenue from 1.8% in 2001 to 1.2% in 2002 and lower advertising spending.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $8.4 million in 2003, $9.1 million in 2002 and $8.2 million in 2001.  The increase in 2002 was largely the result of a one-time adjustment for a change in the estimated useful lives of certain assets.

Interest and Other Expense, Net.  We recorded interest and other expense, net of interest income, of ($4.3) million in 2003 as compared to ($2.8) million in 2002 and $0.8 million for 2001. The increase in interest expense in 2003 is a result of the interest on the 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) that were issued in June 2002.

Taxes On Income.  Our effective tax rate was 36.4% in 2003 compared to 35.3% in 2002 and 38.0% in 2001.  The increase in 2003 as compared to 2002 is largely a result of increases to state income taxes and greater growth in operating income relative to growth in Work Opportunity, Welfare to Work and Empowerment Zone tax credits.  2002 was the first year where those credits were significant, which resulted in a decrease in our effective rate in that year as compared to 2001.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal credits, certain non-deductible expenses and the valuation allowance discussed below.

We had a net deferred tax asset of approximately $20.7 million at the end of 2003, resulting primarily from workers’ compensation reserves and allowance for doubtful accounts.  We have assessed our past earnings history and trends, projected sales, expiration dates of loss carry-forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against our carryforward benefits in the amount of $5.3 million at the end of 2003, $3.9 million at December 31, 2002 and $2.7 million at December 31, 2001.

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

The short-term, light industrial niche of the temporary services industry is highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly for provision of light industrial personnel, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins remains intense, and we cannot assure you that it will not continue. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

If we are not able to obtain insurance on commercially reasonable terms, our financial condition or results of operations could  suffer.

We are required to pay workers’ compensation benefits for our temporary and regular employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers’ compensation insurance coverages. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. While we have recently secured coverage with American International Group, Inc. (AIG) for occurences in the period from July 2003 through June 2004, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after June 2004.  In the event we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

We maintain employment practice liability insurance (EPLI) for certain types of claims that may arise out of the course of employment.  We currently maintain a policy with a $2.5 million deductible with a maximum aggregate coverage of $10.0 million per claim and per policy year which is applicable to the coverage period of July  2003 through June  2004.  The EPLI market has experienced increasing losses in recent periods creating increases in insurance premiums, increases in deductible limits, and decreases in overall coverage.  In the event we are unable to retain EPLI coverage on commercially reasonable terms, our financial condition and results of operations could suffer.

We expect that the amount of collateral that we are required to post to support our workers’ compensation obligations will increase, which will reduce the capital we have available to grow and support our operations.

We are required to maintain commitments such as irrevocable letters of credit, cash-backed instruments, or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. We  pledge cash or other assets in order to secure these commitments. We sometimes face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will continue to increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

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

We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity and other claims. From time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these regulations. We have in the past been found, and may in the future be found, to have violated regulations or other regulatory requirements applicable to our operations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and could harm our business.  We currently maintain insurance for certain types of employer liability  with coverage above a $2.5 million deductible per occurrence. We cannot assure you that we will not experience these problems in the future or that our insurance will be sufficient in amount or scope to cover any of these types of liabilities or that we will be able to continue to secure insurance coverage for such events on terms that we find commercially reasonable.

A significant portion of our revenue is derived from operations in a limited number of markets. Recessions in these markets have harmed and could continue to harm our operations.

A significant portion of our revenue is derived from our operations in a limited number of states. Revenue generated from operations in California, Texas and Florida, in the aggregate, accounted for approximately 34.7%, 34.9% and 35.2% of our overall revenue in 2003, 2002 and 2001, respectively. The California economy has been particularly hard-hit by the most recent economic recession. California is our largest market and continued economic weakness in this region or our other key markets could harm our business.

Any significant economic downturn could result in our clients using fewer temporary employees, which could harm our business or cause the price of our securities to decline.

During 2001 and 2002 and to some extent in 2003, the slowdown in the U.S. economy significantly impacted the light industrial labor markets and  reduced our revenue. Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. As a result, any significant economic downturn could harm our business, financial condition or results of operations, or cause the price of our securities to decline.

Establishment and expansion of our international operations will burden our resources and may fail to generate a substantial increase in revenue.

We ended 2003 with 45 dispatch offices in the United Kingdom and 36 in Canada. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:

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

In 2003 and the prior past two years, a number of bills were introduced in Congress and various state legislatures which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary employees receive the same pay and benefits as our customers’ regular employees, prohibition on fees charged in connection with our CDMs and a requirement that our customers provide workers’ compensation insurance for our temporary employees. We take a very active role and incur expense in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of these bills will not be enacted, in which event demand for our service may suffer.

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

From time to time we are party to litigation in the ordinary course of our business. The claimants in one current proceeding have aggregated claims as a class action, and claimants in several other cases are seeking to do likewise. The costs of defense and the risk of loss in connection with class action suits are greater than in standard commercial litigation. We cannot assure you that such litigation will not disrupt our business or impact our financial results, due to the costs of defending against such litigation, any judgments that may be awarded against us and the loss of significant management time devoted to such litigation.

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

In  five states, Canada and Puerto Rico, we pay workers’ compensation insurance premiums directly to the government in amounts based in part on the classification of jobs performed by our employees. From time to time, we are subject to audits by various state regulators regarding our classifications of jobs performed by our employees. The classification of jobs performed by our employees is one of many factors taken into account by our actuaries in helping us determine the adequacy of our financial reserves for our workers’ compensation exposure. If it is determined that we have materially misclassified a significant number of our employees, we could be required to increase our financial reserves for our workers’ compensation liability, which could harm our results of operations and could cause the price of our securities to decline.

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

 We cannot obtain representations from Arthur Andersen LLP relating to our historical financial statements for the year ending on December 31, 2001 and prior years.

Arthur Andersen LLP served as our independent auditor from 1997 until May 3, 2002, when our board of directors dismissed Andersen due to events that had cast doubt on Andersen’s future. As a result of our termination of Andersen, we retained the accounting firm of PricewaterhouseCoopers LLP to serve as our independent auditors.  Andersen can no longer provide us with representations relating to our historical financial statements for the year ended on December 31, 2001 and prior years. We cannot predict the impact of Andersen’s failure to make the required representations. Furthermore, relief that may be available to investors under the federal securities laws against auditing firms may not be available as a practical matter against Andersen.

Item 7A.                                                  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At the end of 2003, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2003 year end levels  would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of the end of 2003, our marketable securities consist of revenue bonds and other municipal obligations, the vast majority of which have maturity dates of less than one year.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2003 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 8.                                                           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	January 02, 2004	December 31, 2002

CURRENT ASSETS:
Cash and cash equivalents	$83,112	$69,255
Marketable securities	25,257	21,322
Accounts receivable	7,796	4,938
Accounts receivable pledged under securitization agreement	75,840	68,540
Allowance for doubtful accounts	(4,016)	(6,491)
Prepaid expenses, deposits and other	10,779	10,538
Income tax receivable	940	—
Deferred income taxes	5,096	9,188

Total current assets	204,804	177,290

PROPERTY AND EQUIPMENT:
Buildings and land	15,707	15,536
Computers and software	30,474	26,102
Cash dispensing machines	15,075	14,214
Furniture and equipment	1,858	1,625

	63,114	57,477
Less accumulated depreciation and amortization	34,625	26,260

Property and equipment, net	28,489	31,217

OTHER ASSETS:
Restricted cash and other assets	110,802	95,311
Deferred income taxes	15,616	9,425
Other assets	3,317	3,957

Total other assets	129,735	108,693

Total assets	$363,028	$317,200

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Value Data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 02, 2004	December 31, 2002

CURRENT LIABILITIES:
Accounts payable	$17,302	$10,456
Accrued wages and benefits	14,897	12,000
Income tax payable	—	822
Current portion of workers’ compensation claims reserve	36,170	32,215
Current maturities of long-term debt	2,461	2,343

Total current liabilities	70,830	57,836

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	72,760	73,574
Workers’ compensation claims reserve	65,299	53,679

Total long-term liabilities	138,059	127,253

Total liabilities	208,889	185,089

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,102 and 40,773 shares issued and outstanding	53,441	50,854
Cumulative foreign currency translation adjustment	2,058	127
Cumulative unrealized gain on marketable securities	28	49
Retained earnings	98,612	81,081

Total shareholders’ equity	154,139	132,111

Total liabilities and shareholders’ equity	$363,028	$317,200

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal years ended January 02, 2004 and December 31, 2002 and 2001

In Thousands (Except Per Share Data)

	2003	2002	2001
Revenue from services	$891,191	$862,733	$916,965

Cost of services	624,878	612,661	641,911
Gross profit	266,313	250,072	275,054

Selling, general and administrative expense	226,019	220,216	252,739
Depreciation and amortization	8,395	9,144	8,203
Income from operations	31,899	20,712	14,112

Interest and other income (expense), net	(4,332)	(2,810)	755
Income before tax expense	27,567	17,902	14,867

Income tax	10,036	6,316	5,652

Net income	$17,531	$11,586	$9,215

Net income per common share:
Basic	$0.43	$0.28	$0.23
Diluted	$0.41	$0.28	$0.23

Weighted average shares outstanding:
Basic	40,387	41,017	40,573
Diluted	50,916	41,771	40,702

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal years ended January 02, 2004 and December 31, 2002 and 2001

In Thousands

	2003	2002	2001

Common stock
Balance, beginning of year	$50,854	$50,665	$52,074
Common stock issued on the exercise of options and warrants including tax benefits	6,684	2,952	427
Common stock issued through employee benefit plans	860	929	1,229
Common stock repurchased	(4,957)	(3,692)	(3,065)
Balance, end of year	53,441	50,854	50,665

Cumulative foreign currency translation adjustment
Balance, beginning of year	127	(467)	(250)
Foreign currency translation adjustment	1,931	594	(217)
Balance, end of year	2,058	127	(467)

Cumulative unrealized gain on marketable securities
Balance, beginning of year	49	—	—
Unrealized gain (loss) on marketable securities	(21)	49	—
Balance, end of year	28	49	—

Retained earnings
Balance, beginning of year	81,081	69,495	60,280
Net income	17,531	11,586	9,215
Balance, end of year	98,612	81,081	69,495
Total shareholders’ equity	$154,139	$132,111	$119,693

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal years ended January 02, 2004 and December 31, 2002 and 2001

In Thousands

	2003	2002	2001
Net income	$17,531	$11,586	$9,215
Other comprehensive income:
Foreign currency translation adjustment	1,931	594	(217)
Unrealized gain (loss) on marketable securities	(21)	49	—
Other comprehensive income (loss) before tax	1,910	643	(217)
Income tax (expense) benefit related to other comprehensive income	(695)	(227)	82
Other comprehensive income, net of tax	1,215	416	(135)
Comprehensive income	$18,746	$12,002	$9,080

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended January 02, 2004 and December 31, 2002 and 2001

In Thousands

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,531	$11,586	$9,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,276	9,626	8,340
Provision for doubtful accounts	10,129	10,697	16,702
Deferred income taxes	(2,099)	(393)	1,072
Other operating activities	1,957	999	26
Changes in operating assets and liabilities:
Accounts receivable	(22,762)	(14,772)	13,424
Workers’ compensation claims reserve	15,575	24,279	13,391
Other current assets	(2,003)	912	(1,159)
Other current liabilities	6,193	(1,200)	(4,067)

Net cash provided by operating activities	33,797	41,734	56,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,417)	(2,516)	(6,537)
Purchases of marketable securities	(29,562)	(28,253)	—
Maturities of marketable securities	25,606	6,980	—
Other assets	(167)	(250)	—
Restricted cash and other assets	(15,491)	(61,954)	(32,477)
Proceeds from sale of property and equipment	—	—	4,738
Net cash used in investing activities	(24,031)	(85,993)	(34,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee benefit plans	5,542	2,895	1,353
Payments on debt	(2,435)	(2,126)	(7,912)
Proceeds from issuance of convertible Notes	—	70,000	—
Payments for offering costs	(22)	(2,960)	—
Checks issued against future deposits	4,197	—	—
Purchase and retirement of common stock	(4,957)	(3,692)	(3,065)
Net cash provided by (used in) financing activities	2,325	64,117	(9,624)
Effect of exchange rates on cash	1,766	532	(227)
Net change in cash and cash equivalents	13,857	20,390	12,817
CASH AND CASH EQUIVALENTS, beginning of year	69,255	48,865	36,048
CASH AND CASH EQUIVALENTS, end of year	$83,112	$69,255	$48,865

See accompanying notes to consolidated financial statement

LABOR READY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Labor Ready, Inc. and its wholly-owned subsidiaries provide temporary staffing and related services for manual labor jobs to customers primarily in the industrial and small business markets from approximately 779 offices located throughout the United States (including Puerto Rico), Canada and the United Kingdom.  We provide services to a wide variety of customers, none of which individually comprise a significant portion of revenue within a geographic region or for us as a whole.

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

Change in Fiscal Year End

On March 12, 2003, the Board of Directors approved a change in the Company’s fiscal year end from December 31 to a 52/53-week fiscal year ending on the Friday closest to December 31.  This change is effective for fiscal year 2003, which ended on January 02, 2004.  In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks.  There will be no transition period for this change in fiscal year end.  All references in these financial statements to the “2003 fiscal year end,” “2003 year end” or “end of 2003” are to the fiscal year ended January 02, 2004.

	Fiscal Year 2003		Fiscal Year 2004
	Ending Date	# of Days	Ending Date	# of Days
1st Quarter	March 28, 2003	87	April 2, 2004	91
2nd Quarter	June 27, 2003	91	July 2, 2004	91
3rd Quarter	September 26, 2003	91	October 1, 2004	91
4th Quarter	January 02, 2004	98	December 31, 2004	91

Revenue recognition

Revenue from the sale of services is recognized at the time the service is performed.  A portion of our income is derived from cash dispensing machine fees, which are immaterial for all periods presented.  Revenue attributable to sales involving coupons or other incentives are reversed in the period such revenue is earned.

Cost of service

Cost of services includes the wages of temporary employees, related payroll taxes, workers’ compensation expenses and transportation.

Advertising costs

We expense production costs of print, radio and advertisements as of the first date the advertisements take place.  Advertising expenses included in selling, general and administrative expenses were $10.1 million (or 1.1% of revenue) in 2003, $9.4 million (or 1.1% of revenue) in 2002 and $14.3 million (or 1.6% of revenue) in 2001.

Cash and cash equivalents

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

Impairment of Long-Lived Assets and Intangible Assets

The Company evaluates long-lived assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

Other assets

Other assets consist primarily of capitalized issuance costs associated with our financing instruments.  Other assets are stated at cost and are amortized using the straight-line method, which approximates the effective interest method, over periods matching the financing.

Income taxes

We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The objectives of accounting for income taxes are: (1) to recognize the amount of taxes payable or refundable for the current year; and (2) to recognize the future tax consequences (deferred taxes) associated with items of income or expense that are reported in an entity’s financial statements in different time periods than its tax returns. Deferred taxes are measured using current tax law; future changes in tax laws are not anticipated, but such future changes could have a material impact on our financial condition or our results of operations. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

Foreign currency translation adjustments

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  Examples of areas where significant use of estimates occur are our allowance for doubtful accounts, our deferred tax assets, our workers’ compensation claims reserves and our contingent liabilities.  Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from estimates.

Stock-based compensation

We follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations to account for stock options and employee stock purchase plans.  Since the exercise price of our employee stock options is not less than the market price of the underlying stock at the date of grant, under APB Opinion No. 25, no compensation cost is recognized.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002, requires us to provide pro forma information regarding net income and earnings per share as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123, as amended by SFAS 148.

Under the provisions of SFAS No. 123, as amended by SFAS 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amount):

	2003	2002	2001
Net Income
As Reported	$17,531	$11,586	$9,215

Compensation costs, net of tax	$883	$220	$1,819
Pro Forma	$16,648	$11,366	$7,396

	2003	2002	2001
Net Income Per Share – As Reported
Basic	$0.43	$0.28	$0.23
Diluted	$0.41	$0.28	$0.23

Net Income Per Share – Pro Forma
Basic	$0.41	$0.28	$0.18
Diluted	$0.39	$0.28	$0.18

New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46,  Consolidation of Variable Interest Entities, an Interpretation of ARB 51  ( FIN46 ). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities  or  VIEs) and how to determine when and which business enterprise should consolidate the VIE. In December 2003, the FASB issued FIN46R, which deferred the effective date for applying the provisions of FIN 46 to interests held in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003 if the VIE or potential VIE was created before February 1, 2003 and the entity has not issued financial statements reporting that VIE in accordance with FIN 46, other than in certain disclosures required. The adoption of FIN 46 should not have a material effect on our financial position or results of operations.

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations. The aggregate cost and fair values of our Marketable Securities was $25.3 million at the end of 2003 and $21.3 million at December 31, 2002. At the end of 2003, those securities are classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at the end of 2003 or 2002. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the fiscal years 2003 and 2002, there were no sales of available-for-sale securities.

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

The following is a summary of restricted cash and other assets as of the last day of the fiscal years presented (in millions):

	2003	2002
Workers’ Compensation Related
Workers’ Assurance Program cash-backed instruments*	$77.6	$20.4
Secured surety bonds	9.0	6.7
Available for future commitments	2.2	29.2
Subtotal	88.8	56.3
Accounts Receivable Facility	22.0	39.0

Total Restricted Cash and Other Assets	$110.8	$95.3

* We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts that we control as well as cash deposits held by our insurance carriers.

NOTE 4: LONG-TERM DEBT

Convertible Subordinated Notes - During 2002, the Company issued 6.25% Convertible Subordinated Notes due June 2007 (the “Notes”) in the aggregate principal amount of $70.0 million.  Interest is payable on the Notes on June 15 and December 15 of each year.  Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, the Company may redeem some or all of the Notes at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period after June 20, 2005.

Capital Leases – The following is a summary of property held under capital leases:

	(Amounts in Thousands)
	2003	2002

Computers and software	$1,669	$426
Cash dispensing machines	14,320	13,681
	15,989	14,107
Less accumulated depreciation and amortization	10,066	7,681

	$5,923	$6,426

Minimum future lease payments under capital leases as of the end of 2003 for each of the next five years and in the aggregate are (in thousands):

2004	$2,754
2005	1,707
2006	571
2007	282
2008	240
Thereafter	80
Total minimum lease payments	5,634
Less amounts representing interest and taxes	413
Present value of net minimum lease payments	5,221
Less current maturities	2,461
Long-term portion	$2,760

Interest rates on capitalized leases range from 2.8% to 9.12% and are payable over 24 to 84 months.

NOTE 5: WORKERS’ COMPENSATION INSURANCE

We provide workers’ compensation insurance to our temporary and regular employees.  For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. However, should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount would be reimbursable from the insurance carrier.

For workers’ compensation claims originating in Washington, Ohio, West Virginia, North Dakota, Wyoming, Canada and Puerto Rico (the “monopolistic states”), we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs. For work related claims originating in the United Kingdom which exceed amounts covered by governmental medical insurance programs, we have purchased an employers’ liability insurance policy that carries a 25 million British Pound limit in total.

We establish a reserve for the deductible portion of our workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  Included in the accompanying consolidated balance sheets as of January 02, 2004 and December 31, 2002 are workers’ compensation claims reserves in the amounts of  $101.5 million and $85.9 million, respectively.  The claims reserves were computed using a discount rate of 5.0%. The selection of this discount rate is based on the returns of “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.

Workers’ compensation expense recorded as part of cost of services consists of the following components:  self-insurance reserves net of changes in discount, monopolistic jurisdictions premium, insurance premium and estimates of excess claims from loss years covered by insurance companies now in liquidation. Workers’ compensation expense totaling $65.9 million, $67.5 million and $58.2 million was recorded for 2003, 2002, and 2001 respectively.

NOTE 6: PREFERRED STOCK

We have authorized 20,000 shares of blank check preferred stock.  The blank check preferred stock is issuable in one or more series, each with such designations, preferences, rights, qualifications, limitations and restrictions as our Board of Directors may determine and set forth in supplemental resolutions at the time of issuance, without further shareholder action.

The initial series of blank check preferred stock authorized by the Board of Directors was designated as Series A Preferred Stock.  We had no outstanding shares of preferred stock in any of the years presented.

NOTE 7: COMMON STOCK

During 2003, 2002 and 2001, we repurchased 839 shares, 579 shares, and 836 shares of common stock on the open market for cash consideration of $4,957, $3,692 and $3,065, respectively.  The repurchased shares were retired and are available for reissuance.

On January 6, 1998, the Company distributed a dividend of one right (“Right”) for each outstanding share of our common stock.  Each Right entitles the holder to purchase one one-hundredth of a share of Series A Preferred Stock at an exercise price of $50.25.  The Rights are exercisable if a person or group of persons acquire 15% or more of our common stock, or in the event of a tender or exchange offer for 15% or more of our common stock.  If any group or person acquires 50% or more of our common stock, the holders of Rights (except for the acquiring group or person) may purchase for the exercise price, the number of shares having a market value equal to twice the exercise price.  The Rights may be redeemed at a price of $0.01 per Right and expire on January 6, 2008.  The full terms and conditions of the Rights are set forth in a Rights Agreement dated January 6, 1998, as last amended on December 23, 2002.

NOTE 8: INCOME TAXES

Temporary differences which give rise to deferred tax assets and (liabilities) consist of the following (in thousands):

	January 02, 2004	December 31, 2002
Current
Workers’ compensation	$4,211	$7,443
Allowance for doubtful accounts	1,508	2,418
Net operating loss carry-forwards, net of valuation allowance	10	10
Other, net	451	406
Prepaid expenses	(1,084)	(1,089)
Net current deferred tax assets	$5,096	$9,188

Non-current deferred tax assets:
Workers’ compensation	$15,856	$11,028
Net operating loss carry-forwards, net of valuation allowance	283	770
Other, net	1,547	(162)
Depreciation and amortization expenses	(2,070)	(2,211)

Net non-current deferred tax assets	$15,616	$9,425

At January 2, 2004, Labor Ready, Inc. has net operating loss carryforwards of approximately $1.2 million, expiring in 2007.  The utilization of the net operating loss carryforwards is subject to the limitations imposed by Section 382 of the Internal Revenue Code.  Of this amount, utilization of approximately $1.1 million is precluded and approximately $0.1 million may be recognized prior to expiration.  At January 2, 2004, Labour Ready Temporary Services UK Limited has net operating loss carryforwards of approximately $16.4 million with an indefinite carry forward period.

We have assessed our past earnings history and trends, projected sales, expiration dates of loss carryforwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against our carryforward benefits in the amount of $5.3 million at January 2, 2004 and $3.9 million at December 31, 2002.

Income Tax consists of (in thousands):

	2003	2002	2001
Current:
Federal	$9,405	$5,533	$3,651
State	2,730	1,176	860

Total Current	12,135	6,709	4,511

Deferred:
Federal	(2,238)	(449)	1,136
State	(367)	(47)	77
Foreign	506	103	(72)

Total deferred	(2,099)	(393)	1,141

Total taxes on income	$10,036	$6,316	$5,652

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated income statement are as follows (in thousands):

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Income tax expense based on statutory rate	$9,648	35	$6,266	35	$5,203	35
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,520	5	627	4	551	4
Tax credits, net	(1,465)	(5)	(1,248)	(7)	—	—
Permanent differences, net	353	1	256	1	—	—
Other, net	(20)	0	415	2	(102)	(1)

Total taxes on income	$10,036	36	$6,316	35	$5,652	38

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

	(Amounts in Thousands)
	2003	2002	2001

Stock options	1,271	1,208	2,586
Convertible notes	—	5,165	—

Anti-dilutive shares associated with our options relate to those options whose grant price is higher than the average market value of our stock during the period presented.  We have anti-dilutive shares associated with our convertible Notes when net income per share would have been higher had the Notes been converted to equity (the “if-converted” calculation).  The Notes are anti-dilutive in quarters when our net income per share is $.08 or lower.  The number of additional shares associated with the Notes is equal to the aggregate principal amount of the Notes, $70.0 million, divided by the stated conversion price of $7.26, or 9,642 shares.  Those shares were subject to a weighted average calculation in the fiscal year ended December 31, 2002 because they were not outstanding for the entire year.

Diluted net income and common shares were calculated as follows:

	2003	2002	2001
Net income	$17,531	$11,586	$9,215

Adjustments:

Interest on Notes	4,460	—	—
Amortization of costs for Notes issuance	611	—	—
Tax impact	(1,846)	—	—

Total adjustments	3,225	—	—

Adjusted net income	$20,756	$11,586	$9,215

	Common Shares and Potential Common Shares
Weighted average number of common shares used in basic net income per common share	40,387	41,017	40,573

Effect of dilutive securities:

Stock options	887	754	129
Convertible Notes	9,642	—	—

Weighted average number of common shares and potential common shares used in diluted net income per common share	50,916	41,771	40,702

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

As of the end of 2003, we had a total available borrowing capacity of $75.7 million under the Accounts Receivable Facility comprised of $54.7 million of accounts receivable and $21.0 million of restricted cash. The $54.7 million represents the available portion of our total $75.8 million of securitized accounts receivable and the $21.0 million represents the available portion of the $22.0 million of restricted cash cross collateralizing the Accounts Receivable Facility.  Of that borrowing capacity available at year-end 2003, we had $73.2 million of letters of credit issued against it leaving us with $2.5 million available for future borrowings.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds. The letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding at the end of the year.  The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but do not exceed 2% of the bond amount.

As of the end of 2003 and 2002 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	2003	2002

Accounts Receivable Facility letters of credit	$73.2	$79.9
Secured surety bonds	9.0	6.7
Unsecured surety bonds	5.9	19.4
Workers’ Assurance Program cash-backed instruments	77.6	20.4

Total Collateral Commitments	$165.7	$126.4

Subsequent to year-end, an additional $7.0 million of restricted deposits were remitted to our insurance carrier through our Workers’ Assurance Program.

Revolving Credit Facility

In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of January 02, 2004 the available borrowing amount was $9.1 million with interest at the fluctuating rate per annum of .75% below the prime rate or 1.85% above the London Inter-Bank Rate.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial condition, results of operations or liquidity; however, where an adverse outcome is considered probable and the amount of the liability can be estimated, we have recorded a liability.  In accordance with accounting principles generally accepted in the United States of America, we have established reserves for contingent legal and regulatory liabilities in the amount of $3.9 million at January 02, 2004.  We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On October 3, 2000, Anthony Flynn, Robert Hampton and Eugene Tonissen filed an action in New York State Court, Kings County, seeking class action certification for alleged violations of state law in connection with the fees charged by us for voluntary use of the CDMs.   On November 25, 2002, the court granted our motion to dismiss the lawsuit, based on the arbitration agreement signed by each of our workers.  The plaintiffs have filed an appeal of the dismissal with the Appellate Division of the New York Supreme Court.

On February 14, 2001, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County, alleging violation of federal and state wage and hour laws for failing to pay temporary employees for all hours worked. The plaintiffs are present or former temporary employees for us and seek unquantified damages, injunctive relief and certification of a class of workers. On July 12, 2002, the court certified classes of plaintiffs in connection with claims relating to waiting time, travel time and equipment charges for the period of February 1998 to present. The court declined to certify classes of plaintiffs in connection with claims relating to transportation expenses and unfair competition.  On November 19, 2003, the court granted our motion for partial summary judgment, ruling that time spent by temporary employees waiting for job assignments is not compensable.

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

On February 6, 2003, Scott Romer and Shawna Clark, each a former Labor Ready employee, filed an action against us in California State Court, Los Angeles County. The plaintiffs allege that they were wrongfully exempted from overtime pay during their employment. They seek unquantified compensatory damages and certification of a class of similarly situated employees.  On January 6, 2004, Patricia Huntley and Brandon McCall filed a complaint in intervention seeking to be included as plaintiffs in this lawsuit.

On July 16, 2003, Alecia Recio, Elizabeth Esquivel, Debbie Owen and Barry Selbts, each a former Labor Ready employee, jointly filed an action in United States District Court for the Central District of California, alleging failure to pay overtime under state and federal law and seeking unspecified damages and certification of a class of similarly situated employees.  On September 23, 2003, the court dismissed the case for improper venue.   On October 1, 2003, Recio re-filed her case in California State Court, Los Angeles County, seeking similar relief on behalf of Labor Ready employees employed in the State of California.  On October 21, 2003, Owen re-filed her case in the United States District Court for the Western District of Washington, seeking similar relief on behalf of Labor Ready employees employed in all states except California.  On December 30, 2004, Patricia Huntley filed an action in the United States District Court for the Western District of Washington seeking similar relief on behalf of Labor Ready employees employed in all states except California, and has moved to consolidate her claims with those of Owen.

In June 2002, Troy McCullock, a former Labor Ready District Manager, filed a demand for arbitration with the American Arbitration Association in California, alleging that he was discriminatorily demoted on the basis of race. On August 14, 2003, an award was issued in the arbitration, pursuant to which Mr. McCullock was awarded economic and compensatory damages. The arbitrator also awarded attorneys fees and punitive damages, the amount of which was to be determined at a subsequent hearing.  On December 11, 2003, prior to the hearing, the parties agreed to a settlement of the amount of punitive damages.

On July 3, 2002, the Office of the Arizona Attorney General filed an action against us in Arizona State Court, Pima County. The suit alleged that we violated Arizona’s “check cashers” statute in connection with fees we charge for the use of our optional cash dispensing machines.  In December of 2003, we agreed to a settlement of the claim and the case has been dismissed.

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION

	2003	2002	2001
	(Amounts in Thousands)
Cash paid during the year for:
Interest	$5,490	$3,345	$1,927

Income taxes	$12,117	$3,511	$5,029

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$1,245	$1,200	$—

Contribution of common stock to 401(k) plan	$285	$277	$284

Unrealized gain (loss) on marketable securities	$(21)	$49	$—

NOTE 12: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  The ESPP expires on June 30, 2006.  1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.2 million shares have been issued and 0.7 million shares remain available for future issuance.  During 2003, 2002 and 2001, participants purchased 97, 127, and 320 shares in the ESPP for cash proceeds of  $575, $652, and $945, respectively.

NOTE 13: STOCK OPTION PLANS

We have stock option plans for directors, officers, and employees, which provide for non-qualified and incentive stock options.  The majority of our options vest evenly over a four-year period from the date of grant and then expire if not exercised within five years from the date of grant.

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2003, 2002, and 2001, respectively: expected life of options of 3.5, 3.5, and 5 years, expected volatility of  89%, 79%, and 82%, risk-free interest rate of 4.0% and a 0% dividend yield.

The following table summarizes stock option activity for the three fiscal years (in thousands, except exercise price):

	2003		2002		2001
	Shares	(1) Price	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of year	5,397	$6.52	5,662	$7.12	4,791	$9.49
Granted	879	$9.92	1,980	$6.01	2,863	$3.76
Exercised	(1,037)	$4.79	(604)	$4.07	(123)	$3.48
Canceled	(710)	$9.11	(1,641)	$8.89	(1,869)	$8.80

Outstanding at the end of the year	4,529	$7.16	5,397	$6.52	5,662	$7.12

Exercisable at the end of the year	1,669	$8.16	1,411	$9.91	2,031	$9.54

Weighted average fair value of options granted during the year		$4.12		$2.26		$2.53

(1) Weighted average exercise price.

As of the end of 2003, 1,113 shares of common stock were available for future grant under our stock option plans.

Information relating to stock options outstanding and exercisable at the end of 2003 is as follows (in thousands, except per share amounts):

			Outstanding Options			Exercisable Options

Range of Exercise Prices			Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$3.05	-	$3.80	1,192	2.38	$3.46	530	$3.39
$3.81	-	$6.00	1,215	3.08	$5.27	290	$5.07
$6.01	-	$14.00	1,745	3.92	$8.87	472	$8.31
$14.01	-	$21.00	377.30		$17.08	377	$17.08
$3.05	-	$21.00	4,529	2.99	$7.16	1,669	$8.16

NOTE 14: SECTION 401K PLAN

We have a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code (“IRC”). All regular employees who are 21 years of age or older and who have completed six months of service are eligible to participate. Eligible employees may contribute up to 15% of compensation subject to certain limitations under the IRC. The Company provides discretionary matching contributions and employees must be employed as of the end of the year to receive any matching contribution. Matching contributions were $236, $282 and $278 in 2003, 2002, and 2001, respectively.

Report of Independent Auditors

To the Board of Directors and Shareholders

of Labor Ready, Inc:

In our opinion, the accompanying consolidated balance sheets as of January 02, 2004 and December 31, 2002 and the related consolidated statements of income, of shareholders equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Labor Ready, Inc. and its subsidiaries at January 02, 2004 and December 31, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  The financial statements of Labor Ready, Inc.  for the period ended December 31, 2001, were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 4, 2002.

PricewaterhouseCoopers, LLP /s/
Seattle, Washington
February 27, 2004

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

Seattle, Washington	/s/ Arthur Andersen LLP
February 4, 2002

Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data)

	First	Second	Third	Fourth
2003
Revenue from services	$172,280	$215,684	$254,497	$248,730

Cost of services	121,383	150,710	177,943	174,842
Gross profit	50,897	64,974	76,554	73,888

Selling, general and administrative expense	52,719	53,868	57,261	62,171
Depreciation and amortization	2,071	2,044	2,137	2,143
Income (loss) from operations	(3,893)	9,062	17,156	9,574

Interest and other expense, net	(1,062)	(1,020)	(1,202)	(1,048)
Income (loss) before tax expense	(4,955)	8,042	15,954	8,526

Income tax expense (benefit)	(1,740)	2,821	5,605	3,350

Net income (loss)	$(3,215)	$5,221	$10,349	$5,176

Net income (loss) per common share
Basic	$(0.08)	$0.13	$0.26	$0.13
Diluted	$(0.08)	$0.12	$0.22	$0.12

2002
Revenue from services	$170,108	$219,100	$250,899	$222,626

Cost of services	121,346	156,141	177,829	157,345
Gross profit	48,762	62,959	73,070	65,281

Selling, general and administrative expense	52,282	54,347	56,144	57,443
Depreciation and amortization	2,119	2,672	2,183	2,170
Income (loss) from operations	(5,639)	5,940	14,743	5,668

Interest and other expense, net	(211)	(330)	(1,101)	(1,168)
Income (loss) before tax expense	(5,850)	5,610	13,642	4,500

Income tax expense (benefit)	(2,254)	2,160	5,161	1,249

Net income (loss)	$(3,596)	$3,450	$8,481	$3,251

Net income (loss) per common share
Basic	$(0.09)	$0.08	$0.21	$0.08
Diluted	$(0.09)	$0.08	$0.18	$0.08

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and our CFO concluded that, as of January 02, 2004, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting.  During the fiscal year ended January 02, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information regarding directors and executive officers of registrant is presented under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers,” in our definitive proxy statement for use in connection with the 2004 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended January 02, 2004, and is incorporated herein by this reference thereto.

Item 11.                            EXECUTIVE COMPENSATION

Information concerning executive compensation is presented under the headings “Summary Compensation Table,” “Aggregated Option/SAR Exercises in 2003 and Year End Option/SAR Value,” and “Option/SAR in Last Fiscal Year” in our proxy statement, and is incorporated herein by this reference thereto.

Item 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plans" in our proxy statement, and is incorporated herein by this reference thereto.

Item 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our proxy statement, and is incorporated herein by this reference thereto.

Item 14.                            PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Auditors” in our proxy statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)              Exhibits, Financial Statement Schedules

1.               Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2.               Schedules can be found on Page 48 of this Form 10-K.

3.               The Exhibit Index is found on Pages 49 to 51 of this Form 10-K.

b)             Reports on Form 8-K.  We filed a Current Report on Form 8-K on October 14, 2003, reporting under Item 12 – Results of Operations and Financial Condition, our press release dated October 14, 2003, which announced our financial results for the quarter ending September 26, 2003.

We filed a Current Report on Form 8-K on November 24, 2003, reporting under Item 9 - Regulation FD Disclosure, the entry of Joseph P. Sambataro, Jr., President and Chief Executive Officer, and Timothy J. Adams, Executive Vice President and General Counsel, into Rule 10b5-1 trading plans to sell up to 400,000 and 200,000 shares, respectively, of our common stock upon the exercise of certain non-qualified stock options.

We filed a Current Report on Form 8-K on December 15, 2003, reporting under Item 9 – Regulation FD Disclosure,  our press release dated December 15, 2003, which updated our previously released guidance for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.	3/02/04
Signature	Date
By: Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President

/s/ Steven C. Cooper	3/02/04
Signature	Date
By: Steven C. Cooper, Chief Financial Officer and
Executive Vice President

/s/ Billie R. Otto	3/02/04
Signature	Date
By: Billie R. Otto, Corporate Controller and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph P. Sambataro, Jr.	3/02/04	/s/ Robert J. Sullivan	3/02/04
Signature	Date	Signature	Date
Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President		Robert J. Sullivan, Chairman of the Board

/s/ Mark R. Beatty	3/02/04	/s/ Thomas E. McChesney	3/02/04
Signature	Date	Signature	Date
Mark R. Beatty, Director		Thomas E. McChesney, Director

/s/ Gates McKibbin	3/02/04	/s/ Carl W. Schafer	3/02/04
Signature	Date	Signature	Date
Gates McKibbin, Director		Carl W. Schafer, Director

/s/ William W. Steele	3/02/04
Signature	Date
William W. Steele, Director

FINANCIAL STATEMENT SCHEDULES

Schedule II, Valuation and Qualifying Accounts (in thousands)

Allowance for doubtful accounts activity was as follows:

	2003	2002	2001

Balance, beginning of the year	$6,491	$5,649	$7,661

Charged to expense, net of recoveries	10,129	10,697	16,702
Write-Offs	(12,604)	(9,855)	(18,714)

Balance, end of year	$4,016	$6,491	$5,649

Workers’ Compensation Claims Reserve activity was as follows:

	2003	2002	2001

Beginning Balance	$85,894	$61,615	$48,224

Self-Insurance Reserve Expenses (net of discount)
Expenses related to current period	53,691	43,374	37,196
Expenses (credits) related to prior years	(2,116)	15,208	10,634
Total	51,575	58,582	47,830

Amortization of prior year discount	4,065	2,536	2,009

Payments
Payments related to current period	(9,317)	(7,183)	(8,068)
Payments related to prior years	(30,748)	(29,656)	(28,380)
Total	(40,065)	(36,839)	(36,448)

Ending Balance	101,469	85,894	61,615
Less current portion	36,170	32,215	25,061
Long-term portion	$65,299	$53,679	$36,554

Income tax valuation allowance activity was as follows:

	2003	2002	2001

Balance, beginning of the year	$3,875	$2,679	$1,593

Net operating loss in the United Kingdom	1,453	1,196	1,086

Balance, end of year	$5,328	$3,875	$2,679

EXHIBIT INDEX

FORM 10-K

Labor Ready, Inc.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation	(14)
3.2	Restated Bylaws	(14)
4.1	Rights Agreement dated as of January, 1998	(2)
4.2	Indenture, between the Company and The Bank of New York, as Trustee, dated June 19, 2002	(13)
4.2	Amendment to Rights Plan and Confirmation of Appointment as Successor Rights Agent, dated June 13, 2002	(13)
4.3	Resale Registration Rights Agreement between the Company and the Initial Purchasers of the Notes, dated June 13, 2002	(13)
4.4	Second Amendment to Rights Agreement between Labor Ready, Inc. and Computer-share Trust Company, Inc. dated as of December 23, 2002	(15)

10.1	2000 Stock Option Plan (Last Amended January 14, 2002)
10.2	2002 U.K. Stock Option Plan
10.3	RESERVED
10.4	RESERVED
10.5	Form of equipment lease and related schedules at various dates between the Company as lessee, T&W Financial Corporation as lessor and Diebold Corporation as vendor	(3)
10.6	RESERVED
10.7	Form of equipment lease and related schedules at various dates between the Company as lessee, and Wells Fargo Equipment Finance, Inc. as lessor	(5)
10.8	Form of equipment lease and related schedules at various dates between the Company as lessee and LaSalle National Leasing Corporation as lessor	(6)
10.9	RESERVED
10.10	RESERVED
10.11	RESERVED
10.12	RESERVED
10.13	RESERVED
10.14	RESERVED
10.15	RESERVED
10.16	RESERVED
10.17	RESERVED
10.18	RESERVED
10.19	RESERVED
10.20	RESERVED
10.21	RESERVED
10.22	RESERVED
10.23	RESERVED
10.24	RESERVED
10.25	RESERVED
10.26	RESERVED
10.27	RESERVED
10.28	RESERVED
10.29	Executive Employment Agreement between Labor Ready, Inc. and Steven C. Cooper dated January 9, 2001	(8)
10.30	RESERVED
10.31	RESERVED
10.32	Receivables Funding Agreement between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(8)

EXHIBIT INDEX (continued)

Exhibit Number	Description
10.33	Receivables Sale and Contribution Agreement between Labor Ready, Inc. and Labor Ready Funding Corporation dated March 1, 2001	(8)
10.34	Receivables Sale Agreement between Labor Ready, Inc. and Selling Subsidiaries dated March 1, 2001	(8)
10.35	Letter of Credit Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(8)
10.36	Annex X to Receivables Funding Agreement, Receivables Sales and Contribution Agreement and Receivables Sales Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(8)
10.37	Executive Employment Agreement between Labor Ready, Inc. and Timothy J. Adams dated May 28, 2001	(9)
10.38	RESERVED
10.39	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Lumbermens Mutual Casualty Company dated June 4, 2001	(9)
10.40	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Reliance National Insurance Company dated May 15, 2001	(9)
10.41	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Travelers Casualty and Surety Company of America dated April 25, 2001	(9)
10.42	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and US Bank National Association dated February 26, 2001	(9)
10.43	RESERVED
10.44	RESERVED
10.45	Executive Employment Agreement between Labor Ready, Inc. and Joseph P. Sambataro, Jr. dated October 2, 2001	(10)
10.46	Third Amendment to Securitization Agreements between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc. and General Electric Capital Corporation dated November 8, 2001	(10)
10.47	RESERVED
10.48	RESERVED
10.49	RESERVED
10.50	RESERVED
10.51	RESERVED
10.52	Separation Agreement and General Release between Matthew J. Rodgers and Labor Ready, Inc dated October 9, 2003.	(16)
10.53	RESERVED
10.54	Revolving Reducing Note and Credit Agreement between Labor Ready, Inc. and Wells Fargo Bank, National Association dated January 4, 2002	(11)
10.55	Form of equipment lease and related schedules at March 28, 2002 between Labour Ready Temporary Services UK Limited as lessee and GE Capital Equipment Finance LTD as lessor.	(12)
10.56	Consent of Wells Fargo, dated June 12, 2002	(13)
10.57	Fourth Amendment to Securitization Agreements between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc., and General Electric Capital Corporation dated June 12, 2002	(13)
10.58	Second Amendment to Letter of Credit Agreements between Labor Ready, Inc. and General Electric Capital Corporation dated June 12, 2002	(13)
10.59	First Amendment to Credit Agreement between Labor Ready, Inc. and Wells Fargo Bank, National Association, dated July 31, 2002	(13)
10.60	Third Amendment to Letter of Credit Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated August 22, 2002	(15)
10.61	Fourth Amendment to Letter of Credit Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated December 19, 2002	(15)

EXHIBIT INDEX (continued)

Exhibit Number		Description
10.62	Fifth Amendment to Securitization Agreements between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc., and General Electric Capital Corporation dated December 19, 2002	(15)

21	Subsidiaries of Labor Ready, Inc.
23	Consent of PricewaterhouseCoopers LLP – Independent Public Accountants
31.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc. and Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	RESERVED
(2)	Incorporated by reference to our Current Report on Form 8-K, filed on January 16, 1998 (0-23828).
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 12, 1998 (0-23828).
(4)	RESERVED
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 17, 1999 (001-14543).
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 13, 2000 (001-14543).
(7)	RESERVED
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 14, 2001 (001-14543).
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 13, 2001 (001-14543).
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 9, 2001 (001-14543).
(11)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 29, 2002 (001-14543).
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 13, 2002 (001-14543).
(13)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 12, 2002 (001-14543).
(14)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 12, 2002 (001-14543).
(15)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 14, 2003 (001-14543).
(16)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 24, 2003 (001-14543).

Copies of Exhibits may be obtained upon request directed to Mr. Steven C. Cooper, Labor Ready, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.