Form 10-Q
period 2004-04-02
LABOR READY INC
filed 2004-05-03
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2004
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14543
_________________

LABOR READY, INC.
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1287341 (IRS Employer Identification No.)

1015 A Street, Tacoma, Washington (Address of principal executive offices)	98402 (Zip Code)

Registrant's telephone number, including area code:	(253) 383-9101

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock without par value	The New York Stock Exchange

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

As of April 26, 2004, there were 41,377,379 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None.

LABOR READY, INC.

PART I.    Financial Information

Item 1.      Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

(Unaudited)

	April 2, 2004	January 2, 2004
CURRENT ASSETS:
Cash and cash equivalents	$77,676	$83,112
Marketable securities	24,258	25,257
Accounts receivable	8,318	7,796
Accounts receivable pledged under securitization agreement	73,331	75,840
Allowance for doubtful accounts	(3,139)	(4,016)
Prepaid expenses, deposits and other	10,205	10,779
Income tax receivable	3,231	940
Deferred income taxes	5,370	5,096

Total current assets	199,250	204,804

PROPERTY AND EQUIPMENT:
Buildings and land	15,812	15,707
Computers and software	30,719	30,474
Cash dispensing machines	15,104	15,075
Furniture and equipment	2,086	1,858

	63,721	63,114
Less accumulated depreciation and amortization	36,131	34,625

Property and equipment, net	27,590	28,489

OTHER ASSETS:
Restricted cash and other assets	124,414	110,802
Deferred income taxes	13,769	15,616
Other assets	3,224	3,317

Total other assets	141,407	129,735

Total assets	$368,247	$363,028

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	April 2, 2004	January 2, 2004
CURRENT LIABILITIES:
Accounts payable	$14,874	$17,302
Accrued wages and benefits	14,561	14,897
Current portion of workers' compensation claims reserve	37,167	36,170
Current maturities of long-term debt	2,332	2,461

Total current liabilities	68,934	70,830

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	72,221	72,760
Workers' compensation claims reserve, less current portion	69,706	65,299

Total long-term liabilities	141,927	138,059

Total liabilities	210,861	208,889

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized;
No shares issued and outstanding	--	--
Common stock, no par value, 100,000 shares authorized;
41,371 and 41,102 shares issued and outstanding	55,711	53,441
Cumulative foreign currency translation adjustment	2,323	2,058
Cumulative unrealized gain on marketable securities	10	28
Retained earnings	99,342	98,612

Total shareholders' equity	157,386	154,139

Total liabilities and shareholders' equity	$368,247	$363,028

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended
	April 2, 2004	March 28, 2003
Revenue from services	$208,912	$172,280

Cost of services	148,185	121,383

Gross profit	60,727	50,897

Selling, general and administrative expenses	56,446	52,719
Depreciation and amortization	2,059	2,071

Income (loss) from operations	2,222	(3,893)

Interest and other expense, net	(1,005)	(1,062)

Income (loss) before tax expense (benefit)	1,217	(4,955)

Income tax (benefit)	487	(1,740)

Net income (loss)	$730	$(3,215)

Net income (loss) per common share:
Basic	$0.02	$(0.08)

Diluted	$0.02	$(0.08)

Weighted average shares outstanding:
Basic	41,210	40,402

Diluted	42,385	40,402

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	April 2, 2004	March 28, 2003
Net income (loss)	$730	$(3,215)

Other comprehensive income:
Foreign currency translation adjustment	265	347
Unrealized loss on marketable secruities	(18)	(2)

Other comprehensive income before tax	247	345

Income tax expense related to other comprehensive income	(99)	(121)

Other comprehensive income, net of tax	148	224

Comprehensive income (loss)	$878	$(2,991)

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	April 2, 2004	March 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$730	$(3,215)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,252	2,265
Provision for doubtful accounts	1,810	2,223
Deferred income taxes	1,573	(4,200)
Other operating activities	647	17
Changes in operating assets and liabilities:
Accounts receivable	(700)	(1,050)
Workers' compensation claims reserve	5,404	1,462
Other current assets	(1,627)	(179)
Other current liabilities	1,552	3,089

Net cash provided by operating activities	11,641	412

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,251)	(556)
Purchases of marketable securities	(6,722)	(8,354)
Maturities of marketable securities	7,703	2,910
Other assets	(100)	--
Restricted cash and other assets	(13,612)	18,008

Net cash provided by (used in) investing activities	(13,982)	12,008

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee
benefit plans	1,490	176
Payments on debt	(610)	(573)
Payments for offering costs	--	(3)
Checks issued against future deposits	(4,197)	--
Purchase and retirement of common stock	--	(4,957)

Net cash used in financing activities	(3,317)	(5,357)
Effect of exchange rates on cash	222	307

Net change in cash and cash equivalents	(5,436)	7,370

CASH AND CASH EQUIVALENTS, beginning of period	83,112	69,255

CASH AND CASH EQUIVALENTS, end of period	$77,676	$76,625

See accompanying notes to consolidated financial statement

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended January 2, 2004. Operating results for the thirteen-week period ended April 2, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

On March 12, 2003, the Board of Directors approved a change in the Company’s fiscal year end from December 31 to a 52/53-week fiscal year ending on the Friday closest to December 31.  This change was effective for fiscal year 2003, which ended on January 2, 2004.  In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks.  All references in these financial statements to the “2003 fiscal year end,” “2003 year end” or “end of 2003” are to the fiscal year ended January 2, 2004.

	Fiscal Year 2004		Fiscal Year 2003
	Ending Date	# of Days	Ending Date	# of Days
1st Quarter	April 2, 2004	91	March 28, 2003	87
2nd Quarter	July 2, 2004	91	June 27, 2003	91
3rd Quarter	October 1, 2004	91	September 26, 2003	91
4th Quarter	December 31, 2004	91	January 2, 2004	98

Revenue recognition
Revenue from the sale of services is recognized at the time the service is performed. A portion of our income is derived from cash dispensing machine (“CDM”) fees, which are immaterial for all periods presented. Revenue attributable to sales involving coupons or other incentives are reversed in the period such revenue is earned.

Stock-based compensation
We follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations to account for stock options and employee stock purchase plans. Since the exercise price of our employee stock options is not less than the market price of the underlying stock at the date of grant, under APB Opinion No. 25, no compensation cost is recognized. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002, requires us to provide pro forma information regarding net income and earnings per share as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123, as amended by SFAS 148.

Under the provisions of SFAS No. 123, as amended by SFAS 148, our net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amount):

	Thirteen Weeks Ended April 2, 2004	Thirteen Weeks Ended March 28, 2003
Net Income (Loss)
As Reported	$730	$(3,215)
Stock-based employee compensation costs, net of tax	$309	$479
Pro Forma	$421	$(3,694)

Net Income (Loss) Per Share - As Reported
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)

Net Income (Loss) Per Share - Pro Forma
Basic	$0.01	$(0.09)
Diluted	$0.01	$(0.09)

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date. Marketable Securities consist of revenue bonds and other municipal obligations. The aggregate cost and fair values of our Marketable Securities was $24.3 million at April 2, 2004 and $25.3 million at January 2, 2004. At April 2, 2004, those securities were classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at April 2, 2004. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities. For the quarter ended April 2, 2004, there were no sales of available-for-sale securities.

NOTE 3: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions for the purpose of securing our obligations in connection with our workers’ compensation program and for cross collateralization of our Accounts Receivable Facility. These assets may be released as workers’ compensation claims are paid or when letters of credit are released or can be supported by eligible accounts receivable.

The following is a summary of restricted cash and other assets as of April 2, 2004 and January 2, 2004 (in millions):

	April 2, 2004	January 2, 2004
Workers' Compensation Related
Workers' Assurance Program cash-backed instruments*	$88.2	$77.6
Secured surety bonds	9.1	9.0
Available for future commitments	1.1	2.2

Subtotal	$98.4	$88.8
Accounts Receivable Facility	26.0	22.0

Total Restricted Cash and Other Assets	$124.4	$110.8

____________________________________
* We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers.

NOTE 4: LONG-TERM DEBT

Convertible Subordinated Notes — During 2002, the Company issued 6.25% Convertible Subordinated Notes due June 2007 (the “Notes”) in the aggregate principal amount of $70.0 million. Interest is payable on the Notes on June 15 and December 15 of each year. Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments. The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds. On or after June 20, 2005, the Company may redeem some or all of the Notes for cash at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period ending on the trading day prior to the date we mail notice of our intent to redeem the Notes. Our notice to redeem some or all of the Notes must be mailed at least 30 days prior to but not more than 60 days prior to the redemption date.

Capital Leases – The following is a summary of property held under capital leases:

	(Amounts in Thousands)
	April 2, 2004	January 2, 2004
Computers and software	$1,687	$1,669
Cash dispensing machines	14,355	14,320

	16,042	15,989
Less accumulated depreciation and amortization	10,601	10,066

	$5,441	$5,923

Minimum future lease payments under capital leases as of April 2, 2004 for each of the next five years and in the aggregate are (in thousands):

2005	$2,656
2006	1,305
2007	478
2008	240
2009	100
Thereafter	--

Total minimum lease payments	4,779
Less amounts representing interest and taxes	226

Present value of net minimum lease payments	4,553
Less current maturities	2,332

Long-term portion	$2,221

Interest rates on capitalized leases range from 2.1% to 9.12% and are payable over 24 to 84 months.

NOTE 5: WORKERS’ COMPENSATION INSURANCE

We provide workers’ compensation insurance to our temporary and regular employees. For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis. This results in our being substantially self-insured. However, should any single occurrence exceed the deductible amount per occurrence, all losses and expenses beyond the deductible amount would be reimbursable by the insurance carrier.

Two of the insurance companies with which we formerly did business are currently in liquidation proceedings and have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”). We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we will retain the obligation for payment of these excess claims. Although it is possible that we may ultimately recover at least some portion of these excess claim amounts in the liquidation process, we have concluded that a material recovery is unlikely. As a result, we have estimated and recorded the liability for those claims to be approximately $1.1 million, net of discount.

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

We establish a reserve for the deductible portion of our workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of April 2, 2004 and January 2, 2004 are workers’ compensation claims reserves in the amounts of $106.9 million and $101.5 million, respectively. The claims reserves were computed using a discount rate of 5.0%. The selection of this discount rate is based on returns on “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.

Workers’ compensation expense recorded as part of cost of services consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premium, insurance premium and estimates of excess claims from loss years covered by insurance companies now in liquidation. Workers’ compensation expense totaling $16.6 million and $13.0 million was recorded for the thirteen weeks ended April 2, 2004 and March 28, 2003, respectively.

NOTE 6: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding options and the conversion features of the Notes, except where their inclusion would be anti-dilutive. Neither the outstanding options nor the conversion features of the Notes were included in the calculation of diluted net income for the period ended March 28, 2003, as their inclusion would have been anti-dilutive due to the fact that we realized a net loss in that quarter. The anti-dilutive shares not considered as part of our calculation are as follows:

	(Amounts in Thousands)
	Thirteen Weeks Ended
	April 2, 2004	March 28, 2003
Stock Options	170	2,110
Convertible Notes	9,642	9,642

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

Diluted common shares were calculated as follows:

	Common Shares and Potential Common Shares
	(In Thousands)
	April 2, 2004	March 28, 2003
Weighted average number of common shares used in basic
net income (loss) per common share	41,210	40,402

Effect of dilutive securities:

Stock options	1,175	--
Convertible Notes	--	--

Weighted average number of common shares and potential
common shares used in diluted net income (loss) per
common share	42,385	40,402

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

At April 2, 2004 we had a total available borrowing capacity of $77.7 million under the Accounts Receivable Facility comprised of $53.0 million of accounts receivable and $24.7 of restricted cash. The $53.0 million represents the eligible portion of our total $73.3 million of securitized accounts receivable and the $24.7 million represents the eligible portion of the $26.0 million of restricted cash cross collateralizing the Accounts Receivable Facility. Of that borrowing capacity available at April 2, 2004, we had $73.2 million of letters of credit issued against it leaving us with $4.5 million available for future borrowings.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds. The letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of April 2, 2004. The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but do not exceed 2% of the bond amount.

At April 2, 2004 and January 2, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	April 2, 2004	January 2, 2004
Accounts Receivable Facility letters of credit	$73.2	$73.2
Workers’ Assurance Program cash-backed instruments	88.2	77.6
Secured surety bonds	9.1	9.0
Unsecured surety bonds	5.9	5.9

Total Collateral Commitments	$176.4	$165.7

Revolving Credit Facility
In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”). As of April 2, 2004 the available borrowing amount was $9.0 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at the option of the Company. The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires. The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

Legal Contingencies and Developments
From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial condition, results of operations or liquidity; however, to the extent possible, where legal proceedings can be estimated and where such claims are considered probable, we have recorded a liability. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for contingent legal and regulatory liabilities in the amount of $5.6 million at April 2, 2004 and $3.9 million at January 2, 2004. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On October 3, 2000, Anthony Flynn, Robert Hampton and Eugene Tonissen filed an action in New York State Court, Kings County, seeking class action certification for alleged violations of state law in connection with the fees charged by us for voluntary use of the CDMs. On November 25, 2002, the court granted our motion to dismiss the lawsuit, based on the arbitration agreement signed by each of our workers.  The plaintiffs filed an appeal of the dismissal, which was denied by the Appellate Division of the New York Supreme Court in April 2004.

On February 14, 2001, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County, alleging violation of federal and state wage and hour laws for failing to pay temporary employees for all hours worked. The plaintiffs are present or former temporary employees for us and seek unquantified damages, injunctive relief and certification of a class of workers. On July 12, 2002, the court certified classes of plaintiffs in connection with claims relating to waiting time, travel time and equipment charges for the period of February 1998 to present. The court declined to certify classes of plaintiffs in connection with claims relating to transportation expenses. On November 19, 2003, the court granted our motion for partial summary judgment, ruling that time spent by temporary employees waiting for job assignments is not compensable.

On July 29, 2002, Marisol Balanderan and 55 other plaintiffs filed an action against us and one of our customers in California State Court, Los Angeles County.  The plaintiffs are temporary employees and job applicants who seek unquantified compensatory and punitive damages based on allegations that they were subjected to discrimination in dispatch to jobs on the basis of their female gender, throughout a period from September 2001 through January 2002. They also seek certification of a class of similarly situated temporary employees.

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

On July 16, 2003, Alecia Recio, Elizabeth Esquivel, Debbie Owen and Barry Selbts, each a current or former Labor Ready employee, jointly filed an action in United States District Court for the Central District of California, alleging failure to pay overtime under state and federal law and seeking unspecified damages and certification of a class of similarly situated employees. On September 23, 2003, the court dismissed the case for improper venue. On October 1, 2003, Recio re-filed her case in California State Court, Los Angeles County, seeking similar relief on behalf of Labor Ready employees employed in the State of California. On October 21, 2003, Owen re-filed her case in the United States District Court for the Western District of Washington, seeking similar relief on behalf of Labor Ready employees employed in all states except California. The Owen matter has been stayed pending resolution of the Huntley/McCall matter. On December 30, 2003, Patricia Huntley filed an action in the United States District Court for the Western District of Washington seeking similar relief on behalf of Labor Ready employees employed in all states except California, and has moved to consolidate her claims with those of Owen.

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

	April 2, 2004	March 28, 2003
	(Amounts in Thousands)
Cash paid during the period for:
Interest	$304	$245

Income taxes	$646	$1,034

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$19	$--

Contribution of common stock to 401(k) plan	$219	$285

Unrealized loss on marketable securities	$(18)	$(2)

NOTE 9: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of our common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. The ESPP expires on June 30, 2006. 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.2 million shares have been issued and 0.7 million shares remain available for future issuance. During the thirteen weeks ended April 2, 2004, participants purchased 16,000 shares in the ESPP for cash proceeds of $0.2 million. During the thirteen weeks ended March 28, 2003, participants purchased 28,000 shares in the ESPP for cash proceeds of $0.1 million.

NOTE 10: STOCK OPTION PLANS

We have stock option plans for directors, officers, and employees, which provide for non-qualified and incentive stock options. The majority of our options vest evenly over a four-year period from the date of grant and expire if not exercised within five years from the date of grant.

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004: expected life of options of 4.8 years, expected volatility of 79%, risk-free interest rates of 3.0% and a 0% dividend yield.

The following table summarizes stock option activity for the thirteen week periods indicated below (in thousands, except exercise price):

	Thirteen Weeks Ended April 2, 2004		Thirteen Weeks Ended March 28, 2003
	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of period	4,529	$7.16	5,397	$6.52
Granted	259	$12.04	212	$6.20
Exercised	(225)	$5.04	(8)	$3.96
Canceled	(363)	$14.28	(323)	$9.75

Outstanding at the end of the period	4,200	$6.93	5,278	$6.30

Exercisable at the end of the period	1,670	$6.34	1,995	$7.94

Weighted average fair value of options
granted during the period		$7.69		$2.55

____________________________________
(1)     Weighted average exercise price.

As of April 2, 2004, 1,217 shares of common stock were available for future grants under our stock option plans.

Information relating to stock options outstanding and exercisable at April 2, 2004 is as follows (in thousands, except per share amounts):

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$ 3.05 - $ 3.80	1,083	2.11	$3.46	597	$3.44
$ 3.81 - $ 6.00	1,096	2.85	$5.26	447	$5.23
$ 6.01 - $ 14.00	1,909	3.27	$9.28	514	$8.38
$ 14.01 - $ 21.00	112.32		$16.83	112	$16.83

$ 3.05 - $ 21.00	4,200	2.78	$6.93	1,670	$6.34

NOTE 11: SUBSEQUENT EVENTS

On April 5, 2004, the Company purchased the assets of Spartan Staffing, Inc., a privately held Florida corporation, for $9.5 million in cash. The results of operations of Spartan Staffing, Inc. will be included with the results of the Company effective April 5, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Item 3, Item 7 and Item 7A of Part 1 of our Form 10-K for the year ended January 2, 2004 and in the “Risk Factors” included in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We assume no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Executive Overview

Labor Ready is an international provider of temporary workers for manual labor jobs. Our customers are primarily in the transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale, sanitation and printing industries. During 2003, we served over 275,000 customers and we put nearly 600,000 people to work through our dispatch offices in all 50 of the United States, in Puerto Rico, in five provinces of Canada and in the United Kingdom.

Our quarter was highlighted by the 21.3% increase in revenue to $208.9 million compared to revenue of $172.3 million for the first quarter of 2003. This revenue growth resulted in net income for the quarter of $0.7 million or $0.02 per share, as compared to a net loss of ($3.2) million or ($0.08) per share for the first quarter of 2003. On a comparable billing day/constant currency basis, revenue for the first quarter of 2004 increased 13.0% over the first quarter of 2003. The Company benefited from four more billing days this quarter compared to the first quarter of 2003, representing approximately $0.03 of net income per share. Sales from branches one year or older grew approximately 12% over a year earlier. We opened 27 new branches during the first quarter of 2004, 24 of which were in the United States and three in the United Kingdom. We plan to open nine more branches during the balance of the year.

The strong pace of growth in demand we saw at the end of 2003 continued in the first quarter of 2004, across most industries and regions of our operations. As small and medium-sized businesses staff for renewed growth, they are relying on contingent labor to manage costs. As the economy improves, we believe demand for a flexible work force will continue to grow.

Subsequent to our quarter end, and as reported in our Form 8-K filed on April 6, 2004, we completed the acquisition of Spartan Staffing which adds an additional 25 branch locations to the 805 we had at quarter end. The purchase of Spartan Staffing allows us to expand our market share and is consistent with our commitment to serve the on-demand staffing needs of small and medium-sized businesses. The impact of this acquisition on our 2004 results is expected to be accretive for the year. Additionally, we anticipate the Spartan operations will have margins from income from operations similar to Labor Ready’s existing business, before the additional amortization of intangible assets related to the purchase.

Results of Operations

Thirteen Weeks Ended April 2, 2004 Compared to Thirteen Weeks Ended March 28, 2003

The following table compares the operating results for the thirteen weeks ended April 2, 2004 and March 28, 2003 (in thousands):

	Thirteen Weeks Ended
	April 2, 2004	March 28, 2003	Percent Change
Revenue from services	$208,912	$172,280	21.3
Cost of services	148,185	121,383	22.1
Selling, general and administrative expenses	56,446	52,719	7.1
Depreciation and amortization	2,059	2,071	(0.6)
Interest and other expense, net	(1,005)	(1,062)	(5.4)
Income (loss) before tax benefit	1,217	(4,955)	124.6
Net income (loss)	$730	$(3,215)	122.7

Dispatch Offices and Revenue from Services. The number of offices increased to 805 at April 2, 2004 from 769 locations at March 28, 2003. This represents a net increase of 36 dispatch offices. Revenue for the quarter increased 21.3% compared to the same quarter a year ago. The change in revenue was made up of the following four components: (a) an 11.7% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a (0.6%) decline in revenue related to closed branches, (c) a 2.2% increase in revenue from new branches and (d) an 8.0% benefit from foreign currency translation and four additional days of sales due to our transition to a 52/53-week fiscal year.

Cost of Services and Gross Margin. Cost of services remained fairly consistent at 70.9% of revenue for the quarter ended April 2, 2004 compared to 70.5% for the quarter ended March 28, 2003. This was despite increases in workers’ compensation costs and payroll taxes during the first quarter of 2004. Labor costs have increased by 1.0% over the past two years while our average billing rate has increased by 3.5% over the same period. As a result, our gross margins also remained consistent at 29.1% for the quarter ended April 2, 2004 compared to 29.5% for the quarter ended March 28, 2003.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses as a percent of revenue were 27.0% for the period ended April 2, 2004 compared to 30.6% for the period ended March 28, 2003, as the company-wide concerted effort to control costs and increase average branch revenue continues. The decrease in SG&A as a percent of revenue is largely related to controlling salary costs while revenue increased.

Depreciation and Amortization Expense. Depreciation and amortization expenses have remained consistent at $2.1 million for the first quarters of both 2004 and 2003.

Interest and Other Expense, Net. We recorded interest and other expense, net of interest income, of ($1.0) million for the period ended April 2, 2004 compared to ($1.1) million for the period ended March 28, 2003.

Taxes On Income.   Our effective tax rate was 40.0% for the thirteen weeks ended April 2, 2004 compared to 35.1% for the thirteen weeks ended March 28, 2003.  The increase during 2004 as compared to 2003 is largely attributable to the expiration of the federal Work Opportunity and Welfare to Work tax credits and provisions for foreign income taxes.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.

We have a net deferred tax asset of approximately $19.1 million at April 2, 2004 resulting primarily from workers’ compensation reserves and allowance for doubtful accounts.  We have assessed our past earnings history and trends, projected sales, expiration dates of loss carryforwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against our carryforward benefits in the amount of $5.5 million at April 2, 2004 and $3.1 million at March 28, 2003.

Summary of Critical Accounting Estimates and Policies

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

Reserves for Contingent Legal and Regulatory Liabilities. We have established reserves for contingent legal and regulatory liabilities. We record a liability for such contingent liabilities when our management judges that such claims can be estimated and are probable to occur. We evaluate this reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment would be charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.

Income Taxes and Related Valuation Allowance. We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required under Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes”, these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. Based on that analysis, we have determined that a valuation allowance is appropriate for the portion of net operating losses that will not be utilized within the permitted carry forward periods as of April 2, 2004 and January 2, 2004.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operations
Net cash provided by operating activities was $11.6 million for the period ended April 2, 2004 compared to $0.4 million for the period ended March 28, 2003. The increase in cash flows from operations in 2004 compared to 2003 is largely due to growth in our income from operations and also growth in our workers’ compensation claims reserve and fluctuations in the balance of deferred income taxes.

We typically pay our temporary workers on a daily basis, bill our customers weekly, and, on average, collect monthly. Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows from Investing Activities
The change in cash from investing activities for the period ending April 2, 2004 compared to the period ending March 28, 2003 is due mostly to changes in restricted cash and other assets. Our restricted cash and other assets are used primarily to collateralize our workers’ compensation program and our Accounts Receivable Facility. We increased our restricted cash and other assets by $13.6 million during the first quarter of 2004 compared to a reduction in these accounts of $18.0 million during the first quarter of 2003. This fluctuation is due to periodic shifts in the form and mix of collateral making up our total workers’ compensation commitments. At the end of the first quarter of 2004, we had $26.0 million of restricted cash cross collateralizing our Accounts Receivable Facility compared to $21.0 million at the end of the first quarter of 2003.

Cash Flows from Financing Activities
Net cash used in financing activities was $3.3 million for the period ended April 2, 2004 compared to $5.4 million for the period ended March 28, 2003. At year-end 2003 we had $4.2 million in checks issued against future deposits that were paid in full during the first quarter of 2004 with no similar activity at the end of the first quarter of 2004. This was offset by increased activity in the exercise of stock options by our employees. Net cash used in financing activities during the first quarter of 2003 was primarily the result of common stock repurchases of approximately 800,000 shares in the amount of $5.0 million made during the first quarter of 2003. The Board has authorized repurchases of up to an additional 1.4 million shares.

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

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts that we control as well as cash deposits held by our insurance carriers. We ended the first quarter with restricted cash in our Workers’ Assurance Program totaling $89.4 million. Of this cash, $88.2 million was committed to insurance carriers leaving $1.2 million available for future needs. We will be able to restrict up to an additional $18.0 million during the balance of 2004 through the use of this program.

In January of 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”). As of the April 2, 2004, the available borrowing amount was $9.0 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at the option of the Company. The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires. The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

During 2002, the Company issued 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) in the aggregate principal amount of $70.0 million. Interest is payable on the Notes on June 15 and December 15 of each year. Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments. The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds. On or after June 20, 2005, the Company may redeem some or all of the Notes at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price for at least 20 trading days in any consecutive 30 trading day period ending on the trading day prior to the date we mail notice of our intent to redeem the Notes. Our notice to redeem some or all of the Notes must be mailed at least 30 days prior to but not more than 60 days prior to the redemption date.

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

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds. Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they are responsible. Such amounts can increase or decrease independent of our assessments and reserves. At April 2, 2004 and January 2, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	April 2, 2004	January 2, 2004
Accounts Receivable Facility letters of credit	$73.2	$73.2
Workers’ Assurance Program cash-backed instruments	88.2	77.6
Secured surety bonds	9.1	9.0
Unsecured surety bonds	5.9	5.9

Total Collateral Commitments	$176.4	$165.7

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve balance as of the period end dates presented (in millions):

	April 2, 2004	January 2, 2004
Ending workers' compensation reserve:	$106.9	$101.5
a) Discount on reserves	25.6	23.6
b) Unreleased collateral posted on claims that have been paid	27.2	23.3
c) Collateral posted ahead of obligation incurred	14.5	11.1
d) Excess collateral on claims not yet paid	2.2	6.2

Total Collateral Commitments	$176.4	$165.7

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

Our Worker’s Assurance Program cash-backed instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers. The letters of credit bear fluctuating annual fees, which were approximately 0.08% of the principal amount of the letters of credit as of April 2, 2004.

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

	Thirteen Weeks Ended
	April 2, 2004	March 28, 2003
Beginning Balance	$101,469	$85,894

Self-Insurance Reserve Expense (net of discount)
Expenses related to current period	12,512	9,830
Expenses related to prior years	896	--

Total	13,408	9,830

Amortization of prior year discount	773	1,768

Payments
Payments related to current period claims	(118)	(192)
Payments related to claims from prior years	(8,659)	(9,944)

Total	(8,777)	(10,136)

Ending Balance	106,873	87,356
Less current portion	37,167	33,841

Long-term portion	$69,706	$53,515

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

Excess Claims Liability
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

Other
Included in cash and cash equivalents as of April 2, 2004 is cash held within dispatch office CDMs for payment of temporary payrolls in the amount of approximately $11.1 million compared to $15.8 million at January 2, 2004.

Our capital expenditures were $1.3 million for the quarter ended April 2, 2004 and were $5.7 million for 2003. We anticipate that our capital expenditures will be approximately $3.7 million for the balance of 2004.

Contractual Obligations and Commitments
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during the thirteen-week period ended April 2, 2004.

The following table provides a summary of our contractual obligations as of April 2, 2004:

	Payments Due By Period (In Thousands)
Contractual Obligations	Total	2004	2005 through 2006	2007 through 2008	2009 and later
Long-term debt (a)	$70,000	--	--	$70,000	--
Capital lease obligations (b)	4,779	2,656	1,783	340	--
Operating leases (c)	6,543	2,642	2,592	836	473
Purchase obligations (d)	3,987	3,145	842	--	--
Other long-term obligations (e)	2,956	2,956	--	--	--

Total Contractual Cash Obligations	$88,265	$11,399	$5,217	$71,176	$473

(a)	Convertible Subordinated Notes further described in Note 4 of Notes to Consolidated Financial Statements found in Item I of Part I of this Form 10-Q
(b)	Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.
(c)	Excludes all payments related to leases cancelable within ninety days.
(d)	Binding purchase orders for goods or services outstanding at April 2, 2004.
(e)	Voice and data service contracts.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of April 2, 2004:

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total	2004	2005 through 2006	2007 through 2008	2009 and later
Accounts Receivable Facility (f)	$ 80,000	--	$80,000	--	--
Line of credit (g)	9,000	500	8,500	--	--
Secured surety bonds	9,051	9,051	--	--	--
Unsecured surety bonds	7,500	7,500	--	--	--

Total Commercial Commitments	$ 105,551	$17,051	$88,500	--	--

Other Commitment Capacity

Workers' Assurance Program (h)	89,354

Total Commercial Commitments and
other Collateral Capacity	$ 194,905

Total Collateral Commitments
Outstanding as of April 2, 2004	(176,400)

Available Commitment Capacity	$ 18,505

(f)	See Note 7 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.
(g)	No balance outstanding. See description of Revolving Credit Facility in Note 7 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q
(h)	See description in Capital Resources in Item 2 of Part I of this Form 10-Q.

We expect to commit approximately $39.5 million of additional restricted cash during the remainder of 2004. In addition to the $18.5 million of capacity listed in the table above, we expect to increase our capacity by transferring an additional $18.0 million of our currently unrestricted cash into the Workers' Assurance Program during 2004, and the remaining balance will be satisfied with other available unrestricted cash balances.

Risk Factors: Issues and Uncertainties

Investing in our securities involves a high degree of risk. The following risk factors, issues and uncertainties should be considered in evaluating our future prospects. In particular, keep these risk factors in mind when you read "forward-looking" statements elsewhere in this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, the words "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

Competition for customers in our industry is intense, and if we are not able to effectively compete, our financial results could be harmed and the price of our securities could decline.
The short-term, light industrial niche of the temporary services industry is highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly for provision of light industrial personnel, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers' compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins remains intense, and we cannot assure you that it will not continue. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

If we are not able to obtain insurance on commercially reasonable terms, our financial condition or results of operations could suffer.
We are required to pay workers' compensation benefits for our temporary and regular employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers' compensation insurance coverages. Under our workers' compensation insurance program, we maintain "per occurrence" insurance, which covers any claims for a particular event above a $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. While we have secured coverage with American International Group, Inc. (AIG) for occurences in the period from July 2003 through June 2004, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after June 2004. In the event we are not able to obtain workers' compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

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

We expect that the amount of collateral that we are required to post to support our workers' compensation obligations will increase, which will reduce the capital we have available to grow and support our operations.
We are required to maintain commitments such as irrevocable letters of credit, cash-backed instruments, or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers' compensation claims. We pledge cash or other assets in order to secure these commitments. We sometimes face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will continue to increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in earnings dilution to our existing shareholders.

Our reserves for workers' compensation claims, allowance for doubtful accounts, and other liabilities may be inadequate, and we may incur additional charges if the actual costs of these claims exceed the amounts estimated.
We maintain a reserve for workers' compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. This reserve, which reflects potential liabilities that span several years, is discounted to its net present value using a discount rate of 5%. We evaluate the accrual rates for our reserves regularly throughout the year and make adjustments as needed. If the actual cost of such claims and related expenses exceed the amounts estimated, or if the discount rate represents an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required. We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management's estimates and judgments of the scope and likelihood of these liabilities. We cannot assure you that our reserves are adequate. If the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

Some insurance companies with which we have previously done business are in financial distress. If our insurers do not fulfill their obligations, we could experience significant losses.
Prior to our current policy with AIG, we purchased annual insurance policies in connection with our workers' compensation obligations from three primary carriers. Kemper Insurance Company (Kemper) provided coverage for occurrences commencing in 2001 through June 30, 2003. Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us. These former insurance carriers are experiencing unfavorable claims experience and loss of their own reinsurance coverage. Legion and Reliance are currently in liquidation and have failed to pay a number of covered claims that exceed our deductible limits ("excess claims"). We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we will retain the obligation for payment of these excess claims. To the extent we experience additional claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may continue to be forced to satisfy some or all of those claims directly; this in turn could harm our financial condition or results of operations.

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
We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity and other claims. From time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these regulations. We have in the past been found, and may in the future be found, to have violated regulations or other regulatory requirements applicable to our operations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and could harm our business. We currently maintain insurance for certain types of employer liability with coverage above a $2.5 million deductible per occurrence with a maximum aggregate coverage of $10.0 million per claim. We cannot assure you that we will not experience these problems in the future or that our insurance will be sufficient in amount or scope to cover any of these types of liabilities or that we will be able to continue to secure insurance coverage for such events on terms that we find commercially reasonable.

A significant portion of our revenue is derived from operations in a limited number of markets. Recessions in these markets have harmed and could continue to harm our operations.
A significant portion of our revenue is derived from our operations in a limited number of states. Revenue generated from operations in California, Texas and Florida, in the aggregate, accounted for approximately 34.7% and 34.9% of our overall revenue in 2003 and 2002, respectively. The California economy has been particularly hard-hit by the most recent economic recession. California is our largest market and continued economic weakness in this region or our other key markets could harm our business.

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
As of April 2, 2004, we had 48 dispatch offices in the United Kingdom and 36 in Canada. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:
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
Over the past three years, a number of bills were introduced in Congress and various state legislatures which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary employees receive the same pay and benefits as our customers’ regular employees, prohibition on fees charged in connection with our CDMs and a requirement that our customers provide workers’ compensation insurance for our temporary employees. We take a very active role and incur expense in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of these bills will not be enacted, in which event demand for our service may suffer.

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

Determinations that we have misclassified the jobs performed by our temporary employees for workers’ compensation insurance purposes, even if the misclassifications are inadvertent, could result in us owing penalties to government regulators and/orhaving to record additional expense.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. At April 2, 2004, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase in interest rates immediately and uniformly by 10% from levels at April 2, 2004 would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

At April 2, 2004, our marketable securities consisted of revenue bonds and other municipal obligations. Therefore, an increase in interest rates immediately and uniformly by 10% from levels at April 2, 2004 would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and our CFO concluded that, as of April 2, 2004, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. During the quarter ended April 2, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.   Legal Proceedings

See Note 7 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 2.   Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

On December 11, 2002, our Board of Directors approved a resolution granting management the authority to repurchase up to 2.0 million shares of the Company's common stock. As of April 2, 2004, approximately 600,000 shares of common stock have been repurchased pursuant to this resolution, leaving 1.4 million shares available for future repurchase. There were no repurchases of Company stock during the quarter ended April 2, 2004

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended April 2, 2004.

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits.

	31.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc. and Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K.

We filed a Current Report on Form 8-K on February 26, 2004, disclosing under Item 9 - Regulation FD Disclosure, copies of slide presentations, which we presented at the Morgan Stanley Business & Professional Services Conference held at Morgan Stanley's offices in New York City on February 26, 2004 and generally to members of the financial and investment community from time to time.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr. 5/3/04 Signature Date By: Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President

/s/ Steven C. Cooper 5/3/04 Signature Date By: Steven C. Cooper, Chief Financial Officer and Executive Vice President