Form 10-Q
period 2004-07-02
LABOR READY INC
filed 2004-07-30
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2004
or

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

As of July 26, 2004, there were 41,888,097 shares of the Registrant’s common stock outstanding

Documents incorporated by reference: None.

LABOR READY, INC.

PART I. Financial Information

Item 1. Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

(Unaudited)

	July 2, 2004	January 2, 2004
CURRENT ASSETS:
Cash and cash equivalents	$90,116	$83,112
Marketable securities	21,562	25,257
Accounts receivable	17,544	7,796
Accounts receivable pledged under securitization agreement	85,679	75,840
Allowance for doubtful accounts	(3,936)	(4,016)
Prepaid expenses, deposits and other	14,029	10,779
Income tax receivable	--	940
Deferred income taxes	9,690	5,096

Total current assets	234,684	204,804

PROPERTY AND EQUIPMENT:
Buildings and land	15,886	15,707
Computers and software	32,692	30,474
Cash dispensing machines	15,013	15,075
Furniture and equipment	2,565	1,858

	66,156	63,114
Less accumulated depreciation and amortization	38,015	34,625

Property and equipment, net	28,141	28,489

OTHER ASSETS:
Restricted cash and other assets	112,243	110,802
Deferred income taxes	15,281	15,616
Other assets	12,097	3,317

Total other assets	139,621	129,735

Total assets	$402,446	$363,028

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS' EQUITY

(Unaudited)

	July 2, 2004	January 2, 2004
CURRENT LIABILITIES:
Accounts payable	$14,850	$17,302
Accrued wages and benefits	18,354	14,897
Income tax payable	7,795	--
Current portion of workers' compensation claims reserve	40,527	36,170
Current maturities of long-term debt	2,513	2,461

Total current liabilities	84,039	70,830

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	71,876	72,760
Workers' compensation claims reserve, less current portion	74,829	65,299

Total long-term liabilities	146,705	138,059

Total liabilities	230,744	208,889

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized;
No shares issued and outstanding	--	--
Common stock, no par value, 100,000 shares authorized;
41,875 and 41,102 shares issued and outstanding	60,037	53,441
Cumulative foreign currency translation adjustment	2,219	2,058
Cumulative unrealized gain (loss) on marketable securities	(24)	28
Retained earnings	109,470	98,612

Total shareholders' equity	171,702	154,139

Total liabilities and shareholders' equity	$402,446	$363,028

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Revenue from services	$267,056	$215,684	$475,968	$387,964

Cost of services	187,297	150,710	335,482	272,093

Gross profit	79,759	64,974	140,486	115,871

Selling, general and administrative expenses	60,310	53,868	116,756	106,587
Depreciation and amortization	2,280	2,044	4,339	4,115

Income from operations	17,169	9,062	19,391	5,169

Interest and other expense, net	(260)	(1,020)	(1,265)	(2,082)

Income before tax expense	16,909	8,042	18,126	3,087

Income tax	6,781	2,821	7,268	1,081

Net income	$10,128	$5,221	$10,858	$2,006

Net income per common share:
Basic	$0.24	$0.13	$0.26	$0.05
Diluted	$0.21	$0.12	$0.24	$0.05

Weighted average shares outstanding:
Basic	41,503	40,055	41,356	40,227
Diluted	52,187	50,312	52,023	40,801

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Net income	$10,128	$5,221	$10,858	$2,006

Other comprehensive income (loss):
Foreign currency translation adjustment	(104)	769	161	1,116
Unrealized gain (loss) on marketable securities	(34)	21	(52)	19

Other comprehensive income (loss) before tax	(138)	790	109	1,135

Income tax (expense) benefit related to other
comprehensive income	55	(277)	(44)	(397)

Other comprehensive income (loss), net of tax	(83)	513	65	738

Comprehensive income	$10,045	$5,734	$10,923	$2,744

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Twenty-Six Weeks Ended
	July 2, 2004	June 27, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,858	$2,006
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,725	4,581
Provision for doubtful accounts	3,508	4,040
Deferred income taxes	(4,259)	(7,477)
Other operating activities	1,639	297
Changes in operating assets and liabilities:
Accounts receivable	(23,175)	(18,201)
Workers' compensation claims reserve	13,887	4,567
Other current assets	(3,099)	508
Other current liabilities	14,127	9,491

Net cash provided by (used in) operating activities	18,211	(188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,876)	(1,545)
Purchases of marketable securities	(13,660)	(15,600)
Maturities of marketable securities	17,303	7,910
Purchase of Spartan Staffing, Inc.	(9,890)	--
Other assets	(30)	--
Restricted cash and other assets	(1,441)	25,952
Proceeds from sale of property and equipment	10	--

Net cash provided by (used in) investing activities	(10,584)	16,717

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee
benefit plans	4,722	1,048
Payments on debt	(1,304)	(1,169)
Payments for offering costs	--	(3)
Checks issued against future deposits	(4,197)	--
Purchase and retirement of common stock	--	(4,957)

Net cash used in financing activities	(779)	(5,081)
Effect of exchange rates on cash	156	997

Net change in cash and cash equivalents	7,004	12,445

CASH AND CASH EQUIVALENTS, beginning of period	83,112	69,255

CASH AND CASH EQUIVALENTS, end of period	$90,116	$81,700

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended January 2, 2004. Operating results for the twenty-six week period ended July 2, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

On March 12, 2003, the Board of Directors approved a change in the Company's fiscal year end from December 31 to a 52/53-week fiscal year ending on the Friday closest to December 31. This change was effective for fiscal year 2003, which ended on January 2, 2004. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks. All references in these financial statements to the "2003 fiscal year end," "2003 year end" or "end of 2003" are to the fiscal year ended January 2, 2004.

	Fiscal Year 2004		Fiscal Year 2003
	Ending Date	# of Days	Ending Date	# of Days
1st Quarter	April 2, 2004	91	March 28, 2003	87
2nd Quarter	July 2, 2004	91	June 27, 2003	91
3rd Quarter	October 1, 2004	91	September 26, 2003	91
4th Quarter	December 31, 2004	91	January 2, 2004	98

In keeping with the Company's expansion efforts, the Company purchased substantially all of the assets of Spartan Staffing, Inc., a privately held Florida corporation on April 5, 2004. The results of operations of Spartan Staffing, Inc. are included in the accompanying consolidated financial statements since the date of purchase. The Company's year to date operating results would not be significantly different had the acquisition occurred at the beginning of the year. The total cost of the assets purchased was $9.9 million, which included $6.3 million of goodwill. The Company obtained an independent valuation of the trade names, trademarks, non-compete agreements, and customer relationships purchased and internally determined the fair value of the other assets and liabilities. The purchase price has been calculated as follows (in thousands):

Cash consideration	$9,580
Acquisition fees	310

Total cost of assets purchased	$9,890

The total cost of assets purchased has been allocated as follows (in thousands):

Current assets	$58
Property, plant and equipment, net	700
Amortizable (definite-lived) intangible assets	2,600
Non-amortizable (indefinite-lived) intangible assets	500
Goodwill	6,319
Capital leases assumed	(287)

$9,890

Intangible assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we test goodwill and intangible assets with indefinite useful lives for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Revenue recognition
Revenue from services is recognized at the time the service is performed. A portion of our income is derived from cash dispensing machine (“CDM”) fees, which are immaterial for all periods presented. Sales coupons or other incentives are recognized in the period the related revenue is earned.

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

Under the provisions of SFAS No. 123, as amended by SFAS 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amount):

	Thirteen Weeks Ended July 2, 2004	Thirteen Weeks Ended June 27, 2003
Net Income
As Reported	$10,128	$5,221
Stock-based employee compensation costs, net of tax	$397	$278
Pro Forma	$9,731	$4,943

Net Income Per Share - As Reported
Basic	$0.24	$0.13
Diluted	$0.21	$0.12

Net Income Per Share - Pro Forma
Basic	$0.23	$0.12
Diluted	$0.20	$0.12

	Twenty-Six Weeks Ended July 2, 2004	Twenty-Six Weeks Ended June 27, 2003
Net Income
As Reported	$10,858	$2,006
Stock-based employee compensation costs, net of tax	$705	$757
Pro Forma	$10,153	$1,249

Net Income Per Share - As Reported
Basic	$0.26	$0.05
Diluted	$0.24	$0.05

Net Income Per Share - Pro Forma
Basic	$0.25	$0.03
Diluted	$0.23	$0.03

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date. Marketable Securities consist of revenue bonds and other municipal obligations. The aggregate carrying value of our Marketable Securities was $21.6 million at July 2, 2004 and $25.3 million at January 2, 2004. At July 2, 2004, those securities were classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at July 2, 2004. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities. For the quarter ended July 2, 2004, there were no sales of available-for-sale securities.

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

The following is a summary of restricted cash and other assets as of July 2, 2004 and January 2, 2004 (in millions):

	July 2, 2004	January 2, 2004
Workers’ Compensation Related
Workers’ Assurance Program cash-backed instruments*	$83.6	$77.6
Secured surety bonds	9.1	9.0
Available for future commitments in Workers’ Assurance Program	3.5	2.2

Subtotal	96.2	88.8
Accounts Receivable Facility	16.0	22.0

Total Restricted Cash and Other Assets	$112.2	$110.8

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

As a result of our policy renewal, we expect to restrict an additional $58.3 million of cash for use as collateral by the end of 2004. Of that total, $10.0 million was restricted and deposited with our insurance carrier subsequent to the quarter ended July 2, 2004. An additional $29.0 million will be deposited with our insurance carrier by the end of the year and the balance of $19.3 million will be deposited with our insurance carrier during 2005.

NOTE 4: INTANGIBLE ASSETS

The following table presents the Company’s purchased intangible assets, which are included in other assets in the Consolidated Balance Sheets (in thousands):

July 2, 2004
Amortizable (definite-lived) intangible assets:
Trade name/trademarks	$400
Customer relationships	1,300
Non-compete agreements	900

2,600
Less accumulated amortization	283

Total amortized (definite-lived) intangible assets, net	$2,317

Non-amortizable (indefinite-lived) intangible assets:
Trade name/trademarks	500
Goodwill	6,319

Total non-amortizable (indefinite-lived) intangible assets	$6,819

The Company obtained all of its intangible assets as a result of the purchase of Spartan Staffing described in Note 1 of the Notes to the Consolidated Financial Statements. Amortization expense for the thirteen weeks and twenty-six weeks ended July 2, 2004 was $0.3 million.

NOTE 5: LONG-TERM DEBT

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

Capital Leases – The following is a summary of property held under capital leases:

	(Amounts in Thousands)
	July 2, 2004	January 2, 2004
Computers and software	$1,612	$1,669
Furniture and equipment	276	--
Cash dispensing machines	14,355	14,320

	16,243	15,989
Less accumulated depreciation and amortization	10,451	10,066

	$5,792	$5,923

Minimum future lease payments under capital leases as of July 2, 2004 for each of the next five years and in the aggregate are (in thousands):

2005	$2,627
2006	1,045
2007	585
2008	275
2009	72
Thereafter	--

Total minimum lease payments	4,604
Less amounts representing interest and taxes	215

Present value of net minimum lease payments	4,389
Less current maturities	2,513

Long-term portion	$1,876

Interest rates on capitalized leases range from 0.0% to 9.12% and are payable over 24 to 84 months.

NOTE 6: WORKERS’ COMPENSATION INSURANCE

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

Our insurance policies must be renewed annually. We recently renewed our coverage with American International Group, Inc. (AIG) for occurences in the period from July 2004 through June 2005.

Three of the insurance companies with which we formerly did business are currently in liquidation or severe financial distress and have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”). We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we will retain the payment obligation for these excess claims. Although it is possible that we may ultimately recover at least some portion of these excess claim amounts in the liquidation process, we have concluded that a material recovery is unlikely. As a result, we have estimated and recorded the liability for those claims to be approximately $1.2 million, net of discount.

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

We establish a reserve for the deductible portion of our workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of July 2, 2004 and January 2, 2004 are workers’ compensation claims reserves in the amounts of $115.4 million and $101.5 million, respectively. The claims reserves were computed using a discount rate of 5.0%. The selection of this discount rate is based on returns on “A” grade bonds with maturities comparable to the average life of our workers’ compensation claims.

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premium, insurance premium and estimates of excess claims from loss years covered by insurance companies now in liquidation. Workers’ compensation expense totaling $20.4 million and $16.1 million was recorded for the thirteen weeks ended July 2, 2004 and June 27, 2003, respectively. Workers’ compensation expense totaling $37.0 million and $29.0 million was recorded for the twenty-six weeks ended July 2, 2004 and June 27, 2003, respectively.

NOTE 7: NET INCOME PER SHARE

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

	(Amounts in Thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Stock Options	222	1,610	316	2,076
Convertible Notes	--	--	--	9,642

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

Diluted net income and common shares were calculated as follows:

	Thirteen Weeks Ended
	July 2, 2004	June 27, 2003
Net income	$10,128	$5,221

Adjustments:

Interest on Notes	1,106	1,106
Amortization of costs for Notes issuance	149	148
Tax impact	(503)	(440)

Total adjustments	752	814

Adjusted net income	$10,880	$6,035

	Common Shares and Potential Common Shares
	(In Thousands)
Weighted average number of common shares used in basic
net income per common share	41,503	40,055

Effect of dilutive securities:

Stock options	1,042	615
Convertible Notes	9,642	9,642

Weighted average number of common shares and potential
common shares used in diluted net income per
common share	52,187	50,312

	Twenty-Six Weeks Ended
	July 2, 2004	June 27, 2003
Net income	$10,858	$2,006

Adjustments:

Interest on Notes	2,212	--
Amortization of costs for Notes issuance	298	--
Tax impact	(1,006)	--

Total adjustments	1,504	--

Adjusted net income	$12,362	$2,006

	Common Shares and Potential Common Shares
	(In Thousands)
Weighted average number of common shares used in basic
net income per common share	41,356	40,227

Effect of dilutive securities:

Stock options	1,025	574
Convertible Notes	9,642	--

Weighted average number of common shares and potential
common shares used in diluted net income per
common share	52,023	40,801

NOTE 8: COMMITMENTS AND CONTINGENCIES

Accounts Receivable Facility
In March 2001, we entered into a letter of credit facility and accounts receivable securitization facility (collectively the "Accounts Receivable Facility") with certain unaffiliated financial institutions that expires in February 2006. The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to a wholly owned and consolidated subsidiary, Labor Ready Funding Corporation. The Accounts Receivable Facility includes a corporate guarantee by us and requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit. The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash. We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 2.5% above the Prime Rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility.

At July 2, 2004 we had a total available borrowing capacity of $78.2 million under the Accounts Receivable Facility comprised of $62.9 million of accounts receivable and $15.3 of restricted cash. The $62.9 million represents the eligible portion of our total $85.7 million of securitized accounts receivable and the $15.3 million represents the eligible portion of the $16.0 million of restricted cash cross collateralizing the Accounts Receivable Facility. Of that borrowing capacity available at July 2, 2004, we had $73.1 million of letters of credit issued against it leaving us with $5.0 million available for future borrowings.

We are required by our insurance carriers and certain state workers' compensation programs to collateralize a portion of our workers' compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds. The letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of July 2, 2004. The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

At July 2, 2004 and January 2, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	July 2, 2004	January 2, 2004
Accounts Receivable Facility letters of credit	$72.7	$73.2
Workers’ Assurance Program cash-backed instruments	83.6	77.6
Secured surety bonds	9.1	9.0
Unsecured surety bonds	6.0	5.9

Total Collateral Commitments	$171.4	$165.7

As a result of our policy renewal, we expect to restrict an additional $58.3 million of cash for use as collateral by the end of 2004. Of that total, $10.0 million was restricted and deposited with our insurance carrier subsequent to the quarter ended July 2, 2004. An additional $29.0 million will be deposited with our insurance carrier by the end of the year and the balance of $19.3 million will be deposited with our insurance carrier during 2005.

Revolving Credit Facility
In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”). As of July 2, 2004 the available borrowing amount was $8.9 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at the option of the Company. The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires. The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

Legal Contingencies and Developments
From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial condition, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for these contingent legal and regulatory liabilities in the amount of $7.0 million at July 2, 2004 and $3.9 million at January 2, 2004. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On February 14, 2001, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County, alleging violation of federal and state wage and hour laws for failing to pay temporary employees for all hours worked. The plaintiffs are present or former temporary employees for us and sought unquantified damages, injunctive relief and certification of a class of workers. On July 12, 2002, the court certified classes of plaintiffs in connection with claims relating to waiting time, travel time and equipment charges for the period of February 1998 to present. On November 19, 2003, the court granted our motion for partial summary judgment, ruling that time spent by temporary employees waiting for job assignments is not compensable. Thereafter the parties entered into an agreement to settle all remaining claims, and the settlement received preliminary approval by the court on May 18, 2004.

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

On February 6, 2003, Scott Romer and Shawna Clark, both former Labor Ready employees, filed an action against us in California State Court, Los Angeles County. The plaintiffs allege that they were wrongfully exempted from overtime pay during their employment. They seek unquantified compensatory damages and certification of a class of similarly situated employees. On January 6, 2004, Patricia Huntley and Brandon McCall filed a complaint in intervention and have been included as plaintiffs in this lawsuit.

On July 16, 2003, Alecia Recio, Elizabeth Esquivel, Debbie Owen and Barry Selbts, each a current or former Labor Ready employee, jointly filed an action in United States District Court for the Central District of California, alleging failure to pay overtime under state and federal law and seeking unspecified damages and certification of a class of similarly situated employees. On September 23, 2003, the court dismissed the case for improper venue. On October 1, 2003, Recio re-filed her case in California State Court, Los Angeles County, seeking similar relief on behalf of Labor Ready employees employed in the State of California. On October 21, 2003, Owen re-filed her case in the United States District Court for the Western District of Washington, seeking similar relief on behalf of Labor Ready employees employed in all states except California. The Owen case has been stayed pending resolution of the Huntley/McCall case described above. On December 30, 2003, Patricia Huntley filed an action in the United States District Court for the Western District of Washington seeking similar relief on behalf of Labor Ready employees employed in all states except California, and consolidated her claims with those of Owen.

On May 10, 2004, Lester Mason filed a case in the United States District Court for the Southern District of Florida, alleging that we violated state law in connection with fees charged for our cash dispensing machines and transportation of our temporary employees. The plaintiff is seeking damages of $1,000 per transaction and certification of a class of similarly situated Florida employees.  Subsequent to quarter end the court dismissed this action without prejudice, due to the plaintiff's failure to meet certain procedural deadlines.  The plaintiff has the right to re-file the action.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

	Twenty-Six Weeks Ended
	July 2, 2004	June 27, 2003
	(Amounts in Thousands)
Cash paid during the period for:
Interest	$2,753	$2,688

Income taxes	$1,147	$2,091

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$348	$294

Capital leases assumed with the purchase of Spartan Staffing, Inc.	$287	$--

Contribution of common stock to 401(k) plan	$219	$285

Stock bonus	$146	$--

Unrealized gain (loss) on marketable securities	$(52)	$19

NOTE 10: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of our common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. The ESPP expires on June 30, 2006. 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.2 million shares have been issued and 0.7 million shares remain available for future issuance. During the twenty-six weeks ended July 2, 2004, participants purchased 33,000 shares in the ESPP for cash proceeds of $0.4 million. During the twenty-six weeks ended June 27, 2003, participants purchased 58,000 shares in the ESPP for cash proceeds of $0.3 million.

NOTE 11: STOCK OPTION PLANS

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

The following table summarizes stock option activity for the twenty-six week periods indicated below (in thousands, except exercise price):

	Thirteen Weeks Ended July 2, 2004		Thirteen Weeks Ended June 27, 2003
	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of period	4,200	$6.93	5,278	$6.30
Granted	172	$13.63	45	$6.13
Exercised	(488)	$6.58	(181)	$3.93
Canceled	(111)	$11.83	(124)	$8.16

Outstanding at the end of the period	3,773	$6.67	5,018	$6.33

Exercisable at the end of the period	1,325	$5.80	2,108	$7.59

Weighted average fair value of options
granted during the period		$7.69		$2.38

	Twenty-Six Weeks Ended July 2, 2004		Twenty-Six Weeks Ended June 27, 2003
	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of period	4,529	$7.16	5,397	$6.52
Granted	431	$12.67	257	$6.20
Exercised	(713)	$6.09	(189)	$3.93
Canceled	(474)	$13.70	(447)	$9.26

Outstanding at the end of the period	3,773	$6.67	5,018	$6.33

Exercisable at the end of the period	1,325	$5.80	2,108	$7.59

Weighted average fair value of options
granted during the period		$7.69		$2.22

______________________________________
(1)     Weighted average exercise price.

As of July 2, 2004, 1,156 shares of common stock were available for future grants under our stock option plans.

Information relating to stock options outstanding and exercisable at July 2, 2004 is as follows (in thousands, except per share amounts):

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$ 3.05 - $ 3.80	937	1.82	$3.45	558	$3.46
$ 3.81 - $ 6.00	986	2.54	$5.25	384	$5.10
$ 6.01 - $ 14.00	1,781	3.53	$8.82	324	$8.85
$ 14.01 - $ 16.25	69.79		$15.46	59	$15.65

$ 3.05 - $ 16.25	3,773	2.80	$6.67	1,325	$5.80

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

Our quarter was highlighted by a 23.8% increase in revenue to $267.1 million compared to revenue of $215.7 million for the second quarter of 2003. This revenue growth resulted in net income for the quarter of $10.1 million or $0.21 per share, as compared to net income of $5.2 million or $0.12 per share for the second quarter of 2003. Sales from branches open one year or longer grew approximately 15.0% over a year earlier. We opened five new branches during the second quarter of 2004, three of which were in the United States and two in the United Kingdom. We also acquired 27 additional branches through the purchase of Spartan Staffing, Inc., as described below. We have completed our planned 2004 branch openings. However, additional branch openings may be appropriate as we continue to seek opportunities to expand.

The first half of our year was highlighted by a 22.7% increase in revenue to $476.0 million compared to revenue of $388.0 million for the first half of 2003. This revenue growth resulted in net income for the twenty-six weeks ended July 2, 2004 of $10.9 million or $0.24 per share, compared to net income of $2.0 million or $0.05 per share for the same period last year. On a comparable billing day/constant currency basis, revenue for the first half of 2004 increased 18.8% over the first half of 2003. The Company benefited from four more billing days for the twenty-six weeks ended July 2, 2004 compared to the same period last year, representing approximately $0.03 of net income per share. Sales from branches one year or older grew approximately 13.5% over a year earlier. We opened 32 new branches during the first half of 2004, 27 of which were in the United States and five in the United Kingdom and we added 27 additional branches through the purchase of Spartan Staffing, Inc.

The strong growth in demand we saw at the end of 2003 continued into the second quarter of 2004, across most industries and regions of our operations. As small and medium-sized businesses staff for renewed growth, they are relying on contingent labor to manage costs. As the economy improves, we believe demand for a flexible work force will continue to grow.

On April 5, 2004 we completed the acquisition of Spartan Staffing, Inc., which added an additional 27 branch locations to the 804 we had at the end of the first quarter. The purchase of Spartan Staffing has allowed us to expand our market share and is consistent with our commitment to serve the on-demand staffing needs of small and medium-sized businesses. The impact of this acquisition on the thirteen weeks ended July 2, 2004 was accretive to our earnings per share and is expected to be accretive for the rest of 2004. Additionally, we anticipate the Spartan Staffing operations will have margins from income from operations similar to Labor Ready’s existing business, before the additional amortization of intangible assets related to the purchase.

Results of Operations

Thirteen Weeks Ended July 2, 2004 Compared to Thirteen Weeks Ended June 27, 2003

The following table compares the operating results for the thirteen weeks ended July 2, 2004 and June 27, 2003 (in thousands):

	Thirteen Weeks Ended
	July 2, 2004	June 27, 2003	Percent Change
Revenue from services	$267,056	$215,684	23.8
Cost of services	187,297	150,710	24.3
Selling, general and administrative expenses	60,310	53,868	12.0
Depreciation and amortization	2,280	2,044	11.5
Interest and other expense, net	(260)	(1,020)	(74.5)
Income before tax benefit	16,909	8,042	110.3
Net income	$10,128	$5,221	94.0

Dispatch Offices and Revenue from Services. The number of offices increased to 831 at July 2, 2004 from 790 locations at June 27, 2003. This represents a net increase of 41 dispatch offices. Revenue for the second quarter increased 23.8% compared to the same quarter a year ago. The change in revenue was made up of the following five components: (a) a 15.0% increase in same store revenue, defined as those branches opened one year or longer, (b) a 7.2% increase due to branches acquired in the Spartan Staffing purchase, (c) a (0.6%) decline in revenue related to closed branches, (d) a 1.5% increase in revenue from new branches and (e) a 0.7% benefit from foreign currency translation.

Cost of Services and Gross Margin. Cost of services remained fairly consistent at 70.1% of revenue for the quarter ended July 2, 2004 compared to 69.9% for the quarter ended June 27, 2003. This was despite increases in workers’ compensation costs and payroll taxes during the second quarter of 2004. Labor costs increased by 1.6% quarter over quarter while our average billing rate increased by 2.1% over the same period. As a result, our gross margins also remained consistent at 29.9% for the quarter ended July 2, 2004 compared to 30.1% for the quarter ended June 27, 2003.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses as a percent of revenue were 22.6% for the thirteen weeks ended July 2, 2004 compared to 25.0% for the thirteen weeks ended June 27, 2003, as the company-wide concerted effort to control costs and increase average branch revenue continues. The decrease in SG&A as a percent of revenue is largely related to control of salary costs and an increase in revenues.

Depreciation and Amortization Expense. Depreciation and amortization expenses increased slightly to $2.3 million for the thirteen weeks ended July 2, 2004 from $2.0 million for the thirteen weeks ended June 27, 2003.

Interest and Other Expense, Net. We recorded interest and other expense, net of interest income, of ($0.3) million for the thirteen weeks ended July 2, 2004 compared to ($1.0) million for the thirteen weeks ended June 27, 2003. The change is attributable to an increase in other income as a result of a legal settlement.

Taxes On Income.   Our effective tax rate was 40.1% for the thirteen weeks ended July 2, 2004 compared to 35.1% for the thirteen weeks ended June 27, 2003.  The increase during 2004 as compared to 2003 is largely attributable to the expiration of the federal Work Opportunity and Welfare to Work tax credits and an increase in our state effective tax rate.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.

We have a net deferred tax asset of approximately $25.0 million at July 2, 2004 resulting primarily from workers’ compensation reserves and allowance for doubtful accounts.  We have assessed our past earnings history and trends, projected sales, expiration dates of loss carryforwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against certain foreign net operating losses in the amount of $6.0 million at July 2, 2004 and $3.5 million at June 27, 2003.

Twenty-Six Weeks Ended July 2, 2004 Compared to Twenty-Six Weeks Ended June 27, 2003

The following table compares the operating results for the twenty-six weeks ended July 2, 2004 and June 27, 2003 (in thousands):

	Twenty-Six Weeks Ended
	July 2, 2004	June 27, 2003	Percent Change
Revenue from services	$475,968	$387,964	22.7
Cost of services	335,482	272,093	23.3
Selling, general and administrative expenses	116,756	106,587	9.5
Depreciation and amortization	4,339	4,115	5.4
Interest and other expense, net	(1,265)	(2,082)	(39.2)
Income before tax benefit	18,126	3,087	487.2
Net income	$10,858	$2,006	441.3

Dispatch Offices and Revenue from Services. The number of offices increased to 831 at July 2, 2004 from 790 locations at June 27, 2003. This represents a net increase of 41 dispatch offices. Revenue for the first half of 2004 increased 22.7% compared to the same period a year ago. The change in revenue was made up of the following five components: (a) a 13.5% increase in same store revenue, defined as those branches opened one year or longer, (b) a 4.0% increase due to branches acquired in the Spartan Staffing purchase, (c) a (0.6%) decline in revenue related to closed branches, (d) a 1.8% increase in revenue from new branches and (e) a 4.0% benefit from foreign currency translation and four additional days of sales due to our transition to a 52/53-week fiscal year.

Cost of Services and Gross Margin. Cost of services increased slightly to 70.5% of revenue for the twenty-six weeks ended July 2, 2004 from 70.1% for the twenty-six weeks ended June 27, 2003 as a result of increases in workers’ compensation costs and payroll taxes during the first half of 2004. Labor costs have increased by 1.2% year over year while our average billing rate has increased by 1.8% over the same period. As a result, our gross margins also remained consistent at 29.5% for the twenty-six weeks ended July 2, 2004 compared to 29.9% for the twenty-six weeks ended June 27, 2003.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses as a percent of revenue were 24.5% for the twenty-six weeks ended July 2, 2004 compared to 27.5% for the twenty-six weeks ended June 27, 2003, as the company-wide concerted effort to control costs and increase average branch revenue continues. The decrease in SG&A as a percent of revenue is largely related to control of salary costs and an increase in revenues.

Depreciation and Amortization Expense. Depreciation and amortization expenses increased slightly to $4.3 million for the twenty-six weeks ended July 2, 2004 from $4.1 million for the twenty-six weeks ended June 27, 2003

Interest and Other Expense, Net. We recorded interest and other expense, net of interest income, of ($1.3) million for the twenty-six weeks ended July 2, 2004 compared to ($2.1) million for the twenty-six weeks ended June 27, 2003. The change is attributable to an increase in other income as a result of a legal settlement.

Taxes On Income.   Our effective tax rate was 40.1% for the twenty-six weeks ended July 2, 2004 compared to 35.0% for the twenty-six weeks ended June 27, 2003.  The increase during 2004 as compared to 2003 is largely attributable to the expiration of the federal Work Opportunity and Welfare to Work tax credits and an increase in our state effective tax rate.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.

We have a net deferred tax asset of approximately $25.0 million at July 2, 2004 resulting primarily from workers’ compensation reserves and allowance for doubtful accounts.  We have assessed our past earnings history and trends, projected sales, expiration dates of loss carryforwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against certain foreign net operating losses in the amount of $6.0 million at July 2, 2004 and $3.5 million at June 27, 2003.

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

Reserves for Contingent Legal and Regulatory Liabilities. We have established reserves for contingent legal and regulatory liabilities. We record a liability when our management judges that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be estimated. We evaluate this reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment would be charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.

Income Taxes and Related Valuation Allowance. We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required under Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes”, these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. Based on that analysis, we have determined that a valuation allowance is appropriate for the portion of our foreign net operating losses that may not be utilized within the permitted carry forward periods as of July 2, 2004 and January 2, 2004 due to the uncertainty of the realization of certain tax planning measures.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operations
Net cash provided by operating activities was $18.2 million for the twenty-six week period ended July 2, 2004 compared to ($0.2) million used for the twenty-six week period ended June 27, 2003. The increase in cash flows from operations in 2004 compared to 2003 is largely due to significant growth in our net income, workers’ compensation claims reserve growth as a result of increased payroll as well as an increased loss estimate on that payroll, and fluctuations in the balance of deferred income taxes. Those positive impacts were partially offset by increased funding of our accounts receivable as sales have increased.

We typically pay our temporary workers on a daily basis, bill our customers weekly and, on average, collect monthly. Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows from Investing Activities
The change in cash from investing activities for the twenty-six weeks ended July 2, 2004 compared to the twenty-six weeks ended June 27, 2003 is due mostly to changes in restricted cash and other assets and the purchase of Spartan Staffing, Inc. Our restricted cash and other assets are used primarily to collateralize our workers’ compensation program and our Accounts Receivable Facility. We increased our restricted cash and other assets by $1.4 million during the first half of 2004 compared to a decrease in these accounts of $26.0 million during the first half of 2003. This fluctuation is due to periodic shifts in the form and mix of collateral making up our total workers’ compensation commitments. At July 2, 2004, we had $171.4 million of total collateral commitments compared to $123.9 million at June 27, 2003.

Cash Flows from Financing Activities
Net cash used in financing activities was $0.8 million for the twenty-six week period ended July 2, 2004 compared to $5.1 million for the twenty-six week period ended June 27, 2003. At year-end 2003 we had $4.2 million in checks issued against future deposits that were paid in full during the first quarter of 2004 with no similar activity in 2004. This was offset by increased activity in the exercise of stock options by our employees. Net cash used in financing activities during the first half of 2003 was primarily the result of common stock repurchases of approximately 800,000 shares in the amount of $5.0 million made during the first half of 2003. The Board of Directors has authorized repurchases of up to an additional 1.4 million shares.

Capital Resources
In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006. The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to a wholly-owned and consolidated subsidiary, Labor Ready Funding Corporation. The Accounts Receivable Facility includes a corporate guarantee by us and requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit. The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash. We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 2.5% above the Prime Rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers. At July 2, 2004 we had restricted cash in our Workers’ Assurance Program totaling $87.2 million. Of this cash, $83.6 million was committed to insurance carriers leaving $3.6 million available for future needs. We will be able to restrict up to an additional $58.3 million during the balance of 2004 through the use of this program, $10.0 million of which we posted subsequent to the quarter ended July 2, 2004.

In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”). As of July 2, 2004, the available borrowing amount was $8.9 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at the option of the Company. The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires. The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

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

Our insurance policies must be renewed annually. We recently renewed our coverage with American International Group, Inc. (AIG) for occurences in the period from July 2004 through June 2005.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds. Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they are responsible. Such amounts can increase or decrease independent of our assessments and reserves. At July 2, 2004 and January 2, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	July 2, 2004	January 2, 2004
Accounts Receivable Facility letters of credit	$72.7	$73.2
Workers’ Assurance Program cash-backed instruments	83.6	77.6
Secured surety bonds	9.1	9.0
Unsecured surety bonds	6.0	5.9

Total Collateral Commitments	$171.4	$165.7

Our total collateral commitments exceed our workers’ compensation reserve due to several factors including the following which are quantified below: (a) our claims reserves are discounted to net present value and our collateral commitments are based on the gross, undiscounted reserve, (b) a delay in the release of collateral related to claims that have been previously paid and, therefore, are no longer reflected in the reserve, (c) collateral posted with current provider ahead of obligation incurred and (d) the obligation to post excess collateral for claims not yet paid based on requirements specific to the insurance carrier.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve balance as of the period end dates presented (in millions):

	July 2, 2004		January 2, 2004
Ending workers’ compensation reserve:	$115.4		$101.5
a) Discount on reserves	27.9		23.6
b) Unreleased collateral posted on claims that have been paid	29.3		23.3
c) Collateral posted with current provider ahead of obligation incurred	(3.5)	*	11.1
d) Excess collateral on claims not yet paid	2.3		6.2

Total Collateral Commitments	$171.4		$165.7

*Due to the timing of our collateral postings in conjunction with our policy renewal, our collateral postings lagged our obligations incurred at quarter end.

As a result of our policy renewal, we expect to restrict an additional $58.3 million of cash for use as collateral by the end of 2004. Of that total, $10.0 million was restricted and deposited with our insurance carrier subsequent to the quarter ended July 2, 2004. An additional $29.0 million will be deposited with our insurance carrier by the end of the year and the balance of $19.3 million will be deposited with our insurance carrier during 2005.

The Accounts Receivable Facility letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of July 2, 2004. Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount. The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our Worker’s Assurance Program cash-backed instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers. The letters of credit bear fluctuating annual fees, which were approximately 0.35% of the principal amount of the letters of credit as of July 2, 2004.

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

	(Amounts in Thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Beginning balance	$106,873	$87,356	$101,469	$85,894

Self-Insurance reserve expense (net of discount)
Expenses related to current period	17,018	12,437	29,530	22,267
Expenses related to prior years	(1,135)	414	(239)	414

Total	15,883	12,851	29,291	22,681

Amortization of prior year discount	870	293	1,643	2,061

Payments
Payments related to current period claims	(1,705)	(1,515)	(1,823)	(1,707)
Payments related to claims from prior years	(6,565)	(8,524)	(15,224)	(18,468)

Total	(8,270)	(10,039)	(17,047)	(20,175)

Ending balance	115,356	90,461	115,356	90,461
Less current portion	40,527	31,126	40,527	31,126

Long-term portion	$74,829	$59,335	$74,829	$59,335

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

Excess Claims Liability
Three of the insurance companies with which we formerly did business are currently in liquidation or severe financial distress and have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”). We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we will retain the obligation for payment of these excess claims. Although it is possible that we may ultimately recover at least some portion of these excess claim amounts in the liquidation process, we have concluded that a material recovery is unlikely. As a result, we have estimated and recorded the liability for those claims to be approximately $1.2 million, net of discount.

Other
Included in cash and cash equivalents as of July 2, 2004 is cash held within dispatch office CDMs for payment of temporary payrolls in the amount of approximately $15.4 million compared to $15.8 million at January 2, 2004.

Our capital expenditures were $3.2 million and $1.8 million for the twenty-six weeks ended July 2, 2004 and June 27, 2003, respectively. We anticipate that our capital expenditures will be approximately $1.8 million for the balance of 2004.

Contractual Obligations and Commitments
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during the twenty-six-week period ended July 2, 2004.

The following table provides a summary of our contractual obligations as of July 2, 2004:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2004	2005 through 2006	2007 through 2008	2009 and later
Long-term debt (a)	$70,000	$ --	$ --	$70,000	$ --
Capital lease obligations (b)	4,604	1,533	2,475	592	4
Operating leases (c)	8,073	1,625	4,324	1,365	759
Purchase obligations (d)	2,438	1,588	850	--	--
Other long-term obligations (e)	2,499	1,865	634	--	--
Other cash obligations (f)	58,308	39,000	19,308	--	--

Total Contractual Cash Obligations	$145,922	$45,611	$27,591	$71,957	$763

(a)	Convertible Subordinated Notes further described in Note 5 of Notes to Consolidated Financial Statements found in Item I of Part I of this Form 10-Q
(b)	Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.
(c)	Excludes all payments related to leases cancelable within ninety days.
(d)	Binding purchase orders for goods or services outstanding at July 2, 2004.
(e)	Voice and data service contracts.
(f)	Collateral posting obligations related to workers' compensation policy year ended June 30, 2005.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of July 2, 2004:

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total	2004	2005 through 2006	2007 through 2008	2009 and later
Accounts Receivable Facility (g)	$ 80,000	--	$80,000	--	--
Line of credit (h)	8,875	500	8,375	--	--
Secured surety bonds	9,062	9,062	--	--	--
Unsecured surety bonds	7,500	7,500	--	--	--

Total Commercial Commitments	$ 105,437	$17,062	$88,375	--	--

Other Commitment Capacity

Workers’ Assurance Program (i)	87,172

Total Commercial Commitments and
other Collateral Capacity	192,609

Total Collateral Commitments
Outstanding as of July 2, 2004	(171,400)

Available Commitment Capacity	$ 21,209

(g)	See Note 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.
(h)	No balance outstanding. See description of Revolving Credit Facility in Note 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q
(i)	See description in Capital Resources in Item 2 of Part I of this Form 10-Q.

As a result of our policy renewal, we expect to restrict an additional $58.3 million of cash for use as collateral by the end of 2004. Of that total, $10.0 million was restricted and deposited with our insurance carrier subsequent to the quarter ended July 2, 2004. An additional $29.0 million will be deposited with our insurance carrier by the end of the year and the balance of $19.3 million will be deposited with our insurance carrier during 2005.

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
We are required to pay workers’ compensation benefits for our temporary and regular employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers’ compensation insurance coverages. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. While we have secured coverage with American International Group, Inc. (AIG) for occurences in the period from July 2004 through June 2005, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after June 2005. In the event we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

We maintain employment practice liability insurance (EPLI) for certain types of claims that may arise out of the course of employment. We currently maintain a policy with a $2.5 million deductible with a maximum aggregate coverage of $10.0 million per claim and per policy year which is applicable to the coverage period of July 2004 through June 2005. The EPLI market has experienced increasing losses in recent periods creating increases in insurance premiums, increases in deductible limits, and decreases in overall coverage. In the event we are unable to retain EPLI coverage on commercially reasonable terms, our financial condition and results of operations could suffer.

We expect that the amount of collateral that we are required to post to support our workers’ compensation obligations will increase, which will reduce the capital we have available to grow and support our operations.
We are required to maintain commitments such as irrevocable letters of credit, cash-backed instruments, or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. We pledge cash or other assets in order to secure these commitments. We sometimes face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will continue to increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution of earnings to our existing shareholders.

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
Prior to our current policy with AIG, we purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company (Kemper) provided coverage for occurrences commencing in 2001 through June 30, 2003. Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us. These former insurance carriers are experiencing unfavorable claims experience and loss of their own reinsurance coverage. All three are currently experiencing financial difficulties and have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”). We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we will retain the obligation for payment of these excess claims. To the extent we experience additional claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may continue to be forced to satisfy some or all of those claims directly; this in turn could harm our financial condition or results of operations.

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
A significant portion of our revenue is derived from our operations in a limited number of states. Revenue generated from operations in California, Texas and Florida, in the aggregate, accounted for approximately 34.7% and 34.9% of our overall revenue in 2003 and 2002, respectively. The California economy was particularly hard-hit by the most recent economic recession. California is our largest market and economic weakness in this region or our other key markets could harm our business.

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
As of July 2, 2004, we had 50 dispatch offices in the United Kingdom and 36 in Canada. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:
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

Future acquisitions or acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations and financial condition.
As part of our business strategy, we may pursue acquisitions of other temporary staffing businesses. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. Following an acquisition, we cannot assure you that we will be able to integrate the operations of the acquired business without significant difficulties, including unanticipated costs, difficulty in retaining customers, failure to retain key employees and the diversion of management attention.

In addition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. At July 2, 2004, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase in interest rates immediately and uniformly by 10% from levels at July 2, 2004 would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

At July 2, 2004, our marketable securities consisted of revenue bonds and other municipal obligations. Therefore, an increase in interest rates immediately and uniformly by 10% from levels at July 2, 2004 would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and our CFO concluded that, as of July 2, 2004, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. During the twenty-six weeks ended July 2, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

See Note 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 2. Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

On December 11, 2002, our Board of Directors approved a resolution granting management the authority to repurchase up to 2.0 million shares of the Company’s common stock. As of July 2, 2004, approximately 600,000 shares of common stock have been repurchased pursuant to this resolution, leaving 1.4 million shares available for future repurchase. There were no repurchases of Company stock during the twenty-six weeks ended July 2, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on June 2, 2004, the following proposals were adopted by the margins indicated:

PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Robert J. Sullivan, Joseph P. Sambataro, Jr., Gates McKibbin, Thomas E. McChesney, Carl W. Schafer, and William W. Steele. (Mark Beatty was also nominated for election and included in our proxy solicitation, but chose to withdraw his name from consideration prior to the annual shareholders meeting.) Each of these nominees was reelected to serve for a one year term, by the following margins of votes:

Nominees	For	Withheld

Robert J. Sullivan	36,709,377	466,439

Joseph P. Sambataro, Jr	36,821,057	354,759

Gates McKibbin	36,812,361	363,455

Thomas E. McChesney	36,820,084	355,732

Carl W. Schafer	36,719,141	456,674

William W. Steele	36,725,762	450,053

PROPOSAL 2: Ratification of the selection of PricewaterhouseCoopers LLP to serve as our independent auditors for the fiscal year ending December 31, 2004.

For	Against	Abstain

36,966,239	187,665	21,912

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits.

	31.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc. and Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K.

We filed a Current Report on Form 8-K on April 6, 2004, disclosing under Item 9 - Regulation FD Disclosure, our purchase of Spartan Staffing, Inc. and our intent to announce financial results for the quarter ended April 2, 2004.

We filed a Current Report on Form 8-K on April 21, 2004, disclosing under Item 12 - Results of Operation and Financial Condition, our financial results for the quarter ended April 2, 2004.
We filed a Current Report on Form 8-K on June 1, 2004, disclosing under Item 9 - Regulation FD Disclosure, our updated earnings guidance for the second quarter of fiscal 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr. 7/29/04 Signature Date By: Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President

/s/ Steven C. Cooper 7/29/04 Signature Date By: Steven C. Cooper, Chief Financial Officer and Executive Vice President