Form 10-Q
period 2004-10-01
LABOR READY INC
filed 2004-11-15
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2004
or

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

As of November 4, 2004, there were 41,979,929 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None.

LABOR READY, INC.

PART I. Financial Information

Item 1. Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

(Unaudited)

	October 1, 2004	January 2, 2004
CURRENT ASSETS:
Cash and cash equivalents	$95,464	$83,112
Marketable securities	15,948	25,257
Accounts receivable	20,875	7,796
Accounts receivable pledged under securitization agreement	99,106	75,840
Allowance for doubtful accounts	(4,393)	(4,016)
Prepaid expenses, deposits and other	13,292	10,779
Income tax receivable	--	940
Deferred income taxes	12,730	5,096

Total current assets	253,022	204,804

PROPERTY AND EQUIPMENT:
Buildings and land	15,888	15,707
Computers and software	31,518	30,474
Cash dispensing machines	15,030	15,075
Furniture and equipment	2,607	1,858

	65,043	63,114
Less accumulated depreciation and amortization	38,157	34,625

Property and equipment, net	26,886	28,489

OTHER ASSETS:
Restricted cash and other assets	125,267	110,802
Deferred income taxes	11,941	15,616
Other assets	24,373	14,006

Total other assets	161,581	140,424

Total assets	$441,489	$373,717

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	October 1, 2004	January 2, 2004
CURRENT LIABILITIES:
Accounts payable	$20,330	$17,302
Accrued wages and benefits	18,163	14,897
Income tax payable	5,203	--
Current portion of workers' compensation claims reserve	43,558	36,170
Current maturities of long-term debt	2,054	2,461

Total current liabilities	89,308	70,830

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	71,550	72,760
Workers' compensation claims reserve, less current portion	92,302	75,988

Total long-term liabilities	163,852	148,748

Total liabilities	253,160	219,578

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized;
No shares issued and outstanding	--	--
Common stock, no par value, 100,000 shares authorized;
41,957 and 41,102 shares issued and outstanding	60,808	53,441
Cumulative foreign currency translation adjustment	2,505	2,058
Cumulative unrealized gain (loss) on marketable securities	(26)	28
Retained earnings	125,042	98,612

Total shareholders' equity	188,329	154,139

Total liabilities and shareholders' equity	$441,489	$373,717

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
Revenue from services	$296,134	$254,497	$772,102	$642,461

Cost of services	204,766	177,943	540,248	450,036

Gross profit	91,368	76,554	231,854	192,425

Selling, general and administrative expenses	62,635	57,261	179,391	163,848
Depreciation and amortization	2,200	2,137	6,539	6,252

Income from operations	26,533	17,156	45,924	22,325

Interest and other expense, net	(772)	(1,202)	(2,037)	(3,284)

Income before tax expense	25,761	15,954	43,887	19,041

Income tax	10,189	5,605	17,457	6,686

Net income	$15,572	$10,349	$26,430	$12,355

Net income per common share:
Basic	$0.37	$0.26	$0.64	$0.31
Diluted	$0.31	$0.22	$0.55	$0.29

Weighted average shares outstanding:
Basic	41,900	40,335	41,538	40,263
Diluted	52,583	51,035	52,190	50,610

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
Net income	$15,572	$10,349	$26,430	$12,355

Other comprehensive income:
Foreign currency translation adjustment	286	123	447	1,239
Unrealized loss on marketable securities	(2)	(28)	(54)	(9)

Other comprehensive income	284	95	393	1,230

Comprehensive income	$15,856	$10,444	$26,823	$13,585

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirty-nine Weeks Ended
	October 1, 2004	September 26, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,430	$12,355
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,120	6,939
Provision for doubtful accounts	6,214	6,193
Deferred income taxes	(3,959)	(3,522)
Other operating activities	1,922	770
Changes in operating assets and liabilities:
Accounts receivable	(42,182)	(40,143)
Workers' compensation claims reserve	23,702	10,508
Other assets	(4,249)	607
Other current liabilities	13,422	11,535

Net cash provided by operating activities	28,420	5,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,616)	(4,378)
Purchases of marketable securities	(13,483)	(30,873)
Maturities of marketable securities	22,738	22,844
Purchase of Spartan Staffing	(9,890)	--
Increase in other assets	(196)	(167)
Decrease (increase) in restricted cash and other assets	(14,465)	1,477
Proceeds from sale of property and equipment	10	--

Net cash used in investing activities	(18,902)	(11,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee
benefit plans	5,305	2,407
Payments on debt	(2,012)	(1,751)
Payments for offering costs	--	(14)
Checks issued against future deposits	(870)	--
Purchase and retirement of common stock	--	(4,957)

Net cash provided by (used in) financing activities	2,423	(4,315)

Effect of exchange rates on cash	411	1,120

Net change in cash and cash equivalents	12,352	(9,050)

CASH AND CASH EQUIVALENTS, beginning of period	83,112	69,255

CASH AND CASH EQUIVALENTS, end of period	$95,464	$60,205

See accompanying notes to consolidated financial statement

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended January 2, 2004. Certain classifications of Other assets and Long-term Workers’ compensation claims reserves have been revised in the consolidated financial statements at January 2, 2004 to conform to the October 1, 2004 presentation.  These revisions had no effect on the operating results of either period.  Operating results for the thirty-nine week period ended October 1, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

On April 5, 2004, the Company purchased substantially all of the assets of Spartan Staffing, Inc., a privately held Florida corporation. The results of operations of Spartan Staffing are included in the accompanying consolidated financial statements since the date of purchase. The Company’s year to date operating results would not be significantly different had the acquisition occurred at the beginning of the year. The total cost of the assets purchased was $9.9 million, which included $6.3 million of goodwill. The Company obtained an independent valuation of the trade names, trademarks, non-compete agreements, and customer relationships purchased and internally determined the fair value of the other assets and liabilities. The purchase price has been calculated as follows (in thousands):

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

Under the provisions of SFAS No. 123, as amended by SFAS 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amount):

	Thirteen Weeks Ended October 1, 2004	Thirteen Weeks Ended September 26, 2003
Net Income
As Reported	$15,572	$10,349
Stock-based employee compensation costs, net of tax	$415	$9
Pro Forma	$15,157	$10,340

Net Income Per Share - As Reported
Basic	$0.37	$0.26
Diluted	$0.31	$0.22

Net Income Per Share - Pro Forma
Basic	$0.36	$0.26
Diluted	$0.30	$0.22

	Thirty-nine Weeks Ended October 1, 2004	Thirty-nine Weeks Ended September 26, 2003
Net Income
As Reported	$26,430	$12,355
Stock-based employee compensation costs, net of tax	$1,122	$667
Pro Forma	$25,308	$11,688

Net Income Per Share - As Reported
Basic	$0.64	$0.31
Diluted	$0.55	$0.29

Net Income Per Share - Pro Forma
Basic	$0.61	$0.29
Diluted	$0.53	$0.28

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date. Marketable Securities consist of revenue bonds and other municipal obligations. The aggregate carrying value of our Marketable Securities was $15.9 million at October 1, 2004 and $25.3 million at January 2, 2004. At October 1, 2004, those securities were classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at October 1, 2004. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities. For the thirteen and thirty-nine weeks ended October 1, 2004, there were no sales of available-for-sale securities.

NOTE 3: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominately for the purpose of securing our obligations in connection with our workers’ compensation program and for cross collateralization of our Accounts Receivable Facility. These assets may be released as workers’ compensation claims are paid or when letters of credit are released or can be supported by eligible accounts receivable.

The following is a summary of restricted cash and other assets as of October 1, 2004 and January 2, 2004 (in millions):

	October 1, 2004	January 2, 2004
Workers’ Compensation Related
Workers’ Assurance Program cash-backed instruments*	$105.1	$77.6
Secured instruments	9.7	9.0
Available for future commitments in Workers’ Assurance Program	3.5	2.2

Subtotal	118.3	88.8
Accounts Receivable Facility	7.0	22.0

Total Restricted Cash and Other Assets	$125.3	$110.8

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

As a result of our policy renewal, we expect to restrict an additional $33.8 million of cash for use as collateral by the end of 2004. Of that total, $4.8 million was restricted and deposited with our insurance carrier subsequent to the quarter ended October 1, 2004. An additional $4.8 million will be deposited with our insurance carrier by the end of the year and the balance of $24.2 million will be restricted by year end, and will be deposited with our insurance carrier during 2005.

Subsequent to quarter end, we received a collateral reduction of $9.5 million of cash-backed commitments from a prior insurance carrier which reduced our restricted cash.

NOTE 4: RECEIVABLES FROM INSURANCE COMPANIES

For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a deductible amount, on a “per occurance” basis. Over the years the deductible has ranged from $250,000 to its current level of $2.0 million.

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”). We record a receivable for the insurance coverage on excess claims. We discount this receivable to its estimated net present value using a discount rate based on the methodology used to discount the related loss liability as described in Note 7. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.

Three of the insurance companies with which we formerly did business are currently in liquidation or financial distress and have failed to pay a number of excess claims. We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. Although we believe it is probable that we will receive payments on the majority of our excess claims, we have concluded that recovery is unlikely on a portion of these claims. As a result, we have recorded a valuation allowance against the insurance receivables at October 1, 2004 and January 2, 2004 in the amount of $1.2 million and $1.1 million, respectively.

Included in other assets in the accompanying Consolidated Balance Sheets as of October 1, 2004 and January 2, 2004 are discounted receivables from insurance companies, net of related valuation allowance, of $12.6 million and $10.7 million, respectively.

NOTE 5: INTANGIBLE ASSETS

The following table presents the Company’s purchased intangible assets, which are included in other assets in the Consolidated Balance Sheets (in thousands):

	October 1, 2004	Amortization Period
Amortizable (definite-lived) intangible assets:
Trade name/trademarks	$400	2.5 years
Customer relationships	1,300	2.5 years
Non-compete agreements	900	2.0 years

	2,600
Less accumulated amortization	565

Total amortized (definite-lived) intangible assets, net	$2,035

Non-amortizable (indefinite-lived) intangible assets:
Trade name/trademarks	500
Goodwill	6,319

Total non-amortizable (indefinite-lived) intangible assets	$6,819

The Company obtained all of its intangible assets as a result of the purchase of Spartan Staffing described in Note 1 of the Notes to the Consolidated Financial Statements. Amortization expense for the thirteen weeks and thirty-nine weeks ended October 1, 2004 was $0.3 million and $0.6 million, respectively.

NOTE 6: LONG-TERM DEBT

Convertible Subordinated Notes — During 2002, the Company issued 6.25% Convertible Subordinated Notes due June 2007 (the “Notes”) in the aggregate principal amount of $70.0 million. Interest is payable on the Notes on June 15 and December 15 of each year. Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments. The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds. On or after June 20, 2005, the Company may redeem some or all of the Notes for cash at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price ($9.08) for at least 20 trading days in any consecutive 30 trading day period ending on the trading day prior to the date we mail notice of our intent to redeem the Notes. Our notice to redeem some or all of the Notes must be mailed at least 30 days prior to but not more than 60 days prior to the redemption date.

Capital Leases – The following is a summary of property held under capital leases:

	(Amounts in Thousands)
	October 1, 2004	January 2, 2004
Computers and software	$1,612	$1,669
Furniture and equipment	276	--
Cash dispensing machines	11,974	14,320

	13,862	15,989
Less accumulated depreciation and amortization	9,741	10,066

	$4,121	$5,923

Minimum future lease payments under capital leases as of October 1, 2004 for each of the next five years and in the aggregate are (in thousands):

2004	$766
2005	1,676
2006	722
2007	421
2008	201
2009	4
Thereafter	--

Total minimum lease payments	3,790
Less amounts representing interest and taxes	186

Present value of net minimum lease payments	3,604
Less current maturities	2,054

Long-term portion	$1,550

Interest rates on capitalized leases range from 0.0% to 9.12% and are payable over 9 to 84 months.

NOTE 7: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance to our temporary and regular employees. For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis. This results in our being substantially self-insured. While we have primary responsibility for all claims, we have obtained insurance coverage to reimburse us for all losses and expenses beyond the deductible limits (“excess claims”) as discussed in Note 4.

Our workers’ compensation reserve includes not only estimated expenses for claims within our deductible layer but also estimated expenses related to excess claims.  The amount of the reserve is established using management judgement and expectations, as well as actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. Included in the accompanying consolidated balance sheets as of October 1, 2004 and January 2, 2004 are discounted workers’ compensation claims reserve in the amounts of $135.9 million and $112.2 million, respectively.

Our workers’ compensation reserve is discounted to its estimated net present value primarily using a discount rate based on average returns on “risk-free” Treasury instruments, which is evaluated on a quarterly basis. At October 1, 2004, our reserves are generally discounted at rates between 3.8% and 5.0%.

Our insurance policies must be renewed annually. At the beginning of the quarter we renewed our coverage with American International Group, Inc. (AIG) for occurences in the period from July 2004 through June 2005.

For workers’ compensation claims originating in Washington, Ohio, West Virginia, North Dakota, Wyoming, Canada and Puerto Rico (the “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs. Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions. For work related claims originating in the United Kingdom which exceed amounts covered by governmental medical insurance programs, we have purchased an employers’ liability insurance policy that carries a 25 million British Pound limit in total.

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premium, insurance premium and estimates of excess claims from loss years covered by insurance companies now in liquidation. Workers’ compensation expense totaling $20.9 million and $19.0 million was recorded for the thirteen weeks ended October 1, 2004 and September 26, 2003, respectively. Workers’ compensation expense totaling $58.0 million and $48.1 million was recorded for the thirty-nine weeks ended October 1, 2004 and September 26, 2003, respectively.

NOTE 8: NET INCOME PER SHARE

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

(Amounts in Thousands)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
Stock Options	161	610	161	891
Convertible Notes	--	--	--	--

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

Diluted net income and common shares were calculated as follows:

	Thirteen Weeks Ended
	October 1, 2004	September 26, 2003
Net income	$15,572	$10,349

Adjustments:

Interest on Notes	1,106	1,106
Amortization of costs for Notes issuance	149	162
Tax effect	(496)	(445)

Total adjustments	759	823

Adjusted net income	$16,331	$11,172

	Common Shares and Potential Common Shares
	(In Thousands)
Weighted average number of common shares used in basic
net income per common share	41,900	40,335

Effect of dilutive securities:

Stock options	1,041	1,058
Convertible Notes	9,642	9,642

Weighted average number of common shares and potential
common shares used in diluted net income per
common share	52,583	51,035

	Thirty-nine Weeks Ended
	October 1, 2004	September 26, 2003
Net income	$26,430	$12,355

Adjustments:

Interest on Notes	3,318	3,269
Amortization of costs for Notes issuance	447	460
Tax effect	(1,498)	(1,309)

Total adjustments	2,267	2,420

Adjusted net income	$28,697	$14,775

	Common Shares and Potential Common Shares
	(In Thousands)
Weighted average number of common shares used in basic
net income per common share	41,538	40,263

Effect of dilutive securities:

Stock options	1,010	705
Convertible Notes	9,642	9,642

Weighted average number of common shares and potential
common shares used in diluted net income per
common share	52,190	50,610

NOTE 9: COMMITMENTS AND CONTINGENCIES

Accounts Receivable Facility
In March 2001, we entered into a letter of credit facility and accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February 2006. The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to a wholly-owned and consolidated subsidiary, Labor Ready Funding Corporation. The Accounts Receivable Facility includes a corporate guarantee by us and requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit. The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash. We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 2.5% above the Prime Rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility.

At October 1, 2004 we had a total available borrowing capacity of $80.0 million under the Accounts Receivable Facility comprised of $73.7 million of accounts receivable and $6.3 million of restricted cash. The $73.7 million represents the eligible portion of our total $99.1 million of securitized accounts receivable and the $6.3 million represents the eligible portion of the $7.0 million of restricted cash cross collateralizing the Accounts Receivable Facility. Of that borrowing capacity available at October 1, 2004, we had $73.1 million of letters of credit issued against it leaving us with $6.9 million available for future borrowings.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, or surety bonds. The letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of October 1, 2004. The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

At October 1, 2004 and January 2, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers' Compensation Commitments as of:

	October 1, 2004	January 2, 2004
Accounts Receivable Facility letters of credit	$72.7	$73.2
Workers’ Assurance Program cash-backed instruments	104.6	77.6
Secured instruments	9.5	9.0
Unsecured surety bonds	6.0	5.9

Total Collateral Commitments	$192.8	$165.7

As a result of our policy renewal, we expect to restrict an additional $33.8 million of cash for use as collateral by the end of 2004. Of that total, $4.8 million was restricted and deposited with our insurance carrier subsequent to the quarter ended October 1, 2004. An additional $4.8 million will be deposited with our insurance carrier by the end of the year and the balance of $24.2 million will be restricted by year end, and will be deposited with our insurance carrier during 2005.

Subsequent to quarter end, we received a collateral reduction of $9.5 million of cash-backed commitments from a prior insurance carrier which reduced our restricted cash.

Revolving Credit Facility
In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”). As of October 1, 2004 the available borrowing amount was $8.8 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at the option of the Company. The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires. The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

Legal Contingencies and Developments
From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial condition, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for these contingent legal and regulatory liabilities in the amount of $6.4 million at October 1, 2004 and $3.9 million at January 2, 2004. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On February 14, 2001, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County, alleging violation of federal and state wage and hour laws for failing to pay temporary employees for all hours worked. The plaintiffs are present or former temporary employees for us and sought unquantified damages, injunctive relief and certification of a class of workers. On July 12, 2002, the court certified classes of plaintiffs in connection with claims relating to waiting time, travel time and equipment charges for the period of February 1998 to present. On November 19, 2003, the court granted our motion for partial summary judgment, ruling that time spent by temporary employees waiting for job assignments is not compensable.  Thereafter the parties entered into an agreement to settle all remaining claims, and the settlement received final approval by the court on August 2, 2004.

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

On May 10, 2004, Lester Mason filed an action in the United States District Court for the Southern District of Florida, alleging that we violated state law in connection with fees charged for our cash dispensing machines and transportation of our temporary employees. The plaintiff sought damages of $1,000 per transaction and certification of a class of similarly situated Florida employees. The court dismissed the action without prejudice in July 2004. On August 5, 2004, Alexander Wright and Walter McLamore filed a similar action in the Florida Circuit Court for Broward County.

NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION

	Thirty-nine Weeks Ended
	October 1, 2004	September 26, 2003
	(Amounts in Thousands)
Cash paid during the period for:
Interest	$2,971	$3,014

Income taxes	$13,403	$8,503

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$348	$494

Capital leases assumed with the purchase of Spartan Staffing	$287	$--

Contribution of common stock to 401(k) plan	$219	$285

Stock bonus	$146	$--

Unrealized loss on marketable securities	$(54)	$(9)

NOTE 11: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, relative to weekly total hours and calendar months worked, an opportunity to purchase shares of our common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. The ESPP expires on June 30, 2006. 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.2 million shares have been issued and 0.7 million shares remain available for future issuance. During the thirty-nine weeks ended October 1, 2004, participants purchased 49,000 shares in the ESPP for cash proceeds of $0.6 million. During the thirty-nine weeks ended September 26, 2003, participants purchased 79,000 shares in the ESPP for cash proceeds of $0.4 million.

NOTE 12: STOCK OPTION PLANS

We have stock option plans for directors, officers and employees, which provide for non-qualified and incentive stock options. The majority of our options vest evenly over a four-year period from the date of grant and expire if not exercised within five years from the date of grant.

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004: risk-free interest rates of 3.0% based on an expected life of options of 4.2 years, a volatility expectation of 79% and a 0% dividend yield.

The following table summarizes stock option activity for the thirteen and thirty-nine week periods indicated below (in thousands, except exercise price):

	Thirteen Weeks Ended October 1, 2004		Thirteen Weeks Ended September 26, 2003
	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of period	3,773	$6.67	5,018	$6.33
Granted	25	$13.53	68	$8.24
Exercised	(66)	$6.14	(254)	$4.85
Canceled	(112)	$12.17	(219)	$7.93

Outstanding at the end of the period	3,620	$7.08	4,613	$6.36

Exercisable at the end of the period	1,241	$5.32	1,915	$7.78

Weighted average fair value of options
granted during the period		$7.63		$2.50

	Thirty-nine Weeks Ended October 1, 2004		Thirty-nine Weeks Ended September 26, 2003
	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of period	4,529	$7.16	5,397	$6.52
Granted	456	$12.72	325	$6.62
Exercised	(778)	$6.10	(443)	$4.49
Canceled	(587)	$13.41	(666)	$8.98

Outstanding at the end of the period	3,620	$7.08	4,613	$6.36

Exercisable at the end of the period	1,241	$5.32	1,915	$7.78

Weighted average fair value of options
granted during the period		$7.68		$2.61

______________________________________
(1)     Weighted average exercise price.

As of October 1, 2004, 1,244 shares of common stock were available for future grants under our stock option plans.

Information relating to stock options outstanding and exercisable at October 1, 2004 is as follows (in thousands, except per share amounts):

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$ 3.05 - $ 3.80	922	1.58	$3.45	545	$3.45
$ 3.81 - $ 6.00	934	2.33	$5.24	378	$5.09
$ 6.01 - $ 14.00	1,749	3.81	$9.91	318	$8.80
$ 14.01 - $ 14.41	15	4.73	$14.32	--	$--

$ 3.05 - $ 14.41	3,620	2.86	$7.08	1,241	$5.32

NOTE 13: NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force reached a consensus on the remaining portions of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”), effective for the first fiscal year or interim period beginning after June 15, 2004. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of Financial Accounting Standards Board (“FASB”) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB issued a final FASB Staff Position, FSP Emerging Issues Task Force Issue No. 03-01-1 that delays the effective date for the measurement and recognition guidance of EITF 03-01. The adoption of this EITF is not expected to have a material impact on our results of operations or financial position.

During March 2004, the FASB issued an exposure draft of a new standard entitled Share Based Payment, which would amend SFAS 123 and Financial Accounting Standards Board Statement No. 95, Statement of Cash Flows. The new accounting standard, as proposed, would require the expensing of stock options issued by the Company in the financial statements using a fair-value-based method and would be effective for periods beginning after June 15, 2005. See Note 1 “Stock-Based Compensation” for pro forma disclosures regarding the effect on net income and income per share if we had applied the fair value recognition provisions of the SFAS No. 123. Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of Share Based Payment, the pro forma disclosure in Note 1 may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

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

Our quarter was highlighted by a 16.4% increase in revenue to $296.1 million compared to revenue of $254.5 million for the third quarter of 2003. This revenue growth resulted in net income for the quarter of $15.6 million or $0.31 per share, as compared to net income of $10.3 million or $0.22 per share for the third quarter of 2003. Sales from branches open one year or longer grew approximately 7.1% over a year earlier. We have completed our planned 2004 branch openings. However, additional branch openings and closures may be appropriate as we continue to seek opportunities to expand.

The first three quarters of our year were highlighted by a 20.2% increase in revenue to $772.1 million compared to revenue of $642.5 million for the same period in 2003. This revenue growth resulted in net income for the thirty-nine weeks ended October 1, 2004 of $26.4 million or $0.55 per share, compared to net income of $12.4 million or $0.29 per share for the same period last year. On a comparable billing day/constant currency basis, revenue for the first three quarters of 2004 increased 16.7% over the first three quarters of 2003. The Company benefited from four more billing days for the thirty-nine weeks ended October 1, 2004 compared to the same period last year, representing approximately $0.03 of net income per share. Sales from branches one year or older grew approximately 11.0% over a year earlier. We opened 32 new branches during the first three quarters of 2004, 27 of which were in the United States and five in the United Kingdom and we added 27 additional branches through the purchase of Spartan Staffing.

The strong growth in demand we began to see at the end of 2003 continued into the third quarter of 2004, across most industries and regions of our operations. As small and medium-sized businesses staff for renewed growth, they are relying on contingent labor to manage costs. As the economy improves, we believe demand for a flexible work force will continue to grow.

On April 5, 2004 we completed the acquisition of Spartan Staffing, which added an additional 27 branch locations. The purchase of Spartan Staffing has allowed us to expand our market share and is consistent with our commitment to serve the on-demand staffing needs of small and medium-sized businesses. The impact of this acquisition on the thirteen weeks ended October 1, 2004 was accretive to our earnings per share and is expected to be accretive for the rest of 2004. Additionally, we anticipate the Spartan Staffing operations will have margins from income from operations similar to Labor Ready’s existing business, before the additional amortization of intangible assets related to the purchase.

Results of Operations

Thirteen Weeks Ended October 1, 2004 Compared to Thirteen Weeks Ended September 26, 2003

The following table compares the operating results for the thirteen weeks ended October 1, 2004 and September 26, 2003 (in thousands):

	Thirteen Weeks Ended
	October 1, 2004	September 26, 2003	Percent Change
Revenue from services	$296,134	$254,497	16.4
Cost of services	204,766	177,943	15.1
Selling, general and administrative expenses	62,635	57,261	9.4
Depreciation and amortization	2,200	2,137	2.9
Interest and other expense, net	(772)	(1,202)	(35.8)
Income before tax benefit	25,761	15,954	61.5
Net income	$15,572	$10,349	50.5

Dispatch Offices and Revenue from Services. The number of offices increased to 820 at October 1, 2004 from 788 locations at September 26, 2003. This represents a net increase of 32 dispatch offices. Revenue for third quarter increased 16.4% compared to the same quarter a year ago. The change in revenue was made up of the following five components: (a) a 7.1% increase in same store revenue, defined as those branches opened one year or longer, (b) a 6.0% increase due to branches acquired in the Spartan Staffing purchase, (c) a (1.2%) decline in revenue related to closed branches, (d) a 1.8% increase in revenue from new branches and (e) a 2.7% benefit from foreign currency translation and the shifting of our quarter later in the year as a result of our transition to a 52/53-week fiscal year.

Cost of Services and Gross Margin. Cost of services decreased to 69.2% of revenue for the quarter ended October 1, 2004 compared to 69.9% for the quarter ended September 26, 2003. Labor costs increased by 1.7% quarter over quarter while our average billing rate increased by 3.1% over the same period. As a result, our gross margins increased to 30.9% for the quarter ended October 1, 2004 compared to 30.1% for the quarter ended September 26, 2003.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses as a percent of revenue were 21.2% for the thirteen weeks ended October 1, 2004 compared to 22.5% for the thirteen weeks ended September 26, 2003, as the company-wide concerted effort to control costs and increase average branch revenue continues.

Depreciation and Amortization Expense. Depreciation and amortization expenses increased slightly to $2.2 million for the thirteen weeks ended October 1, 2004 from $2.1 million for the thirteen weeks ended September 26, 2003.

Interest and Other Expense, Net. We recorded interest and other expense, net of interest income, of ($0.8) million for the thirteen weeks ended October 1, 2004 compared to ($1.2) million for the thirteen weeks ended September 26, 2003. The change is attributable to an increase in interest income as short-term interest rates rise on our growing cash balances.

Taxes On Income. Our effective tax rate was 39.6% for the thirteen weeks ended October 1, 2004 compared to 35.1% for the thirteen weeks ended September 26, 2003. The increase during 2004 as compared to 2003 is largely attributable to fewer federal Work Opportunity and Welfare to Work tax credits relative to higher income before taxes and an increase in our state effective tax rate. The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.

We have a net deferred tax asset of approximately $24.7 million at October 1, 2004 resulting primarily from workers’ compensation reserves and allowance for doubtful accounts.  We have assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against certain carry forward benefits in the amount of $6.3 million at October 1, 2004 and $3.7 million at September 26, 2003.

Thirty-nine Weeks Ended October 1, 2004 Compared to Thirty-nine Weeks Ended September 26, 2003

The following table compares the operating results for the thirty-nine weeks ended October 1, 2004 and September 26, 2003 (in thousands):

	Thirty-nine Weeks Ended
	October 1, 2004	September 26, 2003	Percent Change
Revenue from services	$772,102	$642,461	20.2
Cost of services	540,248	450,036	20.0
Selling, general and administrative expenses	179,391	163,848	9.5
Depreciation and amortization	6,539	6,252	4.6
Interest and other expense, net	(2,037)	(3,284)	(38.0)
Income before tax benefit	43,887	19,041	130.5
Net income	$26,430	$12,355	113.9

Dispatch Offices and Revenue from Services. The number of offices increased to 820 at October 1, 2004 from 788 locations at September 26, 2003. This represents a net increase of 32 dispatch offices. Revenue for the thirty-nine weeks ended October 1, 2004 increased 20.2% compared to the same period a year ago. The change in revenue was made up of the following five components: (a) an 11.0% increase in same store revenue, defined as those branches opened one year or longer, (b) a 4.8% increase due to branches acquired in the Spartan Staffing purchase, (c) a (0.8%) decline in revenue related to closed branches, (d) a 1.8% increase in revenue from new branches and (e) a 3.4% benefit from foreign currency translation and additional sales days due to our transition to a 52/53-week fiscal year.

Cost of Services and Gross Margin. Cost of services remained constant at 70.0% of revenue for the thirty-nine weeks ended October 1, 2004 and for the thirty-nine weeks ended September 26, 2003. Labor costs increased by 1.6% year over year while our average billing rate has increased by 2.5% over the same period. As a result, our gross margins remained constant at 30.0% for the thirty-nine weeks ended October 1, 2004 and for the thirty-nine weeks ended September 26, 2003.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses as a percent of revenue were 23.2% for the thirty-nine weeks ended October 1, 2004 compared to 25.5% for the thirty-nine weeks ended September 26, 2003, as the company-wide concerted effort to control costs and increase average branch revenue continues.

Depreciation and Amortization Expense. Depreciation and amortization expenses increased slightly to $6.5 million for the thirty-nine weeks ended October 1, 2004 from $6.3 million for the thirty-nine weeks ended September 26, 2003.

Interest and Other Expense, Net. We recorded interest and other expense, net of interest income, of ($2.0) million for the thirty-nine weeks ended October 1, 2004 compared to ($3.3) million for the thirty-nine weeks ended September 26, 2003. The change is attributable to an increase in other income as a result of a legal settlement and an increase in interest income as short-term interest rates rise on our growing cash balances.

Taxes On Income.   Our effective tax rate was 39.8% for the thirty-nine weeks ended October 1, 2004 compared to 35.1% for the thirty-nine weeks ended September 26, 2003.  The increase during 2004 as compared to 2003 is largely attributable to fewer federal Work Opportunity and Welfare to Work tax credits relative to higher income before taxes and the effects associated with profitable operations in Canada.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.

We have a net deferred tax asset of approximately $24.7 million at October 1, 2004 resulting primarily from workers’ compensation reserves and allowance for doubtful accounts.  We have assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based on the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against certain carry forward benefits in the amount of $6.3 million at October 1, 2004 and $3.7 million at September 26, 2003.

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

Workers’ Compensation Reserves. We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using management judgement and expecations, as well as actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value primarily using returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At October 1, 2004, our reserves are generally discounted at rates between 3.8% and 5.0%. We evaluate the reserve regularly throughout the year and make adjustments as needed. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

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

Income Taxes and Related Valuation Allowance. We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required under Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes”, these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. Based on that analysis, we have determined that a valuation allowance is appropriate for the portion of our foreign net operating losses that may not be utilized within the permitted carry forward periods as of October 1, 2004 and January 2, 2004 due to the uncertainty of the realization of certain tax planning measures.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operations
Net cash provided by operating activities was $28.4 million for the thirty-nine week period ended October 1, 2004 compared to $5.2 million for the thirty-nine week period ended September 26, 2003. The increase in cash flows from operations in 2004 compared to 2003 is largely due to significant growth in our net income and our workers’ compensation claims reserve. Our workers’ compensation claims reserve growth is the result of increased payroll as well as an increased loss estimate on that payroll. Those positive impacts were partially offset by increased funding of our accounts receivable as sales have increased.

We typically pay our temporary workers on a daily basis, bill our customers weekly and, on average, collect monthly. Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows from Investing Activities
The change in cash used in investing activities for the thirty-nine weeks ended October 1, 2004 compared to the thirty-nine weeks ended September 26, 2003 is due mostly to changes in restricted cash and other assets and the purchase of Spartan Staffing. Our restricted cash and other assets are used primarily to collateralize our workers’ compensation program and our Accounts Receivable Facility. We increased our restricted cash and other assets by $14.5 million during the first three quarters of 2004 compared to a decrease in these accounts of $1.5 million during the first three quarters of 2003. This fluctuation is due to periodic shifts in the form and mix of collateral making up our total workers’ compensation commitments. At October 1, 2004, we had $192.8 million of total collateral commitments compared to $152.8 million at September 26, 2003.

Cash Flows from Financing Activities
The change in cash from financing activities was $2.4 million for the thirty-nine week period ended October 1, 2004 compared to ($4.3) million for the thirty-nine week period ended September 26, 2003. Net cash provided by financing activities for 2004 is the result of increased activity in the exercise of stock options by our employees. Net cash used in financing activities for 2003 was primarily the result of common stock repurchases of approximately 800,000 shares in the amount of $5.0 million made during the first half of 2003. The Board of Directors has authorized repurchases of up to an additional 1.4 million shares.

Capital Resources
In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006. The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to a wholly-owned and consolidated subsidiary, Labor Ready Funding Corporation. The Accounts Receivable Facility includes a corporate guarantee by us and requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit. The amounts we may borrow (our borrowing capacity) under this facility are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash. We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 2.5% above the Prime Rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers. At October 1, 2004 we had restricted cash in our Workers’ Assurance Program totaling $108.6 million. Of this cash, $105.1 million was committed to insurance carriers leaving $3.5 million available for future needs. We will be able to restrict up to an additional $33.8 million during the balance of the 2004 through the use of this program, $4.8 million of which we posted subsequent to the quarter ended October 1, 2004.

In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”). As of October 1, 2004, the available borrowing amount was $8.8 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at the option of the Company. The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires. The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

During 2002, the Company issued 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) in the aggregate principal amount of $70.0 million. Interest is payable on the Notes on June 15 and December 15 of each year. Holders may convert the Notes into shares of Company common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments. The Notes are unsecured subordinated obligations and rank junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds. On or after June 20, 2005, the Company may redeem some or all of the Notes at 100% of their principal amount plus accrued interest if the market value of our common stock equals or exceeds 125% of the conversion price ($9.08) for at least 20 trading days in any consecutive 30 trading day period ending on the trading day prior to the date we mail notice of our intent to redeem the Notes. Our notice to redeem some or all of the Notes must be mailed at least 30 days prior to but not more than 60 days prior to the redemption date.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves
As described in Notes 4 and 7, we provide workers’ compensation insurance to our temporary and regular employees. For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a deductible amount on a “per occurrence” basis. Our current deductible amount is $2.0 million. This results in our being substantially self-insured. While we are responsible for all claims, all losses and expenses beyond the deductible amount (“excess claims”) would be reimbursable by the insurance carrier.

Our insurance policies must be renewed annually. At the beginning of the quarter we renewed our coverage with American International Group, Inc. (AIG) for occurences in the period from July 2004 through June 2005.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with irrevocable letters of credit, cash-backed instruments, other secured instruments, or surety bonds. Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they are responsible. Such amounts can increase or decrease independent of our assessments and reserves. At October 1, 2004 and January 2, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers' Compensation Commitments as of:

	October 1, 2004	January 2, 2004
Accounts Receivable Facility letters of credit	$72.7	$73.2
Workers’ Assurance Program cash-backed instruments	104.6	77.6
Secured instruments	9.5	9.0
Unsecured surety bonds	6.0	5.9

Total Collateral Commitments	$192.8	$165.7

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve balance as of the period end dates presented (in millions):

	October 1, 2004	January 2, 2004
Ending workers’ compensation reserve:	$135.9	$112.2
a) Discount on reserves	28.1	23.6
b) Unreleased collateral posted on claims that have been paid	34.6	24.4
c) Collateral posted with current provider ahead of obligation incurred	4.6	11.1
d) Excess collateral on claims not yet paid	3.4	6.2
e) Reserves for claims above our deductible (“excess claims”)	(13.8)	(11.8)

Total Collateral Commitments	$192.8	$165.7

As a result of our policy renewal, we expect to restrict an additional $33.8 million of cash for use as collateral by the end of 2004. Of that total, $4.8 million was restricted and deposited with our insurance carrier subsequent to the quarter ended October 1, 2004. An additional $4.8 million will be deposited with our insurance carrier by the end of the year and the balance of $24.2 million will be restricted by year end, and will be deposited with our insurance carrier during 2005.

Subsequent to quarter end, we received a collateral reduction of $9.5 million of cash-backed commitments from a prior insurance carrier which increased our cash and reduced our restricted cash.

The Accounts Receivable Facility letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of October 1, 2004. Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount. The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our Worker’s Assurance Program cash-backed instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers. The letters of credit bear fluctuating annual fees, which were approximately 0.35% of the principal amount of the letters of credit as of October 1, 2004.

Generally, our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims. Although the estimated claims are expensed as incurred, the claim payments are made over an average period of five years. Collateral for our workers’ compensation program is posted with various state workers’ compensation programs and insurance carriers based upon their assessments of our potential liabilities. Due to the timing difference between the recognition of expense and claim payments as described above, we generally anticipate that both our reserves and our collateral obligations will continue to grow.

The following table provides an analysis of changes in our workers’ compensation claims reserves (in thousands). Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.

	(Amounts in Thousands)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
Beginning balance	$126,958	$103,097	$112,158	$97,253

Self-Insurance reserve expense
Expenses related to current year (net of discount)	19,318	16,177	48,852	38,444
Expenses related to prior years	(3,439)	(3,273)	(3,829)	(2,859)

Total	15,879	12,904	45,023	35,585

Amortization of prior year discount	1,215	1,508	2,858	3,569

Payments
Payments related to current year claims	(3,545)	(2,814)	(5,368)	(4,521)
Payments related to claims from prior years	(5,647)	(6,213)	(20,871)	(24,681)

Total	(9,192)	(9,027)	(26,239)	(29,202)

Change in excess claims reserve	1,000	(721)	2,060	556

Ending balance	135,860	107,761	135,860	107,761
Less current portion	43,558	35,434	43,558	35,434

Long-term portion	$92,302	$72,327	$92,302	$72,327

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals. Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes. Our claims reserves are discounted to their estimated net present value primarily using returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At October 1, 2004, our reserves are generally discounted at rates between 3.8% and 5.0%.

Factors we consider in establishing and adjusting these reserves include, among other things, (a) the estimates provided by our independent actuaries, (b) our mix of business by state and by type of work performed, (c) industry and nationwide trends in benefit costs, (d) appropriate discount rates and estimated payment patterns, (e) future savings related to claims management and other cost containment measures.  Factors that have caused our estimated losses for prior years to change include, among other things, (i) inflation of medical and indemnity costs at a rate higher than originally anticipated, (ii) regulatory and legislative developments that have increased benefits and settlement requirements in several states, and (iii) a different mix of business than previously anticipated.

Other
Included in cash and cash equivalents as of October 1, 2004 is cash held within dispatch office CDMs for payment of temporary payrolls in the amount of approximately $16.1 million compared to $15.8 million at January 2, 2004.

Our capital expenditures were $4.0 million and $4.9 million for the thirty-nine weeks ended October 1, 2004 and September 26, 2003, respectively. We anticipate that our capital expenditures will be approximately $1.0 million for the balance of 2004.

Contractual Obligations and Commitments
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during the thirty-nine-week period ended October 1, 2004.

The following table provides a summary of our contractual obligations as of October 1, 2004:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2004	2005 through 2006	2007 through 2008	2009 and later
Long-term debt (a)	$70,000	$ --	$ --	$70,000	$ --
Interest on long-term debt (a)	13,380	2,187	8,750	2,443	--
Capital lease obligations (b)	3,790	766	2,398	622	4
Operating leases (c)	6,253	781	3,780	1,125	567
Purchase obligations (d)	2,933	1,419	1,514	--	--
Other long-term obligations (e)	1,806	940	866	--	--
Other cash obligations (f)	33,816	9,662	24,154	--	--

Total Contractual Cash Obligations	$131,978	$15,755	$41,462	$74,190	$571

(a)	Convertible Subordinated Notes further described in Note 6 of Notes to Consolidated Financial Statements found in Item I of Part I of this Form 10-Q
(b)	Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.
(c)	Excludes all payments related to leases cancelable within ninety days.
(d)	Binding purchase orders for goods or services outstanding at October 1, 2004.
(e)	Voice and data service contracts.
(f)	Collateral posting obligations related to workers' compensation policy year ended June 30, 2005.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of October 1, 2004:

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total	2004	2005 through 2006	2007 through 2008	2009 and later
Accounts Receivable Facility (g)	$ 80,000	--	$80,000	--	--
Line of credit (h)	8,750	125	8,625	--	--
Secured instruments (g)	9,484	9,484	--	--	--
Unsecured surety bonds	7,500	7,500	--	--	--

Total Commercial Commitments	$ 105,734	$17,109	$88,625	--	--

Other Commitment Capacity

Workers’ Assurance Program (i)	108,579

Total Commercial Commitments and
other Collateral Capacity	214,313

Total Collateral Commitments
Outstanding as of October 1, 2004	(192,800)

Available Commitment Capacity	$ 21,513

(g)	See Note 9 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.
(h)	No balance outstanding. See description of Revolving Credit Facility in Note 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q
(i)	See description in Capital Resources in Item 2 of Part I of this Form 10-Q.

As a result of our policy renewal, we expect to restrict an additional $33.8 million of cash for use as collateral by the end of 2004. Of that total, $4.8 million was restricted and deposited with our insurance carrier subsequent to the quarter ended October 1, 2004. An additional $4.8 million will be deposited with our insurance carrier by the end of the year and the balance of $24.2 million will be restricted by year end, and will be deposited with our insurance carrier during 2005.

Subsequent to quarter end, we received a collateral reduction of $9.5 million of cash-backed commitments from a prior insurance carrier which increased our cash and reduced our restricted cash.

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
We maintain a reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. This reserve, which reflects potential liabilities that span several years, is discounted to its net present value using a discount rate selected by management pursuant to our accounting policy. We evaluate the accrual rates for our reserves regularly throughout the year and make adjustments as needed. If the actual cost of such claims and related expenses exceed the amounts estimated, or if the discount rate represents an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required. We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management's estimates and judgments of the scope and likelihood of these liabilities. We cannot assure you that our reserves are adequate. If the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

Some insurance companies with which we have previously done business are in financial distress. If our insurers do not fulfill their obligations, we could experience significant losses.
Prior to our current policy with AIG, we purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company (Kemper) provided coverage for occurrences commencing in 2001 through June 30, 2003. Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us. Legion and Reliance are currently in liquidation and Kemper is in financial distress. All three carriers have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”). We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we have concluded it is likely that we will be unable to obtain reimbursement for at least a portion of these excess claims. To the extent we experience additional claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may continue to be forced to satisfy some or all of those claims directly; this in turn could harm our financial condition or results of operations.

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
As of October 1, 2004, we had 47 dispatch offices in the United Kingdom and 36 in Canada. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:
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
From time to time we are party to litigation in the ordinary course of our business. The claimants in several current proceeding are seeking to aggregate claims as a class action. The costs of defense and the risk of loss in connection with class action suits are greater than in standard commercial litigation. We cannot assure you that such litigation will not disrupt our business or impact our financial results, due to the costs of defending against such litigation, any judgments that may be awarded against us and the loss of significant management time devoted to such litigation.

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
Arthur Andersen LLP (“Andersen”) served as our independent auditor from 1997 until May 3, 2002, when our board of directors dismissed Andersen due to events that had cast doubt on Andersen’s future. As a result of our termination of Andersen, we retained the accounting firm of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm. Andersen can no longer provide us with representations relating to our historical financial statements for the year ended on December 31, 2001 and prior years. We cannot predict the impact of Andersen’s failure to make the required representations. Furthermore, relief that may be available to investors under the federal securities laws against auditing firms may not be available as a practical matter against Andersen.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. At October 1, 2004, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase in interest rates immediately and uniformly by 10% from levels at October 1, 2004 would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

At October 1, 2004, our marketable securities consisted of revenue bonds and other municipal obligations. Therefore, an increase in interest rates immediately and uniformly by 10% from levels at October 1, 2004 would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and our CFO concluded that, as of October 1, 2004, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. During the thirty-nine weeks ended October 1, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

See Note 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 2. Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

On December 11, 2002, our Board of Directors approved a resolution granting management the authority to repurchase up to 2.0 million shares of the Company's common stock. As of October 1, 2004, approximately 600,000 shares of common stock have been repurchased pursuant to this resolution, leaving 1.4 million shares available for future repurchase. There were no repurchases of Company stock during the thirty-nine weeks ended October 1, 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended October 1, 2004.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

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

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr. 11/15/04 Signature Date By: Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President

/s/ Steven C. Cooper 11/15/04 Signature Date By: Steven C. Cooper, Chief Financial Officer and Executive Vice President