Form 10-K
period 2004-12-31
LABOR READY INC
filed 2005-03-11
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004
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

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter, July 2, 2004, was approximately $602 million.

As of February 23, 2005, there were 42,556,186 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held in May 2005, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

Comment regarding our fiscal year end: The Company’s fiscal year is based on a 52/53-week year ending on the Friday closest to December 31.  This change first became effective for fiscal year 2003, which ended on January 2, 2004.  In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks.  All references in these financial statements to the “2003 fiscal year end,” “2003 year end” or “end of 2003” are to the fiscal year ended January 2, 2004.

“Labor Ready,” the “Company,” “we,” “us,” “our” and similar references refer to Labor Ready, Inc. and our subsidiaries.

Item 1.      BUSINESS

a) Introduction and General Developments

We were incorporated in 1985 under the laws of the State of Washington and began operations in 1989. We are an international provider of temporary employees for manual labor jobs. During 2004, we served over 318,000 customers and we put approximately 600,000 people to work through our branch offices in all 50 of the United States, in Puerto Rico, in six provinces of Canada and in the United Kingdom. We believe our ability to provide a large number of temporary employees on short notice, usually the same day as requested, provides us with a competitive advantage.

Our customers are primarily businesses in the transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale and sanitation industries. These businesses typically require temporary employees for lifting, hauling, cleaning, assembling, digging, painting and other types of manual or low skilled work. We locate our branch offices in areas easily accessible to temporary employees, and within convenient commuting distances to customers needing manual labor.

We continue to refine our operational strategies designed to increase revenue and profitability in all of our locations. We continue to be focused on expanding into smaller markets in the United States and Canada as well as further expansion of our operations in the United Kingdom. We have also begun strategizing on how we can diversify our service offerings in the light industrial and semi-skilled staffing markets. We purchased Spartan Staffing (“Spartan”) at the onset of the second quarter in 2004. Spartan has a total of 28 branch offices in Florida, North Carolina, South Carolina, and Texas. Eighteen of these offices operate under the name “Workforce” and have a business model similar to Labor Ready’s. The other ten offices operate under the name “Spartan Staffing” and focus on longer term, light industrial staffing for small and mid-sized businesses. The Spartan offices provide similar services, serve a similar customer base, and have expected operating margins comparable to Labor Ready branch offices. Our expansion strategies combined with the Spartan purchase led to a net increase of 36 branch locations during 2004. A key element of our business model is flexibility and scalability that allows us to respond to changes in the economy and other business opportunities. The following table depicts the number of branch offices in each country open at the end of each of the last five years.

Labor Ready Branch Offices
by Country

	Year End
	2004	2003	2002	2001	2000
United States (including Puerto Rico)	733	698	686	693	769
Canada	35	36	31	34	33
United Kingdom	47	45	31	29	14

Total	815	779	748	756	816

We currently anticipate opening approximately 35 new branch locations in 2005, although additional offices may be opened if required to meet a specific demand or to take advantage of new opportunities. We expect that approximately five of those openings will be in the United Kingdom and the rest will be in the United States and Canada. We continue to analyze individual branch office results, which may lead to additional branch office closures in 2005 if specific performance standards are not met. We intend to continue analyzing acquisition opportunities, and may pursue acquisitions in certain circumstances and may also alter the pace of our expansion based on future developments and market conditions.

b) Financial Information about Business Segments
Our operations qualify to be reported as one segment. Please see Item 8 of Part II of this Form 10-K for our consolidated financial information.

c) Narrative Description of Our Business

TEMPORARY STAFFING INDUSTRY

The temporary staffing industry evolved out of the need to minimize the inconvenience and expense of hiring and administering regular employees in response to temporary changes in business conditions. Historically, the demand for temporary employees has been driven primarily by the need to satisfy peak production requirements and to temporarily replace full-time employees absent due to illness, vacation or abrupt termination. More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs.

The temporary staffing industry consists of a number of sectors focusing on business needs that vary widely in duration of assignment and level of technical specialization. We operate primarily within the short-term, light industrial area of the temporary staffing industry. We feel this sector is highly fragmented and presents opportunities for larger, well-capitalized companies to compete effectively, mainly through systems and procedures that efficiently process a high volume of transactions and coordinate multi-location activities.

Industry factors that impact our working capital include the fact that we generally pay our temporary employees on a daily basis, bill our customers weekly and, on average, collect monthly. Additionally, we are substantially self-insured for workers’ compensation claims originating in the majority of the states in which we do business. As such, we are required by our insurance carriers and certain state workers’ compensation programs to collateralize our potential workers’ compensation obligation before the work is performed using cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. More detailed discussion of the impact of those collateral requirements on our working capital can be found in Item 7 of Part II of this Form 10-K – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

OUR STRATEGY

Our goal is to enhance our position as one of the leading national providers of on-demand staffing. Key elements of our strategy include the following:

•	Grow current branch revenues and profits. Our strategy is to increase revenue and profits in each branch office by expanding our services to existing customers and by aggressively expanding the number and mix of customers served. We are committed to only opening offices that can quickly reach or exceed performance standards, and closing offices that are under-performing. This strategy is calculated to improve profitability by increasing average revenue per branch office and the average revenue per employee. We are focused on improving our branch manager tenure through effective compensation programs, enhanced and targeted training and meaningful mentoring and development. We are continually working to improve all aspects of customer service and we are diligently monitoring and controlling our pricing and costs.

•	Expand in new markets in the United States and Canada. We continue to seek opportunities to expand the reach of our markets. We intend to establish a presence, where appropriate, in small to medium sized domestic markets, generally with populations that average about 50,000 people. We anticipate introducing the Labor Ready brand in approximately 15 new United States or Canadian markets during 2005. These new markets typically are no closer than 25 miles to our nearest branch office. We have identified approximately 200 potential new markets beyond 2005.

•	Expand in the United Kingdom. During 2005 we anticipate opening five additional branch offices in the United Kingdom ("UK"). As our existing UK branch offices mature, we see additional investment opportunities and we have identified approximately 75 potential new markets beyond 2005 in the UK.

•	Diversify our service offerings. We plan to continue our efforts in expanding our service offerings in the light industrial and semi-skilled staffing markets. At the end of 2004 we were operating ten Spartan branches that provide temporary employees to customers in the light industrial markets in Florida and Texas. We intend to seek opportunities to expand our Spartan brand and services by opening branch offices in 15 new markets in the Southeast. We also intend to evaluate acquisition opportunities within and complementary to our market niches.

OUR OPERATIONS

Branch Offices. Branch offices are generally staffed with at least two full-time employees, the branch manager and a customer service representative; more if it is a larger branch. Branch offices generally open by 5:30 a.m. and remain open until the last temporary employee is paid. Typically, temporary employees come to the branch office in the morning to see whether work is available and to indicate their availability for assignment. During the early morning hours, branch office staff coordinate incoming customer work orders and assign the available temporary employees to the job openings for the day. Most of the job openings are requested on short notice, many the same day as the temporary employees are needed at the job site. Work assignments are filled on a nondiscriminatory basis, with the branch manager endeavoring to match customer needs with available temporary employees.

We believe that one of the most critical factors determining the success of a branch office is identifying and retaining an effective branch manager. Each branch manager has primary responsibility for managing the operations of the branch office including the recruiting, daily dispatch and payment of temporary employees. Other key responsibilities consist of identifying and serving new customers, sales and marketing efforts, and collection of accounts receivable. We commit substantial resources to the training, development, and operational support of our branch managers.

Our Customers. The majority of our customers require temporary employees for short-term projects such as lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work. We currently derive our revenue from a large number of customers and we are not dependent on any individual customer for more than 2% of our annual revenue. During 2004, we served over 318,000 customers. Our ten largest customers accounted for approximately 5% of total revenue in 2004, 2003 and 2002. While a single branch office may derive a substantial percentage of its revenue from an individual customer, the loss of that customer would not have a significant impact on our overall revenue.

Many customers use us to screen prospective employees for future permanent hires. Because we typically do not charge a fee if a customer hires our temporary employee, customers have the opportunity to observe the prospective employee in an actual working situation, minimizing the expense of employee turnover and personnel agency fees. We recruit temporary employees daily so that we can be responsive to the planned as well as unplanned needs of the businesses we serve. Our customers know we can respond quickly to their labor needs. Under our “satisfaction guaranteed” policy, temporary employees unsatisfactory to our customer are promptly replaced and the customer is not charged for their time if the customer notifies us within the first two hours of work. Accounts receivable adjustments related to all customer credits, including those related to our satisfaction guarantee, totaled 0.4%, 0.5% and 0.6% of revenue for 2004, 2003 and 2002, respectively.

Our Temporary Employees. During 2004, we put approximately 600,000 different people to work. Most temporary employees find our “Work Today, Paid Today” policy appealing and arrive at the branch office early in the morning motivated to put in a day’s work and receive their pay at the end of the day. Temporary employees are aware that we typically do not charge a fee if a customer decides to offer them a full-time position. The possibility of locating a full-time position serves as an added incentive to our temporary employees. We attract our pool of temporary employees through flyers, newspaper advertisements, branch office displays and word of mouth. We believe our focus on locating branch offices in areas convenient for our temporary employees, with ready access to public transportation, is particularly important in attracting temporary employees.

Management, Employees and Training. At the end of 2004, we had approximately 2,900 regular employees. Branch managers report to district managers who in turn report to area directors. For positions above branch manager, our recruiting focus is on hiring personnel with experience in managing multi-location operations along with experience in staffing and personnel services.

New branch managers typically undergo four weeks of on-the-job training at a branch office and one week of training at our training center which is located at the corporate office in Tacoma, Washington. Staffed by experienced training professionals, the training center has developed a curriculum, training manuals, and on-line instruction modules for the training program, which include rigorous sessions on topics such as sales, marketing and advertising, payroll and personnel policies, compliance policies, safety, workers’ compensation administration and credit and collections. Customer service representatives receive on-the-job training at the branch office where they work, supplemented by a computerized training program.

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

Sales and Marketing. Marketing is accomplished primarily through local office telemarketing and direct-mail campaigns, yellow-page advertising, personal sales contacts, word of mouth, and radio and billboard advertising. Each branch office is responsible for its own sales and marketing efforts in its local market area in coordination with our corporate marketing and advertising department. The branch manager is primarily responsible for sales and customer service, with all branch employees being involved in sales and customer relations. We also conduct direct-mail campaigns in local market areas of branch offices as needed. We have a National Sales Department focused on generating and cultivating relationships with large customers who use multiple branch offices at the same time.

Workers’ Compensation Program. We provide workers’ compensation insurance coverage for our temporary and regular employees. While we have primary responsibility for all claims, our insurance coverage purchased from independent, third-party carriers provides reimbursement for certain losses and expenses beyond the deductible limits. For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), our current policy covers any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis. This results in our being substantially self-insured. See Item 7 of Part II and the notes to our consolidated financial statements under Item 8 of Part II of this Form 10-K, for additional discussion regarding the impact of collateral requirements on workers’ compensation.

Safety Programs. We emphasize safety awareness by training our employees, issuing basic safety equipment, visiting job sites, and communicating with customers to promote job site safety. Temporary employees are provided safety videos and manuals. Bulletin boards with safety-related posters are prominently displayed. Branch office personnel are trained to discuss job safety parameters with customers on incoming work order requests. Managers conduct job site visits for new customer job orders and periodic “spot checks” of existing customers to review safety conditions at job sites. Temporary employees are encouraged to report unsafe working conditions to us.

During 2004, we advanced our efforts in reducing workplace injuries through the addition of several initiatives. First, we added safety professionals in certain operating areas. These safety professionals serve as a technical resource to our branch personnel, temporary employees, and customers in recommending changes to our operating and work practices to reduce the frequency of injuries. We will continue to assess the needs for additional safety professionals and anticipate adding additional personnel in certain operating areas in 2005. Second, we implemented additional screening controls to assess the risk of new and existing customers and terminate those relationships if necessary. Third, we implemented additional processes to qualify temporary employees for dispatch and match these employees to suitable jobs. Finally, we also developed additional reporting and accountability practices to monitor accident trends in our operations. As a result of these efforts, our claim frequency dropped approximately 10 percent from 2003 levels. We expect these favorable trends to continue into 2005.

We maintain an inventory of safety equipment at our branch offices. Standard equipment includes hard hats, metal-toed boots, gloves, back braces, earplugs, and safety goggles. Appropriate equipment is checked out to temporary employees based on the type of work to be performed. For example, most construction jobs require steel-toed boots and a hard hat. The branch office staff seeks to ensure that temporary employees take basic safety equipment to job sites.

Information Technology Systems. We have developed our own proprietary software system to process all required credit, billing, collection and temporary worker payroll, together with other information and reporting systems necessary for the management of hundreds of thousands of temporary employees and staff in multiple locations. The system maintains all of our key databases, from the tracking of work orders to payroll processing to maintaining worker records. The current system regularly exchanges all point of sale information between the corporate headquarters and the branch offices, including customer credit information and outstanding receivable balances. Branch offices can run a variety of reports on demand, such as receivables aging, margin reports and customer activity reports. Area directors and district managers are able to monitor their territories from remote locations.

Our system also provides us with key internal controls. Work order tickets are entered into the system at the branch office level. Payroll checks cannot be issued at a branch office without a corresponding work ticket on the computer system. When a temporary employee is paid, the customer’s weekly invoice and the branch office receivables ledger are automatically updated. Printed checks have watermarks and computer-generated signatures that are difficult to duplicate. Most cash receipts are received in lockbox accounts and are matched to customers’ receivable records using an automated data capture system.

Cash Dispensing Machines (CDMs). Temporary employees are generally paid daily and our standard format includes payment by check. However, with a CDM at most branch offices, temporary employees have the choice of being paid each day in cash. If the temporary employee requests cash, the system prints a payroll voucher, in lieu of a check, which contains a unique security code that they use to get their pay from the CDM. For those who choose to receive cash, the CDM dispenses their net pay less the change and a $1 transaction fee for the use of the CDM. Revenue from the CDMs are substantially offset by the direct costs of the CDM program, which include depreciation, taxes, cash delivery and servicing, maintenance, supplies, insurance and other cash handling support costs. However, the primary purpose of the CDM program is to provide an additional service to our temporary employees which most of our competitors do not offer and which we believe enhances our ability to attract temporary employees. The acquisition cost of each CDM used in the United States is approximately $15,000 while the acquisition cost of the CDMs in the United Kingdom and Canada is approximately $30,000 per machine.

Economics of Branch Offices. We have standardized the process of opening branch offices for each of the countries in which we operate.  When we open a new branch, we invest in training, equipment, including a CDM in some offices, and we incur start-up costs related to the losses those branch offices produce while they are in their initial growth period.  On average, we incurred start-up costs, including net operating losses, of approximately $55,000 per branch in 2003 for new branch openings.  These branch offices took approximately 19 months, on average, to achieve profitability on a trailing-12-month basis.  For branch offices opened during 2004, the average start-up cost, including net operating losses, was approximately $40,000. New branch offices are expected to generate revenue sufficient to cover their operating costs within one to two years. The volume necessary for profitable operations ranges from $450,000 to $750,000 per year.  Branch offices in operation at the end of the year and open for at least one full year generated average annual revenue of approximately $1.3 million per branch in 2004. See Note 12 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

Criteria for New Branch Offices. We identify desirable areas for locating new branch offices using a demographic model that analyzes the potential supply of temporary employees and customer demand based on a zip code resolution of employment figures, demographics and the relative distance to our nearest existing branch office. In addition, we locate branch offices in areas convenient for our temporary employees, which are near public transportation, and have parking available. After establishing a branch office in a metropolitan area, we have often clustered additional locations within the same area if demand for our services was strong enough. Multiple locations in a market reduce both opening costs and operating risk for new branch offices because direct mail and other advertising costs are spread among more branch offices and because the new branch office benefits from existing customer relationships and established Labor Ready brand recognition.

SEASONALITY

Our business includes an element of seasonal fluctuation. Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months. Inclement weather can slow construction and landscaping activities in such periods. As a result, we generally experience an increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months. Additionally, our gross profit has generally fluctuated as our mix of business changes from quarter to quarter.

COMPETITION

The short-term, manual labor sector of the temporary services industry is highly competitive with low barriers to entry. A large percentage of temporary staffing companies serving this sector of the industry are local operations with fewer than five offices. Within local or regional markets, these firms actively compete with us for business. In most areas, no single company has a dominant share of the market. The primary basis of competition among local firms is price, service and the ability to provide the requested amount of temporary employees on time. While entry to the market has limited barriers, lack of working capital frequently limits the growth of smaller competitors.

Although there are many large full-service and specialized temporary staffing companies competing in national, regional and local markets, those companies have not yet aggressively expanded in our market niche. One or more of these competitors may decide at any time to enter or expand their existing activities in the short-term labor market and provide new and increased competition to us. We believe that the primary competitive factors in obtaining and retaining customers are the cost of temporary labor, the quality of the temporary employees provided, the responsiveness of the temporary staffing company, and the number and location of offices. The presence of one or more temporary staffing competitors in a particular market can create significant pricing pressure and this pricing pressure can adversely impact profit margins. See Item 7 of Part II of this Form 10-K – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors: Issues and Uncertainties.

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

Workplace Safety. We are subject to a number of state and federal statutes and administrative regulations pertaining to the safety of our employees. These laws generally require us to provide general safety awareness and basic safety equipment to our temporary employees.

Proposed New Regulations. See Item 7 of Part II of this Form 10-K – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors: Issues and Uncertainties.

PATENTS AND TRADEMARKS

Our business is not presently dependent on any patents, licenses, franchises or concessions. “Labor Ready,” “Spartan Staffing,” and service marks such as “Work Today, Paid Today” and “Work Today, Cash Today” are registered with the U.S. Patent and Trademark Office. We have also been granted a patent by the U.S. Patent and Trademark authorities for the system of controlling a network of CDMs for the disbursement of payroll.

d) Financial Information About Geographic Areas

The following table depicts our revenue derived from within the United States and that derived from other countries for the past three years (in thousands).

	2004		2003		2002
United States (including Puerto Rico)	$965,454	92.5%	$833,131	93.5%	$811,803	94.1%
Canada and the United Kingdom	78,782	7.5%	58,060	6.5%	50,930	5.9%

Total revenue from services	$1,044,236	100%	$891,191	100%	$862,733	100%

The following table depicts our net property and equipment located in the United States and the net property and equipment located in other countries for the past three years (in thousands).

	2004		2003		2002
United States (including Puerto Rico)	$22,680	90.1%	$25,730	90.3%	$29,263	93.7%
Canada and the United Kingdom	2,494	9.9%	2,759	9.7%	1,954	6.3%

Total property and equipment, net	$25,174	100%	$28,489	100%	$31,217	100%

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

Item 2.      PROPERTIES

We lease virtually all of our branch offices.  Under most of these leases, both parties to the agreement have the right to terminate the lease on 90 days notice and upon payment of an early termination penalty equivalent to three months rent.  A small percentage of leases provide for a minimum lease term in excess of one year. We own a 157,000 square foot office building with an attached parking garage in downtown Tacoma, Washington, which serves as our headquarters.  We also own one branch office in Tacoma and two in Florida.  Management believes all of our facilities are currently suitable for their intended use.  See Note 12 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

Item 3.      LEGAL PROCEEDINGS

See Note 12 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K (listed under Legal Contingencies and Developments, below).

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Market Information

Our Company’s common stock is listed on the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the New York Stock Exchange:

Quarter Ended	High	Low

March 28, 2003	$6.69	$5.08
June 27, 2003	$7.46	$5.06
September 26, 2003	$10.70	$6.99
January 2, 2004	$13.47	$9.91
April 2, 2004	$14.40	$11.10
July 2, 2004	$15.94	$10.90
October 1, 2004	$15.11	$11.63
December 31, 2004	$17.02	$13.29

b) Holders of the Corporation’s Capital Stock

We had approximately 555 shareholders of record as of February 23, 2005.

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

d) Recent Sales of Unregistered Securities

None

e) Issuer Purchases of Equity Securities

None

Item 6.      SELECTED FINANCIAL INFORMATION

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Summary Consolidated Financial And Operating Data
(in thousands, except per share data and number of offices)

	2004	2003	2002	2001	2000
Statement of Income Data:
Revenue from services	$1,044,236	$891,191	$862,733	$916,965	$976,573
Gross profit	317,177	266,313	250,072	275,054	292,480
Selling, general and administrative expenses	244,606	226,019	220,216	252,739	268,379
Income before tax expense	59,845	27,567	17,902	14,867	15,945
Net income	$ 36,313	$ 17,531	$ 11,586	$ 9,215	$ 10,059

Net income per common share
Basic	$ 0.87	$ 0.43	$ 0.28	$ 0.23	$ 0.24
Diluted	$ 0.75	$ 0.41	$ 0.28	$ 0.23	$ 0.24
Weighted average shares outstanding (1)
Basic	41,674	40,387	41,017	40,573	42,295
Diluted	52,289	50,916	41,771	40,702	42,508

Operating Data (unaudited):
Revenue from offices open for full year	$ 980,672	$875,848	$855,591	$882,697	$877,115
Revenue from offices opened or acquired during year	59,717	11,561	4,724	10,940	81,453
Revenue from offices closed during year	3,847	3,782	2,418	23,328	18,005

Total	$1,044,236	$891,191	$862,733	$916,965	$976,573

Branch offices open at period end	815	779	748	756	816

	At Year End,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Current assets	$261,058	$206,749	$177,290	$133,941	$150,406
Total assets	444,107	373,717	328,559	224,679	214,319
Current liabilities	76,508	70,830	57,836	53,198	50,598
Long-term liabilities	165,205	148,748	138,612	51,788	51,617
Total liabilities	241,713	219,578	196,448	104,986	102,215
Shareholders' equity	202,394	154,139	132,111	119,693	112,104
Cash dividends declared (2)	--	--	--	--	23
Working capital	$184,550	$135,919	$119,454	$ 80,743	$ 99,808

(1)	Weighted average shares outstanding are described in Note 11 to the Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

(2)	Represents cash dividends paid on preferred stock. In 2000, we repurchased all outstanding preferred stock. To date, we have not paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. See Item 5 - "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in connection with our Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this document.

Executive Overview

Labor Ready is a national provider of temporary employees for manual labor jobs. Our customers are primarily businesses in the transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale and sanitation industries. During 2004, we put approximately 600,000 people to work through our branch offices in all 50 of the United States, in Puerto Rico, in six provinces of Canada and in the United Kingdom. We served more than 318,000 customers in 2004 and are not dependent on any individual customer for more than 2% of our annual revenue. Our annual revenue was $1,044 million in 2004, $891 million in 2003 and $863 million in 2002.

In 2004 we achieved over $1.0 billion in revenue for the first time in our 15 year history. Our success this year reflects an improving U.S. economy and the impact on net income from leveraging our fixed costs with increased revenues. This leverage was enhanced by a positive pricing environment that resulted in improved gross profits. Gross profit reflects the difference between our revenue from services and the cost of services. Cost of services includes the wages and related payroll taxes of temporary employees, workers’ compensation expense and transportation.

As a provider of manual labor, workers’ compensation expense plays a large part in our business, and we were pleased with the positive developments we experienced in our workers’ compensation program in 2004. First, we added safety professionals in certain operating areas. These safety professionals serve as a technical resource to our branch personnel, temporary employees, and customers in recommending changes to our operating and work practices to reduce the frequency of injuries. We will continue to assess the needs for additional safety professionals and anticipate adding additional personnel in certain operating areas in 2005. Second, we implemented additional screening controls to assess the risk of new and existing customers and terminate those relationships if necessary. Third, we implemented additional processes to qualify temporary employees for dispatch and match these employees to suitable jobs. Finally, we also developed additional reporting and accountability practices to monitor accident trends in our operations. As a result of these efforts, our claim frequency dropped approximately 10 percent from 2003 levels. The benefits of these improvements were somewhat offset this year by costs of the Novation described in Note 4 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K. However, we are expecting these favorable trends in accident frequency to continue into 2005.

We had 815 operating branch offices as of the end of 2004. We see opportunities for growth of our business, including opportunities to expand our operations in the United Kingdom. We expect to open approximately 35 new branch offices in 2005, five of which are expected to be in the United Kingdom. While we do not anticipate closing a significant number of branch offices in 2005, we will continue to analyze the performance and financial viability of each of our offices. We are continuing to focus on increasing the revenue and profitability in each branch office through the implementation of measures designed to improve customer satisfaction, marketing effectiveness and retention and training of our branch office staff along with continuing to control our operating costs.

We purchased Spartan Staffing (“Spartan”) at the onset of the second quarter in 2004. Spartan has a total of 28 branch offices in Florida, North Carolina, South Carolina, and Texas. Eighteen of these offices operate under the name “Workforce” and have a business model similar to Labor Ready’s. The other ten offices operate under the name “Spartan Staffing” and focus on longer term, light industrial staffing for small and mid-sized businesses. The Spartan offices provide similar services, serve a similar customer base, and have expected operating margins comparable to Labor Ready branch offices. Our expansion strategies combined with the Spartan purchase led to a net increase of 36 branch locations during 2004.

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

Summary of Critical Accounting Policies. Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to workers’ compensation claims, bad debts, contingencies and litigation and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Also see Note 1 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

Workers’ Compensation Reserves. We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using management’s judgment and expectations, as well as actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At December 31, 2004, our reserves are set at the estimate provided by our independent actuary and are discounted at rates ranging from 3.79% to 4.45%. We evaluate the reserve regularly throughout the year and make adjustments as needed. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

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

Income Taxes and Related Valuation Allowances. We account for income taxes by recording taxes payable or refundable for the current year operating results and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized when we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized, based upon our judgments regarding future events and past operating results. We also provide a reserve for tax contingencies when we believe a probable and estimable exposure exists.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 8 of Part II in this Form 10-K.)

Cash Flows from Operations
Net cash provided by operating activities was $63.7 million, $33.8 million and $41.7 million in 2004, 2003 and 2002, respectively. The largest increases in cash flows from operations during 2004 were mostly related to the significant growth in our net income and increases in our workers’ compensation claims reserve. Our net income for 2004 was $36.3 million compared to $17.5 million for 2003. The workers’ compensation reserve increased $23.5 million during 2004 compared to a $14.9 million increase during 2003. The growth in our workers’ compensation claims reserve is the result of increased exposure base which is related to increased revenue. The reserve is increased in relation to temporary payroll hours billed and reduced as we pay claims over a weighted average five year payment pattern. In 2003, we only experienced 3% revenue growth and saw a slower growth in our workers’ compensation claims reserve balances, resulting in a smaller adjustment to operating cash flows in 2003 versus 2002.

The largest decrease in cash flows from operations during 2004 is related to the funding of our accounts receivable balance. Our accounts receivable balance was higher at the end of this year than at the end 2003 mainly due to increased same branch revenue of approximately 12.0% in the fourth quarter of 2004 compared to the fourth quarter of 2003. During the fourth quarter of 2004 we also experienced 6.0% higher revenue than the fourth quarter of 2003 related to the addition of the Spartan and Workforce branches we purchased in the second quarter of 2004. It is also a reflection of continued sales growth in our international operations since the customary payment cycle of our Canadian and UK customers is slightly longer than in our US operations. As we increase our overall number of branch offices and our operations in the United Kingdom, we expect our days of sales in accounts receivable will grow slightly resulting in a use of cash to fund the UK receivables.

We typically pay our temporary employees on a daily basis, bill our customers weekly and, on average, collect monthly. Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows From Investing Activities
We used net cash in investing activities of $19.8 million, $24.0 million, and $86.0 million in 2004, 2003 and 2002, respectively. The changes in net cash used in investing activities for 2004 compared to 2003 are due mostly to changes in restricted cash and other assets, marketable securities and the purchase of Spartan. We significantly decreased our net investment in marketable securities in 2004, with $11.9 million invested at the end of 2004 compared to $25.3 million invested at the end of 2003. This decrease was offset by the increase in our restricted cash and other assets account, which grew by $17.8 million during 2004 compared to growth of $15.5 million during 2003. Our restricted cash and other assets are used primarily to collateralize our workers’ compensation program. Changes in the mixture of these accounts are due mostly to periodic shifts in the form and mix of collateral making up our total workers’ compensation commitments. At December 31, 2004, we had $172.1 million of total collateral commitments compared to $165.7 million at January 2, 2004.

The $62.0 million decrease in net cash used in investing activities in 2003 compared to 2002 is due mostly to the fact that during 2002 we replaced nearly all of our unsecured surety bonds with cash, which significantly increased our restricted cash balance at the end of 2002.

Cash Flows from Financing Activities
Net cash provided by financing activities was $0.4 million, $2.3 million and $64.1 million in 2004, 2003 and 2002, respectively. Cash provided by financing activities for 2004 is the result of increased activity in the exercise of stock options by our employees.

During 2003, we repurchased and retired approximately 839,000 shares of common stock for $5.0 million. Our Board of Directors has authorized repurchases of up to an additional 1.4 million shares. We repurchased and retired approximately 579,000 shares of common stock for $3.7 million in 2002. There were no repurchases of common stock during 2004.

We had net cash provided by financing activities of $64.1 million in 2002 due to net proceeds of $67 million from the issuance of the Notes.

Capital Resources
In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February of 2006. The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to our wholly-owned and consolidated subsidiary, Labor Ready Funding Corporation. The Accounts Receivable Facility includes a corporate guarantee by us and requires that we meet certain financial covenants. Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit. The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash. We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 2.5% above the Prime Rate. We are currently in compliance with all covenants related to the Accounts Receivable Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts that we control as well as cash deposits held by our insurance carriers. We ended 2004 with restricted cash in our Workers’ Assurance Program totaling $119.1 million. Of this cash, $117.2 million was committed to insurance carriers leaving $1.9 million available for future needs. Subsequent to December 31, 2004, we deposited $14.5 million of our restricted cash with our insurance carrier and anticipate depositing an additional $9.6 million prior to our insurance renewal in July 2005.  We also increased the amount of our restricted cash balances subsequent to December 31, 2004 by transferring an additional $23.0 million into our Workers’ Assurance Program. We currently have the ability to restrict up to an additional $30.0 million during 2005 through the use of this program.

In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”). As of the end of 2004 the available borrowing amount was $8.6 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at our option. The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires. The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

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

Workers’ Compensation Collateral and Claims Reserves
As described in Notes 4 and 7 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K, we provide workers’ compensation insurance to our temporary and regular employees. Our workers’ compensation insurance policies must be renewed annually. At the beginning of July 2004 we renewed our coverage with American International Group, Inc. (AIG) for occurences in the period from July 2004 through June 2005. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), our current policy covers any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis. This results in our being substantially self-insured. See the notes to our consolidated financial statements under Item 8 of Part II of this Form 10-K, for additional discussion.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they are responsible. Such amounts can increase or decrease independent of our assessments and reserves. At the end of 2004 and 2003 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers' Compensation Commitments as of:

	December 31,	January 2,
	2004	2004
Workers’ Assurance Program cash and cash-backed instruments	$116.7	$77.6
Accounts Receivable Facility letters of credit	40.1	73.2
Cash-backed instruments	9.5	9.0
Unsecured surety bonds	5.8	5.9

Total Collateral Commitments	$172.1	$165.7

Our workers’ compensation commitments increased $6.4 million from 2003 to 2004. The increase is primarily attributable to the growth in our workers’ compensation reserve as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program. Also, due to the completion of a Novation as discussed in Note 4 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K, we received a collateral reduction of $16.7 million in fourth quarter of 2004 and eliminated most of the letters of credit associated with our former Kemper program.

Our total collateral commitments exceed our workers’ compensation reserve due to several factors including the following which are quantified below: (a) our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve, (b) a delay in the release of collateral related to claims that have been previously paid and, therefore, are no longer reflected in the reserve, (c) collateral posted with the current insurance carrier ahead of the obligation being incurred, (d) the obligation to post excess collateral for claims not yet paid based on requirements specific to the insurance carrier and (e) discounted reserves for certain losses and expenses beyond the deductible limits.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve balance as of the period end dates presented (in millions):

	2004	2003
Ending workers’ compensation reserve:	$135.6	$112.2
a) Discount on reserves	26.9	23.6
b) Unreleased collateral posted on claims that have been paid	7.0	24.4
c) Collateral posted with current provider ahead of obligation incurred	8.8	11.1
d) Excess collateral on claims not yet paid	6.1	6.2
e) Reserves for claims above our deductible (“excess claims”), net of discount	(12.3)	(11.8)

Total Collateral Commitments	$172.1	$165.7

Subsequent to December 31, 2004, we deposited $14.5 million of our restricted cash with our insurance carrier and anticipate depositing an additional $9.6 million prior to our insurance renewal in July 2005.  We also increased the amount of our restricted cash balances subsequent to December 31, 2004 by transferring an additional $23.0 million into our Workers’ Assurance Program. We currently have the ability to restrict up to an additional $30.0 million during 2005 through the use of this program.

The Accounts Receivable Facility letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of the end of 2004. Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount. The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our Worker’s Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers. The letters of credit bear fluctuating annual fees, which were approximately 0.47% of the principal amount of the letters of credit as of the end of 2004.

Generally, our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims. Although the estimated claims are expensed as incurred, the claim payments are made over a weighted average period of approximately five years. Collateral for our workers’ compensation program is posted with various state workers’ compensation programs and insurance carriers based upon their assessments of our potential liabilities. Due to the timing difference between the recognition of expense and claim payments as described above, we generally anticipate that both our reserves and our collateral obligations will continue to grow.

The following table provides an analysis of changes in our workers’ compensation claims reserves (in thousands). Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.

	2004	2003	2002
Beginning balance	$112,158	$97,253	$74,230

Self-insurance reserve expense
Expenses related to current year (net of discount)	60,978	53,688	40,995
Expenses (income) related to prior year reserves	(7,691)	(3,178)	15,208

Total	53,287	50,510	56,203

Amortization of prior year discount	5,313	4,065	2,536

Payments
Payments related to current year claims	(10,236)	(9,317)	(7,183)
Payments related to claims from prior years	(25,429)	(30,748)	(29,656)

Total	(35,665)	(40,065)	(36,839)

Change in excess claims reserve	519	395	1,123

Ending balance	135,612	112,158	97,253
Less current portion	41,683	36,170	32,215

Long-term portion	$93,929	$75,988	$65,038

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals. Our policy is to set our reserve at the estimate provided by our independent actuary unless significant trends or fact patterns warrant otherwise. Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes. Our claims reserves are discounted to their estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claim. At December 31, 2004 our reserves are discounted at rates ranging from 3.79% to 4.45%.

Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuaries and appropriate discount rates and estimated payment patterns. Factors that have caused our estimated losses for prior years to change include, among other things, (i) inflation of medical and indemnity costs at a rate higher than originally anticipated, (ii) regulatory and legislative developments that have increased benefits and settlement requirements in several states, (iii) a different mix of business than previously anticipated, (iv) the impact of safety initiatives implemented, and/or (v) positive or adverse development of claim reserves.

Other
Included in cash and cash equivalents as of December 31, 2004 is cash held within branch office CDMs for payment of temporary payrolls in the amount of approximately $14.8 million compared to $15.8 million at January 2, 2004.

Our capital expenditures for 2004, 2003 and 2002, including assets acquired via capital leases, were $5.6 million, $5.7 million and $3.7 million, respectively. We anticipate that our capital expenditures will be approximately $6.4 million in 2005.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table provides a summary of our contractual obligations as of the end of 2004:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2005	2006 through 2007	2008 through 2009	2010 and later
Long-term debt (a)	$70,000	$ --	$ 70,000	$ --	$ --
Interest on long-term debt (a)	10,938	4,375	6,563	--	--
Capital lease obligations (b)	2,984	1,613	1,166	205	--
Operating leases (c)	8,390	3,298	3,640	990	462
Purchase obligations (d)	2,939	2,939	--	--	--
Other long-term obligations (e)	11,098	5,988	5,110	--	--
Other cash obligations (f)	24,154	24,154	--	--	--

Total Contractual Cash Obligations	$130,503	$42,367	$86,479	$1,195	$462

(a)	Convertible Subordinated Notes further described in Note 6 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K
(b)	Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.
(c)	Excludes all payments related to branch office leases cancelable within 90 days. See Note 12 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.
(d)	Binding purchase orders for goods or services outstanding at December 31, 2004.
(e)	Voice and data service contracts.
(f)	Collateral obligations related to workers' compensation policy year ended June 30, 2005.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of the end of 2004:

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total	2005	2006 through 2007	2008 through 2009	2010 and later
Accounts Receivable Facility (g)	$ 80,000	--	$80,000	--	--
Line of credit (h)	8,600	500	8,100	--	--
Cash-backed instruments (g)	9,452	9,452	--	--	--
Unsecured surety bonds	7,500	7,500	--	--	--

Total Commercial Commitments	$ 105,552	$17,452	$88,100	--	--

Other Commitment Capacity

Workers’ Assurance Program (i)	119,145

Total Commercial Commitments and
other Collateral Capacity	224,697

Total Collateral Commitments
Outstanding at the end of 2004	(172,095)

Available Commitment Capacity	$ 52,602

(g)	See Note 12 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.
(h)	No balance outstanding. See description of Revolving Credit Facility in Note 12 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K
(i)	See description in Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Form 10-K.

Subsequent to December 31, 2004, we deposited $14.5 million of our restricted cash with our insurance carrier and anticipate depositing an additional $9.6 million prior to our insurance renewal in July 2005.  We also increased the amount of our restricted cash balances subsequent to December 31, 2004 by transferring an additional $23.0 million into our Workers’ Assurance Program. We currently have the ability to restrict up to an additional $30.0 million during 2005 through the use of this program.

Results of Operations

The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Income for the periods indicated:

	2004	2003	2002
Revenue from services	100.0%	100.0%	100.0%
Cost of services	69.6	70.1	71.0
Gross profit	30.4	29.9	29.0
Selling, general and administrative expenses	23.4	25.4	25.5
Depreciation and amortization	1.0	0.9	1.1
Interest expense and other income, net	0.3	0.5	0.3
Income before tax expense	5.7	3.1	2.1
Net income	3.5	2.0	1.3

Branch Offices and Revenue from Services. The number of offices increased to 815 at December 31, 2004 from 779 locations at January 2, 2004, a net increase of 36 branch offices or 4.6%. Revenue for 2004 increased 17.2% compared to 2003. The change in revenue was made up of the following five components: (a) an 11.3% increase in same store branch revenue, defined as those branch offices opened one year or longer, (b) a 5.1% increase due to branches acquired in the Spartan purchase (c) a (1.0%) decline in revenue related to closed branch offices, (d) a 1.9% increase in revenue from new branch offices and (e) a net (0.1%) decline from foreign currency translation and additional sales days in prior year due to our transition to a 52/53-week fiscal year.

The number of offices increased to 779 at January 2, 2004 from 748 locations at December 31, 2002, a net increase of 31 branch offices or 4.1%. Revenue for 2003 increased 3.3% compared to 2002. The change in revenue was made up of the following four components: (a) a 2.1% increase in same store branch revenue, defined as those branch offices opened one year or longer, (b) a (1.1%) decline in revenue related to closed branch offices, (c) a 1.2% increase in revenue from new branch offices opened this year, and (d) a 1.1% benefit from foreign currency translation and two additional days of sales due to our transition to a 52/53-week fiscal year.

Revenue from our international operations for 2004 was approximately 7.5% of our total revenue compared to 6.5% and 5.9% for 2003 and 2002, respectively.

Cost of Services and Gross Profit.
Cost of services was 69.6% of revenue for 2004 compared to 70.1% and 71.0% for 2003 and 2002, respectively. The decrease in cost of services as a percent of revenue between 2004 and 2003 is due to the fact that our average bill rate increased by 2.7% during 2004, while our average pay rate increased 1.6%. Additionally, workers’ compensation expense as a percent of revenue declined to 7.3% from 7.4% a year earlier. As a result, our gross profits were 30.4% for 2004 compared to 29.9% and 29.0% for 2003 and 2002, respectively.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses as a percentage of total revenue have decreased as we continue to make a company-wide, concerted effort to control costs while at the same time increasing average branch revenue. SG&A expenses were 23.4% of revenue for 2004 and 25.4% and 25.5% of revenue for 2003 and 2002, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense as a percentage of revenue was 1.0%, 0.9% and 1.1% for 2004, 2003 and 2002, respectively.  The increase in 2004 relates to additional amortization expense associated with our leasehold improvements.

Interest Expense and Other Income, Net. We recorded net interest expense and other income of ($2.6) million in 2004 compared to ($4.3) million in 2003 and ($2.8) million for 2002. The change between 2004 and 2003 is attributable to an increase in other income in 2004 as a result of a legal settlement and an increase in interest income in 2004 as short-term interest rates rose on our growing cash balances. The increase in interest expense in 2003 is a result of the interest on the 6.25% Convertible Subordinated Notes due 2007 (the “Notes”) that were issued in June 2002.

Income Tax.  Our effective tax rate was 39.3% in 2004 compared to 36.4% in 2003 and 35.3% in 2002.  The increase in 2004 as compared to 2003 is largely attributable to greater growth in operating income relative to growth in Work Opportunity, Welfare to Work and Empowerment Zone employment tax credits.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal credits, certain non-deductible expenses and the valuation allowance discussed below.

We had a net deferred tax asset of approximately $6.5 million at the end of 2004, resulting primarily from workers’ compensation reserves, allowance for doubtful accounts, reserves for contingent legal liabilities and domestic and foreign net operating loss carryforwards.  We assessed our past earnings history and trends, projected sales, expiration dates of loss carry-forward amounts, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against certain domestic and foreign net operating loss carryforwards in the amount of $7.1 million at December 31, 2004, $5.3 million at January 2, 2004 and $3.9 million at December 31, 2002.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (“Act”). The Act provides for a special one-time deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. Under the Act, we may choose to repatriate earnings from any or all of our foreign investments and may apply the special one-time deduction to any repatriated amounts, provided certain criteria are met.

We are evaluating the effects of the repatriation provision for each of our several foreign investments and expect to complete the evaluation prior to the end of the fourth quarter of 2005. By the end of 2005, we will decide upon repatriation and reinvestment plans. At this time, we cannot reasonably estimate the range of the income tax effects of a repatriation of any earnings from our foreign investments.

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
The short-term, light industrial niche of the temporary services industry is highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary staffing companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly for provision of light industrial personnel, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins remains intense, and we cannot assure you that it will not continue. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

If we are not able to obtain insurance on commercially reasonable terms, our financial condition or results of operations could suffer.
We are required to pay workers’ compensation benefits for our temporary and regular employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers’ compensation insurance coverages. Under our current workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. While we have secured coverage with American International Group, Inc. (“AIG”) for occurences in the period from July 2004 through June 2005, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after June 2005. In the event we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

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
We are required to maintain commitments such as cash and cash-backed instruments, irrevocable letters of credit, or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. We pledge cash or other assets in order to secure these commitments. We sometimes face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will continue to increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution of earnings to our existing shareholders.

Our reserves for workers’ compensation claims, allowance for doubtful accounts, and other liabilities may be inadequate, and we may incur additional charges if the actual costs of these claims exceed the amounts estimated.
We maintain a reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. This reserve, which reflects potential liabilities that span several years, is discounted to its estimated net present value using a discount rate selected by management pursuant to our accounting policy. We evaluate the accrual rates for our reserves regularly throughout the year and make adjustments as needed. If the actual cost of such claims and related expenses exceed the amounts estimated, or if the discount rate represents an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required.  We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s estimates and judgments of the scope and likelihood of these liabilities. We cannot assure you that our reserves are adequate. If the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

Some insurance companies with which we have previously done business are in financial distress, and one has been relieved of its insurance obligations to us. If our insurers do not fulfill their obligations, we could experience significant losses.
Prior to our current policy with AIG, we purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company (Kemper) provided coverage for occurrences commencing in 2001 through June 30, 2003. Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us. Legion and Reliance are currently in liquidation and Kemper is in financial distress. In December 2004, we executed a Novation agreement pursuant to which we relinquished insurance coverage and assumed all further liability for all claims originating in the Kemper policy years. We cannot assure you that claims originating in the Kemper policy years will not experience unexpected adverse developments or that the amounts we have reserved to pay for those claims are adequate.

Legion and Reliance have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”). We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we have concluded it is likely that we will be unable to obtain reimbursement for at least a portion of these excess claims. To the extent we experience additional claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may continue to be forced to satisfy some or all of those claims directly; this in turn could harm our financial condition or results of operations.

We may be exposed to employment-related claims and costs that could harm our business, financial condition or results of operations.
We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity and other claims. From time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these regulations. We have in the past been found, and may in the future be found, to have violated regulations or other regulatory requirements applicable to our operations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and harmful to our business. We currently maintain insurance for certain types of employer liability with coverage above a $2.5 million deductible per occurrence with a maximum aggregate coverage of $10.0 million per claim. We cannot assure you that we will not experience these problems in the future or that our insurance will be sufficient in amount or scope to cover any of these types of liabilities or that we will be able to continue to secure insurance coverage for such events on terms that we find commercially reasonable.

A significant portion of our revenue is derived from operations in a limited number of markets. Recessions in these markets have harmed and could continue to harm our operations.
A significant portion of our revenue is derived from our operations in a limited number of states. Total revenue generated from operations in California, Texas and Florida, accounted for approximately 35.0% of our overall revenue in each of 2004, 2003 and 2002. The California economy was particularly hard-hit by the most recent economic recession. California is our largest market and economic weakness in this region or our other key markets could harm our business.

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
As of December 31, 2004, we had 47 branch offices in the United Kingdom and 35 in Canada. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:

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

We cannot assure you that we will effectively deal with the challenges of expanding our foreign operations and our attempts to do so could harm our financial position or results of operations.

We are continually subject to the risk of new regulation, which could harm our business.
In the past, a number of bills were introduced in Congress and various state legislatures which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary employees receive the same pay and benefits as our customers’ regular employees, prohibition on fees charged in connection with our CDMs and a requirement that our customers provide workers’ compensation insurance for our temporary employees. We take a very active role and incur expense in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of this legislation will not be enacted, in which event demand for our service may suffer.

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
We incur significant costs to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers’ compensation and unemployment insurance. We cannot assure you that we will be able to increase fees charged to our customers to offset increased costs relating to these laws and regulations. If we incur additional costs to comply with these regulations and we are not able to increase the rates we charge our customers to fully cover any such increase, our margins and operating results may be harmed.

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

Our business depends extensively on recruiting and retaining qualified branch managers. If we are not able to attract a sufficient number of qualified branch managers, our future growth and financial performance may suffer.
We rely heavily on the performance and productivity of our branch managers, who manage the operation of the branch offices, including recruitment and daily dispatch of temporary employees, marketing and providing quality customer service. We have historically experienced a high degree of turnover among our branch managers. As a result, we must continue to recruit a sufficient number of managers to staff new offices and to replace managers lost through attrition or termination. Our future growth and financial performance depends on our ability to hire, train and retain qualified managers from a limited pool of qualified candidates who frequently have no prior experience in the temporary employment industry.

Our credit facilities require that we meet certain levels of financial performance. In the event we fail either to meet these requirements or have them waived, we may be subject to penalties and we could be forced to seek additional financing.
Our credit facilities contain strict financial covenants. Among other things, these covenants require us to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses. In the past we have negotiated amendments to these covenants to ensure our continued compliance with their restrictions. We cannot assure you that our lender would consent to such amendments on commercially reasonable terms in the future if we once again required such relief. In the event that we do not comply with the covenants and the lender does not waive such non-compliance, we will be in default of our credit agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances. Moreover, the indenture governing our Convertible Subordinated Notes (“Notes”) and a number of our smaller loan arrangements contain cross-default provisions, which accelerate our indebtedness under these arrangements in the event we default under our credit facilities. Accordingly, in the event of a default under our credit facilities, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

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
We require significant working capital in order to operate our business. We have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.  We invest significant cash into the opening and operations of new branch offices until they begin to generate revenue sufficient to cover their operating costs.  We also pay our temporary personnel on a daily basis and bill our customers on a weekly basis.  As a result, we must maintain cash reserves to pay our temporary personnel prior to receiving payment from our customers.  In addition, we are required to pledge certain short-term assets to secure letters of credit and to pledge other assets to collateralize certain of our workers’ compensation obligations. These collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes.  As a result of these factors, if our available cash balances and borrowing base under our existing credit facilities do not grow commensurate with the growth in our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

Our information and computer processing systems are critical to the operations of our business and any failure could cause significant problems.
Our information technology systems, located at our headquarters, are essential for data exchange and operational communications with branch offices throughout the country. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely hamper our business and could require that we commit significant additional capital and management resources to rectify the problem.

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

Determinations that we have misclassified the jobs performed by our temporary employees for workers’ compensation insurance purposes in our monopolistic states, even if the misclassifications are inadvertent, could result in us owing penalties to government regulators and/or having to record additional expense.
In five states, Canada and Puerto Rico, (our monopolistic states) we pay workers’ compensation insurance premiums directly to the government in amounts based in part on the classification of jobs performed by our employees. From time to time, we are subject to audits by various state regulators regarding our classifications of jobs performed by our employees. If it is determined that we have materially misclassified a significant number of our employees, we could be required to pay significant amounts of additional premium as well as penalites and interest.

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

Item 7A.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. At the end of 2004, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase in interest rates immediately and uniformly by 10% from our 2004 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of the end of 2004, our marketable securities consist of revenue bonds and other municipal obligations, the vast majority of which have maturity dates of less than one year. Therefore, an increase in interest rates immediately and uniformly by 10% from our 2004 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

We have a certain amount of assets and liabilities denominated in certain foreign currencies related to our international operations. We have not hedged our foreign currency translation risk and we have the ability to hold our foreign-currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates will have a material impact on future operating results or cash flows.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements
      Consolidated Balance Sheets – December 31, 2004 and January 2, 2004
      Consolidated Statements of Income - Fiscal years ended December 31, 2004, January 2, 2004 and December 31, 2002
      Consolidated Statements of Shareholders’ Equity - Fiscal years ended December 31, 2004, January 2, 2004 and December 31, 2002
      Consolidated Statements of Comprehensive Income - Fiscal years ended December 31, 2004, January 2, 2004 and December 31, 2002
      Consolidated Statements of Cash Flows - Fiscal years ended December 31, 2004, January 2, 2004 and December 31, 2002
      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Selected Quarterly Financial Data (unaudited)

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	December 31, 2004	January 2, 2004
CURRENT ASSETS:
Cash and cash equivalents	$128,817	$83,112
Marketable securities	11,947	25,257
Accounts receivable	17,082	7,796
Accounts receivable pledged under securitization agreement	81,428	75,840
Allowance for doubtful accounts	(4,197)	(4,016)
Prepaid expenses, deposits and other	10,342	10,779
Income tax receivable	15,639	940
Deferred income taxes	--	7,041

Total current assets	261,058	206,749

PROPERTY AND EQUIPMENT:
Buildings and land	16,721	15,707
Computers and software	31,201	30,474
Cash dispensing machines	15,140	15,075
Furniture and equipment	2,877	1,858

	65,939	63,114
Less accumulated depreciation and amortization	40,765	34,625

Property and equipment, net	25,174	28,489

OTHER ASSETS:
Restricted cash and other assets	128,607	110,802
Deferred income taxes	6,890	13,671
Other assets	22,378	14,006

Total other assets	157,875	138,479

Total assets	$444,107	$373,717

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2004	January 2, 2004
CURRENT LIABILITIES:
Accounts payable	$14,743	$17,302
Accrued wages and benefits	18,182	14,897
Current portion of workers' compensation claims reserve	41,683	36,170
Current maturities of long-term debt	1,554	2,461
Deferred income taxes	346	--

Total current liabilities	76,508	70,830

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	71,276	72,760
Workers' compensation claims reserve, less current portion	93,929	75,988

Total long-term liabilities	165,205	148,748

Total liabilities	241,713	219,578

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized;
No shares issued and outstanding	--	--
Common stock, no par value, 100,000 shares authorized;
42,338 and 41,102 shares issued and outstanding	63,914	53,441
Cumulative foreign currency translation adjustment	3,577	2,058
Cumulative unrealized gain (loss) on marketable securities	(22)	28
Retained earnings	134,925	98,612

Total shareholders' equity	202,394	154,139

Total liabilities and shareholders' equity	$444,107	$373,717

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal years ended December 31, 2004, January 2, 2004 and December 31, 2002

In Thousands (Except Per Share Data)

	2004	2003	2002
Revenue from services	$1,044,236	$891,191	$862,733

Cost of services	727,059	624,878	612,661

Gross profit	317,177	266,313	250,072

Selling, general and administrative expenses	244,606	226,019	220,216
Depreciation and amortization	10,127	8,395	9,144

Income from operations	62,444	31,899	20,712

Interest expense	(6,690)	(6,766)	(4,638)
Interest and other income	4,091	2,434	1,828

Interest expense and other income, net	(2,599)	(4,332)	(2,810)

Income before tax expense	59,845	27,567	17,902

Income tax	23,532	10,036	6,316

Net income	$36,313	$17,531	$11,586

Net income per common share:
Basic	$0.87	$0.43	$0.28
Diluted	$0.75	$0.41	$0.28

Weighted average shares outstanding:
Basic	41,674	40,387	41,017
Diluted	52,289	50,916	41,771

See accompanying notes to consolidated financial statements.

LABOR READY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Fiscal years ended December 31, 2004, January 2,2004 and December 31, 2002
In Thousands

	2004	2003	2002
Common stock
Balance, beginning of year	$53,441	$50,854	$50,665
Common stock issued on the exercise of
options and warrants including tax benefits	9,079	6,684	2,952
Common stock issued through employee benefit plans	982	860	929
Common stock repurchased	--	(4,957)	(3,692)
Common stock bonus	146	--	--
Restricted stock grants	266	--	--

Balance, end of year	63,914	53,441	50,854

Cumulative foreign currency translation adjustment
Balance, beginning of year	2,058	127	(467)
Foreign currency translation adjustment	1,519	1,931	594

Balance, end of year	3,577	2,058	127

Cumulative unrealized gain on marketable securities
Balance, beginning of year	28	49	--
Unrealized gain (loss) on marketable securities	(50)	(21)	49

Balance, end of year	(22)	28	49

Retained earnings
Balance, beginning of year	98,612	81,081	69,495
Net income	36,313	17,531	11,586

Balance, end of year	134,925	98,612	81,081

Total shareholders' equity	$202,394	$154,139	$132,111

LABOR READY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal years ended December 31, 2004, January 2,2004 and December 31, 2002
In Thousands

	2004	2003	2002
Net income	$36,313	$17,531	$11,586

Other comprehensive income:
Foreign currency translation adjustment	1,519	1,931	594
Unrealized gain (loss) on marketable securities	(50)	(21)	49

Other comprehensive income before tax	1,469	1,910	643
Income tax related to other comprehensive income	(577)	(695)	(227)

Other comprehensive income, net of tax	892	1,215	416

Comprehensive income	$37,205	$18,746	$12,002

See accompanying notes to consolidated financial statements.

LABOR READY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended December 31, 2004, January 2, 2004 and December 31, 2002
In Thousands

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,313	$17,531	$11,586
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,902	9,276	9,626
Provision for doubtful accounts	9,599	10,129	10,697
Deferred income taxes	14,168	(2,099)	(393)
Other operating activities	2,788	1,957	999
Changes in operating assets and liabilities:
Accounts receivable	(24,292)	(22,762)	(14,772)
Workers' compensation claims reserve	23,454	14,905	25,402
Income taxes	(14,699)	(1,762)	2,359
Other assets	259	429	(211)
Other current liabilities	5,229	6,193	(3,559)

Net cash provided by operating activities	63,721	33,797	41,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,247)	(4,417)	(2,516)
Purchases of marketable securities	(15,379)	(29,562)	(28,253)
Maturities of marketable securities	28,639	25,606	6,980
Purchase of Spartan Staffing	(9,890)	--	--
Increase in other assets	(196)	(167)	(250)
Increase in restricted cash and other assets	(17,805)	(15,491)	(61,954)
Proceeds from sale of property and equipment	43	--	--

Net cash used in investing activities	(19,835)	(24,031)	(85,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and
employee benefit plans	7,370	5,542	2,895
Payments on debt	(2,750)	(2,435)	(2,126)
Proceeds from issuance of convertible Notes	--	--	70,000
Payments for offering costs	--	(22)	(2,960)
Checks issued against future deposits	(4,197)	4,197	--
Purchase and retirement of common stock	--	(4,957)	(3,692)

Net cash provided by financing activities	423	2,325	64,117

Effect of exchange rates on cash	1,396	1,766	532

Net change in cash and cash equivalents	45,705	13,857	20,390

CASH AND CASH EQUIVALENTS, beginning of year	83,112	69,255	48,865

CASH AND CASH EQUIVALENTS, end of year	$128,817	$83,112	69,255

See accompanying notes to consolidated financial statement

LABOR READY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Labor Ready, Inc. and its wholly-owned subsidiaries provide temporary staffing and related services for manual labor jobs to customers primarily in the industrial and small business markets from approximately 815 offices located throughout the United States (including Puerto Rico), Canada and the United Kingdom. We provide services to a wide variety of customers, none of which individually comprise a significant portion of revenue within a geographic region or for us as a whole.

On April 5, 2004, the Company purchased substantially all of the assets of Spartan Staffing, Inc. (“Spartan”), a privately held Florida corporation. The results of operations of Spartan are included in the accompanying consolidated financial statements since the date of purchase. The Company’s year to date operating results would not be significantly different had the acquisition occurred at the beginning of the year. The total cost of the assets purchased was $10.2 million, which included $6.4 million of goodwill. The Company determined the fair value of the trade names, trademarks, non-compete agreements, and customer relationships purchased with the assistance of an independent valuation and internally determined the fair value of the other assets and liabilities. The purchase price has been calculated as follows (in thousands):

Cash consideration	$9,580
Acquisition fees	310
Capital leases assumed	287

Total cost of assets purchased	$10,177

The total cost of assets purchased has been allocated as follows (in thousands):

Current assets	$58
Property, plant and equipment, net	661
Amortizable (finite-lived) intangible assets	2,600
Non-amortizable (indefinite-lived) intangible assets	500
Goodwill	6,358

$10,177

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

Fiscal year end
The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the Friday closest to December 31.  This change first became effective for fiscal year 2003, which ended on January 2, 2004.  In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks.

	Fiscal Year 2003		Fiscal Year 2004		Fiscal Year 2005
	Ending Date	# of Days	Ending Date	# of Days	Ending Date	# of Days
1st Quarter	March 28, 2003	87	April 2, 2004	91	April 1, 2005	91
2nd Quarter	June 27, 2003	91	July 2, 2004	91	July 1, 2005	91
3rd Quarter	September 26, 2003	91	October 1, 2004	91	September 30, 2005	91
4th Quarter	January 2, 2004	98	December 31, 2004	91	December 30, 2005	91

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Examples of areas where significant use of estimates occur are our allowance for doubtful accounts, our deferred taxes and tax contingency reserves, our workers’ compensation claims reserves and our contingent liabilities. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates.

Reclassifications
Certain amounts in the consolidated financial statements for 2003 have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on the operating results of either year.

Revenue recognition
Revenue from services is recognized at the time the service is performed. A portion of our revenue is derived from cash dispensing machine (“CDM”) fees, which are immaterial for all periods presented. Sales coupons or other incentives are recognized in the period the related revenue is earned.

Cost of service
Cost of services includes the wages of temporary employees, related payroll taxes, workers’ compensation expenses and transportation.

Advertising costs
We expense production costs of print, radio and advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $8.0 million (or 0.8% of revenue) in 2004, $10.1 million (or 1.1% of revenue) in 2003 and $9.4 million (or 1.1% of revenue) in 2002.

Cash and Cash equivalents
We consider all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

At the end of 2003, we reclassified $4.2 million in checks issued against future deposits out of cash and cash equivalents and into accounts payable.  There were no checks issued against future deposits at the end of 2004.

Accounts receivable and allowance for doubtful accounts
Accounts receivable are recorded at the invoiced amount and most do not bear interest. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable credit losses. The allowance for doubtful accounts is reviewed quarterly and most past due balances over 90 days are written-off when it is probable the receivable will not be collected and turned over to a collection agency. We do not typically accept notes receivable from our customers and do not have any off-balance sheet credit exposure related to our customers.

Property and equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are 40 years for buildings, 5 years for computers, 7 years for cash dispensing machines and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the related non-cancelable lease term, which is typically 90 days, or their estimated useful life.

Capitalized software costs
We expense costs incurred in the preliminary project stage of developing or acquiring internal use software as well as costs incurred in the post-implementation stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of December 31, 2004 and January 2, 2004, capitalized software costs, net of accumulated amortization, totaled $2.5 million and $3.5 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which ranges from 3 to 5 years.

Long-lived assets
Long-lived assets with estimable useful lives are amortized over their respective estimated useful lives, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its estimated fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill and other intangible assets
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill and intangible assets with indefinite useful lives for impairment annually or when circumstances warrant. SFAS 142 requires the Company to compare the fair values of indefinite-lived assets to their carrying amounts. If the carrying amounts of the indefinite-lived intangible assets exceed their estimated fair value, an impairment loss is recognized. Estimated fair values for goodwill and other indefinite-lived intangibles assets are determined based on discounted cash flows, market multiples or appraised values as appropriate. Our annual goodwill impairment test is conducted in November of each year.

Other assets
Other assets consist primarily of goodwill and other intangible assets, receivables from insurance companies and capitalized issuance costs associated with our financing instruments. Issuance costs are amortized using the straight-line method, which approximates the effective interest method, over periods matching the financing.

Workers’ compensation reserves
We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using management’s judgment and expectations, as well as actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. We evaluate the reserve regularly throughout the year and make adjustments as needed. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.

Income taxes
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events.

Foreign currency translation adjustments
Cumulative foreign currency translation adjustments relate to our consolidated foreign subsidiaries, Labour Ready Temporary Services, Ltd. (Canada) and Labour Ready Temporary Services UK Limited. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Unrealized translation adjustments resulting from our investments in our foreign entitites that will not be repaid in the foreseeable future are charged or credited to the cumulative foreign currency translation account as a seperate component of shareholders’ equity. Unrealized translation adjustments on U.S. denominated loans to our foreign entitites that will be repaid in the foreseeable future are reported in our consolidated statements of income.

Stock-based compensation
We follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for stock options and employee stock purchase plans. Since the exercise price of our employee stock options is not less than the market price of the underlying stock at the date of grant, under APB Opinion No. 25, no compensation cost is recognized. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002, requires us to provide pro forma information regarding net income and net income per share as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123, as amended by SFAS 148.

Under the provisions of SFAS No. 123, as amended by SFAS 148, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2004	2003	2002
Net income
As Reported	$36,313	$17,531	$11,586
Stock-based employee compensation costs, net of tax (1)	(1,192)	(883)	(220)

Pro Forma	$35,121	$16,648	$11,366

	2004	2003	2002
Diluted Net Income Per Share
As Reported	$0.75	$0.41	$0.28
Pro Forma	$0.73	$0.39	$0.28

Basic Net Income Per Share
As Reported	$0.87	$0.43	$0.28
Pro Forma	$0.84	$0.41	$0.28

(1)     Does not include restricted stock expense that is reported in net income (See Note 15).

New accounting pronouncements

In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment, which amended SFAS No.123 and SFAS No. 95, Statement of Cash Flows. The new accounting standard requires the expensing of new stock options, as well as existing unvested outstanding stock options, issued by the Company in the financial statements using a fair-value-based method and is effective for periods beginning after June 15, 2005. See Note 1 “Stock-Based Compensation” for pro forma disclosures regarding the effect on net income and income per share had we applied the fair value recognition provisions of SFAS No. 123. Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of Share-Based Payment, the pro forma disclosure in Note 1 may or may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June  15, 2005.

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date. Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities of one year or less. The aggregate carrying value of our Marketable Securities was $11.9 million at the end of 2004 and $25.3 million at the end of 2003. At the end of 2004 and 2003, those securities were classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at the end of 2004 or 2003. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities. For the fiscal years 2004 and 2003, there were no sales of available-for-sale securities, only maturities. These marketable securities are available to fund current operations, if necessary.

NOTE 3: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominantly for the purpose of securing our workers’ compensation obligations and, until late 2004, for cross collateralization of our Accounts Receivable Facility. These assets may be released as workers’ compensation claims are paid or when letters of credit are released or can be supported by eligible accounts receivable.

The following is a summary of restricted cash and other assets as of the last day of the fiscal years presented (in millions):

	2004	2003
Workers’ Assurance Program cash and cash-backed instruments*	$117.2	$77.6
Cash-backed instruments	9.5	9.0
Available for future commitments in Workers’ Assurance Program	1.9	2.2

Subtotal	128.6	88.8
Accounts Receivable Facility	--	22.0

Total Restricted Cash and Other Assets	$128.6	$110.8

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

Our restricted cash and other assets increased $17.8 million from 2003 to 2004. The increase is primarily attributable to the growth in our workers’ compensation reserve as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program. Also, due to the completion of a Novation as discussed in Note 4, we eliminated most of the letters of credit associated with our former Kemper program. Consequently, restricted cash supporting our Accounts Receivable facility was not necessary since the borrowing availability under our Accounts Receivable Facility was sufficient to support our letters of credit outstanding as of December 31, 2004.

Subsequent to December 31, 2004, we deposited $14.5 million of our restricted cash with our insurance carrier and anticipate depositing an additional $9.6 million prior to our insurance renewal in July 2005.  We also increased the amount of our restricted cash balances subsequent to December 31, 2004 by transferring an additional $23.0 million into our Workers’ Assurance Program. We currently have the ability to restrict up to an additional $30.0 million during 2005 through the use of this program.

NOTE 4: RECEIVABLES FROM INSURANCE COMPANIES

For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a deductible amount, on a “per occurrence” basis. Our current deductible is $2.0 million.

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”). We record a receivable for the insurance coverage on excess claims. We discount this receivable to its estimated net present value using a discount rate based on the methodology used to discount the related loss liability as described in Note 7. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Included in other assets in the accompanying consolidated balance sheets at the end of 2004 and 2003 are discounted receivables from insurance companies, net of related valuation allowance, of $11.0 million and $10.7 million, respectively.

Kemper Insurance Company (“Kemper”) provided workers’ compensation insurance to us from 2001 through June 30, 2003. In December 2004, we completed an Assumption and Novation Agreement (“Novation”) with Kemper and our current workers’ compensation carrier, AIG. Under the terms of the Novation, Kemper is relieved of all further obligations in connection with workers’ compensation claims incurred during the Kemper policy period. AIG has been substituted as our named insurer for the Kemper policy period, but only for purposes of providing required assurances to various states that recourse will be available if we fail to pay any claims from that period. This Novation allowed us to recover $65.2 million of collateral from a distressed insurer and also resulted in a $16.7 million net reduction of our total collateral commitments. However, we now have full liability for all further payments on claims originating in the Kemper policy period, without recourse to insurance. In the fourth quarter of 2004, we recorded $4.2 million of expense in connection with the Novation and relinquishment of the Kemper insurance receivable.

Two of the other insurance companies with which we formerly did business are currently in liquidation or financial distress and have failed to pay a number of excess claims. We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. Although we believe it is probable that we will receive payments on the majority of our excess claims, we have concluded that recovery is unlikely on a portion of these claims. As a result, we have recorded a valuation allowance against the insurance receivables from these two insurance companies at the end of 2004 and 2003 in the amount of $1.2 million and $1.1 million, respectively.

NOTE 5: INTANGIBLE ASSETS

The following table presents the Company’s purchased intangible assets, which are included in other assets in the Consolidated Balance Sheets (in thousands):

	December 31, 2004	Amortization Period
Amortizable (finite-lived) intangible assets:
Trade name/trademarks	$400	2.5 years
Customer relationships	1,300	2.5 years
Non-compete agreements	900	2.0 years

	2,600
Less accumulated amortization	847

Total amortized (finite-lived) intangible assets, net	$1,753

Non-amortizable (indefinite-lived) intangible assets:
Trade name/trademarks	500
Goodwill	6,358

Total non-amortizable (indefinite-lived) intangible assets	$6,858

The Company obtained all of its intangible assets as a result of the purchase of Spartan described in Note 1 of the Notes to the Consolidated Financial Statements. Amortization expense of our finite-lived intangible assets was $0.8 million for the fiscal year ended December 31, 2004 and these assets will be fully amortized by the end of 2006.

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

NOTE 7: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance to our temporary and regular employees. Our workers’ compensation insurance policies must be renewed annually. At the beginning of July 2004 we renewed our coverage with American International Group, Inc. (“AIG”) for occurences in the period from July 2004 through June 2005. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits (“excess claims”). For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), our current policy covers any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis. This results in our being substantially self-insured. Furthermore, as discussed in Note 4, as of December 2004, we now have full liability for all further payments on claims originating from January 2000 through June 2002, without recourse to any third party insurer.

Our workers’ compensation reserve is discounted to its estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments, which is evaluated on a quarterly basis. At December 31, 2004, our reserves are discounted at rates ranging from 3.79% to 4.45%. Included in the accompanying consolidated balance sheets as of December 31, 2004 and January 2, 2004 are discounted workers’ compensation claims reserves in the amounts of $135.6 million and $112.2 million, respectively.

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

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premium, insurance premium and any changes in the valuation allowance related to receivables from insurance companies as described in Note 4. Workers’ compensation expense totaling $75.7 million, $65.9 million and $67.5 million was recorded for 2004, 2003 and 2002, respectively.

NOTE 8: PREFERRED STOCK

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

NOTE 9: COMMON STOCK

During 2004 we did not repurchase any of our shares of common stock. However, during 2003 and 2002, we repurchased 839 shares and 579 shares of our common stock on the open market for cash consideration of $4,957 and $3,692, respectively. The repurchased shares were retired and are available for reissuance.

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

NOTE 10: INCOME TAXES

Temporary differences which give rise to deferred tax assets and (liabilities) consist of the following (in thousands):

	December 31,	January 2,
	2004	2004
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$1,594	$1,508
Prepaid expenses	(1,028)	(1,084)
Workers’ compensation	(4,603)	4,211
Contingent liabilities	2,251	1,945
Net operating loss carry-forward, net of valuation allowance	884	10
Other, net	556	451

Net current deferred tax assets (liabilities)	$(346)	$7,041

Non-current deferred tax assets (liabilities):
Depreciation and amortization expenses	$(2,347)	$(2,070)
Workers’ compensation	9,382	15,856
Net operating loss carry-forward, net of valuation allowance	17	283
Other, net	(162)	(398)

Net non-current deferred tax assets	$6,890	$13,671

During 2004, our net deferred tax assets for workers’ compensation decreased by $15.3 million. $11.1 million of this decrease is attributable to insurance policies written by a wholly-owned insurance company affiliate to cover certain workers’ compensation claims of the Company for prior loss periods, net of adjustments to the reserves for such claims. $4.2 million of this decrease is attributable to additional deductions for insurance policies written in 2004 for the first half of the 2005 fiscal year.

At December 31, 2004, Labor Ready, Inc. has net domestic operating loss carryforwards of approximately $1.1 million, expiring in 2007. The utilization of the net operating loss carryforwards is subject to the limitations imposed by Section 382 of the Internal Revenue Code. Of this amount, utilization of approximately $1.0 million is precluded and we may recognize approximately $0.1 million prior to expiration. At December 31, 2004, Labour Ready Temporary Services UK Limited has net operating loss carryforwards of approximately $22.5 million with an indefinite carry forward period.

We assessed our past earnings history and trends, projected sales, expiration dates of net operating loss carryforward amounts, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against certain domestic and foreign net operating loss carryforwards in the amount of $7.1 million at December 31, 2004 and $5.3 million at January 2, 2004.

Income Tax consists of (in thousands):

	2004	2003	2002
Current expense:
Federal	$6,846	$9,405	$5,533
State	2,324	2,730	1,176
Foreign	23	--	--

Total current expense	9,193	12,135	6,709

Deferred expense (benefit):
Federal	12,473	(2,238)	(449)
State	2,260	(367)	(47)
Foreign	(394)	506	103

Total deferred expense (benefit)	14,339	(2,099)	(393)

Total income tax	$23,532	$10,036	$6,316

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated income statement are as follows (in thousands):

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Income tax expense based on statutory rate	$20,946	35	$9,648	35	$6,266	35
Increase (decrease) resulting from:
State income taxes, net of federal benefit	3,165	5	1,520	5	627	4
Tax credits, net	(1,779)	(3)	(1,465)	(5)	(1,248)	(7)
Permanent differences, net	785	1	353	1	256	1
Other, net	415	1	(20)	0	415	2

Total income tax	$23,532	39	$10,036	36	$6,316	35

We do not provide for foreign withholding taxes or domestic income taxes on our foreign operations due to their cumulative losses.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (“Act”). The Act provides for a special one-time deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. Under the Act, the Company may choose to repatriate earnings from any or all of its foreign investments and may apply the special one-time deduction to any repatriated amounts, provided certain criteria are met.

The Company is evaluating the effects of the repatriation provision for each of its several foreign investments and expects to complete the evaluation during the third quarter of 2005. By the end of 2005, the Company will decide upon repatriation and reinvestment plans. At this time, the Company cannot reasonably estimate the range of the income tax effects of a repatriation of any earnings from its foreign investments.

NOTE 11: NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated by dividing adjusted net income by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares include the dilutive effects of outstanding options and the conversion features of the Notes, except where their inclusion would be anti-dilutive. The anti-dilutive shares not considered as part of our calculation are as follows:

	(Amounts in Thousands)
	2004	2003	2002
Stock Options	106	1,271	1,208
Convertible Notes	--	--	5,165

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the year presented. We have anti-dilutive shares associated with our convertible Notes when net income per share would have been higher had the Notes been converted to equity (the “if-converted” calculation). The Notes are anti-dilutive in quarters when our net income per share is $.08 or lower. The number of additional shares associated with the Notes is equal to the aggregate principal amount of the Notes, $70.0 million, divided by the stated conversion price of $7.26, or 9,642 shares. Those shares were subject to a weighted average calculation in the fiscal year ended December 31, 2002 because they were not outstanding for the entire year.

Adjusted net income and diluted common shares were calculated as follows:

	2004	2003	2002
Net income	$36,313	$17,531	$11,586

Adjustments:
Interest on Notes	4,424	4,460	--
Amortization of costs for Notes issuance	596	611	--
Tax effect	(1,974)	(1,846)	--

Total adjustments	3,046	3,225	--

Adjusted net income	$39,359	$20,756	$11,586

	Common Shares and Potential Common Shares
Weighted average number of common shares used in basic net income per share	41,674	40,387	41,017
Effect of dilutive securities:
Stock options	973	887	754
Convertible Notes	9,642	9,642	--

Weighted average number of common shares and potential common shares used in diluted net income per share	52,289	50,916	41,771

NOTE 12: COMMITMENTS AND CONTINGENCIES

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

At the end of 2004, we had a total available borrowing capacity of $58.8 million under the Accounts Receivable Facility comprised entirely of the eligible portion of our $81.4 million of securitized accounts receivable. Of that borrowing capacity available at year-end 2004, we had $40.1 million of letters of credit issued against it leaving us with $18.7 million available for future borrowings.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of December 31, 2004. The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

At December 31, 2004 and January 2, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers' Compensation Commitments as of:

	December 31,	January 2,
	2004	2004
Workers’ Assurance Program cash and cash-backed instruments	$116.7	$77.6
Accounts Receivable Facility letters of credit	40.1	73.2
Cash-backed instruments	9.5	9.0
Unsecured surety bonds	5.8	5.9

Total Collateral Commitments	$172.1	$165.7

Our workers’ compensation commitments increased $6.4 million from 2003 to 2004. The increase is primarily attributable to the growth in our workers’ compensation reserve as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program. Also, due to the completion of a Novation as discussed in Note 4, we received a collateral reduction of $16.7 million and eliminated most of the letters of credit associated with our former Kemper program.

Subsequent to December 31, 2004, we deposited $14.5 million of our restricted cash with our insurance carrier and anticipate depositing an additional $9.6 million prior to our insurance renewal in July 2005.  We also increased the amount of our restricted cash balances subsequent to December 31, 2004 by transferring an additional $23.0 million into our Workers’ Assurance Program. We currently have the ability to restrict up to an additional $30.0 million during 2005 through the use of this program.

Revolving Credit Facility
In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”). As of December 31, 2004 the available borrowing amount was $8.6 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at the option of the Company. The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires. The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses. We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

Capital Leases – The following is a summary of property held under non-cancelable capital leases:

	(Amounts in Thousands)
	2004	2003
Furniture and equipment	$292	$--
Computers and software	1,616	1,669
Cash dispensing machines	8,119	14,320

	10,027	15,989
Less accumulated depreciation and amortization	6,404	10,066

	$3,623	$5,923

During December 2004, there were 277 capital leases relating to CDMs for which the lease term expired.

Future minimum lease payments under these non-cancelable capital leases at the end of 2004 are as follows for each of the next five years (in thousands):

2005	$1,613
2006	743
2007	423
2008	201
2009	4
Thereafter	--

Total minimum lease payments	2,984
Less amounts representing interest and taxes	154

Present value of net minimum lease payments	2,830
Less current maturities	1,554

Long-term portion	$1,276

Interest rates on capitalized leases range from 0.0% to 9.12% and are payable over 9 to 84 months.

Operating Leases – The Company has contractual commitments in the form of operating leases related to branch office leases, vehicles and equipment. While most of our branch office leases have longer contractual terms and a small minority have stepped rents to approximate inflation, we have the right to cancel the majority of our leases with 90 days notice. Accordingly, we have not straight-lined the rent for leases with 90 day cancellation provisions or included them in our disclosure of future minimum lease payments.

Future non-cancelable minimum lease payments under our operating lease commitments at the end of 2004 are as follows for each of the next five years (in thousands):

2005	$3,298
2006	2,248
2007	1,392
2008	662
2009	328
Thereafter	462

Total	$8,390

Most of the operating leases pertaining to branch offices provide for renewal options for periods from 3 to 5 years, most of which are generally negotiated at the time of renewal. Operating leases are generally renewed in the normal course of business. Total rent expense for 2004, 2003, and 2002 was $20.2 million, $18.6 million, and $17.5 million, respectively.

Legal Contingencies and Developments
From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for these contingent legal and regulatory liabilities in the amount of $5.2 million at December 31, 2004 and $3.9 million at January 2, 2004. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a significant adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On October 3, 2000, Anthony Flynn, Robert Hampton and Eugene Tonissen filed an action in New York State Court, Kings County, seeking class action certification for alleged violations of state law in connection with the fees charged by us for the voluntary use of the CDMs. On November 25, 2002, the court granted our motion to dismiss the lawsuit, based on the arbitration agreement signed by each of our temporary employees. The plaintiffs filed an appeal of the dismissal with the Appellate Division of the New York Supreme Court, which denied the appeal on April 16, 2004. The plaintiffs did not file a further appeal and the litigation is concluded.

On February 14, 2001, Armando Ramirez, Phyllis Stennis, Earl Levels and Maurice Johnson filed an action in California State Court, Alameda County, alleging violation of federal and state wage and hour laws for failing to pay temporary employees for all hours worked. On November 19, 2003, the court granted our motion for partial summary judgment, ruling that time spent by temporary employees waiting for job assignments is not compensable. Thereafter the parties entered into a settlement agreement which was approved by the court on or about July 18, 2004. The litigation is now concluded.

On July 29, 2002, Marisol Balanderan and 55 other plaintiffs filed an action against us and one of our customers in California State Court, Los Angeles County.  The plaintiffs are temporary employees and job applicants who seek unquantified compensatory and punitive damages based on allegations that they were subjected to discrimination in dispatch to jobs on the basis of their female gender, throughout a period from September 2001 through January 2002. They also seek certification of a class of similarly situated temporary employees. This matter is currently in the discovery phase.

On February 6, 2003, Scott Romer and Shawna Clark, both former Labor Ready employees, filed an action against us in California State Court, Los Angeles County. The plaintiffs allege that they were wrongfully exempted from overtime pay during their employment. They seek unquantified compensatory damages and certification of a class of similarly situated employees. On January 6, 2004, Patricia Huntley and Brandon McCall filed a complaint in intervention and have been included as plaintiffs in this lawsuit. This matter is currently in the discovery phase.

On July 16, 2003, Alecia Recio, Elizabeth Esquivel, Debbie Owen and Barry Selbts, each a current or former Labor Ready employee, jointly filed an action in United States District Court for the Central District of California, alleging failure to pay overtime under state and federal law and seeking unspecified damages and certification of a class of similarly situated employees. On September 23, 2003, the court dismissed the case for improper venue. On October 1, 2003, Recio re-filed her case in California State Court, Los Angeles County, seeking similar relief on behalf of Labor Ready employees employed in the State of California. On October 21, 2003, Owen re-filed her case in the United States District Court for the Western District of Washington, seeking similar relief on behalf of Labor Ready employees employed in all states except California. The Owen case has been stayed pending resolution of the Huntley/McCall case described above. On December 30, 2003, Patricia Huntley filed an action in the United States District Court for the Western District of Washington seeking similar relief on behalf of Labor Ready employees employed in all states except California, and consolidated her claims with those of Owen.  These matters are currently in the discovery phase.

On May 10, 2004, Lester Mason filed an action in the United States District Court for the Southern District of Florida, alleging that we violated state law in connection with fees charged for our cash dispensing machines and transportation of our temporary employees. The plaintiff sought damages of $1,000 per transaction and certification of a class of similarly situated Florida employees.  The court dismissed the action without prejudice in July 2004.  On August 5, 2004, Alexander Wright and Walter McLamore filed a similar action, seeking similar damages, in the Florida Circuit Court for Broward County. The plaintiffs voluntarily dismissed their case on December 8, 2004.

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7,009,181 for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We dispute the Division’s position that we provide taxable services under New Jersey law. Furthermore, even if it is determined that we provide certain services which are subject to sales tax under New Jersey law, we believe a majority of the work performed by our workers (and the resultant revenue) is not subject to the sales tax. We filed an administrative protest and request for conference with the Division.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003	2002
	(Amounts in Thousands)
Cash paid during the year for:
Interest	$5,439	$5,490	$3,345
Income taxes	21,382	12,117	3,511

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	348	1,245	1,200
Capital leases assumed with the purchase of Spartan Staffing	287	--	--
Unrealized gain (loss) on marketable securities	(50)	(21)	49
Contribution of common stock to 401(k) plan	219	285	277
Common stock bonus of 12,000 shares	146	--	--
Restricted stock grant	$266	$--	$--

NOTE 14: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. The ESPP expires on June 30, 2006 and 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.2 million shares have been issued and 0.7 million shares remain available for future issuance. During 2004, 2003 and 2002 participants purchased 69,000, 97,000, and 127,000 shares in the ESPP for cash proceeds of $0.8 million, $0.6 million, and $0.7 million, respectively.

NOTE 15: STOCK OPTION AND INCENTIVE PLANS

We have stock option and incentive plans for directors, officers, and employees, which provide for non-qualified and incentive stock options as well as other stock based awards. The majority of our options vest evenly over a four-year period from the date of grant and expire if not exercised within five years from the date of grant.

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004, 2003, and 2002, respectively: risk-free interest rates of 3.0%, 4.0% and 4.0% based on an expected life of options of 4.2, 3.5 and 3.5 years, a volatility expectation of 79%, 89% and 79% and a 0% dividend yield.

The following table summarizes stock option activity for the three fiscal years (in thousands, except exercise price):

	2004		2003		2002
	Shares	(1) Price	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of year	4,529	$7.16	5,397	$6.52	5,662	$7.12
Granted	489	$12.83	879	$9.92	1,980	$6.01
Exercised	(1,152)	$5.89	(1,037)	$4.79	(604)	$4.07
Canceled	(721)	$12.22	(710)	$9.11	(1,641)	$8.89

Outstanding at the end of the year	3,145	$7.35	4,529	$7.16	5,397	$6.52

Exercisable at the end of the year	1,219	$5.76	1,669	$8.16	1,411	$9.91

Weighted average fair value of
options granted during the year		$7.72		$4.12		$2.26

_________________________________
(1)     Weighted average exercise price.

As of December 31, 2004, 1,269,000 shares of common stock were available for future grant under our stock option plans. Subsequent to December 31, 2004, we granted 206,000 stock options and 214,000 units of restricted stock.

Information relating to stock options outstanding and exercisable at the end of 2004 is as follows (in thousands, except per share amounts):

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$ 3.05 - $ 3.80	733	1.28	$3.47	474	$3.42
$ 3.81 - $ 6.00	822	2.10	$5.26	344	$5.00
$ 6.01 - $ 14.00	1,558	3.78	$10.12	401	$9.19
$ 14.01 - $ 15.95	32	4.99	$15.01	--	$--

$ 3.05 - $ 15.95	3,145	2.77	$7.35	1,219	$5.76

During the fiscal year ended December 31, 2004, the Company granted 95,000 shares of restricted stock, and recorded compensation expense of $0.3 million. The shares were awarded to seven executives and cliff vest in three years, with a two year retention period thereafter. Shares are forfeited if employment terminates prior to vesting.

NOTE 16: SECTION 401K PLAN

We have a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code (“IRC”). All regular employees who are 21 years of age or older and who have completed six months of service are eligible to participate. Eligible employees may contribute up to 15% of compensation subject to certain limitations under the IRC. The Company provides discretionary matching contributions and employees must be employed as of the end of the year to receive any matching contribution. During 2004, 2003 and 2002 the Company contributed 17,000, 35,000 and 45,000 shares of common stock to the 401(k) plan. Matching contributions were $406, $236 and $282 for 2004, 2003 and 2002, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Labor Ready, Inc

We have completed an integrated audit of Labor Ready, Inc.‘s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Labor Ready, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and January 2, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, Controls and Procedures that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Spartan business, which was acquired from Spartan Staffing, Inc., from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded the Spartan business from our audit on internal control over financial reporting. The total assets and total revenues of the Spartan business represent 4.1% and 4.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
March 11, 2005

Selected Quarterly Financial Data (unaudited)
(in thousands, except per share data)

	First	Second	Third	Fourth
2004
Revenue from services	$208,912	$267,056	$296,134	$272,134

Cost of services	148,185	187,297	204,766	186,811

Gross profit	60,727	79,759	91,368	85,323

Selling, general and administrative expenses	56,446	60,310	62,635	65,215
Depreciation and amortization	2,059	2,280	2,200	3,588

Income from operations	2,222	17,169	26,533	16,520

Interest expense	(1,691)	(1,620)	(1,615)	(1,764)
Interest and other income	686	1,360	843	1,202

Interest expense and other income, net	(1,005)	(260)	(772)	(562)

Income before tax expense	1,217	16,909	25,761	15,958

Income tax expense	487	6,781	10,189	6,075

Net income	$730	$10,128	$15,572	$9,883

Net income per common share
Basic	$0.02	$0.24	$0.37	$0.23
Diluted	$0.02	$0.21	$0.31	$0.20

	First	Second	Third	Fourth
2003
Revenue from services	$172,280	$215,684	$254,497	$248,730

Cost of services	121,383	150,710	177,943	174,842

Gross profit	50,897	64,974	76,554	73,888

Selling, general and administrative expenses	52,719	53,868	57,261	62,171
Depreciation and amortization	2,071	2,044	2,137	2,143

Income (loss) from operations	(3,893)	9,062	17,156	9,574

Interest expense	(1,596)	(1,694)	(1,733)	(1,743)
Interest and other income	534	674	531	695

Interest expense and other income, net	(1,062)	(1,020)	(1,202)	(1,048)

Income (loss) before tax expense	(4,955)	8,042	15,954	8,526

Income tax expense (benefit)	(1,740)	2,821	5,605	3,350

Net income (loss)	$(3,215)	$5,221	$10,349	$5,176

Net income (loss) per common share
Basic	$(0.08)	$0.13	$0.26	$0.13
Diluted	$(0.08)	$0.12	$0.22	$0.12

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.      CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2004, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management has excluded the Spartan Staffing, Inc., (“Spartan”) business from its assessment of internal control over financial reporting as of December 31, 2004 because such business was acquired by the Company during 2004. The total assets and total revenues of the Spartan business represent 4.1% and 4.4%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Changes in Internal Control Over Financial Reporting. During the fourth quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      OTHER INFORMATION

None.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding directors and executive officers of registrant is presented under the headings “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Officers,” in our definitive proxy statement for use in connection with the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2004, and is incorporated herein by this reference thereto.

Item 11.      EXECUTIVE COMPENSATION

Information concerning executive compensation is presented under the headings “Executive Compensation” and “Aggregate Option/SAR Exercises and Year End Option/SAR Value” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Year 2004 and 2003” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a) Exhibits and Financial Statement Schedules
1. Financial Statements can be found under Item 8 of Part II of this Form 10-K.
2. Schedules can be found on Page 58 of this Form 10-K.
3. The Exhibit Index is found on Pages 59 to 60 of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr. 03/04/05 Signature Date By: Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President

/s/ Steven C. Cooper 03/04/05 Signature Date By: Steven C. Cooper, Chief Financial Officer and Executive Vice President

/s/ Derrek L. Gafford 03/04/05 Signature Date By: Derrek L. Gafford, Vice President of Accounting and Finance

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph P. Sambataro, Jr. 3/04/05 Signature Date Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President	/s/ Robert J. Sullivan 3/04/05 Signature Date Robert J. Sullivan, Chairman of the Board

/s/ Keith Grinstein 3/04/05 Signature Date Keith Grinstein, Director	/s/ Thomas E. McChesney 3/04/05 Signature Date Thomas E. McChesney, Director

/s/ Gates McKibbin 3/04/05 Signature Date Gates McKibbin, Director	/s/ Carl W. Schafer 3/04/05 Signature Date Carl W. Schafer, Director

/s/ William W. Steele 3/04/05 Signature Date William W. Steele, Director

FINANCIAL STATEMENT SCHEDULES

Schedule II, Valuation and Qualifying Accounts (in thousands)

Allowance for doubtful accounts activity was as follows:

	2004	2003	2002
Balance, beginning of year	$4,016	$6,491	$5,649

Charged to expense, net of recoveries	9,599	10,129	10,697
Write-offs	(9,418)	(12,604)	(9,855)

Balance, end of year	$4,197	$4,016	$6,491

Workers’ Compensation Claims Reserve activity was as follows:

	2004	2003	2002
Beginning balance	$112,158	$97,253	$74,230

Self-insurance reserve expense
Expenses related to current year (net of discount)	60,978	53,688	40,995
Expense (income) related to prior year reserves	(7,691)	(3,178)	15,208

Total	53,287	50,510	56,203

Amortization of prior year discount	5,313	4,065	2,536

Payments
Payments related to current year claims	(10,236)	(9,317)	(7,183)
Payments related to claims from prior years	(25,429)	(30,748)	(29,656)

Total	(35,665)	(40,065)	(36,839)

Change in excess claims reserve	519	395	1,123

Ending balance	135,612	112,158	97,253
Less current portion	41,683	36,170	32,215

Long-term portion	$93,929	$75,988	$65,038

Income tax valuation allowance activity was as follows:

	2004	2003	2002
Balance, beginning of year	$5,328	$3,875	$2,679

Net operating loss in the United Kingdom	1,845	1,453	1,196
Other, net	(38)	--	--

Balance, end of year	$7,135	$5,328	$3,875

EXHIBIT INDEX

FORM 10-K
Labor Ready, Inc.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation	(8)
3.2	Restated Bylaws	(8)
4.1	Rights Agreement dated as of January, 1998	(1)
4.2	Indenture, between the Company and The Bank of New York, as Trustee, dated June 19, 2002	(7)
4.2	Amendment to Rights Plan and Confirmation of Appointment as Successor Rights Agent, dated June 13, 2002	(7)
4.3	Resale Registration Rights Agreement between the Company and the Initial Purchasers of the Notes, dated June 13, 2002	(7)
4.4	Second Amendment to Rights Agreement between Labor Ready, Inc. and Computer-share Trust Company, Inc. dated as of December 23, 2002	(9)
10.1	2000 Stock Option Plan (Last Amended January 14, 2002)	(11)
10.2	2002 U.K. Stock Option Plan	(11)
10.3	Executive Employment Agreement between Labor Ready, Inc. and Steven C. Cooper dated January 9, 2001	(2)
10.4	Receivables Funding Agreement between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(2)
10.5	Receivables Sale and Contribution Agreement between Labor Ready, Inc. and Labor Ready Funding Corporation dated March 1, 2001	(2)
10.6	Receivables Sale Agreement between Labor Ready, Inc. and Selling Subsidiaries dated March 1, 2001	(2)
10.7	Letter of Credit Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(2)
10.8	Annex X to Receivables Funding Agreement, Receivables Sales and Contribution Agreement and Receivables Sales Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated March 1, 2001	(2)
10.9	Executive Employment Agreement between Labor Ready, Inc. and Timothy J. Adams dated May 28, 2001	(3)
10.10	Irrevocable Letter of Credit between Labor Ready, Inc., First Union National Bank, GE Capital Corporation and Reliance National Insurance Company dated May 15, 2001	(3)
10.11	Executive Employment Agreement between Labor Ready, Inc. and Joseph P. Sambataro, Jr. dated October 2, 2001	(4)
10.12	Third Amendment to Securitization Agreements between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc. and General Electric Capital Corporation dated November 8, 2001	(4)
10.13	Separation Agreement and General Release between Matthew J. Rodgers and Labor Ready, Inc dated October 9, 2003.	(10)
10.14	Revolving Reducing Note and Credit Agreement between Labor Ready, Inc. and Wells Fargo Bank, National Association dated January 4, 2002	(5)
10.15	Form of equipment lease and related schedules at March 28, 2002 between Labour Ready Temporary Services UK Limited as lessee and GE Capital Equipment Finance LTD as lessor.	(6)
10.16	Consent of Wells Fargo, dated June 12, 2002	(7)

EXHIBIT INDEX (continued)

Exhibit Number	Description

10.17	Fourth Amendment to Securitization Agreements between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc., and General Electric Capital Corporation dated June 12, 2002	(7)
10.18	Second Amendment to Letter of Credit Agreements between Labor Ready, Inc. and General Electric Capital Corporation dated June 12, 2002	(7)
10.19	First Amendment to Credit Agreement between Labor Ready, Inc. and Wells Fargo Bank, National Association, dated July 31, 2002	(7)
10.20	Third Amendment to Letter of Credit Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated August 22, 2002	(9)
10.21	Fourth Amendment to Letter of Credit Agreement between Labor Ready, Inc. and General Electric Capital Corporation dated December 19, 2002	(9)
10.22	Fifth Amendment to Securitization Agreements between Labor Ready Funding Corporation, Redwood Receivables Corporation, Labor Ready, Inc., and General Electric Capital Corporation dated December 19, 2002	(9)
10.23	Executive Employment Agreement between Labor Ready, Inc. and Joseph P. Sambataro, Jr. dated January 1, 2005	(12)
10.24	Assumption and Novation Agreement among Labor Ready, Inc. and Lumbermen's Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004
10.25	Indemnification Agreement between Labor Ready, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004
21	Subsidiaries of Labor Ready, Inc.
23	Consent of PricewaterhouseCoopers LLP - Independent Registered Public Accounting Firm
31.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc. and Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K, filed on January 16, 1998 (0-23828).
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 14, 2001 (001-14543).
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 13, 2001 (001-14543).
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 9, 2001 (001-14543).
(5)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 29, 2002 (001-14543).
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 13, 2002 (001-14543).
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 12, 2002 (001-14543).
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 12, 2002 (001-14543).
(9)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 14, 2003 (001-14543).
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 24, 2003 (001-14543).
(11)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 2, 2004 (001-14543).
(12)	Incorporated by reference to our Current Report on Form 8-K, filed on December 21, 2004 (001-14543).

Copies of Exhibits may be obtained upon request directed to Mr. Steven C. Cooper, Labor Ready, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.