Form 10-Q
period 2005-04-01
LABOR READY INC
filed 2005-05-04
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2005

or

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

As of April 28, 2005, there were 42,835,638 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

PART I.  Financial Information

Item 1.    Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

(Unaudited)

	April 1, 2005	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$128,811	$128,817
Marketable securities	19,650	11,947
Accounts receivable	15,765	17,082
Accounts receivable pledged under securitization agreement	79,471	81,428
Allowance for doubtful accounts	(3,605)	(4,197)
Prepaid expenses, deposits and other	10,593	10,342
Income tax receivable	7,062	15,639
Deferred income taxes	3,707	—

Total current assets	261,454	261,058

PROPERTY AND EQUIPMENT:
Buildings and land	16,885	16,721
Computers and software	32,214	31,201
Cash dispensing machines	15,048	15,140
Furniture and equipment	3,285	2,877
	67,432	65,939
Less accumulated depreciation and amortization	42,432	40,765

Property and equipment, net	25,000	25,174

OTHER ASSETS:
Restricted cash and other assets	146,412	128,607
Deferred income taxes	7,222	6,890
Other assets	22,171	22,378

Total other assets	175,805	157,875

Total assets	$462,259	$444,107

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	April 1, 2005	December 31, 2004
CURRENT LIABILITIES:
Accounts payable	$19,064	$14,743
Accrued wages and benefits	14,420	18,182
Current portion of workers’ compensation claims reserve	41,128	41,683
Current maturities of long-term debt	1,257	1,554
Deferred income taxes	—	346

Total current liabilities	75,869	76,508

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	71,187	71,276
Workers’ compensation claims reserve, less current portion	98,673	93,929
Other non-current liabilities	475	—

Total long-term liabilities	170,335	165,205

Total liabilities	246,204	241,713

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 42,811 and 42,338 shares issued and outstanding	68,514	63,914
Cumulative foreign currency translation adjustment	3,285	3,577
Cumulative unrealized loss on marketable securities	(25)	(22)
Retained earnings	144,281	134,925

Total shareholders’ equity	216,055	202,394

Total liabilities and shareholders’ equity	$462,259	$444,107

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2005	April 2, 2004
Revenue from services	$243,216	$208,912

Cost of services	167,078	148,185
Gross profit	76,138	60,727

Selling, general and administrative expenses	59,414	56,446
Depreciation and amortization	2,206	2,059
Income from operations	14,518	2,222

Interest expense	(1,375)	(1,691)
Interest and other income	1,850	686
Interest expense and other income, net	475	(1,005)

Income before tax expense	14,993	1,217

Income tax	5,637	487

Net income	$9,356	$730

Net income per common share:
Basic	$0.22	$0.02
Diluted	$0.19	$0.02

Weighted average shares outstanding:
Basic	42,502	41,210
Diluted	53,256	42,385

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2005	April 2, 2004
Net income	$9,356	$730
Other comprehensive income:
Foreign currency translation adjustment	(292)	265
Unrealized loss on marketable securities	(3)	(18)
Other comprehensive income (loss) before taxes	(295)	247
Income tax (expense) benefit related to other comprehensive income	111	(99)
Other comprehensive income (loss), net of tax	(184)	148
Comprehensive income	$9,172	$878

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2005	April 2, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,356	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,400	2,252
Provision for doubtful accounts	1,557	1,810
Deferred income taxes	(4,385)	1,573
Other operating activities	1,450	647
Changes in operating assets and liabilities:
Accounts receivable	1,125	(700)
Workers’ compensation claims reserve	4,189	6,160
Income tax receivable	8,577	(2,291)
Other assets	(514)	(92)
Other current liabilities	(125)	1,699
Net cash provided by operating activities	23,630	11,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,152)	(1,251)
Purchases of marketable securities	(24,823)	(6,722)
Maturities of marketable securities	17,117	7,703
Decrease (increase) in other assets	36	(100)
Increase in restricted cash and other assets	(17,805)	(13,612)
Net cash used in investing activities	(26,627)	(13,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee benefit plans	2,684	1,343
Payments on debt	(578)	(610)
Checks issued against future deposits	1,143	(4,197)
Net cash provided by (used in) financing activities	3,249	(3,464)
Effect of exchange rates on cash	(258)	222
Net change in cash and cash equivalents	(6)	(5,436)

CASH AND CASH EQUIVALENTS, beginning of period	128,817	83,112
CASH AND CASH EQUIVALENTS, end of period	$128,811	$77,676

See accompanying notes to consolidated financial statement

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004. Operating results for the thirteen week period ended April 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 30, 2005.

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the Friday closest to December 31. Fiscal years 2004 and 2005 are 52-week years.

Revenue recognition

Revenue from services is recognized at the time the service is performed.  A portion of our revenue is derived from cash dispensing machine (“CDM”) fees, which are immaterial for all periods presented.  Sales coupons or other incentives are recognized as a reduction of revenues in the period the related revenue is earned.

Cost of services

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

Under the provisions of SFAS No. 123, as amended by SFAS 148, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amount):

	Thirteen Weeks Ended April 1, 2005	Thirteen Weeks Ended April 2, 2004
Net Income
As Reported	$9,356	$730
Stock-based employee compensation costs, net of tax (1)	$(398)	$(309)
Pro Forma	$8,958	$421

Diluted Net Income Per Share
As Reported	$0.19	$0.02
Pro Forma	$0.18	$0.01

Basic Net Income Per Share
As Reported	$0.22	$0.02
Pro Forma	$0.21	$0.01

(1)          This amount includes the impact of our Employee Stock Purchase Plan but does not include restricted stock expense that is reported in net income. (See Notes 11 and 12)

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (Revised), Share-Based Payment, which amended SFAS No. 123 and SFAS No. 95, Statement of Cash Flows. The new accounting standard requires the expensing of new stock options, as well as outstanding unvested stock options, issued by the Company using a fair-value-based method and is effective for fiscal years beginning after June 15, 2005 and will become effective for us beginning in the first quarter of fiscal year 2006. See Stock-based compensation section above for pro forma disclosures regarding the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123. The Company is currently evaluating the transition method prescribed by SFAS No. 123 (Revised). Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of Share-Based Payment, the pro forma disclosure may or may not be indicative of the stock-based compensation expense to be recognized.

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities of one year or less. The aggregate carrying value of our Marketable Securities was $19.7 million at April 1, 2005 and $11.9 million at December 31, 2004. At April 1, 2005 and December 31, 2004, those securities were classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at April 1, 2005 or December 31, 2004. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the thirteen weeks ended April 1, 2005 and April 2, 2004, there were no sales of available-for-sale securities.  These marketable securities are available to fund current operations, if necessary.

NOTE 3: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominantly for the purpose of securing our workers’ compensation obligations. These assets may be released as workers’ compensation claims are paid or when letters of credit are released or can be supported by eligible accounts receivable.

The following is a summary of restricted cash and other assets as of April 1, 2005 and December 31, 2004 (in millions):

	April 1, 2005	December 31, 2004
Workers’ Assurance Program – committed cash*	$131.3	$117.2
Cash-backed instruments	9.5	9.5
Workers’ Assurance Program – uncommitted cash*	5.6	1.9
Total Restricted Cash and Other Assets	$146.4	$128.6

*  We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts that we control as well as cash deposits held by our insurance carriers. Committed cash represents instruments that have been provided or pledged to an insurance company to cover the cost of claims in the event we are unable to make payment.  Uncommitted cash represents cash available for funding future commitments.

Our restricted cash and other assets increased $17.8 million since December 31, 2004. The increase is primarily attributable to the growth in our workers’ compensation reserve for the current policy year as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program.

Subsequent to quarter end, we will increase the amount of our restricted cash by transferring an additional $4.8 million into our Workers’ Assurance Program and simultaneously depositing that cash with our insurance carrier for our workers’ compensation program as required by our insurance agreement.

NOTE 4: RECEIVABLES FROM INSURANCE COMPANIES

For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a deductible amount, on a “per occurrence” basis.  Our current deductible is $2.0 million.

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”).  We record a receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies.  We discount this receivable to its estimated net present value using a discount rate based on the methodology used to discount the related loss liability as described in Note 7.  When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Included in other assets in the accompanying Consolidated Balance Sheets at April 1, 2005 and December 31, 2004 are discounted receivables from insurance companies, net of related valuation allowance, of  $11.3 million and $11.0 million, respectively.

Two of the workers’ compensation insurance companies with which we formerly did business are currently in liquidation or financial distress and have failed to pay a number of excess claims. We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. Although we believe it is probable that we will receive payments on the majority of our excess claims, we have concluded that recovery is unlikely on a portion of these claims. As a result, we have recorded a valuation allowance against the insurance receivables from these two insurance companies at both April 1, 2005 and December 31, 2004 in the amount of $1.2 million.

We also record a receivable for other matters where we expect reimbursement from an insurance company.  Included in prepaid expenses, deposits and other in the accompanying Consolidated Balance Sheets at April 1, 2005 is an undiscounted receivable from our insurance company of $1.8 million in connection with certain employment related litigation. The receivable is not discounted due to the short-term nature of the expected reimbursement.

NOTE 5: INTANGIBLE ASSETS

The following table presents the Company’s purchased intangible assets, which are included in other assets in the Consolidated Balance Sheets (in thousands):

	April 1, 2005	Amortization Period
Amortizable intangible assets:
Trade name/trademarks	$400	2.5 years
Customer relationships	1,300	2.5 years
Non-compete agreements	900	2.0 years
	2,600
Less accumulated amortization	1,130
Total amortized intangible assets, net	$1,470

Indefinite-lived intangible assets:
Trade name/trademarks	500
Goodwill	6,358
Total indefinite-lived intangible assets	$6,858

The Company obtained all of its intangible assets as a result of the purchase of Spartan Staffing, Inc., a privately held Florida corporation, during April 2004. Amortization expense of our amortizable intangible assets was $0.3 million for the thirteen weeks ended April 1, 2005 and these assets will be fully amortized by the end of 2006.

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

On April 20, 2005, the Company announced that it is calling the Notes for redemption on June 20, 2005 for cash at 100 percent of the principal amount plus accrued interest.  Alternatively, a holder may convert the Notes into common stock at the conversion price set forth above, provided the holder makes the election to convert on or before 5:00 p.m. (EST) on June 16, 2005.  Pursuant to the terms of the Notes, only those Note holders that convert on June 15 or June 16, 2005 will receive accrued interest on their Notes. If all of the Notes are converted, the Company will issue approximately 9.6 million additional shares of its common stock increasing the total shares outstanding to approximately 52.5 million.

NOTE 7: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance to our temporary and regular employees.  Our workers’ compensation insurance policies must be renewed annually. At the beginning of July 2004 we renewed our coverage with American International Group, Inc. (“AIG”) for occurences in the period from July 2004 through June 2005. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits (“excess claims”). For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), our current policy covers any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we now have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a Novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments, which is evaluated on a quarterly basis.  At April 1, 2005, our reserves are discounted at rates ranging from 3.78% to 4.76%.  Included in the accompanying Consolidated Balance Sheets as of April 1, 2005 and December 31, 2004 are discounted workers’ compensation claims reserves in the amounts of $139.8 million and $135.6 million, respectively.

For workers’ compensation claims originating in Washington, Ohio, West Virginia, North Dakota, Wyoming, Canada and Puerto Rico (the “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs. Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions. For work-related claims originating in the United Kingdom which exceed amounts covered by governmental medical insurance programs, we have purchased an employers’ liability insurance policy that carries a 25 million British Pound limit in total.

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premium, insurance premium and any changes in the valuation allowance related to receivables from insurance companies as described in Note 4. Workers’ compensation expense totaling $15.5 million and $16.6 million was recorded for the thirteen weeks ended April 1, 2005 and April 2, 2004, respectively.

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

	(Amounts in Thousands) Thirteen Weeks Ended
	April 1, 2005	April 2, 2004

Stock Options	16	170
Convertible Notes	—	9,642

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the period presented.  We have anti-dilutive shares associated with our convertible Notes when net income per share would have been higher had the Notes been converted to equity (the “if-converted” calculation).  The Notes are anti-dilutive in quarters when our net income per share is $.08 or lower.  The number of additional shares associated with the Notes is equal to the aggregate principal amount of the Notes, $70.0 million, divided by the stated conversion price of $7.26, or 9,642 shares.

Adjusted net income and diluted common shares were calculated as follows:

	(Amounts in Thousands) Thirteen Weeks Ended
	April 1, 2005	April 2, 2004
Net income	$9,356	$730

Adjustments:
Interest on Notes	978	—
Amortization of costs for Notes issuance	149	—
Tax effect	(424)	(—)
Total adjustments	703	—

Adjusted net income	$10,059	$730

	Common Shares and Potential Common Shares (In Thousands)
	April 1, 2005	April 2, 2004
Weighted average number of common shares used in basic net income per common share	42,502	41,210

Effect of dilutive securities:
Stock options	1,112	1,175
Convertible Notes	9,642	—

Weighted average number of common shares and potential common shares used in diluted net income per common share	53,256	42,385

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

At April 1, 2005, we had a total available borrowing capacity of $57.8 million under the Accounts Receivable Facility comprised entirely of the eligible portion of our $79.5 million of securitized accounts receivable. Of that borrowing capacity available at April 1, 2005, we had $40.1 million of letters of credit issued against it leaving us with $17.7 million available for future borrowings.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of April 1, 2005.  The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

At April 1, 2005 and December 31, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:
	April 1, 2005	December 31, 2004
Workers’ Assurance Program - committed cash	$130.9	$116.7
Accounts Receivable Facility letters of credit	40.1	40.1
Cash-backed instruments	9.5	9.5
Unsecured surety bonds	5.8	5.8

Total Collateral Commitments	$186.3	$172.1

Our workers’ compensation commitments increased $14.2 million since December 31, 2004.  The increase is primarily attributable to the growth in our workers’ compensation reserve for the current policy year as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program.

Subsequent to quarter end, we will increase the amount of our restricted cash by transferring an additional $4.8 million into our Workers’ Assurance Program and simultaneously depositing that cash with our insurance carrier for our workers’ compensation program.

Revolving Credit Facility

In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of April 1, 2005 the available borrowing amount was $8.5 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at the option of the Company.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

Capital Leases – The following is a summary of property held under non-cancelable capital leases:

	(Amounts in Thousands)
	April 1, 2005	December 31, 2004

Cash dispensing machines	$8,097	$8,119
Computers and software	1,844	1,616
Furniture and equipment	201	292
	10,142	10,027
Less accumulated depreciation and amortization	6,747	6,404

	$3,395	$3,623

Future minimum lease payments under these non-cancelable capital leases as of April 1, 2005 are as follows for each of the next five years (in thousands):

2005	$1,121
2006	814
2007	437
2008	195
2009	3
Thereafter	—

Total minimum lease payments	2,570
Less amounts representing interest and taxes	126

Present value of net minimum lease payments	2,444
Less current maturities	1,257

Long-term portion	$1,187

Our capital lease obligations are reported in long-term debt in the Consolidated Balance Sheets. The weighted average interest rate on capitalized leases is approximately 5.0% and the lease terms range from 11 to 84 months.

Operating Leases – The Company has contractual commitments in the form of operating leases related to branch office leases, vehicles and equipment. While most of our branch office leases have longer contractual terms and a small minority have stepped rents to approximate inflation, we have the right to cancel the majority of our leases with 90 days notice. Accordingly, we have not included the leases with 90 day provisions in our disclosure of future minimum lease payments.

Future non-cancelable minimum lease payments under our operating lease commitments as of April 1, 2005 are as follows for each of the next five years (in thousands):

2005	$2,398
2006	1,884
2007	1,052
2008	603
2009	361
Thereafter	499

Total	$6,797

Most of the operating leases pertaining to branch offices provide for renewal options for periods from three to five years, most of which are generally negotiated at the time of renewal. Operating leases are generally renewed in the normal course of business.

Total branch office rent expense for the thirteen weeks ended April 1, 2005 and April 2, 2004 was approximately $5.2 million and $4.8 million, respectively.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the anticipated reimbursement. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for these contingent legal and regulatory liabilities in the amount of $6.8 million at April 1, 2005 and $5.2 million at December 31, 2004. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a significant adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

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

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We dispute the Division’s position that we provide taxable services under New Jersey law.  Furthermore, even if it is determined that we provide certain services which are subject to sales tax under New Jersey law, we believe a majority of the work performed by our workers (and the resultant revenue) is not subject to the sales tax. We have filed an administrative protest and are in the process of scheduling a conference with the Division to present the facts of this case.

NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION

	Thirteen Weeks Ended
	April 1, 2005	April 2, 2004
	(Amounts in Thousands)
Cash paid during the period for:
Interest	$157	$304
Income taxes	$30	$646

Non-cash investing and financing activities:
Contribution of common stock to 401(k) plan	$381	$219
Assets acquired with capital lease obligations	$241	$19
Common stock bonus of 7,000 shares	$116	$146
Asset retirement obligation	$475	$—
Unrealized loss on marketable securities	$(3)	$(18)

NOTE 11: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  The ESPP expires on June 30, 2006 and 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.2 million shares have been issued and 0.7 million shares remain available for future issuance at April 1, 2005. During the thirteen weeks ended April 1, 2005 and April 2, 2004, participants purchased 18,000 and 16,000 shares in the ESPP for cash proceeds of $0.2 million and $0.2 million, respectively.

NOTE 12: STOCK OPTION AND INCENTIVE PLANS

We have stock option and incentive plans for directors, officers, and employees, which provide for non-qualified and incentive stock options as well as other stock based awards.  The majority of our options vest evenly over a four-year period from the date of grant and expire if not exercised within five years from the date of grant.

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005: risk-free interest rates of 3.7% based on an expected life of options of 5.6 years, a volatility expectation of  53% and a 0% dividend yield.

The following table summarizes stock option activity for the thirteen week periods indicated below (in thousands, except exercise price):

	Thirteen Weeks Ended April 1, 2005		Thirteen Weeks Ended April 2, 2004
	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of period	3,145	$7.35	4,529	$7.16
Granted	221	$16.98	259	$12.04
Exercised	(430)	$5.71	(225)	$5.04
Canceled	(80)	$6.31	(363)	$14.28

Outstanding at the end of the period	2,856	$8.37	4,200	$6.93

Exercisable at the end of the period	1,099	$5.52	1,670	$6.34

Weighted average fair value of options granted during the period		$8.43		$7.69

(1) Weighted average exercise price.

As of April 1, 2005, 1,004,000 shares of common stock were available for future grants under our stock option and incentive plans.

Information relating to stock options outstanding and exercisable at April 1, 2005 is as follows (in thousands, except per share amounts):

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$3.05	-	$3.80	559	0.97	$3.51	451	$3.48
$3.81	-	$6.00	645	1.85	$5.24	367	$5.14
$6.01	-	$14.00	1,399	3.61	$10.25	281	$9.30
$14.01	-	$16.98	253	6.76	$16.73	—	$—
$3.05	-	$16.98	2,856	2.98	$8.37	1,099	$5.52

During the thirteen week periods ended April 1, 2005 and April 2, 2004, the Company granted 215,000 and 91,000 shares of restricted stock, and recorded compensation expense of $223,000 and $15,000, respectively. For the thirteen weeks ended April 1, 2005, a total of 58,000 restricted shares were awarded to five executives and vest in three equal installments over three years, with a four year retention period thereafter. For the thirteen weeks ended April 2, 2004, a total of 91,000 restricted shares were awarded to seven executives and cliff vest in three years, with a two year retention period thereafter. Shares are forfeited if employment terminates prior to vesting.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in Item 3, Item 7 and Item 7A of Part 1 of our Form 10-K for the year ended December 31, 2004 and in the “Risk Factors” included in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Executive Overview

Labor Ready is an international provider of temporary employees for manual labor jobs.  Our customers are primarily businesses in the transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale and sanitation industries.  During 2004, we served more than 318,000 customers and we put approximately 600,000 people to work through our branch offices in all 50 of the United States, in Puerto Rico, in six provinces of Canada and in the United Kingdom.  We believe our ability to provide a large number of temporary employees on short notice, usually the same day as requested, provides us with a competitive advantage.

Our quarter was highlighted by a 16.4% increase in revenue to $243.2 million compared to revenue of $208.9 million for the first quarter of 2004. This revenue growth resulted in net income for the quarter of $9.4 million or $0.19 per share, as compared to net income of $0.7 million or $0.02 per share for the first quarter of 2004. Revenue from branches open one year or longer grew approximately 10.5% over the same quarter a year ago. Spartan and Workforce branches provided approximately 6.4% of our revenue growth for the quarter. Along with the increase in revenue, we had gross margins of 31.3 percent compared to 29.1 percent in the first quarter of 2004. The quarterly gross margin improvement reflected increased pricing and lower costs of services. There was a 4.4% growth in the average bill rate mix during the first quarter of 2005 compared to the same quarter a year ago. We also continue to benefit from lower overall workers’ compensation expense as a result of our safety and risk management programs. Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 24.4% compared to 27.0% for the quarter ended April 2, 2004.  This decrease is attributable to strong cost controls and increased leverage of fixed costs due to the increase in sales. At the end of the first quarter of 2005, we were operating 834 branch offices. We opened a total of 25 new branches and closed six branches during the quarter. We plan to open 11 additional branches in the remaining three quarters of 2005.

Due to the seasonality of our business, results of operations tend to be lower in the first quarter of the year as a result of decreased demand for temporary labor during winter months.  This seasonality does not guarantee, however, that results for the remaining quarters of 2005 will be substantially better than the first quarter.

Subsequent to quarter end, and as reported in our Form 8-K filed on April 21, 2005, the Company announced that it is calling its Convertible Subordinated Notes (the “Notes”) for redemption on June 20, 2005 for cash at 100 percent of the principal amount plus accrued interest.  Alternatively, a holder may convert the Notes into common stock at a conversion price of $7.26, or approximately 137.7 shares per $1,000 principal amount of Notes, provided the holder makes the election to convert on or before 5:00 p.m. (EST) on June 16, 2005.  Pursuant to the terms of the Notes, only those Note holders that convert on June 15 or June 16, 2005 will receive accrued interest on their Notes. If all of the Notes are converted, Labor Ready will issue approximately 9.6 million additional shares of common stock increasing the total shares outstanding to approximately 52.5 million.

Results of Operations

Thirteen Weeks Ended April 1, 2005 Compared to Thirteen Weeks Ended April 2, 2004

The following table compares the operating results for the thirteen weeks ended April 1, 2005 and April 2, 2004 (in thousands):

	April 1, 2005	April 2, 2004	Percent Change
Revenue from services	$243,216	$208,912	16.4%
Cost of services	167,078	148,185	12.7%
Gross profit	76,138	60,727	25.4%
Selling, general and administrative expenses	59,414	56,446	5.3%
Depreciation and amortization	2,206	2,059	7.1%
Interest expense	(1,375)	(1,691)	(18.7)%
Interest and other income	1,850	686	169.7%
Income before tax expense	14,993	1,217	1,132%
Net income	$9,356	$730	1,182%

Branch Offices and Revenue from Services.  The number of offices increased to 834 at April 1, 2005 from 805 locations at April 2, 2004, a net increase of 29 branch offices or 3.6%.  Revenue for the quarter increased 16.4% compared to the same quarter a year ago.  The change in revenue was made up of the following five components: (a) a 10.5% increase in same store branch revenue, defined as those branch offices opened one year or longer, due to an increase in the demand for our services and to a lesser extent our average bill rate (b) a 6.4% increase due to branches acquired in the Spartan purchase (c) a (1.5%) decline in revenue related to closed branch offices, (d) a 0.8% increase in revenue from new branch offices and (e) a net 0.2% increase from foreign currency translation and other miscellaneous factors.

Cost of Services and Gross Profit.  Cost of services decreased to 68.7% of revenue for the quarter ended April 1, 2005 compared to 70.9% for the quarter ended April 2, 2004. Average pay rates increased by 3.3% quarter over quarter while our average billing rate increased by 4.4% over the same period. Workers’ compensation costs for the first quarter of 2005 were approximately 7.1% of revenue compared to 7.9% in the first quarter of 2004. In addition to the lower run rate, we also experienced a favorable adjustment to prior period reserves of approximately 70 basis points from our actuaries. This adjustment brought total workers’ compensation costs for the first quarter of 2005 down to 6.4% for the second quarter in a row. The on-going reduction to our workers’ compensation costs is the product of our safety and risk management programs that have reduced our accident rate by approximately 10% over the trends we experienced in the beginning of 2004.  As a result, our gross profit increased to 31.3% for the quarter ended April 1, 2005 compared to 29.1% for the quarter ended April 2, 2004.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue have decreased to 24.4% for the thirteen weeks ended April 1, 2005 compared to 27.0% for the thirteen weeks ended April 2, 2004. The driving force behind the reduction of SG&A expenses as a percentage of revenue is the fact that we are increasing average branch revenue while at the same time continuing to control operating costs. Average revenue per employee over the trailing twelve months was $371,000 for the first quarter of 2005 compared to $352,000 for the first quarter of 2004.

Depreciation and Amortization Expense.  Depreciation and amortization expenses increased slightly to $2.2 million for the thirteen weeks ended April 1, 2005 from $2.1 million for the thirteen weeks ended April 2, 2004.

Interest Expense. We recorded interest expense of $1.4 million for the thirteen weeks ended April 1, 2005 compared to $1.7 million for the thirteen weeks ended April 2, 2004. The decrease is due to our use of fewer letters of credit related to our workers’ compensation insurance as we now collateralize most of our obligations with restricted cash.

Interest and Other Income. We recorded interest and other income of $1.9 million for the thirteen weeks ended April 1, 2005 compared to $0.7 million for the thirteen weeks ended April 2, 2004. The change in interest and other income quarter over quarter is attributable to the rise in short-term interest rates, increased rates of return on our restricted cash, and increasing balances of cash and restricted cash earning interest.

Income Tax. Our effective tax rate was 37.6% for the thirteen weeks ended April 1, 2005 compared to 40.0% for the thirteen weeks ended April 2, 2004.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.  The decrease in our effective tax rate reflects the benefit from certain federal employment tax credits.  These credits expired at the end of 2003.  Legislation signed by President Bush in October 2004 retroactively extended these credits from 2003 to December 31, 2005.

We have a net deferred tax asset of approximately $10.9 million at April 1, 2005 resulting primarily from workers’ compensation reserves, allowance for doubtful accounts, reserves for contingent legal liabilities and domestic and foreign net operating loss carryforwards. We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against certain domestic and foreign net operating loss carry forward benefits in the amount of $7.3 million at April 1, 2005 and $5.5 million at April 2, 2004.

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

Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Also see Note 1 of the Notes to Consolidated Financial Statements found in Item 8 of Part II of our Form 10-K for the year ended December 31, 2004.

Workers’ Compensation Reserves. We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using management’s judgment and expectations, as well as actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At April 1, 2005, our reserves are set at the estimate provided by our independent actuary and are discounted at rates ranging from 3.78% to 4.76%.  We evaluate the reserve regularly throughout the year and make adjustments as needed.  If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

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

Income Taxes and Related Valuation Allowance. We account for income taxes by recording taxes payable or refundable for the current year operating results and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we measure these expected future tax consequences based upon provisions of tax law as currently enacted.  The effects of future changes in tax laws are not anticipated. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized when we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized, based upon our judgments regarding future events and past operating results. We also provide a reserve for tax contingencies when we believe a probable and estimable exposure exists.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operating Activities

Net cash provided by operating activities was $23.6 million for the thirteen week period ended April 1, 2005 compared to $11.8 million for the thirteen week period ended April 2, 2004. The largest increases to cash flows from operations during the first quarter of 2005 were mostly related to the significant growth in our net income and workers’ compensation claims reserve and the significant decrease in our receivables for income taxes.

Our net income for the thirteen weeks ended April 1, 2005 was $9.4 million compared to $0.7 million for the thirteen weeks ended April 2, 2004. The workers’ compensation claims reserve increased $4.2 million during the first quarter of 2005 compared to a $6.2 million increase during the same period a year ago. Overall, the growth in our workers’ compensation claims reserve is the result of an increased exposure base which is related to increased revenue.  The reserve is increased in relation to temporary payroll hours billed and reduced as we pay claims over a weighted average period of approximately five years. The increase in the workers’ compensation reserve for the first quarter of 2005 is less than the growth for the same quarter a year ago primarily due to positive adjustments by our actuary as a result of improvements in our safety and risk management programs. Receivables from income taxes decreased $8.6 million during the first quarter of 2005, compared to an increase of $2.3 million during the same quarter in 2004.  This change is due to a timing difference related to when our estimated tax payments were made for 2005.

The positive impacts discussed above were partially offset by the large change in our deferred income taxes, which have decreased $4.4 million for the first quarter of 2005 compared to a $1.6 million increase for the same quarter a year ago. This change is attributable to the differences in the recognition of workers’ compensation expense for financial reporting and tax purposes.

We typically pay our temporary workers on a daily basis, bill our customers weekly and, on average, collect monthly.  Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities was $26.6 million for the thirteen week period ended April 1, 2005 compared to cash used of $14.0 million for the thirteen week period ended April 2, 2004. This change in cash used in investing activities is due mostly to changes in our restricted cash and other assets and our net marketable securities activity. Our restricted cash and other assets are used primarily to collateralize our workers’ compensation program. We increased our restricted cash and other assets by $17.8 million during the first quarter of 2005 compared to an increase of $13.6 million in these accounts during the first quarter of 2004. This increase is primarily attributable to a larger exposure base, which is related to the increase in sales for the current quarter compared with sales for the quarter ended April 2, 2004. At April 1, 2005, we had $186.3 million of total collateral commitments compared to $176.4 million at April 2, 2004. Our net change in our marketable securities during the first quarter of 2005 was a decrease of $7.7 million compared to an increase of $1.0 million for the same period a year ago. This change is the result of additional investments in short-term securities to capitalize on increasing yields in the marketplace.

Cash Flows from Financing Activities

Cash provided by financing activities was $3.2 million for the thirteen week period ended April 1, 2005 compared to cash used of ($3.5) million for the thirteen week period ended April 2, 2004. At year-end 2003 we had $4.2 million in checks issued against future deposits that were paid in full during the first quarter of 2004. There were no checks issued against future deposits at the end of 2004 but we had $1.1 million at the end of the first quarter of 2005.  We also had $2.6 million of cash provided by financing activities at April 1, 2005 compared to $1.3 million at April 2, 2004 due mostly to the increased activity in the exercise of stock options by our employees.

Capital Resources

In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February 2006.  The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to our wholly-owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility includes a corporate guarantee by us and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash.  We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 2.5% above the Prime Rate. We believe we are currently in compliance with all covenants related to the Accounts Receivable Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts that we control as well as cash deposits held by our insurance carriers.  At April 1, 2005 we had restricted cash in our Workers’ Assurance Program totaling $136.9 million.  Of this cash, $131.3 million was committed to insurance carriers leaving $5.6 million available for future needs.  We currently have the ability to restrict up to an additional $30.0 million during 2005 through the use of this program. We anticipate depositing an additional $4.8 million of our restricted cash with our insurance carrier prior to our insurance renewal in July 2005.

In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of April 1, 2005, the available borrowing amount was $8.5 million with interest at the fluctuating rate per annum of .75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at our option.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with all covenants.

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

On a Form 8-K filed April 21, 2005, the Company announced that it is calling the Notes for redemption on June 20, 2005 for cash at 100 percent of the principal amount plus accrued interest.  Alternatively, a holder may convert the Notes into common stock at a conversion price of $7.26, or approximately 137.7 shares per $1,000 principal amount of Notes, provided the holder makes the election to convert on or before 5:00 p.m. (EST) on June 16, 2005.  Pursuant to the terms of the Notes, only those Note holders that convert on June 15 or June 16, 2005 will receive accrued interest on their Notes. If all of the Notes are converted, Labor Ready will issue approximately 9.6 million additional shares of common stock increasing the total shares outstanding to approximately

52.5 million. In the event we redeem the Notes for cash, we believe we have adequate cash on hand to complete the redemption without requiring a new source of capital.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

As described in Notes 4 and 7 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q, we provide workers’ compensation insurance to our temporary and regular employees.  Our workers’ compensation insurance policies must be renewed annually. At the beginning of July 2004 we renewed our coverage with American International Group, Inc. (AIG) for occurences in the period from July 2004 through June 2005. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), our current policy covers any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they are responsible.  Such amounts can increase or decrease independent of our assessments and reserves.  At April 1, 2005 and December 31, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:
	April 1, 2005	December 31, 2004
Workers’ Assurance Program cash and cash-backed instruments	$130.9	$116.7
Accounts Receivable Facility letters of credit	40.1	40.1
Cash-backed instruments	9.5	9.5
Unsecured surety bonds	5.8	5.8

Total Collateral Commitments	$186.3	$172.1

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve balance as of the period end dates presented (in millions):

	April 1, 2005	December 31, 2004

Ending workers’ compensation reserve:	$139.8	$135.6
a) Discount on reserves	28.6	26.9
b) Unreleased collateral posted on claims that have been paid	11.0	7.0
c) Collateral posted with current provider prior to obligation incurred	9.2	8.8
d) Excess collateral on claims not yet paid	10.2	6.1
e) Reserves for claims above our deductible (“excess claims”), net of discount	(12.5)	(12.3)

Total Collateral Commitments	$186.3	$172.1

Subsequent to quarter end, we will increase the amount of our restricted cash by transferring an additional $4.8 million into our Workers’ Assurance Program and simultaneously depositing that cash with our insurance carrier for our workers’ compensation program.

The Accounts Receivable Facility letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of April 1, 2005.  Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our Worker’s Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers.  The letters of credit bear fluctuating annual fees, which were approximately 0.47% of the principal amount of the letters of credit as of April 1, 2005.

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

	(Amounts in Thousands) Thirteen Weeks Ended
	April 1, 2005	April 2, 2004

Beginning balance	$135,612	$112,158

Self-insurance reserve expense
Expenses related to current year (net of discount)	13,952	12,512
Expenses (income) related to prior year reserves	(1,627)	896
Total	12,325	13,408

Amortization of prior years discount	414	773

Payments
Payments related to current year claims	(565)	(118)
Payments related to claims from prior years	(8,194)	(8,659)
Total	(8,759)	(8,777)

Net change in excess claims reserve	209	756

Ending balance	139,801	118,318
Less current portion	41,128	37,167
Long-term portion	$98,673	$81,151

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals.  Our policy is to set our reserve at the estimate provided by our independent actuary unless significant trends or fact patterns warrant otherwise. Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  Our claims reserves are discounted to their estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At April 1, 2005 our reserves are discounted at rates ranging from 3.78% to 4.76%.

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

Other

Included in cash and cash equivalents as of April 1, 2005 is cash held within branch office CDMs for payment of temporary payrolls in the amount of approximately $12.1 million compared to $14.8 million at December 31, 2004.

Our capital expenditures were $1.4 million and $1.3 million for the thirteen weeks ended April 1, 2005 and April 2, 2004, respectively.  We anticipate that our capital expenditures will be approximately $5.0 million for the balance of 2005.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during the thirteen week period ended April 1, 2005.

The following table provides a summary of our contractual obligations as of April 1, 2005:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2005	2006 through 2007	2008 through 2009	2010 and later

Long-term debt (a)	$70,000	$—	$70,000	$—	$—
Interest on long-term debt (a)	10,938	4,375	6,563	—	—
Capital lease obligations (b)	2,570	1,121	1,251	198	—
Operating leases (c)	6,797	2,398	2,936	964	499
Purchase obligations (d)	1,949	1,949	—	—	—
Other long-term obligations (e)	9,370	4,342	5,028	—	—
Other cash obligations (f)	4,831	4,831	—	—	—

Total Contractual Cash Obligations	$106,455	$19,016	$85,778	$1,162	$499

(a)          Convertible Subordinated Notes further described in Note 6 of Notes to Consolidated Financial Statements found in Item I of Part 1 of this Form 10-Q. As discussed in Note 6, we are calling for the redemption of these Notes. In the event of a successful redemption, the debt will be retired in June 2005 along with any related unearned interest.

(b)         Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.

(c)          Excludes all payments related to branch office leases cancelable within 90 days. See Note 9 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

(d)         Binding purchase orders for goods or services outstanding at April 1, 2005.

(e)          Voice and data service contracts.

(f)            Collateral obligations related to workers’ compensation policy year ended June 30, 2005.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of April 1, 2005:

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total	2005	2006 through 2007	2008 through 2009	2010 and later

Accounts Receivable Facility (g)	$80,000	—	$80,000	—	—
Line of credit (h)	8,500	500	8,000	—	—
Cash-backed instruments (g)	9,495	9,495	—	—	—
Unsecured surety bonds	7,500	7,500	—	—	—

Total Commercial Commitments	$105,495	$17,495	$88,000	—	—

Other Commitment Capacity

Workers’ Assurance Program (i)	136,918

Total Commercial Commitments and other Collateral Capacity	242,413

Total Collateral Commitments Outstanding as of April 1, 2005	(186,294)

Available Commitment Capacity	$56,119

(g)         See Note 9 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

(h)         No balance outstanding. See description of Revolving Credit Facility in Note 9 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

(i)             See description in Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Form 10-Q.

Subsequent to quarter end, we will increase the amount of our restricted cash by transferring an additional $4.8 million into our Workers’ Assurance Program and simultaneously depositing that cash with our insurance carrier for our workers’ compensation program.

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

The short-term, light industrial niche of the temporary services industry is highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly for provision of light industrial personnel, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins remains intense, and we cannot assure you that it will not continue.If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

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

Our reserves for workers’ compensation claims and other liabilities and our allowance for doubtful accounts may be inadequate, and we may incur additional charges if the actual exceed the amounts estimated.

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

If our stock price substantially declines prior to the date the Notes are redeemed, we may be required to use significant amounts of our available cash to redeem the Notes.

On April 20, 2005, we announced that we are calling the Notes for redemption on June 20, 2005 for cash at 100 percent of the principal amount plus accrued interest.  Alternatively, a holder may convert the Notes into common stock at a conversion price of $7.26, or approximately 137.7 shares per $1,000 principal amount of Notes, provided the holder makes the election to convert on or before 5:00 p.m. (EST) on June 16, 2005.  Pursuant to the terms of the Notes, only those Note holders that convert on June 15 or June 16, 2005 will receive accrued interest on their Notes. If all of the Notes are converted, Labor Ready will issue approximately

9.6 million additional shares of common stock increasing the total shares outstanding to approximately 52.5 million.

Based on the closing price of our common stock on the NYSE as of April 20, 2005 of $17.48, we expect that all of the Note holders will choose to convert their Notes into common stock rather than accept redemption.  However, if our stock price drops below the conversion price of $7.26 prior to June 16, 2005, our Note holders may elect to have their Notes redeemed in cash rather than convert them to common stock.  If all of the Note holders elect to have their Notes redeemed rather than converted, we would redeem the Notes for cash at 100% of their principal amount plus accrued interest, which would substantially decrease amounts available for working capital purposes.  This loss of available cash could harm our business, financial condition or results of operations, or cause the price of our common stock to decline.  In addition, if our available cash balances and borrowing base under our existing credit facilities are not sufficient to support our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

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

Legion and Reliance are in liquidation and have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”). We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we have concluded it is likely that we will be unable to obtain reimbursement for at least a portion of these excess claims.  To the extent we experience additional claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may continue to be forced to satisfy some or all of those claims directly; this in turn could harm our financial condition or results of operations.

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to excess claims.  We record a receivable for the insurance coverage on excess claims.  We have also recorded a valuation allowance against the insurance receivables from Legion and Reliance to reflect our best estimates of amounts we may not realize as a result of the liquidations of those insurers. The outcome of those liquidations is inherently uncertain; we may realize significantly less than currently estimated, in which case an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

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

As of April 1, 2005, we had 50 branch offices in the United Kingdom and 36 in Canada. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:

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

We cannot assure you that we will effectively deal with the challenges of expanding our international operations and our attempts to do so could harm our financial position or results of operations.

We are continually subject to the risk of new regulation, which could harm our business.

In recent years, a number of bills have been introduced in Congress and various state legislatures which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary employees receive the same pay and benefits as our customers’ regular employees, prohibition on fees charged in connection with our CDMs and a requirement that our customers provide workers’ compensation insurance for our temporary employees. We take a very active role and incur expense in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of this legislation will not be enacted, in which event demand for our service may suffer.

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

From time to time we are party to litigation in the ordinary course of our business. The claimants in several current proceedings are seeking to aggregate claims as a class action. The costs of defense and the risk of loss in connection with class action suits are greater than in standard commercial litigation. We cannot assure you that such litigation will not disrupt our business or impact our financial results, due to the costs of defending against such litigation, any judgments that may be awarded against us and the loss of significant management time devoted to such litigation.

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

Our credit facilities contain strict financial covenants. Among other things, these covenants require us to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses. In the past we have negotiated amendments to these covenants to ensure our continued compliance with their restrictions. We cannot assure you that our lender would consent to such amendments on commercially reasonable terms in the future if we once again required such relief. In the event that we do not comply with the covenants and the lender does not waive such non-compliance, we will be in default of our credit agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances. Moreover, the indenture governing our Convertible Subordinated Notes (“Notes”) and a number of our insurance policies and smaller loan arrangements contain cross-default provisions, which accelerate our indebtedness under these arrangements in the event we default under our credit facilities. Accordingly, in the event of a default under our credit facilities, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At April 1, 2005, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from our April 1, 2005 levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of April 1, 2005, our marketable securities consist of revenue bonds and other municipal obligations, the vast majority of which have maturity dates of less than one year.  Therefore, an increase in interest rates immediately and uniformly by 10% from our April 1, 2005 levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)).  Based on this evaluation, our CEO and our CFO concluded that, as of April 1, 2005, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  During the thirteen weeks ended April 1, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.    Legal Proceedings

See Note 9 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 2.    Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

On December 11, 2002, our Board of Directors approved a resolution granting management the authority to repurchase up to 2.0 million shares of the Company’s common stock. As of April 1, 2005, approximately 600,000 shares of common stock have been repurchased pursuant to this resolution, leaving 1.4 million shares available for future repurchase. There were no repurchases of Company stock during the thirteen weeks ended April 1, 2005.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended April 1, 2005.

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

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.	5/4/05
Signature	Date
By: Joseph P. Sambataro, Jr., Director, Chief Executive Officer and President

/s/ Steven C. Cooper	5/4/05
Signature	Date
By: Steven C. Cooper, Chief Financial Officer and Executive Vice President