Form 10-Q
period 2005-07-01
LABOR READY INC
filed 2005-08-05
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14543

LABOR READY, INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1287341
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1015 A Street, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:          (253) 383-9101

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

As of July 29, 2005, there were 53,240,486 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

INDEX

Part I.	Financial Information

	Item 1.	Consolidated Balance Sheets
July 1, 2005 and December 31, 2004

Consolidated Statements of Income
Thirteen and Twenty-Six Weeks Ended July 1, 2005 and July 2, 2004

Consolidated Statements of Comprehensive Income
Thirteen and Twenty-Six Weeks Ended July 1, 2005 and July 2, 2004

Consolidated Statements of Cash Flows
Twenty-Six Weeks Ended July 1, 2005 and July 2, 2004

Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures
About Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits

Signatures

PART I.  Financial Information

Item 1.    Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	July 1,	December 31,
	2005	2004
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$104,048	$128,817
Marketable securities	14,922	11,947
Accounts receivable	31,162	17,082
Accounts receivable pledged under securitization agreement	95,260	81,428
Allowance for doubtful accounts	(4,620)	(4,197)
Prepaid expenses, deposits and other	11,163	10,342
Income tax receivable	9,800	15,639
Deferred income taxes	9,932	—

Total current assets	271,667	261,058

PROPERTY AND EQUIPMENT:
Buildings and land	17,650	16,721
Computers and software	33,239	31,201
Cash dispensing machines	15,235	15,140
Furniture and equipment	3,880	2,877
	70,004	65,939
Less accumulated depreciation and amortization	43,736	40,765

Property and equipment, net	26,268	25,174

OTHER ASSETS:
Restricted cash and other assets	139,312	128,607
Deferred income taxes	1,404	6,890
Other assets	70,508	22,378

Total other assets	211,224	157,875

Total assets	$509,159	$444,107

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 1,	December 31,
	2005	2004
	(Unaudited)

CURRENT LIABILITIES:
Accounts payable	$19,036	$14,743
Accrued wages and benefits	25,240	18,182
Current portion of workers’ compensation claims reserve	45,074	41,683
Other current liabilities	851	1,554
Deferred income taxes	—	346

Total current liabilities	90,201	76,508

LONG-TERM LIABILITIES:
Long term debt	—	70,000
Workers’ compensation claims reserve, less current portion	111,686	93,929
Other non-current liabilities	1,650	1,276

Total long-term liabilities	113,336	165,205

Total liabilities	203,537	241,713

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 53,194 and 42,338 shares issued and outstanding	143,199	63,914
Cumulative foreign currency translation adjustment	2,709	3,577
Cumulative unrealized loss on marketable securities	(11)	(22)
Retained earnings	159,725	134,925

Total shareholders’ equity	305,622	202,394

Total liabilities and shareholders’ equity	$509,159	$444,107

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
Revenue from services	$295,208	$267,056	$538,424	$475,968

Cost of services	202,535	187,297	369,613	335,482
Gross profit	92,673	79,759	168,811	140,486

Selling, general and administrative expenses	66,253	60,310	125,667	116,756
Depreciation and amortization	2,189	2,280	4,395	4,339
Income from operations	24,231	17,169	38,749	19,391

Interest expense	(1,503)	(1,620)	(2,878)	(3,311)
Interest and other income	2,214	1,360	4,064	2,046
Interest and other income (expense), net	711	(260)	1,186	(1,265)

Income before tax expense
	24,942	16,909	39,935	18,126

Income tax	9,498	6,781	15,135	7,268

Net income	$15,444	$10,128	$24,800	$10,858

Net income per common share:
Basic	$0.35	$0.24	$0.57	$0.26
Diluted	$0.30	$0.21	$0.49	$0.24

Weighted average shares outstanding:
Basic	44,611	41,503	43,557	41,356
Diluted	53,535	52,187	53,254	52,023

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
Net income	$15,444	$10,128	$24,800	$10,858
Other comprehensive income (loss):
Foreign currency translation adjustment	(576)	(104)	(868)	161
Unrealized gain (loss) on marketable securities	14	(34)	11	(52)
Other comprehensive income (loss)	(562)	(138)	(857)	109
Comprehensive income	$14,882	$9,990	$23,943	$10,967

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Twenty-Six Weeks Ended
	July 1,	July 2,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,800	$10,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,749	4,725
Provision for doubtful accounts	3,180	3,508
Deferred income taxes	(5,604)	(4,259)
Other operating activities	3,290	1,639
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(17,627)	(23,175)
Workers’ compensation claims reserve	7,154	14,800
Income tax	5,839	8,735
Other assets	173	(4,012)
Other current liabilities	6,844	5,392
Net cash provided by operating activities	32,798	18,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,744)	(2,876)
Purchases of marketable securities	(29,154)	(13,660)
Maturities of marketable securities	26,190	17,303
Purchase of CLP Holdings Corp., net of cash acquired	(45,892)	—
Purchase of Spartan Staffing, Inc.	—	(9,890)
Increase in restricted cash and other assets	(10,705)	(1,441)
Other	36	(20)
Net cash used in investing activities	(62,269)	(10,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee benefit plans	6,608	4,722
Payments on debt	(1,141)	(1,304)
Checks issued against future deposits	—	(4,197)
Net cash provided by (used in) financing activities	5,467	(779)
Effect of exchange rates on cash	(765)	156
Net change in cash and cash equivalents	(24,769)	7,004

CASH AND CASH EQUIVALENTS, beginning of period	128,817	83,112
CASH AND CASH EQUIVALENTS, end of period	$104,048	$90,116

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004. Operating results for the twenty-six week period ended July 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 30, 2005.

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the Friday closest to December 31. Fiscal years 2004 and 2005 are 52-week years.

Revenue recognition

Revenue from services is generally recognized at the time the service is performed.  A portion of our revenue is derived from cash dispensing machine (“CDM”) fees, which are immaterial for all periods presented.  Sales coupons or other incentives are recognized as a reduction of revenues in the period the related revenue is earned.

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

Under the provisions of SFAS No. 123, as amended by SFAS 148, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amount):

		Thirteen Weeks Ended July 1, 2005	Thirteen Weeks Ended July 2, 2004

Net Income As Reported		$15,444	$10,128
Add: Stock based compensation as reported, net of tax		196	50
		15,640	10,178
Deduct:	Total stock-based compensation expense determined under fair value method of all awards, net of tax	(460)	(447)
Pro Forma		$15,180	$9,731

Diluted Net Income Per Share
	As Reported	$0.30	$0.21
	Pro Forma	$0.30	$0.20

Basic Net Income Per Share
	As Reported	$0.35	$0.24
	Pro Forma	$0.34	$0.23

		Twenty-Six Weeks Ended July 1, 2005	Twenty-Six Weeks Ended July 2, 2004

Net Income As Reported		$24,800	$10,858
Add: Stock based compensation as reported, net of tax		335	50
		25,135	10,908
Deduct:	Total stock-based compensation expense determined under fair value method of all awards, net of tax	(997)	(755)
Pro Forma		$24,138	$10,153

Diluted Net Income Per Share
	As Reported	$0.49	$0.24
	Pro Forma	$0.48	$0.23

Basic Net Income Per Share
	As Reported	$0.57	$0.26
	Pro Forma	$0.55	$0.25

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (Revised), Share-Based Payment, which amended SFAS No. 123 and SFAS No. 95, Statement of Cash Flows. The new accounting standard requires the expensing of new stock options, as well as outstanding unvested stock options, issued by us using a fair-value-based method and is effective for fiscal years beginning after June 15, 2005 and will become effective for us beginning in the first quarter of fiscal year 2006. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which provides guidance regarding the application of SFAS No. 123 (Revised). See Stock-based compensation section above for pro forma disclosures regarding the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123. We are currently evaluating the transition methods prescribed by SFAS No. 123 (Revised). Depending on the method we adopt to calculate stock-based compensation expense, the pro forma disclosure above may or may not be indicative of the stock-based compensation expense to be recognized.

In October 2004, President Bush signed the American Jobs Creation Act of 2004 (“Act”). The Act provides for a special one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” in response to the Act, which provides guidance for the implementation of the provisions of the Act.  Under the Act, we may choose to repatriate earnings from any or all of our foreign investments and may apply the special one-time deduction to any repatriated amounts, provided certain criteria are met. We are currently evaluating the effects of the repatriation provision for each of our several foreign investments and expect to complete the evaluation prior to the end of the fourth quarter of 2005.

NOTE 2: BUSINESS COMBINATION

The purchase of substantially all of the assets of Spartan Staffing Inc. on April 5, 2004 is fully disclosed in the related notes included in our annual report on Form 10-K for the year ended December 31, 2004.

On May 27, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), we completed our acquisition of 100% of the common stock of CLP Holdings Corp. (“CLP”), a privately held Nevada corporation for $46.3 million, including acquisition costs of $0.7 million. Seven million dollars of the purchase price is being held in an indemnity escrow for two years from the closing date (except to the extent any amounts are withdrawn earlier to pay claims) to indemnify us for certain matters that are specified in the Merger Agreement.  There are no other contingent payments.

Given that CLP provides skilled and semi-skilled temporary employees to licensed contractors and large facilities on an as needed basis, we believe our acquisition of CLP supports our long-term strategic direction and strengthens our competitive position in the temporary labor industry.

Assets acquired and liabilities assumed in the CLP acquisition were recorded at their estimated fair values as of May 27, 2005. We obtained independent valuations of the trade names, trademarks, non-compete agreements and customer relationships purchased and the workers’ compensation liability assumed and internally determined the fair value of the other assets and liabilities. The purchase price allocation is preliminary.

The preliminary allocation of the purchase price is summarized as follows (in thousands):

Cash and cash equivalents	$414
Accounts receivable, net	13,042
Other current assets	1,603
Receivable from insurance company, net	1,883
Deferred tax asset, current	3,551
Property and equipment	1,431
Amortizable intangible assets	11,000
Indefinite-lived intangible assets	6,000
Goodwill	30,999
Accounts payable and accrued expenses	(5,040)
Workers’ compensation claims reserve, net of discount	(13,994)
Deferred tax liabilities, non-current	(4,363)
Other non-current liabilities	(220)

$46,306

Identifiable intangible assets purchased in the CLP acquisition, consist of the following (in thousands):

	Fair Value	Useful Life
Amortizable intangible assets:
Customer relationships	10,300	6.5 years
Non-compete agreements	700	1.0 to 2.0 years
Total amortizable intangible assets	$11,000

Indefinite-lived intangible assets:
Trade name/trademarks	6,000
Total indefinite-lived intangible assets	$6,000

The results of operations of CLP are included in the accompanying consolidated financial statements since the date of purchase. The unaudited financial information in the table below summarizes the combined historical results of operations of Labor Ready, Inc., and CLP, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The pro forma amounts are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
Revenue from services	$313,974	$292,922	$582,625	$523,055
Net income	13,617	10,548	22,467	10,826
Net income per common share:
Basic	$0.31	$0.25	$0.52	$0.26
Diluted	$0.27	$0.22	$0.45	$0.24

NOTE 3: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities of one year or less. The aggregate carrying value of our Marketable Securities was $14.9 million at July 1, 2005 and $11.9 million at December 31, 2004. At July 1, 2005 and December 31, 2004, those securities were classified as available-for-sale and stated at fair value as reported by our investment brokers, with the unrealized holding gains and losses reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at July 1, 2005 or December 31, 2004. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the thirteen and twenty-six weeks ended July 1, 2005 and July 2, 2004, there were no sales of available-for-sale securities.  These marketable securities are available to fund current operations, if necessary.

NOTE 4: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominantly for the purpose of securing our workers’ compensation obligations. These assets may be released as workers’ compensation claims are paid or when letters of credit are released or can be supported by eligible accounts receivable.

The following is a summary of restricted cash and other assets as of July 1, 2005 and December 31, 2004 (in millions):

	July 1, 2005	December 31, 2004
Workers’ Assurance Program – committed cash*	$128.9	$117.2
Cash-backed instruments	9.5	9.5
Workers’ Assurance Program – uncommitted cash*	0.8	1.9
Other	0.1	—
Total Restricted Cash and Other Assets	$139.3	$128.6

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

Our restricted cash and other assets increased $10.7 million since December 31, 2004. The increase is primarily attributable to the growth in our workers’ compensation reserve for the current policy year as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program.

As a result of our recent workers’ compensation insurance policy renewal, we expect to restrict $33.7 million of cash into our Workers’ Assurance Program for use as collateral during the 2005/2006 policy year which expires on July 1, 2006. Of that total, $6.7 million was restricted and then deposited with our insurance carrier subsequent to the quarter ended July 1, 2005. An additional $13.5 million will be restricted and deposited with our insurance carrier by the end of the year and the balance of $13.5 million will be restricted and deposited with our insurance carrier during 2006 as required by our insurance agreement.

NOTE 5: RECEIVABLES FROM INSURANCE COMPANIES

For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), we have purchased insurance policies from independent, third-party carriers, which cover any claims for a particular event above a deductible amount, on a “per occurrence” basis.  Our current deductible is $2.0 million for the majority of our workers’ compensation claims.

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”).  We record a receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies.  We discount this receivable to its estimated net present value using a discount rate based on the methodology used to discount the related loss liability as described in Note 8.  When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Included in other assets in the accompanying Consolidated Balance Sheets at July 1, 2005 and December 31, 2004 are discounted receivables from insurance companies, net of related valuation allowance, of  $13.5 million and $11.0 million, respectively.

Two of the workers’ compensation insurance companies with which we formerly did business are currently in liquidation or financial distress and have failed to pay a number of excess claims. We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. Although we believe it is probable that we will receive payments on the majority of our excess claims, we have concluded that recovery is unlikely on a portion of these claims. As a result, we have recorded a valuation allowance against the insurance receivables from these two insurance companies at both July 1, 2005 and December 31, 2004 in the amount of $1.2 million.

We also record a receivable for other matters where we expect reimbursement from an insurance company.  Included in prepaid expenses, deposits and other in the accompanying Consolidated Balance Sheets at July 1, 2005 is an undiscounted receivable from our insurance company of $1.8 million in connection with certain employment related litigation. The receivable is not discounted due to the short-term nature of the expected reimbursement.

NOTE 6: INTANGIBLE ASSETS

The following table presents our purchased intangible assets, which are included in other assets in the Consolidated Balance Sheets (in thousands):

	July 1, 2005	December 31, 2004
Amortizable intangible assets:
Trade name/trademarks	$400	$400
Customer relationships	11,600	1,300
Non-compete agreements	1,600	900
	13,600	2,600
Less accumulated amortization	1,586	847
Total amortized intangible assets, net	$12,014	$1,753

Indefinite-lived intangible assets:
Trade name/trademarks	6,500	500
Goodwill	37,357	6,358
Total indefinite-lived intangible assets	$43,857	$6,858

We obtained all of our intangible assets as a result of acquisitions. Intangible assets are amortized using the straight line method over the assigned amortization periods, which range from 2.5 to 6.5 years for customer relationships, 1 to 2 years for non-compete agreements and 2.5 years for amortizable trade name/trademarks.  A majority of our trade name/trademarks do not have a definite life and, accordingly, are not amortized. Amortization expense of our amortizable intangible assets was $0.5 million for the thirteen weeks and $0.7 million for the twenty-six weeks ended July 1, 2005 and $0.3 million for the thirteen weeks and twenty-six weeks ended July 2, 2004.

NOTE 7: LONG-TERM DEBT

Convertible Subordinated Notes - During 2002, we issued 6.25% Convertible Subordinated Notes due June 2007 (the “Notes”) in the aggregate principal amount of $70.0 million.  Interest was payable on the Notes on June 15 and December 15 of each year.  Holders could convert the Notes into shares of our common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes were unsecured subordinated obligations and ranked junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  Pursuant to the terms of the Notes, on or after June 20, 2005, we could redeem some or all of the Notes for cash at 100% of their principal amount plus accrued interest if the market value of our common stock equaled or exceeded 125% of the conversion price ($9.08) for at least 20 trading days in any consecutive 30 trading day period ending on the trading day prior to the date we mail notice of our intent to redeem the Notes.

On April 20, 2005, we announced that we would be calling the Notes for redemption on June 20, 2005 for cash at 100 percent of the principal amount plus accrued interest. Holders of all of the outstanding Notes converted their Notes into shares of our common stock prior to the June 20, 2005 redemption date and none of the outstanding principal amount of the Notes was redeemed for cash.  As a result of these conversions, approximately 9.6 million additional shares of common stock were issued to the holders of the Notes and we reduced our long-term debt by $70.0 million.  The Notes had been accounted for on an “as if converted” basis since their issuance in 2002. Consequently, issuance of the shares was not further dilutive to our diluted net income per share (See Note 9).

NOTE 8: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance to our temporary and regular employees.  Our workers’ compensation insurance policies must be renewed annually. We recently renewed our coverage with American International Group, Inc. (“AIG”), which is the insurance company for the majority of our workers’ compensation policies, for occurences in the period from July 2005 through June 2006. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits (“excess claims”). For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), our current workers’ compensation insurance policy covers any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we now have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a Novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments, which is evaluated on a quarterly basis.  At July 1, 2005, our reserves are discounted at rates ranging from 3.85% to 5.27%.  Included in the accompanying Consolidated Balance Sheets as of July 1, 2005 and December 31, 2004 are discounted workers’ compensation claims reserves in the amounts of $156.8 million and $135.6 million, respectively.

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

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premium, insurance premium and any changes in the valuation allowance related to receivables from insurance companies as described in Note 5. Workers’ compensation expense totaling $19.2 million and $20.4 million was recorded for the thirteen weeks ended July 1, 2005 and July 2, 2004, respectively.  Workers’ compensation expense totaling $34.7 million and $37.0 million was recorded for the twenty-six weeks ended July 1, 2005 and July 2, 2004, respectively.

NOTE 9: NET INCOME PER SHARE

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

	(Amounts in Thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004

Stock Options	130	222	130	316

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented.

Adjusted net income and diluted common shares were calculated as follows:

	Thirteen Weeks Ended
	July 1, 2005	July 2, 2004
Net income	$15,444	$10,128

Adjustments:

Interest on Notes	881	1,106
Amortization of costs for Notes issuance	124	149
Tax effect	(383)	(503)

Total adjustments	622	752

Adjusted net income	$16,066	$10,880

	Common Shares and Potential Common Shares (In Thousands)
Weighted average number of common shares used in basic net income per common share	44,611	41,503

Effect of dilutive securities:

Stock options	889	1,042
Convertible Notes	8,035	9,642

Weighted average number of common shares and potential common shares used in diluted net income per common share	53,535	52,187

	Twenty-Six Weeks Ended
	July 1, 2005	July 2, 2004
Net income	$24,800	$10,858

Adjustments:

Interest on Notes	1,859	2,212
Amortization of costs for Notes issuance	274	298
Tax impact	(808)	(1,006)

Total adjustments	1,325	1,504

Adjusted net income	$26,125	$12,362

	Common Shares and Potential Common Shares (In Thousands)
Weighted average number of common shares used in basic net income per common share	43,557	41,356

Effect of dilutive securities:

Stock options	859	1,025
Convertible Notes	8,838	9,642

Weighted average number of common shares and potential common shares used in diluted net income per common share	53,254	52,023

NOTE 10: COMMITMENTS AND CONTINGENCIES

Accounts Receivable Facility

In March 2001, we entered into a letter of credit facility and accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February 2006.  The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to a wholly-owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility includes a corporate guarantee by us and requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash. We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 2.5% above the Prime Rate. We are currently in compliance with the covenants related to the Accounts Receivable Facility.

At July 1, 2005, we had a total available borrowing capacity of $70.8 million under the Accounts Receivable Facility comprised entirely of the eligible portion of our $95.3 million of securitized accounts receivable. Of that borrowing capacity available at July 1, 2005, we had $51.1 million of letters of credit issued against it leaving us with $19.7 million available for future borrowings.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of July 1, 2005.  The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

At July 1, 2005 and December 31, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:
	July 1,	December 31,
	2005	2004
Workers’ Assurance Program - committed cash	$128.4	$116.7
Accounts Receivable Facility letters of credit	51.0	40.1
Cash-backed instruments	9.5	9.5
Unsecured surety bonds	5.8	5.8

Total Collateral Commitments	$194.7	$172.1

Our workers’ compensation commitments increased $22.6 million since December 31, 2004.  The increase is primarily attributable to $10.5 million of additional letters of credit as a result of our acquisition of CLP and the remaining portion of the increase is related to the growth in our workers’ compensation reserve for the current policy year as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program.

Revolving Credit Facility

In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of July 1, 2005 the available borrowing amount was $8.4 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at our option.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with the related covenants.

Capital Leases – The following is a summary of property and equipment held under non-cancelable capital leases:

	(Amounts in Thousands)
	July 1, 2005	December 31, 2004

Cash dispensing machines	$3,667	$8,119
Computers and software	1,844	1,616
Furniture and equipment	201	292
	5,712	10,027
Less accumulated depreciation and amortization	2,996	6,404

	$2,716	$3,623

Financing terms for many of our cash dispensing machines were completed during the second quarter of 2005, resulting in a reduction in the total capital lease balance.

Future minimum lease payments under these non-cancelable capital leases as of July 1, 2005 are as follows for each of the next five years (in thousands):

2005	$558
2006	802
2007	435
2008	195
2009	3
Thereafter	—

Total minimum lease payments	1,993
Less amounts representing interest and taxes	136

Present value of net minimum lease payments	1,857
Less current maturities	851

Long-term portion	$1,006

Our capital lease obligations are reported in other liabilities in the Consolidated Balance Sheets. The weighted average interest rate on capitalized leases is approximately 5.0% and the lease terms range from 11 to 84 months.

Operating Leases – We have contractual commitments in the form of operating leases related to branch office leases, vehicles and equipment. While most of our branch office leases have longer contractual terms and a small minority have stepped rents to approximate inflation, we have the right to cancel the majority of our leases with 90 days notice. Accordingly, we have not included the leases with 90 day provisions in our disclosure of future minimum lease payments.

Future non-cancelable minimum lease payments under our operating lease commitments as of July 1, 2005 are as follows for each of the next five years (in thousands):

2005	$2,663
2006	3,405
2007	1,614
2008	788
2009	521
Thereafter	389

Total	$9,380

The majority of operating leases pertaining to branch offices provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at that time. Total branch office rent expense for the thirteen weeks ended July 1, 2005 and July 2, 2004 was approximately $5.4 million and $5.0 million, respectively.  Total branch office rent expense for the twenty-six weeks ended July 1, 2005 and July 2, 2004 was approximately $10.6 million and $9.8 million, respectively.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the anticipated reimbursement. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for our contingent legal and regulatory liabilities in the amount of $7.1 million at July 1, 2005 and $5.2 million at December 31, 2004. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a significant adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

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

On May 10, 2004, Lester Mason filed an action in the United States District Court for the Southern District of Florida, alleging that we violated state law in connection with fees charged for our cash dispensing machines and transportation of our temporary employees. The plaintiff sought damages of $1,000 per transaction and certification of a class of similarly situated Florida employees.  The court dismissed the action without prejudice in July 2004.  On August 5, 2004, Alexander Wright and Walter McLamore filed a similar action, seeking similar damages, in the Florida Circuit Court for Broward County. The plaintiffs voluntarily dismissed their case on December 8, 2004.  On March 31, 2005, Dave Lewis and Michael Lombardo filed a similar action, seeking similar damages in the United States District Court Southern District of Florida.  These matters are currently in the discovery phase.

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We dispute the Division’s position that we provide taxable services under New Jersey law and we have filed an administrative protest.

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION

	Twenty-Six Weeks Ended
	July 1, 2005	July 2, 2004
	(Amounts in Thousands)
Cash paid during the period for:
Interest	$2,458	$2,753
Income taxes	$11,638	$1,147

Non-cash investing and financing activities:
Redemption of Convertible Subordinated Notes, net of fees	$68,807	$—
Contribution of common stock to 401(k) plan	$381	$219
Assets acquired with capital lease obligations	$241	$348
Common stock bonus of 7,000 and 12,000 shares	$116	$146
Asset retirement obligation	$475	$—
Restricted stock	$125	$—
Capital leases assumed with the purchase of Spartan Staffing, Inc.	$—	$287
Unrealized gain (loss) on marketable securities	$11	$(52)

NOTE 12: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  The ESPP expires on June 30, 2006 and 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.3 million shares have been issued and 0.6 million shares remain available for future issuance at July 1, 2005. During the twenty-six weeks ended July 1, 2005, participants purchased 32,000 shares in the ESPP for cash proceeds of $0.5 million.  During the twenty-six weeks ended July 2, 2004, participants purchased 33,000 shares in the ESPP for cash proceeds of $0.4 million.

NOTE 13: STOCK OPTION AND INCENTIVE PLANS

We have stock option and incentive plans for directors, officers, and employees, which provide for non-qualified and incentive stock options as well as other stock based awards.  The majority of our options vest evenly over a four-year period from the date of grant and expire if not exercised within five years from the date of grant.

On May 18, 2005, our shareholders approved the Labor Ready, Inc. 2005 Long-Term Equity Incentive Plan (the “2005 Plan”). The

2005 Plan permits the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights. The total number of shares authorized for this plan is 5,500,000 shares. All future stock compensation awards will be awarded from the 2005 Plan.

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005: risk-free interest rates of 3.75% based on an expected life of options of 5.8 years, a volatility expectation of  53% and a 0% dividend yield. The following tables summarize stock option activity for the thirteen week and twenty-six week periods indicated below (in thousands, except exercise price):

	Thirteen Weeks Ended July 1, 2005		Thirteen Weeks Ended July 2, 2004
	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of period	2,856	$8.37	4,200	$6.93
Granted	43	$20.39	172	$13.63
Exercised	(728)	$5.08	(488)	$6.58
Canceled	(80)	$12.97	(111)	$11.83

Outstanding at the end of the period	2,091	$9.59	3,773	$6.67

Exercisable at the end of the period	606	$6.31	1,325	$5.80

Weighted average fair value of options granted during the period		$12.02		$7.69

	Twenty-Six Weeks Ended July 1, 2005		Twenty-Six Weeks Ended July 2, 2004
	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of period	3,145	$7.35	4,529	$7.16
Granted	264	$17.53	431	$12.67
Exercised	(1,158)	$5.31	(713)	$6.09
Canceled	(160)	$9.64	(474)	$13.70

Outstanding at the end of the period	2,091	$9.59	3,773	$6.67

Exercisable at the end of the period	606	$6.31	1,325	$5.80

Weighted average fair value of options granted during the period		$9.31		$7.69

(1) Weighted average exercise price.

Information relating to stock options outstanding and exercisable at July 1, 2005 is as follows (in thousands, except per share amounts):

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$3.25	-	$3.80	199	0.77	$3.51	194	$3.51
$3.81	-	$6.00	427	1.75	$5.44	204	$5.32
$6.01	-	$14.00	1,187	3.38	$10.30	208	$9.88
$14.01	-	$20.39	278	6.73	$17.26	—	$—
$3.25	-	$20.39	2,091	3.25	$9.59	606	$6.31

During the thirteen week periods ended July 1, 2005 and July 2, 2004, we granted 127,000 and 91,000 shares of restricted stock, and recorded compensation expense of $317,000 and $84,000, respectively. During the twenty-six week periods ended July 1, 2005 and July 2, 2004, we granted 341,000 and 91,000 shares of restricted stock, and recorded compensation expense of $540,000 and $84,000, respectively.

For the twenty-six weeks ended July 1, 2005, a total of 58,000 restricted shares were awarded to five executives and vest in three equal installments over three years, with a four year retention period thereafter. For the twenty-six weeks ended July 2, 2004, a total of 91,000 restricted shares were awarded to seven executives and cliff vest in three years, with a two year retention period thereafter. Compensation expense related to all these shares is recorded over the vesting period and the shares are forfeited if employment terminates prior to vesting.

Subsequent to the merger with CLP and during the second quarter of 2005, we granted stock options and restricted stock to certain CLP employees.  One key CLP employee received stock options and shares of restricted stock that each vest in three equal installments over three years, with a four year retention period thereafter.  Certain other CLP employees received shares of restricted stock that vest in four equal installments over four years.  All grants to CLP employees were awarded from the 2005 Plan.

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

Executive Overview

Labor Ready is an international provider of temporary employees for manual labor, light industrial, and skilled trades jobs operating under the names of Labor Ready, Workforce, Spartan Staffing, and CLP Holdings Corp. (“CLP”).  Our customers are primarily businesses in the transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale and sanitation industries.  During 2004, we served more than 318,000 customers and we put approximately 600,000 people to work through our branch offices in all 50 of the United States, in Puerto Rico, in six provinces of Canada and in the United Kingdom.  We believe our ability to provide a large number of temporary employees on short notice, usually the same day as requested, provides us with a competitive advantage in the manual and light industrial portion of our business.  Likewise, our ability to provide high-quality, skilled workers in our skilled trades business also provides significant value to our customers.

Our quarter was highlighted by a 10.5% increase in revenue to $295.2 million compared to revenue of $267.1 million for the second quarter of 2004. This revenue growth resulted in net income for the quarter of $15.4 million or $0.30 per share, compared to net income of $10.1 million or $0.21 per share for the second quarter of 2004. Revenue from branches open one year or longer grew approximately 6.2% over the same quarter a year ago. CLP branches provided approximately 5.0% of our revenue growth for the quarter. Along with the increase in revenue, we had gross margins of 31.4 percent compared to 29.9 percent in the second quarter of 2004. The quarterly gross margin improvement reflected increased pricing and lower costs of services such as bill rate inflation exceeding pay rate inflation and benefits from lower overall workers’ compensation expense as a result of our safety and risk management programs. Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 22.4% compared to 22.6% for the quarter ended July 2, 2004.  This decrease is attributable to strong cost controls and increased leverage of fixed costs due to the increase in sales. At the end of the second quarter of 2005, we were operating 893 branch offices. We opened a total of 10 new branches and closed one branch during the quarter. We also acquired 50 branches through the purchase of CLP Holdings Corp., as described below. We plan to open five additional branches in the remaining half of 2005.

The first half of our year was highlighted by a 13.1% increase in revenue to $538.4 million compared to revenue of $476.0 million for the first half of 2004. This revenue growth resulted in net income for the twenty-six weeks ended July 1, 2005 of $24.8 million or $0.49 per share, compared to net income of $10.9 million or $0.24 per share for the same period last year. Revenue from branches open one year or longer grew approximately 8.0% over the same period a year ago. Acquired branches provided approximately 5.6% of our revenue growth for the first half of 2005. Along with the increase in revenue, we had gross margins of 31.4 percent compared to 29.5 percent in the first half of 2004. The twenty-six week gross margin improvement reflected increased pricing and lower costs of services such as bill rate inflation exceeding pay rate inflation and benefits from lower overall workers’ compensation expense as a result of our safety and risk management programs. Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 23.3% compared to 24.5% for the twenty-six weeks ended July 2, 2004.  This decrease is attributable to strong cost controls and increased leverage of fixed costs due to the increase in sales. At the end of the second quarter of 2005, we were operating 893 branch offices. We opened a total of 35 new branches and closed seven branches during the first half of 2005. We also added 50 branches through the purchase of CLP Holdings Corp.

On April 20, 2005, we announced that we would be calling our Convertible Subordinated Notes (the “Notes”) for redemption on June 20, 2005 for cash at 100 percent of the $70.0 million principal amount plus accrued interest. Holders of all of the outstanding Notes converted their Notes into shares of our common stock prior to the June 20, 2005 redemption date and none of the outstanding principal amount of the Notes was redeemed for cash.  As a result of these conversions, approximately 9.6 million additional shares of common stock were issued to the holders of the Notes and we reduced our long-term debt by $70.0 million.  Historically, the Notes had been accounted for on an “as if converted” basis since their issuance in 2002. Consequently, issuance of the shares was not further dilutive to our diluted net income per share.

On May 27, 2005 we completed the acquisition of CLP, which added an additional 50 branch locations to the 834 we had at the end of the first quarter. CLP provides skilled and semi-skilled temporary employees to licensed contractors and large facilities on an as needed basis.  We believe our acquisition of CLP supports our long-term strategic direction and strengthens our competitive position in the temporary labor industry by providing cross-selling opportunities between the two companies and leveraging the existing Labor Ready branches to facilitate a swift ramp up of new CLP locations. The impact of this acquisition on the thirteen weeks ended July 1, 2005 was accretive to our earnings per share and is expected to be accretive for the rest of 2005. Additionally, we anticipate the long-term performance of CLP’s operations will yield margins similar to Labor Ready’s existing business.

Results of Operations

Thirteen Weeks Ended July 1, 2005 Compared to Thirteen Weeks Ended July 2, 2004

The following table compares the operating results for the thirteen weeks ended July 1, 2005 and July 2, 2004 (in thousands):

	July 1, 2005	July 2, 2004	Percent Change
Revenue from services	$295,208	$267,056	10.5%
Cost of services	202,535	187,297	8.1%
Gross profit	92,673	79,759	16.2%
Selling, general and administrative expenses	66,253	60,310	9.9%
Depreciation and amortization	2,189	2,280	(4.0)%
Interest expense	(1,503)	(1,620)	(7.2)%
Interest and other income	2,214	1,360	62.8%
Income before tax expense	24,942	16,909	47.5%
Net income	$15,444	$10,128	52.5%

Branch Offices and Revenue from Services.  The number of offices increased to 893 at July 1, 2005 from 831 locations at July 2, 2004, a net increase of 62 branch offices or 7.5%.  Revenue for the quarter increased 10.5% compared to the same quarter a year ago.  The change in revenue was made up of the following five components: (a) a 6.2% increase in same store branch revenue, defined as those branch offices opened one year or longer, due to an increase in the demand for our services and to a lesser extent our average bill rate (b) a 5.0% increase due to branches acquired (c) a (1.6%) decline in revenue related to branch offices closed over the past twelve months, (d) a 0.8% increase in revenue from new branch offices opened less than one year, excluding the acquired branches and (e) a net 0.1% increase from foreign currency translation and other miscellaneous factors.

Cost of Services and Gross Profit.  Cost of services decreased to 68.6% of revenue for the quarter ended July 1, 2005 compared to 70.1% for the quarter ended July 2, 2004. A large part of that improvement has come from the fact that our bill rate growth has exceeded our pay rate growth. Average pay rate growth was 2.8% quarter over quarter while our average bill rate growth increased by 3.4% over the same period. Workers’ compensation costs for the second quarter of 2005 were approximately 6.5% of revenue compared to 7.7% in the second quarter of 2004. The decrease is the result of a lower accrual rate for the current year as well as a favorable adjustment to prior period reserves of approximately 60 basis points from our actuaries. The on-going reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents.  As a result, our gross profit increased to 31.4% for the quarter ended July 1, 2005 compared to 29.9% for the quarter ended July 2, 2004.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue have decreased to 22.4% for the thirteen weeks ended July 1, 2005 compared to 22.6% for the thirteen weeks ended July 2, 2004. The driving force behind the reduction of SG&A expenses as a percentage of revenue is the fact that we are increasing average branch revenue while at the same time continuing to control operating costs.

Depreciation and Amortization Expense.  Depreciation and amortization expenses decreased slightly to $2.2 million for the thirteen weeks ended July 1, 2005 from $2.3 million for the thirteen weeks ended July 2, 2004.

Interest Expense. We recorded interest expense of $1.5 million for the thirteen weeks ended July 1, 2005 compared to $1.6 million for the thirteen weeks ended July 2, 2004. The decrease is due to the redemption of our Convertible Subordinated Notes.

Interest and Other Income. We recorded interest and other income of $2.2 million for the thirteen weeks ended July 1, 2005 compared to $1.4 million for the thirteen weeks ended July 2, 2004. The change in interest and other income quarter over quarter is attributable to the rise in short-term interest rates, increased rates of return on our restricted cash, and increasing balances of cash and restricted cash earning interest.

Income Tax. Our effective tax rate was 38.1% for the thirteen weeks ended July 1, 2005 compared to 40.1% for the thirteen weeks ended July 2, 2004.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.  The decrease in our effective tax rate reflects the benefit from certain federal employment tax credits.  These credits expired at the end of 2003.  Legislation signed by President Bush in October 2004 retroactively extended these credits from 2003 to December 31, 2005.

We have a net deferred tax asset of approximately $11.3 million at July 1, 2005 resulting primarily from workers’ compensation reserves, allowance for doubtful accounts, reserves for contingent legal liabilities and domestic and foreign net operating loss carryforwards. We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against certain domestic and foreign net operating loss carry forward benefits in the amount of $7.3 million at July 1, 2005 and $6.0 million at July 2, 2004.

In October 2004, President Bush signed the American Jobs Creation Act of 2004 (“Act”). The Act provides for a special one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” in response to the Act, which provides guidance for the implementation of the provisions of the Act.  Under the Act, we may choose to repatriate earnings from any or all of our foreign investments and may apply the special one-time deduction to any repatriated amounts, provided certain criteria are met. We are currently evaluating the effects of the repatriation provision for each of our several foreign investments and expect to complete the evaluation prior to the end of the fourth quarter of 2005.

Twenty-Six Weeks Ended July 1, 2005 Compared to Twenty-Six Weeks Ended July 2, 2004

The following table compares the operating results for the Twenty-Six weeks ended July 1, 2005 and July 2, 2004 (in thousands):

	July 1, 2005	July 2, 2004	Percent Change
Revenue from services	$538,424	$475,968	13.1%
Cost of services	369,613	335,482	10.2%
Gross profit	168,811	140,486	20.2%
Selling, general and administrative expenses	125,667	116,756	7.6%
Depreciation and amortization	4,395	4,339	1.3%
Interest expense	(2,878)	(3,311)	(13.1)%
Interest and other income	4,064	2,046	98.6%
Income before tax expense	39,935	18,126	120.3%
Net income	$24,800	$10,858	128.4%

Branch Offices and Revenue from Services.  The number of offices increased to 893 at July 1, 2005 from 831 locations at July 2, 2004, a net increase of 62 branch offices or 7.5%.  Revenue for the first half of 2005 increased 13.1% compared to the same period a year ago.  The change in revenue was made up of the following five components: (a) a 8.0% increase in same store branch revenue, defined as those branch offices opened one year or longer, due to an increase in the demand for our services and to a lesser extent our average bill rate (b) a 5.6% increase due to branches acquired (c) a (1.5%) decline in revenue related to branch offices closed over the past twelve months, (d) a 0.8% increase in revenue from new branch offices opened less than one year, excluding the acquired branches and (e) a net 0.2% increase from foreign currency translation and other miscellaneous factors.

Cost of Services and Gross Profit.  Cost of services decreased to 68.7% of revenue for the twenty-six weeks ended July 1, 2005 compared to 70.5% for the twenty-six weeks ended July 2, 2004. A large part of that improvement has come from the fact that our bill rate growth has exceeded our pay rate growth. Average pay rate growth was 3.0% year over year while our average bill rate growth increased by 3.5% over the same period. Workers’ compensation costs for the twenty-six weeks ended July 1, 2005 were approximately 6.5% of revenue compared to 7.8% for the twenty-six weeks ended July 2, 2004. The decrease is the result of a lower accrual rate for the current year as well as favorable adjustments to prior period reserves from our actuaries. The on-going reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents.  As a result, our gross profit increased to 31.4% for the twenty-six weeks ended July 1, 2005 compared to 29.5% for the twenty-six weeks ended July 2, 2004.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue have decreased to 23.3% for the twenty-six weeks ended July 1, 2005 compared to 24.5% for the twenty-six weeks ended July 2, 2004. The driving force behind the reduction of SG&A expenses as a percentage of revenue is the fact that we are increasing average branch revenue while at the same time continuing to control operating costs.

Depreciation and Amortization Expense.  Depreciation and amortization expenses increased slightly to $4.4 million for the twenty-six weeks ended July 1, 2005 from $4.3 million for the twenty-six weeks ended July 2, 2004.

Interest Expense. We recorded interest expense of $2.9 million for the twenty-six weeks ended July 1, 2005 compared to $3.3 million for the twenty-six weeks ended July 2, 2004. The decrease is due to the redemption of our Convertible Subordinated Notes.

Interest and Other Income. We recorded interest and other income of $4.1 million for the twenty-six weeks ended July 1, 2005 compared to $2.0 million for the twenty-six weeks ended July 2, 2004. The change in interest and other income year over year is attributable to the rise in short-term interest rates, increased rates of return on our restricted cash, and increasing balances of cash and restricted cash earning interest.

Income Tax. Our effective tax rate was 37.9% for the twenty-six weeks ended July 1, 2005 compared to 40.1% for the twenty-six weeks ended July 2, 2004.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.  The decrease in our effective tax rate reflects the benefit from certain federal employment tax credits.  These credits expired at the end of 2003.  Legislation signed by President Bush in October 2004 retroactively extended these credits from 2003 to December 31, 2005.

We have a net deferred tax asset of approximately $11.3 million at July 1, 2005 resulting primarily from workers’ compensation reserves, allowance for doubtful accounts, reserves for contingent legal liabilities and domestic and foreign net operating loss carryforwards. We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against certain domestic and foreign net operating loss carry forward benefits in the amount of $7.3 million at July 1, 2005 and $6.0 million at July 2, 2004.

In October 2004, President Bush signed the American Jobs Creation Act of 2004 (“Act”). The Act provides for a special one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” in response to the Act, which provides guidance for the implementation of the provisions of the Act.  Under the Act, we may choose to repatriate earnings from any or all of our foreign investments and may apply the special one-time deduction to any repatriated amounts, provided certain criteria are met. We are currently evaluating the effects of the repatriation provision for each of our several foreign investments and expect to complete the evaluation prior to the end of the fourth quarter of 2005.

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

Workers’ Compensation Reserves. We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported, as well as management’s judgment and expectations.  This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At July 1, 2005, our reserves are set at the estimate provided by our independent actuary and are discounted at rates ranging from 3.85% to 5.27%.  We evaluate the reserve regularly throughout the year and make adjustments as needed.  If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

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

Goodwill and Intangible Assets.  As a result of our recent acquisitions, we have recorded various intangible assets at their estimated fair values.  The estimated fair values of the acquired amortizable and indefinite-lived intangible assets as determined by certain asset valuation experts, is based on our expectations regarding future operating results and cash flows.  The amortization period of the amortizable intangible assets is based on our expectation of the number of future periods that we will receive benefit.  Any purchase price in excess of the fair value of the acquired tangible and intangible assets is classified as goodwill and is tested for impairment annually and whenever events or circumstances indicate that impairment may have occurred.

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

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operating Activities

Net cash provided by operating activities was $32.8 million for the twenty-six week period ended July 1, 2005 compared to $18.2 million for the twenty-six week period ended July 2, 2004. The largest increases to cash flows from operations during the first half of 2005 were mostly related to the significant growth in our net income and our workers’ compensation claims reserve.

Our net income for the twenty-six weeks ended July 1, 2005 was $24.8 million compared to $10.9 million for the twenty-six weeks ended July 2, 2004. The workers’ compensation claims reserve increased $7.2 million during the first half of 2005 (prior to the workers’ compensation claims liabilities assumed from CLP) compared to a $14.8 million increase during the same period a year ago. Overall, the growth in our workers’ compensation claims reserve is the result of an increased exposure base which is related to increased revenue.  The reserve is increased in relation to temporary payroll hours billed and reduced as we pay claims over a weighted average period of approximately five years. The increase in the workers’ compensation reserve for the first half of 2005 is less than the growth for the same period a year ago primarily due to the fact that our current period loss rate from our actuary is running lower than it was a year ago and we continue to experience positive adjustments from our actuary as a result of improvements in our safety and risk management programs.

The positive impacts discussed above were partially offset by the large change in our accounts receivable balances, which have increased $17.6 million for the first half of 2005 (prior to the addition of receivables acquired from CLP) compared to a $23.2 million increase for the same period a year ago. This change is mostly attributable to the increase in sales for the period compared to the same period a year ago.

We typically pay our temporary workers on a daily basis, bill our customers weekly and, on average, collect monthly.  Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows from Investing Activities

Net cash used in investing activities was $62.3 million for the twenty-six week period ended July 1, 2005 compared to cash used of $10.6 million for the twenty-six week period ended July 2, 2004. This change in cash used in investing activities is due mostly to the purchase of CLP Holdings Corp. (“CLP”), changes in our restricted cash and other assets and our net marketable securities activity. Net cash used to purchase CLP totaled $45.9 million.  Our restricted cash and other assets are used primarily to collateralize our workers’ compensation program. We increased our restricted cash and other assets by $10.7 million during the first half of 2005 compared to an increase of $1.4 million in these accounts during the first half of 2004. This increase is primarily attributable to a timing difference in the posting of workers’ compensation collateral to our insurance carrier and a larger exposure base, which is related to the increase in sales for the period as compared to the same period a year ago. At July 1, 2005, we had $194.7 million of total collateral commitments compared to $171.4 million at July 2, 2004. Our net change in our marketable securities during the first half of 2005 was an increase of $3.0 million compared to a decrease of $3.6 million for the same period a year ago. This change is due to our additional investments in short-term securities to capitalize on increasing yields in the marketplace.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.5 million for the twenty-six week period ended July 1, 2005 compared to cash used of $0.8 million for the twenty-six week period ended July 2, 2004. At year-end 2003 we had $4.2 million in checks issued against future deposits that were paid in full during the first half of 2004. There were no checks issued against future deposits at July 1, 2005 or at the end of 2004.  We also had $6.6 million of cash provided by financing activities at July 1, 2005 compared to $4.7 million at July 2, 2004 due mostly to the increased activity in the exercise of stock options by our employees.

Capital Resources

In March 2001, we entered into a letter of credit facility and an accounts receivable securitization facility (collectively the “Accounts Receivable Facility”) with certain unaffiliated financial institutions that expires in February 2006.  The Accounts Receivable Facility provides loan advances and letters of credit through the sale of substantially all of our eligible domestic accounts receivable to our wholly-owned and consolidated subsidiary, Labor Ready Funding Corporation.  The Accounts Receivable Facility includes a corporate guarantee by us and requires that we meet certain financial covenants.  Among other things, these covenants require us to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  Subject to certain availability requirements, the Accounts Receivable Facility allows us to borrow a maximum of $80 million, all of which may be used to obtain letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged and restricted cash.  We currently use this facility to issue letters of credit but if we were to take a loan against this borrowing capacity, interest would be charged at 2.5% above the Prime Rate. We believe we are currently in compliance with covenants related to the Accounts Receivable Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts that we control as well as cash deposits held by our insurance carriers.  At July 1, 2005 we had restricted cash in our Workers’ Assurance Program totaling $129.7 million.  Of this cash, $128.9 million was committed to insurance carriers leaving $0.8 million available for future needs.  We currently have the ability to restrict up to an additional $30.0 million during 2005 through the use of this program. We anticipate depositing an additional $20.2 million of our restricted cash with our insurance carrier in 2005.

In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of July 1, 2005, the available borrowing amount was $8.4 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at our option.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with the related covenants.

During 2002, we issued 6.25% Convertible Subordinated Notes due June 2007 (the “Notes”) in the aggregate principal amount of $70.0 million.  Interest was payable on the Notes on June 15 and December 15 of each year.  Holders could convert the Notes into shares of our common stock at any time prior to the maturity date at a conversion price of $7.26 per share (equivalent to an initial conversion rate of approximately 137.741 shares per $1,000 principal amount of Notes), subject to certain adjustments.  The Notes were unsecured subordinated obligations and ranked junior in right of payment to all existing and future debt that would constitute senior debt under the indenture, including letters of credit and surety bonds.  On or after June 20, 2005, we could redeem some or all of the Notes for cash at 100% of their principal amount plus accrued interest if the market value of our common stock equaled or exceeded 125% of the conversion price ($9.08) for at least 20 trading days in any consecutive 30 trading day period ending on the trading day prior to the date we mail notice of our intent to redeem the Notes.

On April 20, 2005, we announced that we would be calling the Notes for redemption on June 20, 2005 for cash at 100 percent of the principal amount plus accrued interest. Holders of all of the outstanding Notes converted their Notes into shares of our common stock prior to the June 20, 2005 redemption date and none of the outstanding principal amount of the Notes was redeemed for cash.  As a result of these conversions, approximately 9.6 million additional shares of common stock were issued to the holders of the Notes and we reduced our long-term debt by $70.0 million.  The Notes had been accounted for on an “as if converted” basis since their issuance in 2002. Consequently, issuance of the shares was not further dilutive to our diluted net income per share.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

As described in Notes 5 and 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q, we provide workers’ compensation insurance to our temporary and regular employees.  Our workers’ compensation insurance policies must be renewed annually. We recently renewed our coverage with American International Group, Inc. (“AIG”), which is the insurance company for the majority of our workers’ compensation policies, for occurences in the period from July 2005 through June 2006. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers’ compensation claims originating in the majority of states (which we refer to as self-insured states), our current workers’ compensation insurance policy covers any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured.

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

At July 1, 2005 and December 31, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:
	July 1, 2005	December 31, 2004
Workers’ Assurance Program -committed cash	$128.4	$116.7
Accounts Receivable Facility letters of credit	51.0	40.1
Cash-backed instruments	9.5	9.5
Unsecured surety bonds	5.8	5.8

Total Collateral Commitments	$194.7	$172.1

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	July 1, 2005		December 31, 2004

Ending workers’ compensation reserve:	$156.8		$135.6
a) Discount on reserves	30.4		26.9
b) Unreleased collateral posted on claims that have been paid	18.9		7.0
c) Collateral posted with current provider prior to obligation incurred	(3.4	)*	8.8
d) Excess collateral on claims not yet paid	9.9		6.1
e) Reserves for claims above our deductible (“excess claims”), net of discount	(17.9)		(12.3)

Total Collateral Commitments	$194.7		$172.1

*      Due to the timing of our collateral postings in conjunction with our policy renewal, our collateral postings lagged our obligations incurred at quarter-end.

As a result of our recent workers’ compensation insurance policy renewal, we expect to restrict $33.7 million of cash into our Workers’ Assurance Program for use as collateral during the 2005/2006 policy year which expires on July 1, 2006. Of that total, $6.7 million was restricted and then deposited with our insurance carrier subsequent to the quarter ended July 1, 2005. An additional $13.5 million will be restricted and deposited with our insurance carrier by the end of the year and the balance of $13.5 million will be restricted and deposited with our insurance carrier during 2006 as required by our insurance agreement.

The Accounts Receivable Facility letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of July 1, 2005.  Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our Worker’s Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers.  The letters of credit bear fluctuating annual fees, which were approximately 0.47% of the principal amount of the letters of credit as of July 1, 2005.

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

	(Amounts in Thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004

Beginning balance	$139,801	$118,318	$135,612	$112,158

Self-insurance reserve expense
Expenses related to current year (net of discount)	16,753	17,018	30,705	29,530
Income related to prior years	(2,127)	(1,135)	(3,754)	(239)
Total	14,626	15,883	26,951	29,291

Amortization of prior years discount	583	870	997	1,643

Payments
Payments related to current year claims	(2,366)	(1,705)	(2,931)	(1,823)
Payments related to claims from prior years	(9,314)	(6,565)	(17,508)	(15,224)
Total	(11,680)	(8,270)	(20,439)	(17,047)

Net change in excess claims reserve	326	157	535	913
CLP liability assumed, net of discount	13,104	—	13,104	—

Ending balance	156,760	126,958	156,760	126,958
Less current portion	45,074	40,527	45,074	40,527
Long-term portion	$111,686	$86,431	$111,686	$86,431

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals.  Our policy is to set our reserve at the estimate provided by our independent actuary unless significant trends or fact patterns warrant otherwise. Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  Our claims reserves are discounted to their estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At July 1, 2005 our reserves are discounted at rates ranging from 3.85% to 5.27%.

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

Other

Included in cash and cash equivalents as of July 1, 2005 is cash held within branch office CDMs for payment of temporary payrolls in the amount of approximately $14.3 million compared to $14.8 million at December 31, 2004.

Our capital expenditures were $3.0 million and $3.2 million for the twenty-six weeks ended July 1, 2005 and July 2, 2004, respectively.  We anticipate that our capital expenditures will be approximately $3.4 million for the balance of 2005.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during the thirteen week period ended July 1, 2005.

The following table provides a summary of our contractual obligations as of July 1, 2005:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2005	2006 through 2007	2008 through 2009	2010 and later
Capital lease obligations (a)	1,993	558	1,237	198	—
Operating leases (b)	9,380	2,663	5,019	1,309	389
Purchase obligations (c)	2,520	2,455	65	—	—
Other long-term obligations (d)	10,877	3,855	7,022	—	—
Other cash obligations (e)	33,745	20,247	13,498	—	—

Total Contractual Cash Obligations	$58,515	$29,778	$26,841	$1,507	$389

(a)          Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.

(b)         Excludes all payments related to branch office leases cancelable within 90 days. See Note 10 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

(c)          Binding purchase orders for goods or services outstanding at July 1, 2005.

(d)         Voice and data service contracts and licensing agreements.

(e)          Collateral obligations related to workers’ compensation for the policy year ending July 1, 2006.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of July 1, 2005:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	2005	2006 through 2007	2008 through 2009	2010 and later

Other Commercial Commitments

Accounts Receivable Facility (f)	$80,000	—	$80,000	—	—
Line of credit (g)	8,375	250	8,125	—	—
Cash-backed instruments (f)	9,546	9,546	—	—	—
Unsecured surety bonds	7,500	7,500	—	—	—

Total Commercial Commitments	$105,421	$17,296	$88,125	—	—

Other Commitment Capacity

Workers’ Assurance Program - currently restricted cash (h)	129,702
Workers’ Assurance Program - cash authorized for future restriction (h)	30,000
	159,702

Total Commercial Commitments and other Collateral Capacity	265,123

Total Collateral Commitments Outstanding as of July 1, 2005	(194,725)

Available Commitment Capacity	$70,398

(f)            See Note 10 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

(g)         No balance outstanding. See description of Revolving Credit Facility in Note 10 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

(h)         See description in Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Form 10-Q.

As a result of our recent workers’ compensation insurance policy renewal, we expect to restrict $33.7 million of cash into our Workers’ Assurance Program for use as collateral during the 2005/2006 policy year which expires on July 1, 2006. Of that total, $6.7 million was restricted and then deposited with our insurance carrier subsequent to the quarter ended July 1, 2005. An additional $13.5 million will be restricted and deposited with our insurance carrier by the end of the year and the balance of $13.5 million will be restricted and deposited with our insurance carrier during 2006 as required by our insurance agreement.

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

We are required to pay workers’ compensation benefits for our temporary and regular employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers’ compensation insurance coverages. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. While we have secured coverage with American International Group, Inc. (AIG), which is the insurance company for the majority of our workers’ compensation policies, for occurrences in the period from July 2005 through June 2006, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after June 2006.  In the event we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

We maintain employment practice liability insurance (EPLI) for certain types of claims that may arise out of the course of employment.  We currently maintain a policy with a $1.0 million deductible for single-party claims and a $2.5 million deductible for multiple-party claims with a maximum aggregate coverage of $10.0 million per claim and per policy year which is applicable to the coverage period of July 2005 through June 2006.  The EPLI market has experienced increasing losses in recent periods creating increases in insurance premiums, increases in deductible limits, and decreases in overall coverage.  In the event we are unable to retain EPLI coverage on commercially reasonable terms, our financial condition and results of operations could suffer.

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

Our reserves for workers’ compensation claims and other liabilities and our allowance for doubtful accounts may be inadequate, and we may incur additional charges if the actual amounts exceed the estimated amounts.

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

Prior to our current policies with AIG, we purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company (Kemper) provided coverage for occurrences commencing in 2001 through June 30, 2003.  Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us. In December 2004, we executed a Novation agreement pursuant to which we relinquished insurance coverage and assumed all further liability for all claims originating in the Kemper policy years. We cannot assure you that claims originating in the Kemper policy years will not experience unexpected adverse developments or that the amounts we have reserved to pay for those claims are adequate.

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

We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity and other claims. From time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these regulations. We have in the past been found, and may in the future be found, to have violated regulations or other regulatory requirements applicable to our operations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and harmful to our business.  We currently maintain a policy with a $1.0 million deductible for single-party claims and a $2.5 million deductible for multiple-party claims with a maximum aggregate coverage of $10.0 million per claim and per policy year which is applicable to the coverage period of July 2005 through June 2006. We cannot assure you that we will not experience these problems in the future or that our insurance will be sufficient in amount or scope to cover any of these types of liabilities or that we will be able to continue to secure insurance coverage for such events on terms that we find commercially reasonable.

A significant portion of our revenue is derived from operations in a limited number of markets. Recessions in these markets have harmed and could continue to harm our operations.

A significant portion of our revenue is derived from our operations in a limited number of states. Total revenue generated from operations in California, Texas and Florida, accounted for approximately 35.0% of our overall revenue in each of 2004, 2003 and 2002. In addition, as a result of our acquisition of CLP, we expect that the percentage of our overall revenue generated from operations in California will increase even further.  The California economy was particularly hard-hit by the most recent economic recession. California is our largest market and economic weakness in this region or our other key markets could harm our business.

Any significant economic downturn or increase in interest rates could result in our clients using fewer temporary employees, which could harm our business or cause the price of our securities to decline.

Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. In addition, as a result of our acquisition of CLP, a significant portion of our revenue is generated from work in the construction industry.  As interest rates rise, the amount of construction could decline, which will cause a reduction in the demand for the use of temporary employees in the construction industry.  As a result, any significant economic downturn or increase in interest rates could harm our business, financial condition or results of operations, or cause the price of our securities to decline.

Establishment and expansion of our international operations will burden our resources and may fail to generate a substantial increase in revenue.

As of July 1, 2005, we had 50 branch offices in the United Kingdom and 36 in Canada. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:

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

Our credit facilities contain strict financial covenants. Among other things, these covenants require us to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses. In the past we have negotiated amendments to these covenants to ensure our continued compliance with their restrictions. We cannot assure you that our lender would consent to such amendments on commercially reasonable terms in the future if we once again required such relief. In the event that we do not comply with the covenants and the lender does not waive such non-compliance, we will be in default of our credit agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances. Moreover, our insurance policies and smaller loan arrangements contain cross-default provisions, which accelerate our indebtedness under these arrangements in the event we default under our credit facilities. Accordingly, in the event of a default under our credit facilities, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

Our acquisitions of CLP and Spartan Staffing and/or other future acquisitions or acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations and financial condition.

As part of our business strategy, we have made acquisitions of other temporary staffing businesses (e.g., CLP and Spartan Staffing) and we may continue to pursue such acquisitions in the future.  Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred.  Following an acquisition, including the acquisitions of CLP and Spartan Staffing, we cannot assure you that we will be able to integrate the operations of the acquired business without significant difficulties, including unanticipated costs, difficulty in retaining customers, failure to retain key employees and the diversion of management attention.  In addition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate.  These circumstances could adversely affect our results of operations or financial condition.

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

Our business would suffer if we could not attract enough temporary employees or skilled trade workers.

We compete with other temporary personnel companies to meet our customer needs and we must continually attract reliable temporary employees to fill positions. We have in the past experienced short-term worker shortages and we may continue to experience such shortages in the future. In addition, CLP’s business relies on the ability to attract skilled trade workers.  If we are unable to find temporary employees or skilled trade workers to fulfill the needs of our customers over a long period of time, we could lose customers and our business could suffer.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At July 1, 2005, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from our July 1, 2005 levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of July 1, 2005, our marketable securities consist of revenue bonds and other municipal obligations, the vast majority of which have maturity dates of less than one year.  Therefore, an increase in interest rates immediately and uniformly by 10% from our July 1, 2005 levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)).  Based on this evaluation, our CEO and our CFO concluded that, as of July 1, 2005, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  During the twenty-six weeks ended July 1, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.           Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 2.           Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

On December 11, 2002, our Board of Directors approved a resolution granting management the authority to repurchase up to 2.0 million shares of our common stock. As of July 1, 2005, approximately 600,000 shares of common stock have been repurchased pursuant to this resolution, leaving 1.4 million shares available for future repurchase. There were no repurchases of our common stock during the twenty-six weeks ended July 1, 2005.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 18, 2005, the following proposals were adopted by the margins indicated:

PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Robert J. Sullivan, Joseph P. Sambataro, Jr., Thomas E. McChesney, Carl W. Schafer, Gates McKibbin, William W. Steele and Keith Grinstein.  Each of these nominees was reelected to serve for a one year term, by the following margins of votes:

Nominees	For	Withheld
Robert J. Sullivan	40,015,858	1,782,274
Joseph P. Sambataro, Jr.	40,571,132	1,227,000
Thomas E. McChesney	40,515,968	1,282,164
Carl W. Schafer	40,035,326	1,762,806
Gates McKibbin	40,586,440	1,211,692
William W. Steele	40,578,443	1,219,689
Keith Grinstein	39,444,443	2,353,689

PROPOSAL 2: Ratification of the selection of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending December 30, 2005.

For	Against	Abstain
41,278,328	497,912	21,891

PROPOSAL 3: Approval of Labor Ready, Inc. 2005 Long-Term Equity Incentive Plan.

For	Against	Abstain	Broker Non-Votes
26,671,097	8,167,411	57,383	6,902,241

Item 5.           Other Information

On May 27, 2005, our subsidiary entered into an executive employment agreement with Noel Wheeler (the “Employment Agreement”) pursuant to which Mr. Wheeler will serve as President and Chief Executive Officer of CLP Resources.  Under the terms of the Employment Agreement, Mr. Wheeler’s initial base annual salary is $250,000 and Mr. Wheeler received an option to purchase 42,574 shares of our common stock and 17,668 shares of restricted stock.  The foregoing option grant and grant of restricted stock were made in accordance with and subject to the terms and conditions of the Labor Ready, Inc. 2005 Long-Term Equity Incentive Plan.  Mr. Wheeler is also entitled to receive an Executive Bonus and a Transition Bonus subject to certain eligibility requirements and other terms and conditions.  Mr. Wheeler will be entitled to receive an Executive Bonus of up to 25% of his then current salary if certain financial performance targets are met or exceeded.  Furthermore, he will be entitled to receive a Transition Bonus for each of fiscal years 2005 and 2006 of up to a maximum of $125,000 for each such year based on a financial performance target for CLP Resources.

If we terminate the employment of Mr. Wheeler without Cause (as defined in the Employment Agreement) or if Mr. Wheeler terminates his employment with Good Reason (as defined in the Employment Agreement), then Mr. Wheeler will be entitled to receive (i) separation payments for twelve months from the employment termination date at the base monthly salary then currently in effect (or if such termination occurs during the first two years of Mr. Wheeler’s employment, then the separation payments will be for the time period reflected by the difference between the number of full months of employment under the Employment Agreement and 24 months, if such difference is longer than 12 months); (ii) continued vesting for twelve months past the employment termination date of any previously awarded stock options or other equity awards, provided that all vested awards shall be exercised prior to the end of such twelve-month period and (iii) a pro rated amount of the Executive and Transition Bonus adjusted to reflect the number of days that Mr. Wheeler was actually employed by us during such fiscal year.  The foregoing separation benefits described in clauses (i) and (ii) are conditioned upon the execution by Mr. Wheeler of a release of claims against us and his compliance with certain obligations owed to us under the Employment Agreement.  The Employment Agreement also contains confidentiality, non-competition, non-solicitation, indemnification and assignment of invention provisions.

The foregoing summary is qualified in its entirety by reference to the text of the Employment Agreement, a copy of which is attached as Exhibit 10.29 to this quarterly report on Form 10-Q and which is incorporated by reference herein.

Item 6.           Exhibits

Exhibits

10.29	Executive Employment Agreement with Noel Wheeler dated May 27, 2005.

31.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven C. Cooper, Chief Financial Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.	8/4/05
Signature	Date
By: Joseph P. Sambataro, Jr., Director,
Chief Executive Officer and President

/s/ Steven C. Cooper	8/4/05
Signature	Date
By: Steven C. Cooper, Chief Financial Officer
and Executive Vice President