Form 10-Q
period 2005-09-30
LABOR READY INC
filed 2005-10-27
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of October 21, 2005, there were 53,286,906 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

INDEX

Part I.	Financial Information

	Item 1.	Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

Consolidated Statements of Income
Thirteen and Thirty-Nine Weeks Ended September 30, 2005 and October 1, 2004

Consolidated Statements of Comprehensive Income
Thirteen and Thirty-Nine Weeks Ended September 30, 2005 and October 1, 2004

Consolidated Statements of Cash Flows
Thirty-Nine Weeks Ended September 30, 2005 and October 1, 2004

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

Signatures

PART I.  Financial Information

Item 1.           Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	September 30, 2005	December 31, 2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$111,893	$128,817
Marketable securities	17,670	11,947
Accounts receivable	38,303	17,082
Accounts receivable pledged under securitization agreement	111,736	81,428
Allowance for doubtful accounts	(5,475)	(4,197)
Prepaid expenses, deposits and other	17,397	10,342
Income tax receivable	—	15,639
Deferred income taxes	13,106	—

Total current assets	304,630	261,058

PROPERTY AND EQUIPMENT:
Buildings and land	17,904	16,721
Computers and software	33,047	31,201
Cash dispensing machines	15,522	15,140
Furniture and equipment	4,482	2,877
	70,955	65,939
Less accumulated depreciation and amortization	45,041	40,765

Property and equipment, net	25,914	25,174

OTHER ASSETS:
Restricted cash and other assets	146,945	128,607
Deferred income taxes	2,263	6,890
Other assets	70,688	22,378

Total other assets	219,896	157,875

Total assets	$550,440	$444,107

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2005	December 31, 2004
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$20,200	$14,743
Accrued wages and benefits	24,407	18,182
Current portion of workers’ compensation claims reserve	48,537	41,683
Other current liabilities	784	1,554
Income taxes payable	6,335	—
Deferred income taxes	—	346

Total current liabilities	100,263	76,508

LONG-TERM LIABILITIES:
Long term debt	—	70,000
Workers’ compensation claims reserve, less current portion	119,063	93,929
Other non-current liabilities	1,451	1,276

Total long-term liabilities	120,514	165,205

Total liabilities	220,777	241,713

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 53,280 and 42,338 shares issued and outstanding	145,249	63,914
Cumulative foreign currency translation adjustment	2,908	3,577
Cumulative unrealized loss on marketable securities	(11)	(22)
Retained earnings	181,517	134,925

Total shareholders’ equity	329,663	202,394

Total liabilities and shareholders’ equity	$550,440	$444,107

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenue from services	$360,445	$296,134	$898,869	$772,102

Cost of services	247,572	204,766	617,185	540,248
Gross profit	112,873	91,368	281,684	231,854

Selling, general and administrative expenses	76,491	62,635	202,158	179,391
Depreciation and amortization	2,469	2,200	6,864	6,539
Income from operations	33,913	26,533	72,662	45,924

Interest expense	(772)	(1,615)	(3,650)	(4,926)
Interest and other income	2,193	843	6,257	2,889
Interest and other income (expense), net	1,421	(772)	2,607	(2,037)
Income before tax expense	35,334	25,761	75,269	43,887

Income tax	13,542	10,189	28,677	17,457

Net income	$21,792	$15,572	$46,592	$26,430

Net income per common share:
Basic	$0.41	$0.37	$1.00	$0.64
Diluted	$0.40	$0.31	$0.89	$0.55

Weighted average shares outstanding:
Basic	53,243	41,900	46,785	41,538
Diluted	54,275	52,583	53,546	52,190

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income	$21,792	$15,572	$46,592	$26,430
Other comprehensive income (loss):
Foreign currency translation adjustment	199	286	(669)	447
Unrealized gain (loss) on marketable securities	—	(2)	11	(54)
Other comprehensive income (loss)	199	284	(658)	393
Comprehensive income	$21,991	$15,856	$45,934	$26,823

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2005	October 1, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,592	$26,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,273	7,120
Provision for doubtful accounts	5,921	6,214
Deferred income taxes	(9,626)	(3,959)
Other operating activities	4,886	1,922
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(43,130)	(42,182)
Workers’ compensation claims reserve	17,994	23,702
Income tax	21,991	6,143
Other assets	(6,810)	(4,249)
Other current liabilities	7,126	7,279
Net cash provided by operating activities	52,217	28,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,208)	(3,616)
Purchases of marketable securities	(32,931)	(13,483)
Maturities of marketable securities	27,219	22,738
Purchase of CLP Holdings Corp., net of cash acquired	(45,955)	—
Purchase of Spartan Staffing, Inc.	—	(9,890)
Increase in restricted cash and other assets	(18,338)	(14,465)
Other	(135)	(186)
Net cash used in investing activities	(74,348)	(18,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee benefit plans	7,262	5,305
Payments on debt	(1,553)	(2,012)
Checks issued against future deposits	—	(870)
Net cash provided by financing activities	5,709	2,423
Effect of exchange rates on cash	(502)	411
Net change in cash and cash equivalents	(16,924)	12,352

CASH AND CASH EQUIVALENTS, beginning of period	128,817	83,112
CASH AND CASH EQUIVALENTS, end of period	$111,893	$95,464

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004. Operating results for the thirty-nine week period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 30, 2005.

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

Stock-based compensation

We follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for stock options and employee stock purchase plans.  Since the exercise price of our employee stock options is not less than the market price of the underlying stock at the date of grant, under APB Opinion No. 25, no compensation cost is recognized related to stock options.  However, as discussed in Note 13, we do recognize compensation expense related to our restricted stock grants. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002, requires us to provide pro forma information regarding net income and net income per share as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123, as amended by SFAS No. 148. Under the provisions of SFAS No. 123, as amended by SFAS No. 148, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amount):

		Thirteen Weeks Ended September 30, 2005	Thirteen Weeks Ended October 1, 2004

Net income as reported		$21,792	$15,572
Add: Stock based compensation as reported, net of tax		300	50
		22,092	15,622
Deduct:	Total stock-based compensation expense determined under fair value method of all awards, net of tax	(540)	(465)
Pro Forma		$21,552	$15,157

Diluted Net Income Per Share
As Reported		$0.40	$0.31
Pro Forma		$0.40	$0.30

Basic Net Income Per Share
As Reported		$0.41	$0.37
Pro Forma		$0.40	$0.36

		Thirty-Nine Weeks Ended September 30, 2005	Thirty-Nine Weeks Ended October 1, 2004

Net income as reported		$46,592	$26,430
Add: Stock based compensation as reported, net of tax		636	100
		47,228	26,530
Deduct:	Total stock-based compensation expense determined under fair value method of all awards, net of tax	(1,538)	(1,222)
Pro Forma		$45,690	$25,308

Diluted Net Income Per Share
As Reported		$0.89	$0.55
Pro Forma		$0.88	$0.53

Basic Net Income Per Share
As Reported		$1.00	$0.64
Pro Forma		$0.98	$0.61

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (‘SFAS”) No. 123 (Revised), Share-Based Payment, which amended SFAS No. 123 and SFAS No. 95, Statement of Cash Flows. The new accounting standard requires the expensing of new stock options, as well as outstanding unvested stock options, issued by us using a fair-value-based method and is effective for fiscal years beginning after June 15, 2005 and will become effective for us beginning in the first quarter of fiscal year 2006. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which provides guidance regarding the application of SFAS No. 123 (Revised). See Stock-based compensation section above for pro forma disclosures regarding the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123.  We are currently evaluating the transition methods prescribed by SFAS No. 123 (Revised). Depending on the method adopted by us to calculate stock-based compensation expense, the pro forma disclosure above may or may not be indicative of the stock-based compensation expense to be recognized.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB No. 3.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income in the period of change.  SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.  We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2: BUSINESS COMBINATION

The purchase of substantially all of the assets of Spartan Staffing Inc. on April 5, 2004 is fully disclosed in the related notes included in our annual report on Form 10-K for the year ended December 31, 2004.

On May 27, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), we completed our acquisition of 100% of the common stock of CLP Holdings Corp. (“CLP” or “CLP Resources”), a privately held Nevada corporation for $46.4 million, including acquisition costs of $0.8 million. Seven million dollars of the purchase price is being held in an indemnity escrow for two years from the closing date (except to the extent any amounts are withdrawn earlier to pay claims) to indemnify us for certain matters that are specified in the Merger Agreement.  There are no other contingent payments.

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

The preliminary allocation of the purchase price is summarized as follows (in thousands):

Cash and cash equivalents	$414
Accounts receivable, net	13,042
Other current assets	1,603
Income taxes receivable	17
Receivable from insurance company, net	1,883
Deferred tax asset, current	3,533
Property and equipment	1,431
Amortizable intangible assets	11,000
Indefinite-lived intangible assets	6,000
Goodwill	31,034
Accounts payable and accrued expenses	(5,040)
Workers’ compensation claims reserve, net of discount	(13,994)
Deferred tax liabilities, non-current	(4,334)
Other non-current liabilities	(220)

$46,369

Identifiable intangible assets purchased in the CLP acquisition, consist of the following (in thousands):

	Fair Value	Useful Life
Amortizable intangible assets:
Customer relationships	10,300	6.5 years
Non-compete agreements	700	1.0 to 2.0 years
Total amortizable intangible assets	$11,000

Indefinite-lived intangible assets:
Trade name/trademarks	6,000
Total indefinite-lived intangible assets	$6,000

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenue from services	$360,445	$329,157	$943,070	$852,212
Net income	$21,792	$18,406	$46,249	$29,231
Net income per common share:
Basic	$0.41	$0.44	$0.99	$0.70
Diluted	$0.40	$0.36	$0.89	$0.60

The above data for the thirteen weeks ended, September 30, 2005, represents our actual post-acquisition results and is included for comparative purposes only.

NOTE 3: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities of one year or less. The aggregate carrying value of our Marketable Securities was $17.7 million at September 30, 2005 and $11.9 million at December 31, 2004. At September 30, 2005 and December 31, 2004, those securities were classified as available-for-sale and stated at fair value, with the unrealized holding gains and losses reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at September 30, 2005 or December 31, 2004. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the thirteen and thirty-nine weeks ended September 30, 2005 and October 1, 2004, there were no sales of available-for-sale securities.  These Marketable Securities are available to fund current operations, if necessary.

NOTE 4: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominantly for the purpose of securing our workers’ compensation obligations. These assets may be released as workers’ compensation claims are paid or when letters of credit are released or can be supported by eligible accounts receivable.

The following is a summary of restricted cash and other assets as of September 30, 2005 and December 31, 2004 (in millions):

	September 30, 2005	December 31, 2004
Workers’ Assurance Program – committed cash*	$136.8	$117.2
Cash-backed instruments	9.6	9.5
Workers’ Assurance Program – uncommitted cash*	0.5	1.9
Total Restricted Cash and Other Assets	$146.9	$128.6

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

Our restricted cash and other assets increased $18.3 million since December 31, 2004. The increase is primarily attributable to the growth in our workers’ compensation reserve for the current policy year as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program.

As a result of our workers’ compensation insurance policy renewal, we expect to restrict an additional $20.3 million of cash into our Workers’ Assurance Program for use as collateral during the 2005/2006 policy year which expires on July 1, 2006. Of that expected total, $6.8 million will be restricted and deposited with our insurance carrier by the end of our fiscal year 2005 and the balance of $13.5 million will be restricted and deposited with our insurance carrier during fiscal year 2006 as required by our insurance agreement.

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

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”).  We record a receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies.  We discount this receivable to its estimated net present value using a discount rate based on the methodology used to discount the related loss liability as described in Note 8.  When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Included in other assets in the accompanying Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 are discounted receivables from insurance companies, net of related valuation allowance, of  $14.3 million and $11.0 million, respectively.

Two of the workers’ compensation insurance companies with which we formerly did business are currently in liquidation or financial distress and have failed to pay a number of excess claims. We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. Although we believe it is probable that we will receive payments on the majority of our excess claims, we have concluded that recovery is unlikely on a portion of these claims. As a result, we have recorded a valuation allowance against the insurance receivables from these two insurance companies at both September 30, 2005 and December 31, 2004 in the amount of $1.2 million.

We also record a receivable for other matters where we expect reimbursement from an insurance company.  Included in prepaid expenses, deposits and other in the accompanying Consolidated Balance Sheets at September 30, 2005 is an undiscounted receivable from our insurance company of $1.8 million in connection with certain employment related litigation. The receivable is not discounted due to the short-term nature of the expected reimbursement.

NOTE 6: INTANGIBLE ASSETS

The following table presents our purchased intangible assets, which are included in other assets in the Consolidated Balance Sheets (in thousands):

	September 30, 2005	December 31, 2004
Amortizable intangible assets:
Trade name/trademarks	$400	$400
Customer relationships	11,600	1,300
Non-compete agreements	1,600	900
	13,600	2,600
Less accumulated amortization	2,390	847
Total amortized intangible assets, net	$11,210	$1,753

Indefinite-lived intangible assets:
Trade name/trademarks	6,500	500
Goodwill	37,362	6,358
Total indefinite-lived intangible assets	$43,862	$6,858

We obtained all of our intangible assets as a result of acquisitions. Intangible assets are amortized using the straight line method over the assigned amortization periods, which range from 2.5 to 6.5 years for customer relationships, 1 to 2 years for non-compete agreements and 2.5 years for amortizable trade name/trademarks.  A majority of our trade name/trademarks do not have a definite life and, accordingly, are not amortized. Amortization expense of our amortizable intangible assets was $0.8 million and $1.5 million for the thirteen weeks and thirty-nine weeks ended September 30, 2005, respectively. Amortization expense of our amortizable intangible assets was $0.3 million and $0.6 million for the thirteen weeks and thirty-nine weeks ended October 1, 2004, respectively.

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

NOTE 8: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance to our temporary and regular employees.  Our workers’ compensation insurance policies must be renewed annually. We recently renewed our coverage with American International Group, Inc. (“AIG”), which is the insurance company for the majority of our workers’ compensation policies, for occurences in the period from July 2005 through June 2006. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits (“excess claims”). For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we now have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a Novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using a discount rate based on average returns of “risk-free” Treasury instruments, which is evaluated on a quarterly basis.  At September 30, 2005, our reserves are discounted at rates ranging from 3.87% to 5.23%.  Included in the accompanying Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 are discounted workers’ compensation claims reserves in the amounts of $167.6 million and $135.6 million, respectively.

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

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premium, insurance premium and any changes in the valuation allowance related to receivables from insurance companies as described in Note 5. Workers’ compensation expense totaling $23.7 million and $20.9 million was recorded for the thirteen weeks ended September 30, 2005 and October 1, 2004, respectively.  Workers’ compensation expense totaling $58.4 million and $58.0 million was recorded for the thirty-nine weeks ended September 30, 2005 and October 1, 2004, respectively.

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

	(Amounts in Thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Stock options	—	161	138	161

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented.

Adjusted net income and diluted common shares were calculated as follows:

	Thirteen Weeks Ended
	September 30, 2005	October 1, 2004
Net income	$21,792	$15,572

Adjustments:

Interest on Notes	—	1,106
Amortization of costs for Notes issuance	—	149
Tax effect	—	(496)

Total adjustments	—	759

Adjusted net income	$21,792	$16,331

	Common Shares and Potential Common Shares (In Thousands)
Weighted average number of common shares used in basic net income per common share	53,243	41,900

Effect of dilutive securities:

Stock options	1,032	1,041
Convertible Notes	—	9,642

Weighted average number of common shares and potential common shares used in diluted net income per common share	54,275	52,583

	Thirty-Nine Weeks Ended
	September 30, 2005	October 1, 2004
Net income	$46,592	$26,430

Adjustments:

Interest on Notes	1,859	3,318
Amortization of costs for Notes issuance	274	447
Tax impact	(813)	(1,498)

Total adjustments	1,320	2,267

Adjusted net income	$47,912	$28,697

	Common Shares and Potential Common Shares (In Thousands)
Weighted average number of common shares used in basic net income per common share	46,785	41,538

Effect of dilutive securities:

Stock options	869	1,010
Convertible Notes	5,892	9,642

Weighted average number of common shares and potential common shares used in diluted net income per common share	53,546	52,190

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

At September 30, 2005, we had a total available borrowing capacity of $75.0 million under the Accounts Receivable Facility comprised entirely of the eligible portion of our $111.7 million of securitized accounts receivable. Of that borrowing capacity available at September 30, 2005, we had $51.8 million of letters of credit issued against it leaving us with $23.2 million available for future borrowings.

Workers Compensation Commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of September 30, 2005.  The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2% of the bond amount.

At September 30, 2005 and December 31, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	September 30, 2005	December 31, 2004
Workers’ Assurance Program - committed cash	$136.8	$116.7
Accounts Receivable Facility letters of credit	51.6	40.1
Cash-backed instruments	9.6	9.5
Unsecured surety bonds	7.7	5.8

Total Collateral Commitments	$205.7	$172.1

Our workers’ compensation commitments increased $33.6 million since December 31, 2004.  The increase is partially attributable to $11.2 million of additional letters of credit as a result of our acquisition of CLP and the remaining portion of the increase is related to the growth in our workers’ compensation reserve as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program.

Revolving Credit Facility

In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of September 30, 2005 the available borrowing amount was $8.3 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at our option.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with the related covenants.

Capital Leases

The following is a summary of property and equipment held under non-cancelable capital leases:

	(Amounts in Thousands)
	September 30, 2005	December 31, 2004

Cash dispensing machines	$1,617	$8,119
Computers and software	1,812	1,616
Furniture and equipment	228	292
	3,657	10,027
Less accumulated depreciation and amortization	1,707	6,404

	$1,950	$3,623

Future minimum lease payments under these non-cancelable capital leases as of September 30, 2005 are as follows for each of the next five years and thereafter (in thousands):

2005	$256
2006	803
2007	439
2008	201
2009	4
Thereafter	—

Total minimum lease payments	1,703
Less amounts representing interest and taxes	112

Present value of net minimum lease payments	1,591
Less current maturities	784

Long-term portion	$807

Our capital lease obligations are reported in other liabilities in the Consolidated Balance Sheets. The weighted average interest rate on capitalized leases is approximately 5.0% and the lease terms range from 24 to 84 months.

Operating Leases

We have contractual commitments in the form of operating leases related to branch office leases, vehicles and equipment. While most of our branch office leases have longer contractual terms and a small minority have stepped rents to approximate inflation, we have the right to cancel the majority of our leases with 90 days notice. Accordingly, we have not included the leases with 90 day cancellation provisions in our disclosure of future minimum lease payments.

Future non-cancelable minimum lease payments under our operating lease commitments as of September 30, 2005 are as follows for each of the next five years and thereafter (in thousands):

2005	$1,399
2006	3,713
2007	1,862
2008	1,010
2009	697
Thereafter	580

Total	$9,261

The majority of operating leases pertaining to branch offices provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at that time. Total branch office rent expense for the thirteen weeks ended September 30, 2005 and October 1, 2004 was approximately $5.9 million and $5.0 million, respectively.  Total branch office rent expense for the thirty-nine weeks ended September 30, 2005 and October 1, 2004 was approximately $16.5 million and $14.8 million, respectively.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the anticipated reimbursement. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for our contingent legal and regulatory liabilities in the amount of $6.5 million at September 30, 2005 and $5.2 million at December 31, 2004. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On July 29, 2002, Marisol Balanderan and 55 other plaintiffs filed an action against us and one of our customers in California State Court, Los Angeles County.  The plaintiffs are temporary employees and job applicants who seek unquantified compensatory and punitive damages based on allegations that they were subjected to discrimination in dispatch to jobs on the basis of their female gender, throughout a period from September 2001 through January 2002. They also seek certification of a class of similarly situated temporary employees. This matter is still in the discovery phase.

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

On May 10, 2004, Lester Mason filed an action in the United States District Court for the Southern District of Florida, alleging that we violated state law in connection with fees charged for our cash dispensing machines and transportation of our temporary employees. The plaintiff sought damages of $1,000 per transaction and certification of a class of similarly situated Florida employees.  The court dismissed the action without prejudice in July 2004.  On August 5, 2004, Alexander Wright and Walter

McLamore filed a similar action, seeking similar damages, in the Florida Circuit Court for Broward County. The plaintiffs voluntarily dismissed their case on December 8, 2004.  On March 31, 2005, Dave Lewis and Michael Lombardo filed a similar action, seeking similar damages in the United States District Court Southern District of Florida.  These matters are currently in the discovery phase.  We entered into non-binding mediation to resolve the issues raised in this matter and believe it is possible that the case will be resolved through settlement.  Due to inherent uncertainties in litigation, we cannot characterize the likelihood that this claim will be settled or, if it is not settled, that we will be successful in litigation as either probable or remote nor can we estimate with any accuracy the range of loss associated with this claim.

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

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION

	Thirty-Nine Weeks Ended
	September 30, 2005	October 1, 2004
	(Amounts in Thousands)
Cash paid during the period for:
Interest	$3,035	$2,971
Income taxes	$12,544	$13,403

Non-cash investing and financing activities:
Redemption of Convertible Subordinated Notes, net of fees	$68,807	$—
Contribution of common stock to 401(k) plan	$381	$219
Assets acquired with capital lease obligations	$241	$348
Common stock bonus of 7,000 and 12,000 shares	$116	$146
Asset retirement obligation	$475	$—
Capital leases assumed with the purchase of Spartan Staffing, Inc	$—	$287
Unrealized gain (loss) on marketable securities	$11	$(54)

NOTE 12: EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the “ESPP”) to provide substantially all regular employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  The ESPP expires on June 30, 2006 and 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.3 million shares have been issued and 0.6 million shares remain available for future issuance at September 30, 2005. During the thirty-nine weeks ended September 30, 2005, participants purchased 44,000 shares in the ESPP for cash proceeds of $0.7 million.  During the thirty-nine weeks ended October 1, 2004, participants purchased 49,000 shares in the ESPP for cash proceeds of $0.6 million.

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

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005: risk-free interest rates of 3.75% based on an expected life of options of 5.8 years, a volatility expectation of 53% and a 0% dividend yield. The following tables summarize stock option activity for the thirteen week and thirty-nine week periods indicated below (in thousands, except exercise price):

	Thirteen Weeks Ended September 30, 2005		Thirteen Weeks Ended October 1, 2004
	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of period	2,091	$9.59	3,773	$6.67
Granted	—	$—	25	$13.53
Exercised	(74)	$5.81	(66)	$6.14
Canceled	(56)	$9.28	(112)	$12.17

Outstanding at the end of the period	1,961	$9.74	3,620	$7.08

Exercisable at the end of the period	606	$7.26	1,241	$5.32

Weighted average fair value of options granted during the period		$—		$7.63

	Thirty-nine Weeks Ended September 30, 2005		Thirty-nine Weeks Ended October 1, 2004
	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of period	3,145	$7.35	4,529	$7.16
Granted	264	$17.53	456	$12.72
Exercised	(1,232)	$5.34	(778)	$6.10
Canceled	(216)	$9.55	(587)	$13.41

Outstanding at the end of the period	1,961	$9.74	3,620	$7.08

Exercisable at the end of the period	606	$7.26	1,241	$5.32

Weighted average fair value of options granted during the period		$9.31		$7.68

(1) Weighted average exercise price.

Information relating to stock options outstanding and exercisable at September 30, 2005 is as follows (in thousands, except per share amounts):

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$3.25	-	$3.80	187	0.53	$3.49	183	$3.49
$3.81	-	$6.00	376	1.56	$5.53	168	$5.49
$6.01	-	$14.00	1,120	3.15	$10.33	209	$9.87
$14.01	-	$20.39	278	6.48	$17.26	46	$16.84
$3.25	-	$20.39	1,961	3.07	$9.74	606	$7.26

During the thirteen week period ended September 30, 2005 we granted 21,000 shares of restricted stock, and recorded pre-tax compensation expense of $487,000.  No restricted stock was granted during the thirteen week period ending October 1, 2004, and we recorded $84,000 of pre-tax compensation expense related to the vesting of restricted stock granted in prior periods. During the thirty-nine week periods ended September 30, 2005 and October 1, 2004, we granted 362,000 and 91,000 shares of restricted stock, and recorded pre-tax compensation expense of $1,027,000 and $182,000, respectively.

For the thirty-nine weeks ended September 30, 2005, a total of 58,000 restricted shares were awarded to five executives and vest in three equal installments over three years, with a four year retention period thereafter, during which the executives must retain a certain percentage of shares. For the thirty-nine weeks ended October 1, 2004, a total of 91,000 restricted shares were awarded to seven executives and cliff vest in three years, with a two year retention period thereafter, during which the executives must retain a certain percentage of shares.  Compensation expense related to all these shares is recorded over the vesting period and the shares are forfeited if employment terminates prior to vesting.

Subsequent to the acquisition of CLP and during the second quarter of 2005, we granted stock options and restricted stock to certain CLP employees.  One key CLP employee received stock options and shares of restricted stock that each vest in three equal installments over three years, with a four year retention period thereafter.  Certain other CLP employees received shares of restricted stock that vest in four equal installments over four years.  All grants to CLP employees were awarded from the 2005 Plan.

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

Executive Overview

Labor Ready is an international provider of temporary employees for manual labor, light industrial, and skilled trades jobs operating under the names of Labor Ready, Workforce, Spartan Staffing, and CLP Resources.  Our customers are primarily businesses in the transportation, warehousing, hospitality, landscaping, construction, light manufacturing, retail, wholesale, and sanitation industries.  During 2004, we served more than 318,000 customers and we put approximately 600,000 people to work through our branch offices in all 50 of the United States, in Puerto Rico, in six provinces of Canada and in the United Kingdom.  We believe our ability to provide a large number of temporary employees on short notice, usually the same day as requested, provides us with a competitive advantage in the manual and light industrial portion of our business.  Likewise, our ability to provide high-quality, skilled workers in our skilled trades business also provides significant value to our customers.

Our third quarter of 2005 was highlighted by a 21.7% increase in revenue to $360.4 million compared to revenue of $296.1 million for the third quarter of 2004. This revenue growth resulted in net income for the quarter of $21.8 million or $0.40 per diluted share, compared to net income of $15.6 million or $0.31 per diluted share for the third quarter of 2004. Revenue from branches open one year or longer grew approximately 8.7% over the same quarter a year ago, which includes a 2.9% improvement in the average bill rate and 5.8% growth in hours billed. The CLP Resources operations that we acquired on May 27, 2005, contributed 12.8% of our revenue growth for the quarter.

Along with the increase in revenue, gross margins increased to 31.3 percent compared to 30.9 percent in the third quarter of 2004. The quarterly gross margin improvement was primarily the result of improved trends in our workers’ compensation costs for the current period based on a lower accident rate than we experienced a year ago. Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were flat at 21.2% compared to the quarter ended October 1, 2004.  We opened six new branches and closed six branches during the quarter. We currently operate 893 branches worldwide and plan to open at least one more additional branch during the remainder of 2005.

Our fiscal year-to-date operations through September 30, 2005 were highlighted by a 16.4% increase in revenue to $898.9 million compared to revenue of $772.1 million for the same period a year ago. This revenue growth resulted in net income of $46.6 million or $0.89 per diluted share, compared to net income of $26.4 million or $0.55 per diluted share for the same period in 2004. Revenue from branches open one year or longer grew approximately 8.3% over the same period a year ago, which includes a 3.2% improvement in the average bill rate and 5.1% growth in hours billed. Acquired branches provided approximately 8.3% of our revenue growth for the first three quarters of 2005.

Along with the increase in revenue, gross margins increased to 31.3 percent compared to 30.0 percent for the first three quarters of 2004. The fiscal year-to-date gross margin improvement is primarily the result of improved trends in our workers’ compensation costs. Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 22.5% compared to 23.2% for the thirty-nine weeks ended October 1, 2004.  This decrease is attributable to strong cost controls and increased leverage of fixed costs due to the increase in sales. We opened a total of 41 new branches and closed 13 branches during the first three quarters of 2005. We also added 50 branches through the purchase of CLP Resources.

Results of Operations

Thirteen Weeks Ended September 30, 2005 Compared to Thirteen Weeks Ended October 1, 2004

The following table compares the operating results for the thirteen weeks ended September 30, 2005 and October 1, 2004 (in thousands):

	Thirteen Weeks Ended
	September 30, 2005	October 1, 2004	Percent Change
Revenue from services	$360,445	$296,134	21.7%
Cost of services	247,572	204,766	20.9%
Gross profit	112,873	91,368	23.5%
Selling, general and administrative expenses	76,491	62,635	22.1%
Depreciation and amortization	2,469	2,200	12.2%
Interest expense	(772)	(1,615)	(52.2)%
Interest and other income	2,193	843	160.1%
Income before tax expense	35,334	25,761	37.2%
Net income	$21,792	$15,572	39.9%

Branch Offices and Revenue from Services.  The number of branch offices increased to 893 at September 30, 2005 from 820 locations at October 1, 2004, a net increase of 73 branch offices or 8.9%.  Revenue for the quarter increased 21.7% compared to the same quarter a year ago.  The change in revenue was made up of the following five components: (a) an 8.7% increase in same branch revenue, defined as those branch offices opened one year or longer (b) a 12.8% increase due to the acquisition of CLP Resources, (c) a (0.9%) decline in revenue related to branch offices closed over the past twelve months, (d) a 0.9% increase in revenue from new branch offices opened less than one year, excluding the acquired branches and (e) a 0.2% increase from foreign currency translation.

Cost of Services and Gross Profit.  Cost of services decreased to 68.7% of revenue for the quarter ended September 30, 2005 compared to 69.1% for the quarter ended October 1, 2004. Workers’ compensation costs for the third quarter of 2005 were approximately 6.6% of revenue compared to 7.1% in the third quarter of 2004. The reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents.  As a result, our gross profit increased to 31.3% for the quarter ended September 30, 2005 compared to 30.9% for the quarter ended October 1, 2004.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were flat at 21.2% for the thirteen weeks ended September 30, 2005 compared to the thirteen weeks ended October 1, 2004.  SG&A expenses as a percentage of revenue have remained steady as we increase average branch revenue while at the same time continuing to control operating costs.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased slightly to $2.5 million for the thirteen weeks ended September 30, 2005 from $2.2 million for the thirteen weeks ended October 1, 2004.  This increase is attributable to the depreciation and amortization on acquired CLP assets.

Interest Expense. We recorded interest expense of $0.8 million for the thirteen weeks ended September 30, 2005 compared to $1.6 million for the thirteen weeks ended October 1, 2004. The decrease is due to the redemption of our Convertible Subordinated Notes during the second quarter of 2005.

Interest and Other Income. We recorded interest and other income of $2.2 million for the thirteen weeks ended September 30, 2005 compared to $0.8 million for the thirteen weeks ended October 1, 2004. The change in interest and other income quarter over quarter is attributable to the rise in short-term interest rates, increased rates of return on our restricted cash, and increasing balances of cash and restricted cash earning interest.

Income Tax. Our effective tax rate was 38.3% for the thirteen weeks ended September 30, 2005 compared to 39.6% for the thirteen weeks ended October 1, 2004.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.  The decrease in our effective tax rate reflects the benefit from certain federal employment tax credits.  These credits expired at the end of 2003.  Legislation signed by President Bush in October 2004 retroactively extended these credits from 2003 to December 31, 2005.

We have a net deferred tax asset of approximately $15.4 million at September 30, 2005 resulting primarily from workers’ compensation reserves, allowance for doubtful accounts, reserves for contingent legal liabilities and domestic and foreign net operating loss carry forwards. We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against certain domestic and foreign net operating loss carry forward benefits in the amount of $7.7 million at September 30, 2005 and $6.3 million at October 1, 2004.

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

Thirty-nine Weeks Ended September 30, 2005 Compared to Thirty-nine Weeks Ended October 1, 2004

The following table compares the operating results for the Thirty-nine weeks ended September 30, 2005 and October 1, 2004 (in thousands):

	Thirty Nine Weeks Ended
	September 30, 2005	October 1, 2004	Percent Change
Revenue from services	$898,869	$772,102	16.4%
Cost of services	617,185	540,248	14.2%
Gross profit	281,684	231,854	21.5%
Selling, general and administrative expenses	202,158	179,391	12.7%
Depreciation and amortization	6,864	6,539	5.0%
Interest expense	(3,650)	(4,926)	(25.9)%
Interest and other income	6,257	2,889	116.6%
Income before tax expense	75,269	43,887	71.5%
Net income	$46,592	$26,430	76.3%

Branch Offices and Revenue from Services.  The number of branch offices increased to 893 at September 30, 2005 from 820 locations at October 1, 2004, a net increase of 73 branch offices or 8.9%.  Revenue for the first three quarters of 2005 increased 16.4% compared to the same period a year ago.  The change in revenue was made up of the following five components: (a) an 8.3% increase in same branch revenue, defined as those branch offices opened one year or longer (b) an 8.3% increase due to branches acquired (c) a (1.2%) decline in revenue related to branch offices closed over the past twelve months, (d) a 0.9% increase in revenue from new branch offices opened less than one year, excluding the acquired branches and (e) a net 0.1% increase from foreign currency translation and other miscellaneous factors.

Cost of Services and Gross Profit.  Cost of services decreased to 68.7% of revenue for the thirty-nine weeks ended September 30, 2005 compared to 70.0% for the thirty-nine weeks ended October 1, 2004. A large part of that improvement has come from the fact that our bill rate growth has exceeded our pay rate growth. Average pay rate growth was 6.4% year over year while our average bill rate growth increased by 7.0% over the same period. Workers’ compensation costs for the thirty-nine weeks ended September 30, 2005 were approximately 6.5% of revenue compared to 7.5% for the thirty-nine weeks ended October 1, 2004. The decrease is primarily the result of a lower accrual rate for the current year compared to the rate we experienced a year ago. The on-going reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents.  As a result, our gross profit increased to 31.3% for the thirty-nine weeks ended September 30, 2005 compared to 30.0% for the thirty-nine weeks ended October 1, 2004.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue have decreased to 22.5% for the thirty-nine weeks ended September 30, 2005 compared to 23.2% for the thirty-nine weeks ended October 1, 2004. The driving force behind the reduction of SG&A expenses as a percentage of revenue is the fact that we are increasing average branch revenue while at the same time continuing to control operating costs.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased slightly to $6.9 million for the thirty-nine weeks ended September 30, 2005 from $6.5 million for the thirty-nine weeks ended October 1, 2004.  This increase is attributable to the depreciation and amortization on acquired CLP assets.

Interest Expense. We recorded interest expense of $3.7 million for the thirty-nine weeks ended September 30, 2005 compared to $4.9 million for the thirty-nine weeks ended October 1, 2004. The decrease is due to the redemption of our Convertible Subordinated Notes during the second quarter of 2005.

Interest and Other Income. We recorded interest and other income of $6.3 million for the thirty-nine weeks ended September 30, 2005 compared to $2.9 million for the thirty-nine weeks ended October 1, 2004. The change in interest and other income year over year is attributable to the rise in short-term interest rates, increased rates of return on our restricted cash, and increasing balances of cash and restricted cash earning interest.

Income Tax. Our effective tax rate was 38.1% for the thirty-nine weeks ended September 30, 2005 compared to 39.8% for the thirty-nine weeks ended October 1, 2004.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.  The decrease in our effective tax rate reflects the benefit from certain federal employment tax credits.  These credits expired at the end of 2003.  Legislation signed by President Bush in October 2004 retroactively extended these credits from 2003 to December 31, 2005.

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

Workers’ Compensation Reserves. We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported, as well as management’s judgment and expectations.  This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At September 30, 2005, our reserves are set at the estimate provided by our independent actuary and are discounted at rates ranging from 3.87% to 5.23%.  We evaluate the reserve regularly throughout the year and make adjustments as needed.  If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

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

Goodwill and Intangible Assets.  As a result of our recent acquisitions, we have recorded goodwill and various intangible assets at their estimated fair values.  The estimated fair values of the acquired amortizable and indefinite-lived intangible assets as determined by certain asset valuation experts are based on our expectations regarding future operating results and cash flows. The amortization period of the amortizable intangible assets is based on our expectation of the number of future periods that we will receive benefit.  Any purchase price in excess of the fair value of the acquired tangible and intangible assets is classified as goodwill and is tested for impairment in the fourth quarter of each fiscal year and whenever events or circumstances indicate that impairment may have occurred.

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

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operating Activities

Net cash provided by operating activities was $52.2 million for the thirty-nine weeks ended September 30, 2005 compared to $28.4 million for the thirty-nine weeks ended October 1, 2004. This large increase was due primarily to the significant growth in our net income and workers’ compensation claims reserve and the changes in our income taxes payable.

Our net income for the thirty-nine weeks ended September 30, 2005 was $46.6 million compared to $26.4 million for the thirty-nine weeks ended October 1, 2004. The workers’ compensation claims reserve increased $18.0 million during the first three quarters of 2005 (prior to the workers’ compensation claims liabilities assumed from CLP) compared to a $23.7 million increase during the same period a year ago. Overall, the growth in our workers’ compensation claims reserve is the result of an increased exposure base which is related to increased revenue.  The reserve is increased in relation to temporary payroll hours billed and reduced as we pay claims over a weighted average period of approximately five years. The increase in the workers’ compensation reserve for the first three quarters of 2005 is less than the growth for the same period a year ago primarily due to the fact that our current period loss rate from our actuary is running lower than it was a year ago. The change in our income taxes payable of $22.0 million is due mostly to the timing and method of making estimated income tax payments.

The positive impacts discussed above were partially offset by the large change in our accounts receivable balances, which have increased $43.1 million at September 30, 2005 (prior to the addition of receivables acquired from CLP) compared to a $42.2 million increase for the same period a year ago. This change is due mostly to the increase in sales attributable to outstanding accounts receivable as compared to the prior year.

We typically pay our temporary workers on a daily basis, bill our customers weekly and, on average, collect monthly.  Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows from Investing Activities

Net cash used in investing activities was $74.3 million for the thirty-nine weeks ended September 30, 2005 compared to $18.9 million for the thirty-nine weeks ended October 1, 2004. The significant change between years is due mostly to the purchase of CLP, changes in our restricted cash and other assets and our net marketable securities activity.

Net cash used to purchase CLP totaled $46.0 million. We increased our restricted cash and other assets by $18.3 million during the first three quarters of 2005 compared to an increase of $14.5 million for the same period a year ago. We use our restricted cash and other assets primarily to collateralize our workers’ compensation program. Increases to these accounts are mainly attributable to a timing difference in the posting of our workers’ compensation collateral with our insurance carrier and a larger exposure base, which is related to the increase in sales for the period as compared to the same period a year ago. At September 30, 2005, we had $205.7 million of total collateral commitments compared to $192.8 million at October 1, 2004. The change in our marketable securities during the first three quarters of 2005 was a net increase in purchases of  $5.7 million compared to a net increase of maturities of $9.3 million for the same period a year ago. This change is due to our additional investments in short-term securities to capitalize on increasing yields in the marketplace.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.7 million for the thirty-nine weeks ended September 30, 2005 compared to cash provided of $2.4 million for the thirty-nine weeks ended October 1, 2004. The change in cash provided by financing activities is due mostly to the increased activity in the exercise of stock options by our employees.

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

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts that we control as well as cash deposits held by our insurance carriers.  At September 30, 2005 we had restricted cash in our Workers’ Assurance Program totaling $137.3 million.  Of this cash, $136.8 million was committed to insurance carriers leaving $0.5 million available for future needs.  We currently have the ability to restrict up to an additional $30.0 million during 2005 through the use of this program. We anticipate depositing an additional $6.8 million of our restricted cash with our insurance carrier in 2005.

In January 2002, we entered into a revolving credit facility with Wells Fargo Bank (the “Revolving Credit Facility”).  As of September 30, 2005, the available borrowing amount was $8.3 million with interest at the fluctuating rate per annum of 0.75% below the Prime Rate or 1.85% above the London Inter-Bank Rate, at our option.  The available borrowing amount under this facility will be reduced by $125,000 each quarter through February 2006 at which time the facility expires.  The Revolving Credit Facility bears fees of 0.35% of the unused amount, and is secured by a first deed of trust on our corporate headquarters building. The Revolving Credit Facility contains a cross-default provision with respect to our Accounts Receivable Facility, which obligates us, among other things, to maintain certain liquidity, net income and net worth levels and a certain ratio of net income to fixed expenses.  We currently do not have any borrowings on the Revolving Credit Facility and are in compliance with the related covenants.

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

Workers’ Compensation Collateral and Claims Reserves

As described in Notes 5 and 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q, we provide workers’ compensation insurance to our temporary and regular employees.  Our workers’ compensation insurance policies must be renewed annually. We recently renewed our coverage with American International Group, Inc. (“AIG”), which is the insurance company for the majority of our workers’ compensation policies, for occurences in the period from July 2005 through June 2006. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured.

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

At September 30, 2005 and December 31, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	September 30, 2005	December 31, 2004
Workers’ Assurance Program -committed cash	$136.8	$116.7
Accounts Receivable Facility letters of credit	51.6	40.1
Cash-backed instruments	9.6	9.5
Unsecured surety bonds	7.7	5.8

Total Collateral Commitments	$205.7	$172.1

Our total collateral commitments exceed our workers’ compensation reserve due to several factors including the following which are quantified below: (a) our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve, (b) a delay in the release of collateral posted with prior insurance companies for claims that have been previously paid and, therefore, are no longer reflected in the reserve, (c) collateral posted with the current insurance carrier in comparison to the estimated balance of unpaid claims, (d) the obligation to post excess collateral for claims not yet paid based on requirements specific to the insurance carrier and (e) discounted reserves for certain losses and expenses beyond the deductible limits.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	September 30, 2005	December 31, 2004

Ending workers’ compensation reserve:	$167.6	$135.6
a) Discount on reserves	32.8	26.9
b) Timing of collateral release with prior providers	16.0	15.8
c) Collateral posted with current provider in comparison to obligation incurred	(2.6)	—
d) Excess collateral on claims not yet paid	10.7	6.1
e) Reserves for claims above our deductible (“excess claims”), net of discount	(18.8)	(12.3)

Total Collateral Commitments	$205.7	$172.1

As a result of our workers’ compensation insurance policy renewal, we expect to restrict an additional $20.3 million of cash into our Workers’ Assurance Program for use as collateral during the 2005/2006 policy year which expires on July 1, 2006. Of that expected total, $6.8 million will be restricted and deposited with our insurance carrier by the end of our fiscal year 2005 and the balance of $13.5 million will be restricted and deposited with our insurance carrier during fiscal year 2006 as required by our insurance agreement.

The Accounts Receivable Facility letters of credit bear fluctuating annual fees, which were approximately 1.0% of the principal amount of the letters of credit outstanding as of September 30, 2005.  Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our Worker’s Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers.  The letters of credit bear fluctuating annual fees, which were approximately 0.47% of the principal amount of the letters of credit as of September 30, 2005.

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

	(Amounts in Thousands)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004

Beginning balance	$156,760	$126,958	$135,612	$112,158

Self-insurance reserve expense
Expenses related to current year (net of discount)	20,180	19,318	50,885	48,852
Income related to prior years	(2,011)	(3,439)	(5,765)	(3,829)
Total	18,169	15,879	45,120	45,023

Amortization of prior years discount	448	1,215	1,445	2,858

Payments
Payments related to current year claims	(2,994)	(3,545)	(5,925)	(5,368)
Payments related to claims from prior years	(5,604)	(5,647)	(23,112)	(20,871)
Total	(8,598)	(9,192)	(29,037)	(26,239)

Net change in excess claims reserve	821	1,000	1,356	2,060
CLP liability assumed, net of discount	—	—	13,104	—

Ending balance	167,600	135,860	167,600	135,860
Less current portion	48,537	43,558	48,537	43,558
Long-term portion	$119,063	$92,302	$119,063	$92,302

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals.  Our policy is to set our reserve at the estimate provided by our independent actuary unless significant trends or fact patterns warrant otherwise. Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  Our claims reserves are discounted to their estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At September 30, 2005 our reserves are discounted at rates ranging from 3.87% to 5.23%.

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

Other

Included in cash and cash equivalents at September 30, 2005 and December 31, 2004 is cash held within branch office CDMs for payment of temporary payrolls in the amount of approximately $14.8 million.

Our capital expenditures were $4.4 million and $4.0 million for the thirty-nine weeks ended September 30, 2005 and October 1, 2004, respectively.  We anticipate that our capital expenditures will be approximately $1.2 million for the balance of 2005.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during the thirteen week period ended September 30, 2005.

The following table provides a summary of our contractual obligations as of September 30, 2005:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2005	2006 through 2007	2008 through 2009	2010 and later
Capital lease obligations (a)	$1,703	$256	$1,242	$205	$—
Operating leases (b)	9,261	1,399	5,575	1,707	580
Purchase obligations (c)	1,335	851	484	—	—
Other long-term obligations (d)	8,876	1,613	7,263	—	—
Other cash obligations (e)	20,247	6,749	13,498	—	—

Total Contractual Cash Obligations	$41,422	$10,868	$28,062	$1,912	$580

(a)          Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.

(b)         Excludes all payments related to branch office leases cancelable within 90 days. See Note 10 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

(c)          Binding purchase orders for goods or services outstanding at September 30, 2005.

(d)         Voice and data service contracts and licensing agreements.

(e)          Collateral obligations related to workers’ compensation for the policy year ending July 1, 2006.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of September 30, 2005:

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total	2005	2006 through 2007	2008 through 2009	2010 and later

Accounts Receivable Facility (f)	$80,000	—	$80,000	—	—
Line of credit (g)	8,250	125	8,125	—	—
Cash-backed instruments (f)	9,612	9,612	—	—	—
Unsecured surety bonds	7,600	7,600	—	—	—

Total Commercial Commitments	$105,462	$17,337	$88,125	—	—

Other Commitment Capacity

Workers’ Assurance Program-currently restricted cash (h)	$137,284
Workers’ Assurance Program-cash authorized for future restriction (h)	30,000
167,284

Total Commercial Commitments and other Collateral Capacity	272,746

Total Collateral Commitments Outstanding as of September 30, 2005	(205,713)

Available Commitment Capacity	$67,033

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

As a result of our workers’ compensation insurance policy renewal, we expect to restrict an additional $20.3 million of cash into our Workers’ Assurance Program for use as collateral during the 2005/2006 policy year which expires on July 1, 2006. Of that total, $6.8 million will be restricted and deposited with our insurance carrier by the end of our fiscal year 2005 and the balance of $13.5 million will be restricted and deposited with our insurance carrier during fiscal year 2006 as required by our insurance agreement.

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

The temporary services industry is highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly with regard to recruiting workers, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins remains intense, and we cannot assure you that it will not continue. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

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

We maintain a reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. This reserve, which reflects potential liabilities that span several years, is discounted to its net present value using a discount rate selected by management pursuant to our accounting policy. We evaluate the accrual rates for our reserves regularly throughout the year and make adjustments as needed. If the actual cost of such claims and related expenses exceed the amounts estimated, or if the discount rate represents an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required.  We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s estimates and judgments of the scope and likelihood of these liabilities. We believe our judgements and estimates are adequate; however if the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

Some insurance companies with which we have previously done business are in financial distress, and one has been relieved of its insurance obligations to us. If our insurers do not fulfill their obligations, we could experience significant losses.

Prior to our current policies with AIG, we purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company (Kemper) provided coverage for occurrences commencing in 2001 through June 30, 2003.  Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us. In December 2004, we executed a Novation agreement pursuant to which we relinquished insurance coverage and assumed all further liability for all claims originating in the Kemper policy years. Although we believe our judgements and estimates are adequate, we cannot assure you that claims originating in the Kemper policy years will not experience unexpected adverse developments.

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

As of September 30, 2005, we had 50 branch offices in the United Kingdom and 36 in Canada. Establishing, maintaining and expanding our international operations expose us to a number of risks and expenses, including:

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  At September 30, 2005, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from our September 30, 2005 levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of September 30, 2005, our marketable securities consist of revenue bonds and other municipal obligations, the vast majority of which have maturity dates of less than one year.  Therefore, an increase in interest rates immediately and uniformly by 10% from our September 30, 2005 levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)).  Based on this evaluation, our CEO and our CFO concluded that, as of September 30, 2005, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  During the thirty-nine weeks ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.              Other Information

Item 1.                         Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 2.                         Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

On December 11, 2002, our Board of Directors approved a resolution granting management the authority to repurchase up to 2.0 million shares of our common stock. As of September 30, 2005, approximately 600,000 shares of common stock have been repurchased pursuant to this resolution, leaving 1.4 million shares available for future repurchase. There were no repurchases of our common stock during the thirty-nine weeks ended September 30, 2005.

Item 3.                         Defaults Upon Senior Securities

None.

Item 4.                         Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

Item 5.                         Other Information

[None]

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

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.	10/27/05
Signature	Date
By: Joseph P. Sambataro, Jr., Director and
Chief Executive Officer

/s/ Steven C. Cooper	10/27/05
Signature	Date
By: Steven C. Cooper, President and
Chief Financial Officer