Form 10-K
period 2005-12-30
LABOR READY INC
filed 2006-03-07
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 30, 2005

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
Common Stock without par value

The New York Stock Exchange

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter, July 1, 2005, was approximately $1,224 million.

As of February 27, 2006, there were 54,097,457 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 17, 2006, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

LABOR READY, INC.
FORM 10-K

PART I.

This Form 10-K contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Item 1A below and in Item 7 of Part II of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Comment regarding our fiscal year end: The Company’s fiscal year is based on a 52/53-week year ending on the Friday closest to December 31.  This change first became effective for fiscal year 2003, which ended on January 2, 2004.  In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks. All references in these financial statements to the “end of 2003” are to the fiscal year ended January 2, 2004.

“Labor Ready,” the “Company,” “we,” “us,” “our” and similar references refer to Labor Ready, Inc. and our subsidiaries.

Item 1.	BUSINESS

a) Introduction and General Developments

We were incorporated in 1985 under the laws of the State of Washington and began operations in 1989. We are an international provider of temporary employees for manual labor, light industrial, and skilled trades operating under the brand names of Labor Ready, Workforce, Spartan Staffing, and CLP Resources. During 2005, we served more than 300,000 customers and we put almost 600,000 people to work through our 887 branches located in all 50 of the United States, Canada, Puerto Rico and the United Kingdom. We believe our ability to provide a large number of temporary employees on short notice, usually the same day as requested, provides us with a competitive advantage.

Our customers are primarily small- to mid-sized businesses in the construction, transportation, warehousing, hospitality, landscaping, light manufacturing, retail, wholesale, facilities and sanitation industries. These businesses typically require temporary employees for various types of manual work. We locate our branches in areas easily accessible to temporary employees, and within convenient commuting distances to customers needing manual labor.

Our strategy is to grow same branch revenues and profits, expand into new markets and expand our services and brands. In line with our strategy to expand our services and brands we purchased CLP Holdings Corp. (“CLP Resources” or “CLP”) in May 2005 and Spartan Staffing, Inc. (“Spartan Staffing”), in April 2004. The acquisition of CLP Resources added 50 branch locations to our existing operations and at the end of 2005 there were 53 CLP branch locations. Spartan Staffing had 28 branches at the time of acquisition and 38 branches at the end of 2005. The acquisition of both these companies strengthens our competitive position in the temporary labor industry by providing cross-selling opportunities and the ability to leverage existing Labor Ready branches to facilitate a swift ramp up of additional locations. Both CLP Resources and Spartan Staffing branches provide similar services, serve a similar customer base, and have expected operating margins comparable to Labor Ready branches.

The following table lists the number of branches in each country open at the end of each of the last five years.

Labor Ready Branches by Country
(including CLP Resources and Spartan Staffing brands)

	Year End
	2005	2004	2003	2002	2001
United States (including Puerto Rico)	801	733	698	686	693
Canada	36	35	36	31	34
United Kingdom	50	47	45	31	29
Total	887	815	779	748	756

A key element of our business model is flexibility and scalability which allows us to respond to changes in the economy and other business opportunities. We plan to open 43 new branch locations in 2006, including 17 Labor Ready branches, 10 Spartan Staffing branches and 12 CLP Resources branches in the United States. We also plan to open 4 new branch locations in Canada in 2006. We may alter the pace of our expansion based on future developments and market conditions. We continue to analyze individual branch results, which may lead to additional branch closures in 2006 if specific performance standards are not met. We will continue to evaluate acquisition opportunities within and complementary to the markets we currently serve.

b) Financial Information about Business Segments

Our operations qualify to be reported as one segment. Please see Item 8 of Part II of this Form 10-K for our consolidated financial information.

c) Narrative Description of Our Business

TEMPORARY STAFFING INDUSTRY

The temporary staffing industry evolved out of the need to minimize the inconvenience and expense of hiring and administering permanent employees in response to temporary changes in business conditions. The demand for temporary employees has been driven primarily by the need to satisfy peak production requirements and to temporarily replace full-time employees absent due to illness, vacation or abrupt termination. Competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs.

The temporary staffing industry includes a number of sectors focusing on business needs that vary widely in duration of assignment and level of technical specialization. We operate primarily within the short-term, light industrial area of the temporary staffing industry. We feel this sector is highly fragmented and presents opportunities for larger, well-capitalized companies to compete effectively, mainly through proprietary systems and automation that efficiently process a high volume of transactions and coordinate multi-location activities.

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

OUR STRATEGY

Our strategy is to grow our position as one of the leading providers of on-demand staffing. Key elements of our strategy include the following:

•                  Grow current branch revenues and profits. Our strategy is to increase revenue and operating margin in each branch by expanding our services to existing customers and by aggressively expanding the number and mix of customers served. We are committed to only opening branches that can quickly reach or exceed performance standards, and closing branches that are under-performing. This strategy improves profitability by increasing average revenue per branch and the average revenue per employee. We are focused on improving our branch manager tenure through effective compensation programs, enhanced and targeted training and meaningful mentoring and development. We are continually working to improve all aspects of customer service and we are diligently monitoring and controlling our pricing and costs. A key area of focus has been and will continue to be reducing overall workers’ compensation expense through our safety and risk management programs.

•                  Expand into new markets. We continue to seek opportunities to expand the reach of our brands into new markets. We intend to establish a presence, where appropriate, in small- to medium-sized domestic markets, generally with populations that average about 50,000 people or more. These new markets typically are no closer than 25 miles to our nearest branch. We plan to open 21 Labor Ready branches during 2006.

•                  Expand our service offerings. We plan to continue our efforts in expanding our services and brands. At the end of 2005 we were operating 53 CLP Resources branches and 38 Spartan Staffing branches. We intend to seek opportunities to expand our CLP Resources brand and services by opening 12 new branch locations in 2006. We also plan to expand our Spartan Staffing brand and services by opening branches in 10 new locations in 2006. We will continue to evaluate acquisition opportunities within and complementary to the markets we currently serve.

OUR OPERATIONS

Branches. Branch locations are generally staffed with two full-time employees; the branch manager and a customer service representative. Larger branches are staffed with more employees. Branches generally open by 5:30 a.m. and remain open until the last temporary employee is paid. Typically, temporary employees come to the branch in the morning to indicate their availability for assignment. During the early morning hours, branch staff coordinate incoming customer work orders and assign the available temporary employees to the job openings for the day. Most of the job openings are requested on short notice, many the same day as the temporary employees are needed at the job site. Work assignments are filled by the branch manager who strives to match the customer needs with the skills and experience of the temporary worker.

We believe that one of the most critical factors determining the success of a branch is identifying and retaining an effective branch manager. Each branch manager has the responsibility for satisfying existing customers and marketing and sales efforts to attract new customers. Each branch manager has the responsibility for managing the operations of the branch which include the recruiting, daily dispatch and payment of temporary employees. Other key responsibilities include accident prevention, collection of accounts receivable and cost control. We commit substantial resources to the training, development, and operational support of our branch managers.

Our Customers. The majority of our customers require temporary employees for short-term projects such as lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work. We currently derive our revenue from a large number of customers and we are not dependent on any individual customer for more than 2% of our annual revenue. During 2005, we served over 300,000 customers. Our ten largest customers accounted for approximately 4% of total revenue in 2005 and approximately 5% of total revenue in both 2004 and 2003. While a single branch may derive a substantial percentage of its revenue from an individual customer, the loss of that customer would not have a significant impact on our overall revenue.

Many customers use us to screen prospective employees for future permanent hires. Because we typically do not charge a fee if a customer hires our temporary employee, customers have the opportunity to observe the prospective employee in an actual working situation, minimizing the expense of employee turnover and recruiting fees. We recruit temporary employees daily so that we can be responsive to the planned as well as unplanned needs of the customers we serve. Our customers know we can respond quickly to their labor needs. Under our “satisfaction guaranteed” policy, temporary employees unsatisfactory to our customer are promptly replaced and the customer is not charged for their time if the customer notifies us within the first two hours of work. Adjustments related to all customer credits, including those related to our satisfaction guarantee, totaled 0.5%, 0.4% and 0.5% of revenue for 2005, 2004 and 2003, respectively.

Our Temporary Employees. During 2005, we put more than 600,000 people to work. Most temporary employees find our “Work Today, Paid Today” policy appealing and arrive at the branch early in the morning motivated to put in a day’s work and receive their pay at the end of the day. Temporary employees are aware that we typically do not charge a fee if a customer decides to offer them a full-time position. The possibility of locating a full-time position serves as an added incentive to our temporary employees. We attract our pool of temporary employees through flyers, newspaper advertisements, branch displays and word of mouth. We believe our focus on locating branches in areas convenient for our temporary employees, with ready access to public transportation, is particularly important in attracting temporary employees.

Management, Employees and Training. At the end of 2005, we had approximately 3,400 permanent employees. Branch managers report to district managers who in turn report to area directors. For positions above branch manager, our recruiting focus is on promoting and hiring personnel with experience in managing multi-location operations along with experience in staffing and personnel services.

New branch managers typically undergo four weeks of on-the-job training at a branch and one week of training at our corporate offices in Tacoma, Washington. Training professionals have developed a curriculum, training manuals, and on-line instruction modules for the training program, which include sessions on topics such as sales, marketing, recruiting and personnel policies, compliance policies, safety, workers’ compensation administration and credit and collections. Customer service representatives receive on-the-job training at the branch where they work, supplemented by a computerized training program.

We are committed to retaining our employees with effective compensation programs, on-going training, mentoring and development and promoting. We have a formalized leadership development and selection process for all district manager positions and above designed to identify and promote as many possible candidates from within the Company before looking to potential external candidates.

Sales and Marketing. Each branch manager is responsible for their own sales, customer service and marketing efforts in its local market area in coordination with our corporate National Sales Department and Marketing Department. All branch employees are involved in sales and customer relations. We have a National Sales Department focused on generating and cultivating relationships with large customers who concurrently use multiple branches. Local branch marketing programs include telemarketing, direct-mail campaigns, yellow-page advertising, word of mouth, and radio and billboard advertising.

Workers’ Compensation Program. We provide workers’ compensation insurance coverage for our temporary and permanent employees. Our insurance coverage is purchased from independent, third party carriers. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis. This results in our being substantially self-insured. See Item 7 of Part II and the notes to our consolidated financial statements under Item 8 of Part II of this Form 10-K, for additional discussion regarding the impact of collateral requirements on workers’ compensation.

Safety Programs. We emphasize safety awareness by training our temporary employees, issuing basic safety equipment, visiting job sites, employing safety professionals, and communicating with customers to promote job site safety. Temporary employees are provided safety videos and manuals and bulletin boards with safety-related posters are prominently displayed. Branch employees are trained to discuss job safety parameters with customers on incoming work order requests. Branch Managers conduct job site visits for new customer job orders and periodic “spot checks” of existing customers to review safety conditions at job sites. Temporary employees are encouraged to report unsafe working conditions to us.

We have invested in efforts to reduce workplace injuries through several initiatives. First, we added safety professionals in various operating areas. These safety professionals serve as a technical resource to our branch personnel, temporary employees, and customers in recommending changes to our operating and work practices to reduce the frequency of injuries and reinforce our culture of “safety first”. We will continue to assess the need for additional safety professionals and anticipate adding additional personnel in various operating areas in 2006. Second, we implemented additional screening controls to assess the risk of new and existing customers and terminate those relationships if necessary. Third, we implemented additional processes to qualify temporary employees for dispatch and match these employees to suitable jobs. Finally, we also developed additional reporting and accountability practices to monitor accident trends in our operations. As a result of these efforts, our worker-related injuries have dropped in excess of 10% from 2004 levels. We continue to work diligently in this area in an attempt to produce similar trends in the future.

We maintain an inventory of basic safety equipment at our branches. Standard equipment includes hard hats, metal-toed boots, gloves, back braces, earplugs, and safety goggles. Appropriate equipment is checked out to temporary employees based on the type of work to be performed. For example, most construction jobs require steel-toed boots and a hard hat.

Information Technology Systems. We have developed our own proprietary software system to process all required credit, billing, collection and temporary worker payroll, together with other information and reporting systems necessary for the management of hundreds of thousands of temporary employees and operations in multiple locations. The system maintains all of our key databases, from the tracking of work orders to payroll processing to maintaining worker records. The current system regularly exchanges all point of sale information between the corporate headquarters and the branches, including customer credit information and outstanding receivable balances. Branch staff can run a variety of reports on demand, such as receivables aging, margin reports and customer activity reports. Area directors and district managers are able to monitor their territories from remote locations.

Our system also provides us with key internal controls. Work order tickets are entered into the system at the branch level. Payroll checks cannot be issued at a branch without a corresponding work ticket on the computer system. When a temporary employee is paid, the customer’s weekly invoice and the branch receivables ledger are automatically updated. Printed checks have watermarks and computer-generated signatures that are difficult to duplicate. Most cash receipts are received in lockbox accounts and are matched to customers’ receivable records using an automated data capture system.

Cash Dispensing Machines (CDMs). Temporary employees are generally paid daily and our standard format includes payment by check. However, with a CDM at most branches, temporary employees have the choice of being paid each day in cash. If the temporary employee requests cash, the system prints a payroll voucher, in lieu of a check, which contains a unique security code that they use to get their pay from the CDM. For those who choose to receive cash, the CDM dispenses their net pay less the change and a $1 transaction fee for the use of the CDM. Revenue from the CDMs are substantially offset by the direct costs of the CDM program, which include depreciation, taxes, cash delivery and servicing, maintenance, supplies, insurance and other cash handling support costs. However, the primary purpose of the CDM program is to provide an additional service to our temporary employees which most of our competitors do not offer and which we believe enhances our ability to attract temporary employees. The acquisition cost of each CDM used in the United States is approximately $16,000 while the acquisition cost of the CDMs in the United Kingdom and Canada is approximately $30,000 per machine.

Economics of Branches. We have standardized the process of opening new branches.  When we open a new branch, we invest in recruiting and training new permanent employees, equipping the branch, and funding losses during its start-up growth period.  On average, we incurred start-up costs, including net operating losses, of approximately $90,000 per branch opened in 2005. New branches are expected to generate revenue sufficient to cover their operating costs within one to two years. The volume necessary for profitable operations ranges from $450,000 to $750,000 per year.  Branches in operation at the end of the year and open for at least one full year generated average annual revenue of approximately $1.4 million per branch in 2005.

Criteria for New Branches. We identify desirable areas for locating new branches using a demographic model that analyzes the potential supply of temporary employees and customer demand based on a zip code resolution of employment figures, demographics and the relative distance to our nearest existing branch. In addition, we locate branches in areas convenient for our temporary employees, which are near public transportation, and have parking available. After establishing a branch in a metropolitan area, we have often clustered additional locations within the same area if demand for our services was strong enough. Multiple locations in a market reduce both opening costs and operating risk for new branches because direct mail and other advertising costs are spread among more branches and because the new branch benefits from existing customer relationships and established Labor Ready brand recognition.

SEASONALITY

Our business experiences seasonal fluctuation. Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months. Inclement weather can slow construction and landscaping activities in such periods. As a result, we generally experience an increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months. Additionally, our gross profit has generally fluctuated as our mix of business changes from quarter to quarter.

COMPETITION

The short-term, manual labor sector of the temporary services industry is highly competitive with low barriers to entry. A large percentage of temporary staffing companies serving this sector of the industry are local operations with fewer than five branches. Within local or regional markets, these firms actively compete with us for business. In most areas, no single company has a dominant share of the market. The primary basis of competition among local firms is price, service and the ability to provide the requested amount of temporary employees on time. While entry to the market has limited barriers, lack of working capital frequently limits the growth of smaller competitors.

Although there are many large full-service and specialized temporary staffing companies competing in national, regional and local markets, those companies have not yet aggressively expanded in our market segment. One or more of these competitors may decide at any time to enter or expand their existing activities in the short-term labor market and provide new and increased competition to us. We believe that the primary competitive factors in obtaining and retaining customers are the cost of temporary labor, the quality of the temporary employees provided, the responsiveness of the temporary staffing company, and the number and location of branches. The presence of one or more temporary staffing competitors in a particular market can create significant pricing pressure and this pricing pressure can adversely impact profit margins. See Item 1A below and Item 7 of Part II of this Form 10-K – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors: Issues and Uncertainties.

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

Regulation Concerning Equal Opportunity. We are required to comply with applicable state and federal laws prohibiting harassment and discrimination on the basis of race, gender and other legally-protected factors in the employment of our temporary and permanent employees.

Workplace Safety. We are subject to a number of state and federal statutes and administrative regulations pertaining to the safety of our employees. These laws generally require us to provide general safety awareness and basic safety equipment to our temporary employees.

Proposed New Regulations. See Item 1A below and Item 7 of Part II of this Form 10-K - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors. We are continually subject to the risk of new regulations which could harm our business.

PATENTS AND TRADEMARKS

Our business is not presently dependent on any patents, licenses, franchises or concessions. “Labor Ready,” “Spartan Staffing,” “CLP Resources”, “Workforce” and service marks such as “Work Today, Paid Today” and “Work Today, Cash Today” are registered with the U.S. Patent and Trademark Office. We have also been granted a patent by the U.S. Patent and Trademark authorities for the system of controlling a network of CDMs for the disbursement of payroll.

d) Financial Information About Geographic Areas

The following table depicts our revenue derived from within the United States and that derived from other countries for the past three years (in thousands).

	2005		2004		2003

United States (including Puerto Rico)	$1,155,494	93.5%	$965,454	92.5%	$833,131	93.5%
Canada and the United Kingdom	80,576	6.5%	78,782	7.5%	58,060	6.5%
Total revenue from services	$1,236,070	100%	$1,044,236	100%	$891,191	100%

The following table depicts our net property and equipment located in the United States and the net property and equipment located in other countries for the past three years (in thousands).

	2005		2004		2003

United States (including Puerto Rico)	$24,689	92.8%	$22,680	90.1%	$25,730	90.3%
Canada and the United Kingdom	1,926	7.2%	2,494	9.9%	2,759	9.7%
Total property and equipment, net	$26,615	100%	$25,174	100%	$28,489	100%

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

Item 1A.	RISK FACTORS

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

We are required to pay workers’ compensation benefits for our temporary and permanent employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers’ compensation insurance coverages. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. While we have secured coverage with American International Group, Inc. (AIG), which is the insurance company for the majority of our workers’ compensation policies, for occurrences in the period from July 2005 through June 2006, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after June 2006. In the event we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

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

Prior to our current policies with AIG, we purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company (Kemper) provided coverage for occurrences commencing in 2001 through June 30, 2003. Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us. In December 2004, we executed a Novation agreement pursuant to which we relinquished insurance coverage and assumed all further liability for all claims originating in the Kemper policy years. These claims are reserved for in the consolidated financial statements. Although we believe our judgements and estimates are adequate, we cannot assure you that claims originating in the Kemper policy years will not experience unexpected adverse developments.

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

A significant portion of our revenue is derived from our operations in a limited number of states. Total revenue generated from operations in California, Texas and Florida, accounted for approximately 35.0% of our overall revenue in 2005, 2004 and 2003. In addition, as a result of our acquisition of CLP Resources, we expect that the percentage of our overall revenue generated from operations in California will increase even further. The California economy was particularly hard-hit by the most recent economic recession. California is our largest market and economic weakness in this region or our other key markets could harm our business.

Any significant economic downturn or increase in interest rates could result in our clients using fewer temporary employees, which could harm our business or cause the price of our securities to decline.

Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their permanent employees, resulting in decreased demand for our personnel. In addition, as a result of our acquisition of CLP Resources, a significant portion of our revenue is generated from work in the construction industry. As interest rates rise, the amount of construction could decline, which will cause a reduction in the demand for the use of temporary employees in the construction industry. As a result, any significant economic downturn or increase in interest rates could harm our business, financial condition or results of operations, or cause the price of our securities to decline.

Establishment and expansion of our international operations will burden our resources and may fail to generate a substantial increase in revenue.

Our international branch operations expose us to certain risks.  If we are not able to effectively manage those risks, our financial results could be harmed.  As of December 30, 2005, we had 86 branches outside the United States in the United Kingdom and Canada.  Risks, not already discussed in connection with our domestic branch operations include: fluctuations in the value of foreign currencies and the additional expense and risks inherent in operations in geographically and culturally diverse locations.

We are continually subject to the risk of new regulation, which could harm our business.

In recent years, a number of bills have been introduced in Congress and various state legislatures any one of which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary employees receive the same pay and benefits as our customers’ permanent employees, a requirement that we spend a certain portion of our revenues on employee health care, a prohibition on fees charged in connection with our CDMs and a requirement that our customers provide workers’ compensation insurance for our temporary employees. We take a very active role and incur expense in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of this legislation will not be enacted, in which event demand for our service may suffer.

Organized labor has been particularly active in sponsoring legislation in the State of California, our largest market. Adverse legislation in California or our other large markets could significantly increase our costs of doing business or decrease the value of our services to our customers, either of which could harm our results of operations.

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

We rely heavily on the performance and productivity of our branch managers, who manage the operation of the branches, including recruitment and daily dispatch of temporary employees, marketing and providing quality customer service. We have historically experienced a high degree of turnover among our branch managers. As a result, we must continue to recruit a sufficient number of managers to staff new branches and to replace managers lost through attrition or termination. Our future growth and financial performance depends on our ability to hire, train and retain qualified managers from a limited pool of qualified candidates who frequently have no prior experience in the temporary employment industry.

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

Our acquisitions or acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations and financial condition.

As part of our business strategy, we have made acquisitions of other temporary staffing businesses and we may continue to pursue such acquisitions in the future. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. Following an acquisition, we cannot assure you that we will be able to integrate the operations of the acquired business without significant difficulties, including unanticipated costs, difficulty in retaining customers, failure to retain key employees and the diversion of management attention. In addition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

We have significant working capital requirements.

We require significant working capital in order to operate our business. We have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.  We invest significant cash into the opening and operations of new branches until they begin to generate revenue sufficient to cover their operating costs.  We also pay our temporary employees on a daily basis and bill our customers on a weekly basis.  As a result, we must maintain cash reserves to pay our temporary employees prior to receiving payment from our customers.  In addition, we are required to pledge certain short-term assets to secure letters of credit and to pledge other assets to collateralize certain of our workers’ compensation obligations. These collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes.  As a result of these factors, if our available cash balances and borrowing base under our existing credit facilities do not grow commensurate with the growth in our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

Our information and computer processing systems are critical to the operations of our business and any failure could cause significant problems.

Our information technology systems, located at our headquarters, are essential for data exchange and operational communications with branches throughout the country. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely hamper our business and could require that we commit significant additional capital and management resources to rectify the problem.

The loss of any of our key personnel could harm our business.

Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense and in the event we experience further turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions will temporarily harm our financial performance and results of operations until new management becomes familiar with our business. We do not maintain key person life insurance on any of our executive officers.

Our business would suffer if we could not attract enough temporary employees or skilled trade workers.

We compete with other temporary personnel companies to meet our customer needs and we must continually attract reliable temporary employees to fill positions. We have in the past experienced short-term worker shortages and we may continue to experience such shortages in the future. In addition, CLP Resources’ business relies on the ability to attract skilled trade workers. If we are unable to find temporary employees or skilled trade workers to fulfill the needs of our customers over a long period of time, we could lose customers and our business could suffer.

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

Item 2.	PROPERTIES

We lease virtually all of our branches.  Under the majority of these leases, both parties to the agreement have the right to terminate the lease on 90 days notice and upon payment of an early termination penalty equivalent to three months rent.  A small percentage of leases provide for a minimum lease term in excess of one year. We own a 157,000 square foot office building with an attached parking garage in downtown Tacoma, Washington, which serves as our headquarters.  We also own one branch in Tacoma and two in Florida.  Management believes all of our facilities are currently suitable for their intended use. See Note 13 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

Item 3.	LEGAL PROCEEDINGS

See Note 13 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K (listed under Legal Contingencies and Developments, below).

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 30, 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)              Market Information

Our common stock is listed on the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange:

Quarter Ended	High	Low

April 2, 2004	$14.40	$11.10
July 2, 2004	$15.94	$10.90
October 01, 2004	$15.11	$11.63
December 31, 2004	$17.02	$13.29
April 1, 2005	$19.46	$15.14
July 1, 2005	$23.60	$16.27
September 30, 2005	$26.45	$20.90
December 30, 2005	$26.50	$20.62

b) Holders of the Corporation’s Capital Stock

We had approximately 729 shareholders of record as of February 27, 2006.

c) Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our lending facility, which may have the effect of restricting our ability to pay dividends.

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

Summary Consolidated Financial And Operating Data
(in thousands, except per share data and number of branches)

	2005	2004	2003	2002	2001
Statement of Income Data:
Revenue from services	$1,236,070	$1,044,236	$891,191	$862,733	$916,965
Gross profit	391,622	317,177	266,313	250,072	275,054
Selling, general and administrative expenses	286,460	244,606	226,019	220,216	252,739
Income before tax expense	100,195	59,845	27,567	17,902	14,867
Net income	$62,021	$36,313	$17,531	$11,586	$9,215

Net income per common share
Basic	$1.28	$0.87	$0.43	$0.28	$0.23
Diluted	$1.18	$0.75	$0.41	$0.28	$0.23
Weighted average shares outstanding (1)
Basic	48,421	41,674	40,387	41,017	40,573
Diluted	53,793	52,289	50,916	41,771	40,702

Operating Data (unaudited):
Revenue from branches open for full year	$1,136,617	$980,672	$875,848	$855,591	$882,697
Revenue from branches opened or acquired during year	96,530	59,717	11,561	4,724	10,940
Revenue from branches closed during year	2,923	3,847	3,782	2,418	23,328
Total	$1,236,070	$1,044,236	$891,191	$862,733	$916,965

Branches open at period end	887	815	779	748	756

	At Year End,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Current assets	$318,663	$261,058	$206,749	$177,290	$133,941
Total assets	572,076	444,107	373,717	328,559	224,679
Current liabilities	100,014	76,508	70,830	57,836	53,198
Long-term liabilities	123,464	165,205	148,748	138,612	51,788
Total liabilities	223,478	241,713	219,578	196,448	104,986
Shareholders’ equity	348,598	202,394	154,139	132,111	119,693
Working capital	$218,649	$184,550	$135,919	$119,454	$80,743

(1)          Weighted average shares outstanding are described in Note 12 to the Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in connection with our Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this document.

Executive Overview

Labor Ready is an international provider of temporary employees for manual labor, light industrial, and skilled trades operating under the brand names of Labor Ready, Workforce, Spartan Staffing, and CLP Resources. Our customers are primarily small- to mid-sized businesses in the construction, transportation, warehousing, hospitality, landscaping, light manufacturing, retail, wholesale, facilities and sanitation industries. During 2005, we served more than 300,000 customers and we put almost 600,000 people to work through our 887 branches located in all 50 of the United States, Canada, Puerto Rico and the United Kingdom. We believe our ability to provide a large number of temporary employees on short notice, usually the same day as requested, provides us with a competitive advantage. Our annual revenue was $1,236 million in 2005, $1,044 million in 2004 and $891 million in 2003. We are not dependent on any individual customer for more than 2% of our annual revenue.

Revenue for 2005 was $1.2 billion, an increase of 18% over the prior year. Net income improved 71% to $62.0 million, or $1.18 per diluted share. In 2005 we focused on increasing sales and improving gross margins while also continuing to pursue opportunities in new markets. Gross margins improved as we experienced reductions to our workers’ compensation expense throughout 2005. SG&A expenses as a percentage of revenues improved over the prior year through effective cost control and leverage from increased sales.

As a provider of manual labor, workers’ compensation expense plays a large part in our business, and we were pleased with our ability to reduce costs in this area. The decrease in workers’ compensation expense during 2005 was the result of our independent actuary decreasing reserves. We continue to experience positive results with our safety and risk management investments that have continued to push these costs down. Frequency of worker-related injuries have dropped in excess of 10% over the prior year.

Our vision is to be the dominant provider of on-demand staffing. In 2005, we took another step toward expanding our services and brands by acquiring CLP Holdings Corp. (“CLP Resources” or “CLP”), a leading provider of temporary skilled trades people to contractors and large facilities with 50 branches in operation at the time of acquisition. CLP Resources complements our service of offering on-demand labor, with the ability to provide additional service to Labor Ready’s existing customers, increase our customer base, and position us to increase market share. This acquisition strengthens our competitive position in the temporary labor industry. We purchased CLP Resources during the second quarter of 2005. At the end of 2005, there were 53 CLP Resources branches in operation. CLP Resources serves more than 4,100 small- to mid-sized residential and commercial contractors by providing such skilled trades as carpentry, electrical, HVAC, plumbing and painting. CLP Resources’ revenue in 2004 was approximately $114 million with net income of approximately $3.8 million. CLP Resources contributed approximately 7% of consolidated revenues during 2005. CLP Resources put more than 10,000 trades people to work in 2005.

We purchased Spartan Staffing during the second quarter of 2004. At the end of 2005 Spartan Staffing had a total of 38 branches in Florida, North Carolina, South Carolina, and Texas. Twenty of these branches operate under the name “Workforce”, and the other eighteen branches operate under the name “Spartan Staffing”. The Workforce and Spartan Staffing branches provide similar services, serve a similar customer base, and have expected operating margins comparable to Labor Ready branches.

We are committed to producing sustained earnings growth with a focus on customers, employees and our temporary workers. The first area of sustained growth is our customers. We are continuing to focus on building sales teams in certain markets and provide employees in all of our markets with sales training. We are continuing to focus on strategic ways to better serve our current customers with new services or brands and strategic ways to enter into new markets. Over the past 18 months we acquired Spartan Staffing and CLP Resources. Both acquisitions have provided us with new avenues to sustain our earnings growth. We are planning to open 43 new branches in 2006, including 17 Labor Ready branches, 12 CLP Resources branches and 10 Spartan Staffing branches in the United States. We also plan to open 4 new branch locations in Canada in 2006. Opening in new markets is giving us the opportunity to expand market share and better serve customers in those new markets. The second area of sustained growth is our employees. We continue to implement better ways to attract, train and retain our valuable employees that are responsible for providing our customers with the best service possible. This focus is making a difference as the employee tenure in our Company is at an all time high. The third area of sustained growth is our temporary workers. We value the health and welfare of our temporary workers. We continue to seek methods to improve our safety for our temporary workers and reduce the costs of workers’ compensation. We are also focused on maintaining an ample supply of quality temporary workers through effective recruiting measures and increasing the tenure of our temporary workers. We are confident that a healthy and available supply of temporary workers is key to sustaining our earnings growth. We believe we have the proper strategies in place to effectively focus on these three areas of customers, employees and our temporary workers that can drive our sustained earnings growth.

Our business experiences seasonal fluctuation. Construction and landscaping businesses and, to a lesser degree, other customer businesses, typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months. Inclement weather can slow construction and landscaping activities in such periods. As a result, we generally experience an increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

Summary of Critical Accounting Policies. Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to workers’ compensation claims, bad debts, goodwill and intangible assets, contingencies and litigation and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Also see Note 1 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

Workers’ Compensation Reserves. We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported. This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At December 30, 2005, our reserves are set at the estimate provided by our independent actuary and discounted at rates ranging from 4.15% to 5.46%. We evaluate the reserve regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We evaluate this allowance regularly throughout the year and make adjustments as needed. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and Intangible Assets. As a result of our recent acquisitions, we have recorded goodwill and various intangible assets at their estimated fair values.  The estimated fair values of the acquired amortizable and indefinite-lived intangible assets are based on our expectations regarding future operating results and cash flows. The amortization period of the amortizable intangible assets is based on our expectation of the number of future periods that we will receive benefit. Any purchase price in excess of the fair value of the acquired tangible and intangible assets is classified as goodwill and is tested for impairment in the fourth quarter of each fiscal year and whenever events or circumstances indicate that an impairment may have occurred.

Reserves for Contingent Legal and Regulatory Liabilities. We have established reserves for contingent legal and regulatory liabilities. We record a liability when our management judges that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be estimated. We evaluate this reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.

Income Taxes and Related Valuation Allowances. We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, we measure these expected future tax consequences based upon the provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that we may not realize when we believe it is more likely than not that we may not realize all or some portion of our deferred tax assets based upon our judgments regarding future events and past operating results. We also provide a reserve for tax contingencies when we believe a probable and estimable exposure exists.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 8 of Part II in this Form 10-K.)

Cash Flows from Operating Activities

Net cash provided by operating activities was $105.4 million, $63.7 million and $33.8 million in 2005, 2004 and 2003, respectively. The increases in cash flows from operating activities are primarily attributable to the significant growth in our net income. Our net income for 2005 was $62.0 million compared to $36.3 million for 2004 and $17.5 million for 2003. Other increases in cash flows from operating activities were due to an increase in the workers’ compensation claims reserve and decreases in our income taxes receivable. The workers’ compensation reserve increased $18.3 million during 2005 compared to a $23.5 million increase during 2004. Overall, the growth in our workers’ compensation claims reserve is the result of an increased exposure base which is related to increased revenue. The reserve is increased in relation to temporary payroll hours billed and reduced as we pay claims over a weighted average period of approximately six years. The increase in the workers’ compensation reserve for 2005 is less than the growth for the same period a year ago primarily due to the fact that our current period claims loss rate from our actuary is running lower than it was a year ago and our external actuary reducing reserves due to an improvement in accident trends. The decrease in our income taxes receivable of $12.3 million compared to an increase in income taxes receivable of $14.7 million in 2004 is due mostly to the timing and method of making estimated income tax payments. We made federal and state estimated tax payments during 2004 in excess of our liabilities, resulting in overpayments of taxes. We applied these overpayments to our tax liabilities for 2005.

The positive impacts discussed above were partially offset by the change in our accounts receivable balances, which increased $24.2 million during 2005 (excluding the accounts receivable acquired from CLP Resources) compared to a $24.3 million increase for the same period a year ago. This change is due mostly to the increase in sales attributable to outstanding accounts receivable as compared to the prior year.

We typically pay our temporary employees on a daily basis, bill our customers weekly and, on average, collect monthly. Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows From Investing Activities

Net cash used in investing activities was $115.9 million, $36.9 million, and $9.8 million in 2005, 2004 and 2003, respectively. The significant increase in net cash used in investing activities for 2005 compared to 2004 is due primarily to the purchase of CLP Resources, changes in our restricted cash and other assets and our net marketable securities activity.

Net cash used to purchase CLP Resources totaled $46.0 million. During 2004 net cash used in investing activities included the purchase of Spartan Staffing of $9.9 million. We increased our restricted cash and other assets by $24.1 million during 2005 compared to an increase of $17.8 million for the same period a year ago. We use our restricted cash and other assets primarily to collateralize our workers’ compensation program. The increase in restricted cash was primarily the result of providing additional workers’ compensation collateral associated with the purchase of CLP. The change in our marketable securities during 2005 was a net increase in purchases of $40.3 million compared to a net increase in purchases of $3.8 million for the same period a year ago. This change is due to our additional investments in short-term securities to capitalize on increasing yields in the marketplace.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.3 million, $0.4 million and $2.3 million in 2005, 2004 and 2003, respectively. The change in cash provided by financing activities in 2005 is due mostly to the increased activity in the exercise of stock options by our employees.

During 2003, we repurchased and retired approximately 839,000 shares of common stock for $5.0 million. Our board of directors has authorized repurchases of up to an additional 1.4 million shares. There were no repurchases of common stock during 2005 or 2004.

Capital Resources

 In December 2005, we entered into an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility replaced our existing $80.0 million Accounts Receivable Securitization Facility with General Electric Capital Corporation (“GECC”), which was set to expire in February 2006. The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides the Company with access to loan advances and letters of credit. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA. Fees for letters of credit are based on the margin in effect plus a fee of .05%. As of December 30, 2005, our margin was .50% and our unused capacity fee was .15%. At December 30, 2005, we had $72.0 million of letters of credit issued against the Revolving Credit Facility leaving us with $8.0 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

Of the $72.0 million of letters of credit outstanding at December 30, 2005, $51.6 million represents actual commitments to our insurance carrier. The remaining $20.4 million is comprised of duplicate letters of credit and additional collateral required by GECC until the GECC outstanding letters of credit are replaced with letters of credit from the Revolving Credit Facility. We anticipate the duplicative letters of credit will be eliminated during the first quarter of 2006. Under the terms of the Revolving Credit Facility, if any draft is paid under any letter of credit, the Company shall reimburse the issuing lender in connection with such payment on the business day that the Company receives notice of such draft being paid.

In January 2002, we entered into a credit facility with Wells Fargo Bank. This credit facility expired effective January 31, 2006. There were no borrowings against this credit facility during 2005.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit and surety bonds, cash held in trusts that we control as well as cash deposits held by our insurance carriers. At December 30, 2005 we had restricted cash in our Workers’ Assurance Program totaling $143.0 million. Of this cash, $138.8 million was committed to insurance carriers leaving $4.2 million available for future needs. Subsequent to December 30, 2005, we restricted an additional $6.7 million in cash and then deposited $10.1 million with our insurance carrier. We anticipate restricting and depositing an additional $3.4 million in cash prior to our insurance renewal in July 2006.

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

On April 20, 2005, we announced that we would be calling the Notes for redemption on June 20, 2005 for cash at 100% of the principal amount plus accrued interest. Holders of all of the outstanding Notes converted their Notes into shares of our common stock prior to the June 20, 2005 redemption date and none of the outstanding principal amount of the Notes was redeemed for cash.  As a result of these conversions, approximately 9.6 million additional shares of common stock were issued to the holders of the Notes and we reduced our long-term debt by $70.0 million.  The Notes had been accounted for on an “as if converted” basis since their issuance in 2002. Consequently, issuance of the shares was not further dilutive to our diluted net income per share.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

As described in Notes 5 and 8 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K, we provide workers’ compensation insurance to our temporary and permanent employees. Our workers’ compensation insurance policies must be renewed annually. We renewed our coverage with American International Group, Inc. (“AIG”), which is the insurance company for the majority of our workers’ compensation policies, for occurences in the period from July 2005 through June 2006. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis. This results in our being substantially self-insured.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they are responsible. Such amounts can increase or decrease independent of our assessments and reserves.  At the end of 2005 and 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	December 30, 2005	December 31, 2004
Workers’ Assurance Program - committed collateral	$138.8	$116.7
Letters of credit	51.6	40.1
Surety bonds *	17.2	15.3
Total Collateral Commitments	$207.6	$172.1

* We had $9.7 million and $9.5 million of restricted cash collateralizing our surety bonds at December 30, 2005 and December 31, 2004, respectively. (See Note 4 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.)

Our total collateral commitments exceed our workers’ compensation reserve due to several factors including the following which are reconciled below: (a) our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve; (b) a delay in the release of collateral posted with prior insurance companies for claims that have been previously paid and, therefore, are no longer reflected in the reserve; (c) collateral posted with the current insurance carrier in comparison to the estimated balance of unpaid claims; (d) the obligation to post excess collateral for claims not yet paid based on requirements specific to the insurance carrier and (e) discounted reserves for certain losses and expenses beyond the deductible limits.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	December 30, 2005	December 31, 2004

Ending workers’ compensation reserve:	$167.9	$135.6
a) Discount on reserves	35.7	26.9
b) Timing of collateral release with prior providers	15.6	15.8
c) Collateral posted with current provider in comparison to obligation incurred	10.1	6.1
d) Excess collateral on claims not yet paid	(1.8)	—
e) Reserves for claims above our deductible (“excess claims”), net of discount	(19.9)	(12.3)

Total Collateral Commitments	$207.6	$172.1

Subsequent to December 30, 2005, we restricted an additional $6.7 million in cash and then deposited $10.1 million with our insurance carrier. We anticipate restricting and depositing an additional $3.4 million in cash prior to our insurance renewal in July 2006.

Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount. The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our Worker’s Assurance Program cash and cash-backed instruments include cash-backed letters of credit and surety bonds, cash held in trusts that we control, and cash deposits held by our insurance carriers. The letters of credit bear fluctuating annual fees, which were approximately 0.47% of the principal amount of the letters of credit as of December 30, 2005.

Generally, our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims. Although the estimated claims are expensed as incurred, the claim payments are made over a weighted average period of approximately six years. Collateral for our workers’ compensation program is posted with various state workers’ compensation programs and insurance carriers based upon their assessments of our potential liabilities. Due to the timing difference between the recognition of expense and claim payments as described above, we generally anticipate that both our reserves and our collateral obligations will continue to grow.

The following table provides an analysis of changes in our workers’ compensation claims reserves (in thousands). Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.

	2005	2004	2003

Beginning balance	$135,612	$112,158	$97,253

Self-insurance reserve expense
Expenses related to current year (net of discount)	69,413	60,978	53,688
Income related to prior year reserves	(13,189)	(7,691)	(3,178)
Total	56,224	53,287	50,510

Amortization of prior year discount	783	5,313	4,065

Payments
Payments related to current year claims	(11,500)	(10,236)	(9,317)
Payments related to claims from prior years	(29,492)	(25,429)	(30,748)
Total	(40,992)	(35,665)	(40,065)

Net change in excess claims reserve	3,128	519	395
CLP Resources liability assumed, net of discount	13,104	—	—

Ending balance	167,859	135,612	112,158
Less current portion	46,211	41,683	36,170
Long-term portion	$121,648	$93,929	$75,988

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals. Our policy is to set our reserve each quarter at the estimate provided by our independent actuary unless significant trends or fact patterns warrant otherwise. Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes. Our claims reserves are discounted to their estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At December 30, 2005 our reserves are discounted at rates ranging from 4.15% to 5.46%.

Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuaries and appropriate discount rates and estimated payment patterns. Factors that have caused our estimated losses for prior years to change include, among other things, (i) inflation of medical and indemnity costs at a rate higher than originally anticipated, (ii) regulatory and legislative developments that have increased benefits and settlement requirements in several states, (iii) a different mix of business than previously anticipated, (iv) the impact of safety initiatives implemented, and (v) positive or adverse development of claim reserves.

Other

Included in cash and cash equivalents at December 30, 2005 and December 31, 2004 is cash held within branch CDMs for payment of temporary payrolls in the amount of approximately $18.1 million and $14.8 million, respectively.

Our capital expenditures for 2005, 2004 and 2003, including assets acquired via capital leases, were $7.3 million, $5.6 million and $5.7 million, respectively. We anticipate that our capital expenditures will be approximately $9.0 million in 2006.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during 2005.

The following table provides a summary of our contractual obligations as of the end of 2005:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2006	2007 through 2008	2009 through 2010	2011 and later
Capital lease obligations (a)	1,442	798	640	4	—
Operating leases (b)	9,493	4,385	3,630	1,198	280
Purchase obligations (c)	2,222	2,222	—	—	—
Other long-term obligations (d)	7,198	5,651	1,547	—	—
Other cash obligations (e)	13,498	13,498	—	—	—

Total Contractual Cash Obligations	$33,853	$26,554	$5,817	$1,202	$280

(a)          Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.

(b)         Excludes all payments related to branch leases cancelable within 90 days. See Note 13 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

(c)          Binding purchase orders for goods or services outstanding at December 30, 2005.

(d)         Voice and data service contracts and licensing agreements.

(e)          Collateral obligations related to workers’ compensation policy year ending July 1, 2006.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of the end of 2005:

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total	2006	2007 through 2008	2009 through 2010	2011 and later

Revolving Credit Facility (f)	$80,000	—	$80,000	—	—
Line of credit (g)	8,125	8,125	—	—	—
Surety bonds (f)	17,221	17,221	—	—	—

Total Commercial Commitments	$105,346	$25,346	$80,000	—	—

Other Commitment Capacity

Workers’ Assurance Program- currently restricted cash (h)	143,000
Workers’ Assurance Program-cash available for future restriction (h)	77,000

Total Commercial Commitments and other Collateral Capacity	325,346

Total Collateral Commitments Outstanding at the end of 2005	(207,600)

Available Commitment Capacity	$117,746

(f)            See Note 13 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

(g)         No balance outstanding and the credit facility expired January 2006. See description of credit facility in Note 13 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

(h)         The amounts of cash available for future restriction are limited by our Revolving Credit Facility, and are subject to cash availability at the time of the restriction. We are allowed to restrict up to a maximum of 110% of the workers’ compensation liabilities that are transferred to our Worker’s Assurance Program. See description of the Revolving Credit Facility and our Workers’ Assurance Program in Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Form 10-K.

Subsequent to December 30, 2005, we restricted an additional $6.7 million in cash and then deposited $10.1 million with our insurance carrier. We anticipate restricting and depositing an additional $3.4 million in cash prior to our insurance renewal in July 2006.

Results of Operations

The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Income for the periods indicated:

	2005	2004	2003

Revenue from services	100.0%	100.0%	100.0%
Cost of services	68.3	69.6	70.1
Gross Profit	31.7	30.4	29.9
Selling, general and administrative expenses	23.2	23.4	25.4
Depreciation and amortization	0.7	1.0	0.9
Interest expense	(0.4)	(0.6)	(0.8)
Interest and other income	0.7	0.3	0.3
Income before tax expense	8.1	5.7	3.1
Net income	5.0	3.5	2.0

Branches and Revenue from Services. The number of branches increased to 887 at December 30, 2005 from 815 locations at December 31, 2004, a net increase of 72 branches or 8.8%. Revenue for 2005 increased 18.4% compared to 2004. The change in revenue was made up of the following five components: (a) an 8.6% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a 9.5% increase due to the acquisition of CLP Resources (c) a (1.3%) decline in revenue related to branches closed over the past twelve months, (d) a 1.4% increase in revenue from new branches opened less than one year, excluding the acquired branches and (e) a net 0.2% increase from foreign currency translation.

The number of branches increased to 815 at December 31, 2004 from 779 locations at January 2, 2004, a net increase of 36 branches or 4.6%. Revenue for 2004 increased 17.2% compared to 2003. The change in revenue was made up of the following five components: (a) an 11.3% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a 5.1% increase due to branches acquired in the Spartan Staffing purchase (c) a (1.0%) decline in revenue related to closed branches, (d) a 1.9% increase in revenue from new branches and (e) a net (0.1%) decline from foreign currency translation and additional sales days in prior year due to our transition to a 52/53-week fiscal year.

Revenue from our international operations for 2005 was approximately 6.5% of our total revenue compared to 7.5% and 6.5% for 2004 and 2003.

Cost of Services and Gross Profit. Cost of services was 68.3% of revenue for 2005 compared to 69.6% and 70.1% for 2004 and 2003, respectively. Workers’ compensation costs for the 2005 were approximately 6.1% of revenue compared to 7.3% in 2004. The reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents. As a result, our gross profit increased to 31.7% for 2005 compared to 30.4% for 2004.

The decrease in cost of services as a percent of revenue between 2004 and 2003 is due to the fact that our average bill rate increased by 2.7% during 2004, while our average pay rate increased 1.6%. Additionally, workers’ compensation expense as a percent of revenue declined to 7.3% in 2004 from 7.4% in 2003.

Selling, General, and Administrative Expenses. SG&A expenses were 23.2% of revenue for 2005 and 23.4% and 25.4% of revenue for 2004 and 2003, respectively. SG&A expenses as a percentage of revenue have continued to decrease as we increase average branch revenue while at the same time continuing to control operating costs.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased slightly to $9.6 million from $10.1 million and $8.4 million for 2004 and 2003, respectively. This decrease is the result of several assets becoming fully depreciated during 2005, offset by an increase in depreciation attributable to the acquired CLP Resources assets.

Interest Expense. We recorded interest expense of $4.2 million for 2005 compared to $6.7 million and $6.8 million for 2004 and 2003, respectively. The decrease during 2005 is due to the redemption of our Convertible Subordinated Notes during the second quarter of 2005.

Interest and Other Income. We recorded interest and other income of $8.8 million for 2005 compared to $4.1 million for 2004 and $2.4 million for 2003. The change in interest and other income during 2005, as compared to 2004, is attributable to increasing balances of cash and restricted cash earning interest, the rise in short-term interest rates, and increased rates of return on our restricted cash. The change between 2004 and 2003 is attributable to an increase in other income in 2004 as a result of a legal settlement and an increase in interest income in 2004 as short-term interest rates rose on our growing cash balances.

Income Tax.  Our effective tax rate was 38.1% in 2005 compared to 39.3% in 2004 and 36.4% in 2003. The decrease in 2005 as compared to 2004 is largely attributable to lower reserves for state taxes on net income. The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal credits, certain non-deductible expenses and the valuation allowance discussed below.

We had a net deferred tax asset of approximately $6.4 million at December 30, 2005, resulting primarily from workers’ compensation reserves, allowance for doubtful accounts and reserves for contingent legal liabilities. We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forward amounts, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income. Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against our carry forward tax benefits in the amounts of $8.2 million at December 30, 2005, $7.1 million at December 31, 2004 and $5.3 million at January 2, 2004.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (“Act”). Under the Act, the Company may choose to repatriate earnings from any or all of its foreign investments and may apply the special one-time deduction to any repatriated amounts, provided certain criteria are met. The Company evaluated the effects of the repatriation provision for each of its foreign investments. The repatriation provision does not provide a significant tax benefit to the Company. The Company did not repatriate foreign earnings under the repatriation provision.

Risk Factors

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

We are required to pay workers’ compensation benefits for our temporary and permanent employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers’ compensation insurance coverages. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. While we have secured coverage with American International Group, Inc. (AIG), which is the insurance company for the majority of our workers’ compensation policies, for occurrences in the period from July 2005 through June 2006, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after June 2006. In the event we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

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

Prior to our current policies with AIG, we purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Kemper Insurance Company (Kemper) provided coverage for occurrences commencing in 2001 through June 30, 2003. Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us. In December 2004, we executed a Novation agreement pursuant to which we relinquished insurance coverage and assumed all further liability for all claims originating in the Kemper policy years. These claims are reserved for in the consolidated financial statements. Although we believe our judgements and estimates are adequate, we cannot assure you that claims originating in the Kemper policy years will not experience unexpected adverse developments.

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

A significant portion of our revenue is derived from our operations in a limited number of states. Total revenue generated from operations in California, Texas and Florida, accounted for approximately 35.0% of our overall revenue in 2005, 2004 and 2003. In addition, as a result of our acquisition of CLP Resources, we expect that the percentage of our overall revenue generated from operations in California will increase even further. The California economy was particularly hard-hit by the most recent economic recession. California is our largest market and economic weakness in this region or our other key markets could harm our business.

Any significant economic downturn or increase in interest rates could result in our clients using fewer temporary employees, which could harm our business or cause the price of our securities to decline.

Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their permanent employees, resulting in decreased demand for our personnel. In addition, as a result of our acquisition of CLP Resources, a significant portion of our revenue is generated from work in the construction industry. As interest rates rise, the amount of construction could decline, which will cause a reduction in the demand for the use of temporary employees in the construction industry. As a result, any significant economic downturn or increase in interest rates could harm our business, financial condition or results of operations, or cause the price of our securities to decline.

Establishment and expansion of our international operations will burden our resources and may fail to generate a substantial increase in revenue.

Our international branch operations expose us to certain risks.  If we are not able to effectively manage those risks, our financial results could be harmed.  As of December 30, 2005, we had 86 branches outside the United States in the United Kingdom and Canada.  Risks, not already discussed in connection with our domestic branch operations include: fluctuations in the value of foreign currencies and the additional expense and risks inherent in operations in geographically and culturally diverse locations.

We are continually subject to the risk of new regulation, which could harm our business.

In recent years, a number of bills have been introduced in Congress and various state legislatures any one of which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary employees receive the same pay and benefits as our customers’ permanent employees, a requirement that we spend a certain portion of our revenues on employee health care, a prohibition on fees charged in connection with our CDMs and a requirement that our customers provide workers’ compensation insurance for our temporary employees. We take a very active role and incur expense in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of this legislation will not be enacted, in which event demand for our service may suffer.

Organized labor has been particularly active in sponsoring legislation in the State of California, our largest market. Adverse legislation in California or our other large markets could significantly increase our costs of doing business or decrease the value of our services to our customers, either of which could harm our results of operations.

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

We rely heavily on the performance and productivity of our branch managers, who manage the operation of the branches, including recruitment and daily dispatch of temporary employees, marketing and providing quality customer service. We have historically experienced a high degree of turnover among our branch managers. As a result, we must continue to recruit a sufficient number of managers to staff new branches and to replace managers lost through attrition or termination. Our future growth and financial performance depends on our ability to hire, train and retain qualified managers from a limited pool of qualified candidates who frequently have no prior experience in the temporary employment industry.

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

Our acquisitions or acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations and financial condition.

As part of our business strategy, we have made acquisitions of other temporary staffing businesses and we may continue to pursue such acquisitions in the future. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. Following an acquisition, we cannot assure you that we will be able to integrate the operations of the acquired business without significant difficulties, including unanticipated costs, difficulty in retaining customers, failure to retain key employees and the diversion of management attention. In addition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

We have significant working capital requirements.

We require significant working capital in order to operate our business. We have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.  We invest significant cash into the opening and operations of new branches until they begin to generate revenue sufficient to cover their operating costs.  We also pay our temporary employees on a daily basis and bill our customers on a weekly basis.  As a result, we must maintain cash reserves to pay our temporary employees prior to receiving payment from our customers.  In addition, we are required to pledge certain short-term assets to secure letters of credit and to pledge other assets to collateralize certain of our workers’ compensation obligations. These collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes.  As a result of these factors, if our available cash balances and borrowing base under our existing credit facilities do not grow commensurate with the growth in our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

Our information and computer processing systems are critical to the operations of our business and any failure could cause significant problems.

Our information technology systems, located at our headquarters, are essential for data exchange and operational communications with branches throughout the country. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely hamper our business and could require that we commit significant additional capital and management resources to rectify the problem.

The loss of any of our key personnel could harm our business.

Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense and in the event we experience further turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives.

Even if we are successful, turnover in key management positions will temporarily harm our financial performance and results of operations until new management becomes familiar with our business. We do not maintain key person life insurance on any of our executive officers.

Our business would suffer if we could not attract enough temporary employees or skilled trade workers.

We compete with other temporary personnel companies to meet our customer needs and we must continually attract reliable temporary employees to fill positions. We have in the past experienced short-term worker shortages and we may continue to experience such shortages in the future. In addition, CLP Resources’ business relies on the ability to attract skilled trade workers. If we are unable to find temporary employees or skilled trade workers to fulfill the needs of our customers over a long period of time, we could lose customers and our business could suffer.

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

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. At the end of 2005, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase in interest rates immediately and uniformly by 10% from our 2005 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of the end of 2005, our marketable securities consist of revenue bonds and other municipal obligations, the vast majority of which have maturity dates of less than one year. Therefore, an increase in interest rates immediately and uniformly by 10% from our 2005 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements
Consolidated Balance Sheets – December 30, 2005 and December 31, 2004
Consolidated Statements of Income - Fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004
Consolidated Statements of Shareholders’ Equity - Fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004
Consolidated Statements of Comprehensive Income - Fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004
Consolidated Statements of Cash Flows - Fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Selected Quarterly Financial Data (unaudited)

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	December 30, 2005	December 31, 2004

CURRENT ASSETS:
Cash and cash equivalents	$82,155	$87,555
Marketable securities	93,510	53,209
Accounts receivable	127,354	17,082
Accounts receivable pledged under securitization agreement.	—	81,428
Allowance for doubtful accounts	(5,395)	(4,197)
Prepaid expenses, deposits and other	15,227	10,342
Income tax receivable	3,342	15,639
Deferred income taxes	2,470	—

Total current assets	318,663	261,058

PROPERTY AND EQUIPMENT:
Buildings and land	18,194	16,721
Computers and software	34,465	31,201
Cash dispensing machines	15,420	15,140
Furniture and equipment	4,895	2,877

	72,974	65,939
Less accumulated depreciation and amortization	46,359	40,765

Property and equipment, net	26,615	25,174

OTHER ASSETS:
Restricted cash and other assets	152,679	128,607
Deferred income taxes	3,931	6,890
Goodwill	37,370	6,358
Other assets	32,818	16,020

Total other assets	226,798	157,875

Total assets	$572,076	$444,107

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 30, 2005	December 31, 2004

CURRENT LIABILITIES:
Accounts payable	$25,759	$14,743
Accrued wages and benefits	26,741	18,182
Current portion of workers’ compensation claims reserve	46,211	41,683
Other current liabilities	1,303	1,554
Deferred income taxes	—	346

Total current liabilities	100,014	76,508

LONG-TERM LIABILITIES:
Long-term debt	—	70,000
Workers’ compensation claims reserve, less current portion	121,648	93,929
Other non-current liabilities	1,816	1,276

Total long-term liabilities	123,464	165,205

Total liabilities	223,478	241,713

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 53,838 and 42,338 shares issued and outstanding	149,415	63,914
Cumulative foreign currency translation adjustment	2,261	3,577
Cumulative unrealized loss on marketable securities	(24)	(22)
Retained earnings	196,946	134,925

Total shareholders’ equity	348,598	202,394

Total liabilities and shareholders’ equity	$572,076	$444,107

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004

In Thousands (Except Per Share Data)

	2005	2004	2003
Revenue from services	$1,236,070	$1,044,236	$891,191

Cost of services	844,448	727,059	624,878
Gross profit	391,622	317,177	266,313

Selling, general and administrative expenses	286,460	244,606	226,019
Depreciation and amortization	9,603	10,127	8,395
Income from operations	95,559	62,444	31,899

Interest expense.	(4,162)	(6,690)	(6,766)
Interest and other income	8,798	4,091	2,434
Interest and other income (expense), net	4,636	(2,599)	(4,332)
Income before tax expense	100,195	59,845	27,567

Income tax	38,174	23,532	10,036

Net income	$62,021	$36,313	$17,531

Net income per common share:
Basic	$1.28	$0.87	$0.43
Diluted	$1.18	$0.75	$0.41

Weighted average shares outstanding:
Basic	48,421	41,674	40,387
Diluted	53,793	52,289	50,916

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004

In Thousands

	2005	2004	2003

Common stock
Balance, beginning of year	$63,914	$53,441	$50,854
Conversion of subordinated notes	68,807	—	—-
Common stock issued on the exercise of options including tax benefits	13,670	9,079	6,684
Common stock issued through employee benefit plans	1,391	982	860
Common stock repurchased	—	—	(4,957)
Common stock bonus	116	146	—
Restricted stock grants	1,517	266	—
Balance, end of year	149,415	63,914	53,441

Cumulative foreign currency translation adjustment
Balance, beginning of year	3,577	2,058	127
Foreign currency translation adjustment, net of tax	(1,316)	1,519	1,931
Balance, end of year	2,261	3,577	2,058

Cumulative unrealized gain (loss) on marketable securities
Balance, beginning of year	(22)	28	49
Unrealized loss on marketable securities	(2)	(50)	(21)
Balance, end of year	(24)	(22)	28

Retained earnings
Balance, beginning of year	134,925	98,612	81,081
Net income	62,021	36,313	17,531
Balance, end of year	196,946	134,925	98,612
Total shareholders’ equity	$348,598	$202,394	$154,139

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004

In Thousands

	2005	2004	2003
Net income	$62,021	$36,313	$17,531
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(1,316)	1,519	1,931
Unrealized loss on marketable securities	(2)	(50)	(21)
Other comprehensive income (loss)	(1,318)	1,469	1,910
Comprehensive income	$60,703	$37,782	$19,441

See accompanying notes to consolidated financial statements.

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004

In Thousands

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,021	$36,313	$17,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,087	10,902	9,276
Provision for doubtful accounts	9,569	9,599	10,129
Deferred income taxes	(658)	14,168	(2,099)
Tax benefit on stock options	6,031	2,472	1,717
Other operating activities	1,787	316	240
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(24,173)	(24,292)	(22,762)
Income tax receivable	12,314	(14,699)	(1,762)
Other assets	(4,808)	259	429
Accounts payable	9,838	1,613	2,374
Accrued wages and benefits	5,406	3,916	3,182
Workers’ compensation claims reserve	18,253	23,454	14,905
Other current liabilities	(225)	(300)	637
Net cash provided by operating activities	105,442	63,721	33,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,260)	(5,247)	(4,417)
Purchases of marketable securities	(124,317)	(69,090)	(57,527)
Maturities of marketable securities	84,014	65,332	67,848
Purchase of CLP Holdings Corp., net of cash acquired	(45,963)	—	—
Purchase of Spartan Staffing, Inc.	—	(9,890)	—
Increase in restricted cash and other assets	(24,072)	(17,805)	(15,491)
Other	(301)	(153)	(167)
Net cash used in investing activities	(115,899)	(36,853)	(9,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock through options and employee benefit plans	8,649	7,370	5,542
Payments on debt	(2,327)	(2,750)	(2,435)
Checks issued against future deposits	—	(4,197)	4,197
Purchase and retirement of common stock	—	—-	(4,957)
Other.	—	—	(22)
Net cash provided by financing activities	6,322	423	2,325
Effect of exchange rates on cash	(1,265)	1,396	1,766
Net change in cash and cash equivalents	(5,400)	28,687	28,134
CASH AND CASH EQUIVALENTS, beginning of year	87,555	58,868	30,734
CASH AND CASH EQUIVALENTS, end of year	$82,155	$87,555	$58,868

See accompanying notes to consolidated financial statement

LABOR READY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Labor Ready, Inc. and its wholly-owned subsidiaries provide temporary employees for manual labor, light industrial, and skilled trades to customers that are primarily small- to mid-sized businesses in the construction, transportation, warehousing, hospitality, landscaping, light manufacturing, retail, wholesale, facilities and sanitation industries. We have approximately 887 branches located in all 50 of the United States, Canada, Puerto Rico and the United Kingdom. None of the customers for which we provide services individually comprise a significant portion of our revenue within a geographic region or for us as a whole.

Accounting principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of consolidation

The consolidated financial statements include the accounts of Labor Ready, Inc. and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal year end

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the Friday closest to December 31.  In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks. Fiscal years 2005 and 2004 were 52-week years, while fiscal year 2003 was a 53-week year.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Examples of areas where significant use of estimates occur are our allowance for doubtful accounts, goodwill and intangible assets, deferred taxes and tax contingency reserves, workers’ compensation claims reserves and contingent liabilities. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates.

Reclassifications

Certain amounts in the consolidated financial statements for 2004 and 2003 have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on the operating results of either year.

Revenue recognition

Revenue from services is recognized at the time the service is performed and is net of adjustments related to customer credits. A portion of our revenue is derived from cash dispensing machine (“CDM”) fees, which are immaterial for all periods presented. Sales coupons or other incentives are recognized in the period the related revenue is earned.

Cost of service

Cost of services includes the wages of temporary employees, related payroll taxes, workers’ compensation expenses and transportation.

Advertising costs

We expense production costs of print, radio and advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $9.4 million (or 0.8% of revenue) in 2005, $8.0 million (or 0.8% of revenue) in 2004 and $10.1 million (or 1.1% of revenue) in 2003.

Cash and Cash equivalents

We consider all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

Revision of the classification of certain securities

In connection with the preparation of this report, we concluded that it was appropriate to classify our variable rate demand notes as short-term marketable securities, as opposed to their previous classification as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term marketable securities in our consolidated balance sheets for all periods presented. We have also made corresponding adjustments to our consolidated statements of cash flows for all years presented to reflect the gross purchases and maturities of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents; net cash used in investing activities increased for the year ended December 30, 2005 by $33.8 million, increased by $17.0 million for the year ended December 31, 2004 and decreased by $14.3 million for the year ended January 2, 2004, for activity relating to these investments. The impact of revising the balance sheet was to reduce cash and cash equivalents and increase short-term marketable securities by $41.3 million, $24.2 million, $38.5 million as of December 31, 2004, January 2, 2004 and December 31, 2002, respectively, to reflect the variable rate demand notes that should have been recorded as short-term marketable securities. This classification revision does not affect previously reported cash flows provided by operating activities or financing activities in our previously reported consolidated statements of cash flows, nor does it affect our previously reported consolidated statements of income for any period.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount together with interest for certain past due accounts. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable credit losses. The allowance for doubtful accounts is reviewed quarterly and most past due balances over 90 days are written-off when it is probable the receivable will not be collected and turned over to a collection agency. We do not typically accept notes receivable from our customers and do not have any off-balance sheet credit exposure related to our customers.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are 40 years for buildings, three to five years for computers, seven years for cash dispensing machines and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the related non-cancelable lease term, which is typically 90 days, or their estimated useful life.

Capitalized software costs

We expense costs incurred in the preliminary project stage of developing or acquiring internal use software as well as costs incurred in the post-implementation stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of December 30, 2005 and December 31, 2004, capitalized software costs, net of accumulated amortization, were $2.2 million and $2.5 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which ranges from 3 to 5 years.

Long-lived assets

Long-lived assets are amortized over their respective estimated useful lives, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its estimated fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill and other intangible assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill and other intangible assets with indefinite useful lives for impairment annually in the fourth quarter or more frequently if events indicate that impairment may exist. SFAS No. 142 requires the Company to compare the fair values of indefinite-lived intangible assets to their carrying amounts. An impairment loss is recognized if their carrying amounts exceed their estimated fair values. Goodwill is tested for impairment at the reporting unit level and involves a comparison of the fair value and carrying amount of each reporting unit. Fair value for purposes of our impairment test is determined based on discounted cash flows, market multiples or appraised values as appropriate. To date we have not recorded any impairment loss related to our goodwill and other intangible assets.

Other assets

Other assets consist primarily of intangible assets other than goodwill, receivables from insurance companies and capitalized issuance costs associated with our financing instruments. Issuance costs are amortized using the straight-line method, which approximates the effective interest method, over periods matching the financing.

Workers’ compensation reserves

We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported. This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using a discount rate based on average returns of “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. We evaluate the reserve regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

Income Taxes and Related Valuation Allowance

We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required under SFAS No. 109, Accounting for Income Taxes, these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. Based on that analysis, we have determined that a valuation allowance is appropriate for certain foreign net operating losses that we expect will not be utilized within the permitted carry forward periods as of December 30, 2005 and December 31, 2004.

Foreign currency translation adjustments

Cumulative foreign currency translation adjustments relate to our consolidated foreign subsidiaries, Labour Ready Temporary Services, Ltd. (Canada) and Labour Ready Temporary Services UK Limited. Assets and liabilities recorded in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Unrealized translation adjustments resulting from our investments in our foreign entities that will not be repaid in the foreseeable future are charged or credited to the cumulative foreign currency translation account as a separate component of shareholders’ equity. Unrealized translation adjustments on U.S. denominated loans to our foreign entities that will be repaid in the foreseeable future are reported in our consolidated statements of income.

Stock-based compensation

We follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for stock options and employee stock purchase plans. Since the exercise price of our employee stock options is not less than the market price of the underlying stock at the date of grant, under APB Opinion No. 25, no compensation cost is recognized related to stock options. However, as discussed in Note 16, we do recognize compensation expense related to our restricted stock grants. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002, requires us to provide pro forma information regarding net income and net income per share as if compensation cost for our stock options and employee stock purchase plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123, as amended by SFAS No. 148. Under the provisions of SFAS No. 123, as amended by SFAS No. 148, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amount):

		2005	2004	2003
Net Income
As Reported		$62,021	$36,313	$17,531
Add: Stock based compensation as reported, net of tax		939	161	—
		62,960	36,474	17,531
Deduct:	Total stock-based compensation expense determined under fair value method of all awards, net of tax	(2,534)	(1,353)	(883)
Pro Forma		$60,426	$35,121	$16,648

	2005	2004	2003
Diluted Net Income Per Share
As Reported	$1.18	$0.75	$0.41
Pro Forma	$1.15	$0.73	$0.39

Basic Net Income Per Share
As Reported	$1.28	$0.87	$0.43
Pro Forma	$1.25	$0.84	$0.41

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment, which amended SFAS No. 123 and SFAS No. 95, Statement of Cash Flows. The new accounting standard requires the expensing of new stock options, as well as outstanding unvested stock options, issued by us using a fair-value-based method and is effective for fiscal years beginning after June 15, 2005 and will become effective for us beginning in the first quarter of fiscal year 2006. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which provides guidance regarding the application of SFAS No. 123 (Revised). See Stock-based compensation section above for pro forma disclosures regarding the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123.

SFAS No. 123 (Revised) provides for different transition methods for past award grants. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date. This means that we will recognize the associated compensation expense over the remaining requisite service period based on the fair values previously determined and disclosed as part of our pro-forma disclosure. Although the pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123 (Revised), the provisions of these two statements differ in several respects. The actual effects of adopting SFAS No. 123 (Revised) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method selected in adopting SFAS No. 123 (Revised).

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

NOTE 2: BUSINESS COMBINATIONS

Spartan Staffing, Inc.

The purchase of substantially all of the assets of Spartan Staffing, Inc. on April 5, 2004 is fully disclosed in the related notes included in our annual report on Form 10-K for the year ended December 31, 2004. The total cost of the Spartan Staffing assets purchased was $10.2 million, which included $6.4 million of goodwill.

CLP Holdings Corp.

On May 27, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), we completed our acquisition of 100% of the common stock of CLP Holdings Corp. (“CLP Resources” or “CLP”), a privately held Nevada corporation for $46.4 million, including acquisition costs of $0.8 million. Seven million dollars of the purchase price is being held in an indemnity escrow until May 27, 2007. The escrow may be used prior to that date to pay certain claims. There are no other contingent payments.

CLP branches provide similar services, serve a similar customer base, and have expected operating margins comparable to Labor Ready branches. The acquisition of CLP Resources strengthens our competitive position in the temporary labor industry by providing cross-selling opportunities and the ability to leverage existing Labor Ready branches to facilitate a swift ramp up of additional locations.

Assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values as of May 27, 2005. The allocation of the purchase price is summarized as follows (in thousands):

Cash and cash equivalents	$414
Accounts receivable, net	13,042
Other current assets	1,603
Income taxes receivable	17
Receivable from insurance company, net	1,883
Deferred tax asset, current	3,533
Property and equipment	1,431
Amortizable intangible assets	11,000
Unamortizable intangible assets	6,000
Goodwill	31,042
Accounts payable and accrued expenses	(5,040)
Workers’ compensation claims reserve, net of discount	(13,994)
Deferred tax liabilities, non-current	(4,334)
Other non-current liabilities	(220)

$46,377

Identifiable intangible assets purchased in the CLP Resources acquisition, consist of the following (in thousands):

	Fair Value	Useful Life
Amortizable intangible assets:
Customer relationships	10,300	6.5 years
Non-compete agreements	700	1.0 to 2.0 years
Total amortizable intangible assets	$11,000

Unamortizable intangible assets:
Trade name/trademarks	6,000
Total unamortizable intangible assets	$6,000

The results of operations of CLP Resources are included in the accompanying consolidated financial statements since the date of acquisition. The unaudited financial information in the table below summarizes the combined historical results of operations of Labor Ready, Inc., and CLP Resources, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The pro forma amounts are as follows (in thousands, except per share amounts):

	2005	2004
Revenue from services	$1,280,272	$1,158,460
Net income	$61,678	$40,116
Net income per common share:
Basic	$1.27	$0.96
Diluted	$1.17	$0.83

NOTE 3: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date. Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities of one year or less. The aggregate carrying value of our Marketable Securities was $93.5 million at the end of 2005 and $53.2 million at the end of 2004. At the end of 2005 and 2004, those securities were classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at the end of 2005 or 2004. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities. For the fiscal years 2005 and 2004, there were no sales of available-for-sale securities, only maturities. These marketable securities are available to fund current operations, if necessary.

NOTE 4: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominantly for the purpose of securing our workers’ compensation obligations. These assets may be released as workers’ compensation claims are paid or when letters of credit are released or can be supported by eligible accounts receivable.

The following is a summary of restricted cash and other assets as of the last day of the fiscal years presented (in millions):

	2005	2004
Workers’ Assurance Program- committed collateral*	$138.8	$117.2
Cash collateralizing surety bonds	9.7	9.5
Workers’ Assurance Program- uncommitted cash*	4.2	1.9
Total Restricted Cash and Other Assets	$152.7	$128.6

* We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit and surety bonds, cash held in trusts that we control as well as cash deposits held by our insurance carriers. Committed cash represents instruments that have been provided or pledged to an insurance company to cover the cost of claims in the event we are unable to make payment. Uncommitted cash represents cash available for funding future commitments.

Our restricted cash and other assets increased $24.1 million from 2004 to 2005. The increase is primarily attributable to the growth in our workers’ compensation reserve for the current policy year as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program.

Subsequent to December 30, 2005, we restricted an additional $6.7 million in cash and then deposited $10.1 million with our insurance carrier. We anticipate restricting and depositing an additional $3.4 million in cash prior to our insurance renewal in July 2006.

NOTE 5: RECEIVABLES FROM INSURANCE COMPANIES

For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies from independent, third-party carriers, cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”). We record a receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount this receivable to its estimated net present value using the risk-free rate associated with the weighted average life of our excess claims. The weighted average claim life is obtained from our actuary. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Included in other assets in the accompanying consolidated balance sheets at the end of 2005 and 2004 are discounted receivables from insurance companies, net of related valuation allowance, of $14.5 million and $11.0 million.

Two of the workers’ compensation insurance companies with which we formerly did business are currently in liquidation or financial distress and have failed to pay a number of excess claims. We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. Although we believe it is probable that we will receive payments on the majority of our excess claims, we have concluded that recovery is unlikely on a portion of these claims. As a result, we have recorded a valuation allowance against the insurance receivables from these two insurance companies at the end of 2005 and 2004 in the amount of $2.8 million and $1.2 million.

We also record a receivable for other matters where we expect reimbursement from an insurance company. Included in prepaid expenses, deposits and other in the accompanying Consolidated Balance Sheets at December 30, 2005 is an undiscounted receivable from our insurance company of $2.0 million in connection with certain employment related litigation. The receivable is not discounted due to the short-term nature of the expected reimbursement.

NOTE 6: INTANGIBLE ASSETS

The following table presents the Company’s purchased intangible assets other than goodwill, which are included in other assets in the Consolidated Balance Sheets (in thousands):

	December 30, 2005	December 31, 2004
Amortizable intangible assets:
Trade name/trademarks	$400	$400
Customer relationships	11,600	1,300
Non-compete agreements	1,600	900
	13,600	2,600
Less accumulated amortization	3,194	847
Total amortized intangible assets, net	$10,406	$1,753

Unamortizable intangible assets:
Trade name/trademarks	$6,500	$500
Total unamortizable intangible assets	$6,500	$500

We obtained our intangible assets as a result of the CLP Resources and Spartan Staffing acquisitions. Intangible assets are amortized using the straight line method over their estimated useful lives, which range from 2.5 to 6.5 years for customer relationships, 1 to 2 years for non-compete agreements and 2.5 years for amortizable trade name/trademarks. A majority of our trade name/trademarks do not have a definite life and, accordingly, are not amortized. Amortization expense of our amortizable intangible assets was $2.3 million and $0.8 million for 2005 and 2004.

The following table provides estimated amortization expense of intangible assets other than Goodwill for the next five years and thereafter (in thousands):

2006	$2,532
2007	1,668
2008	1,585
2009	1,585
2010	1,585
Thereafter	1,451
$10,406

Goodwill totaled $37.4 million at December 30, 2005 and $6.4 million at December 31, 2004. Goodwill recorded as a result of the CLP Resources acquisition in 2005 totaled $31.0 million. Goodwill recorded as a result of the Spartan Staffing acquisition during 2004 totaled $6.4 million. Goodwill that is tax deductible in future periods was $13.9 million at December 30, 2005.

NOTE 7: LONG-TERM DEBT

Convertible Subordinated Notes

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

On April 20, 2005, we announced that we would be calling the Notes for redemption on June 20, 2005 for cash at 100% of the principal amount plus accrued interest. Holders of all of the outstanding Notes converted their Notes into shares of our common stock prior to the June 20, 2005 redemption date and none of the outstanding principal amount of the Notes was redeemed for cash.  As a result of these conversions, approximately 9.6 million additional shares of common stock were issued to the holders of the Notes and we reduced our long-term debt by $70.0 million.  The Notes had been accounted for on an “as if converted” basis since their issuance in 2002. Consequently, issuance of the shares was not further dilutive to our diluted net income per share (See Note 12).

NOTE 8: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance to our temporary and permanent employees. Our workers’ compensation insurance policies must be renewed annually. We renewed our coverage with American International Group, Inc. (“AIG”), which is the insurance company for the majority of our workers’ compensation policies, for occurences in the period from July 2005 through June 2006. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits (“excess claims”). For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis. This results in our being substantially self-insured. Furthermore, we now have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a Novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using a discount rate based on average returns of “risk-free” Treasury instruments, which is evaluated on a quarterly basis. At December 30, 2005, our reserves are discounted at rates ranging from 4.15% to 5.46%. Included in the accompanying consolidated balance sheets as of December 30, 2005 and December 31, 2004 are discounted workers’ compensation claims reserves in the amounts of $167.9 million and $135.6 million.

For workers’ compensation claims originating in Washington, Ohio, West Virginia, North Dakota, Wyoming, Canada and Puerto Rico (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs. Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions.

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums and any changes in the valuation allowance related to receivables from insurance companies as described in Note 5. Workers’ compensation expense totaling $75.2 million, $75.7 million and $65.9 million was recorded for 2005, 2004 and 2003, respectively.

NOTE 9: PREFERRED STOCK

We have authorized 20,000,000 shares of blank check preferred stock. The blank check preferred stock is issuable in one or more series, each with such designations, preferences, rights, qualifications, limitations and restrictions as our Board of Directors may determine and set forth in supplemental resolutions at the time of issuance, without further shareholder action.

The initial series of blank check preferred stock authorized by the Board of Directors was designated as Series A Preferred Stock. We had no outstanding shares of preferred stock in any of the years presented.

NOTE 10: COMMON STOCK

During 2005 and 2004 we did not repurchase any of our shares of common stock. However, during 2003 we repurchased 0.8 million shares of our common stock on the open market for cash consideration of $5.0 million. The repurchased shares were retired and are available for reissuance.

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

NOTE 11: INCOME TAXES

Temporary differences, which give rise to deferred tax assets and (liabilities) consist of the following (in thousands):

	December 30, 2005	December 31, 2004

Current deferred tax assets / (liabilities):
Allowance for doubtful accounts	$2,061	$1,594
Workers’ compensation	(4,577)	(4,603)
Prepaid expenses	(1,124)	(1,028)
Contingent liabilities	5,079	2,251
Net operating loss carry forward	150	884
Other, net	881	556

Net deferred tax assets / (liabilities) – current	$2,470	$(346)

Non-current deferred tax assets / (liabilities):
Depreciation and amortization expenses	$(5,803)	$(2,347)
Workers’ compensation	9,054	9,382
Net operating loss carry forward	8,670	7,152
Other, net	172	(162)
	12,093	14,025
Valuation allowance	(8,162)	(7,135)
Net deferred tax assets – non-current	$3,931	$6,890

During 2005, our net deferred tax assets decreased by $0.1 million. We recorded net deferred tax liabilities of $0.8 million in connection with our acquisition of CLP Resources on May 27, 2005.

At December 30, 2005, Labor Ready, Inc. has net domestic operating loss carry forwards of approximately $0.7 million expiring in 2007, which are subject to the limitations imposed by Section 382 of the Internal Revenue Code. We will not recognize this amount prior to expiration. At December 30, 2005, Labour Ready Temporary Services UK Limited has net operating loss carry forwards of approximately $26.0 million with an indefinite carry forward period.

We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forward amounts, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income. Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we have established a valuation allowance against our carry forward tax benefits in the amount of $8.2 million at December 30, 2005 and $7.1 million at December 31, 2004.

Income Tax consists of (in thousands):

	2005	2004	2003
Current:
Federal	$31,776	$6,846	$9,405
State	7,048	2,324	2,730
Foreign	8	23	—

Total Current	$38,832	$9,193	$12,135

Deferred:
Federal	(682)	12,473	(2,238)
State	(154)	2,260	(367)
Foreign	178	(394)	506

Total deferred	(658)	14,339	(2,099)

Total taxes on income	$38,174	$23,532	$10,036

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated income statement are as follows (in thousands):

	2005 Amount	%	2004 Amount	%	2003 Amount	%
Income tax expense based on statutory rate	$35,068	35	$20,946	35	$9,648	35
Increase (decrease) resulting from:
State income taxes, net of federal benefit	4,429	4	3,165	5	1,520	5
Tax credits, net	(2,397)	(2)	(1,779)	(3)	(1,465)	(5)
Permanent differences, net	30	—	785	1	353	1
Other, net	1,044	1	415	1	(20)	0

Total taxes on income	$38,174	38	$23,532	39	$10,036	36

We do not provide for foreign withholding taxes or domestic income taxes on our foreign operations due to their cumulative losses.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (“Act”). Under the Act, the Company may choose to repatriate earnings from any or all of its foreign investments and may apply the special one-time deduction to any repatriated amounts, provided certain criteria are met. The Company evaluated the effects of the repatriation provision for each of its foreign investments. The repatriation provision does not provide a significant tax benefit to the Company. The Company did not repatriate foreign earnings under the repatriation provision.

NOTE 12: NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated by dividing adjusted net income by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares include the dilutive effects of outstanding options and non-vested restricted stock and the conversion features of the Notes, except where their inclusion would be anti-dilutive. The anti-dilutive shares not considered as part of our calculation are as follows:

	(Amounts in Thousands)
	2005	2004	2003
Stock options	—	106	1,271

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the year presented. Prior to the conversion of the Subordinated Notes in June 2005 (See Note 7),

we had anti-dilutive shares associated with the Notes when net income per share would have been higher had the Notes been converted to equity (the “if-converted” calculation). The number of additional shares associated with the Notes was equal to the aggregate principal amount of the Notes, $70.0 million, divided by the stated conversion price of $7.26, or 9.6 million shares.

Adjusted net income and diluted common shares were calculated as follows:

	2005	2004	2003
Net income	$62,021	$36,313	$17,531
Adjustments:
Interest on Notes	1,859	4,424	4,460
Amortization of costs for Notes issuance	274	596	611
Tax effect	(813)	(1,974)	(1,846)
Total adjustments	1,320	3,046	3,225
Adjusted net income	$63,341	$39,359	$20,756

	Common Shares and Potential Common Shares
Weighted average number of common shares used in basic net income per share	48,421	41,674	40,387
Effect of dilutive securities:
Stock options and non-vested restricted stock	953	973	887
Convertible Notes	4,419	9,642	9,642
Weighted average number of common shares and potential common shares used in diluted net income per share	53,793	52,289	50,916

NOTE 13: COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

In December 2005, we entered into an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility replaced our existing $80.0 million Accounts Receivable Securitization Facility with General Electric Capital Corporation (“GECC”), which was set to expire in February 2006. The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides the Company with access to loan advances and letters of credit. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA. Fees for letters of credit are based on the margin in effect plus a fee of .05%. As of December 30, 2005, our margin was .50% and our unused capacity fee was .15%. At December 30, 2005, we had $72.0 million of letters of credit issued against the Revolving Credit Facility leaving us with $8.0 million available for future borrowings.  The Revolving Credit Facility and requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

Of the $72.0 million of letters of credit outstanding at December 30, 2005, $51.6 million represents actual commitments to our insurance carrier. The remaining $20.4 million is comprised of duplicate letters of credit and additional collateral required by GECC until the GECC outstanding letters of credit are replaced with letters of credit from the Revolving Credit Facility. We anticipate the duplicative letters of credit will be eliminated during the first quarter of 2006. Under the terms of the Revolving Credit Facility, if any draft is paid under any letter of credit, the Company shall reimburse the issuing lender in connection with such payment on the business day that the Company receives notice of such draft being paid.

In January 2002, we entered into a credit facility with Wells Fargo Bank. This credit facility expired effective January 31, 2006. There were no borrowings against this credit facility during 2005.

Workers’ Compensation Commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit bear fluctuating annual fees, which were approximately .55% of the principal amount of the letters of credit outstanding as of December 30, 2005. The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2.0% of the bond amount.

At December 30, 2005 and December 31, 2004 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	December 30, 2005	December 31, 2004
Workers’ Assurance Program - committed collateral	$138.8	$116.7
Letters of credit	51.6	40.1
Surety bonds *	17.2	15.3
Total Collateral Commitments	$207.6	$172.1

* We had $9.7 million and $9.5 million of restricted cash collateralizing our surety bonds at December 30, 2005 and December 31, 2004, respectively. (See Note 4.)

Our workers’ compensation commitments increased $35.5 million since December 31, 2004. The increase is partially attributable to $11.2 million of additional letters of credit as a result of our acquisition of CLP Resources and the remaining portion of the increase is related to the growth in our workers’ compensation reserve as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program.

Capital Leases

The following is a summary of property held under non-cancelable capital leases:

	(Amounts in Thousands)
	December 30, 2005	December 31, 2004

Cash dispensing machines	$1,158	$8,119
Computers and software	1,804	1,616
Furniture and equipment	228	292
	3,190	10,027
Less accumulated depreciation and amortization	1,479	6,404

	$1,711	$3,623

During 2005, there were 496 capital leases relating to CDM’s for which the lease term expired.

Future minimum lease payments under these non-cancelable capital leases as of December 30, 2005 are as follows for each of the next five years and thereafter (in thousands):

2006	$798
2007	439
2008	201
2009	4
2010	—
Thereafter	—

Total minimum lease payments	1,442
Less amounts representing interest and taxes	88

Present value of net minimum lease payments	1,354
Less current maturities	727

Long-term portion	$627

Our capital lease obligations are reported in other liabilities in the consolidated balance sheets. The weighted average interest rate on capitalized leases is approximately 3.8% and the lease terms range from 24 to 72 months.

Operating Leases

We have contractual commitments in the form of operating leases related to branch leases, vehicles and equipment. While most of our branch leases have longer contractual terms and a small minority have stepped rents to approximate inflation, we have the right to cancel the majority of our leases with 90 days notice. Accordingly, we have not included the leases with 90 day cancellation provisions in our disclosure of future minimum lease payments.

Future non-cancelable minimum lease payments under our operating lease commitments as of December 30, 2005 are as follows for each of the next five years and thereafter (in thousands):

2006	$4,385
2007	2,285
2008	1,345
2009	798
2010	400
Thereafter	280
Total	$9,493

The majority of operating leases pertaining to branches provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at that time. Total branch rent expense for 2005, 2004, and 2003 was $22.5 million, $20.2 million, and $18.6 million, respectively.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the anticipated reimbursement. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for our contingent legal and regulatory liabilities in the amount of $10.9 million at December 30, 2005 and $5.2 million at December 31, 2004. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

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

On February 6, 2003, Scott Romer and Shawna Clark, both former Labor Ready employees, filed an action against us in California State Court, Los Angeles County. The plaintiffs allege that they were wrongfully exempted from overtime pay during their employment. They seek unquantified compensatory damages and certification of a class of similarly situated employees. On January 6, 2004, Patricia Huntley and Brandon McCall filed a complaint in intervention and have been included as plaintiffs in this lawsuit. This matter has been consolidated with the Recio matter, below.

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

On May 10, 2004, Lester Mason filed an action in the United States District Court for the Southern District of Florida, alleging that we violated state law in connection with fees charged for our cash dispensing machines and transportation of our temporary employees. The plaintiff sought damages of $1,000 per transaction and certification of a class of similarly situated Florida employees.  The court dismissed the action without prejudice in July 2004.  On August 5, 2004, Alexander Wright and Walter McLamore filed a similar action, seeking similar damages, in the Florida Circuit Court for Broward County. The plaintiffs voluntarily dismissed their case on December 8, 2004.  On March 31, 2005, Dave Lewis and Michael Lombardo filed a similar action, seeking similar damages in the United States District Court Southern District of Florida.  On November 29, 2005, the parties entered into a settlement agreement which resolved all outstanding claims.  On February 8, 2006, the Court preliminarily approved the terms of the settlement.  A final Fairness Settlement Hearing will occur on June 2, 2006.  All amounts related to the settlement are accounted for in our established reserves for our contingent legal and regulatory liabilities.

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

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004	2003
	(Amounts in Thousands)
Cash paid during the year for:
Interest	$3,269	$5,439	$5,490
Income taxes	20,484	21,382	12,117

Non-cash investing and financing activities:
Redemption of Convertible Subordinated Notes, net of fees	$68,807	—	—
Assets acquired with capital lease obligations	2,039	348	1,245
Asset retirement obligation	494	—	—
Unrealized loss on marketable securities	(2)	(50)	(21)
Contribution of common stock to 401(k) plan	381	219	285
Common stock bonus of 7,000 and 12,000 shares	116	146	—
Capital leases assumed with the purchase of Spartan Staffing	—	287	—

NOTE 15: EMPLOYEE STOCK PURCHASE PLAN

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.3 million shares have been issued and 0.6 million shares remain available for future issuance. The ESPP expires on June 30, 2006. During 2005, 2004 and 2003 participants purchased 61,000, 69,000, and 97,000 shares in the ESPP for cash proceeds of $1.0 million, $0.8 million, and $0.6 million, respectively.

NOTE 16: STOCK OPTION AND INCENTIVE PLANS

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

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005, 2004, and 2003, respectively: risk-free interest rates of 3.5%, 3.0% and 4.0% based on an expected life of options of 2.9, 4.2 and 3.5 years, a volatility expectation of 50%, 79% and 89% and a 0% dividend yield.

The following table summarizes stock option activity for the three fiscal years (in thousands, except exercise price):

	2005		2004		2003
	Shares	(1) Price	Shares	(1) Price	Shares	(1) Price
Outstanding at beginning of year	3,145	$7.35	4,529	$7.16	5,397	$6.52
Granted	320	$18.40	489	$12.83	879	$9.92
Exercised	(1,355)	$5.53	(1,152)	$5.89	(1,037)	$4.79
Canceled	(251)	$9.28	(721)	$12.22	(710)	$9.11

Outstanding at the end of the year	1,859	$10.32	3,145	$7.35	4,529	$7.16

Exercisable at the end of the year	942	$9.49	1,219	$5.76	1,669	$8.16

Weighted average fair value of options granted during the year		$6.51		$7.72		$4.12

(1) Weighted average exercise price.

As of December 30, 2005, 5,191,000 shares of common stock were available for future grant under our stock option plans. Subsequent to December 30, 2005, we granted 225,000 stock options and 190,000 units of restricted stock.

Information relating to stock options outstanding and exercisable at the end of 2005 is as follows (in thousands,

except per share amounts):

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Shares	Weighted Remaining Life	Weighted Average Price	Shares	Weighted Average Price
$3.25	-	$3.80	147	0.34	$3.49	147	$3.49
$3.81	-	$6.00	340	1.33	$5.54	186	$5.50
$6.01	-	$14.00	1,047	2.89	$10.38	453	$9.85
$14.01	-	$22.47	325	5.21	$18.17	156	$18.88
$3.25	-	$22.47	1,859	2.81	$10.32	942	$9.49

During the fiscal year ended December 30, 2005, we granted 391,000 shares of restricted stock, with a weighted average grant-date market value of $18.72. During the fiscal year ended December 31, 2004, we granted 95,000 shares of restricted stock, with a weighted average grant date market value of $12.16.  Compensation cost of restricted stock is calculated based on the grant-date market value and recognized in the income statement over the vesting period on a straight-line basis. The effect of actual forfeitures is recognized as an adjustment to compensation cost as they occur. Total compensation cost recorded during the fiscal years ended December 30, 2005 and December 31, 2004 was $1.5 million and $0.3 million. No restricted shares were granted prior to 2004.

For the year ended December 30, 2005, a total of 58,000 restricted shares were awarded to five executives and vest in three equal installments over three years, with a four year retention period thereafter, during which the executives must retain a certain percentage of shares. For the year ended December 31, 2004, a total of 91,000 restricted shares were awarded to seven executives and cliff vest in three years, with a two year retention period thereafter, during which the executives must retain a certain percentage of shares. Compensation expense related to all these shares is recorded over the vesting period and the shares are forfeited if employment terminates prior to vesting.

Subsequent to the acquisition of CLP Resources and during the second quarter of 2005, we granted stock options and restricted stock to certain CLP Resources employees. One key CLP Resources employee received stock options and shares of restricted stock that each vest in three equal installments over three years, with a four year retention period thereafter. Certain other CLP Resources employees received shares of restricted stock that vest in four equal installments over four years. All grants to CLP Resources employees were awarded from the 2005 Plan.

In December 2005, our Board of Directors, based on the recommendation of the Compensation Committee, accelerated the vesting of certain options held by the CEO in recognition of his outstanding long term performance. Pursuant to the provisions of APB Opinion No. 25 and related interpretations, the acceleration did not result in additional compensation expense in the income statement. For purposes of SFAS No. 123 pro forma disclosures, all unrecognized compensation expense on those options as of the acceleration date has been fully reflected in Note 1 of these financial statements.

NOTE 17: SECTION 401K PLAN

We have a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code (“IRC”). All permanent employees who are 21 years of age or older and who have completed six months of service are eligible to participate. Eligible employees may contribute up to 15% of compensation subject to certain limitations under the IRC. The Company provides discretionary matching contributions and employees must be employed as of the end of the year to receive any matching contribution. During 2005, 2004 and 2003 the Company contributed 12,000, 17,000, and 35,000 shares of common stock to the 401(k) plan. Matching contributions were $0.4 million, $0.4 million and $0.2 million for 2005, 2004, and 2003.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Labor Ready, Inc

We have completed integrated audits of Labor Ready, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 30, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Labor Ready, Inc. and its subsidiaries (the “Company”) at December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, Controls and Procedures that the Company maintained effective internal control over financial reporting as of December 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the CLP Holding Corp., (“CLP Resources”) business from its assessment of internal control over financial reporting as of December 30, 2005 because such business was acquired by the Company during 2005. We have also excluded the CLP Resources from our audit on internal control over financial reporting. CLP Resources is a wholly owned subsidiary whose total assets and total revenues represent 13% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2005.

PricewaterhouseCoopers LLP

Seattle, Washington

March 6, 2006

Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data)

	First	Second	Third	Fourth
2005
Revenue from services	$243,216	$295,208	$360,445	$337,201

Cost of services	167,078	202,535	247,572	227,263
Gross profit	76,138	92,673	112,873	109,938

Selling, general and administrative expenses	59,414	66,253	76,491	84,302
Depreciation and amortization	2,206	2,189	2,469	2,739
Income from operations	14,518	24,231	33,913	22,897

Interest expense	(1,375)	(1,503)	(772)	(512)
Interest and other income	1,850	2,214	2,193	2,541
Interest and other income (expense), net	475	711	1,421	2,029
Income before tax expense	14,993	24,942	35,334	24,926

Income tax	5,637	9,498	13,542	9,497

Net income	$9,356	$15,444	$21,792	$15,429

Net income per common share
Basic	$0.22	$0.35	$0.41	$0.29
Diluted	$0.19	$0.30	$0.40	$0.28

2004
Revenue from services	$208,912	$267,056	$296,134	$272,134

Cost of services	148,185	187,297	204,766	186,811
Gross profit	60,727	79,759	91,368	85,323

Selling, general and administrative expenses	56,446	60,310	62,635	65,215
Depreciation and amortization	2,059	2,280	2,200	3,588
Income from operations	2,222	17,169	26,533	16,520

Interest expense	(1,691)	(1,620)	(1,615)	(1,764)
Interest and other income	686	1,360	843	1,202
Interest and other income (expense), net	(1,005)	(260)	(772)	(562)
Income before tax expense	1,217	16,909	25,761	15,958

Income tax	487	6,781	10,189	6,075

Net income	$730	$10,128	$15,572	$9,883

Net income per common share
Basic	$0.02	$0.24	$0.37	$0.23
Diluted	$0.02	$0.21	$0.31	$0.20

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 30, 2005, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

We excluded CLP Holding Corp. (“CLP Resources”) from our assessment of internal control over financial reporting as of December 30, 2005 because such business was acquired by us during 2005. CLP Resources is a wholly owned subsidiary whose total assets and total revenues represent 13% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2005.

Changes in Internal Control Over Financial Reporting. During the fourth quarter ended December 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On December 15, 2005, our Board of Directors approved the grant to our CEO of options to purchase 55,970 shares of our common stock pursuant to the terms of the 2005 Plan. The options were fully vested as of the date of grant, have a seven year term and have an exercise price equal to $22.47 per share and will not be subject to any retention requirement. The general form of Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise of Stock Option for options granted under the 2005 Plan, were filed as exhibits to our Form 8-K filed with the SEC on January 9, 2006.

In addition, based on the recommendation of the Compensation Committee, our Board of Directors in December 2005 accelerated the vesting of certain options, and approved the vesting of restricted stock upon the occurrence of a future event, held by the CEO in recognition of his outstanding long term performance. No retention period will apply to either the options or restricted stock.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding directors and executive officers of registrant is presented under the headings “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Officers,” in our definitive proxy statement for use in connection with the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 30, 2005, and is incorporated herein by this reference thereto.

New York Stock Exchange Certification.  The certification of the Chief Executive Officer required by the New York Stock Exchange Listing Standards, Section 303A.12(a), relating to Labor Ready’s compliance with the New York Stock Exchange Corporate Governance Listing Standards, was submitted to the New York Stock Exchange on June 15, 2005.

In addition, the Company’s CEO and CFO certifications required under Section 302 of the Sarbanes Oxley Act of 2002 are filed as exhibits to the Company’s Annual Report on Form 10-K.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Year 2005 and 2004” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)              Exhibits and Financial Statement Schedules

1.               Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2.               Schedules can be found on Page 58 of this Form 10-K.

3.               The Exhibit Index is found on Pages 59 and 60 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.	3/6/06
Signature	Date
By:	Joseph P. Sambataro, Jr., Director and Chief
Executive Officer

/s/ Derrek L. Gafford	3/6/06
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph P. Sambataro, Jr.	3/6/06	/s/ Robert J. Sullivan	3/6/06
Signature	Date	Signature	Date
Joseph P. Sambataro, Jr., Director and Chief Executive Officer		Robert J. Sullivan, Chairman of the Board

/s/ Keith Grinstein	3/6/06	/s/ Thomas E. McChesney	3/6/06
Signature	Date	Signature	Date
Keith Grinstein, Director		Thomas E. McChesney, Director

/s/ Gates McKibbin	3/6/06	/s/ Craig Tall	3/6/06
Signature	Date	Signature	Date
Gates McKibbin, Director		Craig Tall, Director

/s/ William W. Steele	3/6/06
Signature	Date
William W. Steele, Director

FINANCIAL STATEMENT SCHEDULES

Schedule II, Valuation and Qualifying Accounts (in thousands)

Allowance for doubtful accounts activity was as follows:

	2005	2004	2003

Balance, beginning of the year	$4,197	$4,016	$6,491

Charged to expense, net of recoveries	9,569	9,599	10,129
Write-offs	(8,371)	(9,418)	(12,604)

Balance, end of year	$5,395	$4,197	$4,016

Workers’ Compensation Claims Reserve activity was as follows:

	2005	2004	2003

Beginning balance	$135,612	$112,158	$97,253

Self-insurance reserve expenses
Expenses related to current year (net of discount)	69,413	60,978	53,688
Income related to prior year	(13,189)	(7,691)	(3,178)
Total	56,224	53,287	50,510

Amortization of prior years discount	783	5,313	4,065

Payments
Payments related to current year claims	(11,500)	(10,236)	(9,317)
Payments related to claims from prior years	(29,492)	(25,429)	(30,748)
Total	(40,992)	(35,665)	(40,065)

Net change in excess claims reserve	3,128	519	395
CLP Resources liability assumed, net of discount	13,104	—	—

Ending balance	167,859	135,612	112,158
Less current portion	46,211	41,683	36,170
Long-term portion	$121,648	$93,929	$75,988

Income tax valuation allowance activity was as follows:

	2005	2004	2003

Balance, beginning of the year	$7,135	$5,328	$3,875

Net operating loss in the United Kingdom	1,026	1,845	1,453
Other, net	1	(38)	—

Balance, end of year	$8,162	$7,135	$5,328

EXHIBIT INDEX

FORM 10-K

Labor Ready, Inc.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Restated Bylaws	(1)
4.1	Rights Agreement dated as of January, 1998	(2)
4.4	Second Amendment to Rights Agreement between Labor Ready, Inc. and Computer-
	share Trust Company, Inc. dated as of December 23, 2002	(3)
10.1	1996 Employee Stock Option and Incentive Plan	(4)
10.2	2000 Stock Option Plan (Last Amended January 14, 2002)	(5)
10.3	2002 U.K. Stock Option Plan	(5)
10.4	Form of equipment lease and related schedules at March 28, 2002 between Labour
	Ready Temporary Services UK Limited as lessee and GE Capital Equipment
	Finance LTD as lessor	(6)
10.5	Executive Employment Agreement between Labor Ready, Inc. and Joseph P.
	Sambataro, Jr. dated January 1, 2005	(7)
10.7	Assumption and Novation Agreement among Labor Ready, Inc. and
	Lumbermen’s Mutual Casualty Company, American Motorist Insurance Company,
	American Protection Insurance Company and American Manufacturers Mutual
	Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA
	dated December 29, 2004	(8)
10.8	Indemnification Agreement between Labor Ready, Inc. and National Union Fire
	Insurance Company of Pittsburgh, PA dated December 29, 2004	(8)
10.9	Executive Employment Agreement between Labor Ready, Inc. and Gary North,
	dated March 21, 2005	(9)
10.10	Executive Employment Agreement between Labor Ready, Inc. and Steven C. Cooper,
	dated March 23, 2005	(9)
10.11	2005 Long Term Equity Compensation Program.	(10)
10.12	Executive Employment Agreement between Labor Ready, Inc. and
	James E. Defebaugh, dated August 3, 2005	(11)
10.13	Revolving Credit Facility Agreement between Labor Ready, Inc. and Wells
	Fargo Bank and Bank of America	(12)
10.14	Executive Employment Agreement between Labor Ready, Inc. and Steven C. Cooper,
	dated May 17, 2006	(13)
21	Subsidiaries of Labor Ready, Inc.
23	Consent of PricewaterhouseCoopers LLP – Independent Registered Public
	Accounting Firm
31.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor
	Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002
31.2	Certification of Derrek L. Gafford, Chief Financial Officer of Labor
	Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002
32.1	Certification of Joseph P. Sambataro, Jr., Chief Executive Officer of Labor
	Ready, Inc. and Derrek L. Gafford, Chief Financial Officer of Labor Ready, Inc.,
	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002

EXHIBIT INDEX (continued)

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 12, 2002 (001-14543).
(2)	Incorporated by reference to our Current Report on Form 8-K, filed on January 16, 1998 (0-23828).
(3)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 14, 2003 (001-14543).
(4)	Incorporated by reference to our Annual Report on Form 10-K filed on March 26, 1997(001-14543).
(5)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 2, 2004 (001-14543).
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 13, 2002 (001-14543).
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on December 21, 2004 (001-14543).
(8)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 11, 2005 (001-14543).
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on March 25, 2005 (001-14543).
(10)	Incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2005 (001-14543).
(11)	Incorporated by reference to our Current Report on Form 8-K, filed on August 9, 2005 (001-14543).
(12)	Incorporated by reference to our Current Report on Form 8-K, filed on December 16, 2005 (001-14543).
(13)	Incorporated by reference to our Current Report on Form 8-K, filed on February 23, 2006 (001-14543).

Copies of Exhibits may be obtained upon request directed to Mr. James Defebaugh or Mr. Derrek Gafford, Labor Ready, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.