Form 10-Q
period 2006-03-31
LABOR READY INC
filed 2006-05-05
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 28, 2006, there were 54,533,886 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

INDEX

Part I.	Financial Information

	Item 1.	Consolidated Balance Sheets
March 31, 2006 and December 30, 2005

Consolidated Statements of Income
Thirteen Weeks Ended March 31, 2006 and April 1, 2005

Consolidated Statements of Comprehensive Income
Thirteen Weeks Ended March 31, 2006 and April 1, 2005

Consolidated Statements of Cash Flows
Thirteen Weeks Ended March 31, 2006 and April 1, 2005

Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures
About Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities; Use of Proceeds and Issuer Purchases of Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I.  Financial Information

Item 1.           Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	March 31,	December 30,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$109,057	$82,155
Marketable securities	92,760	93,510
Accounts receivable	115,988	127,354
Allowance for doubtful accounts	(4,619)	(5,395)
Prepaid expenses, deposits and other	13,368	15,227
Income tax receivable	—	3,342
Deferred income taxes	7,104	2,470

Total current assets	333,658	318,663

PROPERTY AND EQUIPMENT:
Buildings and land	18,950	18,194
Computers and software	35,091	34,465
Cash dispensing machines	15,468	15,420
Furniture and equipment	7,363	4,895
	76,872	72,974
Less accumulated depreciation and amortization	48,295	46,359

Property and equipment, net	28,577	26,615

OTHER ASSETS:
Restricted cash and other assets	160,110	152,679
Deferred income taxes	7,038	3,931
Goodwill	37,370	37,370
Other assets	33,181	32,818

Total other assets	237,699	226,798

Total assets	$599,934	$572,076

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 30,
	2006	2005
	(Unaudited)

CURRENT LIABILITIES:
Accounts payable	$25,727	$25,759
Accrued wages and benefits	21,992	26,741
Current portion of workers’ compensation claims reserve	45,377	46,211
Other current liabilities	1,131	1,303
Income taxes payable	9,757	—

Total current liabilities	103,984	100,014

LONG-TERM LIABILITIES:
Workers’ compensation claims reserve, less current portion	127,955	121,648
Other non-current liabilities	1,546	1,816

Total long-term liabilities	129,501	123,464

Total liabilities	233,485	223,478

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 54,405 and 53,838 shares issued and outstanding	155,646	149,415
Cumulative foreign currency translation adjustment, net of tax	2,406	2,261
Cumulative unrealized loss on marketable securities	(15)	(24)
Retained earnings	208,412	196,946

Total shareholders’ equity	366,449	348,598

Total liabilities and shareholders’ equity	$599,934	$572,076

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2006	2005
Revenue from services	$297,067	$243,216

Cost of services	204,150	167,078
Gross profit	92,917	76,138

Selling, general and administrative expenses	74,224	59,414
Depreciation and amortization	2,796	2,206
Income from operations	15,897	14,518

Interest expense	(263)	(1,375)
Interest and other income	3,009	1,850
Interest and other income, net	2,746	475

Income before tax expense	18,643	14,993

Income tax	7,177	5,637

Net income	$11,466	$9,356

Net income per common share:
Basic	$0.21	$0.22
Diluted	$0.21	$0.19

Weighted average shares outstanding:
Basic	53,680	42,502
Diluted	54,447	53,256

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2006	2005
Net income	$11,466	$9,356
Other comprehensive income:
Foreign currency translation adjustment, net of tax	145	(292)
Unrealized gain (loss) on marketable securities	9	(3)
Other comprehensive income (loss)	154	(295)
Comprehensive income	$11,620	$9,061

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,466	$9,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,611	2,400
Provision for doubtful accounts	1,598	1,557
Deferred income taxes	(7,763)	(4,385)
Stock-based compensation	2,497	223
Excess tax benefits from stock-based compensation	(1,877)	—
Tax benefit on stock options	—	1,419
Other operating activities	(9)	31
Changes in operating assets and liabilities:
Accounts receivable	8,992	1,125
Income taxes	15,160	8,577
Other assets	506	(514)
Accounts payable	6	3,215
Accrued wages and benefits	(4,410)	(3,488)
Workers’ compensation claims reserve	5,473	4,189
Other current liabilities	(38)	(75)
Net cash provided by operating activities	34,212	23,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,859)	(1,152)
Purchases of marketable securities	(11,243)	(35,535)
Maturities of marketable securities	12,002	34,305
Increase in restricted cash and other assets	(7,431)	(17,805)
Other	—	36
Net cash used in investing activities	(10,531)	(20,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock through options and employee benefit plans	1,335	2,684
Excess tax benefits from stock-based compensation	1,877	—
Payments on debt	(193)	(578)
Checks issued against future deposits	—	1,143
Net cash provided by financing activities	3,019	3,249
Effect of exchange rates on cash	202	(258)
Net change in cash and cash equivalents	26,902	6,470

CASH AND CASH EQUIVALENTS, beginning of period	82,155	87,555
CASH AND CASH EQUIVALENTS, end of period	$109,057	$94,025

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 30, 2005. Operating results for the thirteen week period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 29, 2006.

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the Friday closest to December 31. Fiscal years 2005 and 2006 are 52-week years.

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

Revision of the classification of certain securities

In connection with the preparation of our 2005 report on Form 10-K, we concluded that it was appropriate to classify our variable rate demand notes as short-term marketable securities, as opposed to their previous classification as cash and cash equivalents.  Accordingly, we revised the classification to report these securities as short-term marketable securities in our consolidated balance sheets for all periods presented.  We made corresponding adjustments to our consolidated statements of cash flows in our 2005 report on Form 10-K for the years presented to reflect the gross purchases and maturities of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents. As a result of this reclassification, net cash used in investing activities decreased for the quarter ended April 1, 2005 by $6.5 million, for activity relating to these investments.  This classification revision did not affect previously reported cash flows provided by operating activities or financing activities in our previously reported consolidated statements of cash flows, nor did it affect our previously reported consolidated statements of income for any period.

Stock-based compensation

Effective this first fiscal quarter of 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method.  Under this transition method, we recognized stock-based compensation expense for stock-based awards granted subsequent to the year ended December 30, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We had historically recorded compensation expense for restricted stock grants and will continue to do so. Results for prior periods have not been restated, as provided for under the modified-prospective method.  Compensation cost for all stock-based awards is recognized using the straight-line method.

Effective this first fiscal quarter of 2006, we also elected to adopt FASB Staff Position (“FSP”) No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined under SFAS No. 123R for stock-based payments.

Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended March 31, 2006 was $2.5 million, before income taxes and included restricted stock expense of  $1.1 million, stock option expense of $0.5 million and expense of $0.1 million related to shares issued to employees under our Employee Stock Purchase Plan (ESPP).  The remaining expense was made up of a one-time payment of $0.8 million in unrestricted stock compensation to our board of directors.  The total related tax benefit was $1.0 million for the thirteen weeks ended March 31, 2006.  No stock-based compensation has been capitalized as of March 31, 2006.  Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended April 1, 2005 was $0.2 million before tax and consisted of restricted stock expense.

The following table shows the effect on net income and net income per share for the thirteen weeks ended April 1, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, restricted stock and ESPP, in accordance with SFAS No. 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure (in thousands, except per share amount):

Thirteen Weeks Ended April 1, 2005

Net income as reported	$9,356
Add: Stock based compensation as reported, net of tax	139
9,495
Deduct: Total stock-based compensation expense determined under fair value method of all awards, net of tax	(537)
Pro Forma	$8,958

Diluted Net Income Per Share
As Reported	$0.19
Pro Forma	$0.18

Basic Net Income Per Share
As Reported	$0.22
Pro Forma	$0.21

Disclosures for the period ended March 31, 2006 are not presented above since the amounts are recognized and reflected in the consolidated financials statements.  See further discussion of stock-based compensation in Note 10.

New accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB No. 3.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income in the period of change.  SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change.  SFAS No. 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities of one year or less. The aggregate carrying value of our Marketable Securities was $92.8 million as of March 31, 2006 and $93.5 million at the end of 2005. At March 31, 2006 and December 30, 2005, those securities were classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at March 31, 2006 or December 30, 2005. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the thirteen weeks ended March 31, 2006 and April 1, 2005, there were no sales of available-for-sale securities.  These marketable securities are available to fund current operations, if necessary.

NOTE 3: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominantly for the purpose of securing our workers’ compensation obligations.  These assets may be released as workers’ compensation claims are paid or when letters of credit are released.

The following is a summary of restricted cash and other assets as of March 31, 2006 and December 30, 2005 (in millions):

	March 31, 2006	December 30, 2005
Workers’ Assurance Program – committed collateral*	$147.6	$138.8
Cash collateralizing surety bonds	8.3	9.7
Workers’ Assurance Program – uncommitted cash*	0.7	4.2
Other	3.5	—
Total Restricted Cash and Other Assets	$160.1	$152.7

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

Our restricted cash and other assets increased $7.4 million from the end of 2005.  The increase is primarily attributable to the growth in our workers’ compensation reserve for the current policy year as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program.

NOTE 4: RECEIVABLES FROM INSURANCE COMPANIES

For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies from independent, third-party carriers, cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”).  We record a receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies.  We discount this receivable to its estimated net present value using the risk-free rate associated with the weighted average life of our excess claims. The weighted average claim life is obtained from our actuary. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Included in other assets in the accompanying consolidated balance sheets as of March 31, 2006 and December 30, 2005 are discounted receivables from insurance companies, net of related valuation allowance, of  $15.6 million and $14.5 million.

Two of the workers’ compensation insurance companies with which we formerly did business are currently in liquidation or financial distress and have failed to pay a number of excess claims. We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. Although we believe it is probable that we will receive payments on the majority of our excess claims, we have concluded that recovery is unlikely on a portion of these claims. As a result, we have recorded a valuation allowance against the insurance receivables from these two insurance companies as of March 31, 2006 and December 30, 2005 in the amount of $3.0 million and $2.8 million.

We also record a receivable for other matters where we expect reimbursement from an insurance company.  Included in prepaid expenses, deposits and other in the accompanying Consolidated Balance Sheets at March 31, 2006 is an undiscounted receivable from our insurance company of $2.0 million in connection with certain litigation.  The receivable is not discounted due to the short-term nature of the expected reimbursement.

NOTE 5: INTANGIBLE ASSETS

The following table presents the Company’s purchased intangible assets other than goodwill, which are included in other assets in the Consolidated Balance Sheets (in thousands):

	March 31, 2006	December 30, 2005
Amortizable intangible assets:
Trade name/trademarks	$400	$400
Customer relationships	11,600	11,600
Non-compete agreements	1,600	1,600
	13,600	13,600
Less accumulated amortization	3,999	3,194
Total amortized intangible assets, net	$9,601	$10,406

Unamortizable intangible assets:
Trade name/trademarks	$6,500	$6,500
Total unamortizable intangible assets	$6,500	$6,500

We obtained our intangible assets as a result of the CLP Resources acquisition in May 2005 and the Spartan Staffing acquisition in April 2004. Intangible assets are amortized using the straight line method over their estimated useful lives, which range from 2.5 to 6.5 years for customer relationships, 1 to 2 years for non-compete agreements and 2.5 years for amortizable trade name/trademarks.  A majority of our trade name/trademarks do not have a definite life and, accordingly, are not amortized. Amortization expense of our amortizable intangible assets was $0.8 for the thirteen weeks ended March 31, 2006 and $0.3 million for the thirteen weeks ended April 1, 2005.

The following table provides estimated amortization expense of intangible assets other than Goodwill for the next five years and thereafter (in thousands):

Remainder of 2006	$1,727
2007	1,668
2008	1,585
2009	1,585
2010	1,585
Thereafter	1,451
$9,601

Goodwill totaled $37.4 million at March 31, 2006 and December 30, 2005.  Goodwill recorded as a result of the CLP Resources acquisition in 2005 totaled $31.0 million.  Goodwill recorded as a result of the Spartan Staffing acquisition during 2004 totaled $6.4 million. Goodwill that is tax deductible in future periods was $13.6 million at March 31, 2006.

NOTE 6: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance to our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually. We renewed our coverage with American International Group, Inc. (“AIG”), which is the insurance company for the majority of our workers’ compensation policies, for occurences in the period from July 2005 through June 2006. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using a discount rate based on average returns of “risk-free” Treasury instruments, which is evaluated on a quarterly basis.  At March 31, 2006, our reserves are discounted at rates ranging from 4.11% to 5.23%.  Included in the accompanying consolidated balance sheets as of March 31, 2006 and December 30, 2005 are discounted workers’ compensation claims reserves in the amounts of $173.3 million and $167.9 million.

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

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums and any changes in the valuation allowance related to receivables from insurance companies as described in Note 4. Workers’ compensation expense totaling $18.4 million and $15.5 million was recorded for the thirteen weeks ended March 31, 2006 and April 1, 2005, respectively.

NOTE 7: NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing adjusted net income by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares include the dilutive effects of outstanding options, non-vested restricted stock and the conversion features of Subordinated Notes that were called in June 2005, except where their inclusion would be anti-dilutive.  There were 339,000 anti-dilutive stock options and non-vested restricted shares for the thirteen weeks ended March 31, 2006, and there were 16,000 anti-dilutive shares not included in the calculation for the thirteen weeks ended April 1, 2005.

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the period presented.  Post SFAS No. 123R adoption it also includes anti-dilutive in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter.  In June 2005, we converted Subordinated Notes in the aggregate of $70.0 million.  Prior to the conversion of Subordinated Notes, we had anti-dilutive shares associated with the Notes when net income per share would have been higher had the Notes been converted to equity (the “if-converted” calculation).  The number of additional shares associated with the Notes was equal to the aggregate principal amount of the Notes, $70.0 million, divided by the stated conversion price of $7.26, or 9.6 million shares.

Adjusted net income and diluted common shares were calculated as follows:

	(Amounts in Thousands) Thirteen Weeks Ended
	March 31, 2006	April 1, 2005
Net income	$11,466	$9,356

Adjustments:
Interest on Notes	—	978
Amortization of costs for Notes issuance	—	149
Tax effect	—	(424)
Total adjustments	—	703

Adjusted net income	$11,466	$10,059

	Common Shares and Potential Common Shares (In Thousands)
	March 31, 2006	April 1, 2005
Weighted average number of common shares used in basic net income per common share	53,680	42,502

Effect of dilutive securities:
Stock options and non-vested restricted stock	767	1,112
Convertible Notes	—	9,642

Weighted average number of common shares and potential common shares used in diluted net income per common share	54,447	53,256

NOTE 8: COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

In December 2005, we entered into an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility replaced our existing $80.0 million Accounts Receivable Securitization Facility with General Electric Capital Corporation (“GECC”), which expired in February 2006. The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides the Company with access to loan advances and letters of credit. The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral.  Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of .05%.  As of March 31, 2006, our margin was 0.50% and our unused capacity fee was 0.15%.  At March 31, 2006, we had a total available borrowing capacity of $77.1 million.  We had $51.7 million of letters of credit issued against that borrowing capacity leaving us with $25.4 million available for future borrowings.  All duplicate letters of credit required by GECC at the end of fiscal year 2005 were eliminated during the first quarter of 2006.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

Workers Compensation Commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit bear fluctuating annual fees, which were approximately .54% of the principal amount of the letters of credit outstanding as of March 31, 2006.  The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2.0% of the bond amount.

At March 31, 2006 and December 30, 2005 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:
	March 31,	December 30,
	2006	2005
Workers’ Assurance Program - committed collateral	$147.6	$138.8
Letters of credit	51.7	51.6
Surety bonds *	16.9	17.2
Other cash-backed instruments	2.9	—
Total Collateral Commitments	$219.1	$207.6

* We had $8.3 million and $9.7 million of restricted cash collateralizing our surety bonds at March 31, 2006 and December 30, 2005, respectively.

Our workers’ compensation commitments increased $11.5 million since December 30, 2005.  The increase is attributable to the growth in our workers’ compensation reserve as we continue to collateralize most of our obligations with restricted cash through our Workers’ Assurance Program.

Capital Leases

The following is a summary of property held under non-cancelable capital leases:

	(Amounts in Thousands)
	March 31, 2006	December 30, 2005

Cash dispensing machines	$851	$1,158
Computers and software	2,651	1,804
Furniture and equipment	228	228
	3,730	3,190
Less accumulated depreciation and amortization	1,514	1,479

	$2,216	$1,711

Future minimum lease payments under these non-cancelable capital leases as of March 31, 2006 are as follows for each of the next five years and thereafter (in thousands):

Remainder of 2006	$1,060
2007	947
2008	201
2009	4
2010	—
Thereafter	—

Total minimum lease payments	2,212
Less amounts representing interest and taxes	118

Present value of net minimum lease payments	2,094
Less current maturities	1,131

Long-term portion	$963

Our capital lease obligations are reported in other liabilities in the consolidated balance sheets. The weighted average interest rate on capitalized leases is approximately 3.6% and the lease terms range from 24 to 60 months.

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

Future non-cancelable minimum lease payments under our operating lease commitments as of March 31, 2006 are as follows for each of the next five years and thereafter (in thousands):

Remainder of 2006	$3,406
2007	2,604
2008	1,560
2009	851
2010	456
Thereafter	233
Total	$9,110

The majority of operating leases pertaining to branches provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at that time. Total branch office rent expense for the thirteen weeks ended March 31, 2006 and April 1, 2005 was approximately $6.0 million and $5.2 million, respectively.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the anticipated reimbursement. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for our contingent legal and regulatory liabilities in the amount of $10.0 million at March 31, 2006 and $10.9 million at December 30, 2005. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

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

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

	Thirteen Weeks Ended
	March 31, 2006	April 1, 2005
	(Amounts in Thousands)

Net cash paid for interest during the period	$215	$157
Net cash paid (refunded) for income taxes during the period	$(221)	$30

Non-cash investing and financing activities:
Contribution of common stock to 401(k) plan	$—	$381
Assets acquired with capital lease obligations	$279	$241
Common stock bonus	$339	$116
Asset retirement obligation	$—	$475
Unrealized gain (loss) on marketable securities	$9	$(3)

NOTE 10: STOCK BASED COMPENSATION

On May 18, 2005, our shareholders approved the Labor Ready, Inc. 2005 Long-Term Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights. The total number of shares authorized for the 2005 Plan is 5,500,000 shares. Future stock compensation awards will be awarded from the 2005 Plan.  Shares authorized under previous stock compensation plans totaled 7,900,000 shares with no remaining shares available for future grant.

Stock options

We have stock option and incentive plans for directors, officers, and employees, which provide for nonqualified stock options and incentive stock options.  We issue new shares of common stock upon exercise of stock options.  The majority of our stock options vest evenly over a four-year period from the date of grant and expire if not exercised within five years from the date of grant.  The maximum contractual term for our outstanding awards is ten years.

Effective this first fiscal quarter of 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in our income statement over the requisite service period.  See information regarding stock-based compensation recorded in our income statement in Note 1 to this Form 10-Q.

Determination of Fair Value under SFAS No. 123R

Valuation and amortization method. We estimate the fair value of stock-based awards granted using the Black-Scholes option valuation model.  We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected life. The expected life of awards granted represents the period of time that they are expected to be outstanding.  We take several factors into account when determining expected life including contractual terms, vesting schedules, expected exercises, post-vesting forfeiture behavior as well as our historical experience with similar awards.

Expected volatility. We estimate the volatility of our common stock at the date of grant based on historical volatility of our common stock.  Our volatility is based on our historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-free interest rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected dividend yield. No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future.  As a result, our expected dividend yield is zero in our option valuation model.

Expected forfeitures. We consider historical data in our estimate of pre-vesting option forfeitures.  We record stock-based compensation only for those awards that are expected to vest.

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Thirteen Weeks Ended
	March 31,	April 1,
	2006	2005
Expected life (in years)	2.0	3.1
Expected volatility	36.0%	53.0%
Risk-free interest rate	4.5%	3.3%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$5.06	$6.65

Stock option activity

As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.8 million, which is expected to be recognized over a weighted average period of 1.5 years through 2009.  Stock option activity follows (shares in thousands):

	Thirteen Weeks Ended March 31, 2006
	Shares	(1) Price
Outstanding at beginning of period	1,859	$10.32
Granted	224	$21.24
Exercised	(304)	$6.51
Canceled	(17)	$10.26

Outstanding at the end of the period	1,762	$12.36

Exercisable at the end of the period	820	$10.25

(1) Weighted average exercise price.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $20.4 million and $11.2 million, respectively, and is calculated as the difference between the market price of the underlying common stock at March 31, 2006 and the exercise price of the option for options that had exercise prices lower than the closing market price of our common stock at March 31, 2006.  The total intrinsic value of options exercised during the thirteen weeks ended March 31, 2006 was $5.3 million and $5.3 million for the thirteen weeks ended April 1, 2005, determined as of the date of exercise.

Additional information relating to stock options outstanding and exercisable at March 31, 2006 is as follows (in thousands, except per share amounts):

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$3.25	-	$3.80	99	0.14	$3.42	99	$3.42	0.09
$3.81	-	$6.00	195	1.29	$5.52	177	$5.50	1.24
$6.01	-	$14.00	919	2.70	$10.56	359	$10.19	2.94
$14.01	-	$22.47	549	6.56	$19.43	185	$18.58	7.82
$3.25	-	$22.47	1,762	3.61	$12.36	820	$10.25	3.33

Cash received from option exercises during the thirteen weeks ended March 31, 2006 and April 1, 2005 was $1.7 million and $2.4 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises totaled $2.1 million and $1.4 million, respectively.

Restricted Stock

Restricted stock is granted to certain key employees and vests over periods ranging from three to four years.  A retention period following vesting of two to four years is in place for a certain percentage of shares granted to executive officers.  The shares are not subject to forfeiture during the retention period but cannot be sold.  Compensation cost of restricted stock is calculated based on the grant-date market value.  We recognize compensation cost on a straight line basis over the vesting period for the awards that are expected to vest.

Restricted stock activity for the thirteen weeks ended March 31, 2006 follows (shares in thousands):

	Thirteen Weeks Ended March 31, 2006
	Shares	(1) Price
Nonvested at beginning of period.	424	$17.77
Granted	201	$21.40
Vested	(98)	$15.42
Canceled	(6)	$18.07

Nonvested at the end of the period	521	$19.56

(1) Weighted average market price on grant date.

As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $8.8 million, which is expected to be recognized over a weighted average period of 1.9 years through 2009.  The total fair value of restricted shares vesting during the thirteen weeks ended March 31, 2006 was $2.2 million.  No restricted shares vested during the thirteen weeks ended April 1, 2005.

In February 2006 certain unvested restricted shares held by our chief executive officer became fully vested upon appointment of a potential successor.  As a result of this vesting acceleration we recognized additional compensation expense of $0.4 million in the first quarter of 2006.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.3 million shares have been issued and 0.6 million shares remain available for future issuance. The ESPP expires on June 30, 2008. During the thirteen weeks ended March 31, 2006 and April 1, 2005, participants purchased 22,000 and 18,000 shares in the ESPP for cash proceeds of $0.4 million and $0.2 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Part 1 of our Form 10-K for the year ended December 30, 2005 and in the “Risk Factors” included in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Executive Overview

Labor Ready is an international provider of temporary employees for manual labor, light industrial and skilled trades operating under the brand names of Labor Ready, Workforce, Spartan Staffing and CLP Resources. Our customers are primarily small- to mid-sized businesses in the construction, transportation, warehousing, hospitality, landscaping, light manufacturing, retail, wholesale, facilities and sanitation industries. During 2005, we served more than 300,000 customers and we put almost 600,000 people to work through 887 branches located in all 50 of the United States, Canada, Puerto Rico and the United Kingdom. We believe our ability to provide a large number of temporary employees on short notice, usually the same day as requested, provides us with a competitive advantage.

Our first quarter of 2006 was highlighted by a 22.1% increase in revenue to $297.1 million compared to revenue of $243.2 million for the first quarter of 2005. This revenue growth resulted in net income for the quarter of $11.5 million or $0.21 per diluted share, compared to net income of $9.4 million or $0.19 per diluted share for the first quarter of 2005 or an increase of 22.3%. The change in revenue was made up of the following five components: (a) an 11.0% increase in same store branch revenue, defined as those branches opened one year or longer, (b) an 11.7% increase due to the acquisition of CLP Resources in May 2005 (c) a (1.0%) decline in revenue related to branches closed over the past twelve months, (d) a 1.3% increase in revenue from new branches opened less than one year, excluding the acquired branches and (e) a net (0.9%) decrease from other miscellaneous factors.

Along with the increase in revenue, gross margin was 31.3% which was flat compared to 31.3% in the first quarter of 2005. Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 25.0% compared to 24.4% for the quarter ended April 1, 2005. This increase can be attributed to two factors. The first was the acquisition of CLP Resources in May 2005. The higher cost structure of CLP resulted in a higher blended SG&A percentage for the Company as a whole. The second reason for the increase in SG&A as a percentage of sales is due to higher stock-based compensation.

Effective this first fiscal quarter of 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method. Under this transition method, we recognized stock-based compensation expense for stock based awards granted subsequent to the year ended December 30, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. We historically recorded stock-based compensation expense for restricted stock grants and will continue to do so. Results for prior periods have not been restated, as provided for under the modified-prospective method. Compensation cost for all stock-based awards is recognized using the straight-line method over the requisite service period. The implementation of FAS 123R during the first quarter of 2006 resulted in an additional $0.6 million in stock-based compensation expense before income tax effect. Also, in 2005 we began granting more restricted stock as opposed to stock options as part of our compensation strategy. Restricted stock expense, before income tax effect, for the thirteen weeks ended March 31, 2006 was $1.1 million compared to $0.2 million for the thirteen weeks ended April 1, 2005. During the first quarter of 2006 we also made a one-time payment of $0.8 million in unrestricted stock compensation to our board of directors.

Net interest and other income improved to 0.9% of revenue for the thirteen weeks ended March 31, 2006 compared to 0.2% for the thirteen weeks ended April 1, 2005. The increase in net interest and other income is largely due to a reduction in interest expense related to the elimination of $70.0 million of debt in June of 2005, as well as higher cash balances and increased yields on invested cash.

Due to the seasonality of our business, results of operations tend to be lower in the first quarter of the year as a result of decreased demand for temporary labor during winter months. This seasonality does not guarantee, however, that results for the remaining quarters of 2006 will be substantially better than the first quarter.

Results of Operations

Thirteen Weeks Ended March 31, 2006 Compared to Thirteen Weeks Ended April 1, 2005

The following table compares the operating results for the thirteen weeks ended March 31, 2006 and April 1, 2005 (in thousands):

	Thirteen Weeks Ended
	March 31, 2006	April 1, 2005	Percent Change
Revenue from services	$297,067	$243,216	22.1%
Cost of services	204,150	167,078	22.2%
Gross profit	92,917	76,138	22.0%
Selling, general and administrative expenses	74,224	59,414	24.9%
Depreciation and amortization	2,796	2,206	26.7%
Interest expense	(263)	(1,375)	80.9%
Interest and other income	3,009	1,850	62.6%
Income before tax expense	18,643	14,993	24.3%
Net income	$11,466	$9,356	22.6%

Branch Offices and Revenue from Services. The number of branch offices increased to 908 at March 31, 2006 from 834 at April 1, 2005, a net increase of 74 branch offices or 8.9%. Revenue for the quarter increased 22.1% compared to the same quarter a year ago. The change in revenue was made up of the following five components: (a) an 11.0% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a 11.7% increase due to the acquisition of CLP Resources in May 2005 (c) a (1.0%) decline in revenue related to branches closed over the past twelve months, (d) a 1.3% increase in revenue from new branches opened less than one year, excluding the acquired branches and (e) a net (0.9%) decrease from other miscellaneous factors.

Cost of Services and Gross Profit. Cost of services was 68.7% of revenue for both the quarter ended March 31, 2006 and the quarter ended April 1, 2005. Workers’ compensation costs for the first quarter of 2006 were approximately 6.2% of revenue compared to 6.4% in the first quarter of 2005. The reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents. Gross profit was 31.3% for both quarters ended March 31, 2006 and April 1, 2005.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 25.0% for the thirteen weeks ended March 31, 2006 compared to 24.4% for the thirteen weeks ended April 1, 2005. This increase can be attributed to two factors. The first was the acquisition of CLP Resources in May 2005. The higher cost structure of CLP resulted in a higher blended SG&A percentage for the Company as a whole. The second reason for the increase in SG&A as a percentage of sales is due to increased stock-based compensation as a result of the adoption of FAS 123R and an increase in restricted stock expense.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2.8 million for the thirteen weeks ended March 31, 2006 from $2.2 million for the thirteen weeks ended April 1, 2005. This increase is primarily attributable to the depreciation and amortization on acquired CLP assets.

Interest Expense. We recorded interest expense of $0.3 million for the thirteen weeks ended March 31, 2006 compared to $1.4 million for the thirteen weeks ended April 1, 2005. The decrease is due to the redemption of our Convertible Subordinated Notes during the second quarter of 2005.

Interest and Other Income. We recorded interest and other income of $3.0 million for the thirteen weeks ended March 31, 2006 compared to $1.9 million for the thirteen weeks ended April 1, 2005. The change in interest and other income quarter over quarter is attributable to higher cash and restricted cash balances and increased yields on invested cash.

Income Tax. Our effective tax rate was 38.5% for the thirteen weeks ended March 31, 2006 compared to 37.6% for the thirteen weeks ended April 1, 2005. The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below. The increase in our effective tax rate is due to the expiration of the Work Opportunity Tax Credit at the end of 2005.

We have a net deferred tax asset of approximately $14.1 million at March 31, 2006 resulting primarily from workers’ compensation reserves, contingent liabilities and allowance for doubtful accounts. We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income. Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against certain domestic and foreign net operating loss carry forward benefits in the amount of $8.6 million at March 31, 2006 and $7.3 million at April 1, 2005.

Summary of Critical Accounting Policies

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

Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Also see Note 1 of Notes to Consolidated Financial Statements found in Item 8 of Part II of our Form 10-K for the year ended December 30, 2005.

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

Income Taxes and Related Valuation Allowances. We account for income taxes by recording taxes payable or refundable for the current year operating results and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, we measure these expected future tax consequences based upon provisions of tax law as currently enacted. The effects of future changes in tax laws are not anticipated. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized when we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized, based upon our judgments regarding future events and past operating results. We also provide a reserve for tax contingencies when we believe a probable and estimable exposure exists.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operating Activities

Net cash provided by operating activities was $34.2 million for the thirteen weeks ended March 31, 2006. This increase was due primarily to the growth in our net income, increases in income tax payable and decreases in accounts receivable. These increases were partially offset by cash outflows due to increases in our deferred tax assets.

Our net income for the thirteen weeks ended March 31, 2006 was $11.5 million. The change in our income taxes payable of $15.2 million is due mostly to the timing and method of making estimated income tax payments. The decrease in accounts receivable is due to lower sales attributable to accounts receivable as compared to year-end. The positive impacts discussed above were partially offset by the increases in our deferred tax assets. The change in our deferred tax assets of $7.8 million is due mostly to the reduction of deferred tax liabilities relating to workers compensation insurance.

We typically pay our temporary workers on a daily basis, bill our customers weekly and, on average, collect monthly. Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.5 million for the thirteen weeks ended March 31, 2006. The change is due mostly to changes in our restricted cash and other assets and capital expenditures. We increased our restricted cash and other assets by $7.4 million during 2006. We use our restricted cash and other assets primarily to collateralize our workers’ compensation program. The increase in capital expenditures was primarily due to an upgrade of security systems at the branches.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.0 million for the thirteen weeks ended March 31, 2006. The change in cash provided by financing activities is due mostly to the increased activity in the exercise of stock options by our employees and excess tax benefits from stock option exercise, which is presented within financing activities as a result of our adoption of SFAS No. 123R.

Capital Resources

In December 2005, we entered into an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility replaced our existing $80.0 million Accounts Receivable Securitization Facility with General Electric Capital Corporation (“GECC”), which expired in February 2006. The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides the Company with access to loan advances and letters of credit. The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA. Fees for letters of credit are based on the margin in effect plus a fee of .05%. As of March 31, 2006, our margin was 0.50% and our unused capacity fee was 0.15%. At March 31, 2006, we had a total available borrowing capacity of $77.1 million.  We had

$51.7 million of letters of credit issued against that borrowing capacity leaving us with $25.4 million available for future borrowings.  All duplicate letters of credit required by GECC at the end of fiscal year 2005 were eliminated during the first quarter of 2006.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts that we control as well as cash deposits held by our insurance carriers. At March 31, 2006 we had restricted cash in our Workers’ Assurance Program totaling $148.3 million. Of this cash, $147.6 million was committed to insurance carriers leaving $0.7 million available for future needs.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

As described in Notes 4 and 6 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q, we provide workers’ compensation insurance to our temporary and permanent employees. Our workers’ compensation insurance policies must be renewed annually. We renewed our coverage with American International Group, Inc. (“AIG”), which is the insurance company for the majority of our workers’ compensation policies, for occurences in the period from July 2005 through June 2006. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis. This results in our being substantially self-insured.

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

At the end of March 31, 2006 and December 30, 2005 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	March 31, 2006	December 30, 2005
Workers’ Assurance Program - committed collateral	$147.6	$138.8
Letters of credit	51.7	51.6
Surety bonds *	16.9	17.2
Other cash–backed instruments	2.9	—
Total Collateral Commitments	$219.1	$207.6

* We had $8.3 million and $9.7 million of restricted cash collateralizing our surety bonds at March 31, 2006 and December 30, 2005, respectively. (See Note 3 of Notes to Consolidated Financial Statements found in Item I of Part I of this Form 10-Q.)

Our total collateral commitments exceed our workers’ compensation reserve due to several factors including the following which are reconciled below: (a) our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve; (b) a delay in the release of collateral posted with prior insurance companies for claims that have been previously paid and, therefore, are no longer reflected in the reserve; (c) collateral posted with the current insurance carrier in comparison to the estimated balance of unpaid claims; and (d) discounted reserves for certain losses and expenses beyond the deductible limits.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	March 31,	December 30,
	2006	2005

Ending workers’ compensation reserve:	$173.3	$167.9
a) Discount on reserves	37.0	35.7
b) Timing of collateral release with prior providers	17.7	17.4
c) Collateral posted with current provider in comparison to obligation incurred	12.7	6.5
d) Reserves for claims above our deductible (“excess claims”), net of discount	(21.6)	(19.9)

Total Collateral Commitments	$219.1	$207.6

Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount. The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our Worker’s Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers. The letters of credit bear fluctuating annual fees, which were approximately 0.47% of the principal amount of the letters of credit as of March 31, 2006.

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

	Thirteen Weeks Ended
	March 31,	April 1,
	2006	2005

Beginning balance	$167,859	$135,612

Self-insurance reserve expense
Expenses related to current year (net of discount)	16,050	13,952
Income related to prior years	(3,296)	(1,627)
Total	12,754	12,325

Amortization of prior years discount	1,362	414

Payments
Payments related to current year claims	(526)	(565)
Payments related to claims from prior years	(9,423)	(8,194)
Total	(9,949)	(8,759)

Net change in excess claims reserve	1,306	209

Ending balance.	173,332	139,801
Less current portion	45,377	41,128
Long-term portion	$127,955	$98,673

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals. Our policy is to set our reserve each quarter at the estimate provided by our independent actuary unless significant trends or fact patterns warrant otherwise. Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes. Our claims reserves are discounted to their estimated net present value using a discount rate based on average returns on “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At March 31, 2006 our reserves are discounted at rates ranging from 4.11% to 5.23%.

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

Other

Included in cash and cash equivalents at March 31, 2006 and December 30, 2005 is cash held within branch CDMs for payment of temporary payrolls in the amount of approximately $13.1 million and $18.1 million, respectively.

Our capital expenditures were $4.1 million and $1.4 million for the thirteen weeks ended March 31, 2006 and April 1, 2005, respectively. We anticipate that our capital expenditures will be approximately $7.2 million for the balance of 2006.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during the first quarter of 2006.

The following table provides a summary of our contractual obligations as of March 31, 2006:

	Payments Due By Period (in thousands )
Contractual Obligations	Total	2006	2007 through 2008	2009 through 2010	2011 and later
Capital lease obligations (1)	$2,212	$1,060	$1,148	$4	$—
Operating leases (2)	9,110	3,406	4,164	1,307	233
Purchase obligations (3)	2,603	2,603	—	—	—
Other long-term obligations (4)	4,769	3,730	1,039	—	—

Total Contractual Cash Obligations	$18,694	$10,799	$6,351	$1,311	$233

(1)          Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.

(2)          Excludes all payments related to branch leases cancelable within 90 days. See Note 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

(3)          Binding purchase orders for goods or services outstanding at March 31, 2006.

(4)          Voice and data service contracts and licensing agreements.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of March 31, 2006:

	Amount of Commitment Expiration Per Period (in thousands )
Other Commercial Commitments	Total	2006	2007 through 2008	2009 through 2010	2011 and later

Revolving Credit Facility (5)	$80,000	$—	$80,000	$—	$—
Surety bonds (5)	16,912	16,912	—	—	—

Total Commercial Commitments	$96,912	$16,912	$80,000	$—	$—

Other Commitment Capacity

Workers’ Assurance Program- currently restricted cash (6)	148,300
Workers’ Assurance Program-cash available for future restriction (6)	77,000

Total Commercial Commitments and other Collateral Capacity	322,212

Total Collateral Commitments Outstanding at March 31, 2006	(219,111)

Available Commitment Capacity	$103,101

(5)          See Note 8 of Notes to Consolidated Financial Statements found in Item I of Part I of this Form 10-Q.

(6)          The amounts of cash available for future restriction are limited by our Revolving Credit Facility, and are subject to cash availability at the time of the restriction. We are allowed to restrict up to a maximum of 110% of the workers’ compensation liabilities that are transferred to our Worker’s Assurance Program. See description of the Revolving Credit Facility and our Workers’ Assurance Program in Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Form 10-Q.

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

We maintain a reserve for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. This reserve, which reflects potential liabilities that span several years, is discounted to its net present value using a discount rate selected by management pursuant to our accounting policy. We evaluate the accrual rates for our reserves regularly throughout the year and make adjustments as needed. If the actual costs of such claims and related expenses exceed the amounts estimated, or if the discount rate represents an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required.  We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s estimates and judgments of the scope and likelihood of these liabilities. We believe our judgements and estimates are adequate; however if the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

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

Our operations expose us to the risk of litigation which could lead to significant potential liability and costs that could harm our business, financial condition or results of operations.

We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state laws and regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity, personal injury and other claims. We are also subject to other types of claims in the ordinary course of our business. Some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and harmful to our business

In addition, the claimants in each of three current proceedings are seeking to aggregate claims as a class action. The costs of defense and the risk of loss in connection with class action suits are greater than in single-party claims. Due to the costs of defending against such litigation, any judgments that may be awarded against us and the loss of significant management time devoted to such litigation, we cannot assure you that such litigation will not disrupt our business or impact our financial results.

With regard to employment claims, we currently maintain a policy with a $1.0 million deductible for single-party claims and a $2.5 million deductible for multiple-party claims with a maximum aggregate coverage of $10.0 million per claim and per policy year which is applicable to the coverage period of July, 2005 through June, 2006. With regard to general liability claims, we currently maintain a policy with a $1.0 million deductible for all claims with a maximum coverage of $500,000 per claim and a $5 million aggregate per policy year which is applicable to the coverage period of July 2005 through June 2006.

We cannot assure you that our insurance will be sufficient in amount or scope to cover any of these types of liabilities or that we will be able to continue to secure insurance coverage for such liabilities on terms that we find commercially reasonable.

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

Our international branch operations expose us to certain risks.  If we are not able to effectively manage those risks, our financial results could be harmed.  As of March 31, 2006, we had 88 branches outside the United States in the United Kingdom and Canada.  Risks, not already discussed in connection with our domestic branch operations include: fluctuations in the value of foreign currencies and the additional expense and risks inherent in operations in geographically and culturally diverse locations.

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

The cost of compliance with government laws and regulations is significant and could harm our operating results.

We incur significant costs to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers’ compensation and unemployment insurance. We cannot assure you that we will be able to increase fees charged to our customers to offset increased costs relating to these laws and regulations. In addition, from time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these laws and regulations. We have in the past been found, and may in the future be found, to have violated such laws or regulations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. If we incur additional costs to comply with these laws and regulations or as a result of fines or other losses and we are not able to increase the rates we charge our customers to fully cover any such increase, our margins and operating results may be harmed.

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

We require significant working capital in order to operate our business. We have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.  We invest significant cash into the opening and operations of new branches until they begin to generate revenue sufficient to cover their operating costs.  We also pay our temporary employees on a daily basis and bill our customers on a weekly basis, and, on average, collect monthly.  As a result, we must maintain cash reserves to pay our temporary employees prior to receiving payment from our customers.  In addition, we are required to pledge certain short-term assets to secure letters of credit and to pledge other assets to collateralize certain of our workers’ compensation obligations. These collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes.  As a result of these factors, if our available cash balances and borrowing base under our existing credit facilities do not grow commensurate with the growth in our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and to a minor extent, foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. As of March 31, 2006, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase in interest rates immediately and uniformly by 10% from our 2005 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of March 31, 2006, our marketable securities consist of revenue bonds and other municipal obligations, the vast majority of which have maturity dates of less than one year. Therefore, an increase in interest rates immediately and uniformly by 10% from our 2005 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)). Based on this evaluation, our CEO and our CFO concluded that, as of March 31, 2006, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. During the thirteen weeks ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.       Legal Proceedings

See Note 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 7A of Part I of our Annual Report on Form 10-K for the year ended December 30, 2005. Please also refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q.

Item 2.       Unregistered Sales of Equity Securities; Use of Proceeds and Issuer Purchases of Securities

On December 11, 2002, our Board of Directors approved a resolution granting management the authority to repurchase up to 2.0 million shares of our common stock. As of March 31, 2006, approximately 600,000 shares of common stock have been repurchased pursuant to this resolution, leaving 1.4 million shares available for future repurchase. There were no repurchases of our common stock pursuant to this resolution during the thirteen weeks ended March 31, 2006. However, as set forth in the table below, during the thirteen weeks ended March 31, 2006 the Company did acquire shares that were surrendered to the Company by certain employees in order to satisfy tax withholding obligations upon the vesting of restricted stock.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased		Weighted average price paid per share
1/1/06 through 1/31/06	16,434	(1)	$20.94
2/1/06 through 2/28/06	17,743	(1)	$24.47
3/1/06 through 3/31/06	187	(1)	$24.86
Total	34,364		$22.78

(1)  The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

Item 5.       Other Information

None

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

LABOR READY, INC.

/s/ Joseph P. Sambataro, Jr.	5/4/06
Signature	Date
By: Joseph P. Sambataro, Jr., Director and
Chief Executive Officer

/s/ Derrek L. Gafford	5/4/06
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer