Form 10-Q
period 2006-06-30
LABOR READY INC
filed 2006-08-04
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006
or

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

Large accelerated filer ☒   Accelerated filer Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 28, 2006, there were 52,765,820 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

PART I.  Financial Information

Item 1.  Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	June 30,	December 30,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$60,337	$82,155
Marketable securities	94,864	93,510
Accounts receivable	133,031	127,354
Allowance for doubtful accounts	(5,046)	(5,395)
Prepaid expenses, deposits and other	11,557	15,227
Income tax receivable	2,967	3,342
Deferred income taxes	8,253	2,470

Total current assets	305,963	318,663

PROPERTY AND EQUIPMENT:
Buildings and land	19,540	18,194
Computers and software	36,344	34,465
Cash dispensing machines	15,511	15,420
Furniture and equipment	7,456	4,895
	78,851	72,974
Less accumulated depreciation and amortization	49,846	46,359

Property and equipment, net	29,005	26,615

OTHER ASSETS:
Restricted cash and other assets	154,766	152,679
Deferred income taxes	4,080	3,931
Goodwill	37,364	37,370
Other assets	33,785	32,818

Total other assets	229,995	226,798

Total assets	$564,963	$572,076

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 30,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$19,593	$25,759
Accrued wages and benefits	26,889	26,741
Current portion of workers’ compensation claims reserve	46,587	46,211
Other current liabilities	1,104	1,303

Total current liabilities	94,173	100,014

LONG-TERM LIABILITIES:
Workers’ compensation claims reserve, less current portion	131,732	121,648
Other non-current liabilities	951	1,816

Total long-term liabilities	132,683	123,464

Total liabilities	226,856	223,478

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 52,342 and 53,838 shares issued and outstanding	108,315	149,415
Cumulative foreign currency translation adjustment, net of tax	2,773	2,261
Cumulative unrealized loss on marketable securities	(9)	(24)
Retained earnings	227,028	196,946

Total shareholders’ equity	338,107	348,598

Total liabilities and shareholders’ equity	$564,963	$572,076

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Revenue from services	$339,777	$295,208	$636,844	$538,424

Cost of services	230,326	202,535	434,476	369,613
Gross profit	109,451	92,673	202,368	168,811

Selling, general and administrative expenses	79,509	66,253	153,733	125,667
Depreciation and amortization	2,672	2,189	5,468	4,395
Income from operations	27,270	24,231	43,167	38,749

Interest expense	(170)	(1,503)	(433)	(2,878)
Interest and other income	3,171	2,214	6,180	4,064
Interest and other income, net	3,001	711	5,747	1,186
Income before tax expense	30,271	24,942	48,914	39,935

Income tax	11,655	9,498	18,832	15,135

Net income	$18,616	$15,444	$30,082	$24,800

Net income per common share:
Basic	$0.35	$0.35	$0.56	$0.57
Diluted	$0.35	$0.30	$0.56	$0.49

Weighted average shares outstanding:
Basic	53,277	44,611	53,478	43,557
Diluted	53,775	53,535	54,039	53,254

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Net income	$18,616	$15,444	$30,082	$24,800
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	367	(576)	512	(868)
Unrealized gain on marketable securities	6	14	15	11
Other comprehensive income (loss)	373	(562)	527	(857)
Comprehensive income	$18,989	$14,882	$30,609	$23,943

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Twenty- Six Weeks Ended
	June 30,	July 1,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,082	$24,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,468	4,749
Provision for doubtful accounts	2,999	3,180
Deferred income taxes	(6,144)	(5,604)
Stock-based compensation	3,891	540
Excess tax benefits from stock-based compensation	(3,505)	—
Tax benefit on stock options	—	3,248
Other operating activities	414	42
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(9,025)	(17,627)
Income taxes	4,001	5,839
Other assets	1,225	173
Accounts payable	(6,128)	2,965
Accrued wages and benefits	495	3,490
Workers’ compensation claims reserve	10,460	7,154
Other current liabilities	(38)	(151)
Net cash provided by operating activities	34,195	32,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,808)	(2,744)
Purchases of marketable securities	(36,255)	(50,888)
Maturities of marketable securities	34,916	52,822
Increase in restricted cash and other assets	(2,087)	(10,705)
Purchase of CLP Holdings Corp., net of cash acquired	—	(45,892)
Other	(167)	36
Net cash used in investing activities	(10,401)	(57,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(51,833)	—
Net proceeds from sale of stock through options and employee benefit plans	2,869	6,608
Excess tax benefits from stock-based compensation	3,505	—
Payments on debt	(829)	(1,141)
Net cash provided by (used in) financing activities	(46,288)	5,467
Effect of exchange rates on cash	676	(765)
Net change in cash and cash equivalents	(21,818)	(19,871)
CASH AND CASH EQUIVALENTS, beginning of period	82,155	87,555
CASH AND CASH EQUIVALENTS, end of period	$60,337	$67,684

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 30, 2005. Operating results for the twenty-six week period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 29, 2006.

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

Revision of the classification of certain securities
In connection with the preparation of our 2005 report on Form 10-K, we concluded that it was appropriate to classify our variable rate demand notes as short-term marketable securities, as opposed to their previous classification as cash and cash equivalents.  Accordingly, we revised the classification to report these securities as short-term marketable securities in our consolidated balance sheets for all periods presented.  We made corresponding adjustments to our consolidated statements of cash flows in our 2005 report on Form 10-K for the years presented to reflect the gross purchases and maturities of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents. As a result of this reclassification, net cash used in investing activities decreased for the twenty-six weeks ended July 1, 2005 by $4.9 million, for activity relating to these investments.  This classification revision did not affect previously reported cash flows provided by operating activities or financing activities in our previously reported consolidated statements of cash flows, nor did it affect our previously reported consolidated statements of income for any period.

Stock-based compensation
Effective the first fiscal quarter of 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method.  Under this transition method, we recognized stock-based compensation expense for stock-based awards granted subsequent to the year ended December 30, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We have historically recorded compensation expense for restricted stock grants and continue to do so under SFAS No. 123R. Results for prior periods have not been restated, as provided for under the modified-prospective method.  Compensation cost for all stock-based awards is recognized using the straight-line method.

Effective in the first fiscal quarter of 2006, we also elected to adopt FASB Staff Position (“FSP”) No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined under SFAS No. 123R for stock-based payments.

Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended June 30, 2006 was $1.4 million, before income taxes and included restricted stock expense of  $0.5 million, stock option expense of $0.8 million and expense of $0.1 million related to shares issued to employees under our Employee Stock Purchase Plan (ESPP).  The total related tax benefit was $0.5 million for the thirteen weeks ended June 30, 2006.  No stock-based compensation has been capitalized as of June 30, 2006.  Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended July 1, 2005 was $0.3 million before tax and consisted of restricted stock expense.

Total stock-based compensation expense recognized in the consolidated financial statements for the twenty-six weeks ended June 30, 2006 was $3.9 million, before income taxes and included restricted stock expense of  $1.6 million, stock option expense of $1.3 million and expense of $0.2 million related to shares issued to employees under our Employee Stock Purchase Plan (ESPP).  The remaining expense was made up of a payment of $0.8 million in unrestricted stock compensation to our board of directors.  The total related tax benefit was $1.5 million for the twenty-six weeks ended June 30, 2006.  Total stock-based compensation expense recognized in the consolidated financial statements for the twenty-six weeks ended July 1, 2005 was $0.5 million before tax and consisted of restricted stock expense.

The following table shows the effect on net income and net income per share for the thirteen and twenty-six weeks ended July 1, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, restricted stock and ESPP, in accordance with SFAS No. 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure  (in thousands, except per share amount):

	Thirteen Weeks Ended July 1, 2005	Twenty-Six Weeks Ended July 1, 2005

Net income as reported	$15,444	$24,800
Add: Stock based compensation as reported, net of tax	196	335
	15,640	25,135
Deduct: Total stock-based compensation expense determined under fair value method of all awards, net of tax	(460)	(997)
Pro Forma	$15,180	$24,138

Diluted Net Income Per Share
As Reported	$0.30	$0.49
Pro Forma	$0.30	$0.48

Basic Net Income Per Share
As Reported	$0.35	$0.57
Pro Forma	$0.34	$0.55

Disclosures for the period ended June 30, 2006 are not presented above since the amounts are recognized and reflected in the consolidated financials statements.  See further discussion of stock-based compensation in Note 10.

New accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on the return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is encouraged. We are currently evaluating the impact of Interpretation No. 48 and whether our adoption of the Interpretation will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less. The aggregate carrying value of our Marketable Securities was $94.9 million as of June 30, 2006 and $93.5 million at December 30, 2005. At June 30, 2006 and December 30, 2005, those securities were classified as available-for-sale and stated at fair value as reported by the Company’s investment brokers, with the unrealized holding gains and losses reported as a separate component of shareholders’ equity. There were no material unrealized holding gains or losses at June 30, 2006 or December 30, 2005. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the twenty-six weeks ended June 30, 2006 and July 1, 2005, there were no material realized gains or losses on sales of available-for-sale securities. These marketable securities are available to fund current operations, if necessary.

NOTE 3: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominantly for the purpose of securing our workers’ compensation obligations.  These assets may be released as workers’ compensation claims are paid or when letters of credit are released.

The following is a summary of restricted cash and other assets as of June 30, 2006 and December 30, 2005 (in millions):

	June 30, 2006	December 30, 2005
Workers’ Assurance Program — committed collateral*	$141.3	$138.8
Cash collateralizing surety bonds	8.4	9.7
Workers’ Assurance Program- uncommitted cash*	1.1	4.2
Other	4.0	—
Total Restricted Cash and Other Assets	$154.8	$152.7

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

Our restricted cash and other assets increased $2.1 million since the end of 2005. While our workers’ compensation reserve increased, the need to post additional collateral has been largely offset by favorable trends from our insurance company in the amount of collateral they require. Likewise, some of our cash-backed instruments are no longer required to be backed 100% by cash. See further discussion in Note 8.

NOTE 4: RECEIVABLES FROM INSURANCE COMPANIES

For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies from independent, third-party carriers, cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”).  We record a receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies.  We discount this receivable to its estimated net present value using the risk-free rate associated with the weighted average life of our excess claims. The weighted average claim life is obtained from our actuary. Included in other assets in the accompanying consolidated balance sheets as of June 30, 2006 and December 30, 2005 are discounted receivables from insurance companies, net of related valuation allowance, of  $16.7 million and $14.5 million, respectively.

When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Two of the workers’ compensation insurance companies with which we formerly did business are currently in liquidation or financial distress and have failed to pay a number of excess claims. We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. Although we believe it is probable that we will receive payments on the majority of our excess claims, we have concluded that recovery is unlikely on a portion of these claims. As a result, we have recorded a valuation allowance against the insurance receivables from these two insurance companies as of June 30, 2006 and December 30, 2005 in the amount of $2.5 million and $2.8 million, respectively.

We also record a receivable for other matters where we expect reimbursement from an insurance company.  Included in prepaid expenses, deposits and other in the accompanying Consolidated Balance Sheets at June 30, 2006 is an undiscounted receivable from our insurance company of $1.8 million in connection with certain litigation.  The receivable is not discounted due to the short-term nature of the expected reimbursement.

NOTE 5: INTANGIBLE ASSETS

The following table presents the Company’s purchased intangible assets other than goodwill, which are included in other assets in the Consolidated Balance Sheets (in thousands):

	June 30, 2006	December 30, 2005
Amortizable intangible assets:
Trade name/trademarks	$400	$400
Customer relationships	11,600	11,600
Non-compete agreements	1,600	1,600
	13,600	13,600
Less accumulated amortization	4,664	3,194
Total amortized intangible assets, net	$8,936	$10,406

Unamortizable intangible assets:
Trade name/trademarks	$6,500	$6,500
Total unamortizable intangible assets	$6,500	$6,500

We obtained our intangible assets as a result of the CLP Resources acquisition in May 2005 and the Spartan Staffing acquisition in April 2004. Intangible assets are amortized using the straight line method over their estimated useful lives, which range from 2.5 to 6.5 years for customer relationships, 1 to 2 years for non-compete agreements and 2.5 years for amortizable trade name/trademarks.  A majority of our trade name/trademarks do not have a definite life and, accordingly, are not amortized. Amortization expense of our amortizable intangible assets was $0.7 and $1.5 million for the thirteen weeks and twenty-six weeks ended June 30, 2006.  Amortization expense of our amortizable intangible assets was $0.5 and $0.7 million for the thirteen weeks and twenty-six weeks ended July 1, 2005.

The following table provides estimated amortization expense of intangible assets other than goodwill for the next five years and thereafter (in thousands):

Remainder of 2006	$1,062
2007	1,668
2008	1,585
2009	1,585
2010	1,585
Thereafter	1,451
$8,936

Goodwill totaled $37.4 million at June 30, 2006 and December 30, 2005.  Goodwill recorded as a result of the CLP Resources acquisition in 2005 totaled $31.0 million.  Goodwill recorded as a result of the Spartan Staffing acquisition in 2004 totaled $6.4 million. Goodwill that is tax deductible in future periods was $13.3 million at June 30, 2006.

NOTE 6: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance to our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually. We recently renewed our coverage with American International Group, Inc. (“AIG”), which is the insurance company for the majority of our workers’ compensation policies, for occurences in the period from July 2006 through June 2007. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using a discount rate based on average returns of “risk-free” Treasury instruments, which is evaluated on a quarterly basis.  At June 30, 2006, our reserves are discounted at rates ranging from 4.14% to 5.42%.  Included in the accompanying consolidated balance sheets as of June 30, 2006 and December 30, 2005 are discounted workers’ compensation claims reserves in the amounts of $178.3 million and $167.9 million.

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

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums and any changes in the valuation allowance related to receivables from insurance companies as described in Note 4. Workers’ compensation expense totaled $19.2 million for both the thirteen weeks ended June 30, 2006 and the thirteen weeks ended July 1, 2005. Workers’ compensation expense totaling $37.5 million and $34.7 million was recorded for the twenty-six weeks ended June 30, 2006 and July 1, 2005, respectively.

NOTE 7: NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing adjusted net income by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares include the dilutive effects of outstanding options, non-vested restricted stock and the conversion features of Subordinated Notes that were called in June 2005, except where their inclusion would be anti-dilutive.  The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our calculation are as follows:

	(Amounts in Thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Stock options and non-vested restricted stock	276	130	288	130

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented. Post SFAS No. 123R adoption it also includes anti-dilutive in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter.  In June 2005, we converted Convertible Subordinated Notes (“the Notes”) in the aggregate amount of $70.0 million.  Prior to the conversion of the Notes, we had anti-dilutive shares associated with the Notes when net income per share would have been higher had the Notes been converted to equity (the “if-converted” calculation).   The number of additional shares associated with the Notes was equal to the aggregate principal amount of the Notes, $70.0 million, divided by the stated conversion price of $7.26, or 9.6 million shares.

Adjusted net income and diluted common shares were calculated as follows:

	(Amounts in Thousands)
	Thirteen Weeks Ended
	June 30, 2006	July 1, 2005
Net income	$18,616	$15,444

Adjustments:
Interest on Notes	—	881
Amortization of costs for Notes issuance	—	124
Tax effect	—	(383)
Total adjustments	—	622

Adjusted net income	$18,616	$16,066

	Common Shares and Potential Common Shares (In Thousands)
	Thirteen Weeks Ended
	June 30, 2006	July 1, 2005
Weighted average number of common shares used in basic net income per common share	53,277	44,611

Effect of dilutive securities:
Stock options and non-vested restricted stock	498	889
Convertible Notes	—	8,035

Weighted average number of common shares and potential common shares used in diluted net income per common share	53,775	53,535

	(Amounts in Thousands)
	Twenty-Six Weeks Ended
	June 30, 2006	July 1, 2005
Net income	$30,082	$24,800

Adjustments:
Interest on Notes	—	1,859
Amortization of costs for Notes issuance	—	274
Tax effect	—	(808)
Total adjustments	—	1,325

Adjusted net income	$30,082	$26,125

	Common Shares and Potential Common Shares (In Thousands)
	Twenty-Six Weeks Ended
	June 30, 2006	July 1, 2005
Weighted average number of common shares used in basic net income per common share	53,478	43,557

Effect of dilutive securities:
Stock options and non-vested restricted stock	561	859
Convertible Notes	—	8,838

Weighted average number of common shares and potential common shares used in diluted net income per common share	54,039	53,254

NOTE 8: COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility
We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides the Company with access to loan advances and letters of credit. The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of June 30, 2006, our margin was 0.50% and our unused capacity fee was 0.15%.  At June 30, 2006, we had $48.1 million of letters of credit issued against that borrowing capacity leaving us with $31.9 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

Workers’ Compensation Commitments
We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Revolving Credit Facility bear fluctuating annual fees, which were approximately 0.55% of the principal amount of the letters of credit outstanding as of June 30, 2006.  The letters of credit issued related to our Workers’ Assurance Program bear fluctuating annual fees, which were approximately 0.46% of the principal amount of the letters of credit outstanding as of June 30, 2006.The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2.0% of the bond amount.

At June 30, 2006 and December 30, 2005 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	June 30,	December 30,
	2006	2005
Workers’ Assurance Program - committed collateral	$141.3	$138.8
Letters of credit	48.1	51.6
Surety bonds *	17.0	17.2
Other cash—backed instruments	3.9	—
Total Collateral Commitments	$210.3	$207.6

* We had $8.4 million and $9.7 million of restricted cash collateralizing our surety bonds at June 30, 2006 and December 30, 2005, respectively. While our workers’ compensation reserve increased, the need to post additional collateral has been largely offset by favorable trends from our insurance company in the amount of collateral they require. Likewise, some of our cash-backed instruments are no longer required to be backed 100% by cash.

Capital Leases
 The following is a summary of property held under non-cancelable capital leases:

	(Amounts in Thousands)
	June 30, 2006	December 30, 2005

Cash dispensing machines	$851	$1,158
Computers and software	2,947	1,804
Furniture and equipment	228	228
	4,026	3,190
Less accumulated depreciation and amortization	1,727	1,479

	$2,299	$1,711

Future minimum lease payments under these non-cancelable capital leases as of June 30, 2006 are as follows for each of the next five years and thereafter (in thousands):

Remainder of 2006	$393
2007	943
2008	195
2009	3
2010	—
Thereafter	—

Total minimum lease payments	1,534
Less amounts representing interest and taxes	66

Present value of net minimum lease payments	1,468
Less current maturities	1,104

Long-term portion	$364

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

Future non-cancelable minimum lease payments under our operating lease commitments as of June 30, 2006 are as follows for each of the next five years and thereafter (in thousands):

Remainder of 2006	$2,372
2007	3,009
2008	1,818
2009	964
2010	495
Thereafter	253
Total	$8,911

The majority of operating leases pertaining to branches provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at that time. Total branch office rent expense for the thirteen weeks ended June 30, 2006 and July 1, 2005 was approximately $6.2 million and $5.4 million, respectively.  Total branch office rent expense for the twenty-six weeks ended June 30, 2006 and July 1, 2005 was approximately $12.1 million and $10.6 million, respectively.

Legal Contingencies and Developments
From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the anticipated reimbursement. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for our contingent legal and regulatory liabilities in the amount of $6.5 million at June 30, 2006 and $10.9 million at December 30, 2005. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

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

On May 10, 2004, Lester Mason filed an action in the United States District Court for the Southern District of Florida, alleging that we violated state law in connection with fees charged for our cash dispensing machines and transportation of our temporary employees. The plaintiff sought damages of $1,000 per transaction and certification of a class of similarly situated Florida employees.  The court dismissed the action without prejudice in July 2004.  On August 5, 2004, Alexander Wright and Walter McLamore filed a similar action, seeking similar damages, in the Florida Circuit Court for Broward County. The plaintiffs voluntarily dismissed their case on December 8, 2004.  On March 31, 2005, Dave Lewis and Michael Lombardo filed a similar action, seeking similar damages in the United States District Court for the Southern District of Florida.   On November 29, 2005, the parties entered into a settlement agreement which resolved all outstanding claims.  On June 2, 2006, the court approved the terms of the settlement.  All amounts related to the settlement are accounted for in our established reserves for our contingent legal and regulatory liabilities.

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

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

	Twenty-Six Weeks Ended
	June 30, 2006	July 1, 2005
	(Amounts in Thousands)

Net cash paid for interest during the period	$295	$2,458
Net cash paid for income taxes during the period	$20,917	$11,638

Non-cash investing and financing activities:
Redemption of Convertible Subordinated Notes, net of fees	$—	$68,807
Contribution of common stock to 401(k) plan	$—	$381
Assets acquired with capital lease obligations	$279	$241
Common stock bonus	$346	$116
Asset retirement obligation	$—	$475
Unrealized gain on marketable securities	$15	$11

NOTE 10: STOCK BASED COMPENSATION

On May 18, 2005, our shareholders approved the Labor Ready, Inc. 2005 Long-Term Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights. The total number of shares authorized for the 2005 Plan is 5,500,000 shares. Future stock compensation awards will be awarded from the 2005 Plan.  Shares authorized under previous stock compensation plans totaled 7,700,000 shares with no remaining shares available for future grant.

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

Effective the first fiscal quarter of 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in our income statement over the requisite service period.  See information regarding stock-based compensation recorded in our income statement in Note 1 to this Form 10-Q.

Determination of Fair Value under SFAS No. 123R

Valuation and amortization method. We estimate the fair value of stock-based awards granted using the Black-Scholes option valuation model.  We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected life. The expected life of awards granted represents the period of time that they are expected to be outstanding.  We take several factors into account when determining expected life including contractual terms, vesting schedules, expected exercises as well as our historical experience with similar awards.

Expected volatility. We estimate the volatility of our common stock at the date of grant based on historical volatility of our common stock.  Our volatility is based on our historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-free interest rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

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

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Thirteen weeks		Twenty-Six weeks
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Expected life (in years)	—	3.0	3.48	3.1
Expected volatility	—	48.2%	43.5%	52.4%
Risk-free interest rate	—	3.7%	4.3%	3.3%
Expected dividend yield	—	0.0%	0.0%	0.0%
Weighted average fair value of options granted during the period	$—	$7.37	$7.80	$6.76

There were no stock options granted during the thirteen weeks ended June 30, 2006.

Stock option activity

As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.1 million, which is expected to be recognized over a weighted average period of 1.4 years through 2009.  Stock option activity follows (shares in thousands):

	Twenty-Six Weeks Ended June 30, 2006
	Shares	(1) Price
Outstanding at beginning of period	1,859	$10.32
Granted	224	$21.24
Exercised	(517)	$6.25
Forfeited	(31)	$15.16
Expired	(19)	$9.28

Outstanding at the end of the period	1,516	$13.16

Exercisable at the end of the period	733	$12.12

(1) Weighted average exercise price

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $14.4 million and $7.9 million, respectively, and is calculated as the difference between the market price of the underlying common stock at June 30, 2006 and the exercise price of the option for options that had exercise prices lower than the closing market price of our common stock at June 30, 2006.    The total intrinsic value of options exercised during the twenty-six weeks ended June 30, 2006 was $9.4 million and $16.5 million for the twenty-six weeks ended July 1, 2005, determined as of the date of exercise.

Additional information relating to stock options outstanding and exercisable at June 30, 2006 is as follows (in thousands, except per share amounts):

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$3.25	-	$3.80	3		$3.75	3	$3.75
$3.81	-	$6.00	145		$5.56	130	$5.54
$6.01	-	$14.00	843		$10.65	373	$10.63
$14.01	-	$22.47	525		$19.43	227	$18.73
$3.25	-	$22.47	1,516	3.40	$13.16	733	$12.12	3.17

Cash received from option exercises, net of tax withholdings, during the thirteen weeks ended June 30, 2006 and July 1, 2005 was $2.2 million and $3.8 million, respectively.  Cash received from option exercises, net of tax withholdings, during the twenty-six weeks ended June 30, 2006 and July 1, 2005 was $3.1 million and $6.2 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises during the twenty-six weeks ended June 30, 2006 and July 1, 2005 totaled $3.6 million and $3.2 million, respectively.

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

Restricted stock activity for twenty-six weeks ended June 30, 2006 follows (shares in thousands):

	Twenty-Six Weeks Ended June 30, 2006
	Shares	(1) Price
Nonvested at beginning of period	424	$17.77
Granted	228	$19.26
Vested	(144)	$16.18
Forfeited	(39)	$19.68

Nonvested at the end of the period	469	$18.79

(1) Weighted average market price on grant date

As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $8.1 million, which is expected to be recognized over a weighted average period of 2.0 years through 2010.  The total fair value of restricted shares vesting during the twenty-six weeks ended June 30, 2006 was $2.3 million.  No restricted shares vested during the twenty-six weeks ended July 1, 2005.

In February 2006 certain unvested restricted shares held by our former chief executive officer became fully vested upon appointment of our current chief executive officer.  As a result of this vesting acceleration we recognized additional compensation expense of $0.4 million in the first quarter of 2006.

Employee stock purchase plan
Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.3 million shares have been issued and 0.6 million shares remain available for future issuance.  The ESPP expires on June 30, 2008. During the twenty-six weeks ended June 30, 2006 and July 1, 2005, participants purchased 38,000 and 32,000 shares in the ESPP for cash proceeds of $0.7 million and $0.5 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan.  The requisite service period begins on the enrollment date and ends on the purchase date.

NOTE 11: STOCK REPURCHASE

Under our authorized share repurchase program, we purchased and retired 2.2 million shares of common stock at a weighted average price of $23.97, excluding commissions, for a total amount of $51.8 million during the twenty-six week period ended June 30, 2006.  We did not acquire shares of common stock during the twenty-six week period ended July 1, 2005. As of June 30, 2006, there were no additional shares authorized for repurchase. Share repurchases were funded through cash and cash equivalents and were part of our capital management program.

Subsequent to the end of the quarter, on July 25, 2006, we announced that our Board of Directors authorized the future purchase of our common stock in either open market or private transactions at a total cost of up to $50,000,000. The shares will be repurchased from time to time as, in the opinion of management, market conditions warrant. The Company plans to complete the repurchase program no later than the end of 2006. As of August 3, 2006, there were no significant repurchases under the new authorization.

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

Our second quarter of 2006 was highlighted by a 15.1% increase in revenue to $339.8 million compared to revenue of $295.2 million for the second quarter of 2005. This revenue growth resulted in a 20.8% increase in net income for the quarter of $18.6 million or $0.35 per diluted share, compared to net income of $15.4 million or $0.30 per diluted share for the second quarter of 2005.  The change in revenue was made up of the following five components: (a) a 7.9% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a 7.3% increase due to the acquisition of CLP Resources in May 2005 (c)

a (0.9%) decline in revenue related to branches closed over the past twelve months, (d) a 1.3% increase in revenue from new branches opened less than one year, excluding the acquired branches and (e) a net (0.5%) decrease from other miscellaneous factors. Along with the increase in revenue, gross margin was 32.2% for the second quarter of 2006 compared to 31.4% for the second quarter of 2005. The increase in gross margin this quarter was primarily due to a decrease in workers’ compensation expense.  The decrease in workers compensation expense is due to our actuary reducing our 2006 expense rate as well as our existing reserves due to the consistent downward trend in our number of worker accidents and cost of claims.  The relationship between bill and pay rates remained stable with bill rates increasing 3.9% and pay rates increasing 4.0% this quarter in comparison with second quarter of 2005.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 23.4% for the quarter ended June 30, 2006 compared to 22.4% for the quarter ended July 1, 2005.  This increase was primarily attributable to two factors.  The first was the acquisition of CLP Resources in May 2005. The higher cost structure of CLP resulted in a higher blended SG&A percentage for the Company as a whole.  The second reason for the increase in SG&A as a percentage of sales is due to higher stock-based compensation.

Effective the first fiscal quarter of 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method.  Under this transition method, we recognized stock-based compensation expense for stock based awards granted subsequent to the year ended December 30, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We historically recorded stock-based compensation expense for restricted stock grants and will continue to do so. Results for prior periods have not been restated, as provided for under the modified-prospective method.  Compensation cost for all stock-based awards is recognized using the straight-line method over the requisite service period.  Total stock-based compensation cost recorded for the thirteen weeks ended June 30, 2006 was $1.4 million before income tax effect.  Also, in 2005 we began granting more restricted stock as opposed to stock options as part of our compensation strategy.  Restricted stock expense, before income tax effect, for the thirteen weeks ended June 30, 2006 was $0.5 million compared to $0.3 million for the thirteen weeks ended July 1, 2005.

Net interest and other income improved to 0.9% of revenue for the thirteen weeks ended June 30, 2006 compared to 0.2% for the thirteen weeks ended July 1, 2005.  The increase in net interest and other income is largely due to a reduction in interest expense related to the elimination of $70.0 million of debt in June of 2005, as well as increased yields on invested cash.

The first half of 2006 was highlighted by an 18.3% increase in revenue to $636.8 million compared to revenue of $538.4 million for the first half of 2005. This revenue growth resulted in a 21.3% increase in net income for the first half of 2006 of $30.1 million or $0.56 per diluted share, compared to net income of $24.8 million or $0.49 per diluted share for the first half of 2005.  The change in revenue was made up of the following five components: (a) a 9.2% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a 9.3% increase due to the acquisition of CLP Resources in May 2005 (c) a (0.8%) decline in revenue related to branches closed over the past twelve months, (d) a 1.3% increase in revenue from new branches opened less than one year, excluding the acquired branches and (e) a net (0.7%) decrease from other miscellaneous factors. Along with the increase in revenue, gross margin was 31.8% for the first half of 2006 compared to 31.4% for the first half of 2005. The increase in gross margin was primarily due to a decrease in workers’ compensation expense.  The decrease in workers compensation expense is due to our actuary reducing our 2006 expense rate as well as our existing reserves due to the consistent downward trend in our number of worker accidents and cost of claims.  The relationship between bill and pay rates remained stable with bill rates increasing 4.0% and pay rates increasing 4.1%. SG&A expenses as a percentage of revenue were 24.1% for the first half of 2006 compared to 23.3% for the first half of 2005.  This increase was primarily attributable to two factors.  The first was the acquisition of CLP Resources in May 2005. The higher cost structure of CLP resulted in a higher blended SG&A percentage for the Company as a whole.  The second reason for the increase in SG&A as a percentage of sales is due to higher stock-based compensation.  Total stock-based compensation cost recorded for the twenty-six weeks ended June 30, 2006 was $3.9 million before income tax effect.  Also, in 2005 we began granting more restricted stock as opposed to stock options as part of our compensation strategy.  Restricted stock expense, before income tax effect, for the twenty-six weeks ended June 30, 2006 was $1.6 million compared to $0.5 million for the thirteen weeks ended July 1, 2005.  During the first quarter of 2006 we also made a payment of $0.8 million in unrestricted stock compensation to our board of directors.

Results of Operations

Thirteen Weeks Ended June 30, 2006 Compared to Thirteen Weeks Ended July 1, 2005

The following table compares the operating results for the thirteen weeks ended June 30, 2006 and July 1, 2005 (in thousands):

	Thirteen Weeks Ended
	June 30, 2006	July 1, 2005	Percent Change
Revenue from services	$339,777	$295,208	15.1%
Cost of services	230,326	202,535	13.7%
Gross profit	109,451	92,673	18.1%
Selling, general and administrative expenses	79,509	66,253	20.0%
Depreciation and amortization	2,672	2,189	22.1%
Interest expense	(170)	(1,503)	88.7%
Interest and other income	3,171	2,214	43.2%
Income before tax expense	30,271	24,942	21.4%
Net income	$18,616	$15,444	20.5%

Branch Offices and Revenue from Services.  The number of branch offices increased to 923 at June 30, 2006 from 893 at July 1, 2005, a net increase of 30 branch offices or 3.4%.  Revenue for the quarter increased 15.1% compared to the same quarter a year ago.  The change in revenue was made up of the following five components: (a) a 7.9% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a 7.3% increase due to the acquisition of CLP Resources in May 2005 (c) a (0.9%) decline in revenue related to branches closed over the past twelve months, (d) a 1.3% increase in revenue from new branches opened less than one year, excluding the acquired branches and (e) a net (0.5%) decrease from other miscellaneous factors.

Cost of Services and Gross Profit.  Cost of services was 67.8% of revenue for the quarter ended June 30, 2006 compared to 68.6% for the quarter ended July 1, 2005. Workers’ compensation costs for the second quarter of 2006 were approximately 5.7% of revenue compared to 6.5% in the second quarter of 2005. The reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents.  Gross profit increased to 32.2% for the quarter ended June 30, 2006 compared to 31.4% for the quarter ended July 1, 2005.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 23.4% for the thirteen weeks ended June 30, 2006 compared to 22.4% for the thirteen weeks ended July 1, 2005.  This increase was primarily attributable to two factors.  The first was the acquisition of CLP Resources in May 2005. The higher cost structure of CLP resulted in a higher blended SG&A percentage for the Company as a whole.  The second reason for the increase in SG&A as a percentage of sales is due to increased stock-based compensation related to the adoption of FAS 123R in 2006 and an increase in restricted stock expense.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased to $2.7 million for the thirteen weeks ended June 30, 2006 from $2.2 million for the thirteen weeks ended July 1, 2005.  This increase is primarily attributable to the depreciation and amortization on acquired CLP assets.

Interest Expense. We recorded interest expense of $0.2 million for the thirteen weeks ended June 30, 2006 compared to $1.5 million for the thirteen weeks ended July 1, 2005. The decrease is due to the redemption of our Convertible Subordinated Notes to common stock during the second quarter of 2005.

Interest and Other Income. We recorded interest and other income of $3.2 million for the thirteen weeks ended June 30, 2006 compared to $2.2 million for the thirteen weeks ended July 1, 2005. The change in interest and other income quarter over quarter is attributable to higher cash and restricted cash balances and increased yields on invested cash.

Income Tax Our effective tax rate was 38.5% for the thirteen weeks ended June 30, 2006 compared to 38.1% for the thirteen weeks ended July 1, 2005.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.

The increase in our effective tax rate reflects the loss of benefit from the expiration of the Work Opportunity Tax Credit at the end of 2005.

Twenty-Six Weeks Ended June 30, 2006 Compared to Twenty-Six Weeks Ended July 1, 2005

The following table compares the operating results for the twenty-six weeks ended June 30, 2006 and July 1, 2005 (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2006	July 1, 2005	Percent Change
Revenue from services	$636,844	$538,424	18.3%
Cost of services	434,476	369,613	17.5%
Gross profit	202,368	168,811	19.9%
Selling, general and administrative expenses	153,733	125,667	22.3%
Depreciation and amortization	5,468	4,395	24.4%
Interest expense	(433)	(2,878)	85.0%
Interest and other income	6,180	4,064	52.1%
Income before tax expense	48,914	39,935	22.5%
Net income	$30,082	$24,800	21.3%

Branch Offices and Revenue from Services.  The number of branch offices increased to 923 at June 30, 2006 from 893 at July 1, 2005, a net increase of 30 branch offices or 3.4%.  Revenue for the first half of 2006 increased 18.3% compared to the same period a year ago.  The change in revenue was made up of the following five components: (a) a 9.2% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a 9.3% increase due to the acquisition of CLP Resources in May 2005 (c) a (0.8%) decline in revenue related to branches closed over the past twelve months, (d) a 1.3% increase in revenue from new branches opened less than one year, excluding the acquired branches and (e) a net (0.7%) decrease from other miscellaneous factors.

Cost of Services and Gross Profit.  Cost of services was 68.2% of revenue for the twenty-six weeks ended June 30, 2006 compared to 68.6% for the twenty-six weeks ended July 1, 2005.  Workers’ compensation costs for the second half of 2006 were approximately 5.9% of revenue compared to 6.5% in the same period of 2005. The reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents.  Gross profit was 31.8% for the twenty-six week periods ended June 30, 2006 and 31.4% for the twenty-six week periods ended July 1, 2005.

Selling, General, and Administrative Expenses.  SG&A expenses as a percentage of revenue were 24.1% for the twenty-six weeks ended June 30, 2006 compared to 23.3% for the twenty-six weeks ended July 1, 2005.  This increase was primarily attributable to two factors.  The first was the acquisition of CLP Resources in May 2005. The higher cost structure of CLP resulted in a higher blended SG&A percentage for the Company as a whole.  The second reason for the increase in SG&A as a percentage of sales is due to increased stock-based compensation related to the adoption of FAS 123R and an increase in restricted stock expense.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased to $5.5 million for the twenty-six weeks ended June 30, 2006 from $4.4 million for the twenty-six weeks ended July 1, 2005.  This increase is primarily attributable to the depreciation and amortization on acquired CLP assets.

Interest Expense. We recorded interest expense of $0.4 million for the twenty-six weeks ended June 30, 2006 compared to $2.9 million for the twenty-six weeks ended July 1, 2005. The decrease is due to the conversion of our Convertible Subordinated Notes to common stock during the second quarter of 2005.

Interest and Other Income. We recorded interest and other income of $6.2 million for the twenty-six weeks ended June 30, 2006 compared to $4.1 million for the twenty-six weeks ended July 1, 2005. The change in interest and other income year over year is attributable to higher cash and restricted cash balances and increased yields on invested cash.

Income Tax. Our effective tax rate was 38.5% for the twenty-six weeks ended June 30, 2006 compared to 37.9% for the twenty-six weeks ended July 1, 2005.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, certain non-deductible expenses and the valuation allowance discussed below.  The increase in our effective tax rate is due to the expiration of the Work Opportunity Tax Credit at the end of 2005.

We have a net deferred tax asset of approximately $12.3 million at June 30, 2006 resulting primarily from workers’ compensation reserves, contingent liabilities and allowance for doubtful accounts.  We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against certain domestic and foreign net operating loss carry forward benefits in the amount of  $10.3 million at June 30, 2006 and $8.2 million at December 30, 2005.

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

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operating Activities
Net cash provided by operating activities was $34.2 million for the twenty-six weeks ended June 30, 2006. This increase was due primarily to the growth in our net income and increases in our workers compensation claims reserve.   These increases were partially offset by cash outflows due to increases in our deferred tax assets and increases in our accounts receivable.

Our net income for the twenty-six weeks ended June 30, 2006 was $30.1 million.  The workers’ compensation claims reserve increased $10.5 million during the first half of 2006 compared to a $7.2 million increase during the same period a year ago. Overall, the growth in our workers’ compensation claims reserve is the result of an increased exposure base which is related to increased revenue.  The reserve is increased in relation to temporary payroll hours billed and reduced as we pay claims over a weighted average period of approximately six years. The positive impacts discussed above were partially offset by the increases in our deferred tax assets and increases in our accounts receivable.  The change in our deferred tax assets of $6.1 million is due mostly to the reduction of deferred tax liabilities relating to workers’ compensation insurance.  The increase in our accounts receivable was due mainly to the increase in sales attributable to accounts receivable as compared to year-end.

We typically pay our temporary workers on a daily basis, bill our customers weekly and, on average, collect monthly.  Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows from Investing Activities
Net cash used in investing activities was $10.4 million for the twenty-six weeks ended June 30, 2006. Cash used in investing activities primarily related to the increase in capital expenditures due to an upgrade of security systems at the branches and other technology upgrades.

Cash Flows from Financing Activities
Net cash used in financing activities was $46.3 million for the twenty-six weeks ended June 30, 2006.  Under our authorized share repurchase program, we acquired 2.2 million shares of common stock at a weighted average price of $23.97, excluding commissions, for a total amount of $51.8 million during the twenty-six week period ended June 30, 2006.  As of June 30, 2006, there were no additional shares authorized for repurchase. Share repurchases were funded through cash and cash equivalents and were part of our active capital management program.

On July 25, 2006 we announced that our Board of Directors authorized the future purchase of our common stock in either open market or private transactions at a total cost of up to $50,000,000. The shares will be repurchased from time to time as, in the opinion of management, market conditions warrant. The Company plans to complete the repurchase program no later than the end of 2006.  As of August 3, 2006, there were no significant repurchases under the new authorization.

Capital Resources

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides the Company with access to loan advances and letters of credit. The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of June 30, 2006, our margin was 0.50% and our unused capacity fee was 0.15%.  We had $48.1 million of letters of credit issued against that borrowing capacity leaving us with $31.9 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts that we control as well as cash deposits held by our insurance carriers.  At June 30, 2006 we had restricted cash in our Workers’ Assurance Program totaling $142.4 million.  Of this cash, $141.3 million was committed to insurance carriers leaving $1.1 million available for future needs.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

As described in Notes 4 and 6 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q, we provide workers’ compensation insurance to our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually. We recently renewed our coverage with American International Group, Inc. (“AIG”), which is the insurance company for the majority of our workers’ compensation policies, for occurences in the period from July 2006 through June 2007. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they become responsible should we become insolvent.  Such amounts can increase or decrease independent of our assessments and reserves.

At June 30, 2006 and December 30, 2005 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	June 30,	December 30,
	2006	2005
Workers’ Assurance Program - committed collateral	$141.3	$138.8
Letters of credit	48.1	51.6
Surety bonds *	17.0	17.2
Other cash—backed instruments	3.9	-
Total Collateral Commitments	$210.3	$207.6

* We had $8.4 million and $9.7 million of restricted cash collateralizing our surety bonds at June 30, 2006 and December 30, 2005, respectively. While our workers’ compensation reserve increased, the need to post additional collateral has been largely offset by favorable trends from our insurance company in the amount of collateral they require. Likewise, some of our cash-backed instruments are no longer required to be backed 100% by cash. (See Note 3 of Notes to Consolidated Financial Statements found in Item I of Part I of this Form 10-Q.)

Our total collateral commitments exceed our workers’ compensation reserve due to several factors including the following which are reconciled below: (a) our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve; (b) a delay in the release of collateral posted with prior insurance companies for claims that have been previously paid and, therefore, are no longer reflected in the reserve; (c) collateral posted with the current insurance carrier in comparison to the estimated balance of unpaid claims; and (d) discounted reserves for claims above our deductible.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	June 30,	December 30,
	2006	2005

Ending workers’ compensation reserve:	$178.3	$167.9
a) Discount on reserves	38.7	35.7
b) Timing of collateral release with prior providers	14.8	17.4
c) Collateral posted with current provider in comparison to obligation incurred	0.5	6.5
d) Reserves for claims above our deductible (“excess claims”), net of discount	(22.0)	(19.9)

Total Collateral Commitments	$210.3	$207.6

Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our Workers’ Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts that we control, and cash deposits held by our insurance carriers.  The fees related to those instruments subject to an annual fee were approximately 0.43% as of June 30, 2006.

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

	(Amounts in Thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Beginning balance	$173,332	$139,801	$167,859	$135,612

Self-insurance reserve expense
Expenses related to current year (net of discount)	16,919	16,753	32,969	30,705
Change related to prior years	(3,062)	(2,127)	(6,358)	(3,754)
Total	13,857	14,626	26,611	26,951

Amortization of prior years discount	904	583	2,266	997

Payments
Payments related to current year claims	(2,108)	(2,366)	(2,634)	(2,931)
Payments related to claims from prior years	(8,277)	(9,314)	(17,700)	(17,508)
Total	(10,385)	(11,680)	(20,334)	(20,439)

Net change in excess claims reserve	611	326	1,917	535
CLP liability assumed, net of discount.	—	13,104	—	13,104

Ending balance	178,319	156,760	178,319	156,760
Less current portion	46,587	45,074	46,587	45,074
Long-term portion	$131,732	$111,686	$131,732	$111,686

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods, and establishes rates for future accruals.  Our policy is to set our reserve each quarter at the estimate provided by our independent actuary unless significant trends or fact patterns warrant otherwise. Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  Our claims reserves are discounted to their estimated net present value using a discount rate based on average returns of “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims. At June 30, 2006 our reserves are discounted at rates ranging from 4.14% to 5.42%.

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

Other
Included in cash and cash equivalents at June 30, 2006 and December 30, 2005 is cash held within branch CDMs for payment of temporary payrolls in the amount of approximately $16.4 million and $18.1 million, respectively.

Our capital expenditures were $7.1 million and $3.0 million for the twenty-six weeks ended June 30, 2006 and July 1, 2005, respectively.  We anticipate additional capital expenditures for the remainder of 2006 to be approximately $4.0 million.

Contractual Obligations and Commitments
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during the second quarter of 2006.

The following table provides a summary of our contractual obligations as of June 30, 2006:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2006	2007 through 2008	2009 through 2010	2011 and later
Capital lease obligations (1)	$1,534	$393	$1,138	$3	$—
Operating leases (2)	8,911	2,372	4,827	1,459	253
Purchase obligations (3)	2,138	2,138	—	—	—
Other long-term obligations (4)	2,727	1,688	1,039	—	—
Other cash obligations (5)	36,226	21,551	14,675	—	—

Total Contractual Cash Obligations	$51,536	$28,142	$21,679	$1,462	$253

(1)             Primarily payments on leases of the Cash Dispensing Machines, which include interest and tax amounts.

(2)             Excludes all payments related to branch leases cancelable within 90 days. See Note 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

(3)             Binding purchase orders for goods or services outstanding at June 30, 2006.

(4)             Voice and data service contracts and licensing agreements.

(5)             Collateral obligations and premiums related to workers’ compensation policy year ended July 1, 2007.

The following table provides a summary, by period of expiration, of commercial commitments and other commitment capacity available to us as of June 30, 2006:

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total	2006	2007 through 2008	2009 through 2010	2011 and later

Revolving Credit Facility (6)	$80,000	$—	$80,000	$—	$—
Surety bonds (6)	17,000	17,000	—	—	—

Total Commercial Commitments	$97,000	$17,000	$80,000	$—	$—

Other Commitment Capacity

Workers’ Assurance Program-currently restricted cash (7)	142,400
Workers’ Assurance Program-cash available for future restriction (7)	76,000

Total Commercial Commitments and other Collateral Capacity	315,400

Total Collateral Commitments Outstanding at June 30, 2006	(210,291)

Available Commitment Capacity	$105,109

(6)             See Note 8 of Notes to Consolidated Financial Statements found in Item I of Part I of this Form 10-Q.

(7)             The amounts of cash available for future restriction are limited by our Revolving Credit Facility, and are subject to cash availability at the time of the restriction. We are allowed to restrict up to a maximum of 110% of the workers’ compensation liabilities that are transferred to our Workers’ Assurance Program. See description of the Revolving Credit Facility and our Workers’ Assurance Program in Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Form 10-Q.

Risk Factors

Investing in our securities involves a high degree of risk.  The following risk factors, issues and uncertainties should be considered in evaluating our future prospects.  In particular, keep these risk factors in mind when you read “forward–looking” statements elsewhere in this report.  Forward–looking statements relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward–looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward–looking statements.  Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

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
We are required to pay workers’ compensation benefits for our temporary and permanent employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers’ compensation insurance coverages. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. While we have secured coverage with American International Group, Inc. (AIG), which is the insurance company for the majority of our workers’ compensation policies, for occurrences in the period from July 2006 through June 2007, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after June 2007.  In the event we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

We maintain employment practice liability insurance (EPLI) for certain types of claims that may arise out of the course of employment.  We currently maintain a policy with a $1.0 million deductible for single-party claims and a $2.5 million deductible for multiple-party claims with a maximum aggregate coverage of $10.0 million per claim and per policy year which is applicable to the coverage period of July 2006 through July 2007.  The EPLI market has experienced increasing losses in recent periods creating increases in insurance premiums, increases in deductible limits, and decreases in overall coverage.  In the event we are unable to retain EPLI coverage on commercially reasonable terms, our financial condition and results of operations could suffer.

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

Legion and Reliance are in liquidation and have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”). We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we have concluded it is likely that we will be unable to obtain reimbursement for at least a portion of these excess claims.  To the extent we experience additional claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may be forced to satisfy some or all of those claims directly; this in turn could harm our financial condition or results of operations.

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims in excess of the deductible.  We record a receivable for the insurance coverage on excess claims.  We have also recorded a valuation allowance against the insurance receivables from Legion and Reliance to reflect our best estimates of amounts we may not realize as a result of the liquidations of those insurers. The outcome of those liquidations is inherently uncertain; we may realize significantly less than currently estimated, in which case an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

Our operations expose us to the risk of litigation which could lead to significant potential liability and costs that could harm our business, financial condition or results of operations.
We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state laws and regulations relating to employment.  This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity, personal injury and other claims. We are also subject to other types of claims in the ordinary course of our business.  Some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and harmful to our business

In addition, we are exposed to class action litigation. The costs of defense and the risk of loss in connection with class action suits are greater than in single-party claims. Due to the costs of defending against such litigation, any judgments that may be awarded against us and the loss of significant management time devoted to such litigation, we cannot assure you that such litigation will not disrupt our business or impact our financial results.

With regard to employment claims, we currently maintain a policy with a $1.0 million deductible for single-party claims and a $2.5 million deductible for multiple-party claims with a maximum aggregate coverage of $10.0 million per claim and per policy year which is applicable to the coverage period of July, 2006 through June, 2007. With regard to general liability claims, we currently maintain a policy with a $1.0 million deductible for all claims with a maximum coverage of $500,000 per claim and a $5.0 million aggregate per policy year which is applicable to the coverage period of July 2006 through July 2007.

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
Our international branch operations expose us to certain risks.  If we are not able to effectively manage those risks, our financial results could be harmed.  As of June 30, 2006, we had 90 branches outside the United States in the United Kingdom and Canada.  Risks not already discussed in connection with our domestic branch operations include: fluctuations in the value of foreign currencies and the additional expense and risks inherent in operations in geographically and culturally diverse locations.

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
We require significant working capital in order to operate our business. We have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.  We invest significant cash into the opening and operations of new branches until they begin to generate revenue sufficient to cover their operating costs.  We also pay our temporary employees on a daily basis and bill our customers on a weekly basis, and, on average, collect monthly.  As a result, we must maintain cash reserves to pay our temporary employees prior to receiving payment from our customers.  In addition, we are required to pledge certain short-term assets to secure letters of credit and to pledge other assets to collateralize our workers’ compensation obligations. These collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes.  As a result of these factors, if our available cash balances and borrowing base under our existing credit facilities do not grow commensurate with the growth in our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

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
Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense and in the event we experience turnover in our key management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully assimilate new key management personnel into our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions will temporarily harm our financial performance and results of operations until new management becomes familiar with our business.  We do not maintain key person life insurance on any of our executive officers.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  As of June 30, 2006, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2005 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of June 30, 2006, our marketable securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less .  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2005 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)).  Based on this evaluation, our CEO and our CFO concluded that, as of June 30, 2006, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  During the twenty-six weeks ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                          Unregistered Sales of Equity Securities; Use of Proceeds and Issuer Purchases of Securities

The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 30, 2006.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs (1)	Maximum number of shares that may yet be purchased under plans or programs
4/1/06 through 4/28/06	1,051	$26.85	—	1,160,000
4/29/06 through 5/26/06	1,161,306	$25.77	1,160,000	—
5/27/06 through 6/30/06	1,006,653	$21.89	1,000,000	—
Total	2,169,010	$23.97	2,160,000	—

(1)             During the thirteen weeks ended June 30, 2006, we purchased 9,010 shares in order to satisfy tax withholding obligations upon the vesting of restricted stock.  These shares were not acquired pursuant to any repurchase plan or program.

(2)             Weighted average price paid per share does not include any adjustments for commissions.

Subsequent to the end of the quarter, on July 25, 2006, we announced that our Board of Directors authorized the future purchase of our common stock in either open market or private transactions at a total cost of up to $50,000,000. The shares will be repurchased from time to time as, in the opinion of management, market conditions warrant. The Company plans to complete the repurchase program no later than the end of 2006. As of August 3, 2006, there were no significant repurchases under the new authorization.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 17, 2006, the following proposals were adopted by the margins indicated:

PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Steven C. Cooper, Keith D. Grinstein, Thomas E. McChesney, Gates McKibbin, Joseph P. Sambataro, Jr., William W. Steele, Robert J. Sullivan and Craig E. Tall.  Each of these nominees was elected or reelected to serve for a one year term, by the following margins of votes:

Nominees	For	Withheld
Steven C. Cooper	50,267,614	218,484
Keith D. Grinstein	49,223,442	1,262,656
Thomas E. McChesney	50,157,081	329,017
Gates McKibbin	50,344,382	141,716
Joseph P. Sambataro, Jr.	50,157,794	328,304
William W. Steele	50,344,407	141,691
Robert J. Sullivan	50,155,204	330,894
Craig E. Tall	50,453,727	32,371

PROPOSAL 2: Ratification of the selection of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending December 29, 2006.

For	Against	Abstain
49,955,984	508,759	21,355

Item 5.                          Other Information

None.

Item 6.                          Exhibits

Exhibits
31.1	Certification of Steven C. Cooper., Chief Executive Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Derrek L. Gafford, Chief Financial Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Steven C. Cooper., Chief Executive Officer of Labor Ready, Inc. and Derrek L. Gafford, Chief Financial Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Steven C. Cooper	8/3/06
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer
and President

/s/ Derrek L. Gafford	8/3/06
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer