Form 10-Q
period 2006-09-29
LABOR READY INC
filed 2006-11-02
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2006

or

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

As of October 27, 2006, there were 52,120,272 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

PART I.  Financial Information

Item 1.        Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	September 29,	December 30,
	2006	2005
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$65,031	$82,155
Marketable securities	95,190	93,510
Accounts receivable	149,406	127,354
Allowance for doubtful accounts	(5,526)	(5,395)
Prepaid expenses, deposits and other	18,708	15,227
Income tax receivable	1,465	3,342
Deferred income taxes	11,496	2,470

Total current assets	335,770	318,663

PROPERTY AND EQUIPMENT:
Buildings and land	20,437	18,194
Computers and software	37,921	34,465
Cash dispensing machines	14,261	15,420
Furniture and equipment	7,900	4,895
	80,519	72,974
Less accumulated depreciation and amortization	49,992	46,359

Property and equipment, net	30,527	26,615

OTHER ASSETS:
Restricted cash and other assets	152,395	152,679
Deferred income taxes	3,349	3,931
Goodwill	37,364	37,370
Other assets	33,803	32,818

Total other assets	226,911	226,798

Total assets	$593,208	$572,076

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 29,	December 30,
	2006	2005
	(Unaudited)

CURRENT LIABILITIES:
Accounts payable	$22,013	$25,759
Accrued wages and benefits	26,923	26,741
Current portion of workers’ compensation claims reserve	49,089	46,211
Other current liabilities	1,027	1,303

Total current liabilities	99,052	100,014

LONG-TERM LIABILITIES:
Workers’ compensation claims reserve, less current portion	136,338	121,648
Other non-current liabilities	854	1,816

Total long-term liabilities	137,192	123,464

Total liabilities	236,244	223,478

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 51,966 and 53,838 shares issued and outstanding	102,332	149,415
Cumulative foreign currency translation adjustment, net of tax	2,759	2,261
Cumulative unrealized gain (loss) on marketable securities	17	(24)
Retained earnings	251,856	196,946

Total shareholders’ equity	356,964	348,598

Total liabilities and shareholders’ equity	$593,208	$572,076

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Revenue from services	$374,126	$360,445	$1,010,970	$898,869

Cost of services	253,262	247,572	687,738	617,185
Gross profit	120,864	112,873	323,232	281,684

Selling, general and administrative expenses	81,790	76,491	235,523	202,158
Depreciation and amortization	2,441	2,469	7,909	6,864
Income from operations	36,633	33,913	79,800	72,662

Interest expense	(149)	(772)	(582)	(3,650)
Interest and other income	3,167	2,193	9,347	6,257
Interest and other income, net	3,018	1,421	8,765	2,607

Income before tax expense	39,651	35,334	88,565	75,269

Income tax	14,823	13,542	33,655	28,677

Net income	$24,828	$21,792	$54,910	$46,592

Net income per common share:
Basic	$0.48	$0.41	$1.04	$1.00
Diluted	$0.48	$0.40	$1.03	$0.89

Weighted average shares outstanding:
Basic	51,690	53,243	52,882	46,785
Diluted	52,009	54,275	53,361	53,546

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Net income	$24,828	$21,792	$54,910	$46,592
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(14)	199	498	(669)
Unrealized gain on marketable securities	26	—	41	11
Other comprehensive income (loss)	12	199	539	(658)
Comprehensive income	$24,840	$21,991	$55,449	$45,934

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirty-Nine Weeks Ended
	September 29,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,910	$46,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,909	6,864
Provision for doubtful accounts	5,445	5,921
Deferred income taxes	(8,993)	(9,626)
Stock-based compensation	5,129	1,027
Excess tax benefits from stock-based compensation	(3,741)	—
Tax benefit on stock options	—	3,742
Other operating activities	423	117
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(27,366)	(43,130)
Income taxes	5,798	21,991
Other assets	(6,559)	(6,401)
Accounts payable	(3,708)	4,204
Accrued wages and benefits	529	3,072
Workers’ compensation claims reserve	17,568	17,994
Other current liabilities	(38)	(150)
Net cash provided by operating activities	47,306	52,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,141)	(4,208)
Purchases of marketable securities	(59,410)	(58,200)
Maturities of marketable securities	57,771	71,715
Increase (decrease) in restricted cash and other assets	284	(18,338)
Purchase of CLP Holdings Corp., net of cash acquired	—	(45,955)
Other	(167)	(135)
Net cash used in investing activities	(11,663)	(55,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(59,865)	—
Net proceeds from sale of stock through options and employee benefit plans	3,385	7,262
Excess tax benefits from stock-based compensation	3,741	—
Payments on debt	(1,013)	(1,553)
Net cash provided by (used in) financing activities	(53,752)	5,709
Effect of exchange rates on cash	985	(502)
Net change in cash and cash equivalents	(17,124)	2,303
CASH AND CASH EQUIVALENTS, beginning of period	82,155	87,555
CASH AND CASH EQUIVALENTS, end of period	$65,031	$89,858

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 30, 2005. Operating results for the thirty-nine week period ended September 29, 2006 are not necessarily indicative of the results that may be expected for the year ending December 29, 2006.

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

Revision of the classification of certain securities

In connection with the preparation of our 2005 report on Form 10-K, we concluded that it was appropriate to classify our variable rate demand notes as short-term marketable securities, as opposed to their previous classification as cash and cash equivalents.  Accordingly, we revised the classification to report these securities as short-term marketable securities in our consolidated balance sheets for all periods presented.  We made corresponding adjustments to our consolidated statements of cash flows in our 2005 report on Form 10-K for the years presented to reflect the gross purchases and maturities of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents.  As a result of this reclassification, net cash used in investing activities decreased for the thirty-nine weeks ended September 30, 2005 by $19.2 million, for activity relating to these investments.  This classification revision did not affect cash flows provided by operating activities or financing activities in our previously reported consolidated statements of cash flows, nor did it affect our previously reported consolidated statements of income for any period.

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

Effective in the first fiscal quarter of 2006, we also elected to adopt FASB Staff Position (“FSP”) No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined under SFAS No. 123R for stock-based payments.

Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended September 29, 2006 was $1.2 million, before income taxes and included restricted stock expense of $0.6 million, stock option expense of $0.5 million and expense of $0.1 million related to shares issued to employees under our Employee Stock Purchase Plan (ESPP).  The total related tax benefit was $0.4 million for the thirteen weeks ended September 29, 2006.  No stock-based compensation has been capitalized as of September 29, 2006.  Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended September 30, 2005 was $0.5 million before tax and consisted of restricted stock expense.

Total stock-based compensation expense recognized in the consolidated financial statements for the thirty-nine weeks ended September 29, 2006 was $5.1 million, before income taxes and included restricted stock expense of $2.3 million, stock option expense of $1.7 million and expense of $0.3 million related to shares issued to employees under our Employee Stock Purchase Plan (ESPP).  The remaining expense was made up of a payment of $0.8 million in unrestricted stock compensation to our board of directors.  The total related tax benefit was $1.9 million for the thirty-nine weeks ended September 29, 2006.  Total stock-based compensation expense recognized in the consolidated financial statements for the thirty-nine weeks ended September 30, 2005 was $1.0 million before tax and consisted of restricted stock expense.

The following table shows the effect on net income and net income per share for the thirteen and thirty-nine weeks ended September 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, restricted stock and ESPP, in accordance with SFAS No. 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure  (in thousands, except per share amount):

	Thirteen Weeks Ended September 30, 2005	Thirty-Nine Weeks Ended September 30, 2005

Net income as reported	$21,792	$46,592
Add: Stock based compensation as reported, net of tax	300	636
	22,092	47,228
Deduct: Total stock-based compensation expense determined under fair value method of all awards, net of tax	(540)	(1,538)
Pro Forma	$21,552	$45,690

Diluted Net Income Per Share
As Reported	$0.40	$0.89
Pro Forma	$0.40	$0.88

Basic Net Income Per Share
As Reported	$0.41	$1.00
Pro Forma	$0.40	$0.98

Disclosures for the period ended September 29, 2006 are not presented above since the amounts are recognized and reflected in the consolidated financials statements.  See further discussion of stock-based compensation in Note 10.

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

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less.   At September 29, 2006 and December 30, 2005, those securities were classified as available-for-sale and stated at fair value as reported by our investment brokers, with the unrealized holding gains and losses reported as a separate component of shareholders’ equity.

There were no material unrealized holding gains or losses at September 29, 2006 or December 30, 2005. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the thirty-nine weeks ended September 29, 2006 and September 30, 2005, there were no material realized gains or losses on sales of available-for-sale securities. These marketable securities are available to fund current operations, if necessary.

NOTE 3: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominantly for the purpose of securing our workers’ compensation obligations.  These assets may be released as workers’ compensation claims are paid or when letters of credit are released.

The following is a summary of restricted cash and other assets as of September 29, 2006 and December 30, 2005 (in millions):

	September 29, 2006	December 30, 2005
Workers’ Assurance Program – committed collateral*	$143.0	$138.8
Cash collateralizing surety bonds	3.8	9.7
Workers’ Assurance Program- uncommitted cash*	1.1	4.2
Other	4.5	—
Total Restricted Cash and Other Assets	$152.4	$152.7

* We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts as well as cash deposits held by our insurance carriers.  Committed cash represents instruments that have been provided or pledged to an insurance company to cover the cost of claims in the event we are unable to make payment.  Uncommitted cash represents cash available for funding future commitments.
NOTE 4: RECEIVABLES FROM INSURANCE COMPANIES

For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies from independent, third-party carriers, cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”).  We record a receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies.  We discount this receivable to its estimated net present value using the risk-free rate associated with the weighted average life of our excess claims.  The weighted average claim life is actuarially determined.  Included in other assets in the accompanying consolidated balance sheets as of September 29, 2006 and December 30, 2005 are discounted receivables from insurance companies, net of related valuation allowance, of  $17.4 million and $14.5 million, respectively.

When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.  Two of the workers’ compensation insurance companies with which we formerly did business are currently in liquidation or financial distress and have failed to pay a number of excess claims.  We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations.  Although we believe it is probable that we will receive payments on the majority of our excess claims, we have concluded that recovery is unlikely on a portion of these claims.  As a result, we have recorded a valuation allowance against the insurance receivables from these two insurance companies as of September 29, 2006 and December 30, 2005 in the amount of $2.5 million and $2.8 million, respectively.

We also record a receivable for other matters where we expect reimbursement from an insurance company.  Included in prepaid expenses, deposits and other in the accompanying Consolidated Balance Sheets at September 29, 2006 is an undiscounted receivable from our insurance company of $1.8 million in connection with certain litigation.  The receivable is not discounted due to the short-term nature of the expected reimbursement.

NOTE 5: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than goodwill, which are included in other assets in the Consolidated Balance Sheets (in thousands):

	September 29, 2006	December 30, 2005
Amortizable intangible assets:
Trade name/trademarks	$400	$400
Customer relationships	11,600	11,600
Non-compete agreements	1,600	1,600
	13,600	13,600
Less accumulated amortization	5,280	3,194
Total amortized intangible assets, net	$8,320	$10,406

Unamortizable intangible assets:
Trade name/trademarks	$6,500	$6,500
Total unamortizable intangible assets	$6,500	$6,500

We obtained our intangible assets as a result of the CLP Resources acquisition in May 2005 and the Spartan Staffing acquisition in April 2004.  Intangible assets are amortized using the straight line method over their estimated useful lives, which range from 2.5 to 6.5 years for customer relationships, 1 to 2 years for non-compete agreements and 2.5 years for amortizable trade name/trademarks.  The majority of our trade name/trademarks do not have a definite life and, accordingly, are not amortized. Amortization expense of our amortizable intangible assets was $0.6 and $2.1 million for the thirteen weeks and thirty-nine weeks ended September 29, 2006, respectively.  Amortization expense of our amortizable intangible assets was $0.8 and $1.5 million for the thirteen weeks and thirty-nine weeks ended September 30, 2005.

The following table provides estimated amortization expense of intangible assets other than goodwill for the next five years and thereafter (in thousands):

Remainder of 2006	$446
2007	1,668
2008	1,585
2009	1,585
2010	1,585
Thereafter	1,451
$8,320

Goodwill totaled $37.4 million at September 29, 2006 and December 30, 2005.  Goodwill recorded as a result of the CLP Resources acquisition in 2005 totaled $31.0 million.  Goodwill recorded as a result of the Spartan Staffing acquisition in 2004 totaled $6.4 million.

NOTE 6: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance to our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually.  We renewed our coverage with American International Group, Inc. (“AIG”) for occurences in the period from July 2006 through June 2007.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using a discount rate based on average returns of “risk-free” Treasury instruments, which is evaluated on a quarterly basis.  At September 29, 2006, our reserves are discounted at rates ranging from 4.27% to 5.42%.  Included in the accompanying consolidated balance sheets as of September 29, 2006 and December 30, 2005 are discounted workers’ compensation claims reserves in the amounts of $185.4 million and $167.9 million, respectively.

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

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums and any changes in the valuation allowance related to receivables from insurance companies as described in Note 4. Workers’ compensation expense totaling $21.3 million and $23.7 million was recorded for the thirteen weeks ended September 29, 2006 and September 30, 2005, respectively.  Workers’ compensation expense totaling $58.9 million and $58.4 million was recorded for the thirty-nine weeks ended September 29, 2006 and September 30, 2005, respectively.

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

	(Amounts in Thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005

Stock options and non-vested restricted stock	639	—	408	138

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented.  Post SFAS No. 123R, anti-dilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter.  In June 2005, we converted Convertible Subordinated Notes (“the Notes”) in the aggregate amount of $70.0 million.  Prior to the conversion of the Notes, we had anti-dilutive shares associated with the Notes when net income per share would have been higher had the Notes been converted to equity (the “if-converted” calculation).  The number of additional shares included in weighted average diluted shares outstanding associated with the Notes was equal to the aggregate principal amount of the Notes, $70.0 million, divided by the stated conversion price of $7.26, or 9.6 million shares.

Adjusted net income and diluted common shares were calculated as follows:

	(Amounts in Thousands) Thirteen Weeks Ended
	September 29, 2006	September 30, 2005
Net income	$24,828	$21,792

Total adjustments	—	—

Adjusted net income	$24,828	$21,792

	Common Shares and Potential Common Shares (In Thousands)
	Thirteen Weeks Ended
	September 29, 2006	September 30, 2005
Weighted average number of common shares used in basic net income per common share	51,690	53,243

Effect of dilutive securities:
Stock options and non-vested restricted stock	319	1,032

Weighted average number of common shares and potential common shares used in diluted net income per common share	52,009	54,275

	(Amounts in Thousands)
	Thirty-Nine Weeks Ended
	September 29, 2006	September 30, 2005
Net income	$54,910	$46,592

Adjustments:
Interest on Notes	—	1,859
Amortization of costs for Notes issuance	—	274
Tax effect	—	(813)
Total adjustments	—	1,320

Adjusted net income	$54,910	$47,912

	Common Shares and Potential Common Shares (In Thousands)
	Thirty-Nine Weeks Ended
	September 29, 2006	September 30, 2005
Weighted average number of common shares used in basic net income per common share	52,882	46,785

Effect of dilutive securities:
Stock options and non-vested restricted stock	479	869
Convertible Notes	—	5,892

Weighted average number of common shares and potential common shares used in diluted net income per common share	53,361	53,546

NOTE 8: COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of September 29, 2006, our margin was 0.50% and our unused capacity fee was 0.15%.  At September 29, 2006, we had $48.2 million of letters of credit issued against that borrowing capacity leaving us with $31.8 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

Workers’ Compensation Commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Revolving Credit Facility bear fluctuating annual fees, which were approximately 0.55% of the principal amount of the letters of credit outstanding as of September 29, 2006.  The letters of credit issued related to our Workers’ Assurance Program bear fluctuating annual fees, which were approximately 0.46% of the principal amount of the letters of credit outstanding as of September 29, 2006.  The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2.0% of the bond amount, subject to a minimum charge.

At September 29, 2006 and December 30, 2005 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:
	September 29,	December 30,
	2006	2005
Workers’ Assurance Program - committed collateral	$143.0	$138.8
Letters of credit	48.2	51.6
Surety bonds *	17.1	17.2
Other cash–backed instruments	4.3	—
Total Collateral Commitments	$212.6	$207.6

* We had $3.8 million and $9.7 million of restricted cash collateralizing our surety bonds at September 29, 2006 and December 30, 2005, respectively.  While our workers’ compensation reserve increased, the need to post additional collateral has been largely offset by favorable trends from our insurance company in the amount of collateral they require.  Likewise, some of our surety bonds are no longer required to be backed 100% by cash.

Capital Leases

 The following is a summary of property held under non-cancelable capital leases and reported in property and equipment in the consolidated balance sheets:

	(Amounts in Thousands)
	September 29, 2006	December 30, 2005

Computers and software	$2,945	$1,804
Cash dispensing machines	886	1,158
Furniture and equipment	228	228
	4,059	3,190
Less accumulated depreciation and amortization	1,986	1,479

	$2,073	$1,711

Future minimum lease payments under these non-cancelable capital leases as of September 29, 2006 are as follows for each of the next five years and thereafter (in thousands):

Remainder of 2006	$199
2007	945
2008	195
2009	3
2010	—
Thereafter	—

Total minimum lease payments	1,342
Less amounts representing interest and taxes	50

Present value of net minimum lease payments	1,292
Less current maturities	1,027

Long-term portion	$265

Our capital lease obligations are reported in other liabilities in the consolidated balance sheets. The weighted average interest rate on capitalized leases is approximately 3.4% and the lease terms range from 24 to 60 months.

Operating Leases

We have contractual commitments in the form of operating leases related to branch offices, vehicles and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of September 29, 2006 are as follows for each of the next five years and thereafter (in thousands):

Remainder of 2006	$1,246
2007	4,163
2008	3,104
2009	2,102
2010	1,541
Thereafter	2,282
Total	$14,438

The majority of operating leases pertaining to our branch offices provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, we have the right to cancel the majority of our leases with 90 days notice. Accordingly, we have not included the leases with 90 day cancellation provisions in our disclosure of future minimum lease payments. Total branch office rent expense for the thirteen weeks ended September 29, 2006 and September 30, 2005 was approximately $6.4 million and $5.9 million, respectively.

Total branch office rent expense for the thirty-nine weeks ended September 29, 2006 and September 30, 2005 was approximately $18.5 million and $16.5 million, respectively.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety.  From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for our contingent legal and regulatory liabilities in the amount of $6.2 million at September 29, 2006 and $10.9 million at December 30, 2005. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On July 29, 2002, Marisol Balanderan and 55 other plaintiffs filed an action against us and one of our customers in California State Court, Los Angeles County.  The plaintiffs are temporary employees and job applicants who seek unquantified compensatory and punitive damages based on allegations that they were subjected to discrimination in dispatch to jobs on the basis of their female gender, throughout a period from September 2001 through January 2002. They also seek certification of a class of similarly situated temporary employees. This matter is still in the discovery phase.  A trial date has been scheduled for July of 2007.

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

On May 10, 2004, Lester Mason filed an action in the United States District Court for the Southern District of Florida, alleging that we violated state law in connection with fees charged for our cash dispensing machines and transportation of our temporary employees. The plaintiff sought damages of $1,000 per transaction and certification of a class of similarly situated Florida employees.  The court dismissed the action without prejudice in July 2004.  On August 5, 2004, Alexander Wright and Walter McLamore filed a similar action, seeking similar damages, in the Florida Circuit Court for Broward County. The plaintiffs voluntarily dismissed their case on December 8, 2004.  On March 31, 2005, Dave Lewis and Michael Lombardo filed a similar action, seeking similar damages in the United States District Court for the Southern District of Florida.   On November 29, 2005, the parties entered into a settlement agreement which resolved all outstanding claims.  On June 2, 2006, the court approved the terms of the settlement.  All amounts related to the settlement have been paid and this matter is now resolved.

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We disputed the Division’s position that we provide taxable services under New Jersey law and filed an administrative protest.  The administrative protest was handled internally by the Division and did not involve any outside or independent governmental bodies.  On September 19, 2006, the Division issued a final determination increasing the amount that we allegedly owe for delinquent sales taxes, penalties and interest to $8.1 million.  At this point in the proceedings, we can now seek review of an independent governmental body by filing a complaint with the Tax Court of New Jersey, which we will do within the time allotted.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

	Thirty-Nine Weeks Ended
	September 29,	September 30,
	2006	2005
	(Amounts in Thousands)

Net cash paid for interest during the period	$484	$3,035
Net cash paid for income taxes during the period	$36,769	$12,544

Non-cash investing and financing activities:
Conversion of Convertible Subordinated Notes, net of fees	$—	$68,807
Contribution of common stock to 401(k) plan	$—	$381
Assets acquired with capital lease obligations	$279	$241
Common stock bonus	$346	$116
Asset retirement obligation	$—	$475
Unrealized gain on marketable securities	$41	$11

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

Effective the first fiscal quarter of 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in our income statement over the requisite service period.  See information regarding stock-based compensation recorded in our income statement in Note 1 to this Form 10-Q.

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

Risk-free interest rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the yield at the time of grant on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected dividend yield. No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future.  As a result, our expected dividend yield is zero in our option valuation model.

Expected forfeitures. We consider our historical data in our estimate of pre-vesting option forfeitures.  We record stock-based compensation only for those awards that are expected to vest.

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Thirty-Nine weeks
	September 29,	September30,
	2006	2005
Expected life (in years)	3.48	3.1
Expected volatility	43.5%	52.4%
Risk-free interest rate	4.3%	3.3%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$7.80	$6.76

There were no stock options granted during the thirteen weeks ended September 29, 2006 or the thirteen weeks ended September 30, 2005.

Stock option activity

As of September 29, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.7 million, which is expected to be recognized over a weighted average period of 1.3 years through 2009.  Stock option activity follows (shares in thousands):

	Thirty-Nine Weeks Ended September 29, 2006
	Shares	(1) Price
Outstanding at beginning of period	1,859	$10.32
Granted	224	$21.24
Exercised	(593)	$6.27
Forfeited	(78)	$16.37
Expired	(26)	$11.38

Outstanding at the end of the period	1,386	$13.36

Exercisable at the end of the period	670	$12.63

(1) Weighted average exercise price.

The aggregate intrinsic value of options outstanding and options exercisable at September 29, 2006 was $5.3 million and $2.9 million, respectively, and is calculated as the difference between the market price of the underlying common stock at September 29, 2006 and the exercise price of the option for options that had exercise prices lower than the closing market price of our common stock at September 29, 2006.  The total intrinsic value of options exercised during the thirty-nine weeks ended September 29, 2006 was $10.2 million and $17.9 million for the thirty-nine weeks ended September 30, 2005, determined as of the date of exercise.

Additional information relating to stock options outstanding and exercisable at September 29, 2006 is as follows (in thousands, except per share amounts):

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 3.25	-	$ 3.80	3		$3.75	3	$3.75
$ 3.81	-	$ 6.00	96		$5.58	82	$5.56
$ 6.01	-	$ 14.00	808		$10.70	371	$10.79
$ 14.01	-	$ 22.47	479		$19.44	214	$18.77
$ 3.25	-	$ 22.47	1,386	3.23	$13.36	670	$12.63	3.14

Cash received from option exercises, net of tax withholdings, during the thirteen weeks ended September 29, 2006 and September 30, 2005 was $0.3 million and $0.4 million, respectively.  Cash received from option exercises, net of tax withholdings, during the thirty-nine weeks ended September 29, 2006 and September 30, 2005 was $3.4 million and $6.6 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises during the thirty-nine weeks ended September 29, 2006 and September 30, 2005 totaled $3.9 million and $3.7 million, respectively.

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

Restricted stock activity for the thirty-nine weeks ended September 29, 2006 follows (shares in thousands):

	Thirty-Nine Weeks Ended September 29, 2006
	Shares	(1) Price
Nonvested at beginning of period	424	$17.77
Granted	248	$21.45
Vested	(149)	$16.42
Forfeited	(50)	$19.50

Nonvested at the end of the period	473	$19.92

(1) Weighted average market price on grant date.

As of September 29, 2006, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $7.7 million, which is expected to be recognized over a weighted average period of 1.9 years through 2010.  The total fair value of restricted shares vesting during the thirty-nine weeks ended September 29, 2006 was $2.4 million.  No restricted shares vested during the thirty-nine weeks ended September 30, 2005.

In February 2006 certain unvested restricted shares held by our former chief executive officer became fully vested upon appointment of our current chief executive officer.  As a result of this vesting acceleration we recognized additional compensation expense of $0.4 million in the first quarter of 2006.

Employee stock purchase plan
Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.3 million shares have been issued and 0.6 million shares remain available for future issuance.  The ESPP expires on June 30, 2008. During the thirty-nine weeks ended September 29, 2006 and September 30, 2005, participants purchased 60,000 and 44,000 shares in the ESPP for cash proceeds of $1.1 million and $0.7 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan.  The requisite service period begins on the enrollment date and ends on the purchase date.

NOTE 11: STOCK REPURCHASE

Under our authorized share repurchase program, we purchased and retired 2.7 million shares of common stock at a weighted average price of $22.44, excluding commissions, during the thirty-nine week period ended September 29, 2006.  The total amount purchased during the thirty-nine week period ended September 29, 2006 was $59.9 million, including commissions.  We did not acquire shares of common stock during the thirty-nine week period ended September 30, 2005. Share repurchases were funded through cash and cash equivalents.

On July 25, 2006, we announced that our Board of Directors authorized the future purchase of our common stock in either open market or private transactions at a total cost of up to $50.0 million.  As of September 29, 2006, we had $42.0 million authorized for future purchase.

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

Executive Overview

Labor Ready is an international provider of temporary employees for manual labor, light industrial and skilled trades operating under the brand names of Labor Ready, Workforce, Spartan Staffing and CLP Resources.  Our customers are primarily small- to mid-sized businesses in various industries.  During 2005, we served more than 300,000 customers and we put almost 600,000 people to work.  As of September 29, 2006 we had 926 branches located in all 50 of the United States, Canada, Puerto Rico and the United Kingdom. We believe our ability to provide a large number of temporary employees on short notice, usually the same day as requested, provides us with a competitive advantage.

The thirteen weeks ended September 29, 2006 was highlighted by a 3.8% increase in revenue to $374.1 million compared to revenue of $360.4 million for the thirteen weeks ended September 30, 2005.  This revenue growth resulted in a 13.9% increase in net income for the thirteen weeks ended September 29, 2006 of $24.8 million or $0.48 per diluted share, compared to net income of $21.8 million or $0.40 per diluted share for the thirteen weeks ended September 30, 2005.  The change in revenue was primarily due to an increase in same branch revenue and an increase in revenue from new branches opened less than one year.  Gross margin improved to 32.3% for thirteen weeks ended September 29, 2006 compared to 31.3% for the thirteen weeks ended September 30, 2005. The increase in gross margin for the thirteen weeks was primarily due to a decrease in workers’ compensation expense and continued strong pricing controls.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 21.9% for the thirteen weeks ended September 29, 2006 compared to 21.2% for the thirteen weeks ended September 30, 2005.  This increase was primarily attributable to the incremental impact of stock-based compensation, the mix of new branch openings, and an increase to our sales and safety teams.

Net interest and other income improved to 0.8% of revenue for the thirteen weeks ended September 29, 2006 compared to 0.4% for the thirteen weeks ended September 30, 2005.  The increase in net interest and other income is largely due to higher average cash and restricted cash balances as well as increased yields on those balances.

The thirty-nine weeks ended September 29, 2006 were highlighted by a 12.5% increase in revenue to $1.0 billion compared to revenue of $0.9 billion for the same period a year ago. This revenue growth resulted in a 17.9% increase in net income for the first thirty-nine weeks ended September 29, 2006 of $54.9 million or $1.03 per diluted share, compared to net income of $46.6 million or $0.89 per diluted share for the same period in 2005.  The change in revenue was primarily due to an increase in same branch revenue and revenue from acquired branches.  Gross margin improved to 32.0% for the thirty-nine weeks ended September 29, 2006 compared to 31.3% for the same period a year ago. The increase in gross margin was primarily due to a decrease in workers’ compensation expense.  SG&A expenses as a percentage of revenue were 23.3% for the thirty-nine weeks ended September 30, 2006 compared to 22.5% for the same period in 2005.  SG&A increased year over year due to the acquisition of CLP Resources in May 2005, the incremental impact of stock-based compensation, the mix of new branch openings and an increase to our sales and safety teams.

Net interest and other income improved to 0.9% of revenue for the thirty-nine weeks ended September 29, 2006 compared to 0.3% for the thirty-nine weeks ended September 30, 2005.  The increase in net interest and other income is largely due to a reduction in interest expense related to the elimination of $70.0 million of debt in June 2005, as well as higher average cash and restricted cash balances and yields on those balances.

Results of Operations

Thirteen Weeks Ended September 29, 2006 Compared to Thirteen Weeks Ended September 30, 2005

The following table compares the operating results for the thirteen weeks ended September 29, 2006 and September 30, 2005 (in thousands):

	Thirteen Weeks Ended
	September 29, 2006	September 30, 2005	Percent Change
Revenue from services	$374,126	$360,445	3.8%
Cost of services	253,262	247,572	2.3%
Gross profit	120,864	112,873	7.1%
Selling, general and administrative expenses	81,790	76,491	6.9%
Depreciation and amortization	2,441	2,469	(1.1)%
Interest expense	(149)	(772)	80.7%
Interest and other income	3,167	2,193	44.4%
Income before tax expense	39,651	35,334	12.2%
Net income	$24,828	$21,792	13.9%

Branch Offices and Revenue from Services.  The number of branch offices increased to 926 at September 29, 2006 from 893 at September 30, 2005, a net increase of 33 branch offices or 3.7%.  Revenue for the thirteen weeks ended September 29, 2006 increased 3.8% compared to the same quarter a year ago.  The change in revenue was made up of the following four components: (a) a 1.7% increase in same branch revenue, defined as those branches opened one year or longer, (b) a (0.5%) decline in revenue related to branches closed over the past twelve months, (c) a 2.2% increase in revenue from new branches opened less than one year and (d) a 0.4% increase from other miscellaneous factors.

Cost of Services and Gross Profit.  Cost of services was 67.7% of revenue for the thirteen weeks ended September 29, 2006 compared to 68.7% for the thirteen weeks ended September 30, 2005. Workers’ compensation costs for the thirteen weeks ended September 29, 2006 were approximately 5.7% of revenue compared to 6.6% in the thirteen weeks ended September 30, 2005. The reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents.  Gross profit increased to 32.3% for the thirteen weeks ended September 29, 2006 compared to 31.3% for the thirteen weeks ended September 30, 2005.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 21.9% for the thirteen weeks ended September 29, 2006 compared to 21.2% for the thirteen weeks ended September 30, 2005.  This increase was primarily due to three factors.  The first is attributable to increased stock-based compensation related to the adoption of FAS 123R in 2006 and an increase in restricted stock expense. The second reason is the mix of new branch openings during the thirteen weeks ended September 29, 2006.  CLP and Spartan brands comprised the majority of new branch openings.  These brands have a higher initial cost structure, longer break-even period and ultimately a higher average branch revenue than the Labor Ready brand.  The third reason is the increase to our sales and safety teams.  We have added sales resources to generate revenue growth and safety personnel to reduce accident rates.

Effective the first fiscal quarter of 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method.  Under this transition method, we recognized stock-based compensation expense for stock based awards granted subsequent to the year ended December 30, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We historically recorded stock-based compensation expense for restricted stock grants and will continue to do so. Results for prior periods have not been restated, as provided for under the modified-prospective method.  Compensation cost for all stock-based awards is recognized using the straight-line method over the requisite service period.  Total stock-based compensation cost recorded for the thirteen weeks ended September 29, 2006 was $1.2 million before income tax effect.  Also, in 2005 we began granting more restricted stock as opposed to stock options as part of our compensation strategy.  Restricted stock expense, before income tax effect, for the thirteen weeks ended September 29, 2006 was $0.6 million compared to $0.5 million for the thirteen weeks ended September 30, 2005.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses decreased to $2.4 million for the thirteen weeks ended September 29, 2006 from $2.5 million for the thirteen weeks ended September 30, 2005.

Interest Expense. Interest expense was $0.1 million for the thirteen weeks ended September 29, 2006 compared to $0.8 million for the thirteen weeks ended September 30, 2005. The decrease in interest expense can primarily be attributed to the resolution of some state tax matters during the thirteen weeks ended September 29, 2006, for which we were accruing interest.

Interest and Other Income. Interest and other income was $3.2 million for the thirteen weeks ended September 29, 2006 compared to $2.2 million for the thirteen weeks ended September 30, 2005. The change in interest and other income is attributable to higher average cash and restricted cash balances during the thirteen weeks ended September 29, 2006 as well as increased yields on those balances.

Income Tax. Our effective tax rate on earnings for the thirteen weeks ended September 29, 2006 was 37.4%, compared to 38.3% for the thirteen weeks ended September 30, 2005.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, tax exempt interest income, certain non-deductible expenses and the valuation allowance discussed below.  The decrease in our effective tax rate reflects the resolution of some state tax matters during the quarter, partially offset by the loss of benefits from certain federal employment tax credits.  These credits expired at the end of 2005.

We have a net deferred tax asset of approximately $14.8 million at September 29, 2006 resulting primarily from workers’ compensation reserves, contingent liabilities and allowance for doubtful accounts.  We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against certain domestic and foreign net operating loss carry forward benefits in the amount of $10.7 million at September 29, 2006 and $8.2 million at December 30, 2005, which are primarily attributable to the net operating loss carry forward benefits in connection with our subsidiary in the United Kingdom for those periods in the amounts of $10.1 million and $7.8 million, respectively.

Thirty-Nine Weeks Ended September 29, 2006 Compared to Thirty-Nine Weeks Ended September 30, 2005

The following table compares the operating results for the thirty-nine weeks ended September 29, 2006 and September 30, 2005 (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2006	September 30, 2005	Percent Change
Revenue from services	$1,010,970	$898,869	12.5%
Cost of services	687,738	617,185	11.4%
Gross profit	323,232	281,684	14.7%
Selling, general and administrative expenses	235,523	202,158	16.5%
Depreciation and amortization	7,909	6,864	15.2%
Interest expense	(582)	(3,650)	84.1%
Interest and other income	9,347	6,257	49.4%
Income before tax expense	88,565	75,269	17.7%
Net income	$54,910	$46,592	17.9%

Branch Offices and Revenue from Services.  The number of branch offices increased to 926 at September 29, 2006 from 893 at September 30, 2005, a net increase of 33 branch offices or 3.7%.  Revenue for the thirty-nine weeks ended September 29, 2006 increased 12.5% compared to the same period a year ago.  The change in revenue was made up of the following five components: (a) a 6.2% increase in same branch revenue, defined as those branches opened one year or longer, (b) a 6.3% increase due to acquired branches (c) a (0.7%) decline in revenue related to branches closed over the past twelve months, (d) a 0.9% increase in revenue from new branches opened less than one year, excluding the acquired branches and (e) a (0.2%) decrease from other miscellaneous factors.

Cost of Services and Gross Profit.  Cost of services was 68.0% of revenue for the thirty-nine weeks ended September 29, 2006 compared to 68.7% for the thirty-nine weeks ended September 30, 2005.  Workers’ compensation costs for the thirty-nine weeks ended September 29, 2006 were approximately 5.8% of revenue compared to 6.5% in the same period of 2005. The reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents.  Gross profit was 32.0% for the thirty-nine week period ended September 29, 2006 and 31.3% for the thirty-nine week period ended September 30, 2005.

Selling, General, and Administrative Expenses.  SG&A expenses as a percentage of revenue were 23.3% for the thirty-nine weeks ended September 29, 2006 compared to 22.5% for the thirty-nine weeks ended September 30, 2005.  This increase was primarily attributable to four factors.  The first was the acquisition of CLP Resources in May 2005. The higher cost structure of CLP resulted in a higher blended SG&A percentage for us as a whole.  The second reason for the increase in SG&A as a percentage of sales is due to increased stock-based compensation related to the adoption of FAS 123R and an increase in restricted stock expense. The third reason is the mix of new branch openings during the thirteen weeks ended September 29, 2006.  CLP and Spartan brands comprised the majority of new branch openings.  These brands have a higher initial cost structure, longer break-even period and ultimately a higher average branch revenue than the Labor Ready brand.  The fourth reason is the increase to our sales and safety teams.  We have added sales resources to generate revenue growth and safety personnel to reduce accident rates.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased to $7.9 million for the thirty-nine weeks ended September 29, 2006 from $6.9 million for the thirty-nine weeks ended September 30, 2005.  This increase is primarily attributable to the depreciation and amortization on acquired CLP assets.

Interest Expense. Interest expense was $0.6 million for the thirty-nine weeks ended September 29, 2006 compared to $3.7 million for the thirty-nine weeks ended September 30, 2005. The decrease is primarily due to the conversion of our Convertible Subordinated Notes to common stock during the second quarter of 2005.  The decrease in interest expense can also be attributed to the resolution of some state tax matters during the thirteen weeks ended September 29, 2006, for which we were accruing interest.

Interest and Other Income. Interest and other income was $9.3 million for the thirty-nine weeks ended September 29, 2006 compared to $6.3 million for the thirty-nine weeks ended September 30, 2005. The change in interest and other income is attributable to higher average cash and restricted cash balances during the thirty-nine weeks ended September 29, 2006  as well as increased yields on those balances.

Income Tax. Our effective tax rate on earnings for the thirty-nine weeks ended September 29, 2006 was 38.0%, compared to 38.1% for the thirty-nine weeks ended September 30, 2005.  The principal difference between the statutory federal income tax rate and our effective income tax rate results from state income taxes, federal tax credits, tax exempt interest income, certain non-deductible expenses and the valuation allowance discussed below.

We have a net deferred tax asset of approximately $14.8 million at September 29, 2006 resulting primarily from workers’ compensation reserves, contingent liabilities and allowance for doubtful accounts.  We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against certain domestic and foreign net operating loss carry forward benefits in the amount of $10.7 million at September 29, 2006 and $8.2 million at December 30, 2005, which are primarily attributable to the net operating loss carry forward benefits in connection with our subsidiary in the United Kingdom for those periods in the amounts of $10.1 million and $7.8 million, respectively.

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

Goodwill and Intangible Assets.  As a result of our recent acquisitions, we have recorded goodwill and various intangible assets at their estimated fair values.  The estimated fair values of the acquired amortizable and indefinite-lived intangible assets are based on our expectations regarding future operating results and cash flows.  The amortization period of the amortizable intangible assets is based on our expectation of the number of future periods that we will receive benefit.  The purchase price in excess of the fair value of the acquired tangible and intangible assets is classified as goodwill and is tested for impairment in the fourth quarter of each fiscal year and whenever events or circumstances indicate that an impairment may have occurred.  Goodwill is tested for impairment at the reporting unit level and involves a comparison of the fair value and carrying amount of each reporting unit.  Fair value for purposes of our impairment test is determined based on discounted cash flows, market multiples or appraised values as appropriate.

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

Income Taxes and Related Valuation Allowances.  We account for income taxes by recording taxes payable or refundable for the current year operating results and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required, we measure these expected future tax consequences based upon provisions of tax law as currently enacted.  The effects of future changes in tax laws are not anticipated. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized when we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized, based upon our judgments regarding future events and past operating results. We also provide a reserve for tax contingencies when we believe a probable and estimable exposure exists.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operating Activities

Net cash provided by operating activities was $47.3 million for the thirty-nine weeks ended September 29, 2006 and was due primarily to the growth in our net income and increases in our workers compensation claims reserve.  These increases to cash were partially offset by cash outflows due to increases in our deferred tax assets and increases in our accounts receivable.

Our net income for the thirty-nine weeks ended September 29, 2006 was $54.9 million.  The workers’ compensation claims reserve increased $17.6 million during the thirty-nine weeks ended September 29, 2006 compared to an $18.0 million increase during the same period a year ago.  Overall, the growth in our workers’ compensation claims reserve is the result of an increased exposure base which is related to increased revenue.  The reserve is increased in relation to temporary payroll hours billed and reduced as we pay claims over a weighted average period of approximately six years.  The positive impacts discussed above were partially offset by the increases in our deferred tax assets and increases in our accounts receivable.  The change in our deferred tax assets of $9.0 million is due mostly to the reduction of deferred tax liabilities relating to workers’ compensation insurance.

The increase in our accounts receivable was due mainly to the increase in sales attributable to accounts receivable as compared to year-end.

We typically pay our temporary workers on a daily basis, bill our customers weekly and, on average, collect monthly.  Consequently, from time to time we may experience negative cash flow from operations.

Cash Flows from Investing Activities
Net cash used in investing activities was $11.7 million for the thirty-nine weeks ended September 29, 2006.  Cash used in investing activities primarily related to the increase in capital expenditures due to technology upgrades, an upgrade of security systems and leasehold improvements.

Cash Flows from Financing Activities
Net cash used in financing activities was $53.8 million for the thirty-nine weeks ended September 29, 2006.  Under our authorized share repurchase program, we purchased and retired 2.7 million shares of common stock at a weighted average price of $22.44, excluding commissions, during the thirty-nine week period ended September 29, 2006.  The total amount purchased during the thirty-nine week period ended September 29, 2006 was $59.9 million, including commissions.  We did not acquire shares of common stock during the thirty-nine week period ended September 30, 2005. Share repurchases were funded through cash and cash equivalents.

Capital Resources
We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of September 29, 2006, our margin was 0.50% and our unused capacity fee was 0.15%.  At September 29, 2006 we had $48.2 million of letters of credit issued against that borrowing capacity leaving us with $31.8 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts as well as cash deposits held by our insurance carriers.  At September 29, 2006 we had restricted cash in our Workers’ Assurance Program totaling $144.1 million.  Of this cash, $143.0 million was committed to insurance carriers leaving $1.1 million available for future needs.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves
We provide workers’ compensation insurance to our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually.  We renewed our coverage with American International Group, Inc. (“AIG”) for occurences in the period from July 2006 through June 2007.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured.

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

At September 29, 2006 and December 30, 2005 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:
	September 29, 2006	December 30, 2005

Workers’ Assurance Program—committed collateral	$143.0	$138.8
Letters of credit	48.2	51.6
Surety bonds *	17.1	17.2
Other cash—backed instruments	4.3	—
Total Collateral Commitments	$212.6	$207.6

* We had $3.8 million and $9.7 million of restricted cash collateralizing our surety bonds at September 29, 2006 and December 30, 2005, respectively.  While our workers’ compensation reserve increased, the need to post additional collateral has been largely offset by favorable trends from our insurance company in the amount of collateral they require.  Likewise, some of our surety bonds are no longer required to be backed 100% by cash.

Our total collateral commitments differ from our workers’ compensation reserve due to several factors including the following which are reconciled below: (a) our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve; (b) a delay in the release of collateral posted with prior insurance companies for claims that have been previously paid and, therefore, are no longer reflected in the reserve; (c) collateral posted with the current insurance carrier in comparison to the estimated balance of unpaid claims; and (d) discounted reserves for claims above our deductible.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	September 29,	December 30,
	2006	2005

Ending workers’ compensation reserve:	$185.4	$167.9
a) Discount on reserves	41.1	35.7
b) Timing of collateral release with prior providers	15.5	17.4
c) Collateral posted with current provider in comparison to obligation incurred	(6.8)	6.5
d) Reserves for claims above our deductible (“excess claims”), net of discount	(22.6)	(19.9)

Total Collateral Commitments	$212.6	$207.6

Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount, subject to a minimum charge.  The terms of these bonds are subject to annual review and renewal and the bonds can be canceled by the sureties with as little as 60 days notice.

Our Workers’ Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers.  The fees related to those instruments subject to an annual fee were approximately 0.45% as of September 29, 2006.

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

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods.  Our policy is to set our reserve each quarter at the estimate provided by our independent actuary unless significant trends or fact patterns warrant otherwise.  Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  Our claims reserves are discounted to their estimated net present value using a discount rate based on average returns of “risk-free” Treasury instruments with maturities comparable to the average life of our workers’ compensation claims.  At September 29, 2006 our reserves are discounted at rates ranging from 4.27% to 5.42%.

Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuaries, appropriate discount rates and estimated payment patterns.  Factors that have caused our estimated losses for prior years to change include, among other things, (i) inflation of medical and indemnity costs at a rate higher than originally anticipated, (ii) regulatory and legislative developments that have increased benefits and settlement requirements in several states, (iii) a different mix of business than previously anticipated, (iv) the impact of safety initiatives implemented, and (v) positive or adverse development of claim reserves.

The following table provides an analysis of changes in our workers’ compensation claims reserves (in thousands).  Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.

	(Amounts in Thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005

Beginning balance	$178,319	$156,760	$167,859	$135,612

Self-insurance reserve expense
Expenses related to current year (net of discount)	18,421	20,180	51,390	50,885
Change related to prior years	(2,643)	(2,011)	(9,001)	(5,765)
Total	15,778	18,169	42,389	45,120

Amortization of prior years discount	385	448	2,651	1,445

Payments
Payments related to current year claims	(3,200)	(2,994)	(5,834)	(5,925)
Payments related to claims from prior years	(6,575)	(5,604)	(24,275)	(23,112)
Total	(9,775)	(8,598)	(30,109)	(29,037)

Net change in excess claims reserve	720	821	2,637	1,356
CLP liability assumed, net of discount	—	—	—	13,104

Ending balance	185,427	167,600	185,427	167,600
Less current portion	49,089	48,537	49,089	48,537
Long-term portion	$136,338	$119,063	$136,338	$119,063

Other
Included in cash and cash equivalents at September 29, 2006 and December 30, 2005 is cash held within branch CDMs for payment of temporary payrolls in the amount of $17.0 million and $18.1 million, respectively.

Our capital expenditures were $10.4 million and $4.4 million for the thirty-nine weeks ended September 29, 2006 and September 30, 2005, respectively.  We anticipate additional capital expenditures for the remainder of 2006 to be approximately two million dollars.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.  There were no material changes outside the ordinary course of business in our contractual obligations during the thirteen week period ended September 29, 2006.

The following table provides a summary of our contractual obligations as of September 29, 2006:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2006	2007 through 2008	2009 through 2010	2011 and later
Capital lease obligations (1)	$1,342	$199	$1,140	$3	$—
Operating leases (2)	14,438	1,246	7,267	3,643	2,282
Purchase obligations (3)	2,567	2,567	—	—	—
Other long-term obligations (4)	2,486	1,447	1,039	—	—
Other cash obligations (5)	19,566	4,892	14,674	—	—

Total Contractual Cash Obligations	$40,399	$10,351	$24,120	$3,646	$2,282

(1)          Primarily payments on computer equipment and technology commitments.

(2)          Excludes all payments related to branch leases cancelable within 90 days.

(3)          Binding purchase orders for goods or services outstanding at September 29, 2006.

(4)          Voice and data service contracts and licensing agreements.

(5)          Collateral obligations related to workers’ compensation policy year ended July 1, 2007.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds.  Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation.  The amounts of cash available for future restriction are subject to our borrowing capacity under the Revolving Credit Facility and cash available at the time of the restriction.  The following table provides a summary of our commitments and our capacity available to us as of September 29, 2006 as it relates to our workers’ compensation obligations (in thousands):

Revolving Credit Facility	$80,000
Surety bonds	17,100
Other deposits	4,300
Workers’ Assurance Program-currently restricted cash	144,100
Workers’ Assurance Program-cash available for future restriction	76,000

Total Capacity	321,500

Total Collateral Commitments Outstanding at September 29, 2006	(212,600)

Available Capacity	$108,900

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
We are required to pay workers’ compensation benefits for our temporary and permanent employees.  Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers any claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis.  While we have secured coverage with American International Group, Inc. (AIG) for occurrences in the period from July 2006 through June 2007, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after June 2007.  In addition, we have previously experienced and could again experience changes in the insurance markets that result in significantly increased insurance costs and higher deductibles, including those applicable to our workers’ compensation insurance coverages.  In the event we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

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
We are required to maintain commitments such as cash and cash-backed instruments, irrevocable letters of credit, or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims.  We pledge cash or other assets in order to secure these commitments.  We sometimes face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims.  As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will continue to increase.  We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of capital for these commitments are limited and we could be required to seek additional sources of capital in the future.  These additional sources of financing may not be available on commercially reasonable terms.  Even if they are available, these financings could result in dilution of earnings to our existing shareholders.

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

With regard to employment claims, we currently maintain a policy with a $1.0 million deductible for single-party claims and a $2.5 million deductible for multiple-party claims with a maximum aggregate coverage of $10.0 million per claim and per policy year which is applicable to the coverage period of July 2006 through July 2007.  With regard to general liability claims, we currently maintain a policy with a $1.0 million self-insured retention for all claims with a maximum coverage of $500,000 per claim and a $5.0 million aggregate per policy year which is applicable to the coverage period of July 2006 through July 2007.

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
Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns.  As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their permanent employees, resulting in decreased demand for our personnel.  In addition, as a result of our acquisition of CLP Resources, an increasing portion of our revenue is generated from work in the construction industry, so downturns in the construction industry may have a disproportionate impact on us.  As interest rates rise, the amount of construction could decline, which will cause a reduction in the demand for the use of temporary employees in the construction industry.  As a result, any significant economic downturn or increase in interest rates could harm our business, financial condition or results of operations, or cause the price of our securities to decline.

Establishment and expansion of our international operations will burden our resources and may fail to generate a substantial increase in revenue.
Our international branch operations expose us to certain risks.  If we are not able to effectively manage those risks, our financial results could be harmed.  As of September 29, 2006, we had 90 branches outside the United States in the United Kingdom and Canada.  Risks not already discussed in connection with our domestic branch operations include: fluctuations in the value of foreign currencies and the additional expense and risks inherent in operations in geographically and culturally diverse locations.

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

Our credit facility requires that we meet certain levels of financial performance.  In the event we fail either to meet these requirements or have them waived, we may be subject to penalties and we could be forced to seek additional financing.
The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  In the past we have negotiated amendments to these covenants to ensure our continued compliance with their restrictions.  We cannot assure you that our lender would consent to such amendments on commercially reasonable terms in the future if we once again required such relief. In the event that we do not comply with the covenants and the lender does not waive such non-compliance, we will be in default of our credit agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  Moreover, our insurance policies and smaller loan arrangements contain cross-default provisions, which accelerate our indebtedness under these arrangements in the event we default under our credit facility.  Accordingly, in the event of a default under our credit facility, we could be required to seek additional sources of capital to satisfy our liquidity needs.  These additional sources of financing may not be available on commercially reasonable terms.  Even if they are available, these financings could result in dilution to our existing shareholders.

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
We require significant working capital in order to operate our business.  We have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the second and third quarter of the year.  We invest significant cash into the opening and operations of new branches until they begin to generate revenue sufficient to cover their operating costs.  We also pay our temporary employees on a daily basis and bill our customers on a weekly basis, and, on average, collect monthly.  As a result, we must maintain cash reserves to pay our temporary employees prior to receiving payment from our customers.  In addition, we are required to pledge certain short-term assets to secure letters of credit and to pledge other assets to collateralize our workers’ compensation obligations. These collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes.  As a result of these factors, if our available cash balances and borrowing base under our existing credit facility do not grow commensurate with the growth in our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

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
In five states (Washington, Ohio, West Virginia, North Dakota, Wyoming), Canada and Puerto Rico, (our monopolistic states) we pay workers’ compensation insurance premiums directly to the government in amounts based in part on the classification of jobs performed by our employees.  From time to time, we are subject to audits by various state regulators regarding our classifications of jobs performed by our employees.  If it is determined that we have materially misclassified a significant number of our employees, we could be required to pay significant amounts of additional premium as well as penalites and interest.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  As of September 29, 2006, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2005 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of September 29, 2006, our marketable securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2005 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)).  Based on this evaluation, our CEO and our CFO concluded that, as of September 29, 2006, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  During the thirty-nine weeks ended September 29, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.                          Legal Proceedings

See Note 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 1A.                 Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 7 of Part I of our Annual Report on Form 10-K for the year ended December 30, 2005.  Please also refer to the Risk Factors set forth in Item 2 of Part I of this Form 10-Q.

Item 2.                          Unregistered Sales of Equity Securities; Use of Proceeds and Issuer Purchases of Securities

The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 29, 2006.

On July 25, 2006, we announced that our Board of Directors authorized the future purchase of our common stock in either open market or private transactions at a total cost of up to $50.0 million.  As of September 29, 2006, we had $42.0 million authorized for future purchases.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs (1)	Maximum number of shares(or approximate dollar value) that may yet be purchased under plans or programs
7/1/06 through 7/28/06	31,899	$16.03	31,300	$49.5 million
7/29/06 through 8/25/06	457,300	$15.93	457,300	$42.2 million
8/26/06 through 9/29/06	16,031	$15.43	15,100	$42.0 million
Total	505,230	$15.92	503,700	$42.0 million

(1)             During the thirteen weeks ended September 29, 2006, we purchased 1,530 shares in order to satisfy tax withholding obligations upon the vesting of restricted stock.  These shares were not acquired pursuant to any repurchase plan or program.

(2)             Weighted average price paid per share does not include any adjustments for commissions.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the thirteen weeks ended September 29, 2006.

Item 5.                       Other Information

None.

Item 6.                          Exhibits

Exhibits

31.1	Certification of Steven C. Cooper, Chief Executive Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Derrek L. Gafford, Chief Financial Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Steven C. Cooper, Chief Executive Officer of Labor Ready, Inc. and Derrek L. Gafford, Chief Financial Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Steven C. Cooper	11/2/06
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer
and President

/s/ Derrek L. Gafford	11/2/06
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive
Vice President