Form 10-K
period 2006-12-29
LABOR READY INC
filed 2007-02-20
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2006

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

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter, June 30, 2006, was approximately $1,171 million.

As of February 12, 2007, there were 50,690,227 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 16, 2007, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

Comment regarding our fiscal year end: Effective fiscal 2006, the Company changed its fiscal year from one ending on the Friday closest to December 31st to the last Friday in December. The purpose for the change is to improve comparability of fiscal years.  As a result of the change, New Year’s Day (the “Holiday”) will occur once in each fiscal year, whereas under the prior policy the Holiday periodically fell twice in the same fiscal year.  The Company’s consolidated financial statements will continue to be presented on a 52/53-week fiscal year end basis. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks.  Fiscal years 2006, 2005 and 2004 were 52-week years.  The current year-end of Friday, December 29, 2006 is the same as it would have been under the prior policy.

“Labor Ready,” the “Company,” “we,” “us,” “our” and similar references refer to Labor Ready, Inc. and our subsidiaries.

Item 1.            BUSINESS

a) Introduction and General Developments

We were incorporated in 1985 under the laws of the State of Washington and began operations in 1989.  We are an international provider of temporary employees for manual labor, light industrial, and skilled construction trades, operating under the brand names of Labor Ready, Labour Ready, Workforce, Spartan Staffing, and CLP Resources.  Annually, we serve more than 300,000 customers and put approximately 600,000 people to work through our 912 branches located in all 50 of the United States, Canada, Puerto Rico and the United Kingdom.

Our customers are primarily small- to mid-sized businesses in the construction, warehousing, hospitality, landscaping, transportation, light manufacturing, retail, wholesale, facilities and sanitation industries.  These businesses typically require temporary employees for various types of manual work.  We locate our branches in areas easily accessible to temporary employees, and within convenient commuting distances to customers needing manual labor.  We believe our ability to provide a large number of temporary employees on short notice, usually the same day as requested, provides us with a competitive advantage.

The following table lists the number of branches in each country open at the end of each of the last five years.

Labor Ready Branches by Country

	Year End
	2006	2005	2004	2003	2002
United States (including Puerto Rico)	825	801	733	698	686
Canada	40	36	35	36	31
United Kingdom	47	50	47	45	31
Total	912	887	815	779	748

A key element of our business model is flexibility and scalability which allows us to respond to changes in the economy and other business opportunities. We plan to open approximately 20 new branch locations in 2007, including 10 CLP Resources branches, 5 Labor Ready branches and 5 Spartan Staffing  branches in the United States.  We may alter the pace of our expansion based on future branch performance, market conditions, and acquisitions, should they occur.  We continually analyze individual branch results, and may close branches in 2007 which do not meet specific performance standards.  We will continue to evaluate acquisition opportunities within and complementary to the markets we currently serve.

b) Financial Information about Business Segments

Our operations qualify to be reported as one reportable segment.  Our operations are all in the industrial staffing sector which serve similar customers, provide similar services, and have similar expected operating margins.  Please see Item 8 of Part II of this Form 10-K for our consolidated financial information.

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

The temporary staffing industry includes a number of sectors focusing on business needs that vary widely in duration of assignment and level of technical specialization.  We operate primarily within the short-term, industrial area of the temporary staffing industry.  We feel this sector is highly fragmented and presents opportunities for larger, well-capitalized companies to compete effectively.  Our competitive advantages include worker safety programs and risk management, proprietary systems and automation that efficiently process a high volume of transactions and coordinate multi-location activities, management and employee development programs, multi-location servicing of regional and national customers, and leverage of infrastructure support of multi-location activities.

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

OUR STRATEGY

Our strategy is to grow our position as one of the leading providers of manual labor, light industrial and skilled construction trades (“Blue collar”) staffing.  The focus of our strategy is as follows:

•                  Grow same branch revenues and profits.  Our strategy is to increase revenue and operating margin in each branch by expanding our services to existing customers and by aggressively expanding the number and mix of customers served.  We are committed to only opening branches that can quickly reach or exceed performance standards, and closing branches that are under-performing.  This strategy improves profitability by increasing average revenue per branch and the average revenue per employee.  We are focused on improving our branch manager tenure through effective compensation programs, enhanced and targeted training and meaningful mentoring and development.  We are continually working to improve all aspects of customer service and we are diligently monitoring and controlling our pricing and costs.  A key area of focus has been and will continue to be reducing overall workers’ compensation expense through our safety and risk management programs.  Same branch revenue growth for 2006 was 4.0% bringing average revenue per branch to approximately $1.5 million.  We believe our branches, on average, can manage average annual sales volume in excess of $2.5 million per year without a significant increase in fixed costs.  In support of this strategy, we invested in sales training and management in 2006 and believe continued focus in this area is crucial to successfully increasing our average branch revenue in the future.

•                  Expand into new markets.  We continue to seek opportunities to expand the reach of our brands into new markets.  We intend to establish a presence, where appropriate, in small- to medium-sized domestic markets, generally with populations that average about 50,000 people or more.  These new markets typically are no closer than 25 miles to our nearest branch.  During 2006, we opened 50 new branches with a little over half of these openings occurring in the CLP Resources and Spartan Staffing brands.  At the end of 2006, CLP Resources had 68 branches, Spartan Staffing had 28 branches and Workforce had 20 branches.  We will continue to grow all brands through new branch openings in 2007.  New branch openings will focus on growing a national presence for our Spartan Staffing and CLP Resources brands by opening approximately 5 new Spartan Staffing branches and 10 new CLP Resources branches in 2007.  We also plan to open 5 new Labor Ready branches to meet the growing demand for on demand manual labor.

•                  Expand our service offerings.  We plan to continue our efforts in expanding our services and brands.  At the end of 2006 we were operating 68 CLP Resources branches, 28 Spartan Staffing branches and 20 Workforce branches resulting from our acquisitions.  We will continue to evaluate acquisition opportunities within and complementary to the markets we currently serve.

OUR OPERATIONS

Branches.  Branch locations are generally staffed with a branch manager and one or more  customer service representatives.  Larger branches are staffed with more employees.  Branches generally open by 5:30 a.m. local time and remain open until the last temporary employee is paid.  Typically, temporary employees come to the branch in the morning to indicate their availability for assignment.  During the early morning hours, branch staff coordinate incoming customer work orders and assign the available temporary employees to the job openings for the day.  Most of the job openings are requested on short notice, many the same day as the temporary employees are needed at the job site.  Work assignments are filled by the branch manager who strives to match the customer needs with the skills and experience of the temporary worker.

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

Our Customers.  The majority of our customers require temporary employees for short-term projects such as lifting, hauling, cleaning, assembling, digging, painting and other types of manual or unskilled work.  We currently derive our revenue from a large number of customers and we are not dependent on any individual customer for more than 2% of our annual revenue.  During 2006, we served over 300,000 customers.  Our ten largest customers accounted for approximately 4% of total revenue in 2006 and approximately 4% and 5% of total revenue in 2005 and 2004, respectively.  While a single branch may derive a substantial percentage of its revenue from an individual customer, the loss of that customer would not have a significant impact on our overall revenue.

Many customers use us to screen prospective employees for future permanent hires.  Because we typically do not charge a fee if a customer hires our temporary employee, customers have the opportunity to observe the prospective employee in an actual working situation, minimizing the expense of employee turnover and recruiting fees.  We recruit temporary employees daily so that we can be responsive to the planned as well as unplanned needs of the customers we serve.  Our customers know we can respond quickly to their labor needs.  Under our “satisfaction guaranteed” policy, temporary employees unsatisfactory to our customer are promptly replaced and the customer is not charged for their time if the customer notifies us within the first two hours of work. Adjustments related to all customer credits, including those related to our satisfaction guarantee, totaled 0.5%, 0.5% and 0.4% of revenue for 2006, 2005 and 2004, respectively.

Our Temporary Employees.  During 2006, we put approximately 600,000 people to work.  Most temporary employees find our “Work Today, Paid Today” policy appealing and arrive at the branch early in the morning motivated to put in a day’s work and receive their pay at the end of the day.  Our temporary employees are aware that we typically do not charge a fee if a customer decides to offer them a full-time position.  The possibility of locating a full-time position serves as an added incentive to our temporary employees.  We attract our pool of temporary employees through flyers, newspaper advertisements, branch displays and word of mouth.  We believe our focus on locating branches in areas convenient for our temporary employees, with ready access to public transportation, is particularly important in attracting temporary employees.

Management, Employees and Training.  At the end of 2006, we had approximately 3,500 permanent employees.  We are committed to retaining our employees with effective compensation programs, on-going training, development and career growth opportunities.

New branch managers typically undergo four weeks of on-the-job training at a branch and one week of training at our corporate offices in Tacoma, Washington.  Training professionals have developed a curriculum, training manuals, and on-line instruction modules, which include topics such as sales, marketing, recruiting and personnel policies, compliance policies, safety, workers’ compensation administration and credit and collections.  Customer service representatives receive on-the-job training at the branch where they work, supplemented by a computerized training program.

Branch managers report to district managers who in turn report to area directors.  We have a formalized leadership development and selection process for all district manager positions and above designed to identify and promote as many possible candidates from within the Company before looking to potential external candidates.

Sales and Marketing.  Each branch manager is responsible for their own sales, customer service and marketing efforts in their local market area in coordination with our corporate National Sales Department and Marketing Department.  All branch employees are involved in sales and customer relations.  We have a National Sales Department focused on generating and cultivating relationships with large customers who concurrently use multiple branches.  Local branch marketing programs include telemarketing, direct-mail campaigns, yellow-page advertising, word of mouth, and radio and billboard advertising.

Worker Safety.  We are committed to our temporary employees’ safety and reducing workplace injuries:

•      Branch employees are responsible for screening new and existing customers and terminating those relationships if necessary.  They are trained to discuss job safety parameters with customers on incoming work order requests.  Branch managers conduct job site visits for customer job orders and periodic “spot checks” of existing customers to review safety conditions at job sites.  Temporary employees are encouraged to report unsafe working conditions to us.

•      We have processes to qualify temporary employees for dispatch and match these employees to suitable jobs.

•      We maintain an inventory of basic safety equipment at our branches.  Standard equipment includes hard hats, metal-toed boots, gloves, back braces, earplugs, and safety goggles.  Appropriate equipment is checked out to temporary employees based on the type of work to be performed.  For example, most construction jobs require steel-toed boots and a hard hat.

•      We employ a group of safety professionals who serve as a technical resource to our branch personnel, temporary employees, and customers in recommending changes to our operating and work practices to reduce the frequency of injuries and reinforce our culture of “safety first”.  We will continue to assess the need for additional safety professionals and anticipate adding additional personnel in various operating areas in 2007.

•      We have developed additional reporting and accountability practices to monitor accident trends in our operations.

Workers’ Compensation Program.  We provide workers’ compensation insurance for our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually.  We renewed our coverage with American International Group, Inc. (“AIG”) for occurences during the period from July 2006 through June 2007.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. See Item 7 of Part II and the notes to our consolidated financial statements under Item 8 of Part II of this Form 10-K, for additional discussion regarding the impact of collateral requirements on workers’ compensation.

Information Technology Systems.  We have developed our own proprietary front-end software system to process all required credit, billing, collection and temporary worker payroll, together with other information and reporting systems necessary for the management of hundreds of thousands of temporary employees and operations in multiple locations.  The system maintains all of our key databases, from the tracking of work orders to payroll processing to maintaining worker records.  The current system regularly exchanges all point of sale information between the corporate headquarters and the branches, including customer credit information and outstanding receivable balances.  Branch staff can run a variety of reports on demand, such as receivables aging, margin reports and customer activity reports.  Area directors and district managers are able to monitor their territories from remote locations.

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

Cash Dispensing Machines (CDMs).  Temporary employees are paid their wages by payroll check unless they specifically request a voucher that can be redeemed immediately for cash from a CDM in exchange for a transaction fee.  For those employees who elect to receive a voucher instead of a check, the CDM dispenses their net pay less the change and a $1 transaction fee for the use of the CDM.  Revenue from the CDMs are substantially offset by the direct costs of the CDM program, which include depreciation, taxes, cash delivery and servicing, maintenance, supplies, insurance and other cash handling support costs.  However, the primary purpose of the CDM program is to provide an additional service to our temporary employees which most of our competitors do not offer and which we believe enhances our ability to attract temporary employees.

New Branch Openings.  We identify desirable areas for locating new branches using a demographic model that analyzes the potential supply of temporary employees and customer demand based on a zip code resolution of employment figures, demographics and the relative distance to our nearest existing branch.  In addition, we locate branches in areas convenient for our temporary employees, which are near public transportation, and have parking available.  After establishing a branch in a metropolitan area, we have often clustered additional locations within the same area if demand for our services was strong enough.  Multiple locations in a market reduce both opening costs and operating risk for new branches because direct mail and other advertising costs are spread among more branches and because the new branch benefits from existing customer relationships and established Labor Ready brand recognition.

We have standardized the process of opening new branches.  When we open a new branch, we invest in recruiting and training new permanent employees, equipping the branch, and funding losses during its start-up growth period.  On average, we incurred start-up costs, including net operating losses, of approximately $90,000 per branch opened in 2006.  New branches are expected to generate revenue sufficient to cover their operating costs within one to two years.  The volume necessary for profitable operations ranges from $450,000 to $750,000 per year, depending on the brand.  Branches in operation at the end of the year and open for at least one full year generated average annual revenue of approximately $1.5 million per branch in 2006.

SEASONALITY

Our business experiences seasonal fluctuation.  Construction and construction related businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months.  Inclement weather can slow construction and landscaping activities in such periods.  As a result, we generally experience an increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months. Additionally, our gross profit has generally fluctuated as our mix of business changes from quarter to quarter.

COMPETITION

The short-term, manual labor sector of the temporary services industry is highly competitive with limited barriers to entry. Several very large full-service and specialized temporary staffing companies, as well as small local companies, compete with us in the staffing industry.  A large percentage of temporary staffing companies serving the manual labor sector of the industry are local operations with fewer than five branches.  Within local or regional markets, these firms actively compete with us for business.  In most areas, no single company has a dominant share of the market.  One or more of these competitors may decide at any time to enter or expand their existing activities in the short-term labor market and provide new and increased competition to us.  While entry to the market has limited barriers, lack of working capital frequently limits the growth of smaller competitors.

We believe that the primary competitive factors in obtaining and retaining customers are the cost of temporary labor, the quality of the temporary employees provided, the responsiveness of the temporary staffing company to provide the requested amount of temporary employees on time, and the number and location of branches.  Competition in some markets is intense, particularly with regard to recruiting workers, and these competitive forces limit our ability to raise prices to our customers.  For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance.  As a result of these forces, we have in the past faced pressure on our operating margins.  See Item 1A below of this Form 10-K - Risk Factors.

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

Proposed New Regulations.  See Risk Factors in Item 1A below.  We are continually subject to the risk of new regulations which could harm our business.

PATENTS AND TRADEMARKS

Our business is not presently dependent on any patents, licenses, franchises or concessions.  “Labor Ready,” “Spartan Staffing,” “CLP Resources” and service marks such as “Work Today, Paid Today” and “Work Today, Cash Today” are registered with the U.S. Patent and Trademark Office.  We have also been granted a patent by the U.S. Patent and Trademark authorities for the system of controlling a network of CDMs for the disbursement of temporary employee payroll.

d) Financial Information About Geographic Areas

The following table depicts our revenue derived from within the United States and that derived from other countries for the past three years (in thousands).

	2006		2005		2004

United States (including Puerto Rico)	$1,263,642	93.7%	$1,155,494	93.5%	$965,454	92.5%
Canada and the United Kingdom	85,476	6.3%	80,576	6.5%	78,782	7.5%
Total revenue from services	$1,349,118	100%	$1,236,070	100%	$1,044,236	100%

The following table depicts our net property and equipment located in the United States and the net property and equipment located in other countries for the past three years (in thousands).

	2006		2005		2004

United States (including Puerto Rico)	$29,982	93.8%	$24,689	92.8%	$22,680	90.1%
Canada and the United Kingdom	1,967	6.2%	1,926	7.2%	2,494	9.9%
Total property and equipment, net	$31,949	100%	$26,615	100%	$25,174	100%

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

Item 1A.          RISK FACTORS

Investing in our securities involves a high degree of risk.  The following risk factors, issues and uncertainties should be considered in evaluating our future prospects.  In particular, keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report.  Forward-looking statements relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward—looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward—looking statements.  Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment.  Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

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

We maintain various types of insurance coverage to help offset the costs associated with certain risks to which we are exposed.  We have previously experienced, and could again experience, changes in the insurance markets that result in significantly increased insurance costs and higher deductibles.  For example, we are required to pay workers’ compensation benefits for our temporary and permanent employees.  Under our workers’ compensation insurance program, we maintain “per occurrence”

insurance, which covers claims for a particular event above a  $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis.  While we have secured coverage with American International Group, Inc. (AIG) for occurrences during the period from July 2006 through June 2007, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after June 2007.  In the event we are not able to obtain workers’ compensation insurance, or any of our other insurance coverages, on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

We also maintain employment practice liability insurance (EPLI) for certain types of claims that may arise out of the course of employment.  We currently maintain a policy with a $1.0 million deductible for single-party claims and a $2.5 million deductible for multiple-party claims with a maximum aggregate coverage of $10.0 million per claim and per policy year which is applicable to the coverage period of July 2006 through June 2007.  The EPLI market has historically experienced increased losses creating increases in insurance premiums, increases in deductible limits, and decreases in overall coverage.  In the event we are unable to retain EPLI coverage on commercially reasonable terms, our financial condition and results of operations could suffer.

We expect that the amount of collateral that we are required to post to support our workers’ compensation obligations will increase, which will reduce the capital we have available to grow and support our operations.

We are required to maintain commitments such as cash and cash-backed instruments, irrevocable letters of credit, and/or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims.  We pledge cash or other assets in order to secure these commitments and there are a number of factors that cause the size of our collateral commitments to grow over time.  First, as our business grows so does our workers’ compensation reserve and the collateral needed to support it.  Second, we sometimes face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will continue to increase.  We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of capital for these commitments are limited and we could be required to seek additional sources of capital in the future.  These additional sources of financing may not be available on commercially reasonable terms.  Even if they are available, these financings could result in dilution of earnings to our existing shareholders.

Our reserves for workers’ compensation claims and other liabilities and our allowance for doubtful accounts may be inadequate, and we may incur additional charges if the actual amounts exceed the estimated amounts.

We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses.  These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported.  This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims.  We evaluate the reserve regularly throughout the year and make adjustments accordingly.  If the actual costs of such claims and related expenses exceed the amounts estimated, or if the discount rates represent an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required.  We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s estimates and judgments of the scope and likelihood of these liabilities.  We believe our judgements and estimates are adequate; however if the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

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

With regard to employment claims, we currently maintain a policy with a $1.0 million deductible for single-party claims and a $2.5 million deductible for multiple-party claims with a maximum aggregate coverage of $10.0 million per claim and per policy year which is applicable to the coverage period of July 2006 through June 2007.  With regard to general liability claims, we currently maintain a policy with a $1.0 million self-insured retention for all claims with a maximum coverage of $500,000 per claim and a $5.0 million aggregate per policy year which is applicable to the coverage period of July 2006 through June 2007.

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

A significant portion of our revenue is derived from our operations in a limited number of states.  Total revenue generated from operations in California, Texas and Florida, accounted for 38% of our overall revenue in 2006 and approximately 35% of our overall revenue in 2005 and 2004.

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

Our international branch operations expose us to certain risks.  If we are not able to effectively manage those risks, our financial results could be harmed.  As of December 29, 2006, we had 87 branches outside the United States in the United Kingdom and Canada.  Risks not already discussed in connection with our domestic branch operations include: fluctuations in the value of foreign currencies and the additional expense and risks inherent in operations in geographically and culturally diverse locations.

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

Organized labor has, in the past and could again in the future, been active in sponsoring legislation which could significantly increase our costs of doing business or decrease the value of our services to our customers, either of which could harm our results of operations.

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

We require significant working capital in order to operate our business.  We may experience periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the second and third quarter of the year.  We invest significant cash into the opening and operations of new branches until they begin to generate revenue sufficient to cover their operating costs.  We also pay our temporary employees on a daily basis and bill our customers on a weekly basis, and, on average, collect monthly.  As a result, we must maintain cash reserves to pay our temporary employees prior to receiving payment from our customers.  In addition, we are required to pledge certain short-term assets to secure letters of credit and to pledge other assets to collateralize our workers’ compensation obligations. These collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes.  As a result of these factors, if our available cash balances and borrowing base under our existing credit facility do not grow commensurate with the growth in our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

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

In four states (Washington, West Virginia, North Dakota, Wyoming), Canada and Puerto Rico, (our monopolistic states) we pay workers’ compensation insurance premiums directly to the government in amounts based in part on the classification of jobs performed by our employees.  From time to time, we are subject to audits by various state regulators regarding our classifications of jobs performed by our employees.  If it is determined that we have materially misclassified a significant number of our employees, we could be required to pay significant amounts of additional premium as well as penalites and interest.

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

Item 2.            PROPERTIES

We lease the building space at virtually all of our branches.  Under the majority of these leases, both parties to the agreement have the right to terminate the lease on 90 days notice and upon payment of an early termination penalty equivalent to three months rent.  A small percentage of leases provide for a minimum lease term in excess of one year.  We own a 157,000 square foot office building with an attached parking garage in downtown Tacoma, Washington, which serves as our headquarters.  We also own  two branches in Florida.  Management believes all of our facilities are currently suitable for their intended use. See Note 13 of Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

Item 3.            LEGAL PROCEEDINGS

See Note 13 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K (listed under Legal Contingencies and Developments, below).

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 29, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange:

Quarter Ended	High	Low

April 1, 2005	$19.46	$15.14
July 1, 2005	$23.60	$16.27
September 30, 2005	$26.45	$20.90
December 30, 2005	$26.50	$20.62
March 31, 2006	$26.05	$20.50
June 30, 2006	$27.75	$20.79
September 29, 2006	$22.75	$14.94
December 29, 2006	$19.82	$15.45

Holders of the Corporation’s Capital Stock

We had approximately 734 shareholders of record as of February 12, 2007.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future.  Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our lending facility, which may have the effect of restricting our ability to pay dividends.

Issuer Purchases of Equity Securities

Under our authorized share repurchase program, we purchased and retired 4.2 million shares of common stock at a weighted average price of $20.88, excluding commissions, during 2006. The total amount purchased during 2006 was $88.7 million, including commissions.

The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 29, 2006.

On July 25, 2006, we announced that our Board of Directors authorized the future repurchase of our common stock in either open market or private transactions at a total cost of up to $50.0 million.  As of December 29, 2006, $13.1 million of the authorization remained available for future purchases of our common stock.

Subsequent to December 29, 2006, we announced that our Board of Directors authorized additional repurchases of our common stock up to $75.0 million.  This authorization when combined with the existing $13.1 million authorization provides for the future repurchase of up to $88.1 million worth of our common stock.

				Maximum number
			Total number of	of shares (or
			shares purchased as	approximate dollar
			part of publicly	value) that may yet
Period		Weighted average	announced plans for	be purchased under
	Total number of shares purchased (1)	price paid per share (2)	programs (1)	plans or programs

9/30/06 through 10/27/06	152,476	$17.34	152,100	$39.3 million
10/28/06 through 11/24/06	929,150	$18.00	928,400	$22.6 million
11/25/06 through 12/29/06	500,856	$18.98	500,000	$13.1 million
Total	1,582,482	$18.24	1,580,500	$13.1 million

(1)   During the thirteen weeks ended December 29, 2006, we purchased 1,982 shares in order to satisfy tax withholding obligations upon the vesting of restricted stock.  These shares were not acquired pursuant to any repurchase plan or program.

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

Summary Consolidated Financial And Operating Data

(in thousands, except per share data and number of branches)

	2006	2005 (2)	2004 (2)	2003	2002
Statement of Income Data:
Revenue from services	$1,349,118	$1,236,070	$1,044,236	$891,191	$862,733
Gross profit	433,345	391,622	317,177	266,313	250,072
Selling, general and administrative expenses	318,681	286,460	244,606	226,019	220,216
Income before tax expense	116,173	100,195	59,845	27,567	17,902
Net income	$76,472	$62,021	$36,313	$17,531	$11,586

Net income per common share:
Basic	$1.46	$1.28	$0.87	$0.43	$0.28
Diluted	$1.45	$1.18	$0.75	$0.41	$0.28
Weighted average shares outstanding (1):
Basic	52,418	48,421	41,674	40,387	41,017
Diluted	52,853	53,793	52,289	50,916	41,771

Operating Data (unaudited):
Revenue from branches open for full year	$1,325,902	$1,136,617	$980,672	$875,848	$855,591
Revenue from branches opened or acquired during year	22,236	96,530	59,717	11,561	4,724
Revenue from branches closed during year	980	2,923	3,847	3,782	2,418
Total	$1,349,118	$1,236,070	$1,044,236	$891,191	$862,733

Branches open at period end	912	887	815	779	748

	At Year End,
	2006	2005 (2)	2004 (2)	2003	2002
Balance Sheet Data:
Current assets	$339,758	$318,663	$261,058	$206,749	$177,290
Total assets	592,306	572,076	444,107	373,717	328,559
Current liabilities	101,385	100,014	76,508	70,830	57,836
Long-term liabilities	138,403	123,464	165,205	148,748	138,612
Total liabilities	239,788	223,478	241,713	219,578	196,448
Shareholders’ equity	352,518	348,598	202,394	154,139	132,111
Working capital	$238,373	$218,649	$184,550	$135,919	$119,454

(1)          Weighted average shares outstanding are described in Note 12 to the Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

(2)   On April 5, 2004, we acquired substantially all of the assets of Spartan Staffing and on May 27, 2005, we acquired 100% of the common stock of CLP Holdings Corp.  The operations of these entities are included subsequent to these dates.  See Note 2 to the Consolidated Financial Statements for further information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in connection with our Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this document.

Executive Overview

Labor Ready is an international provider of temporary employees for manual labor, light industrial, and skilled construction trades, operating under the brand names of Labor Ready, Labour Ready, Workforce, Spartan Staffing, and CLP Resources.  Our customers are primarily small- to mid-sized businesses in various industries.  Annually we serve more than 300,000 customers and  put approximately 600,000 people to work.  At the end of December 29, 2006 we had 912 branches located in all 50 of the United States, Canada, Puerto Rico and the United Kingdom.  We believe our ability to provide a large number of temporary employees on short notice, usually the same day as requested, provides us with a competitive advantage.

Net income grew by 23.3% in 2006 in comparison with 2005.  The growth in net income resulted from an increase in revenue and gross margin partially offset by an increase in Selling, General and Administrative (“SG&A”) expense as a percentage of revenue.  Also contributing to the increase in net income was an increase in net interest income and a lower effective tax rate.

Revenue for 2006 was $1.35 billion, an increase of 9.1% over the prior year.  Net income improved 23.3% to $76.5 million, or $1.45 per diluted share. The 2006 revenues were higher primarily as a result of a full year of revenues from CLP Resources, which we acquired in May 2005, and an increase in same store sales for the year.  Towards the end of 2006, we experienced a decline in same branch revenue which we expect to continue through the first half of 2007.  This decline can be attributed to certain geographic areas experiencing negative trends in residential construction as well as other industries providing products or services to residential construction.  Although we expect a decline in revenue during the first half of 2007, we believe that the fundamental demand for our services is sound, and the recent decline in demand for our services is a cyclical adjustment in the economy.

Gross margin improved during 2006 as a result of continued success in controlling the costs of workers’ compensation by reducing work-related injuries.  Our bill rate to pay rate ratio also remained fairly steady during 2006 as compared to 2005.  SG&A expenses increased to 23.6% for 2006 compared to 23.2% during 2005.  SG&A expense was higher during 2006 due to increased incremental stock compensation due to the adoption of a new accounting standard, a change in the mixture of branches in our brands with a higher cost structure and investments in sales and safety teams during 2006.

Net interest and other income improved to 0.9% of revenue for 2006 compared to 0.4% for 2005.  The increase in net interest and other income is largely due to a reduction in interest expense related to the elimination of $70.0 million of debt in June 2005, as well as higher average cash and restricted cash balances and yields on those balances.

We continued to make progress on our strategies during 2006.  Same branch revenue growth for 2006 was approximately 4.0% bringing the average revenue per branch to approximately $1.5 million.  We believe our branches, on average, can manage average annual sales in excess of $2.5 million per year without a significant increase in fixed costs.  In support of this strategy, we invested in sales training and management in 2006 and believe continued focus in this area is crucial to successfully increasing our average branch revenue in the future.  In regard to our strategy of expanding into new markets, we opened 50 new locations during 2006 with a little over half of these openings occurring in the CLP Resources and Spartan Staffing brands.  We plan to grow both of these brands through new branch openings and complementary acquisitions with the intent of establishing national footprints.

We undertook a significant share repurchase effort in 2006 by repurchasing $88.7 million of our common stock, including commissions. On January 31, 2007, our Board of Directors authorized the repurchase of an additional $75.0 million of company stock in addition to the $13.1 million remaining from a previous authorization for a total of $88.1 million.  During 2007, we plan to repurchase $88.1 million of our common stock.  We also plan to focus on expanding our service offerings by evaluating acquisitions that complement our current brands in Blue collar staffing.

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

Workers’ Compensation Reserve.  We maintain a reserve for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses.  These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported.  The reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to estimated net present value using discount rates based on average returns on “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims.  We evaluate the reserve regularly throughout the year and make adjustments accordingly.  If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

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

Goodwill and Indefinite-lived Intangible Assets.  As a result of our acquisitions, we have recorded goodwill and various intangible assets at their estimated fair values.  The estimated fair values of the acquired indefinite-lived intangible assets are based on our expectations regarding future operating results and cash flows.  The purchase price in excess of the fair value of the acquired tangible and intangible assets is classified as goodwill and is tested for impairment in the fourth quarter of each fiscal year and whenever events or circumstances indicate that an impairment may have occurred.  Fair value for purposes of our impairment test is determined based on discounted cash flows, market multiples or appraised values as appropriate. Such analysis requires the use of certain future market assumptions and discount factors, which are subjective in nature.  Estimated values can be affected by many factors beyond the company’s control such as business and economic trends and government regulation. Management believes that the assumptions used to determine fair value are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company’s results of operations.

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

Income Taxes and Related Valuation Allowances.  We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.  As required under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS No. 109”), we measure these expected future tax consequences based upon the provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated.  Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations.  When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that we may not realize when we believe it is more likely than not that we may not realize all or some portion of our deferred tax assets based upon  our judgments regarding future events and past operating results.  We also provide a reserve for tax contingencies when we believe a probable and estimable exposure exists.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 8 of Part II in this Form 10-K.)

Cash Flows from Operating Activities

Net cash provided by operating activities was $108.2 million during 2006 and was due primarily to our net income and increases in our workers’ compensation claims reserve.

Our net income for 2006 was $76.5 million.  The workers’ compensation claims reserve increased $21.6 million during 2006 compared to an $18.3 million increase during the same period a year ago.  Overall, the growth in our workers’ compensation claims reserve is the result of an increased exposure base which is related to increased revenue.  The reserve is increased in relation to temporary payroll hours billed and reduced as we pay claims over a weighted average period of approximately six years.

Cash Flows From Investing Activities

Net cash used in investing activities was $1.8 million in 2006.  Cash used in investing activities primarily related to the increase in capital expenditures due to technology upgrades, an upgrade of security systems and leasehold improvements.  Cash used in  investing activities was partially offset by an increase in restricted cash associated with the collaterialization of our workers’ compensation program.

Cash Flows from Financing Activities

Net cash used in financing activities was $81.1 million in 2006.  Under our authorized share repurchase program, we purchased and retired 4.2 million shares of common stock for a total of $88.7 million, including commissions. The 2006 share repurchases were funded through cash and cash equivalents.  Cash provided by financing activities related primarily to net proceeds from the sale of stock through our options and employee benefit plans and the excess tax benefits from stock-based compensation.

Subsequent to December 29, 2006, we announced that our Board of Directors authorized additional repurchases of our common stock up to $75.0 million.  The new $75.0 million authorization combined with the $13.1 million remaining from a previous authorization provides for the future repurchase of up to $88.1 million of our common stock.

Capital Resources

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of December 29, 2006, our margin was 0.50% and our unused capacity fee was 0.15%.  At December 29, 2006 we had $45.5 million of letters of credit issued against that borrowing capacity leaving us with $34.5 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts as well as cash deposits held by our insurance carriers.  At December 29, 2006 we had restricted cash in our Workers’ Assurance Program totaling $139.2 million.  Of this cash, $138.7 million was committed to insurance carriers leaving $0.5 million available for future needs.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

We provide workers’ compensation insurance for our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually.  We have coverage with American International Group, Inc. (“AIG”) for occurences during the period from July 2006 through June 2007.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

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

At December 29, 2006 and December 30, 2005 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	December 29,	December 30,
	2006	2005
Workers’ Assurance Program - committed collateral (1)	$138.7	$138.8
Letters of credit	45.5	51.6
Surety bonds (2)	17.6	17.2
Other cash–backed instruments	0.6	--
Total Collateral Commitments	$202.4	$207.6

(1) We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.

(2) We had $3.8 million and $9.7 million of restricted cash collateralizing our surety bonds at December 29, 2006 and December 30, 2005, respectively.  While our workers’ compensation reserve increased, the need to post additional collateral has been largely offset by favorable trends from our insurance company in the amount of collateral they require for prior years.  Likewise, some of our surety bonds are no longer required to be backed 100% by cash.

Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but does not exceed 2.0% of the bond amount, subject to a minimum charge.  The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

Our Workers’ Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers.  The fees related to those instruments subject to an annual fee were approximately 0.45% as of December 29, 2006.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	December 29,	December 30,
	2006	2005

Ending workers’ compensation reserve:	$189.4	$167.9
a) Discount on reserves	41.3	35.7
b) Timing of collateral release with prior providers	13.0	15.1
c) Collateral posted with current provider in comparison to obligation incurred	(19.4)	8.8
d) Reserves for claims above our deductible (“excess claims”), net of discount	(21.9)	(19.9)

Total Collateral Commitments	$202.4	$207.6

Our total collateral commitments differ from our workers’ compensation reserve due to several factors including the following which are reconciled above: (a) our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve; (b) a delay in the release of collateral posted with prior insurance companies for claims that have been previously paid and, therefore, are no longer reflected in the reserve; (c) collateral posted with the current insurance carrier in comparison to the estimated balance of unpaid claims; and (d) discounted reserves for claims above our deductible.

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

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods.  We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses.  Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  Our claims reserves are discounted to their estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims.  At December 29, 2006 our reserves are discounted at rates ranging from 4.27% to 5.52%.

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

	2006	2005	2004

Beginning balance	$167,859	$135,612	$112,158

Self-insurance reserve expenses
Expenses related to current year (net of discount)	64,211	69,413	60,978
Changes related to prior years	(8,702)	(13,189)	(7,691)
Total	55,509	56,224	53,287

Amortization of prior year discount	2,903	783	5,313

Payments
Payments related to current year claims	(9,048)	(11,500)	(10,236)
Payments related to claims from prior years	(29,550)	(29,492)	(25,429)
Total	(38,598)	(40,992)	(35,665)

Net change in excess claims reserve	1,762	3,128	519
CLP liability assumed, net of discount	--	13,104	--

Ending balance	189,435	167,859	135,612
Less current portion	52,229	46,211	41,683
Long-term portion	$137,206	$121,648	$93,929

Other

Included in cash and cash equivalents at December 29, 2006 and December 30, 2005 is cash held within branch CDMs for payment of temporary payrolls in the amount of approximately $19.6 million and $18.1 million, respectively.

Our capital expenditures for 2006, 2005 and 2004, including assets acquired via capital leases, were $13.3 million, $7.3 million and $5.6 million, respectively.  The increase in 2006 in comparison with 2005 is primarily due to upgrade of security systems, leasehold improvements and work associated in upgrading our proprietary front end software system.  Work associated in upgrading our proprietary front end software system will continue in 2007.  We anticipate that our capital expenditures will be approximately $12 million to $15 million in 2007.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.  There were no material changes outside the ordinary course of business in our contractual obligations during 2006.

The following table provides a summary of our contractual obligations as of the end of 2006:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2007	2008 through 2009	2010 through 2011	2012 and later
Capital lease obligations (a)	$1,138	$940	$198	$--	$--
Operating leases (b)	14,006	4,591	5,485	2,769	1,161
Purchase obligations (c)	5,496	3,805	1,691	--	--
Other long-term obligations (d)	2,245	2,245	--	--	--
Other cash obligations (e)	14,675	14,675	--	--	--

Total Contractual Cash Obligations	$37,560	$26,256	$7,374	$2,769	$1,161

(a)          Primarily payments on computer equipment and technology commitments.

(b)         Excludes all payments related to branch leases cancelable within 90 days.

(c)          Binding purchase orders for goods or services outstanding at December 29, 2006.

(d)         Voice and data service contracts and licensing agreements.

(e)          Collateral obligations related to workers’ compensation policy year ending July 1, 2007.

We are required by our insurance carriers to collateralize a portion of our workers’ compensation obligation with cash.  Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation.  The amounts of cash available for future restriction are subject to our borrowing capacity under the Revolving Credit Facility and cash available at the time of the restriction.  The following table provides a summary of our estimated collateral obligations for 2007 and the collateral capacity available to us as of December 29, 2006 (in thousands):

Revolving Credit Facility-Capacity	$80,000
Revolving Credit Facility-Committed	(45,500)
Revolving Credit Facility-Available Capacity	34,500
Cash and cash equivalents	107,944
Marketable securities	91,510
Total Capacity	233,954

Estimated Collateral Restriction for 2007	(34,500)

Remaining Collateral Capacity	$199,454

Results of Operations

The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Income for the periods indicated:

	2006	2005	2004

Revenue from services	100.0%	100.0%	100.0%
Cost of services	67.9	68.3	69.6
Gross Profit	32.1	31.7	30.4
Selling, general and administrative expenses	23.6	23.2	23.4
Depreciation and amortization	0.8	0.7	1.0
Interest expense	(0.1)	(0.4)	(0.6)
Interest and other income	0.9	0.7	0.3
Income before tax expense	8.5	8.1	5.7
Net income	5.7	5.0	3.5

Branches and Revenue from Services.  The number of branches increased to 912 at December 29, 2006 from 887 locations at December 30, 2005, a net increase of 25 branches or 2.8%.  Revenue for 2006 increased 9.1% compared to 2005.  The change in revenue was made up of the following five components: (a) a 4.0% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a 4.3% increase due to acquired branches (c) a (0.8%) decline in revenue related to branches closed over the past twelve months, (d) a 1.5% increase in revenue from new branches opened less than one year, excluding the acquired branches and (e) a net 0.1% increase from other miscellaneous factors.

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

Revenue from our international operations for 2006 was approximately 6.2% of our total revenue compared to 6.5% and 7.5% for 2005 and 2004.

Cost of Services.  Cost of services was 67.9% of revenue for 2006 compared to 68.3% and 69.6% for 2005 and 2004, respectively. Workers’ compensation costs for 2006 were approximately 5.6% of revenue compared to 6.1% in 2005 and 7.3% in 2004. The reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents.

The decrease in cost of services as a percent of revenue between 2005 and 2004 was also due to the reduction to our workers’ compensation costs as a result of safety and risk management programs reducing the frequency of accidents.

Selling, General, and Administrative Expenses.  SG&A expenses were 23.6% of revenue for 2006 and 23.2% and 23.4% of revenue for 2005 and 2004, respectively.  The increase during 2006 was primarily attributable to three factors.  The first was the increase in SG&A as a percentage of sales due to increased stock-based compensation related to the adoption of FAS 123R and an increase in restricted stock expense. The second reason is the mix of new branch openings during 2006.  CLP and Spartan brands comprised the majority of new branch openings.  These brands have a higher initial cost structure, longer break-even period and ultimately a higher average branch revenue than the Labor Ready brand.  The third reason is the increase to our sales and safety teams.  We have added sales resources to generate revenue growth and safety personnel to reduce accident rates.

Effective December 31, 2005, the first day of our 2006 fiscal year,  we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method.  Under this transition method, we recognized stock-based compensation expense for stock based awards granted subsequent to the year ended December 30, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We historically recorded stock-based compensation expense for restricted stock grants and will continue to do so. Results for prior periods have not been restated, as provided for under the modified-prospective method.  Compensation cost for all stock-based awards is recognized using the straight-line method over the requisite service period.  Total stock-based compensation cost recorded for 2006 was $6.4 million before income tax effect.  Also, in 2005 we began granting more restricted stock as opposed to stock options as part of our compensation strategy.  Restricted stock expense, before income tax effect, for 2006 was $2.9 million compared to $1.5 million for 2005 and $0.3 million for 2004.

SG&A expenses as a percentage of revenue decreased during 2005 compared to 2004 as we increased average branch revenue while at the same time continuing to control operating costs.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased to $10.4 million from $9.6 million and $10.1 million for 2005 and 2004, respectively. The increase during 2006 was primarily attributable to the depreciation and amortization on acquired CLP assets.

The decrease during 2005 as compared to 2004 is the result of several assets becoming fully depreciated during 2005, offset by an increase in depreciation attributable to the acquired CLP Resources assets.

Interest Expense. We recorded interest expense of $0.8 million for 2006 compared to $4.2 million and $6.7 million for 2005 and 2004, respectively.  The decreases during 2006 compared to 2005 and 2005 compared to 2004  are due to the redemption of our Convertible Subordinated Notes during the second quarter of 2005.

Interest and Other Income. We recorded interest and other income of $12.6 million for 2006 compared to $8.8 million for 2005 and $4.1 million for 2004.  The increase during 2006 compared to 2005 and 2005 compared to 2004 is attributable to increasing average cash and restricted cash balances, the rise in short-term interest rates, and increased rates of return on our restricted cash.

Income Tax.  Our effective tax rate was 34.2% in 2006 compared to 38.1% in 2005 and 39.3% in 2004.  The decrease in our effective tax rate during 2006 is primarily attributable to a decrease in our blended state tax rate and resolution of certain state income tax matters in the fourth quarter of 2006. The effective income tax rate for 2006 varies from the federal statutory tax rate of 35% primarily due to state income taxes, federal employment tax credits and certain non-deductible expenses.

The decrease in 2005 as compared to 2004 is largely attributable to lower reserves for state taxes on net income.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  As of December 29, 2006, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2006 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of December 29, 2006, our marketable securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2006 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements
Consolidated Balance Sheets — December 29, 2006 and December 30, 2005
Consolidated Statements of Income - Fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004
Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004
Consolidated Statements of Cash Flows - Fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Selected Quarterly Financial Data (unaudited)

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	December 29,		December 30,
	2006		2005
CURRENT ASSETS:
Cash and cash equivalents	$107,944		$82,155
Marketable securities	91,510		93,510
Accounts receivable	125,282		127,354
Allowance for doubtful accounts	(5,109)		(5,395)
Prepaid expenses, deposits and other	15,651		15,227
Income tax receivable	2,229		3,342
Deferred income taxes	2,251		2,470

Total current assets	339,758		318,663

PROPERTY AND EQUIPMENT:
Buildings and land	21,505		18,194
Computers and software	39,341		34,465
Cash dispensing machines	14,280		15,420
Furniture and equipment	8,345		4,895

	83,471		72,974
Less accumulated depreciation and amortization	51,522		46,359

Property and equipment, net	31,949		26,615

OTHER ASSETS:
Restricted cash and other assets	143,731		152,679
Deferred income taxes	6,972		3,931
Goodwill	37,364		37,370
Other assets, net	32,532		32,818

Total other assets	220,599		226,798

Total assets	$592,306	$	$572,076

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 29,	December 30,
	2006	2005
CURRENT LIABILITIES:
Accounts payable	$22,653	$25,759
Accrued wages and benefits	25,596	26,741
Current portion of workers’ compensation claims reserve	52,229	46,211
Other current liabilities	907	1,303

Total current liabilities	101,385	100,014

LONG-TERM LIABILITIES:
Workers’ compensation claims reserve, less current portion	137,206	121,648
Other non-current liabilities	1,197	1,816

Total long-term liabilities	138,403	123,464

Total liabilities	239,788	223,478

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	--	--
Common stock, no par value, 100,000 shares authorized; 50,637 and 53,838 shares issued and outstanding	76,372	149,415
Cumulative foreign currency translation adjustment, net of tax	2,717	2,261
Cumulative unrealized gain (loss) on marketable securities	11	(24)
Retained earnings	273,418	196,946

Total shareholders’ equity	352,518	348,598

Total liabilities and shareholders’ equity	$592,306	$572,076

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004

In Thousands (Except Per Share Data)

	2006	2005	2004
Revenue from services	$1,349,118	$1,236,070	$1,044,236

Cost of services	915,773	844,448	727,059
Gross profit	433,345	391,622	317,177

Selling, general and administrative expenses	318,681	286,460	244,606
Depreciation and amortization	10,364	9,603	10,127
Income from operations	104,300	95,559	62,444

Interest expense	(775)	(4,162)	(6,690)
Interest and other income	12,648	8,798	4,091
Interest and other income (expense), net	11,873	4,636	(2,599)
Income before tax expense	116,173	100,195	59,845

Income tax	39,701	38,174	23,532

Net income	$76,472	$62,021	$36,313

Net income per common share:
Basic	$1.46	$1.28	$0.87
Diluted	$1.45	$1.18	$0.75

Weighted average shares outstanding:
Basic	52,418	48,421	41,674
Diluted	52,853	53,793	52,289

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004

In Thousands

				Accumulated
				other	Total
	Common stock		Retained	comprehensive	shareholders’
	Shares	Amount	earnings	income	equity
Balances, January 2, 2004	41,102	$53,441	$98,612	$2,086	$154,139
Net income			36,313		36,313
Foreign currency translation adjustment, net of tax				1,519	1,519
Unrealized loss on marketable securities				(50)	(50)
Total comprehensive income					37,782
Common stock issued on the exercise of options including tax benefits	1,152	9,079			9,079
Common stock issued through employee benefit plans	86	982			982
Restricted stock grants	95	--			--
Stock-based compensation	--	266			266
Common stock bonus and incentive	12	146			146

Balances, December 31, 2004	42,447	$63,914	$134,925	$3,555	$202,394
Net income			62,021		62,021
Foreign currency translation adjustment, net of tax				(1,316)	(1,316)
Unrealized loss on marketable securities				(2)	(2)
Total comprehensive income					60,703
Conversion of Subordinated Notes	9,642	68,807			68,807
Common stock issued on the exercise of options including tax benefits	1,355	13,670			13,670
Common stock issued through employee benefit plans	73	1,391			1,391
Restricted stock grants	391	--			--
Restricted stock cancellations	(77)	--			--
Stock-based compensation	--	1,517			1,517
Common stock bonus and incentive	7	116			116

Balances, December 30, 2005	53,838	$149,415	$196,946	$2,237	$348,598
Net income			76,472		76,472
Foreign currency translation adjustment, net of tax				456	456
Unrealized gain on marketable securities				35	35
Total comprehensive income					76,963
Common stock repurchased	(4,244)	(88,744)			(88,744)
Common stock issued on the exercise of options including tax benefits	758	8,674			8,674
Common stock issued through employee benefit plans	89	1,467			1,467
Restricted stock grants	256	--			--
Restricted stock cancellations	(59)	--			--
Stock withheld for tax purposes-restricted stock	(56)	(1,164)			(1,164)
Stock-based compensation	38	6,377			6,377
Common stock bonus and incentive	17	347			347

Balances, December 29, 2006	50,637	$76,372	$273,418	$2,728	$352,518

See accompanying notes to consolidated financial statements

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004

In Thousands

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,472	$62,021	$36,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,364	10,087	10,902
Provision for doubtful accounts	7,215	9,569	9,599
Stock-based compensation	6,377	1,517	266
Excess tax benefits from stock-based compensation	(3,527)	--	--
Deferred income taxes	(3,169)	(658)	14,168
Tax benefit on stock options	--	6,031	2,472
Other operating activities	56	270	50
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(5,429)	(24,173)	(24,292)
Income taxes	4,797	12,314	(14,699)
Other assets	(2,677)	(4,808)	259
Accounts payable	(3,068)	9,838	1,613
Accrued wages and benefits	(798)	5,406	3,916
Workers’ compensation claims reserve	21,576	18,253	23,454
Other current liabilities	(38)	(225)	(300)
Net cash provided by operating activities	108,151	105,442	63,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,007)	(5,260)	(5,247)
Purchases of marketable securities	(88,266)	(124,317)	(69,090)
Maturities of marketable securities	90,301	84,014	65,332
Purchase of CLP Holdings Corp., net of cash acquired	--	(45,963)	--
Purchase of Spartan Staffing, Inc.	--	--	(9,890)
Increase (decrease) in restricted cash and other assets	8,948	(24,072)	(17,805)
Other	214	(301)	(153)
Net cash used in investing activities	(1,810)	(115,899)	(36,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(88,744)	--	--
Net proceeds from sale of stock through options and employee benefit plans	5,293	8,649	7,370
Excess tax benefits from stock-based compensation	3,527	--	--
Payments on debt	(1,212)	(2,327)	(2,750)
Checks issued against future deposits	--	--	(4,197)
Net cash provided by (used in) financing activities	(81,136)	6,322	423
Effect of exchange rates on cash	584	(1,265)	1,396
Net change in cash and cash equivalents	25,789	(5,400)	28,687
CASH AND CASH EQUIVALENTS, beginning of year	82,155	87,555	58,868
CASH AND CASH EQUIVALENTS, end of year	$107,944	$82,155	$87,555

See accompanying notes to consolidated financial statements

LABOR READY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Labor Ready is an international provider of temporary employees for manual labor, light industrial and skilled construction trades, operating under the brand names of Labor Ready, Labour Ready, Workforce, Spartan Staffing and CLP Resources.  Our customers are primarily small- to mid-sized businesses in the construction, warehousing, hospitality, landscaping, transportation, light manufacturing, retail, wholesale, facilities and sanitation industries.  Annually we serve more than 300,000 customers and  put approximately 600,000 people to work.  As of December 29, 2006 we had 912 branches located in all 50 of the United States, Canada, Puerto Rico and the United Kingdom. None of the customers for which we provide services individually comprise a significant portion of our revenue within a geographic region or for us as a whole.

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

Our operations qualify to be reported as one reportable segment.  Our operations are all in the industrial staffing sector which serve similar customers, provide similar services, and have similar expected operating margins.

Fiscal year end

Effective fiscal 2006, the Company changed its fiscal year from one ending on the Friday closest to December 31st to the last Friday in December.  The purpose for the change is to improve comparability of fiscal years.  As a result of the change, New Year’s Day (the “Holiday”) will occur once in each fiscal year, whereas under the prior policy the Holiday periodically fell twice in the same fiscal year.  The Company’s consolidated financial statements will continue to be presented on a 52/53-week fiscal year end basis. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks.  Fiscal years 2006, 2005 and 2004 were 52-week years.  The current year-end of Friday, December 29, 2006 is the same as it would have been under the prior policy.

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

Reclassifications

Certain amounts in the consolidated financial statements for 2005 and 2004 have been reclassified to conform to the 2006 presentation.  These reclassifications had no effect on the operating results of either year.

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

Advertising costs

We expense production costs of print, radio and advertisements as of the first date the advertisements take place.  Advertising expenses included in selling, general and administrative expenses were $9.2 million in 2006, $9.4 million in 2005 and $8.0 million in 2004.

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

Property and equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are 40 years for buildings, three to five years for computers, seven years for cash dispensing machines and three to ten years for furniture and equipment.  Leasehold improvements are amortized over the shorter of the related non-cancelable lease term, which is typically 90 days, or their estimated useful lives.

Capitalized software costs

We expense costs incurred in the preliminary project stage of developing or acquiring internal use software as well as costs incurred in the post-implementation stage, such as maintenance and training.  Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended.  As of December 29, 2006 and December 30, 2005, capitalized software costs, net of accumulated amortization, were $5.0 million and $2.2 million, respectively.  The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to five years.

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

Goodwill and indefinite-lived intangible assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill and other intangible assets with indefinite useful lives for impairment annually in the fourth quarter or more frequently if events indicate that impairment may exist.  SFAS No. 142 requires the Company to compare the fair values of indefinite-lived intangible assets to their carrying amounts.  An impairment loss is recognized if their carrying amounts exceed their estimated fair values.  Goodwill is tested for impairment at the reporting unit level and involves a comparison of the fair value and carrying amount of each reporting unit.  Fair value for purposes of our impairment test is determined based on discounted cash flows, market multiples or appraised values as appropriate.  To date we have not recorded any impairment loss related to our goodwill and indefinite-lived intangible assets.

Other assets

Other assets consist primarily of definite-lived intangible assets other than goodwill, receivables from insurance companies and capitalized issuance costs associated with our financing instruments.  Issuance costs are amortized using the straight-line method, which approximates the effective interest method, over periods matching the financing.

Workers’ compensation reserves

We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses.  These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported.  This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’

compensation claims.  We evaluate the reserve regularly throughout the year and make adjustments accordingly.  If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

Income Taxes and Related Valuation Allowance

We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.  As required under SFAS No. 109, these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated.  Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations.  When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized.  In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events.  Based on that analysis, we have determined that a valuation allowance is appropriate for certain foreign net operating losses that we expect will not be utilized within the permitted carry forward periods as of December 29, 2006 and December 30, 2005.

Comprehensive income

Comprehensive income includes net income, plus certain other items that are recorded directly to Shareholders’ equity. Accumulated other comprehensive income reported on our Consolidated Statements of Shareholders’ Equity and Comprehensive Income consists of the cumulative foreign currency translation adjustments and cumulative unrealized gains and losses on marketable securities.

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

Stock-based compensation

Effective December 31, 2005, the first day of our 2006 fiscal year, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method.  Under this transition method, we recognized stock-based compensation expense for stock-based awards granted subsequent to the year ended December 30, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We have historically recorded compensation expense for restricted stock grants and continue to do so under SFAS No. 123R.  Results for prior periods have not been restated, as provided for under the modified-prospective method.  Compensation cost for all stock-based awards is recognized using the straight-line method.

Effective December 31, 2005, we also elected to adopt FASB Staff Position (“FSP”) No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined under SFAS No. 123R for stock-based payments.

Total stock-based compensation expense recognized in the consolidated financial statements for 2006 was $6.4 million, before income taxes and included restricted stock expense of $2.9 million, stock option expense of $2.2 million and expense of $0.5 million related to shares issued to employees under our Employee Stock Purchase Plan (ESPP).  The remaining expense was made up of a payment of $0.8 million in unrestricted stock compensation to our board of directors.  The total related tax benefit was $2.3 million for 2006.  No stock-based compensation has been capitalized as of December 29, 2006.  Total stock-based compensation expense recognized in the consolidated financial statements for 2005 and 2004 was $1.5 million and $0.3 million before tax and consisted of restricted stock expense.

The following table shows the effect on net income and net income per share for 2005 and 2004 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, restricted stock and ESPP, in accordance with SFAS No. 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure (in thousands, except per share amount):

	2005	2004

Net income as reported	$62,021	$36,313
Add: Stock based compensation as reported, net of tax	939	161
	62,960	36,474
Deduct: Total stock-based compensation expense determined under fair value method of all awards, net of tax	(2,534)	(1,353)
Pro Forma net income	$60,426	$35,121

Diluted Net Income Per Share
As Reported	$1.18	$0.75
Pro Forma	$1.15	$0.73

Basic Net Income Per Share
As Reported	$1.28	$0.87
Pro Forma	$1.25	$0.84

Disclosures for 2006 are not presented above since the amounts are recognized and reflected in the consolidated financial statements.  See further discussion of stock-based compensation in Note 15.

New accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on the return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and transition disclosure.  FIN 48 is effective for the Company’s 2007 fiscal year and must be applied to all existing tax positions upon initial adoption.  The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption.  We are currently evaluating the impact of FIN 48 and whether our adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2007, with early adoption encouraged. We are currently evaluating the impact of SFAS No. 157 and whether our adoption of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2: BUSINESS COMBINATIONS

Spartan Staffing, Inc.

We purchased substantially all of the assets of Spartan Staffing, Inc. on April 5, 2004. The total cost of the Spartan Staffing assets purchased was $10.2 million, which included $6.4 million of goodwill all of which is expected to be deductible for tax purposes.

CLP Holdings Corp.

We acquired 100% of the common stock of CLP Holdings Corp. (“CLP Resources”), a privately held Nevada corporation, on May 27, 2005. The total cost of the acquisition was $46.4 million, which included $31.0 million of goodwill of which $4.3 million is expected to be deductible for tax purposes. Seven million dollars of the purchase price is being held in an indemnity escrow until May 27, 2007. The escrow may be used prior to that date to pay certain claims.  There are no other contingent payments.

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

NOTE 3: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less.   At the end of 2006 and 2005, those securities were classified as available-for-sale and stated at fair value, with the unrealized holding gains and losses reported in the Shareholders’ equity section of our Consolidated Balance Sheets. There were no material unrealized holding gains or losses at December 29, 2006 or December 30, 2005. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the fiscal years 2006, 2005 and 2004, there were no material sales of available-for-sale securities. These marketable securities are available to fund current operations, if necessary.

NOTE 4: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominantly for the purpose of securing our workers’ compensation obligations.  These assets may be released as workers’ compensation claims are paid or when letters of credit are released.

The following is a summary of restricted cash and other assets as of the last day of the fiscal years presented (in millions):

	2006	2005
Workers’ Assurance Program- committed collateral*	$138.7	$138.8
Cash collateralizing surety bonds	3.8	9.7
Workers’ Assurance Program- uncommitted cash*	0.5	4.2
Other	0.7	--
Total Restricted Cash and Other Assets	$143.7	$152.7

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

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”).  We record an estimated receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies.  We discount this receivable to its estimated net present value using the risk-free rates associated with the weighted average lives of our excess claims.  The weighted average claim lives are actuarially determined.  Included in other assets in the accompanying consolidated balance sheets as of December 29, 2006 and December 30, 2005 are discounted receivables from insurance companies, net of related valuation allowance, of  $16.6 million and $14.5 million, respectively.

When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.  Two of the workers’ compensation insurance companies with which we formerly did business are currently in liquidation or financial distress and have failed to pay a number of excess claims.  We have presented these excess claims to the guarantee funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations.  Although we believe it is probable that we will receive payments on the majority of our excess claims, we have concluded that recovery is unlikely on a portion of these claims.  As a result, we have recorded a valuation allowance against the insurance receivables from these two insurance companies as of December 29, 2006 and December 30, 2005 in the amount of $2.5 million and $2.8 million, respectively.

We also record a receivable for other matters where we expect reimbursement from an insurance company.  Included in prepaid expenses, deposits and other in the accompanying Consolidated Balance Sheets at December 29, 2006 is an undiscounted receivable from our insurance company of $1.8 million in connection with certain employment related litigation.  The receivable is not discounted due to the short-term nature of the expected reimbursement.

NOTE 6: INTANGIBLE ASSETS

The following table presents the Company’s purchased intangible assets other than goodwill, which are included in other assets in the Consolidated Balance Sheets (in thousands):

	December 29, 2006	December 30, 2005
Amortizable intangible assets:
Trade name/trademarks	$400	$400
Customer relationships	11,600	11,600
Non-compete agreements	1,600	1,600
	13,600	13,600
Less accumulated amortization	5,726	3,194
Total amortizable intangible assets, net	$7,874	$10,406

Indefinite-lived intangible assets:
Trade name/trademarks	$6,500	$6,500

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

Amortization expense of our amortizable intangible assets was $2.5 million, $2.3 million and $0.8 million for 2006, 2005 and 2004, respectively.  All amortizable intangible assets pertaining to the Spartan Staffing acquisition were fully amortized at the end of 2006.

The following table provides estimated amortization expense of intangible assets other than Goodwill for the next five years and thereafter (in thousands):

2007	$1,668
2008	1,585
2009	1,585
2010	1,585
2011	1,451
Thereafter	-
$7,874

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

On April 20, 2005, we announced that we would be calling the Notes for redemption on June 20, 2005 for cash at 100% of the principal amount plus accrued interest. Holders of all of the outstanding Notes converted their Notes into shares of our common stock prior to the June 20, 2005 redemption date and none of the outstanding principal amount of the Notes was redeemed for cash.  As a result of these conversions, approximately 9.6 million additional shares of common stock were issued to the holders of the Notes and we reduced our long-term debt by $70.0 million.  The Notes had been accounted for in our earnings per share calculation on an “as if converted” basis since their issuance in 2002.  Consequently, issuance of the shares was not further dilutive to our diluted net income per share (See Note 12).

NOTE 8: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually.  We have coverage with American International Group, Inc. (“AIG”) for occurences during  the period from July 2006 through June 2007.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which is evaluated on a quarterly basis.  At December 29, 2006, our reserves are discounted at rates ranging from 4.27% to 5.52%.  Included in the accompanying consolidated balance sheets as of December 29, 2006 and December 30, 2005 are discounted workers’ compensation claims reserves in the amounts of $189.4 million and $167.9 million, respectively.

For workers’ compensation claims originating in Washington, West Virginia, North Dakota, Wyoming, Canada and Puerto Rico (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government-

administered programs.  Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions.

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums and any changes in the valuation allowance related to receivables from insurance companies as described in Note 5. Workers’ compensation expense of $76.1 million, $75.2 million and $75.7 million was recorded for 2006, 2005 and 2004 respectively.

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

NOTE 10: COMMON STOCK

Under our authorized share repurchase program, we purchased and retired 4.2 million shares of common stock at a weighted average price of $20.88, excluding commissions, during 2006.  The total amount purchased during 2006 was $88.7 million, including commissions.  We did not repurchase shares of our common stock during 2005 and 2004. The 2006 share repurchases were funded through cash and cash equivalents.

On July 25, 2006, we announced that our Board of Directors authorized the future repurchase of our common stock in either open market or private transactions at a total cost of up to $50.0 million.  As of December 29, 2006, we had $13.1 million of common stock still available to us for future repurchases under this authorization.

Subsequent to December 29, 2006, we announced that our Board of Directors authorized additional repurchases of our common stock at a total cost of up to $75.0 million.  The new $75.0 million authorization combined with the existing $13.1 million authorization provides for the future repurchase of up to $88.1 million worth of our common stock.

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

NOTE 11: INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

	2006	2005	2004
Current taxes:
Federal	$39,534	$31,776	$6,846
State	2,916	7,048	2,324
Foreign	395	8	23

Total current taxes	42,845	38,832	9,193

Deferred taxes:
Federal	(3,491)	(682)	12,473
State	(252)	(154)	2,260
Foreign	599	178	(394)

Total deferred taxes	(3,144)	(658)	14,339

Provision for income taxes	$39,701	$38,174	$23,532

The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of income are as follows (in thousands):

	2006	%	2005	%	2004	%
Income tax expense based on statutory rate	$40,660	35%	$35,068	35%	$20,946	35%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	3,655	3%	4,429	4%	3,165	5%
Tax credits, net	(3,055)	(3%)	(2,397)	(2%)	(1,779)	(3%)
Other, net	(1,559)	(1%)	1,074	1%	1,200	2%
Total taxes on income	$39,701	34%	$38,174	38%	$23,532	39%

Our effective tax rate was 34.2% in 2006 compared to 38.1% in 2005 and 39.3% in 2004.  The decrease in our effective tax rate during 2006 is primarily attributable to a decrease in our blended state tax rate and resolution of certain state income tax matters in the fourth quarter of 2006. The effective income tax rate for 2006 varies from the federal statutory tax rate of 35% primarily due to state income taxes, federal employment tax credits and certain non-deductible expenses.

The component of deferred tax assets and liabilities were as follows (in thousands):

	December 29,	December 30,
	2006	2005
Current deferred tax assets / (liabilities):
Allowance for doubtful accounts	$1,935	$2,061
Workers’ compensation	(2,954)	(4,577)
Prepaid expenses	(1,206)	(1,124)
Contingent liabilities	2,489	5,079
Other, net	2,017	1,031

Total	2,281	2,470
Valuation allowance	(30)	-

Net deferred tax assets / (liabilities) – current	$2,251	$2,470

Non-current deferred tax assets / (liabilities):
Depreciation and amortization expenses	$(4,393)	$(5,803)
Workers’ compensation	11,581	9,054
Net operating loss carry forward	11,892	8,670
Other, net	(203)	172

Total	18,877	12,093
Valuation allowance	(11,905)	(8,162)

Net deferred tax assets / (liabilities) – non-current	$6,972	$3,931

At December 29, 2006, Labour Ready Temporary Services UK Limited has net operating loss carry forwards of approximately $37.6 million with an indefinite carry forward period.  At December 29, 2006, Labor Ready Puerto Rico, Inc. has net operating loss carry forwards of approximately $1.1 million expiring in 2008 through 2013.

We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forward amounts, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.  Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against our carry forward tax benefits in the amount of $11.9 million at December 29, 2006 and $8.2 million at December 30, 2005.

We provide for foreign withholding taxes and in-country domestic income taxes on our profitable Canadian affiliate.  We provide deferred U.S. income taxes on the undistributed earnings of our Canadian affiliate.  We do not provide for foreign withholding taxes or in-country domestic income taxes on our other foreign affiliates due to their cumulative losses.

We established, and periodically review and re-evaluate, an estimated contingent tax liability to provide for the possibility of unfavorable outcomes in tax matters.  Accrued contingent tax liabilities totaled $1.6 million as of December 29, 2006, and are included in “Income tax receivable.”  We provide for these liabilities in accordance with the requirements of Statement of Financial Accounting Standard No. 5, Accounting for Contingencies.  We believe our accrual for contingent tax liabilities are adequate in the event the tax positions are not ultimately upheld.

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

	(Amounts in Thousands)
	2006	2005	2004
Stock options and restricted stock	428	--	106

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the years presented.  Post SFAS No. 123R, anti-dilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during  the year.  In June 2005, we converted Convertible Subordinated Notes (“the Notes”) in the aggregate amount of $70.0 million.  Prior to the conversion of the Notes, we had anti-dilutive shares associated with the Notes when net income per share would have been higher had the Notes been converted to equity (the “if-converted” calculation).  The number of additional shares included in weighted average diluted shares outstanding associated with the Notes was equal to the aggregate principal amount of the Notes, $70.0 million, divided by the stated conversion price of $7.26, or 9.6 million shares.

Adjusted net income and diluted common shares were calculated as follows:

	2006	2005	2004
Net income	$76,472	$62,021	$36,313
Adjustments:
Interest on Notes	--	1,859	4,424
Amortization of costs for Notes issuance	--	274	596
Tax effect	--	(813)	(1,974)
Total adjustments	--	1,320	3,046
Adjusted net income	$76,472	$63,341	$39,359

	Common Shares and Potential Common Shares
Weighted average number of common shares used in basic net income per share	52,418	48,421	41,674
Effect of dilutive securities:
Stock options and non-vested restricted stock	435	953	973
Convertible Notes	--	4,419	9,642
Weighted average number of common shares and potential common shares used in diluted net income per share	52,853	53,793	52,289

NOTE 13: COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of December 29, 2006, our margin was 0.50% and our unused capacity fee was 0.15%.  At December 29, 2006, we had $45.5 million of letters of credit issued against that borrowing capacity leaving us with $34.5 million available for future borrowings. The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

Workers’ Compensation Commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Revolving Credit Facility bear fluctuating annual fees, which were approximately 0.55% of the principal amount of the letters of credit outstanding as of December 29, 2006.  The letters of credit issued related to our Workers’ Assurance Program bear fluctuating annual fees, which were approximately 0.46% of the principal amount of the letters of credit outstanding as of December 29, 2006.  The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2.0% of the bond amount, subject to a minimum charge.

At December 29, 2006 and December 30, 2005 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	December 29,	December 30,
	2006	2005
Workers’ Assurance Program - committed collateral	$138.7	$138.8
Letters of credit	45.5	51.6
Surety bonds *	17.6	17.2
Other cash–backed instruments	0.6	--
Total Collateral Commitments	$202.4	$207.6

* We had $3.8 million and $9.7 million of restricted cash collateralizing our surety bonds at December 29, 2006 and December 30, 2005, respectively.  While our workers’ compensation reserve increased, the need to post additional collateral has been largely offset by favorable trends from our insurance company in the amount of collateral they require for prior years.  Likewise, some of our surety bonds are no longer required to be backed 100% by cash.

Capital Leases

The following is a summary of property held under non-cancelable capital leases and reported in property and equipment in the Consolidated Balance Sheets:

	(Amounts in Thousands)
	December 29, 2006	December 30, 2005

Computers and software	$2,945	$1,804
Cash dispensing machines	922	1,158
Furniture and equipment	206	228
	4,073	3,190
Less accumulated depreciation and amortization	2,217	1,479

	$1,856	$1,711

Future minimum lease payments under these non-cancelable capital leases as of December 29, 2006 are as follows for each of the next five years and thereafter (in thousands):

2007	$940
2008	195
2009	3
2010	--
2011	--
Thereafter	--

Total minimum lease payments	1,138
Less amounts representing interest and taxes	35

Present value of net minimum lease payments	1,103
Less current maturities	907

Long-term portion	$196

Our capital lease obligations are reported in other current and long-term liabilities in the Consolidated Balance Sheets. The weighted average interest rate on capitalized leases is approximately 3.2% and the lease terms range from 24 to 60 months.

Operating Leases

We have contractual commitments in the form of operating leases related to branch offices, vehicles and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of December 29, 2006 are as follows for each of the next five years and thereafter (in thousands):

2007	$4,591
2008	3,258
2009	2,227
2010	1,618
2011	1,151
Thereafter	1,161
Total	$14,006

The majority of operating leases pertaining to our branch offices provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, we have the right to cancel the majority of our leases with 90 days notice. Accordingly, we have not included the leases with 90 day cancellation provisions in our disclosure of future minimum lease payments. Total branch office rent expense for 2006, 2005 and 2004 was approximately $25.2 million, $22.5 million and $20.2 million, respectively.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety.  From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. In accordance with accounting principles generally accepted in the United States of America, we have established reserves for our contingent legal and regulatory liabilities in the amount of $6.6 million at December 29, 2006 and $10.9 million at December 30, 2005. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

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

On February 6, 2003, Scott Romer and Shawna Clark, both former Labor Ready employees, filed an action against us in California State Court, Los Angeles County. The plaintiffs allege that they were wrongfully exempted from overtime pay during their employment. They seek unquantified compensatory damages and certification of a class of similarly situated employees. On January 6, 2004, Patricia Huntley and Brandon McCall filed a complaint in intervention and have been included as plaintiffs in this lawsuit.  This matter has been consolidated with the Recio matter below.

On July 16, 2003, Alecia Recio, Elizabeth Esquivel, Debbie Owen and Barry Selbts, each a current or former Labor Ready employee, jointly filed an action in United States District Court for the Central District of California, alleging failure to pay overtime under state and federal law and seeking unspecified damages and certification of a class of similarly situated employees. On September 23, 2003, the court dismissed the case for improper venue. On October 1, 2003, Recio re-filed her case in California State Court, Los Angeles County, seeking similar relief on behalf of Labor Ready employees employed in the State of California.  On December 14, 2006 the Court denied our motion to transfer venue to the United States District Court for the Western District of Washington.  This matter is currently in the discovery phase.

On October 21, 2003, Owen re-filed her case in the United States District Court for the Western District of Washington, seeking similar relief on behalf of Labor Ready employees employed in all states except California. On December 30, 2003, Patricia Huntley filed an action in the United States District Court for the Western District of Washington seeking similar relief on behalf of Labor Ready employees employed in all states except California, and consolidated her claims with those of Owen. Subsequently, Ms. Huntley died and she was removed as a class representative.  On December 1, 2006, the Court precluded Ms.

Owen from pursuing her claims on behalf of a class.  On December 13, 2006, the parties entered into a settlement agreement which resolved all of Ms. Owens’ outstanding claims.  All amounts related to the settlement are accounted for in our established reserves for our contingent legal and regulatory liabilities.  The Owen matter is now resolved.

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

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We disputed the Division’s position that we provide taxable services under New Jersey law and filed an administrative protest.  The administrative protest was handled internally by the Division and did not involve any outside or independent governmental bodies.  On September 19, 2006, the Division issued a final determination increasing the amount that we allegedly owe for delinquent sales taxes, penalties and interest to $8.1 million.  We have now sought independent review of this determination by filing a complaint with the Tax Court of New Jersey on December 15, 2006 and accordingly have not reserved for this matter as of December 29, 2006.

On December 15, 2006, Patricia Tennyson, a temporary employee, filed an action in California State Court, Ventura County, alleging that we failed to pay her all hours worked.  The plaintiff further alleges that we engaged in unfair business practices in California.  The plaintiff is seeking unspecified damages and certification of a class of similarly situated employees.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

	2006	2005	2004
	(Amounts in Thousands)
Cash paid during the year for:
Interest	$624	$3,269	$5,439
Income taxes	38,020	20,484	21,382

Non-cash investing and financing activities:
Conversion of Convertible Subordinated Notes, net of fees	$--	$68,807	--
Assets acquired with capital lease obligations	279	2,039	348
Asset retirement obligation	444	494	--
Unrealized gain (loss) on marketable securities	35	(2)	(50)
Contribution of common stock to 401(k) plan	--	381	219
Common stock bonus	347	116	146
Capital leases assumed with the purchase of Spartan Staffing	--	--	287

NOTE 15: STOCK BASED COMPENSATION

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

Effective December 31, 2005, the first day of our 2006 fiscal year, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in our income statement over the requisite service period.  See information regarding stock-based compensation recorded in our income statement in Note 1 to this Form 10-K.

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

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	2006	2005	2004
Expected life (in years)	3.48	2.9	4.2
Expected volatility	43.5%	50.0%	79.0%
Risk-free interest rate	4.3%	3.5%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average fair value of options granted during the period	$7.80	$6.51	$7.72

Stock option activity

As of December 29, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.0 million, which is expected to be recognized over a weighted average period of 1.2 years through 2009.  Stock option activity for the year ended December 29, 2006 is as  follows (shares in thousands):

	2006
	Shares	(1) Price
Outstanding at beginning of the year	1,859	$10.32
Granted	224	$21.24
Exercised	(758)	$6.95
Forfeited	(92)	$16.18
Expired	(26)	$9.28

Outstanding at the end of the year	1,207	$13.93

Exercisable at the end of the year	699	$12.48

(1) Weighted average exercise price.

The aggregate intrinsic value of options outstanding and options exercisable at December 29, 2006 was $6.2 million and $4.6 million, respectively, and is calculated as the difference between the market price of the underlying common stock at December 29, 2006 and the exercise price of the option for options that had exercise prices lower than the closing market price of our common stock at December 29, 2006.  The total intrinsic value of options exercised during 2006, 2005 and 2004 was $11.7 million, $19.8 million and $9.7 million, respectively, determined as of the date of exercise.

Additional information relating to stock options outstanding and exercisable at December 29, 2006 is as follows (in thousands, except per share amounts):

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$3.80	-	$6.00	65		$5.49	52	$5.42
$6.01	-	$14.00	675		$10.90	443	$10.39
$14.01	-	$22.47	467		$19.51	204	$18.81
$3.80	-	$22.47	1,207	3.27	$13.93	699	$12.48	2.95

Cash received from option exercises, net of tax withholdings, during 2006, 2005 and 2004 was $5.0 million, $7.6 million and $6.6 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises during the 2006, 2005 and 2004 totaled $3.7 million. $6.0 million and $2.5 million, respectively.

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

Restricted stock activity for the year ended December 29, 2006 is as follows (shares in thousands):

	2006
	Shares	(1) Price
Nonvested at beginning of year	424	$17.77
Granted	256	$21.37
Vested	(154)	$16.63
Forfeited	(59)	$19.41

Nonvested at the end of the year	467	$19.89

(1) Weighted average market price on grant date.

As of December 29, 2006, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $6.7 million, which is expected to be recognized over a weighted average period of 1.8 years through 2010.  The total fair value of restricted shares vesting during 2006 was $2.6 million.  No restricted shares vested during 2005 and 2004.

In February 2006 certain unvested restricted shares held by our former chief executive officer became fully vested upon appointment of our current chief executive officer.  As a result of this vesting acceleration we recognized additional compensation expense of $0.4 million in the first quarter of 2006.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.4 million shares have been issued and 0.5 million shares remain available for future issuance.  The ESPP expires on June 30, 2008. During 2006, 2005 and 2004, participants purchased 89,000, 61,000 and 69,000 shares in the ESPP for cash proceeds of $1.5 million, $1.0 million and $0.8 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan.  The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

NOTE 16: SECTION 401K PLAN

We have a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code (“IRC”).  All permanent employees who are 21 years of age or older and who have completed six months of service are eligible to participate. Eligible employees may contribute up to 15% of compensation subject to certain limitations under the IRC.  During 2005 and 2004, the Company provided discretionary matching contributions in the form of shares of common stock. Employees were required to be employed as of the end of the year to receive any matching contribution.  During 2005 and 2004 the Company contributed 12,000 and 17,000 shares of common stock to the 401(k) plan, respectively.  Effective December 31, 2005, the first day of fiscal year 2006, employer matching contributions are contributed in cash at each payroll period instead of annually.  Matching contributions were $0.9 million, $0.4 million and $0.4 million for 2006, 2005, and 2004.

NOTE 17: SUBSEQUENT EVENT

Subsequent to December 29, 2006, we announced that our Board of Directors authorized additional repurchases of our common stock at a total cost of up to $75.0 million.  The new $75.0 million authorization combined with the existing $13.1 million authorization provides for the future repurchase of up to $88.1 million worth of the company’s common stock.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Labor Ready, Inc

We have completed integrated audits of Labor Ready, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 29, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Labor Ready, Inc. and its subsidiaries (the “Company”) at December 29, 2006 and December 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised), Share Based Payment, as of December 31, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, Controls and Procedures that the Company maintained effective internal control over financial reporting as of December 29, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Seattle, Washington

February 20, 2007

Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data)

	First	Second	Third	Fourth
2006
Revenue from services	$297,067	$339,777	$374,126	$338,148

Cost of services	204,150	230,326	253,262	228,035
Gross profit	92,917	109,451	120,864	110,113

Selling, general and administrative expenses	74,224	79,509	81,790	83,158
Depreciation and amortization	2,796	2,672	2,441	2,455
Income from operations	15,897	27,270	36,633	24,500

Interest expense	(263)	(170)	(149)	(193)
Interest and other income	3,009	3,171	3,167	3,301
Interest and other income (expense), net	2,746	3,001	3,018	3,108
Income before tax expense	18,643	30,271	39,651	27,608

Income tax	7,177	11,655	14,823	6,046

Net income	$11,466	$18,616	$24,828	$21,562

Net income per common share:
Basic	$0.21	$0.35	$0.48	$0.42
Diluted	$0.21	$0.35	$0.48	$0.42

2005
Revenue from services	$243,216	$295,208	$360,445	$337,201

Cost of services	167,078	202,535	247,572	227,263
Gross profit	76,138	92,673	112,873	109,938

Selling, general and administrative expenses	59,414	66,253	76,491	84,302
Depreciation and amortization	2,206	2,189	2,469	2,739
Income from operations	14,518	24,231	33,913	22,897

Interest expense	(1,375)	(1,503)	(772)	(512)
Interest and other income	1,850	2,214	2,193	2,541
Interest and other income (expense), net	475	711	1,421	2,029
Income before tax expense	14,993	24,942	35,334	24,926

Income tax	5,637	9,498	13,542	9,497

Net income	$9,356	$15,444	$21,792	$15,429

Net income per common share:
Basic	$0.22	$0.35	$0.41	$0.29
Diluted	$0.19	$0.30	$0.40	$0.28

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

Item 9A.              CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of December 29, 2006, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 29, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting.  During the fourth quarter ended December 29, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.              OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the headings “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Officers,” in our definitive proxy statement for use in connection with the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 29, 2006, and is incorporated herein by this reference thereto.

New York Stock Exchange Certification.  The certification of the Chief Executive Officer required by the New York Stock Exchange Listing Standards, Section 303A.12(a), relating to Labor Ready’s compliance with the New York Stock Exchange Corporate Governance Listing Standards, was submitted to the New York Stock Exchange on June 16, 2006.

In addition, the Company’s CEO and CFO certifications required under Section 302 of the Sarbanes Oxley Act of 2002 are filed as exhibits to this Form 10-K.

Item 11.                 EXECUTIVE COMPENSATION

Information concerning executive compensation is presented under the heading “Executive Compensation” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the headings “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Year 2006 and 2005” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)              Exhibits and Financial Statement Schedules

1.               Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2.               Schedules can be found on Page 56 of this Form 10-K.

3.               The Exhibit Index is found on Pages 57 and 58 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Steven C. Cooper	2/20/07
Signature	Date
By:	Steven C. Cooper, Director, Chief Executive
Officer and President

/s/ Derrek L. Gafford	2/20/07
Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven C. Cooper	2/20/07	/s/ Joseph P. Sambataro, Jr.	2/20/07
Signature	Date	Signature	Date
Steven C. Cooper, Director, Chief Executive Officer and President		Joseph P. Sambataro, Jr., Director

/s/ Keith Grinstein	2/20/07	/s/ William W. Steele	2/20/07
Signature	Date	Signature	Date
Keith Grinstein, Director		William W. Steele, Director

/s/ Thomas E. McChesney	2/20/07	/s/ Robert J. Sullivan	2/20/07
Signature	Date	Signature	Date
Thomas E. McChesney, Director		Robert J. Sullivan, Chairman of the Board

/s/ Gates McKibbin	2/20/07	/s/ Craig Tall	2/20/07
Signature	Date	Signature	Date
Gates McKibbin, Director		Craig Tall, Director

FINANCIAL STATEMENT SCHEDULES

Schedule II, Valuation and Qualifying Accounts (in thousands)

Allowance for doubtful accounts activity was as follows:

	2006	2005	2004

Balance, beginning of the year	$5,395	$4,197	$4,016

Charged to expense, net of recoveries	7,215	9,569	9,599
Write-offs	(7,501)	(8,371)	(9,418)

Balance, end of year	$5,109	$5,395	$4,197

Workers’ Compensation Claims Reserve activity was as follows:

	2006	2005	2004

Beginning balance	$167,859	$135,612	$112,158

Self-insurance reserve expenses
Expenses related to current year (net of discount)	64,211	69,413	60,978
Changes related to prior years	(8,702)	(13,189)	(7,691)
Total	55,509	56,224	53,287

Amortization of prior years discount	2,903	783	5,313

Payments
Payments related to current year claims	(9,048)	(11,500)	(10,236)
Payments related to claims from prior years	(29,550)	(29,492)	(25,429)
Total	(38,598)	(40,992)	(35,665)

Net change in excess claims reserve	1,762	3,128	519
CLP liability assumed, net of discount	--	13,104	--

Ending balance	189,435	167,859	135,612
Less current portion	52,229	46,211	41,683
Long-term portion	$137,206	$121,648	$93,929

Income tax valuation allowance activity was as follows:

	2006	2005	2004

Balance, beginning of the year	$8,162	$7,135	$5,328

Net operating losses in the United Kingdom and Puerto Rico	3,874	1,026	1,845
Other, net	(101)	1	(38)

Balance, end of year	$11,935	$8,162	$7,135

EXHIBIT INDEX

FORM 10-K

Labor Ready, Inc.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Restated Bylaws	(1)
4.1	Rights Agreement dated as of January, 1998	(2)
4.2	Second Amendment to Rights Agreement between Labor Ready, Inc. and Computer-
	share Trust Company, Inc. dated as of December 23, 2002	(3)
10.1	1996 Employee Stock Option and Incentive Plan	(4)
10.2	2000 Stock Option Plan (Last Amended January 14, 2002)	(5)
10.3	2002 U.K. Stock Option Plan	(5)
10.4	Form of equipment lease and related schedules at March 28, 2002 between Labour
	Ready Temporary Services UK Limited as lessee and GE Capital Equipment
	Finance LTD as lessor	(6)
10.5	Executive Employment Agreement between Labor Ready, Inc. and Joseph P.
	Sambataro, Jr. dated January 1, 2005	(7)
10.6	Assumption and Novation Agreement among Labor Ready, Inc. and
	Lumbermen’s Mutual Casualty Company, American Motorist Insurance Company,
	American Protection Insurance Company and American Manufacturers Mutual
	Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA
	dated December 29, 2004	(8)
10.7	Indemnification Agreement between Labor Ready, Inc. and National Union Fire
	Insurance Company of Pittsburgh, PA dated December 29, 2004	(8)
10.8	Executive Employment Agreement between Labor Ready, Inc. and Gary North,
	dated March 23, 2005	(9)
10.9	Executive Employment Agreement between Labor Ready, Inc. and Steven C. Cooper, dated March 23, 2005	(9)
10.10	2005 Long Term Equity Compensation Program	(10)
10.11	Executive Employment Agreement between Labor Ready, Inc. and
	James E. Defebaugh, dated August 3, 2005	(11)
10.12	Revolving Credit Facility Agreement between Labor Ready, Inc. and Wells
	Fargo Bank and Bank of America	(12)
10.13	Executive Employment Agreement between Labor Ready, Inc. and Steven C. Cooper, dated May 17, 2006	(13)
21	Subsidiaries of Labor Ready, Inc.
23	Consent of PricewaterhouseCoopers LLP – Independent Registered Public
	Accounting Firm
31.1	Certification of Steven C. Cooper, Chief Executive Officer of Labor
	Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002
31.2	Certification of Derrek L. Gafford, Chief Financial Officer of Labor
	Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002
32.1	Certification of Steven C. Cooper, Chief Executive Officer of Labor
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

Copies of Exhibits may be obtained upon request directed to Mr. James Defebaugh, Labor Ready, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.