Form 10-Q
period 2007-03-30
LABOR READY INC
filed 2007-05-04
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2007

or

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

Large accelerated filer ☒   Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 27, 2007, there were 46,419,810 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

Page - 2

PART I.  Financial Information

Item 1.    Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	March 30,	December 29,
	2007	2006
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$59,796	$107,944
Marketable securities	83,822	91,510
Accounts receivable	119,205	125,282
Allowance for doubtful accounts	(4,456)	(5,109)
Prepaid expenses, deposits and other	13,578	15,651
Income tax receivable	-	2,229
Deferred income taxes	4,134	2,251

Total current assets	276,079	339,758

PROPERTY AND EQUIPMENT:
Buildings and land	22,149	21,505
Computers and software	44,450	39,341
Cash dispensing machines	14,268	14,280
Furniture and equipment	8,551	8,345
	89,418	83,471
Less accumulated depreciation and amortization	53,275	51,522

Property and equipment, net	36,143	31,949

OTHER ASSETS:
Restricted cash and other assets	145,622	143,731
Deferred income taxes	4,883	6,972
Goodwill	37,364	37,364
Other assets, net	30,270	32,532

Total other assets	218,139	220,599

Total assets	$530,361	$592,306

See accompanying notes to consolidated financial statements

Page - 3

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 30,	December 29,
	2007	2006
	(Unaudited)

CURRENT LIABILITIES:
Accounts payable	$28,131	$22,653
Accrued wages and benefits	20,417	25,596
Current portion of workers’ compensation claims reserve	49,669	52,229
Income tax payable	2,131	-
Other current liabilities	815	907

Total current liabilities	101,163	101,385

LONG-TERM LIABILITIES:
Workers’ compensation claims reserve, less current portion	138,178	137,206
Other non-current liabilities	1,251	1,197

Total long-term liabilities	139,429	138,403

Total liabilities	240,592	239,788

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 46,940 and 50,637 shares issued and outstanding	3,248	76,372
Cumulative foreign currency translation adjustment, net of tax	2,749	2,717
Cumulative unrealized gain on marketable securities	6	11
Retained earnings	283,766	273,418

Total shareholders’ equity	289,769	352,518

Total liabilities and shareholders’ equity	$530,361	$592,306

See accompanying notes to consolidated financial statements

Page - 4

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2007	2006
Revenue from services	$290,237	$297,067

Cost of services	197,446	204,150
Gross profit	92,791	92,917

Selling, general and administrative expenses	77,376	74,224
Depreciation and amortization	2,401	2,796
Income from operations	13,014	15,897

Interest expense	(262)	(263)
Interest and other income	3,544	3,009
Interest and other income, net	3,282	2,746

Income before tax expense	16,296	18,643

Income tax	5,948	7,177

Net income	$10,348	$11,466

Net income per common share:
Basic	$0.21	$0.21
Diluted	$0.21	$0.21

Weighted average shares outstanding:
Basic	49,076	53,680
Diluted	49,342	54,447

See accompanying notes to consolidated financial statements

Page - 5

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2007	2006
Net income	$10,348	$11,466
Other comprehensive income:
Foreign currency translation adjustment, net of tax	32	145
Unrealized (loss) gain on marketable securities	(5)	9
Other comprehensive income	27	154
Comprehensive income	$10,375	$11,620

See accompanying notes to consolidated financial statements

Page - 6

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,348	$11,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,401	2,796
Provision for doubtful accounts	1,631	1,598
Deferred income taxes	229	(7,763)
Stock-based compensation	2,356	2,497
Excess tax benefits from stock-based compensation	(418)	(1,877)
Other operating activities	-	(194)
Changes in operating assets and liabilities:
Accounts receivable	3,793	8,992
Income taxes	4,792	15,160
Other assets	3,889	506
Accounts payable	5,478	6
Accrued wages and benefits	(5,179)	(4,410)
Workers’ compensation claims reserve	(1,588)	5,473
Other current liabilities	-	(38)
Net cash provided by operating activities	27,732	34,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,189)	(3,859)
Purchases of marketable securities	(102,813)	(11,243)
Maturities of marketable securities	110,496	12,002
Change in restricted cash and other assets	(1,891)	(7,431)
Net cash used in investing activities	(397)	(10,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(76,749)	-
Net proceeds from sale of stock through options and employee benefit plans	837	1,335
Excess tax benefits from stock-based compensation	418	1,877
Payments on debt	(188)	(193)
Net cash (used in) provided by financing activities	(75,682)	3,019
Effect of exchange rates on cash	199	202
Net change in cash and cash equivalents	(48,148)	26,902
CASH AND CASH EQUIVALENTS, beginning of period	107,944	82,155
CASH AND CASH EQUIVALENTS, end of period	$59,796	$109,057

See accompanying notes to consolidated financial statements

Page - 7

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 29, 2006. Operating results for the thirteen week period ended March 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 28, 2007.

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the last Friday of December. Fiscal years 2007 and 2006 are 52-week years.

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

Stock-based compensation

We account for stock-based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method.  Under this transition method, we recognize stock-based compensation expense for stock-based awards granted subsequent to the year ended December 30, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  Compensation cost for all stock-based awards is recognized using the straight-line method.

Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended March 30, 2007 was $2.4 million, before income taxes, compared to total stock-based compensation expense for the thirteen weeks ended March 31, 2006 of $2.5 million, before income taxes.

See further discussion of stock-based compensation in Note 10.

Page - 8

New accounting pronouncements

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on December 30, 2006, the first day of our 2007 fiscal year.  See Note 12 for further discussion.

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

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which modifies certain presentation and disclosure requirements in the Consolidated Balance Sheets and applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not anticipate the adoption of SFAS No. 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less.   At March 30, 2007 and December 29, 2006, those securities were classified as available-for-sale and stated at fair value, with the unrealized holding gains and losses reported in the shareholders’ equity section of our Consolidated Balance Sheets. There were no material unrealized holding gains or losses at March 30, 2007 or December 29, 2006. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the thirteen weeks ended March 30, 2007 and March 31, 2006, there were no material realized gains or losses on sales of available-for-sale securities. These marketable securities are available to fund current operations, if necessary.

NOTE 3: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominantly for the purpose of securing our workers’ compensation obligations.  These assets may be released as workers’ compensation claims are paid or when letters of credit are released.

The following is a summary of restricted cash and other assets:

	March 30, 2007	December 29, 2006
Workers’ Assurance Program – committed collateral(1)	$140.4	$138.7
Cash collateralizing surety bonds	3.9	3.8
Workers’ Assurance Program- uncommitted cash(1)	0.4	0.5
Other	0.9	0.7
Total Restricted Cash and Other Assets	$145.6	$143.7

Page - 9

(1) We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts as well as cash deposits held by our insurance carriers.  Committed collateral represents instruments that have been provided or pledged to an insurance company to cover the cost of claims in the event we are unable to make payment.  Uncommitted cash represents cash available for funding future commitments.
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

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date.  These excess claims have been presented to the state guaranty funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations.  We have concluded that recovery is unlikely on a portion of these claims. Therefore, we have recorded a valuation allowance against the insurance receivables from the Troubled Insurance Companies not covered by state guaranty funds.

Our valuation allowance against receivables from Troubled Insurance Companies as of March 30, 2007 and December 29, 2006 is $5.0 million and $2.5 million, respectively.  Total discounted receivables from insurance companies, net of related valuation allowance, as of March 30, 2007 and December 29, 2006 are $14.8 million and $16.6 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

We also record a receivable for other matters where we expect reimbursement from our insurance company.  Included in prepaid expenses, deposits and other in the accompanying Consolidated Balance Sheets at March 30, 2007 is a receivable from our insurance company of $1.8 million in connection with certain litigation.

NOTE 5: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill, which are included in Other assets, net in the Consolidated Balance Sheets (in thousands):

	March 30, 2007	December 29, 2006
Amortizable intangible assets:
Trade name/trademarks	$400	$400
Customer relationships	11,600	11,600
Non-compete agreements	1,600	1,600
	13,600	13,600
Less accumulated amortization	6,172	5,726
Total amortized intangible assets, net	$7,428	$7,874

Unamortizable intangible assets:
Trade name/trademarks	$6,500	$6,500
Total unamortizable intangible assets	$6,500	$6,500

Page - 10

Intangible assets recorded as a result of the CLP Resources acquisition in May 2005 and the Spartan Staffing acquisition in April 2004 totaled $20.1 million. Intangible assets are amortized using the straight line method over their estimated useful lives. Unamortized intangible assets of $7.4 million consist entirely of Customer relationships resulting from the CLP acquisition with an estimated useful life of 6.5 years. The majority of our trade name/trademarks do not have definite lives and, accordingly, are not amortized. All other intangible assets are fully amortized. Amortization expense of our amortizable intangible assets was $0.4 million and $0.8 million for the thirteen weeks ended March 30, 2007 and March 31, 2006, respectively.

The following table provides estimated amortization expense of intangible assets other than goodwill for the next five years and thereafter (in thousands):

Remainder of 2007	$1,222
2008	1,585
2009	1,585
2010	1,585
2011	1,451
Thereafter	-
$7,428

Goodwill totaled $37.4 million at March 30, 2007 and December 29, 2006.  Goodwill recorded as a result of the CLP Resources acquisition in 2005 totaled $31.0 million.  Goodwill recorded as a result of the Spartan Staffing acquisition in 2004 totaled $6.4 million.

NOTE 6: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance to our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually.  Our current coverage with American International Group, Inc. (“AIG”) is for occurences during the period from July 2006 through June 2007.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using  discount rates based on average returns of “risk-free” Treasury instruments, which are evaluated on a quarterly basis.  At March 30, 2007, our reserves are discounted at rates ranging from 4.31% to 6.00%.  Included in the accompanying Consolidated Balance Sheets as of March 30, 2007 and December 29, 2006 are discounted workers’ compensation claims reserves in the amounts of $187.8 million and $189.4 million, respectively.

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

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums and any changes in the valuation allowance related to receivables from Troubled Insurance Companies as described in Note 4. Workers’ compensation expense totaling $14.4 million and $18.4 million was recorded for the thirteen weeks ended March 30, 2007 and March 31, 2006, respectively.

Page - 11

NOTE 7: NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing adjusted net income by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares include the dilutive effects of outstanding options and non-vested restricted stock except where their inclusion would be anti-dilutive.

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented.  Commencing with fiscal year 2006, post SFAS No. 123R adoption, anti-dilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter.  The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our calculation were 0.8 million during the thirteen weeks ended March 30, 2007 and 0.3 million during the thirteen weeks ended March 31, 2006.

The following table presents the calculation of Net income per common share- Basic and Diluted (in thousands, except per share data):

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006
Net income	$10,348	$11,466

Weighted average number of common shares used in basic net income per common share	49,076	53,680
Dilutive effect of outstanding stock options and non-vested restricted stock	266	767
Weighted average number of common shares used in diluted net income per common share	49,342	54,447

Net income per common share:
Basic	$0.21	$0.21
Diluted	$0.21	$0.21

The decrease in weighted average shares year over year is primarily due to our extensive share repurchase program. See Note 11 for further discussion.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of March 30, 2007, our margin was 0.50% and our unused capacity fee was 0.15%.  At March 30, 2007, we had $45.5 million of letters of credit issued against that borrowing capacity leaving us with $34.5 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

Workers’ Compensation Commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Revolving Credit Facility bear fluctuating annual fees, which were approximately 0.55% of the principal amount of the letters of credit outstanding as of March 30, 2007.  The letters of credit issued related to our Workers’ Assurance Program bear fluctuating annual fees, which were approximately 0.46% of the principal amount of the letters of credit outstanding as of March 30, 2007.  The surety bonds bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier but does not exceed 2.0% of the bond amount, subject to a minimum charge.

Page - 12

At March 30, 2007 and December 29, 2006 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	March 30,	December 29,
	2007	2006
Workers’ Assurance Program - committed collateral	$140.4	$138.7
Letters of credit	45.5	45.5
Surety bonds (1)	17.6	17.6
Other cash–backed instruments	0.6	0.6
Total Collateral Commitments	$204.1	$202.4

(1) We had $3.9 million and $3.8 million of restricted cash collateralizing our surety bonds at March 30, 2007 and December 29, 2006, respectively.

Capital Leases

The following is a summary of property held under non-cancelable capital leases and reported in property and equipment in the Consolidated Balance Sheets (in thousands):

	March 30, 2007	December 29, 2006

Computers and software	$2,699	$2,945
Cash dispensing machines	—	922
Furniture and equipment	159	206
	2,858	4,073
Less accumulated depreciation and amortization	1,573	2,217

	$1,285	$1,856

Future minimum lease payments under these non-cancelable capital leases as of March 30, 2007 are $0.8 million for the remainder of 2007 and $0.2 million for 2008.  There are currently no minimum lease payments under non-cancelable capital leases after 2008.

Our capital lease obligations are reported in other liabilities in the Consolidated Balance Sheets. The weighted average interest rate on capitalized leases is approximately 3.0% and the lease terms range from 36 to 60 months.

Operating Leases

We have contractual commitments in the form of operating leases related to branch offices, vehicles and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of March 30, 2007 for each of the next five years and thereafter are $4.7 million for the remainder of 2007; $5.1 million for 2008; $3.8 million for 2009; $2.9 million for 2010; $2.1 million for 2011 and $3.1 million thereafter.

The majority of operating leases pertaining to our branch offices provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our leases, both parties to the lease have the right to cancel the lease with 90 days notice. Accordingly, we have not included these leases in our disclosure of future minimum lease payments. Total branch office rent expense for the thirteen weeks ended March 30, 2007 and March 31, 2006 was approximately $6.5 million and $6.0 million, respectively.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety.  From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We have

Page - 13

established reserves for our contingent legal and regulatory liabilities in the amount of $6.5 million at March 30, 2007 and $6.6 million at December 29, 2006. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On July 29, 2002, Marisol Balanderan and 55 other plaintiffs filed an action against us and one of our customers in California State Court, Los Angeles County.  The plaintiffs are temporary employees and job applicants who seek unquantified compensatory and punitive damages based on allegations that they were subjected to discrimination in dispatch to jobs on the basis of their female gender, throughout a period from September 2001 through January 2002. On April 26, 2007, the parties entered into a settlement agreement which resolved all outstanding claims.  The settlement is subject to Court approval.  A hearing for court approval of the settlement terms will occur on May 2, 2007.  All amounts related to settlement are accounted for in our established reserves for our contingent legal and regulatory liabilities.

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

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We disputed the Division’s position that we provide taxable services under New Jersey law and filed an administrative protest.  The administrative protest was handled internally by the Division and did not involve any outside or independent governmental bodies.  On September 19, 2006, the Division issued a final determination increasing the amount that we allegedly owe for delinquent sales taxes, penalties and interest to $8.1 million.  We have now sought independent review of this determination by filing a complaint with the Tax Court of New Jersey on December 15, 2006 and accordingly have not reserved for this matter as of March 30, 2007.

On December 15, 2006, Patricia Tennyson, a temporary employee, filed an action in California State Court, Ventura County, alleging that we failed to pay her all hours worked.  The plaintiff further alleges that we engaged in unfair business practices in California.  The plaintiff is seeking unspecified damages and certification of a class of similarly situated employees.   On April 10, 2007, the court granted the plaintiff’s motion to dismiss the matter without prejudice.  This matter is resolved.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006
	(Amounts in Thousands)

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$—	$279
Asset retirement obligation	$150	$—
Common stock bonus	$—	$339

Page - 14

NOTE 10: STOCK BASED COMPENSATION

Stock options

We have stock option and incentive plans for directors, officers, and employees, which provide for nonqualified stock options and incentive stock options.  We issue new shares of common stock upon exercise of stock options.  The majority of our stock options vest evenly over a four-year period from the date of grant and expire if not exercised within five years from the date of grant.  The maximum contractual term for our outstanding stock option awards is ten years.

We account for stock-based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method.  SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in our income statement over the requisite service period.  See information regarding stock-based compensation recorded in our income statement in Note 1 to this Form 10-Q.

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006
Expected life (in years)	3.48	3.48
Expected volatility	40.5%	43.5%
Risk-free interest rate	4.9%	4.3%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$6.74	$7.80

As of March 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.2 million, which is expected to be recognized over a weighted average period of 2.0 years through 2011.  Stock option activity follows (shares in thousands):

	Thirteen Weeks Ended March 30, 2007
	Shares	(1) Price
Outstanding at beginning of period	1,207	$13.93
Granted	247	$18.98
Exercised	(133)	$8.30
Forfeited	(11)	$10.72
Expired	(11)	$19.56

Outstanding at the end of the period	1,299	$15.48

Exercisable at the end of the period	730	$13.91

(1) Weighted average exercise price.

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

Page - 15

Restricted stock activity follows (shares in thousands):

	Thirteen Weeks Ended March 30, 2007
	Shares	(1) Price
Nonvested at beginning of period	467	$19.89
Granted	227	$18.98
Vested	(103)	$18.08
Forfeited	(11)	$19.22

Nonvested at the end of the period	580	$19.85

(1) Weighted average market price on grant date.

As of March 30, 2007, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $10.2 million, which is expected to be recognized over a weighted average period of 1.9 years through 2011.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.4 million shares have been issued and 0.5 million shares remain available for future issuance.  The ESPP expires on June 30, 2008. During the thirteen weeks ended March 30, 2007 and March 31, 2006, participants purchased 25,000 and 22,000 shares in the ESPP for cash proceeds of $0.4 million and $0.4 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan.  The requisite service period is one month and begins on the enrollment date and ends on the purchase date.

NOTE 11: STOCK REPURCHASE

On January 31, 2007, we announced that our Board of Directors authorized the future purchase of our common stock in either open market or private transactions at a total cost of up to $75.0 million.  During the thirteen weeks ended March 30, 2007, we purchased and retired 4.1 million shares of our common stock for $76.7 million, including commissions, $13.1 million of which was under a previous repurchase authorization and $63.6 million of which was under the January 31, 2007 authorization.  Share repurchases were funded through cash and cash equivalents.  As of March 30, 2007, we had $11.4 million authorized for future purchases.  As of April 12, 2007 we had completed the January 2007 authorization for the purchase of common stock by purchasing an additional 0.6 million shares of our common stock for $11.4 million.  We did not acquire any shares of our common stock during the thirteen week period ended March 31, 2006.

On April 18, 2007, we announced that our Board of Directors authorized additional repurchases of our common stock in either open market or private transactions at a total cost of up to $100.0 million.

NOTE 12: INCOME TAXES

We adopted the provisions of FIN 48 on December 30, 2006.  Upon adoption of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of December 30, 2006, we had $1.6 million of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of March 30, 2007 there have not been any material changes in the amount of the liability for unrecognized tax benefits since the date of adoption.

We continue to recognize interest and penalties related to uncertain tax positions in Interest expense and Selling, general and administrative expenses, respectively.  At the adoption date amounts for accrued interest and penalties were not material.

Page - 16

The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 13: SUBSEQUENT EVENT

On April 30, 2007, pursuant to a Stock Purchase Agreement we acquired all of the stock of Skilled Services Corporation (“SSC”), a privately-held Florida corporation, for approximately $25.5 million in cash.  Founded in 1993, SSC is a skilled construction trades staffing provider with 21 locations in Florida, Texas, Arizona, California, Colorado, and North Carolina.

Page - 17

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in Part 1 of our Form 10-K for the year ended December 29, 2006 and in the “Risk Factors” included in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Executive Overview

Labor Ready is an international provider of temporary employees for manual labor, light industrial, and skilled construction trades, operating under the brand names of Labor Ready, Labour Ready, Workforce, Spartan Staffing, and CLP Resources.  Our customers are primarily small- to mid-sized businesses in various industries.  Annually, we serve more than 300,000 customers and put approximately 600,000 people to work.  At the end of March 30, 2007 we had 913 branches located in all 50 of the United States, Canada, Puerto Rico and the United Kingdom.  We believe our ability to provide a large number of temporary employees on short notice, usually the same day as requested, provides us with a competitive advantage.

Revenue for the thirteen weeks ended March 30, 2007 of $290.0 million decreased 2.3% compared to $297.1 million for the same period in 2006.  The decline in revenue resulted in a 9.8% decrease in net income for the thirteen weeks ended March 30, 2007 of $10.3 million or $0.21 per diluted share, compared to net income of $11.5 million or $0.21 per diluted share for the thirteen weeks ended March 31, 2006.  The change in revenue was primarily due to a decrease in same branch revenue as a result of a slowing residential construction market.  To a lesser extent, we experienced less growth from new branches and an increase in the loss of revenue from closed branches.  We have scaled back the number of new branch openings and have closed underperforming branches in response to the slower economic conditions we have experienced during the last half of 2006 and into 2007.

Gross margin improved to 32.0% for the thirteen weeks ended March 30, 2007 compared to 31.3% for the same period last year.  The increase in gross margin was primarily due to a decrease in workers’ compensation expense offset by increased wage and pricing pressure.  The improvement in workers’ compensation expense is related to improvements in accident prevention and risk management.  Wage pressure to our temporary workers was heavily driven by numerous minimum wage increases which have not been fully passed through in the bill rates we charge our customers.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 26.7% of revenue for the thirteen weeks ended March 30, 2007 compared to 25.0% for the same period in 2006.  The increase can be attributed to less revenue than in the same quarter a year ago and a change in the mix of branches operating in each of our brands.

Net interest and other income as a percentage of sales improved slightly to 1.1% of revenue for the thirteen weeks ended March 30, 2007 compared to 0.9% for the same period in 2006.  The increase can be attributed to higher yields on invested cash.

On January 31, 2007, we announced that our Board of Directors authorized the future purchase of our common stock in either open market or private transactions at a total cost of up to $75.0 million.  During the thirteen weeks ended March 30, 2007, we purchased $76.7 million of our common stock, including commissions, $13.1 million of which was under a previous repurchase authorization and $63.6 million of which was under the January 31, 2007 authorization.  As of March 30, 2007, we had $11.4 million authorized for future purchases under the January 31, 2007 authorization.  As of April 12, 2007 we had completed the authorization for the purchase of common stock by purchasing an additional 0.6 million shares of our common stock for $11.4 million.  On April 18, 2007, we announced that our Board of Directors authorized additional repurchases of our common stock in either open market or private transactions at a total cost of up to $100.0 million.

Page - 18

Results of Operations

Thirteen Weeks Ended March 30, 2007 Compared to Thirteen Weeks Ended March 31, 2006

The following table compares the operating results for the thirteen weeks ended March 30, 2007 and March 31, 2006 (in thousands):

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006	Percent Change
Revenue from services	$290,237	$297,067	(2.3%)
Cost of services	197,446	204,150	(3.3%)
Gross profit	92,791	92,917	(0.1%)
Selling, general and administrative expenses	77,376	74,224	4.2%)
Depreciation and amortization	2,401	2,796	(14.1%)
Interest expense	(262)	(263)	(0.4%)
Interest and other income	3,544	3,009	17.8%)
Income before tax expense	16,296	18,643	(12.6%)
Net income	$10,348	$11,466	(9.8%)

Branch Offices and Revenue from Services.  The number of branch offices increased to 913 at March 30, 2007 from 908 at March 31, 2006, a net increase of five branch offices.  Revenue for the thirteen weeks ended March 30, 2007 decreased 2.3% compared to the same quarter a year ago.  The change in revenue was made up of the following four components: (a) a (3.1%) decrease in same store branch revenue, defined as those branches opened one year or longer, (b) a (1.2%) decline in revenue related to branches closed over the past twelve months, (c) a 1.6% increase in revenue from new branches opened less than one year and (d) a 0.4% increase from other miscellaneous factors.  The change in revenue was primarily due to a decrease in same branch revenue as a result of a slowing residential construction market.  To a lesser extent, we experienced less growth from new branches and an increase in the loss of revenue from closed branches.  We have scaled back the number of new branch openings and have closed underperforming branches in response to the slower economic conditions we have experienced during the last half of 2006 and into 2007.

Cost of Services and Gross Profit.  Cost of services was 68.0% of revenue for the thirteen weeks ended March 30, 2007 compared to 68.7% for the thirteen weeks ended March 31, 2006. Workers’ compensation costs for the thirteen weeks ended March 30, 2007 were approximately 5.0% of revenue compared to 6.2% in the thirteen weeks ended March 31, 2006. The reduction to our workers’ compensation costs is the product of our safety and risk management programs that continue to reduce the frequency of accidents.  The decrease in workers’ compensation costs was partially offset by an increase in wages paid to temporary workers.  Seventeen U.S. states and four Canadian provinces increased minimum wages during the thirteen weeks ended March 30, 2007 which have not been fully passed through in the bill rates we charge our customers.  Our average pay rate mix increased 4.4% and bill rate mix increased 3.5%.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 26.7% for the thirteen weeks ended March 30, 2007 compared to 25.0% for the thirteen weeks ended March 31, 2006.  This increase was primarily due to the decline in revenue and also a change in the mix of branches operating in each of our brands.  During the thirteen weeks ended March 30, 2007 we had a larger mixture of CLP and Spartan Staffing branches compared to the same quarter a year ago, which have a higher cost structure than the Labor Ready brand.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses decreased to $2.4 million for the thirteen weeks ended March 30, 2007 from $2.8 million for the thirteen weeks ended March 31, 2006.  The decrease in the current year is the result of certain intangible assets becoming fully amortized during 2006.

Page - 19

Interest and Other Income. Interest and other income was $3.5 million for the thirteen weeks ended March 30, 2007 compared to $3.0 million for the thirteen weeks ended March 31, 2006. The change in interest and other income is attributable to higher yields on our restricted cash balances.

Income Tax Our effective tax rate on earnings for the thirteen weeks ended March 30, 2007 was 36.5%, compared to 38.5% for the thirteen weeks ended March 31, 2006.  The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results from state income taxes, federal tax credits, tax exempt interest income, and certain non-deductible expenses. The decrease in our effective tax rate reflects the tax benefit from the extension of the Work Opportunity Tax Credit at the end of 2006.

We have a net deferred tax asset of approximately $9.0 million at March 30, 2007 resulting primarily from workers’ compensation reserves, contingent liabilities and allowance for doubtful accounts.  We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.

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

Workers’ Compensation Reserves. We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses.  These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported.  This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the average lives of our workers’ compensation claims. We evaluate the reserve regularly throughout the year and make adjustments accordingly.  If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

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

Page - 20

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

Income Taxes and Related Valuation Allowances.  We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.  As required under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS No. 109”), and related interpretations, we measure these expected future tax consequences based upon the provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated.  Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operating Activities

Net cash provided by operating activities was $27.7 million for the thirteen weeks ended March 30, 2007 and was due primarily to our net income and cash provided by operating assets and liabilities.

Net income totaled $10.3 million for the thirteen weeks ended March 30, 2007.  Cash provided by operating assets and liabilities was primarily due to increases in accounts payable and income taxes payable and decreases in other assets and accounts receivable, offset by decreases in accrued wages and benefits.  These changes were primarily the result of timing of payments and receipts.

Net cash provided by operating activities was lower for the thirteen weeks ended March 30, 2007 than the comparable prior year period.  The decrease was largely a result of change in income taxes payable in the prior year due mostly to the timing and method of making estimated income tax payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.4 million for the thirteen weeks ended March 30, 2007.  Cash used in investing activities included capital expenditures due to technology projects.  These outflows were offset by cash provided by investing activities for net maturities of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities was $75.7 million for the thirteen weeks ended March 30, 2007.  During the thirteen weeks ended March 30, 2007, we purchased and retired 4.1 million shares of our common stock for $76.7 million, including commissions, $13.1 million of which was under a previous repurchase authorization and $63.6 million of which was under a January 31, 2007 authorization.  Share repurchases were funded through cash and cash equivalents.  As of March 30, 2007, we had $11.4 million authorized for future purchases.  As of April 12, 2007 we had completed the January 31, 2007 authorization for the purchase of common stock by purchasing an additional 0.6 million shares of our common stock for $11.4 million.  On April 18, 2007, we announced that our Board of Directors authorized additional repurchases of our common stock in either open market or private transactions at a total cost of up to $100.0 million.

Capital Resources

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of March 30, 2007, our margin was 0.50% and our unused capacity fee was 0.15%.  At March 30, 2007, we had $45.5 million of letters of credit issued against that borrowing capacity leaving us with $34.5 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

Page - 21

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts as well as cash deposits held by our insurance carriers.  At March 30, 2007 we had restricted cash in our Workers’ Assurance Program totaling $140.8 million.  Of this cash, $140.4 million was committed to insurance carriers leaving $0.4 million available for future needs.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

We provide workers’ compensation insurance for our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually.  Our current coverage with American International Group, Inc. (“AIG”) is for occurences during  the period from July 2006 through June 2007.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

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

At March 30, 2007 and December 29, 2006 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	March 30,	December 29,
	2007	2006
Workers’ Assurance Program - committed collateral (1)	$140.4	$138.7
Letters of credit	45.5	45.5
Surety bonds (2)	17.6	17.6
Other cash–backed instruments	0.6	0.6
Total Collateral Commitments	$204.1	$202.4

(1) We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.

(2) We had $3.9 million and $3.8 million of restricted cash collateralizing our surety bonds at March 30, 2007 and December 29, 2006, respectively.

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

Our Workers’ Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers.  The fees related to those instruments subject to an annual fee were approximately 0.45% as of March 30, 2007.

Page - 22

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	March 30,	December 29,
	2007	2006

Ending workers’ compensation reserve:	$187.8	$189.4
a) Discount on reserves	41.6	41.3
b) Timing of collateral release with prior providers	14.5	13.0
c) Collateral posted with current provider in comparison to obligation incurred	(17.0)	(19.4)
d) Reserves for claims above our deductible (“excess claims”), net of discount	(22.8)	(21.9)

Total Collateral Commitments	$204.1	$202.4

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

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Throughout the year, management regularly reviews and evaluates the adequacy of reserves for prior periods.  We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses.  Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  Our claims reserves are discounted to their estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims.  At March 30, 2007 our reserves are discounted at rates ranging from 4.31% to 6.00%.

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

Page - 23

The following table provides an analysis of changes in our workers’ compensation claims reserves (in thousands).  Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.

	Thirteen Weeks Ended
	March 30,	March 31,
	2007	2006

Beginning balance	$189,435	$167,859

Self-insurance reserve expense
Expenses related to current year (net of discount).	13,280	16,050
Change related to prior years	(7,288)	(3,296)
Total	5,992	12,754

Amortization of prior years discount	2,288	1,362

Payments
Payments related to current year claims	(558)	(526)
Payments related to claims from prior years	(10,083)	(9,423)
Total	(10,641)	(9,949)

Net change in excess claims reserve	773	1,306

Ending balance	187,847	173,332
Less current portion	49,669	45,377
Long-term portion	$138,178	$127,955

Other

Included in cash and cash equivalents at March 30, 2007 and December 29, 2006 is cash held within branch CDMs for payment of temporary payrolls in the amount of $13.4 million and $19.6 million, respectively.

Our capital expenditures were $6.2 million and $4.1 million for the thirteen weeks ended March 30, 2007 and March 31, 2006, respectively.  We anticipate total capital expenditures for 2007 to be in the range of $12 million to $15 million.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.  There were no material changes outside the ordinary course of business in our contractual obligations during the thirteen week period ended March 30, 2007.

Page - 24

The following table provides a summary of our contractual obligations as of March 30, 2007 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2007	2008 through 2009	2010 through 2011	2012 and later
Capital lease obligations (1)	$971	$774	$197	$—	$—
Operating leases (2)	21,670	4,653	8,868	4,988	3,161
Purchase obligations (3)	4,814	3,123	1,691	—	—
Other long-term obligations (4)	8,857	2,544	5,823	490	—
Other cash obligations (5)	7,337	7,337	—	—	—

Total Contractual Cash Obligations	$43,649	$18,431	$16,579	$5,478	$3,161

(1)          Primarily consists of payments on computer equipment and technology commitments.

(2)          Excludes all payments related to branch leases cancelable by either party to the lease within 90 days.

(3)          Binding purchase orders for goods or services outstanding at March 30, 2007.

(4)          Primarily consists of voice and data service contracts and licensing agreements.

(5)          Collateral obligations related to workers’ compensation policy year ended July 1, 2007.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash.  Our insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation.  The amounts of cash available for future restriction are subject to our borrowing capacity under the Revolving Credit Facility and cash available at the time of the restriction.  The following table provides a summary of our estimated collateral obligations and the collateral capacity available to us as of March 30, 2007 (in thousands):

Revolving Credit Facility-Capacity	$80,000
Revolving Credit Facility-Committed	(45,500)
Revolving Credit Facility-Available Capacity	34,500
Cash and cash equivalents	59,796
Marketable securities	83,822
Total Capacity	178,118

Estimated Collateral Restriction for 2007	(29,600)

Remaining Collateral Capacity	$148,518

Page - 25

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  As of March 30, 2007, our purchased investments included in cash and cash equivalents had maturities of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2006 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of March 30, 2007, our marketable securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2006 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)).  Based on this evaluation, our CEO and our CFO concluded that, as of March 30, 2007, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  During the thirteen weeks ended March 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 26

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

There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for fiscal 2006.

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

Page - 27

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

Two insurance companies with which we have previously done business are in liquidation, and one other has been relieved of its insurance obligations to us. If our insurers do not fulfill their obligations, we could experience significant losses.

Prior to our current policies with AIG, we purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers.  Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us.  Legion and Reliance are in liquidation and have failed to pay a number of covered claims that exceed our deductible limits (“excess claims”).  These excess claims have been presented to the state guaranty funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations.  As a result, we have concluded that recovery is unlikely on a portion of these excess claims.  To the extent we experience additional claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may be forced to satisfy some or all of those claims directly; this in turn could harm our financial condition or results of operations.

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

Page - 28

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

Our international branch operations expose us to certain risks.  If we are not able to effectively manage those risks, our financial results could be harmed.  As of March 30, 2007, we had 82 branches outside the United States in the United Kingdom and Canada.  Risks not already discussed in connection with our domestic branch operations include: fluctuations in the value of foreign currencies and the additional expense and risks inherent in operations in geographically and culturally diverse locations.

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

Page - 29

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

Page - 30

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 30, 2007.

On January 31, 2007, we announced that our Board of Directors authorized the future purchase of our common stock in either open market or private transactions at a total cost of up to $75.0 million.  During the thirteen weeks ended March 30, 2007, we purchased $76.7 million of our common stock, including commissions, $13.1 million of which was under a previous repurchase authorization and $63.6 million of which was under the January 31, 2007 authorization.  As of March 30, 2007, we had $11.4 million authorized for future purchases.  As of April 12, 2007 we had completed the purchases of common stock remaining under the January 2007 authorization by purchasing an additional 0.6 million shares of our common stock for $11.4 million.  On April 18, 2007, we announced that our Board of Directors authorized additional repurchases of our common stock in either open market or private transactions at a total cost of up to $100.0 million.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs (1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs

12/30/06 through 1/26/07	26,299	$18.51	—-	$13.1 million
1/27/07 through 2/23/07	1,708,082	$19.05	1,707,476	$55.5 million
2/24/07 through 3/30/07	2,381,095	$18.58	2,372,935	$11.4 million
Total	4,115,476	$18.78	4,080,411	$11.4 million

(1)  During the thirteen weeks ended March 30, 2007, we purchased 35,065 shares in order to satisfy tax withholding obligations upon the vesting of restricted stock.  These shares were not acquired pursuant to any repurchase plan or program.

(2) Weighted average price paid per share does not include any adjustments for commissions.

Page - 31

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the thirteen weeks ended March 30, 2007.

Item 5.        Other Information

None.

Item 6.    Exhibits

Exhibits

10.1	First Amendment to the Executive Employment Agreement between Steven C. Cooper and Labor Ready, Inc., dated as of December 31, 2006
10.2	First Amendment to the Executive Employment Agreement between James E. Defebaugh and Labor Ready, Inc., dated as of December 31, 2006
10.3

Executive Employment Agreement between Noel Wheeler and Labor Ready, Inc., dated as of May 27, 2005, as amended by First Amendment to the Executive Employment Agreement between Noel Wheeler and Labor
Ready, Inc., dated as of December 31, 2006

10.4	Executive Employment Agreement between Derrek L. Gafford and Labor Ready, Inc., dated as of December 31, 2006
10.5	Executive Employment Agreement between Chris D. Burger and Labor Ready, Inc., dated as of December 31, 2006
10.6	Executive Employment Agreement between Wayne W. Larkin and Labor Ready, Inc., dated as of December 31, 2006
10.7	Executive Employment Agreement between Richard L. Mercuri and Labor Ready, Inc., dated as of December 31, 2006
10.8	Form of Change In Control Agreement for executive officers
10.9	Form of Non-Competition Agreement for executive officers
10.10	Form of Indemnification Agreement for executive officers
31.1	Certification of Steven C. Cooper, Chief Executive Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Derrek L. Gafford, Chief Financial Officer of Labor Ready, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Steven C. Cooper, Chief Executive Officer of Labor Ready, Inc. and Derrek L. Gafford,
Chief Financial Officer of Labor Ready, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Page - 32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Steven C. Cooper	5/3/07
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	5/3/07
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

Page - 33