Form 10-Q
period 2007-06-29
LABOR READY INC
filed 2007-08-02
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2007

or

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

As of July 27, 2007, there were 46,246,974 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

Page - 2

PART I.  Financial Information

Item 1.    Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	June 29, 2007	December 29, 2006
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$58,685	$107,944
Marketable securities	50,397	91,510
Accounts receivable	142,380	125,282
Allowance for doubtful accounts	(5,859)	(5,109)
Prepaid expenses, deposits and other	12,420	15,651
Income tax receivable	-	2,229
Deferred income taxes	9,484	2,251

Total current assets	267,507	339,758

PROPERTY AND EQUIPMENT:
Buildings and land	22,737	21,505
Computers and software	48,509	39,341
Cash dispensing machines	14,278	14,280
Furniture and equipment	9,127	8,345
	94,651	83,471
Less accumulated depreciation and amortization	55,107	51,522

Property and equipment, net	39,544	31,949

OTHER ASSETS:
Restricted cash and other assets	147,687	143,731
Deferred income taxes	2,638	6,972
Goodwill	52,717	37,364
Other assets, net	37,235	32,532

Total other assets	240,277	220,599

Total assets	$547,328	$592,306

See accompanying notes to consolidated financial statements

Page - 3

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 29, 2007	December 29, 2006
	(Unaudited)

CURRENT LIABILITIES:
Accounts payable	$28,061	$22,653
Accrued wages and benefits	24,431	25,596
Current portion of workers’ compensation claims reserve	49,943	52,229
Income tax payable	5,258	-
Other current liabilities	291	907

Total current liabilities	107,984	101,385

LONG-TERM LIABILITIES:
Workers’ compensation claims reserve, less current portion	142,346	137,206
Other non-current liabilities	1,421	1,197

Total long-term liabilities	143,767	138,403

Total liabilities	251,751	239,788

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 46,257 and 50,637 shares issued and outstanding	1	76,372
Cumulative foreign currency translation adjustment, net of tax	3,000	2,717
Cumulative unrealized (loss) gain on marketable securities	(2)	11
Retained earnings	292,578	273,418

Total shareholders’ equity	295,577	352,518

Total liabilities and shareholders’ equity	$547,328	$592,306

See accompanying notes to consolidated financial statements

Page - 4

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Revenue from services	$351,131	$339,777	$641,368	$636,844

Cost of services	239,244	230,326	436,690	434,476
Gross profit	111,887	109,451	204,678	202,368

Selling, general and administrative expenses	81,902	79,509	159,278	153,733
Depreciation and amortization	2,858	2,672	5,259	5,468
Income from operations	27,127	27,270	40,141	43,167

Interest expense	(424)	(170)	(687)	(433)
Interest and other income	2,862	3,171	6,406	6,180
Interest and other income, net	2,438	3,001	5,719	5,747

Income before tax expense	29,565	30,271	45,860	48,914

Income tax	10,791	11,655	16,739	18,832

Net income	$18,774	$18,616	$29,121	$30,082

Net income per common share:
Basic	$0.41	$0.35	$0.61	$0.56
Diluted	$0.41	$0.35	$0.61	$0.56

Weighted average shares outstanding:
Basic	45,888	53,277	47,482	53,478
Diluted	46,201	53,775	47,771	54,039

See accompanying notes to consolidated financial statements

Page - 5

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net income	$18,774	$18,616	$29,121	$30,082
Other comprehensive income:
Foreign currency translation adjustment, net of tax	251	367	283	512
Unrealized (loss) gain on marketable securities	(8)	6	(13)	15
Other comprehensive income	243	373	270	527
Comprehensive income	$19,017	$18,989	$29,391	$30,609

See accompanying notes to consolidated financial statements

Page - 6

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Twenty-Six Weeks Ended
	June 29,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,121	$30,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,259	5,468
Provision for doubtful accounts	4,184	2,999
Deferred income taxes	(3,289)	(6,144)
Stock-based compensation	3,960	3,891
Excess tax benefits from stock-based compensation	(1,045)	(3,505)
Other operating activities	-	414
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(14,557)	(9,025)
Income taxes	9,566	4,001
Other assets	5,397	1,225
Accounts payable	3,662	(6,128)
Accrued wages and benefits	(1,792)	495
Workers’ compensation claims reserve	1,579	10,460
Other current liabilities	-	(38)
Net cash provided by operating activities	42,045	34,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,077)	(6,808)
Purchases of marketable securities	(137,864)	(36,255)
Maturities of marketable securities	178,964	34,916
Purchase of Skilled Services Corporation, net of cash acquired	(26,415)	-
Change in restricted cash and other assets	(3,956)	(2,087)
Other	-	(167)
Net cash used in investing activities	(348)	(10,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(94,818)	(51,833)
Net proceeds from sale of stock through options and employee benefit plans	2,447	2,869
Excess tax benefits from stock-based compensation	1,045	3,505
Payments on debt	(745)	(829)
Net cash used in financing activities	(92,071)	(46,288)
Effect of exchange rates on cash	1,115	676
Net change in cash and cash equivalents	(49,259)	(21,818)
CASH AND CASH EQUIVALENTS, beginning of period	107,944	82,155
CASH AND CASH EQUIVALENTS, end of period	$58,685	$60,337

See accompanying notes to consolidated financial statements

Page - 7

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 29, 2006. Operating results for the twenty-six week period ended June 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 28, 2007.

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

Cost of services

Cost of services includes the wages of temporary employees, related payroll taxes and benefits, workers’ compensation expenses and transportation.

Share repurchases

Share repurchases are not displayed separately as treasury stock on the Consolidated Balance Sheets in accordance with the Washington Business Corporation Act, which requires the retirement of repurchased shares.  As a result, shares of our common stock that we repurchase are retired immediately.  It is our accounting policy to first record these repurchases as a reduction to our Common stock account.  Once the Common stock account has been reduced to a nominal balance, remaining repurchases are recorded as a reduction to our Retained earnings account.  See Note 11 for further discussion of share repurchases.

Shares outstanding

Shares outstanding for reportable purposes include shares of unvested restricted stock. As of June 29, 2007, 625,976 shares of unvested restricted stock were included in reportable shares outstanding.

New accounting pronouncements

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on December 30, 2006, the first day of our 2007 fiscal year.  See Note 12 for further discussion.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2007, with early adoption encouraged. We do not anticipate the adoption of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Page - 8

NOTE 2: BUSINESS COMBINATIONS

On April 30, 2007, pursuant to a Stock Purchase Agreement, we acquired all of the stock of Skilled Services Corporation (“SSC”), a privately-held Florida corporation, for approximately $26.4 million, net of cash acquired.    Founded in 1993, SSC is a skilled construction trades staffing provider.  At the date of purchase, SSC operated 17 locations in Florida, Texas, Arizona, California, Colorado, and North Carolina.  Goodwill recognized as a result of the SSC acquisition totaled $15.3 million, of which $13.6 million is deductible for tax purposes.

NOTE 3: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date.  Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less.   At June 29, 2007 and December 29, 2006, those securities were classified as available-for-sale and stated at fair value, with the unrealized holding gains and losses reported in the shareholders’ equity section of our Consolidated Balance Sheets. There were no material unrealized holding gains or losses at June 29, 2007 or December 29, 2006. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities.  For the twenty-six weeks ended June 29, 2007 and June 30, 2006, there were no material realized gains or losses on sales of available-for-sale securities. These marketable securities are available to fund current operations, if necessary.

NOTE 4: RESTRICTED CASH AND OTHER ASSETS

We have cash deposits and other restricted assets with independent financial institutions predominantly for the purpose of securing our workers’ compensation obligations.

The following is a summary of restricted cash and other assets (in millions):

	June 29, 2007	December 29, 2006
Workers’ Assurance Program – committed collateral (1)	$138.3	$138.7
Cash collateralizing surety bonds	3.9	3.8
Workers’ Assurance Program- uncommitted cash (1)	4.4	0.5
Other	1.1	0.7
Total Restricted Cash and Other Assets	$147.7	$143.7

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

Page - 9

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

Our valuation allowance against receivables from Troubled Insurance Companies as of June 29, 2007 and December 29, 2006 is $5.4 million and $2.5 million, respectively.  Total discounted receivables from insurance companies, net of related valuation allowance, as of June 29, 2007 and December 29, 2006 are $14.9 million and $16.6 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

We also record a receivable for other matters where we expect reimbursement from our insurance company.  Included in Prepaid expenses, deposits and other in the accompanying Consolidated Balance Sheets at June 29, 2007 is a receivable from our insurance company of $1.2 million in connection with certain litigation.

NOTE 6: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill, which are included in Other assets, net in the Consolidated Balance Sheets (in thousands):

	June 29, 2007	December 29, 2006
Amortizable intangible assets:
Trade name/trademarks	$600	$400
Customer relationships	18,600	11,600
Non-compete agreements	2,100	1,600
	21,300	13,600
Less accumulated amortization	6,916	5,726
Total amortized intangible assets, net	$14,384	$7,874

Unamortizable intangible assets:
Trade name/trademarks	$6,500	$6,500
Total unamortizable intangible assets	$6,500	$6,500

Intangible assets other than goodwill recorded as a result of the SSC acquisition in April 2007 totaled $7.7 million.  Other intangible assets were obtained as a result of the CLP Resources acquisition in May 2005 and the Spartan Staffing acquisition in April 2004.  Intangible assets are amortized using the straight line method over their estimated useful lives.  Amortization expense of our amortizable intangible assets was $0.8 million for the thirteen weeks ended June 29, 2007 and $0.7 million for the thirteen weeks ended June 30, 2006.  Amortization expense of our amortizable intangible assets was $1.2 million for the twenty-six weeks ended June 29, 2007 and $1.5 million for the twenty-six weeks ended June 30, 2006.

The following table provides estimated amortization expense of intangible assets other than goodwill for the next five years and thereafter (in thousands):

Remainder of 2007	$1,737
2008	3,175
2009	3,075
2010	3,025
2011	2,892
Thereafter	480
$14,384

Page - 10

Goodwill totaled $52.7 million at June 29, 2007 and $37.4 million at December 29, 2006.  Goodwill at June 29, 2007 included $15.3 million recorded as a result of the SSC acquisition in April 2007; $31.0 million recorded as a result of the CLP Resources acquisition in 2005 and $6.4 million recorded as a result of the Spartan Staffing acquisition in 2004.

NOTE 7: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance to our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually.  Our current coverage with American International Group, Inc. (“AIG”) is for occurrences during the period from July 2007 through July 2008.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using  discount rates based on average returns of “risk-free” Treasury instruments, which are evaluated on a quarterly basis.  At June 29, 2007, our reserves are discounted at rates ranging from 4.35% to 6.00%.  Included in the accompanying Consolidated Balance Sheets as of June 29, 2007 and December 29, 2006 are discounted workers’ compensation claims reserves in the amounts of $192.3 million and $189.4 million, respectively.

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

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums, any changes in the valuation allowance related to receivables from Troubled Insurance Companies as described in Note 5 and other miscellaneous expenses. Workers’ compensation expense totaling $18.0 million and $19.2 million was recorded for the thirteen weeks ended June 29, 2007 and June 30, 2006, respectively.  Workers’ compensation expense totaling $32.5 million and $37.5 million was recorded for the twenty-six weeks ended June 29, 2007 and June 30, 2006, respectively.

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

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented.  Commencing with fiscal year 2006, post SFAS No. 123R adoption, anti-dilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter.  The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our calculation were 0.5 million during the thirteen weeks ended June 29, 2007 and 0.3 million during the thirteen weeks ended June 30, 2006.  The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our calculation were 0.6 million during the twenty-six weeks ended June 29, 2007 and 0.3 million during the twenty-six weeks ended June 30, 2006.

Page - 11

The following tables present the calculation of Net income per common share- Basic and Diluted (in thousands, except per share data):

	Thirteen Weeks Ended
	June 29, 2007	June 30, 2006
Net income	$18,774	$18,616

Weighted average number of common shares used in basic net income per common share	45,888	53,277
Dilutive effect of outstanding stock options and non-vested restricted stock	313	498
Weighted average number of common shares used in diluted net income per common share	46,201	53,775

Net income per common share:
Basic	$0.41	$0.35
Diluted	$0.41	$0.35

	Twenty-Six Weeks Ended
	June 29, 2007	June 30, 2006
Net income	$29,121	$30,082

Weighted average number of common shares used in basic net income per common share	47,482	53,478
Dilutive effect of outstanding stock options and non-vested restricted stock	289	561
Weighted average number of common shares used in diluted net income per common share	47,771	54,039

Net income per common share:
Basic	$0.61	$0.56
Diluted	$0.61	$0.56

The decrease in weighted average shares year over year is primarily due to our share repurchase program.  See Note 11 for further discussion.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of June 29, 2007, our margin was 0.50% and our unused capacity fee was 0.15%.  At June 29, 2007, we had $38.2 million of letters of credit issued against that borrowing capacity leaving us with $41.8 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

Page - 12

Workers’ Compensation Commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Revolving Credit Facility bear fluctuating annual fees, which were approximately 0.55% of the principal amount of the letters of credit outstanding as of June 29, 2007.  The letters of credit issued related to our Workers’ Assurance Program bear fluctuating annual fees, which were approximately 0.575% of the principal amount of the letters of credit outstanding as of June 29, 2007.  The surety bonds bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge.

At June 29, 2007 and December 29, 2006 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	June 29,	December 29,
	2007	2006
Workers’ Assurance Program - committed collateral	$138.3	$138.7
Letters of credit	38.2	45.5
Surety bonds (1)	17.0	17.6
Other cash–backed instruments	0.6	0.6
Total Collateral Commitments	$194.1	$202.4

(1) We had $3.9 million and $3.8 million of restricted cash collateralizing our surety bonds at June 29, 2007 and December 29, 2006, respectively.

Capital Leases

The following is a summary of property held under non-cancelable capital leases and reported in property and equipment in the Consolidated Balance Sheets (in thousands):

	June 29, 2007	December 29, 2006

Computers and software	$1,323	$2,945
Cash dispensing machines	—	922
Furniture and equipment	159	206
	1,482	4,073
Less accumulated depreciation and amortization	969	2,217

	$513	$1,856

Future minimum lease payments under these non-cancelable capital leases as of June 29, 2007 are $0.2 million for the remainder of 2007 and $0.2 million for 2008.  There are currently no minimum lease payments under non-cancelable capital leases after 2008.

Our capital lease obligations are reported in other liabilities in the Consolidated Balance Sheets. The weighted average interest rate on capitalized leases is approximately 2.2% and the lease terms range from 36 to 60 months.

Operating Leases

We have contractual commitments in the form of operating leases related to branch offices, vehicles and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of June 29, 2007 for each of the next five years and thereafter are $3.6 million for the remainder of 2007; $5.9 million for 2008; $4.5 million for 2009; $3.3 million for 2010; $2.4 million for 2011 and $3.3 million thereafter.

The majority of operating leases pertaining to our branch offices provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our leases, both parties to the lease have the right to cancel the lease with 90 days notice. Accordingly, we have not included these leases in our disclosure of future minimum lease payments. Total branch office rent expense for the thirteen weeks ended June 29, 2007 and June 30, 2006 was approximately $6.8 million and $6.2 million,

Page - 13

respectively.  Total branch office rent expense for the twenty-six weeks ended June 29, 2007 and June 30, 2006 was approximately $13.4 million and $12.1 million, respectively.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety.  From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We have established reserves for our contingent legal and regulatory liabilities in the amount of $5.7 million at June 29, 2007 and $6.6 million at December 29, 2006. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On July 29, 2002, Marisol Balanderan and 55 other plaintiffs filed an action against us and one of our customers in California State Court, Los Angeles County.  The plaintiffs are temporary employees and job applicants who seek unquantified compensatory and punitive damages based on allegations that they were subjected to discrimination in dispatch to jobs on the basis of their female gender, throughout a period from September 2001 through January 2002. On April 26, 2007, the parties entered into a settlement agreement which resolved all outstanding claims.  The settlement is subject to Court approval.  On May 3, 2007, the Court issued preliminary approval of the settlement terms.  All amounts related to settlement are accounted for in our established reserves for our contingent legal and regulatory liabilities.

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

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We disputed the Division’s position that we provide taxable services under New Jersey law and filed an administrative protest.  The administrative protest was handled internally by the Division and did not involve any outside or independent governmental bodies.  On September 19, 2006, the Division issued a final determination increasing the amount that we allegedly owe for delinquent sales taxes, penalties and interest to $8.1 million.  We have now sought independent review of this determination by filing a complaint with the Tax Court of New Jersey on December 15, 2006 and accordingly have not reserved for this matter as of June 29, 2007.  This matter is currently in the discovery phase.  A trial date has been set for October 10, 2007.

Page - 14

NOTE 10: STOCK BASED COMPENSATION

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

Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended June 29, 2007 was $1.6 million, before income taxes, compared to total stock-based compensation expense for the thirteen weeks ended June 30, 2006 of $1.4 million, before income taxes. Total stock-based compensation expense recognized in the consolidated financial statements for the twenty-six weeks ended June 29, 2007 was $4.0 million, before income taxes, compared to total stock-based compensation expense for the twenty-six weeks ended June 30, 2006 of $3.9 million, before income taxes.

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

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Twenty-Six Weeks Ended
	June 29,	June 30,
	2007	2006
Expected life (in years)	3.48	3.48
Expected volatility	40.5%	43.5%
Risk-free interest rate	4.9%	4.3%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$6.74	$7.80

As of June 29, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.7 million, which is expected to be recognized over a weighted average period of 1.8 years through 2011.  Stock option activity follows (shares in thousands):

	Twenty-Six Weeks Ended June 29, 2007
	Shares	(1) Price
Outstanding at beginning of period	1,207	$13.93
Granted	257	$18.98
Exercised	(277)	$9.55
Forfeited	(23)	$11.00
Expired	(11)	$19.56

Outstanding at the end of the period	1,153	$16.12

Exercisable at the end of the period	639	$14.70

(1) Weighted average exercise price.

Page - 15

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

Restricted stock activity follows (shares in thousands):

	Twenty-Six
	Weeks Ended
	June 29, 2007
		(1)
	Shares	Price
Nonvested at beginning of period	467	$19.89
Granted	328	$19.91
Vested	(139)	$18.76
Forfeited	(30)	$19.74

Nonvested at the end of the period	626	$20.15

(1) Weighted average market price on grant date.

As of June 29, 2007, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $11.1 million, which is expected to be recognized over a weighted average period of 1.9 years through 2011.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  Under the Plan, 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.4 million shares have been issued and 0.5 million shares remain available for future issuance.  The ESPP expires on June 30, 2008. During the twenty-six weeks ended June 29, 2007 and June 30, 2006, participants purchased 43,000 and 38,000 shares in the ESPP for cash proceeds of $0.7 million and $0.7 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan.  The requisite service period is one month and begins on the enrollment date and ends on the purchase date.

NOTE 11: STOCK REPURCHASE

Under our authorized share repurchase program, we purchased and retired 5.0 million shares of our common stock during the twenty-six weeks ended June 29, 2007 for a total amount of $94.8 million, including commissions.  As of June 29, 2007 we had $93.0 million of common stock available to us for future repurchases under the current authorization.  Under our authorized share repurchase program, we purchased and retired 2.2 million shares of our common stock for a total amount of $51.8 million during the twenty-six week period ended June 30, 2006.

Page - 16

NOTE 12: INCOME TAXES

We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year.  At adoption we had $1.6 million of unrecognized tax benefits. As of June 29, 2007 there have been no material changes in our measurement of identified income tax positions.

We recognize interest and penalties related to uncertain tax positions in Interest expense and Selling, general and administrative expenses, respectively.  Amounts for accrued interest and penalties were not material.

In general, the tax years 2002-2006 remain open to examination by the major taxing jurisdictions where we conduct business.

Page - 17

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in Part 1 of our Form 10-K for the year ended December 29, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Executive Overview

Labor Ready is an international provider of temporary employees for manual labor, light industrial, and skilled construction trades, operating under the brand names of Labor Ready, Labour Ready, Workforce, Spartan Staffing, and CLP Resources.  Our customers are primarily small to mid-sized businesses in various industries.  Annually, we serve more than 300,000 customers and put approximately 600,000 people to work.  At the end of June 29, 2007 we had 932 branches located in all 50 of the United States, Canada, Puerto Rico and the United Kingdom.

Revenue for the thirteen weeks ended June 29, 2007 of $351.1 million increased 3.3% compared to $339.8 million for the same period in 2006.  The increase in revenue resulted in a 0.8% increase in net income for the thirteen weeks ended June 29, 2007 of $18.8 million compared to net income of $18.6 million for the thirteen weeks ended June 30, 2006.  The increase in revenue was the result of acquisition growth from the purchase of Skilled Services Corporation (“SSC”) in April 2007 and organic growth primarily related to our branches that have been open 1 year or longer.  Gross margin decreased to 31.9% for the thirteen weeks ended June 29, 2007 compared to 32.2% for the same period last year.  The decrease in gross margin was primarily due to an increase in temporary worker wages as a percentage of revenue offset by a decrease in workers’ compensation expense.  The increase in temporary worker wages as a percentage of revenue is largely due to an increase in pay rates to our temporary workers as a result of various minimum wage increases.  While we have increased the bill rates to our customers for these pay increases, we have not passed through the full amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions.  The improvement in workers’ compensation expense is related to a variety of accident prevention and risk management programs that have been implemented over several years.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 23.3% of revenue for the thirteen weeks ended June 29, 2007 compared to 23.4% for the same period in 2006.  The decrease in SG&A as a percentage of revenue is largely due to the leverage of fixed costs over the larger revenue base we experienced in comparison with the same quarter a year ago.

Revenue for the twenty-six weeks ended June 29, 2007 of $641.4 million increased 0.7% compared to $636.8 million for the same period in 2006.  Net income for the twenty-six weeks ended June 29, 2007 was $29.1 million, compared to net income of $30.1 million for the twenty-six weeks ended June 30, 2006.  Revenue for the twenty-six weeks ended June 29, 2007 was slightly higher than the comparable period due to the acquisition of SSC in April 2007.  Without the acquisition of SSC, revenues would have been 0.6% lower for the twenty-six weeks ended June 29, 2007 compared to the prior period.  We experienced a reduction in the demand for our services during the last half of 2006 that carried into the first quarter of 2007 associated with the slowing residential construction market and related periphery markets.  In response to the decline in demand, we scaled back the number of new branch openings in 2007 and have closed underperforming branches. Gross margin remained steady at 31.9% for the twenty-six weeks ended June 29, 2007 compared to 31.8% for the same period last year.  Lower workers’ compensation expense was offset by increased wage and pricing pressure.  The improvement in workers’ compensation expense is related to improvements in accident prevention and risk management.  Wage pressure to our temporary workers was heavily driven by numerous minimum wage increases.  While we have increased the bill rates to our customers for these pay increases, we have not passed through the full amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 24.8% of revenue for the twenty-six weeks ended June 29, 2007 compared to 24.1% for the same period in 2006.  The increase in SG&A as a percentage of revenue is largely due to the year-over-year revenue decline we experienced during the first quarter of 2007 creating a smaller revenue base in comparison with the fixed costs in our SG&A.

Net income was $0.41 per diluted share for the thirteen weeks ended June 29, 2007 compared to net income per diluted share of $0.35 for the thirteen weeks ended June 30, 2006.  Net income was $0.61 per diluted share for the twenty-six weeks ended June

Page - 18

29, 2007 compared to net income per diluted share of $0.56 for the same period in 2006.  The increase in net income per diluted share in both periods can be attributed to our share repurchases which have resulted in a decrease in our weighted average shares outstanding.  During the thirteen weeks ended June 29, 2007, we purchased approximately 0.9 million shares of our common stock for $18.1 million, including commissions.  In the first quarter of 2007 we purchased and retired 4.1 million shares of our common stock for $76.7 million, including commissions.  Since the beginning of 2006 we have purchased approximately 9.2 million shares of our common stock at a cost of $184 million, including commissions.

In addition to various state minimum wage increases that occurred earlier in the year, the federal minimum wage increased on July 24, 2007 from $5.15 per hour to $5.85.  In those instances where our temporary employees are making less than the minimum wage, we have increased their pay rates.  Similarly, our approach is to increase our customer bill rates to include the amount of any pay increase to our temporary employees as well as our standard markup on pay rates.  While we intend to pass the pay rate increases and our standard markup through to our customers, we have not been able to fully do so with the state minimum wage increases that occurred earlier this year.  Consequently, we may encounter similar difficulty in passing through our standard markup with federal minimum wage increases.

Results of Operations

Thirteen Weeks Ended June 29, 2007 Compared to Thirteen Weeks Ended June 30, 2006

The following table compares the operating results for the thirteen weeks ended June 29, 2007 and June 30, 2006 (in thousands):

	Thirteen Weeks Ended
	June 29, 2007	June 30, 2006	Percent Change
Revenue from services	$351,131	$339,777	3.3%
Cost of services	239,244	230,326	3.9%
Gross profit	111,887	109,451	2.2%
Selling, general and administrative expenses	81,902	79,509	3.0%
Depreciation and amortization	2,858	2,672	7.0%
Interest expense	(424)	(170)	149.4%
Interest and other income	2,862	3,171	(9.7%)
Income before tax expense	29,565	30,271	(2.3%)
Net income	$18,774	$18,616	0.8%

Branch Offices and Revenue from Services.  The number of branch offices increased to 932 at June 29, 2007.  We opened 8 branch offices, acquired 17 SSC branch offices and closed 6 branch offices during the thirteen weeks ended June 29, 2007. Revenue for the thirteen weeks ended June 29, 2007 increased 3.3% compared to the same quarter a year ago.  The change in revenue was made up of the following five components: (a) a 0.7% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a (1.1%) decline in revenue related to branches closed over the past twelve months, (c) a 2.4% increase due to the acquisition of SSC (d) a 1.0% increase in revenue from new branches opened less than one year and (e) a 0.3% increase from other miscellaneous factors.

Cost of Services and Gross Profit.  Cost of services was 68.1% of revenue for the thirteen weeks ended June 29, 2007 compared to 67.8% for the thirteen weeks ended June 30, 2006. Cost of services increased primarily due to the increase in wages paid to temporary workers.  The increase in temporary worker wages as a percentage of revenue is largely due to an increase in pay rates to our temporary workers as a result of various minimum wage increases in certain jurisdictions where we conduct business.  Nineteen U.S. states and five Canadian provinces increased minimum wages during the first half of 2007.  While we have increased the bill rates to our customers for these pay increases, we have not passed through the full amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions.  As a result, our average pay rate increased 4.3% while our average bill rate increased 2.6%.  This increase was partially offset by lower workers’ compensation costs.  Workers’ compensation costs for the thirteen weeks ended June 29, 2007 were approximately 5.1% of revenue compared to 5.7% in the thirteen weeks ended June 30, 2006. The improvement in workers’ compensation expense is related to a variety of accident prevention and risk management programs that have been implemented over the past several years.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 23.3% for the thirteen weeks ended June 29, 2007 compared to 23.4% for the thirteen weeks ended June 30, 2006.

Page - 19

SG&A is flat for the thirteen weeks ended June 29, 2007 compared to the prior period due to the leverage of fixed costs over the larger revenue base we experienced in comparison with the same quarter a year ago.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased to $2.9 million for the thirteen weeks ended June 29, 2007 from $2.7 million for the thirteen weeks ended June 30, 2006.  The increase is primarily due to additional amortization on intangible assets as a result of the SSC acquisition in April 2007.

Interest and Other Income, net. Interest and other income, net was $2.4 million for the thirteen weeks ended June 29, 2007 compared to $3.0 million for the thirteen weeks ended June 30, 2006.  During the thirteen weeks ended June 29, 2007 we used cash to purchase our common stock and for the acquisition of SSC which has resulted in a decrease in the amount of cash available for investment.

Income Tax Our effective tax rate on earnings for the thirteen weeks ended June 29, 2007 was 36.5%, compared to 38.5% for the thirteen weeks ended June 30, 2006.  The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results from state income taxes, federal tax credits, tax exempt interest income, and certain non-deductible expenses. The decrease in our effective tax rate reflects the tax benefit from the Work Opportunity Tax Credit that is in effect during 2007 but was not in effect at this same time in 2006.

We have a net deferred tax asset of approximately $12 million at June 29, 2007 resulting primarily from workers’ compensation reserves, contingent liabilities and allowance for doubtful accounts.  We assessed our past earnings history and trends, projected sales, expiration dates of loss carry forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income.

Results of Operations

Twenty-Six Weeks Ended June 29, 2007 Compared to Twenty-Six Weeks Ended June 30, 2006

The following table compares the operating results for the twenty-six weeks ended June 29, 2007 and June 30, 2006 (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2007	June 30, 2006	Percent Change
Revenue from services	$641,368	$636,844	0.7%
Cost of services	436,690	434,476	0.5%
Gross profit	204,678	202,368	1.1%
Selling, general and administrative expenses	159,278	153,733	3.6%
Depreciation and amortization	5,259	5,468	(3.8%)
Interest expense	(687)	(433)	58.7%
Interest and other income	6,406	6,180	3.7%
Income before tax expense	45,860	48,914	(6.2%)
Net income	$29,121	$30,082	(3.2%)

Branch Offices and Revenue from Services.  The number of branch offices increased to 932 at June 29, 2007.  We opened 15 branch offices, acquired 17 SSC branch offices and closed 12 branch offices during the twenty-six weeks ended June 29, 2007. Revenue for the twenty-six weeks ended June 29, 2007 increased 0.7% compared to the same period a year ago.  The change in revenue was made up of the following four components: (a) a (1.0%) decrease in same store branch revenue, defined as those branches opened one year or longer, (b) a (1.1%) decline in revenue related to branches closed over the past twelve months, (c) a 1.3% increase due to the acquisition of SSC (d) a 1.3% increase in revenue from new branches opened less than one year and (e) a 0.2% increase from other miscellaneous factors.  We have scaled back the number of new branch openings and have closed underperforming branches in response to the slower economic conditions we have experienced during the last half of 2006 and into 2007.

Cost of Services and Gross Profit.  Cost of services was 68.1% of revenue for the twenty-six weeks ended June 29, 2007 compared to 68.2% for the twenty-six weeks ended June 30, 2006. Workers’ compensation costs for the twenty-six weeks ended June 29, 2007 were approximately 5.1% of revenue compared to 5.9% in the twenty-six weeks ended June 30, 2006. The improvement in workers’ compensation expense is related to a variety of accident prevention and risk management programs that

Page - 20

have been implemented over several years.  The decrease in workers’ compensation costs was partially offset by an increase in wages paid to temporary workers.  Nineteen U.S. states and five Canadian provinces increased minimum wages during the first half of 2007. While we have increased the bill rates to our customers for these pay increases, we have not passed through the full amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions.  As a result, our average pay rate increased 4.0% while our average bill rate increased 2.6%.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 24.8% for the twenty-six weeks ended June 29, 2007 compared to 24.1% for the twenty-six weeks ended June 30, 2006.  The increase in SG&A as a percentage of revenue is largely due to the year-over-year revenue decline we experienced during the first quarter of 2007 creating a smaller revenue base in comparison with the fixed costs in our SG&A.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses decreased to $5.3 million for the twenty-six weeks ended June 29, 2007 from $5.5 million for the twenty-six weeks ended June 30, 2006.  The decrease in the current year is primarily the result of certain intangible assets becoming fully amortized during 2006 offset by additional amortization on intangible assets as a result of the SSC acquisition in April 2007.

Income Tax Our effective tax rate on earnings for the twenty-six weeks ended June 29, 2007 was 36.5%, compared to 38.5% for the twenty-six weeks ended June 30, 2006.  The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results from state income taxes, federal tax credits, tax exempt interest income, and certain non-deductible expenses. The decrease in our effective tax rate reflects the tax benefit from the Work Opportunity Tax Credit that is in effect during 2007 but was not in effect at this same time in 2006.

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

Workers’ Compensation Reserves. We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses.  These estimates are impacted by items that have been reported but not settled, and items that have been incurred but not reported.  This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. We evaluate the reserve quarterly throughout the year and make adjustments accordingly.  If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

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

Page - 21

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

Income Taxes and Related Valuation Allowances.  We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.  As required under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS No. 109”), and related interpretations, we measure these expected future tax consequences based upon tax law as currently enacted; the effects of future changes in tax laws are not anticipated.  Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations.  We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of SFAS No. 109, at the beginning of our 2007 fiscal year.  The estimation process utilized in quantifying income tax positions includes inherent uncertainty.  For tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement.  Our estimate assumes the taxing authority has all relevant information and includes interest and penalties where applicable.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operating Activities

Net cash provided by operating activities was $42.0 million for the twenty-six weeks ended June 29, 2007.  Net income totaled $29.1 million for the twenty-six weeks ended June 29, 2007.  Cash provided by operating assets and liabilities includes increases in income taxes payable due to timing of estimated tax payments and decreases in other assets due to expensing of prepaid insurance premiums.  These amounts were offset by an increase in accounts receivable associated with the seasonal aspect of our business as we enter warmer weather months.

Cash Flows from Investing Activities

Net cash used in investing activities was flat for the twenty-six weeks ended June 29, 2007.  Cash used in investing activities included the purchase of SSC in April 2007 for $26.4 million, net of cash acquired and capital expenditures primarily associated with investments in technology projects.  These outflows were primarily offset by cash provided by investing activities for net maturities of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities was $92.1 million for the twenty-six weeks ended June 29, 2007.  Under our authorized share repurchase program, we purchased and retired 5.0 million shares of our common stock during the twenty-six weeks ended June 29, for $94.8 million, including commissions.  As of June 29, 2007 we had $93.0 million of common stock available to us for future repurchases under the current authorization.

Page - 22

Capital Resources

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of June 29, 2007, our margin was 0.50% and our unused capacity fee was 0.15%.  At June 29, 2007, we had $38.2 million of letters of credit issued against that borrowing capacity leaving us with $41.8 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts as well as cash deposits held by our insurance carriers.  At June 29, 2007 we had restricted cash in our Workers’ Assurance Program totaling $142.7 million.  Of this cash, $138.3 million was committed to insurance carriers leaving $4.4 million available for future needs.

We believe that cash provided from our current and future operations and current and future capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

We provide workers’ compensation insurance for our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually.  Our current coverage with American International Group, Inc. (“AIG”) is for occurences during the period from July 2007 through July 2008.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. In connection with the renewal of our policy, insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they become responsible should we become insolvent.  Such amounts can increase or decrease independent of our assessments and reserves.

At June 29, 2007 and December 29, 2006 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	June 29,	December 29,
	2007	2006
Workers’ Assurance Program - committed collateral (1)	$138.3	$138.7
Letters of credit	38.2	45.5
Surety bonds (2)	17.0	17.6
Other cash–backed instruments	0.6	0.6
Total Collateral Commitments	$194.1	$202.4

(1) We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.

Page - 23

(2) We had $3.9 million and $3.8 million of restricted cash collateralizing our surety bonds at June 29, 2007 and December 29, 2006, respectively.

Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but do not exceed 2.0% of the bond amount, subject to a minimum charge.  The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

Our Workers’ Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers.  The fees related to those instruments subject to an annual fee were approximately 0.57% as of June 29, 2007.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	June 29,	December 29,
	2007	2006

Ending workers’ compensation reserve:	$192.3	$189.4
a) Discount on reserves	43.2	41.3
b) Timing of collateral release with prior providers	-	13.0
c) Collateral posted with current provider in comparison to obligation incurred	(18.2)	(19.4)
d) Reserves for claims above our deductible (“excess claims”), net of discount	(23.2)	(21.9)

Total Collateral Commitments	$194.1	$202.4

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

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Throughout the year, management quarterly reviews and evaluates the adequacy of reserves for prior periods.  We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses.  Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  Our claims reserves are discounted to their estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims.  At June 29, 2007 our reserves are discounted at rates ranging from 4.35% to 6.00%.

Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuaries, appropriate discount rates and estimated payment patterns.  Factors that have caused our estimated losses for prior years to change include, among other things, (a) inflation of medical and indemnity costs at a rate higher than originally anticipated, (b) regulatory and legislative developments that have increased benefits and settlement requirements in several states, (c) a different mix of business than previously anticipated, (d) the impact of safety initiatives implemented, and (e) positive or adverse development of claim reserves.

Page - 24

The following table provides an analysis of changes in our workers’ compensation claims reserves (in thousands).  Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.

	(Amounts in Thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Beginning balance	$187,847	$173,332	$189,435	$167,859

Self-insurance reserve expense
Expenses related to current year (net of discount)	16,383	16,919	29,663	32,969
Change related to prior years (net of discount) (1)	(3,560)	(2,369)	(9,337)	(4,991)
Total	12,823	14,550	20,326	27,978

Amortization of prior years’ discount (1)	161	211	938	899

Payments
Payments related to current year claims	(2,139)	(2,108)	(2,697)	(2,634)
Payments related to claims from prior years	(8,123)	(8,277)	(18,206)	(17,700)
Total	(10,262)	(10,385)	(20,903)	(20,334)

Net change in excess claims reserve	445	611	1,218	1,917
SSC liability assumed, net of discount	1,275	-	1,275	-

Ending balance	192,289	178,319	192,289	178,319
Less current portion	49,943	46,587	49,943	46,587
Long-term portion	$142,346	$131,732	$142,346	$131,732

(1) We had previously included all amortization of discount related to reserves established in prior years in the “Amortization of prior years’ discount” line in the table above. This line included the amortization of discount related to any changes in prior years’ reserve as well as amortization of discount related to the passage of time. We have since modified our disclosure to include the amortization of discount related to any changes in prior years’ reserve in the “Change related to prior years (net of discount)” line above. We believe this provides more clarity on the impact, net of discount, to our financial results from any changes related to reserves established in prior years.

Other

Included in cash and cash equivalents at June 29, 2007 and December 29, 2006 is cash held within branch CDMs for payment of temporary payrolls in the amount of $15.9 million and $19.6 million, respectively.

Our capital expenditures were $11.1 million and $7.1 million for the twenty-six weeks ended June 29, 2007 and June 30, 2006, respectively.  The increase over the prior year period is primarily due to expenditures for technology projects.  We anticipate total capital expenditures for 2007 to be approximately $15 million.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.  There were no material changes outside the ordinary course of business in our contractual obligations during the twenty-six week period ended June 29, 2007.

Page - 25

The following table provides a summary of our contractual obligations as of June 29, 2007 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2007	2008 through 2009	2010 through 2011	2012 and later
Capital lease obligations (1)	$364	$166	$198	$—	$—
Operating leases (2)	22,997	3,590	10,408	5,728	3,271
Purchase obligations (3)	5,571	4,286	1,285	—	—
Other long-term obligations (4)	8,018	1,510	6,018	490	—
Other cash obligations (5)	8,665	8,665	—	—	—

Total Contractual Cash Obligations	$45,615	$18,217	$17,909	$6,218	$3,271

(1)       Primarily consists of payments on computer equipment and technology commitments.

(2)       Excludes all payments related to branch leases cancelable by either party to the lease within 90 days.

(3)       Binding purchase orders for goods or services outstanding at June 29, 2007.

(4)       Primarily consists of voice and data service contracts and licensing agreements.

(5)       Premiums primarily related to workers’ compensation policy year ended July 1, 2008.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash.  Our insurance carrier annually assesses the amount of collateral it will require from us relative to our workers’ compensation obligation.  At this time, our insurance carrier has not yet informed us of any additional collateral they might require for the remainder of 2007.  The amounts of cash available for future restriction are subject to our borrowing capacity under the Revolving Credit Facility and cash available at the time of the restriction.  The following table provides a summary of our estimated collateral obligations and the collateral capacity available to us as of June 29, 2007 (in thousands):

Revolving Credit Facility-Capacity	$80,000
Revolving Credit Facility-Committed	(38,219)
Revolving Credit Facility-Available Capacity	41,781
Cash and cash equivalents	58,685
Marketable securities	50,397
Total Remaining Collateral Capacity	$150,863

Page - 26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  As of June 29, 2007, our purchased investments included in cash and cash equivalents had a duration of less than 90 days.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2006 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of June 29, 2007, our marketable securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2006 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a -15(e)).  Based on this evaluation, our CEO and our CFO concluded that, as of June 29, 2007, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  During the thirteen weeks ended June 29, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 27

PART II.  Other Information

Item 1.        Legal Proceedings

See Note 9 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for fiscal 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 29, 2007.

Under our authorized share repurchase program, we purchased and retired 5.0 million shares of our common stock during the twenty-six weeks ended June 29, 2007 for a total amount of $94.8 million, including commissions.  As of June 29, 2007 we had $93.0 million of common stock available to us for future repurchases under the current authorization.  We purchased and retired 2.2 million shares of our common stock for a total amount of $51.8 million during the twenty-six week period ended June 30, 2006.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs (1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end

3/31/07 through 4/27/07	614,037	$18.00	612,800	$100.0 million
4/28/07 through 5/25/07	2,444	$22.39	—-	$100.0 million
5/26/07 through 6/29/07	316,010	$22.71	309,174	$93.0 million
Total	932,491	$19.60	921,974

(1)

During the thirteen weeks ended June 29, 2007, we purchased 10,517 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

Item 3.        Defaults Upon Senior Securities

None.

Page - 28

Item 4.        Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 16, 2007, the following proposals were adopted by the margins indicated:

PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Steven C. Cooper, Keith D. Grinstein, Thomas E. McChesney, Gates McKibbin, Joseph P. Sambataro, Jr., William W. Steele, Robert J. Sullivan and Craig E. Tall.  Each of these nominees was elected or reelected to serve for a one year term, by the following margins of votes:

Nominees	For	Withheld
Steven C. Cooper	39,802,008	2,625,491
Keith D. Grinstein	39,144,083	3,283,416
Thomas E. McChesney	39,784,532	2,642,967
Gates McKibbin	39,904,424	2,523,075
Joseph P. Sambataro, Jr.	39,803,748	2,623,751
William W. Steele	39,879,466	2,548,033
Robert J. Sullivan	39,812,732	2,614,767
Craig E. Tall	39,906,594	2,520,905

PROPOSAL 2: Ratification of the selection of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending December 28, 2007.

For	Against	Abstain
42,380,827	20,720	25,952

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

Page - 29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Steven C. Cooper	8/2/07
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer
and President

/s/ Derrek L. Gafford	8/2/07
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive
Vice President

Page - 30