Form 10-Q
period 2007-09-28
LABOR READY INC
filed 2007-11-01
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2007

or

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

As of October 26, 2007, there were 43,952,577 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

LABOR READY, INC.

Page - 2

PART I. Financial Information

Item 1.   Financial Statements

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands

ASSETS

	September 28,	December 29,
	2007	2006
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$55,884	$107,944
Marketable securities	10,697	91,510
Accounts receivable	160,607	125,282
Allowance for doubtful accounts	(7,098)	(5,109)
Prepaid expenses, deposits and other	17,353	15,651
Income tax receivable	-	2,229
Deferred income taxes	12,268	2,251

Total current assets	249,711	339,758

PROPERTY AND EQUIPMENT:
Buildings and land	23,444	21,505
Computers and software	52,068	39,341
Cash dispensing machines	14,401	14,280
Furniture and equipment	10,211	8,345
	100,124	83,471
Less accumulated depreciation and amortization	57,465	51,522

Property and equipment, net	42,659	31,949

OTHER ASSETS:
Restricted cash and other assets	142,922	143,731
Deferred income taxes	1,302	6,972
Goodwill	53,231	37,364
Other assets, net	36,681	32,532

Total other assets	234,136	220,599

Total assets	$526,506	$592,306

See accompanying notes to consolidated financial statements

Page - 3

LABOR READY, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Par Values)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 28,	December 29,
	2007	2006
	(Unaudited)

CURRENT LIABILITIES:
Accounts payable	$26,095	$22,653
Accrued wages and benefits	25,950	25,596
Current portion of workers’ compensation claims reserve	51,909	52,229
Income tax payable	5,992	-
Other current liabilities	255	907

Total current liabilities	110,201	101,385

LONG-TERM LIABILITIES:
Workers’ compensation claims reserve, less current portion	144,826	137,206
Other non-current liabilities	1,654	1,197

Total long-term liabilities	146,480	138,403

Total liabilities	256,681	239,788

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	--	--
Common stock, no par value, 100,000 shares authorized; 43,941 and 50,637 shares issued and outstanding	1	76,372
Cumulative foreign currency translation adjustment, net of tax	4,264	2,717
Cumulative unrealized gain on marketable securities	3	11
Retained earnings	265,557	273,418

Total shareholders’ equity	269,825	352,518

Total liabilities and shareholders’ equity	$526,506	$592,306

See accompanying notes to consolidated financial statements

Page - 4

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF INCOME

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Revenue from services	$390,672	$374,126	$1,032,040	$1,010,970

Cost of services	265,168	253,262	701,858	687,738
Gross profit	125,504	120,864	330,182	323,232

Selling, general and administrative expenses	89,077	81,790	248,355	235,523
Depreciation and amortization	3,402	2,441	8,661	7,909
Income from operations	33,025	36,633	73,166	79,800

Interest expense	(116)	(149)	(803)	(582)
Interest and other income	2,620	3,167	9,026	9,347
Interest and other income, net	2,504	3,018	8,223	8,765

Income before tax expense	35,529	39,651	81,389	88,565

Income tax	12,806	14,823	29,545	33,655

Net income	$22,723	$24,828	$51,844	$54,910

Net income per common share:
Basic	$0.51	$0.48	$1.12	$1.04
Diluted	$0.51	$0.48	$1.11	$1.03

Weighted average shares outstanding:
Basic	44,487	51,690	46,484	52,882
Diluted	44,784	52,009	46,775	53,361

See accompanying notes to consolidated financial statements

Page - 5

LABOR READY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,844	$54,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,661	7,909
Provision for doubtful accounts	7,543	5,445
Deferred income taxes	(4,458)	(8,993)
Stock-based compensation	5,457	5,129
Excess tax benefits from stock-based compensation	(1,293)	(3,741)
Other operating activities	105	423
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(34,904)	(27,366)
Income taxes	10,829	5,798
Other assets	298	(6,559)
Accounts payable	1,696	(3,708)
Accrued wages and benefits	(342)	529
Workers’ compensation claims reserve	5,621	17,568
Other current liabilities	-	(38)
Net cash provided by operating activities	51,057	47,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,311)	(10,141)
Purchases of marketable securities	(146,901)	(59,410)
Maturities of marketable securities	227,706	57,771
Purchase of Skilled Services Corporation, net of cash acquired	(26,456)	-
Change in restricted cash and other assets	809	284
Other	(167)	(167)
Net cash provided by (used in) investing activities	38,680	(11,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(148,233)	(59,865)
Net proceeds from sale of stock through options and employee benefit plans	4,092	3,385
Excess tax benefits from stock-based compensation	1,293	3,741
Payments on debt	(842)	(1,013)
Net cash used in financing activities	(143,690)	(53,752)
Effect of exchange rates on cash	1,893	985
Net change in cash and cash equivalents	(52,060)	(17,124)
CASH AND CASH EQUIVALENTS, beginning of period	107,944	82,155
CASH AND CASH EQUIVALENTS, end of period	$55,884	$65,031

See accompanying notes to consolidated financial statements

Page - 6

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 29, 2006. Operating results for the thirty-nine week period ended September 28, 2007 are not necessarily indicative of the results that may be expected for the year ending December 28, 2007.

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

Share repurchases

Share repurchases are not displayed separately as treasury stock on the Consolidated Balance Sheets in accordance with the Washington Business Corporation Act, which requires the retirement of repurchased shares.  As a result, shares of our common stock that we repurchase are retired immediately.  It is our accounting policy to first record these repurchases as a reduction to our Common stock account.  Once the Common stock account has been reduced to a nominal balance, remaining repurchases are recorded as a reduction to our Retained earnings account.  See Note 10 for further discussion of share repurchases.

Shares outstanding

Shares outstanding for reportable purposes include shares of unvested restricted stock.  As of September 28, 2007, 0.6 million shares of unvested restricted stock were included in reportable shares outstanding.  Shares of unvested restricted stock are excluded from our calculation of basic net income per common share, but their dilutive impact is added back in the calculation of diluted net income per common share.

New accounting pronouncements

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on December 30, 2006, the first day of our 2007 fiscal year.  See Note 11 for further discussion.

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

Page - 7

to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not anticipate the adoption of SFAS No. 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2: BUSINESS COMBINATIONS

On April 30, 2007, pursuant to a Stock Purchase Agreement, we acquired all of the stock of Skilled Services Corporation (“SSC”), a privately-held Florida corporation, for $26.5 million, net of cash acquired.    Founded in 1993, SSC is a skilled construction trades staffing provider.  At the date of purchase, SSC operated 17 locations in Florida, Texas, Arizona, California, Colorado, and North Carolina.  Goodwill recognized as a result of the SSC acquisition totaled $15.8 million, of which $13.7 million is deductible for tax purposes.

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

The following is a summary of restricted cash and other assets (in millions):

	September 28, 2007	December 29, 2006
Workers’ Assurance Program – committed collateral	$132.8	$138.7
Cash collateralizing surety bonds	4.0	3.8
Workers’ Assurance Program – uncommitted cash	4.5	0.5
Other	1.6	0.7
Total Restricted Cash and Other Assets	$142.9	$143.7

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

Our valuation allowance against receivables from Troubled Insurance Companies as of September 28, 2007 and December 29, 2006 is $5.4 million and $2.5 million, respectively.  Total discounted receivables from insurance companies, net of related valuation allowance, as of September 28, 2007 and December 29, 2006 are $15.0 million and $16.6 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

Page - 8

We also record a receivable for other matters where we expect reimbursement from our insurance company.  Included in Prepaid expenses, deposits and other in the accompanying Consolidated Balance Sheets at September 28, 2007 is a receivable from our insurance company of $1.2 million in connection with certain litigation.

NOTE 5: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill, which are included in Other assets, net in the Consolidated Balance Sheets (in thousands):

	September 28, 2007	December 29, 2006
Amortizable intangible assets:
Trade name/trademarks	$600	$400
Customer relationships	18,600	11,600
Non-compete agreements	2,100	1,600
	21,300	13,600
Less accumulated amortization	7,785	5,726
Total amortized intangible assets, net	$13,515	$7,874

Unamortizable intangible assets:
Trade name/trademarks	$6,500	$6,500
Total unamortizable intangible assets	$6,500	$6,500

Intangible assets other than Goodwill recorded as a result of the SSC acquisition in April 2007 totaled $7.7 million.  Intangible assets other than Goodwill are amortized using the straight line method over their estimated useful lives.  Amortization expense of our amortizable intangible assets was $0.9 million for the thirteen weeks ended September 28, 2007 and $0.6 million for the thirteen weeks ended September 29, 2006.  Amortization expense of our amortizable intangible assets was $2.1 million for the thirty-nine weeks ended September 28, 2007 and $2.1 million for the thirty-nine weeks ended September 29, 2006.

The following table provides estimated amortization expense of intangible assets other than Goodwill for the next five years and thereafter (in thousands):

Remainder of 2007	$868
2008	3,175
2009	3,075
2010	3,025
2011	2,892
Thereafter	480
$13,515

Goodwill totaled $53.2 million at September 28, 2007 and $37.4 million at December 29, 2006.  Goodwill at September 28, 2007 included $15.8 million recorded as a result of the SSC acquisition in April 2007; $31.0 million recorded as a result of the CLP Resources acquisition in 2005 and $6.4 million recorded as a result of the Spartan Staffing acquisition in 2004.

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

Page - 9

without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using  discount rates based on average returns of “risk-free” Treasury instruments, which are evaluated on a quarterly basis.  At September 28, 2007, our reserves are discounted at rates ranging from 4.39% to 6.01%.  Included in the accompanying Consolidated Balance Sheets as of September 28, 2007 and December 29, 2006 are discounted workers’ compensation claims reserves in the amounts of $196.7 million and $189.4 million, respectively.

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

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums, any changes in the valuation allowance related to receivables from Troubled Insurance Companies as described in Note 4 and other miscellaneous expenses. Workers’ compensation expense totaling $18.3 million and $21.3 million was recorded for the thirteen weeks ended September 28, 2007 and September 29, 2006, respectively.  Workers’ compensation expense totaling $50.7 million and $58.9 million was recorded for the thirty-nine weeks ended September 28, 2007 and September 29, 2006, respectively.

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

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented.  Commencing with fiscal year 2006, post SFAS No. 123R adoption, anti-dilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter.  The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our calculation were 0.5 million during the thirteen weeks ended September 28, 2007 and 0.6 million during the thirteen weeks ended September 29, 2006.  The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our calculation were 0.6 million during the thirty-nine weeks ended September 28, 2007 and 0.4 million during the thirty-nine weeks ended September 29, 2006.

The following tables present the calculation of Net income per common share- Basic and Diluted (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006

Net income	$22,723	$24,828	$51,844	$54,910

Weighted average number of common shares used in basic net income per common share	44,487	51,690	46,484	52,882
Dilutive effect of outstanding stock options and non-vested restricted stock	297	319	291	479
Weighted average number of common shares used in diluted net income per common share	44,784	52,009	46,775	53,361

Net income per common share:
Basic	$0.51	$0.48	$1.12	$1.04
Diluted	$0.51	$0.48	$1.11	$1.03

Page - 10

The decrease in weighted average shares year over year is primarily due to our share repurchase program.  See Note 10 for further discussion.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of September 28, 2007, our margin was 0.50% and our unused capacity fee was 0.15%.  At September 28, 2007, we had $33.9 million of letters of credit issued against that borrowing capacity leaving us with $46.1 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

Workers’ Compensation Commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Revolving Credit Facility bear fluctuating annual fees, which were approximately 0.55% of the principal amount of the letters of credit outstanding as of September 28, 2007.  The letters of credit issued related to our Workers’ Assurance Program bear fluctuating annual fees, which were approximately 0.58% of the principal amount of the letters of credit outstanding as of September 28, 2007.  The surety bonds bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge.

At September 28, 2007 and December 29, 2006 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	September 28,	December 29,
	2007	2006
Workers’ Assurance Program - committed collateral	$132.8	$138.7
Letters of credit	33.9	45.5
Surety bonds (1)	16.9	17.6
Other cash–backed instruments	1.1	0.6
Total Collateral Commitments	$184.7	$202.4

(1) We had $4.0 million and $3.8 million of restricted cash collateralizing our surety bonds at September 28, 2007 and December 29, 2006, respectively.

Legal Contingencies and Developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety.  From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We have established reserves for our contingent legal and regulatory liabilities in the amount of $5.9 million at September 28, 2007 and $6.6 million at December 29, 2006. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

Page - 11

On July 29, 2002, Marisol Balanderan and 55 other plaintiffs filed an action against us and one of our customers in California State Court, Los Angeles County.  The plaintiffs are temporary employees and job applicants who seek unquantified compensatory and punitive damages based on allegations that they were subjected to discrimination in dispatch to jobs on the basis of their female gender, throughout a period from September 2001 through January 2002. On April 26, 2007, the parties entered into a settlement agreement which resolved all outstanding claims.  On August 6, 2007, the Court issued final approval of the settlement.  All amounts related to settlement are accounted for in our established reserves for our contingent legal and regulatory liabilities.

On July 16, 2003, Alecia Recio, Elizabeth Esquivel, Debbie Owen and Barry Selbts, each a current or former Labor Ready employee, jointly filed an action in United States District Court for the Central District of California, alleging failure to pay overtime under state and federal law and seeking unspecified damages and certification of a class of similarly situated employees (this matter now includes the claims of Scott Romer and Shawna Clark previously pursued in a separate action). On September 23, 2003, the court dismissed the case for improper venue. On October 1, 2003, Recio re-filed her case in California State Court, Los Angeles County, seeking similar relief on behalf of Labor Ready employees employed in the State of California.  On December 14, 2006 the Court denied our motion to transfer venue to the United States District Court for the Western District of Washington.  The case went to mediation on September 27, 2007 and on October 12, 2007.  Subsequently, the parties entered into a settlement which resolved all claims.  The settlement is subject to court approval.  All amounts related to settlement are accounted for in our established reserves for our contingent legal and regulatory liabilities.

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We disputed the Division’s position that we provide taxable services under New Jersey law and filed an administrative protest.  The administrative protest was handled internally by the Division and did not involve any outside or independent governmental bodies.  On September 19, 2006, the Division issued a final determination increasing the amount that we allegedly owe for delinquent sales taxes, penalties and interest to $8.1 million.  Interest continues to accrue on this amount.  We have now sought independent review of this determination by filing a complaint with the Tax Court of New Jersey on December 15, 2006.  A trial date had previously been set for October 10, 2007.  The Tax Court of New Jersey has postponed the trial date to a date to be determined.  This matter is currently in the discovery phase.

NOTE 9: STOCK BASED COMPENSATION

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

Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended September 28, 2007 was $1.5 million, before income taxes, compared to total stock-based compensation expense for the thirteen weeks ended September 29, 2006 of $1.2 million, before income taxes. Total stock-based compensation expense recognized in the consolidated financial statements for the thirty-nine weeks ended September 28, 2007 was $5.5 million, before income taxes, compared to total stock-based compensation expense for the thirty-nine weeks ended September 29, 2006 of $5.1 million, before income taxes.

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

Page - 12

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Thirty-nine Weeks Ended
	September 28,	September 29,
	2007	2006
Expected life (in years)	3.48	3.48
Expected volatility	40.5%	43.5%
Risk-free interest rate	4.9%	4.3%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$6.74	$7.80

Stock option activity follows (shares in thousands):

	Thirty-nine Weeks Ended September 28, 2007
	Shares	(1) Price
Outstanding at beginning of period	1,207	$13.93
Granted	257	$18.98
Exercised	(351)	$9.75
Forfeited	(31)	$11.58
Expired	(17)	$15.98

Outstanding at the end of the period	1,065	$16.57

Exercisable at the end of the period	575	$15.20

(1) Weighted average exercise price.

As of September 28, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.3 million, which is expected to be recognized over a weighted average period of 1.8 years through 2011.

Restricted Stock

Restricted stock is granted to certain key employees and vests over periods ranging from three to four years.  A retention period following vesting of two to four years is in place for a certain percentage of shares granted to executive officers.  The shares are not subject to forfeiture during the retention period and cannot be sold.  Compensation cost of restricted stock is calculated based on the grant-date market value.  We recognize compensation cost on a straight line basis over the vesting period for the awards that are expected to vest.

Restricted stock activity follows (shares in thousands):

	Thirty-nine Weeks Ended September 28, 2007
	Shares	(1) Price
Nonvested at beginning of period	467	$19.89
Granted	355	$20.04
Vested	(153)	$18.95
Forfeited	(47)	$19.76

Nonvested at the end of the period	622	$20.21

(1) Weighted average market price on grant date.

Page - 13

As of September 28, 2007, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $10.4 million, which is expected to be recognized over a weighted average period of 1.8 years through 2011.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  Under the Plan, 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.4 million shares have been issued and 0.5 million shares remain available for future issuance.  The ESPP expires on June 30, 2008. During the thirty-nine weeks ended September 28, 2007 and September 29, 2006, participants purchased 63,000 and 60,000 shares in the ESPP for cash proceeds of $1.1 million and $1.1 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan.  The requisite service period is one month and begins on the enrollment date and ends on the purchase date.

NOTE 10: STOCK REPURCHASE

Under our authorized share repurchase program, we purchased and retired 7.5 million shares of our common stock during the thirty-nine weeks ended September 28, 2007 for a total amount of $148.2 million, including commissions.  As of September 28, 2007 we had $39.6 million worth of common stock available to us for future repurchases under the current authorization.  Under our authorized share repurchase program, we purchased and retired 2.7 million shares of our common stock for a total amount of $59.9 million during the thirty-nine week period ended September 29, 2006.

NOTE 11: INCOME TAXES

We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year.  At adoption our liability for unrecognized tax benefits was $1.9 million, including interest and penalties. As of September 28, 2007 there have been no material changes in our measurement of identified income tax positions.  We do not expect that our liability for unrecognized tax benefits will significantly change within 12 months of the current period end.

We recognize interest and penalties related to uncertain tax positions in Income tax expense.  Amounts for accrued interest and penalties were not material.

In general, the tax years 2002-2006 remain open to examination by the major taxing jurisdictions where we conduct business.

NOTE 12: COMPREHENSIVE INCOME

Our comprehensive income is made up of net income, foreign currency translation adjustment, net of tax and unrealized gain or loss on marketable securities.  The following is a summary of comprehensive income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Net income	$22,723	$24,828	$51,844	$54,910
Other comprehensive income:
Foreign currency translation adjustment, net of tax	1,264	(14)	1,547	498
Unrealized gain (loss) on marketable securities	5	26	(8)	41
Other comprehensive income	1,269	12	1,539	539
Comprehensive income	$23,992	$24,840	$53,383	$55,449

Page - 14

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

Executive Overview

Labor Ready is an international provider of blue-collar staffing with three business lines including general labor, light industrial, and skilled trades. We operate under the brand names of Labor Ready for our general labor business line; Spartan Staffing for our light industrial business line; and CLP Resources for our skilled trades business line.  Our customers are primarily small to mid-sized businesses in various industries.  Annually, we serve more than 300,000 customers and put approximately 600,000 people to work.  At the end of September 28, 2007 we had 919 branches located in all 50 of the United States, Canada, Puerto Rico and the United Kingdom.

Revenue for the thirteen weeks ended September 28, 2007 of $390.7 million increased 4.4% compared to $374.1 million for the same period in 2006.  Net income for the thirteen weeks ended September 28, 2007 of $22.7 million decreased 8.5% compared to net income of $24.8 million for the same period in 2006.  The increase in revenue was primarily the result of the acquisition of Skilled Services Corporation (“SSC”) in April 2007 and, to a lesser extent, organic growth from existing business lines.  Gross margin decreased to 32.1% for the thirteen weeks ended September 28, 2007 compared to 32.3% for the same period last year.  The decrease in gross margin was primarily due to an increase in temporary worker wages as a percentage of revenue offset by a decrease in workers’ compensation expense.  The increase in temporary worker wages as a percentage of revenue is largely due to an increase in pay rates to our temporary workers as a result of various statutory minimum wage increases.  While we have increased the bill rates to our customers for these pay increases, we have not yet fully passed through the amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions.  The improvement in workers’ compensation expense is related to a variety of accident prevention and risk management programs that have been implemented over several years.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 22.8% of revenue for the thirteen weeks ended June 29, 2007 compared to 21.9% for the same period in 2006.  The increase in SG&A as a percentage of revenue during the current year period is primarily due to expenses related to closed branches, expenses related to new branches opened during the past 12 months and sales development costs. In response to the continued decline in demand in industrial staffing, we have scaled back the number of new branch openings in 2007 and have closed underperforming branches.

Revenue for the thirty-nine weeks ended September 28, 2007 of $1.03 billion increased 2.1% compared to $1.01 billion for the same period in 2006.  Net income for the thirty-nine weeks ended September 28, 2007 of $51.8 million decreased 5.6% compared to net income of $54.9 million for the same period in 2006.  Revenue for the thirty-nine weeks ended September 28, 2007 was slightly higher than the comparable period due to the acquisition of SSC in April 2007. Organic growth from our core operations was nearly flat due to negative same branch revenue trends earlier in the year and an increase in lost revenue from branch closures that continued through the thirty-nine week period.  Gross margin remained steady at 32.0% for the thirty-nine weeks ended September 28, 2007 compared to 32.0% for the same period last year.  Lower workers’ compensation expense was offset by increased wage and pricing pressure.  The improvement in workers’ compensation expense is primarily due to improvements in accident prevention and risk management.  Wage pressure to our temporary workers was heavily driven by numerous statutory minimum wage increases.  While we have increased the bill rates to our customers for these pay increases, we have not yet fully passed through the amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 24.1% of revenue for the thirty-nine weeks ended September 28, 2007 compared to 23.3% for the same period in 2006.  The increase in SG&A as a percentage of revenue is largely due to lack of organic revenue growth, expenses related to newly opened branches, branch closure costs, and sales development expenses.

Page - 15

Net income was $0.51 per diluted share for the thirteen weeks ended September 28, 2007 compared to net income per diluted share of $0.48 for the thirteen weeks ended September 29, 2006.  Net income was $1.11 per diluted share for the thirty-nine weeks ended September 28, 2007 compared to net income per diluted share of $1.03 for the same period in 2006.  The increase in net income per diluted share in both periods can be attributed to our share repurchases which have resulted in a decrease in our weighted average shares outstanding.  During the thirteen weeks ended September 28, 2007, we purchased approximately 2.5 million shares of our common stock for $53.4 million, including commissions.  Since the beginning of 2006 we have purchased approximately 11.7 million shares of our common stock at a cost of $237.0 million, including commissions.

In addition to various state minimum wage increases that occurred earlier in the year, the federal minimum wage increased on July 24, 2007 from $5.15 per hour to $5.85.  In those instances where our temporary employees are making less than the minimum wage, we have increased their pay rates.  Similarly, our approach is to increase our customer bill rates to include the amount of any pay increase to our temporary employees as well as our standard markup on pay rates.  While we intend to pass the pay rate increases and our standard markup through to our customers, we have not been able to fully do so with all statutory minimum wage increases.  Consequently, we may encounter similar difficulty in passing through our standard markup with future minimum wage increases.

Results of Operations

Thirteen Weeks Ended September 28, 2007 Compared to Thirteen Weeks Ended September 29, 2006

The following table compares the operating results for the thirteen weeks ended September 28, 2007 and September 29, 2006 (in thousands):

	Thirteen Weeks Ended
	September 28, 2007		September 29, 2006		Change from 2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue from services	$390,672	100.0%	$374,126	100.0%	$16,546	4.4%
Cost of services	265,168	67.9%	253,262	67.7%	11,906	4.7%
Gross profit	125,504	32.1%	120,864	32.3%	4,640	3.8%
SG&A expenses	89,077	22.8%	81,790	21.9%	7,287	8.9%
Depreciation and amortization	3,402	0.9%	2,441	0.7%	961	39.4%
Interest expense	(116)	(0.0%)	(149)	(0.0%)	(33)	(22.1%)
Interest and other income	2,620	0.7%	3,167	0.8%	(547)	(17.3%)
Income before tax expense	35,529	9.1%	39,651	10.6%	(4,122)	(10.4%)
Net income	$22,723	5.8%	$24,828	6.6%	$(2,105)	(8.5%)

Branch Offices and Revenue from Services.  The number of branch offices decreased to 919 at September 28, 2007.  We opened 6 branch offices and closed 19 branch offices during the thirteen weeks ended September 28, 2007. We also announced plans to close 16 branches during the thirteen week period ending December 28, 2007. Revenue for the thirteen weeks ended September 28, 2007 increased 4.4% compared to the same quarter a year ago.  The change in revenue was made up of the following five components: (a) a 1.2% increase in same store branch revenue, defined as those branches opened one year or longer, (b) a (1.4%) decline in revenue related to branches closed over the past twelve months, (c) a 3.0% increase due to the acquisition of SSC (d) a 1.1% increase in revenue from new branches opened less than one year and (e) a 0.5% increase from other miscellaneous factors.

Cost of Services and Gross Profit.  Cost of services was 67.9% of revenue for the thirteen weeks ended September 28, 2007 compared to 67.7% for the thirteen weeks ended September 29, 2006. Cost of services increased slightly as a percentage of sales primarily due to the increase in wages paid to temporary workers.  The increase in temporary worker wages as a percentage of revenue is largely due to an increase in pay rates to our temporary workers as a result of various statutory minimum wage increases in certain jurisdictions where we conduct business.  We have experienced 50 statutory minimum wage increases in U.S. states and territories and Canadian provinces, 24 of which went into effect in the third quarter of 2007.  While we have increased the bill rates to our customers for these pay increases, we have not yet fully passed through the amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions.  As a result, our average pay rate increased 4.4% while our average bill rate increased 2.4%.  This increase was partially offset by lower workers’ compensation costs.  Workers’ compensation costs for the thirteen weeks ended September 28, 2007 were approximately 4.7% of revenue compared to 5.7% in the thirteen weeks ended September 29, 2006. The improvement in workers’ compensation expense is related to a variety of accident prevention and risk management programs that have been implemented over the past several years.

Page - 16

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 22.8% for the thirteen weeks ended September 28, 2007 compared to 21.9% for the thirteen weeks ended September 29, 2006.  SG&A expenses were higher as a percentage of revenue primarily as a result of expenses related to branch closures, costs of opening new branches and sales development expenses.  We accrued $1.3 million of branch closure costs related to 35 branch closures, 19 of which were closed during the third quarter of 2007 and 16 closures planned for the fourth quarter of 2007.  The majority of the closed branches have been or will be consolidated with a nearby local branch and all but three of the branches are part of the Labor Ready brand.  We have opened a total of 21 branches during 2007.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased to $3.4 million for the thirteen weeks ended September 28, 2007 from $2.4 million for the thirteen weeks ended September 29, 2006.  The increase is primarily due to additional amortization on intangible assets as a result of the SSC acquisition in April 2007.

Interest and Other Income, net. Interest and other income, net was $2.5 million for the thirteen weeks ended September 28, 2007 compared to $3.0 million for the thirteen weeks ended September 29, 2006.  During 2007 we have used cash to purchase our common stock and for the acquisition of SSC which has resulted in a decrease in the amount of cash available for investment.

Income Tax Our effective tax rate on earnings for the thirteen weeks ended September 28, 2007 was 36.0%, compared to 37.4% for the thirteen weeks ended September 29, 2006.  The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results from state income taxes, federal tax credits, tax exempt interest income, and certain non-deductible expenses. The decrease in our effective tax rate reflects the tax benefit from the Work Opportunity Tax Credit that is in effect during 2007 but was not in effect at this same time in 2006.

Results of Operations

Thirty-Nine Weeks Ended September 28, 2007 Compared to Thirty-Nine Weeks Ended September 29, 2006

The following table compares the operating results for the thirty-nine weeks ended September 28, 2007 and September 29, 2006 (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2007		September 29, 2006		Change from 2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue from services	$1,032,040	100.0%	$1,010,970	100.0%	$21,070	2.1%
Cost of services	701,858	68.0%	687,738	68.0%	14,120	2.1%
Gross profit	330,182	32.0%	323,232	32.0%	6,950	2.2%
SG&A expenses	248,355	24.1%	235,523	23.3%	12,832	5.4%
Depreciation and amortization	8,661	0.8%	7,909	0.8%	752	9.5%
Interest expense	(803)	(0.1%)	(582)	(0.1%)	221	38.0%
Interest and other income	9,026	0.9%	9,347	0.9%	(321)	(3.4%)
Income before tax expense	81,389	7.9%	88,565	8.8%	(7,176)	(8.1%)
Net income	$51,844	5.0%	$54,910	5.4%	$(3,066)	(5.6%)

Branch Offices and Revenue from Services.  The number of branch offices decreased to 919 at September 28, 2007.  We opened 21 branch offices, acquired 17 SSC branch offices and closed 31 branch offices during the thirty-nine weeks ended September 28, 2007. We also announced plans to close 16 branches during the thirteen week period ending December 28, 2007. Revenue for the thirty-nine weeks ended September 28, 2007 increased 2.1% compared to the same period a year ago.  The change in revenue was made up of the following four components: (a) a (0.2%) decrease in same store branch revenue, defined as those branches opened one year or longer, (b) a (1.3%) decline in revenue related to branches closed over the past twelve months, (c) a 1.9% increase due to the acquisition of SSC (d) a 1.3% increase in revenue from new branches opened less than one year and (e) a 0.4% increase from other miscellaneous factors.

Cost of Services and Gross Profit.  Cost of services was 68.0% of revenue for the thirty-nine weeks ended September 28, 2007 compared to 68.0% for the thirty-nine weeks ended September 29, 2006. Workers’ compensation costs for the thirty-nine weeks ended September 28, 2007 were approximately 4.9% of revenue compared to 5.8% in the thirty-nine weeks ended September 29, 2006. The improvement in workers’ compensation expense is related to a variety of accident prevention and risk management programs that have been implemented over several years.  The decrease in workers’ compensation costs was partially offset by an

Page - 17

increase in wages paid to temporary workers.  We have experienced 50 statutory minimum wage increases in U.S. states and territories and Canadian provinces, 24 of which went into effect in the third quarter of 2007.  While we have increased the bill rates to our customers for these pay increases, we have not yet fully passed through our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions.  As a result, our average pay rate increased 4.2% while our average bill rate increased 2.6%.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 24.1% for the thirty-nine weeks ended September 28, 2007 compared to 23.3% for the thirty-nine weeks ended September 29, 2006.  The increase in SG&A as a percentage of revenue is largely due to lack of organic revenue growth, expenses related to newly opened branches, branch closure costs, and sales development expenses. For the thirty-nine weeks ended September 28, 2007, we have accrued expenses for 47 branch closures year-to-date, which include a known 16 branch closures planned for the fourth quarter of 2007.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased to $8.7 million for the thirty-nine weeks ended September 28, 2007 from $7.9 million for the thirty-nine weeks ended September 29, 2006.  The increase during the current year period is due to an increase in our depreciable asset base compared to the prior year.

Income Tax Our effective tax rate on earnings for the thirty-nine weeks ended September 28, 2007 was 36.3%, compared to 38.0% for the thirty-nine weeks ended September 29, 2006.  The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results from state income taxes, federal tax credits, tax exempt interest income, and certain non-deductible expenses. The decrease in our effective tax rate reflects the tax benefit from the Work Opportunity Tax Credit that is in effect during 2007 but was not in effect at this same time in 2006.

Liquidity and Capital Resources

Cash Flow Summary (This summary should be read in conjunction with the Consolidated Statements of Cash Flows in Item 1 of Part 1 of this Form 10-Q)

Cash Flows from Operating Activities

Net cash provided by operating activities was $51.1 million for the thirty-nine weeks ended September 28, 2007.  Net income totaled $51.8 million for the thirty-nine weeks ended September 28, 2007.  Cash provided by operating assets and liabilities includes increases in income taxes payable due to timing of estimated tax payments and increases in the workers’ compensation reserve.  These amounts were offset by an increase in accounts receivable associated with the seasonal aspect of our business.

Cash Flows from Investing Activities

Net cash provided by investing activities was $38.7 million for the thirty-nine weeks ended September 28, 2007.  Cash provided by investing activities was primarily from net maturities of marketable securities of $80.8 million.  These inflows were mostly offset by cash used in the purchase of SSC in April 2007 for $26.5 million, net of cash acquired and capital expenditures of $16.3 million, primarily associated with investments in technology projects.

Cash Flows from Financing Activities

Net cash used in financing activities was $143.7 million for the thirty-nine weeks ended September 28, 2007.  Under our authorized share repurchase program, we purchased and retired 7.5 million shares of our common stock during the thirty-nine weeks ended September 28, 2007 for a total amount of $148.2 million, including commissions.  As of September 28, 2007 we had $39.6 million worth of common stock available to us for future repurchases under the current authorization.  Cash inflows from financing activities during the thirty-nine weeks ended September 28, 2007 were primarily related to net proceeds from our employee stock plans activity.

Capital Resources

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of September 28, 2007, our margin was 0.50% and our unused capacity fee was 0.15%.  At September 28, 2007, we had $33.9 million of letters of credit issued against that borrowing capacity leaving us with $46.1 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to

Page - 18

maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts as well as cash deposits held by our insurance carriers.  At September 28, 2007 we had restricted cash in our Workers’ Assurance Program totaling $137.3 million.  Of this cash, $132.8 million was committed to insurance carriers leaving $4.5 million available for future needs.

We believe that cash provided from our operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

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

The amount of collateral that our insurance carrier required us to post for our annual renewal at July 1, 2007 was substantially less than the previous year.  To the extent that our insurance carrier’s initial requirement was underestimated, we could be required to post substantially more collateral in the future.

At September 28, 2007 and December 29, 2006 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	September 28,	December 29,
	2007	2006
Workers’ Assurance Program (1)	$132.8	$138.7
Letters of credit	33.9	45.5
Surety bonds (2)	16.9	17.6
Other cash–backed instruments	1.1	0.6
Total Collateral Commitments	$184.7	$202.4

(1) We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.

(2) We had $4.0 million and $3.8 million of restricted cash collateralizing our surety bonds at September 28, 2007 and December 29, 2006, respectively.

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

Page - 19

Our Workers’ Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers.  The fees related to those instruments subject to an annual fee were approximately 0.57% as of September 28, 2007.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	September 28,	December 29,
	2007	2006

Ending workers’ compensation reserve:	$ 196.7	$ 189.4
a) Discount on reserves	44.5	41.3
b) Timing of collateral release with prior providers	(2.7)	13.0
c) Collateral posted with current provider in comparison to obligation incurred	(30.5)	(19.4)
d) Reserves for claims above our deductible (“excess claims”), net of discount	(23.3)	(21.9)

Total Collateral Commitments	$ 184.7	$ 202.4

Our total collateral commitments differ from our workers’ compensation reserve due to several factors including the following which are reconciled above: (a) our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve; (b) a delay in the release of collateral posted with prior insurance companies for claims that have been previously paid and, therefore, are no longer reflected in the reserve; (c) collateral posted with the current insurance carrier and various state entities in comparison to the estimated balance of unpaid claims which can be influenced by their perception of our credit risk; and (d) discounted reserves for claims above our deductible.

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

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Throughout the year, management reviews and evaluates the adequacy of reserves for prior periods on a quarterly basis in conjunction with an independent actuarial assessment.    We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses.  Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes.  Our claims reserves are discounted to their estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims.  At September 28, 2007 our reserves are discounted at rates ranging from 4.39% to 6.01%.

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

Page - 20

The following table provides an analysis of changes in our workers’ compensation claims reserves (in thousands).  Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.

	(Amounts in Thousands)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006

Beginning balance	$ 192,289	$ 178,319	$ 189,435	$ 167,859

Self-insurance reserve expense
Expenses related to current year (net of discount)	17,477	18,423	47,140	51,392
Change related to prior years (net of discount) (1)	(2,967)	(2,063)	(12,304)	(7,054)
Total	14,510	16,360	34,836	44,338

Amortization of prior years’ discount (1)	(142)	(197)	796	702

Payments
Payments related to current year claims	(3,644)	(3,200)	(6,341)	(5,834)
Payments related to claims from prior years	(6,786)	(6,575)	(24,992)	(24,275)
Total	(10,430)	(9,775)	(31,333)	(30,109)

Net change in excess claims reserve	104	720	1,322	2,637
SSC liability assumed, net of discount	404	-	1,679	-

Ending balance	196,735	185,427	196,735	185,427
Less current portion	51,909	49,089	51,909	49,089
Long-term portion	$ 144,826	$ 136,338	$ 144,826	$ 136,338

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

Other

Included in cash and cash equivalents at September 28, 2007 and December 29, 2006 is cash held within branch CDMs for payment of temporary payrolls in the amount of $15.0 million and $19.6 million, respectively.

Our capital expenditures were $16.3 million and $10.4 million for the thirty-nine weeks ended September 28, 2007 and September 29, 2006, respectively.  The increase over the prior year period is primarily due to expenditures for technology projects.  We anticipate total capital expenditures for 2007 to be approximately $19 million.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.  There were no material changes outside the ordinary course of business in our contractual obligations during the thirty-nine week period ended September 28, 2007.

Page - 21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Management does not believe that there is any material market risk exposure with respect to our financial instruments that would require disclosure under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and our CFO concluded that, as of September 28, 2007, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  During the thirteen weeks ended September 28, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 22

PART II.  Other Information

Item 1.        Legal Proceedings

See Note 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for fiscal 2006.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 28, 2007.

Under our authorized share repurchase program, we purchased and retired 7.5 million shares of our common stock during the thirty-nine weeks ended September 28, 2007 for a total amount of $148.2 million, including commissions.  As of September 28, 2007 we had $39.6 million worth of common stock available to us for future repurchases under the current authorization.  We purchased and retired 2.7 million shares of our common stock for a total amount of $59.9 million during the thirty-nine week period ended September 29, 2006.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs (1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end

6/30/07 through 7/27/07	84,771	$22.94	83,900	$91.0 million
7/28/07 through 8/24/07	2,384,018	$21.57	2,383,431	$39.6 million
8/25/07 through 9/28/07	1,410	$20.27	—	$39.6 million
Total	2,470,199	$21.62	2,467,331

(1)

During the thirteen weeks ended September 28, 2007, we purchased 2,868 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

Item 3.        Defaults Upon Senior Securities

None.

Page - 23

Item 4.        Submission of Matters to a Vote of Security Holders

None.

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

Page - 24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR READY, INC.

/s/ Steven C. Cooper	11/1/07
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer
and President

/s/ Derrek L. Gafford	11/1/07
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive
Vice President

Page - 25