Form 10-K
period 2007-12-28
TrueBlue, Inc.
filed 2008-02-19
CIK 768899

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2007
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14543

TrueBlue, Inc.
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1287341 (IRS Employer Identification No.)
1015 A Street, Tacoma, Washington (Address of principal executive offices)	98402 (Zip Code)

Registrant's telephone number, including area code:    (253) 383-9101

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock without par value	Name of each exchange on which registered The New York Stock Exchange

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

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter, June 29, 2007, was approximately $1.055 billion.

As of February 13, 2008, there were 43,849,712 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant's definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 14, 2008, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

COMMENT ON FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words "anticipate," "believe," "expect," "intend," "plan" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

TrueBlue, Inc.
2007 Annual Report on Form 10-K
Table of Contents

TrueBlue, Inc.
Form 10-K

PART I

Item 1.             BUSINESS

Description of the Business

TrueBlue, Inc. ("TrueBlue," "we," "us," "our") is an international provider of temporary blue-collar staffing with four primary brands. We operate branches and provide temporary labor services under the Labor Ready brand for general labor, on-demand services, Spartan Staffing brand for light industrial services, CLP brand for skilled construction trades services, and PlaneTechs brand for skilled aircraft maintenance staffing. Our customers are primarily small to mid-sized businesses who require temporary blue-collar staffing. Annually, we serve more than 300,000 customers and put approximately 600,000 people to work through our brands.

We began operations in 1989 under the name Labor Ready, Inc. providing on-demand, general labor staffing services. Starting in 2004, we began acquiring additional brands to increase our ability to serve the customers of the blue-collar staffing market. Effective December 18, 2007, Labor Ready, Inc. changed its name to TrueBlue, Inc. The name change reflects our vision to be the leading provider of blue-collar staffing with multiple brands serving the temporary staffing industry. Our former company name of Labor Ready remains as our primary brand name for on-demand, general labor staffing services. We believe renaming the parent company helps better position us to fulfill our vision of becoming "the leading national provider of blue-collar staffing" for the following reasons:

  •
  Clarity of vision.  Differentiating the parent company name from its brand names provides clarity of our vision to our customers, employees and stakeholders. While we have added brands to serve additional niches of blue-collar staffing, our company is often incorrectly defined exclusively by the Labor Ready brand. We believe separating the name of the parent company and the Labor Ready brand helps unify the direction and focus of our brands in becoming the leading provider of blue-collar staffing.

  •
  Reduce the risk of brand dilution.  We value the significant brand awareness that has been built around the Labor Ready brand over nearly two decades of servicing our customers. Our intent is to preserve and continue to build strength within the Labor Ready brand. A separate parent company name helps us avoid diluting the Labor Ready brand with the other brands we offer.

  •
  Niche approach.  We believe that a niche approach with separate brands is the best way to achieve our vision. This approach tailors our staffing services to more specifically meet the needs of our customers.

Temporary Staffing Industry

The temporary staffing industry evolved out of the need to minimize the inconvenience and expense of hiring and administering permanent employees in response to temporary changes in business conditions. The demand for temporary employees has been driven primarily by the need to satisfy peak production and service requirements and to temporarily replace full-time employees absent due to illness, vacation or abrupt termination. Competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs.

The temporary staffing industry includes a number of sectors focusing on business needs that vary widely in duration of assignment and level of technical specialization. We operate within the industrial staffing, or blue-collar staffing, sector of the temporary staffing industry. This sector is fragmented among a large number of providers and presents opportunities for larger, well-capitalized companies to compete effectively. Our competitive advantages include:

  •
  Specialized focus on blue-collar staffing;
  •
  Multi-location servicing of regional and national customers;
  •
  Worker safety programs and risk management;
  •
  Proprietary systems and automation that efficiently process a high volume of transactions;
  •
  Ability to fulfill customer orders and meet quality expectations;

  •
  Management and employee development programs; and
  •
  Leverage of infrastructure support of multi-location activities.

Strategy for Profitable Growth

Our business strategies are to:

  •
  Grow faster than the blue-collar markets we serve;
  •
  Be the industry customer service leader; and
  •
  Operate multiple blue-collar brands.

We believe we are the gateway to individual growth for our temporary workers and the gateway for our customers seeking to grow their businesses.

We plan to grow faster than the industrial staffing market by executing on the following objectives:

Our primary objective is to increase existing branch revenue by utilizing the strong operating leverage within our business model. Additional same branch revenue generally drives increasing operating margins due to the fixed costs in our business. We believe our success in increasing same branch revenue is largely tied to our strategy of becoming the service leader in our industry, which is discussed in more depth in our service leadership strategy below.

Our second objective is to add new branches. Our goal is to open new branches each year equal to about 5% of our existing branch count, assuming favorable economic conditions. We are committed to only opening branches that can quickly reach or exceed performance standards, and closing branches that are under-performing. During less favorable economic conditions, we will likely reduce branch openings and increase the number of branch closings. We believe this type of flexibility and discipline improves the overall return for our investors. During 2007, we opened 22 new branches and closed 58 branches. During 2008, we currently plan to open three branches, all of which are expected to be in the CLP brand and in markets with robust economic activity. While we plan to open new Labor Ready branches in new markets, we plan to focus more of our new openings in the CLP Resources and Spartan Staffing brands to build a national presence for these two brands. We continually analyze individual branch results, and may close branches in 2008 that do not meet specific performance standards.

Our third objective is to expand into new markets by making strategic acquisitions. We continue to look at acquisitions in the blue-collar staffing market that can produce strong returns on investment, which we believe is a key measure of value for our shareholders. Our focus is on the large but fragmented light industrial market, which is a subset within the blue-collar staffing market. Likewise, we continue to evaluate skilled trades niches that can expand or enhance our skilled trades staffing services.

  •
  In April 2007 we purchased all of the stock of Skilled Services Corporation ("SSC") adding 17 branches to our network. SSC is a skilled construction trades staffing provider, similar to CLP Resources, that has been "tucked in" under the CLP brand.
  •
  In December 2007 we purchased substantially all of the assets of PlaneTechs, LLC ("PlaneTechs"), a leading aircraft maintenance staffing provider that services the maintenance, repair, and overhaul ("MRO") market across the United States through a centralized recruiting model located in Chicago, Ill. We believe this acquisition provides us with potential to grow within aviation staffing as well as potential growth into other blue-collar end markets that have a need for mechanics and technicians.

We plan to be the service leader by executing on the following objectives:

We are building a sales culture with a commitment to capturing and cultivating customer loyalty. We have and plan to continue to invest in training that teaches our employees methods to create demand with potential and existing customers as opposed to more common practices within the industry of simply making prospective customers aware of our services. At the heart of this strategy is building a relationship of trust with the customer, obtaining a firm understanding of their needs, finding solutions, and ensuring our service delivery meets or exceeds expectations.

Maintaining a quality temporary workforce with ample supply is a key objective in our strategy to be the service leader. Our ability to provide the right worker, at the right time, and for the right amount of time is important to meeting our customers' needs. A key area of focus for us has been maintaining a safe work environment for our employees through our safety and risk management programs.

Another important objective is continuing to develop methods to attract and retain quality permanent employees. Examples of our efforts include training in company values, management skills, and leadership development. We also believe that recurring reviews of our compensation and incentive systems are key processes to aid in recruiting quality candidates and reducing future turnover.

We plan to operate with multiple blue-collar brands.

We plan to achieve a dominant market position in each of our blue-collar brands. We have achieved a dominant position with our general labor brand Labor Ready. That blueprint for success is being applied to Spartan Staffing, CLP Resources and PlaneTechs. We believe these brands can be expanded into a national presence with dominant market positions.

We will continue to invest in building effective and efficient support services. Those support services are leveraged across brands whenever practicable to provide cost efficient support services to our operations. This includes integrating services across brands where practicable, investing in technology, and challenging current methods of doing business.

Brand Operations

Labor Ready – On-Demand, General Labor Services.    Labor Ready provides general labor on an on-demand basis. Our customers' needs are generally project based and only last a few days. Of primary importance to our customers is our ability to supply the general laborers needed each day on time and often on same day or next day notice. Our service is especially important to customers that value a commitment to compliance with applicable laws and regulations. In 1994, we expanded our Labor Ready brand for on-demand labor into Canada. We subsequently expanded our international operations to include the United Kingdom in 1998. At the end of 2007, the Labor Ready brand had in aggregate 774 branches in all 50 states, Puerto Rico, Canada and the United Kingdom. Our international operations are in the Labor Ready brand. The following table lists the number of Labor Ready brand branches by country for each of the last five years.

	Year End
	2007	2006	2005	2004	2003
United States (including Puerto Rico)	704	729	730	723	698
Canada	40	40	36	35	36
United Kingdom	30	47	50	47	45

Total	774	816	816	805	779

Spartan Staffing – Light Industrial Temporary Services.    Spartan Staffing provides workers to the light industrial market which includes, among others, manufacturing, logistics, and warehousing. Spartan Staffing enables our customers to have access to a wide variety of workers. Spartan Staffing was acquired in 2004 and has grown from 10 branches at the date of acquisition to 32 branches at the end of 2007.

CLP Resources ("CLP") – Skilled Construction Trade Services.    This brand provides skilled trades people primarily to the commercial construction market. Customers value CLP's ability to supply high-quality skilled trades people. This enables our customers to obtain immediate value by placing a highly productive and skilled employee on the job site. The staffing assignments are project based but typically last several weeks since the tradesperson is often needed for a substantial amount of the construction process. CLP was acquired in 2005 and has grown from 50 branches at the date of the acquisition to 75 branches at the end of 2007.

PlaneTechs – Skilled Aircraft Maintenance Services.    In December 2007 we purchased substantially all of the assets of PlaneTechs, LLC ("PlaneTechs"), a leading provider of aircraft maintenance staffing. PlaneTechs operates out of a single facility in Chicago, Ill. and draws from a national database of skilled aviation technicians. The acquisition of PlaneTechs continues our diversification strategy within blue-collar staffing and adds a new element of growth and specialization to our skilled trades services. We believe PlaneTechs delivers an innovative approach to the flexible workforce requirements of the aviation industry.

The following table reconciles the number of TrueBlue branches open at the end of each of the last five fiscal years for each brand grouping.

	TrueBlue Branches by Brand Grouping
	General Labor	Light Industrial	Skilled Trades	Total Branches

2002 balance forward	748	–	–	748
Branches opened	50	–	–	50
Branches closed	(19)	–	–	(19)
2003 ending branches	779	–	–	779
Branches acquired (1)	17	10	–	27
Branches opened	33	–	–	33
Branches closed	(24)	–	–	(24)
2004 ending branches	805	10	–	815
Branches acquired (1)	–	–	50	50
Branches opened	30	8	3	41
Branches closed	(19)	–	–	(19)
2005 ending branches	816	18	53	887
Branches opened	24	10	16	50
Branches closed	(24)	–	(1)	(25)
2006 ending branches	816	28	68	912
Branches acquired (1)	–	–	18	18
Branches opened	5	7	10	22
Branches closed	(47)	(3)	(8)	(58)
2007 ending branches	774	32	88	894
  (1)
  "Branches acquired" in the table above includes branches added as a result of the following acquisitions:
  •
  In April 2004, we acquired substantially all of the assets of Spartan Staffing. As part of the Spartan Staffing acquisition we purchased 27 branches, 17 of which were subsequently converted to Labor Ready brand branches.
  •
  In May 2005, we acquired 100% of the common stock of CLP Holdings Corp.
  •
  In April 2007, we acquired all of the stock of Skilled Services Corporation ("SSC"). The SSC branches are part of the CLP Resources brand. SSC operated 17 branches at the time of acquisition.
  •
  In December 2007, we purchased substantially all of the assets of PlaneTechs, LLC ("PlaneTechs"). PlaneTechs operates out of one branch facility in Chicago, Ill.

Information about Business Segments

TrueBlue operations are one reportable segment. Our operations are all in the blue-collar staffing sector of the temporary labor market and focus on supplying customers with temporary employees. All our brands have the following similar characteristics:

  •
  They service businesses and provide temporary labor services;
  •
  They primarily serve small to medium-sized customers who have a need for temporary staff to perform tasks which do not require a permanent employee;
  •
  They each build a temporary work force through recruiting, screening and hiring. Temporary workers are dispatched to customers where they work under the supervision of our customers; and
  •
  Profitability is driven largely by bill rates to our customers and pay rates to our workers. The difference between the bill rate and pay rate is a key metric used to drive the business in all our brands. Profitable growth requires increased volume or bill rates which grow faster than pay rates. Profitable growth is also driven by leveraging our cost structure across all brands.

We expect similar operating margins for our brands based on historical experience. The long-term performance expectations of all our brands are similar as are the underlying financial and economic metrics used to manage those brands.

Our international operations are not significant to our total operations for segment reporting purposes.

Operations

Branch operations are organized into geographic areas. Each area is under the supervision of a manager who oversees branch performance. Within an area, multi-unit managers supervise branch operations and meet regularly with branch managers to discuss new customers, customer satisfaction, temporary workforce recruitment and retention, and operating performance. Similar meetings are conducted at the corporate level with regional management.

Branches are generally open five days a week, with extended hours as required to meet customer needs. Branch locations are generally staffed with a branch manager and two or more additional employees that focus on customer service, temporary worker recruiting and screening. Branches follow standardized and detailed operating procedures.

We have our own proprietary front-end software systems to process all required credit, billing, collection and temporary worker payroll, together with other information and reporting systems necessary for the management of hundreds of thousands of temporary employees and operations in multiple locations. The systems maintain all of our key databases, from the tracking of work orders to payroll processing to maintaining worker records. The current systems regularly exchange all point of sale information between the corporate headquarters and the branches, including customer credit information and outstanding receivable balances. Branch staff can run a variety of reports on-demand, such as receivables aging, margin reports and customer activity reports. Regional, area, and district managers are able to monitor their territories from remote locations.

We believe that one of the most critical factors determining the success of a branch is selecting, hiring and retaining an effective branch manager. Each branch manager has the responsibility for recruiting and retaining a quality temporary workforce and capturing and cultivating customer loyalty. Each branch manager has the responsibility for managing the operations of the branch which include the recruiting, dispatch and payment of temporary employees, meeting the needs of our customers with a guarantee of customer satisfaction, selling our services to new customers, as well as cost control through accident prevention, and compliance with the laws and regulations. We commit substantial resources to the training, development, and operational support of our branch managers.

Our Customers

The majority of our customers require temporary employees for peak production and service requirements and to temporarily replace absent full time employees. We currently derive our revenue from a large number of customers and we are not dependent on any individual customer for more than 2% of our annual revenue. During 2007, we served over 300,000 customers. Our ten largest customers accounted for approximately 4% of total revenue in 2007, 2006 and 2005. While a single branch may derive a substantial percentage of its revenue from an individual customer, the loss of that customer would not have a significant impact on our total revenue.

Our Temporary Employees

During 2007, we put approximately 600,000 people to work. We recruit temporary employees daily so that we can be responsive to the planned as well as unplanned needs of the customers we serve. Our customers know we can respond quickly to their labor needs. Under our "satisfaction guaranteed" policy, temporary employees unsatisfactory to our customer are promptly replaced and the customer is not charged for their time if the customer notifies us within an established timeframe, which is different for each brand. We attract our pool of temporary employees through advertisements and word of mouth. We believe our focus on locating branches in areas convenient for our temporary employees is particularly important in attracting temporary employees. We consider our relations with temporary employees to be good.

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

Competition

The blue-collar staffing sector of the temporary services industry is highly competitive with limited barriers to entry. Several very large full-service and specialized temporary staffing companies, as well as small local companies, compete with us in the staffing industry. A large percentage of temporary staffing companies serving the industrial staffing sector are local operations with fewer than five branches. Within local or regional markets, these firms actively compete with us for business. In most areas, no single company has a dominant share of the market. One or more of these competitors may decide at any time to enter or expand their existing activities in the industrial staffing sector short-term labor market and provide new and increased competition to us. While entry to the market has limited barriers, lack of working capital frequently limits the growth of smaller competitors.

We believe that the primary competitive factors in obtaining and retaining customers are the cost of temporary labor, the ability to provide the temporary worker requested, the quality of the temporary employees provided, the responsiveness of the temporary staffing company to provide the requested amount of temporary employees on time, and the number and location of branches. Competition in some markets is intense, particularly with regard to recruiting workers, and these competitive forces limit our ability to raise prices to our customers. Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers' compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. See Item 1A below of this Form 10-K – Risk Factors.

Government Regulations

We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a number of federal, state and local laws and regulations regulating our industry. Some of the most important areas of regulation include the following:

•
Wage and hour regulation.  We are required to comply with applicable state and federal wage and hour laws. These laws require us to pay our employees minimum wage and overtime at applicable rates. When our temporary employees are employed on public works projects we are generally required to pay prevailing wages and to comply with additional reporting obligations.

•
Regulation concerning equal opportunity.  We are required to comply with applicable state and federal laws prohibiting harassment and discrimination on the basis of race, gender and other legally-protected factors in the employment of our temporary and permanent employees.

•
Workplace safety.  We are subject to a number of state and federal statutes and administrative regulations pertaining to the safety of our employees. These laws generally require us to provide general safety awareness and basic safety equipment to our temporary employees.

Patents and Trademarks

Our business is not presently dependent on any patents, licenses, franchises or concessions. "TrueBlue," "Labor Ready," "Spartan Staffing," "CLP Resources," "PlaneTechs" and certain service marks and other trademarks are registered with the U.S. Patent and Trademark Office.

Fiscal Year End

Our fiscal year is based on a 52/53-week year ending on the last Friday in December. Prior to fiscal 2006, our fiscal year was based on a 52/53-week year ending on the Friday closest to December 31st. Fiscal year 2007 ended on the same day that it would have under the old policy. Consistent with the old policy, in fiscal years consisting of 53 weeks the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks.

Financial Information About Geographic Areas

The following table depicts our revenue derived from within the United States and that derived from other countries for the past three years (in thousands).

	2007		2006		2005
United States (including Puerto Rico)	$1,288,456	93.0%	$1,263,642	93.7%	$1,155,494	93.5%
Canada and the United Kingdom	97,200	7.0%	85,476	6.3%	80,576	6.5%

Total revenue from services	$1,385,656	100%	$1,349,118	100%	$1,236,070	100%

The following table depicts our net property and equipment located in the United States and the net property and equipment located in other countries for the past three years (in thousands).

	2007		2006		2005
United States (including Puerto Rico)	$43,644	97.2%	$29,982	93.8%	$24,689	92.8%
Canada and the United Kingdom	1,265	2.8%	1,967	6.2%	1,926	7.2%

Total property and equipment, net	$44,909	100%	$31,949	100%	$26,615	100%

Number of Employees

At the end of 2007, we employed approximately 3,500 full time and part time employees in addition to our temporary employees.

Item 1A.             RISK FACTORS

Investing in our securities involves a high degree of risk. The following risk factors, issues and uncertainties should be considered in evaluating our future prospects. In particular, keep these risk factors in mind when you read "forward-looking" statements elsewhere in this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, the words "anticipate," "believe," "expect," "intend," "plan" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any of the following risks could harm our business, operating results or financial condition and could result in a complete loss of your investment. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also harm our business and financial condition in the future.

Competition for customers in the staffing markets we serve is intense, and if we are not able to effectively compete, our financial results could be harmed and the price of our securities could decline.

The temporary services industry is highly competitive, with limited barriers to entry. Several very large and mid-sized full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in the markets we serve is intense and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers' compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins remains intense, and we cannot assure you that it will not continue. If we are not able to effectively compete in the staffing markets we serve, our operating margins and other financial results will be harmed and the price of our securities could decline.

If we are not able to obtain insurance on commercially reasonable terms, our financial condition or results of operations could suffer.

We maintain various types of insurance coverage to help offset the costs associated with certain risks to which we are exposed. We have previously experienced, and could again experience, changes in the insurance markets that result in significantly increased insurance costs and higher deductibles. For example, we are required to pay workers' compensation benefits for our temporary and permanent employees. Under our workers' compensation insurance program, we maintain "per occurrence" insurance, which covers claims for a particular event above a $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. While we have secured coverage with American International Group, Inc. (AIG) for occurrences during the period from July 2007 to July 2008, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after July 2008. In the event we are not able to obtain workers' compensation insurance, or any of our other insurance coverages, on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

We expect that the amount of collateral that we are required to provide and maintain to support our workers' compensation obligations will increase, which will reduce the capital we have available to grow and support our operations.

We are required to maintain commitments such as cash and cash-backed instruments, irrevocable letters of credit, and/or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers' compensation claims. We pledge cash or other assets in order to secure these commitments and there are a number of factors that cause the size of our collateral commitments to grow over time. As our business grows so does our workers' compensation reserve and the collateral needed to support it. We sometimes face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers will continue to increase. While we believe that our current sources of liquidity will satisfy our immediate needs for these obligations, our currently available sources of capital for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if such sources of financing are available, they could result in a dilution of value to our existing shareholders.

Our reserves for workers' compensation claims, other liabilities, and our allowance for doubtful accounts may be inadequate, and we may incur additional charges if the actual amounts exceed the estimated amounts.

We maintain reserves for workers' compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported. This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using discount rates based on average returns of "risk-free" U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers' compensation claims. We evaluate the reserve regularly throughout the year and make adjustments accordingly. If the actual costs of such claims and related expenses exceed the amounts estimated, or if the discount rates represent an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management's estimates and judgments of the scope and likelihood of these liabilities. While we believe our judgements and estimates are adequate, if the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes. We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to incur additional charges.

Some insurance companies with which we have previously done business are in financial distress, and one has been relieved of its insurance obligations to us. If our insurers do not fulfill their obligations, we could experience significant losses.

Prior to our current policies with AIG, we purchased annual insurance policies in connection with our workers' compensation obligations from three primary carriers. Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us. Legion and Reliance are in liquidation and have failed to pay a number of covered claims that exceed our deductible limits ("excess claims"). We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we have concluded it is likely that we will be unable to obtain reimbursement for at least a portion of these excess claims. To the extent we experience additional claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may be forced to satisfy some or all of those claims directly; this in turn could harm our financial condition or results of operations.

Our workers' compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims in excess of the deductible. We record a receivable for the insurance coverage on excess claims. We have also recorded a valuation allowance against the insurance receivables from Legion and Reliance to reflect our best estimates of amounts we may not realize as a result of the liquidations of those insurers. The outcome of those liquidations is inherently uncertain and we may realize significantly less than currently estimated, in which case an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

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

We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state laws and regulations relating to employment. This creates a risk of potential claims that we have violated laws related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury and other claims. We are also subject to other types of claims in the ordinary course of our business. Some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and harmful to our business.

In addition, we are exposed to the risk of class action litigation. The costs of defense and the risk of loss in connection with class action suits are greater than in single-party litigation claims. Due to the costs of defending against such litigation, the size of judgments that may be awarded against us, and the loss of significant management time devoted to such litigation, we cannot assure you that such litigation will not disrupt our business or impact our financial results.

A significant portion of our revenue is derived from operations in a limited number of markets. Recessions in these markets have harmed and could continue to harm our operations.

A significant portion of our revenue is derived from our operations in a limited number of states. Total revenue generated from operations in California, Texas and Florida, accounted for 36% of our overall revenue in 2007, 38% of our overall revenue in 2006 and 35% of our overall revenue in 2005.

Any significant economic downturn or increase in interest rates could result in our clients using fewer temporary employees, which could harm our business or cause the price of our securities to decline.

Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their permanent employees, resulting in decreased demand for our personnel. In addition, we provide staffing services to businesses in different industries, such as the construction, warehousing, hospitality, landscaping, transportation, light manufacturing, retail, wholesale, facilities, sanitation, and aviation industries, and economic downturns in a particular industry may adversely affect us. For example, as interest rates rise, the amount of construction could decline, which will cause a reduction in the demand for the use of temporary employees in the construction industry. As a result, any significant economic downturn or increase in interest rates could harm our business, financial condition or results of operations, or cause the price of our securities to decline.

International operations will burden our resources and may fail to generate a substantial increase in revenue.

Our international branch operations expose us to certain risks. These risks include risks already discussed in connection with our domestic branch operations and also include risks related to fluctuations in the value of foreign currencies, the additional expense and risks inherent in operations in geographically and culturally diverse locations, being subject to complex foreign tax laws and regulations. If we are not able to effectively manage those risks, our financial results could be harmed. As of December 28, 2007, we had 70 branches outside the United States in the United Kingdom and Canada.

We are continually subject to the risk of new regulation, which could harm our business.

Each year a number of bills are introduced to Federal, State, and local governments, any one of which, if enacted, could impose conditions which could harm our business. This proposed legislation has included provisions such as a requirement that temporary employees receive equal pay and benefits as permanent employees, requirements regarding employee health care, and a requirement that our customers provide workers' compensation insurance for our temporary employees. We actively oppose proposed legislation adverse to our business and inform policy makers of the social and economic benefits of our business. However, we cannot guarantee that any of this legislation will not be enacted, in which event demand for our service may suffer.

The cost of compliance with government laws and regulations is significant and could harm our operating results.

We incur significant costs to comply with complex federal, state, and local laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers'

compensation unemployment insurance, and immigration. In addition, from time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these laws and regulations. We have in the past been found, and may in the future be found, to have violated such laws or regulations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. If we incur additional costs to comply with these laws and regulations or as a result of fines or other losses and we are not able to increase the rates we charge our customers to fully cover any such increase, our margins and operating results may be harmed.

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

We rely heavily on the performance and productivity of our branch managers, who manage the operation of the branches, including recruitment and assignment of temporary employees, marketing and providing quality customer service. We have historically experienced a high degree of turnover among our branch managers. As a result, we must continue to recruit a sufficient number of managers to staff new branches and to replace managers lost through attrition or termination. Our future growth and financial performance depend on our ability to hire, train and retain qualified managers from a limited pool of qualified candidates.

Our credit facility requires that we meet certain levels of financial performance. In the event we fail either to meet these requirements or have them waived, we may be subject to penalties and we could be forced to seek additional financing.

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the "Revolving Credit Facility") that expires in November 2008. The Revolving Credit Facility requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain leverage and coverage ratios. In the past we have negotiated amendments to these covenants to ensure our continued compliance with their restrictions. We cannot assure you that our lender would consent to such amendments on commercially reasonable terms in the future if we once again required such relief. In the event that we do not comply with the covenants and the lender does not waive such non-compliance, we will be in default of our credit agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances. Accordingly, in the event of a default under our credit facility, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms.

We have significant working capital requirements.

We require significant working capital in order to operate our business. We may experience periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the second and third quarter of the year. We invest significant cash into the opening and operations of new branches until they begin to generate revenue sufficient to cover their operating costs. We also pay our temporary employees before customers pay us for the services provided. As a result, we must maintain cash reserves to pay our temporary employees prior to receiving payment from our customers. Our collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes. If our available cash balances and borrowing base under our existing credit facility do not grow commensurate with the growth in our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs.

Our management information and computer processing systems are critical to the operations of our business and any failure, interruption in service, or security failure could harm our ability to effectively operate our business.

The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to manage our order entry, order fulfillment, pricing, and point-of-sale processes. The failure of our management information systems to perform as we anticipate could disrupt our business and could result in decreased revenue, increased overhead costs and could require that we commit significant additional capital and management resources to resolve the issue, causing our business and results of operations to suffer materially. Failure to protect the integrity and security of our customers' and employees' information could expose us to litigation and materially damage our standing with our customers.

The loss of any of our key personnel could harm our business.

Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense and in the event we experience turnover in our key management positions, we cannot assure you that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions could temporarily harm our financial performance and results of operations until new management becomes familiar with our business. Furthermore, we do not maintain key person life insurance on any of our executive officers.

Our business would suffer if we could not attract enough temporary employees or skilled trade workers.

We compete with other temporary personnel companies to meet our customer needs and we must continually attract reliable temporary employees to fill positions. We have in the past experienced short-term worker shortages and we may continue to experience such shortages in the future. In addition, our skilled trades brands rely on their ability to attract skilled trade workers. If we are unable to find temporary employees or skilled trade workers to fulfill the needs of our customers over a long period of time, we could lose customers and our business could suffer.

Failure in our pursuit or execution of new business ventures, strategic alliances and acquisitions could have a material adverse impact on our business.

Our growth strategy includes expansion via new business ventures and acquisitions. While we employ several different valuation methodologies to assess a potential growth opportunity, we can give no assurance that new business ventures and strategic acquisitions will positively affect our financial performance. Acquisitions may result in the diversion of our capital and our management's attention from other business issues and opportunities. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. We may not be able to assimilate or integrate successfully companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to assimilate or integrate acquired companies successfully, our business could suffer materially. In addition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. In addition, the integration of any acquired company, and its financial results, into ours may have a material adverse effect on our operating results.

We are highly dependent on the cash flows and net earnings we generate during our second and third fiscal quarters.

More than 60% of our net earnings were generated in our second and third fiscal quarter of 2007 which include the summer months. Unexpected events or developments such as natural disasters, manmade disasters and adverse economic conditions in our second and third quarter could have a material adverse effect on our revenue and earnings.

The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

Item 1B.             UNRESOLVED STAFF COMMENTS

None.

Item 2.                PROPERTIES

We lease the building space at virtually all of our branches. Under the majority of these leases, both parties to the agreement have the right to terminate the lease on 90 days notice and upon payment of an early termination penalty equivalent to three months rent. A small percentage of leases provide for a minimum lease term in excess of one year. We own a 157,000 square foot office building in downtown Tacoma, Washington, which serves as our headquarters. We also own two branches in Florida. Management believes all of our facilities are currently suitable for their intended use.

Item 3.                LEGAL PROCEEDINGS

See Note 11 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K (listed under the subheading, Legal contingencies and developments, below).

Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 28, 2007.

PART II

Item 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI. Prior to December 18, 2007, our common stock was listed on the New York Stock Exchange under the ticker symbol LRW. The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange during the periods indicated:

Quarter Ended	High	Low
March 31, 2006	$26.05	$20.50
June 30, 2006	$27.75	$20.79
September 29, 2006	$22.75	$14.94
December 29, 2006	$19.82	$15.45
March 30, 2007	$19.78	$17.00
June 29, 2007	$24.56	$17.62
September 28, 2007	$28.63	$18.35
December 28, 2007	$21.58	$14.22

Holders of the Corporation's Capital Stock

We had approximately 751 shareholders of record as of February 13, 2008.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our lending facility, which may have the effect of restricting our ability to pay dividends.

Issuer Purchases of Equity Securities

Under our authorized share purchase program, we purchased and retired 7.6 million shares of our common stock for a total of $150.3 million during 2007. Under our authorized share purchase program, we purchased and retired 4.2 million shares of our common stock for a total of $88.7 million during 2006.

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 28, 2007.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)

9/29/07 through 10/26/07	476	$18.99	–	$39.6 million

10/27/07 through 11/23/07	130,748	$15.95	130,000	$37.5 million

11/24/07 through 12/28/07	1,365	$15.49	–	$37.5 million

	132,589	$15.96	130,000	$37.5 million

(1)
During the thirteen weeks ended December 28, 2007, we purchased 2,589 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.
(2)
Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our share purchase program is conducted under authorizations made by our Board of Directors. The shares reported in the table above are under a $100 million share purchase authorization approved by our Board of Directors in April 2007 that does not have an expiration date.

TrueBlue Stock Comparative Performance Graph

The following graph depicts our stock price performance from December 31, 2002, through December 28, 2007, relative to the performance of the Dow Jones Composite and a peer group of companies in the temporary labor industry. All indices shown in the graph have been reset to a base of 100 as of December 31, 2002, and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among TrueBlue, Inc., the Dow Jones Composite Index
and Selected peer group*

*
Peer group includes Kelly Services, Inc., Manpower, Inc., Volt Information Sciences, Inc., Spherion Corp. and Adecco SA. Prior to 2006, peer group included Remedytemp, Inc. In 2006, Remedytemp, Inc. was acquired by Select Staffing and is no longer publicly traded. Accordingly, Remedytemp, Inc. has been replaced in our peer group by Volt Information Services, Inc., which is a provider of industrial temporary labor and is publicly traded. Accordingly, the peer group total return analysis has been presented on a retroactive basis with Volt Information Services, Inc.

Item 6.             SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Summary Consolidated Financial And Operating Data
(in thousands, except per share data and number of branches)

	2007 (2)	2006	2005 (2)	2004 (2)	2003
Statement of Income Data:
Revenue from services	$1,385,656	$1,349,118	$1,236,070	$1,044,236	$891,191
Cost of services	943,563	915,773	844,448	727,059	624,878
Gross profit	442,093	433,345	391,622	317,177	266,313
Selling, general and administrative expenses	336,220	318,681	286,460	244,606	226,019
Depreciation and amortization	12,223	10,364	9,603	10,127	8,395
Interest and other income (expense), net	10,953	11,873	4,636	(2,599)	(4,332)
Income before tax expense	104,603	116,173	100,195	59,845	27,567
Income tax expense	38,405	39,701	38,174	23,532	10,036
Net income	$66,198	$76,472	$62,021	$36,313	$17,531
Net income per common share:
Basic	$1.45	$1.46	$1.28	$0.87	$0.43
Diluted	$1.44	$1.45	$1.18	$0.75	$0.41
Weighted average shares outstanding (1):
Basic	45,683	52,418	48,421	41,674	40,387
Diluted	45,960	52,853	53,793	52,289	50,916
Operating Data (unaudited):
Revenue from branches open for full year	$1,314,919	$1,325,902	$1,136,617	$980,672	$875,848
Revenue from branches opened or acquired during year	48,201	22,236	96,530	59,717	11,561
Revenue from branches closed during year	22,536	980	2,923	3,847	3,782

Total	$1,385,656	$1,349,118	$1,236,070	$1,044,236	$891,191

Branches open at period end	894	912	887	815	779

	At Year End,
	2007 (2)	2006	2005 (2)	2004 (2)	2003
Balance Sheet Data:
Current assets	$229,508	$339,758	$318,663	$261,058	$206,749
Total assets	545,249	592,306	572,076	444,107	373,717
Current liabilities	114,538	101,385	100,014	76,508	70,830
Long-term liabilities	146,884	138,403	123,464	165,205	148,748
Total liabilities	261,422	239,788	223,478	241,713	219,578
Shareholders' equity	283,827	352,518	348,598	202,394	154,139
Working capital	$114,970	$238,373	$218,649	$184,550	$135,919
(1)
Weighted average shares outstanding are described in Note 10 to the Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K.

(2)
The operating results reported above include the results of the following acquisitions subsequent to their respective purchase dates:
•
In April, 2004, we acquired substantially all of the assets of Spartan Staffing;
•
In May 2005, we acquired 100% of the common stock of CLP Holdings Corp;
•
In April 2007, we acquired 100% of the common stock of Skilled Services Corporation; and
•
In December 2007, we acquired substantially all of the assets of PlaneTechs, LLC.

Item 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. Our MD&A is presented in six sections:

  •
  Overview
  •
  Results of Operations
  •
  Liquidity and Capital Resources
  •
  Contractual Obligations and Commitments
  •
  Summary of Critical Accounting Policies and Estimates
  •
  New Accounting Standards

OVERVIEW

TrueBlue, Inc. ("TrueBlue," "we," "us," "our") is an international provider of temporary blue-collar staffing with four primary brands. Effective December 18, 2007, we changed our name from Labor Ready, Inc. to TrueBlue, Inc. We operate branches and provide temporary labor services under the Labor Ready brand for general labor, on-demand services, Spartan Staffing brand for light industrial services, CLP brand for skilled construction trades services, and PlaneTechs brand for skilled aircraft maintenance staffing. Our customers are primarily small to mid-sized businesses who require temporary blue-collar staffing. Annually, we serve more than 300,000 customers and put approximately 600,000 people to work through our brands.

During 2007 we took the following actions:

  •
  Corporate name change.  In December 2007 we changed our name from Labor Ready, Inc. to TrueBlue, Inc. The name change reflects our vision to be the leading provider of blue-collar staffing with multiple brands serving the temporary staffing industry.
  •
  Share purchases.  During 2007 we purchased 7.6 million shares of our common stock for $150.3 million, including commissions. At the end of 2007, we had $37.5 million available to us to purchase shares of our common stock under the current authorization.
  •
  Purchases of Skilled Services Corporation and PlaneTechs, LLC.  During April 2007 we purchased Skilled Services Corporation ("SSC"), a privately-held skilled construction trades staffing provider for $26.3 million. During December 2007 we purchased substantially all of the assets of PlaneTechs, LLC ("PlaneTechs"), a leading provider of aircraft maintenance staffing for $50.6 million.
  •
  Branch openings and closures.  During less favorable economic conditions, we tend to reduce branch openings and increase the number of branch closings. We believe this type of flexibility and discipline improves the overall return for our investors. During 2007, we opened 22 new branches and closed 58 branches.

Revenue for 2007 was $1.4 billion, an increase of 2.7% over the prior year. Net income decreased 13.4% to $66.2 million, or $1.44 per diluted share. The 2007 revenues were higher primarily as a result of revenue growth from acquired branches.

Gross profit decreased slightly during 2007. Gross profit was 31.9% of revenue in 2007 compared to 32.1% of revenue during 2006. Lower workers' compensation expense was offset by an increase in wages paid to temporary workers and pricing pressure. The improvement in workers' compensation expense is primarily due to improvements in accident prevention and risk management. The increase in wages paid to our temporary workers was heavily driven by numerous statutory minimum wage increases. While we have increased the bill rates to our customers for these pay increases, we have not yet fully passed through the amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions.

Selling, General and Administrative ("SG&A") expenses increased to 24.3% of revenue for 2007 compared to 23.6% of revenue during 2006. SG&A expense was higher during 2007 due to:

  •
  Lease termination and other costs related to closing branches;
  •
  Transition and integration costs related to acquisitions;
  •
  Sales development expenses; and
  •
  Decrease in same store branch revenue coupled with general increases in our cost structure.

Net income was $66.2 million during 2007, or $1.44 per diluted share, compared to $76.5 million or $1.45 per diluted share for 2006. Other items affecting net income and net income per diluted share not discussed above include a lower income tax expense during 2006 and a decrease in weighted average shares outstanding at the end of 2007 as compared to 2006. Our 2006 effective tax rate was lower than our 2007 rate due to the retroactive renewal of certain tax credits and favorable resolution of other income tax matters during the fourth quarter of 2006. We also undertook a significant share purchase effort in 2007 by purchasing $150.3 million of our common stock, including commissions. These purchases have resulted in lower weighted average shares outstanding at the end of 2007 as compared to 2006. Since the beginning of 2006 we have purchased approximately 11.8 million shares of our common stock at a cost of $239.0 million, including commissions.

RESULTS OF OPERATIONS

The following table presents selected consolidated financial data for each of the past three years (in thousands, except per share amounts):

	2007	2006	2005
Revenue from services	$1,385,656	$1,349,118	$1,236,070
Total revenue growth %	2.7%	9.1%	18.4%
Same store branch revenue growth %	(0.2%)	4.0%	8.6%
Gross profit as a % of revenue	31.9%	32.1%	31.7%
SG&A as a % of revenue	24.3%	23.6%	23.2%
Operating Income	$93,650	$104,300	$95,559
Operating Income as % of revenue	6.8%	7.7%	7.7%
Depreciation and amortization	$12,223	$10,364	$9,603
Interest and other income, net	$10,953	$11,873	$4,636
Effective income tax rate	36.7%	34.2%	38.1%
Net income	$66,198	$76,472	$62,021
Net income as a % of revenue	4.8%	5.7%	5.0%
Net income per diluted share	$1.44	$1.45	$1.18

Branches and Revenue from services.    The number of branches decreased to 894 at December 28, 2007 from 912 locations at December 29, 2006, a net decrease of 18 branches or 2.0%. Revenue for 2007 increased 2.7% compared to 2006. The change in revenue was made up of the following five components:

  •
  a 0.2% decline in same store branch revenue, defined as those branches opened one year or longer;
  •
  a 2.7% increase due to acquired branches;
  •
  a 1.7% decline in revenue related to branches closed over the past twelve months;
  •
  a 1.3% increase in revenue from new branches opened less than one year, excluding the acquired branches; and
  •
  a net 0.6% increase from currency and other miscellaneous factors.

The number of branches increased to 912 at December 29, 2006 from 887 locations at December 30, 2005, a net increase of 25 branches or 2.8%. Revenue for 2006 increased 9.1% compared to 2005. The change in revenue was made up of the following five components:

  •
  a 4.0% increase in same store branch revenue, defined as those branches opened one year or longer;
  •
  a 4.3% increase due to acquired branches;
  •
  a 0.8% decline in revenue related to branches closed over the past twelve months;
  •
  a 1.5% increase in revenue from new branches opened less than one year, excluding the acquired branches; and
  •
  a net 0.1% increase from other miscellaneous factors.

Revenue from our international operations for 2007 was approximately 7.0% of our total revenue compared to 6.3% and 6.5%, respectively, for 2006 and 2005.

Gross profit.    Gross profit was 31.9% of revenue for 2007 compared to 32.1% and 31.7% for 2006 and 2005, respectively. Workers' compensation costs for 2007 were approximately 4.7% of revenue compared to 5.6% of revenue for 2006. The improvement in workers' compensation expense is due primarily to the success of our accident prevention and risk management programs that have been implemented over several years. The decrease in workers' compensation costs was partially offset by an increase in wages paid to temporary workers. There were 45 state minimum wage increases during 2007 as well as increases in Canada and the United Kingdom. While we have increased the bill rates to our customers for these pay increases, we have not yet fully passed through our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions. As a result, our average pay rate increased 4.0% while our average bill rate increased 2.3%.

The increase in gross profit in 2006 compared to 2005 was due to the reduction to our workers' compensation costs as a result of safety and risk management programs reducing the frequency and severity of accidents.

Selling, general, and administrative expenses.    SG&A expenses were 24.3% of revenue for 2007 and 23.6% and 23.2% of revenue for 2006 and 2005, respectively. The increase during 2007 was primarily attributable to four factors:

  •
  Lease termination and other costs related to closing branches. During 2007 we closed 58 branches;
  •
  Transition and integration costs related to acquisitions;
  •
  Sales development expenses; and
  •
  Decrease in same store branch revenue coupled with general increases in our cost structure.

The increase in SG&A expenses during 2006 compared to 2005 was primarily attributable to three factors:

  •
  Increased stock-based compensation related to the adoption of SFAS 123R and an increase in restricted stock expense. Effective December 31, 2005, the first day of our 2006 fiscal year, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method;
  •
  The mix of the 50 new branch openings during 2006. CLP and Spartan brands comprised the majority of new branch openings. These brands have a higher initial cost structure, longer break-even period and ultimately a higher average branch revenue than the Labor Ready brand; and
  •
  The increase to our sales and safety teams. We added sales resources to generate revenue growth and safety personnel to reduce accident rates.

Depreciation and amortization expense.    Depreciation and amortization expense increased to $12.2 million for 2007 from $10.4 million and $9.6 million for 2006 and 2005, respectively. The increase during 2007 was primarily due to depreciation of our investments in technology and increased amortization of intangibles as a result of the SSC and PlaneTechs acquisitions. The increase during 2006 as compared to 2005 was primarily attributable to the depreciation and amortization on acquired CLP assets.

Interest and other income, net.    We recorded net interest and other income of $11.0 million for 2007 compared to $11.9 million for 2006 and $4.6 million for 2005. During 2007 we have used cash to purchase our common stock and for the acquisition of SSC and PlaneTechs which has resulted in a decrease in the amount of cash available for investment. The increase during 2006 compared to 2005 was attributable to increasing average cash and restricted cash balances, the rise in short-term interest rates, and increased rates of return on our restricted cash. In 2005 we also recorded interest expense for our Convertible Subordinated Notes that we redeemed in the second quarter of 2005.

Income tax.    Our effective income tax rate was 36.7% in 2007 compared to 34.2% in 2006 and 38.1% in 2005. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results from state income taxes, federal tax credits, tax exempt interest income, and certain non-deductible expenses. Our 2006 effective tax rate was lower than our 2007 and 2005 rates due to the retroactive renewal of certain tax credits and favorable resolution of other income tax matters during the fourth quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, seasonal sales patterns and profit margins.

Cash flows from operating activities

Our cash flows provided by operating activities were as follows (in thousands):

	2007	2006	2005
Net income	$66,198	$76,472	$62,021
Depreciation and amortization	12,223	10,364	10,087
Provision for doubtful accounts	9,987	7,215	9,569
Stock-based compensation	6,943	6,377	1,517
Excess tax benefits from stock-based compensation	(1,451)	(3,527)	–
Deferred income taxes	(8,696)	(3,169)	(658)
Tax benefit on stock options	–	–	6,031
Other operating activities	401	56	270
Changes in operating assets and liabilities, exclusive of businesses acquired	13,049	14,363	16,605

Net cash provided by operating activities	$98,654	$108,151	$105,442
•
Over the past three years, cash from operations provided approximately $312.2 million

•
Stock-based compensation increased starting in 2006 primarily due to the expensing of stock options in accordance with our adoption of SFAS 123R. The adoption of SFAS 123R also changed our reporting of tax benefits on stock options in the statement of cash flows. We now report on the line "Excess tax benefit from stock-based compensation" the gross increases in the pool of windfall tax benefits as a cash outflow for operating activities and a cash inflow for financing activities. We are no longer required to report tax benefits from stock options on an individual line.

•
The change in deferred taxes during 2007 is due to increases in deferred tax assets related to the increases in the workers' compensation reserve, reserves related to branch closures and contingencies that are not deductible until paid.

Cash flows from investing activities

Our cash flows used in investing activities were as follows (in thousands):

	2007	2006	2005
Capital expenditures	$(21,040)	$(13,007)	$(5,260)
Purchases of marketable securities	(191,032)	(88,266)	(124,317)
Maturities of marketable securities	271,580	90,301	84,014
Acquisition of businesses, net of cash acquired	(76,902)	–	(45,963)
Change in restricted cash	11,234	8,948	(24,072)
Other	(167)	214	(301)

Net cash used in investing activities	$(6,327)	$(1,810)	$(115,899)
•
Capital expenditures in 2007 and 2006 included work associated in upgrading information technology projects and leasehold improvements. During 2006 capital expenditures also included costs related to the upgrade of security systems. Work on information technology projects will continue in 2008. We anticipate that total capital expenditures will be approximately $18.0 million in 2008.

•
We had net maturities of marketable securities in 2007 and 2006 and net purchases of marketable securities in 2005. Net maturities of marketable securities were higher in 2007 as funds that would have been used to purchase additional marketable securities were used to fund share purchases and the acquisitions of SSC and PlaneTechs. We had net purchases of marketable securities in 2005 as we did not purchase our common stock in 2005 as we did in 2007 and 2006.

•
During April 2007 we purchased SSC, a privately-held skilled construction trades staffing provider for $26.3 million. During December 2007 we purchased substantially all of the assets of PlaneTechs, a leading provider of aircraft maintenance staffing for $50.6 million.

•
The change in restricted cash was higher in 2007 compared to 2006 due to a decrease in the collateral requirements for our workers' compensation program. The change in restricted cash for 2005 was primarily the result of providing additional workers' compensation collateral associated with the purchase of CLP as well as for our ongoing worker's compensation program.

Cash flows from financing activities

Our cash flows (used in)/provided by financing activities were as follows (in thousands):

	2007	2006	2005
Purchases and retirement of common stock	$(150,310)	$(88,744)	$–
Net proceeds from sale of stock through options and employee benefit plans	4,715	5,293	8,649
Excess benefits from stock-based compensation	1,451	3,527	–
Payments on debt	(909)	(1,212)	(2,327)

Net cash (used in)/provided by financing activities	$(145,053)	$(81,136)	$6,322
•
We purchased and retired 7.6 million and 4.2 million shares of our common stock in 2007 and 2006, respectively.

Capital resources

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the "Revolving Credit Facility") that expires in November 2008. The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit. The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA. Fees for letters of credit are based on the margin in effect plus a fee of 0.05%. As of December 28, 2007, our margin was 0.50% and our unused capacity fee was 0.15%. At December 28, 2007 we had $34.5 million of letters of credit issued against that borrowing capacity leaving us with $45.5 million available for future borrowings. The Revolving Credit Facility requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain leverage and coverage ratios. We are currently in compliance with all covenants related to the Revolving Credit Facility.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers' Assurance of Hawaii, Inc. (our "Workers' Assurance Program"), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers' compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts as well as cash deposits held by our insurance carriers. At December 28, 2007 we had restricted cash in our Workers' Assurance Program totaling $126.8 million. Of this cash, $126.4 million was committed to insurance carriers leaving $0.4 million available for future needs.

Included in cash and cash equivalents at December 28, 2007 and December 29, 2006 is cash held within branch cash dispensing machines ("CDMs") for payment of temporary payrolls in the amount of $19.0 million and $19.6 million, respectively.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers' compensation collateral and claims reserves

We provide workers' compensation insurance for our temporary and permanent employees. Our workers' compensation insurance policies must be renewed annually. Our current coverage with American International Group, Inc. ("AIG") is for occurrences during the period from July 2007 to July 2008. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers' compensation claims originating in self-insured states, the majority of our current workers' compensation insurance policies cover claims for a particular event above a $2.0 million deductible, on a "per occurrence" basis. This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

We are required by our insurance carriers and certain state workers' compensation programs to collateralize a portion of our workers' compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. In connection with the renewal of our policy, insurance carriers annually assess the amount of collateral they will require from us relative to our workers' compensation obligation for which they become responsible should we become insolvent. Such amounts can increase or decrease independent of our assessments and reserves.

The amount of collateral that our insurance carrier required us to post for our annual renewal at July 1, 2007 was substantially less than the previous year. To the extent that our insurance carrier's initial requirement was underestimated, we could be required to post substantially more collateral in the future.

At December 28, 2007 and December 29, 2006 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers' Compensation Commitments as of:
	December 28, 2007	December 29, 2006
Workers' Assurance Program	$126.4	$138.7
Letters of credit	34.5	45.5
Surety bonds	17.2	17.6
Other cash–backed instruments	1.2	0.6

Total Collateral Commitments	$179.3	$202.4

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers' Assurance of Hawaii, Inc. (our "Workers' Assurance Program"), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers' compensation collateral. Our Workers' Assurance Program cash and cash-backed instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers. The fees related to those instruments subject to an annual fee were approximately 0.57% as of December 28, 2007.

Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice. We had $4.0 million and $3.8 million of restricted cash collateralizing our surety bonds at December 28, 2007 and December 29, 2006, respectively.

The following table provides a reconciliation of our collateral commitments to our workers' compensation reserve as of the period end dates presented (in millions):

	December 28, 2007	December 29, 2006
Ending workers' compensation reserve:	$197.4	$189.4
1) Discount on reserves	44.2	41.3
2) Timing of collateral release with prior providers	(1.5)	13.0
3) Collateral posted with current provider in comparison to obligation incurred	(35.8)	(19.4)
4) Discounted reserves for claims above our deductible	(25.0)	(21.9)

Total Collateral Commitments	$179.3	$202.4

Our total collateral commitments differ from our workers' compensation reserve due to several factors including the following which are reconciled above:

(1)
Our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve;
(2)
A delay in the release of collateral posted with prior insurance companies for claims that have been previously paid and, therefore, are no longer reflected in the reserve;
(3)
Collateral posted with the current insurance carrier and various state entities in comparison to the estimated balance of unpaid claims which can be influenced by their perception of our credit risk; and
(4)
Our workers' compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits ("excess claims").

Generally, our workers' compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims. Although the estimated claims are expensed as incurred, the claim payments are made over weighted average periods ranging from 4 to 7 years. Collateral for our workers' compensation program is posted with various state workers' compensation programs and insurance carriers based upon their assessments of our potential liabilities. Due to the timing difference between the recognition of expense and claim payments as described above, we generally anticipate that both our reserves and our collateral obligations will continue to grow.

Our workers' compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Throughout the year, management reviews and evaluates the adequacy of reserves for prior periods on a quarterly basis in conjunction with an independent actuarial assessment. We maintain reserves for workers' compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. Adjustments to prior period reserves are charged or credited to expense in the periods in which the estimate changes. Our claims reserves are discounted to their estimated net present value using discount rates based on average returns of "risk-free" U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers' compensation claims. At December 28, 2007 our reserves are discounted at rates ranging from 4.36% to 7.88%.

Our workers' compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits ("excess claims"). We record an estimated receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount this receivable to its estimated net present value using the risk-free rates associated with the weighted average lives of our excess claims. The weighted average claim lives are actuarially determined. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.

Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuaries, appropriate discount rates and estimated payment patterns. Factors that have caused our estimated losses for prior years to change include, among other things, (1) inflation of medical and indemnity costs at a rate higher than originally anticipated, (2) regulatory and legislative developments that have increased benefits and settlement requirements in several states, (3) a different mix of business than previously anticipated, (4) the impact of safety initiatives implemented, and (5) positive or adverse development of claim reserves.

The following table provides an analysis of changes in our workers' compensation claims reserves (in millions). Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.

	2007	2006	2005
Beginning balance	$189.4	$167.8	$135.6

Self-insurance reserve expenses
Expenses related to current year (net of discount)	64.0	64.2	69.4
Changes related to prior years (net of discount)	(19.5)	(7.9)	(10.9)

Total	44.5	56.3	58.5

Amortization of prior years' discount	1.1	2.1	(1.5)

Payments
Payments related to current year claims	(11.6)	(9.0)	(11.5)
Payments related to claims from prior years	(30.9)	(29.6)	(29.5)

Total	(42.5)	(38.6)	(41.0)

Net change in excess claims reserve (1)	2.7	1.8	3.1

Liability assumed from acquired businesses, net of discount	2.2	–	13.1

Ending balance	197.4	189.4	167.8
Less current portion	52.4	52.2	46.2

Long-term portion	$145.0	$137.2	$121.6

(1)
See Note 5 of the Notes to Consolidated Financial Statements found in Item 8 of Part II of this Form 10-K, related to additional expense incurred related to a portion of our excess claims covered by Troubled Insurance Companies.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during 2007.

The following table provides a summary of our contractual obligations as of the end of 2007:

	Payments Due By Period (in millions)
Contractual Obligations	Total	2008	2009 through 2010	2011 through 2012	2013 and later
Capital lease obligations (a)	$0.2	$0.2	$–	$–	$–
Operating leases (b)	18.5	5.9	7.7	3.8	1.1
Purchase obligations (c)	36.5	13.0	23.5	–	–
Other obligations (d)	4.4	4.4	–	–	–

Total Contractual Cash Obligations	$59.6	$23.5	$31.2	$3.8	$1.1

(a)
Primarily payments on computer equipment and technology commitments.
(b)
Excludes all payments related to branch leases cancelable within 90 days.
(c)
Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancelable without penalty.
(d)
FIN 48 liability for unrecognized tax benefits.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Workers' compensation reserves.    We maintain reserves for workers' compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns on "risk-free" U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

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

Goodwill and indefinite-lived intangible assets.    As a result of our acquisitions, we have recorded goodwill and various intangible assets at their estimated fair values. The estimated fair values of the acquired indefinite-lived intangible assets are based on our expectations regarding future operating results and cash flows. The purchase price in excess of the fair value of the acquired tangible and intangible assets is classified as goodwill and is tested for impairment in the fourth quarter of each fiscal year and whenever events or circumstances indicate that an impairment may have occurred. Fair value for purposes of our impairment test is determined based on discounted cash flows, market multiples or appraised values as appropriate. Such analysis requires the use of certain future market assumptions and discount factors, which are subjective in nature. Estimated values can be affected by many factors beyond the company's control such as business and economic trends and government regulation. Management believes that the assumptions used to determine fair value are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company's results of operations.

Reserves for contingent legal and regulatory liabilities.    We have established reserves for contingent legal and regulatory liabilities. We record a liability when our management judges that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. We evaluate this reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.

Income taxes and related valuation allowances.    We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We measure these expected future tax consequences based upon the provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that we may not realize when we believe it is more likely than not that we may not realize all or some portion of our deferred tax assets based upon our judgments regarding future events and past operating results. We adopted the provisions of FIN 48 on December 30, 2006, the first day of our fiscal 2007 year.

NEW ACCOUNTING STANDARDS

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on the return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and transition disclosure. FIN 48 is effective for the Company's 2007 fiscal year and was applied to all existing tax positions upon initial adoption. Our adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, modifies certain presentation and disclosure requirements in the Consolidated Balance Sheets and applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of SFAS No. 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement establishes principals and requirements in a business combination for how the acquirer:

  •
  Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;

  •
  Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

  •
  Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS No. 141 (revised 2007) is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and an entity may not apply it before that date. We do not anticipate the adoption of SFAS No. 141 (revised 2007) will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. We do not anticipate the adoption of SFAS No. 160 will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. As of December 28, 2007, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase in interest rates immediately and uniformly by 10% from our 2007 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of December 28, 2007, our marketable securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less. Therefore, an increase in interest rates immediately and uniformly by 10% from our 2007 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements
Consolidated Balance Sheets – December 28, 2007 and December 29, 2006
Consolidated Statements of Income – Fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005
Consolidated Statements of Shareholders' Equity and Comprehensive Income – Fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005
Consolidated Statements of Cash Flows – Fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Selected Quarterly Financial Data (unaudited)

TrueBlue, Inc.

Consolidated Balance Sheets

In Thousands (Except Par Values)

	December 28, 2007	December 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$57,008	$107,944
Marketable securities	10,954	91,510
Accounts receivable, net of allowance for doubtful accounts	140,027	120,173
Prepaid expenses, deposits and other current assets	14,032	15,651
Income tax receivable	–	2,229
Deferred income taxes	7,487	2,251

Total current assets	229,508	339,758
Property and equipment, net	44,909	31,949
Restricted cash	132,497	143,731
Deferred income taxes	9,998	6,972
Goodwill	71,065	37,364
Intangible assets, net	40,739	14,374
Other assets, net	16,533	18,158

Total assets	$545,249	$592,306

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$25,026	$22,653
Accrued wages and benefits	25,207	25,596
Current portion of workers' compensation claims reserve	52,360	52,229
Income tax payable	7,377	–
Other current liabilities	4,568	907

Total current liabilities	114,538	101,385
Workers' compensation claims reserve, less current portion	145,042	137,206
Other non-current liabilities	1,842	1,197

Total liabilities	261,422	239,788
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	–	–
Common stock, no par value, 100,000 shares authorized; 43,917 and 50,637 shares issued and outstanding	1	76,372
Accumulated other comprehensive income	3,738	2,728
Retained earnings	280,088	273,418

Total shareholders' equity	283,827	352,518

Total liabilities and shareholders' equity	$545,249	$592,306

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Consolidated Statements of Income

Fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005

In Thousands (Except Per Share Data)

	2007	2006	2005
Revenue from services	$1,385,656	$1,349,118	$1,236,070
Cost of services	943,563	915,773	844,448

Gross profit	442,093	433,345	391,622
Selling, general and administrative expenses	336,220	318,681	286,460
Depreciation and amortization	12,223	10,364	9,603

Income from operations	93,650	104,300	95,559

Interest expense	(965)	(775)	(4,162)
Interest and other income	11,918	12,648	8,798

Interest and other income, net	10,953	11,873	4,636

Income before tax expense	104,603	116,173	100,195
Income tax expense	38,405	39,701	38,174

Net income	$66,198	$76,472	$62,021

Net income per common share:
Basic	$1.45	$1.46	$1.28
Diluted	$1.44	$1.45	$1.18
Weighted average shares outstanding:
Basic	45,683	52,418	48,421
Diluted	45,960	52,853	53,793

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Consolidated Statements of Shareholders' Equity and Comprehensive Income

Fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005

In Thousands

	Common stock		Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
Balances, December 31, 2004	42,447	$63,914	$134,925	$3,555	$202,394
Net income			62,021		62,021
Foreign currency translation adjustment, net of tax				(1,316)	(1,316)
Unrealized loss on marketable securities				(2)	(2)

Total comprehensive income					60,703
Conversion of Subordinated Notes	9,642	68,807			68,807
Common stock issued on the exercise of options including tax benefits	1,355	13,670			13,670
Common stock issued through employee benefit plans	73	1,391			1,391
Restricted stock grants	391	–			–
Restricted stock cancellations	(77)	–			–
Stock-based compensation		1,517			1,517
Common stock bonus and incentive	7	116			116

Balances, December 30, 2005	53,838	$149,415	$196,946	$2,237	$348,598
Net income			76,472		76,472
Foreign currency translation adjustment, net of tax				456	456
Unrealized gain on marketable securities				35	35

Total comprehensive income					76,963
Purchases and retirement of common stock	(4,244)	(88,744)			(88,744)
Common stock issued on the exercise of options including tax benefits	758	8,674			8,674
Common stock issued through employee benefit plans	89	1,467			1,467
Restricted stock grants	256	–			–
Restricted stock cancellations	(59)	–			–
Stock withheld for tax purposes- restricted stock	(56)	(1,164)			(1,164)
Stock-based compensation	38	6,377			6,377
Common stock bonus and incentive	17	347			347

Balances, December 29, 2006	50,637	$76,372	$273,418	$2,728	$352,518
Net income			66,198		66,198
Foreign currency translation adjustment, net of tax				1,018	1,018
Unrealized gain on marketable securities				(8)	(8)

Total comprehensive income					67,208
Purchases and retirement of common stock	(7,600)	(90,782)	(59,528)		(150,310)
Common stock issued on the exercise of options including tax benefits	440	7,041			7,041
Common stock issued through employee benefit plans	88	1,424			1,424
Restricted stock grants	419	–			–
Restricted stock cancellations	(62)	–			–
Stock withheld for tax purposes-restricted stock	(51)	(997)			(997)
Stock-based compensation	46	6,943			6,943

Balances, December 28, 2007	43,917	$1	$280,088	$3,738	$283,827

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Consolidated Statements of Cash Flows

Fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005

In Thousands

	2007	2006	2005
Cash flows from operating activities:
Net income	$66,198	$76,472	$62,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,223	10,364	10,087
Provision for doubtful accounts	9,987	7,215	9,569
Stock-based compensation	6,943	6,377	1,517
Excess tax benefits from stock-based compensation	(1,451)	(3,527)	–
Deferred income taxes	(8,696)	(3,169)	(658)
Tax benefit on stock options	–	–	6,031
Other operating activities	401	56	270
Changes in operating assets and liabilities, exclusive of businesses acquired:
Accounts receivable	(10,897)	(5,429)	(24,173)
Income taxes	12,359	4,797	12,314
Other assets	3,734	(2,677)	(4,808)
Accounts payable and other accrued expenses	270	(3,068)	9,838
Accrued wages and benefits	(2,541)	(798)	5,406
Workers' compensation claims reserve	5,748	21,576	18,253
Other current liabilities	4,376	(38)	(225)

Net cash provided by operating activities	98,654	108,151	105,442

Cash flows from investing activities:
Capital expenditures	(21,040)	(13,007)	(5,260)
Purchases of marketable securities	(191,032)	(88,266)	(124,317)
Maturities of marketable securities	271,580	90,301	84,014
Acquisition of businesses, net of cash acquired	(76,902)	–	(45,963)
Change in restricted cash	11,234	8,948	(24,072)
Other	(167)	214	(301)

Net cash used in investing activities	(6,327)	(1,810)	(115,899)

Cash flows from financing activities:
Purchases and retirement of common stock	(150,310)	(88,744)	–
Net proceeds from sale of stock through options and employee benefit plans	4,715	5,293	8,649
Excess tax benefits from stock-based compensation	1,451	3,527	–
Payments on debt	(909)	(1,212)	(2,327)

Net cash (used in) provided by financing activities	(145,053)	(81,136)	6,322

Effect of exchange rates on cash	1,790	584	(1,265)

Net change in cash and cash equivalents	(50,936)	25,789	(5,400)
CASH AND CASH EQUIVALENTS, beginning of year	107,944	82,155	87,555

CASH AND CASH EQUIVALENTS, end of year	$57,008	$107,944	$82,155

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

TrueBlue, Inc. ("TrueBlue" "we," "us," "our") is an international provider of temporary blue-collar staffing with four primary brands. Effective December 18, 2007, we changed our name from Labor Ready, Inc. to TrueBlue, Inc. We operate branches and provide temporary labor services under the Labor Ready brand for general labor, on-demand services, Spartan Staffing brand for light industrial services, CLP brand for skilled construction trades services, and PlaneTechs brand for skilled aircraft maintenance staffing. Our customers are primarily small to mid-sized businesses who require temporary blue-collar staffing. Annually, we serve more than 300,000 customers and put approximately 600,000 people to work through our brands.

Basis of presentation

The consolidated financial statements include the accounts of TrueBlue, Inc. and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

TrueBlue operations are one reportable segment. Our operations are all in the blue-collar staffing sector of the temporary labor market and focus on supplying customers with temporary employees. All our brands have the following similar characteristics:

•
They service businesses and provide temporary labor services;
•
They primarily serve small to medium-sized customers who have a need for temporary staff to perform tasks which do not require a permanent employee;
•
They each build a temporary work force through recruiting, screening and hiring. Temporary workers are dispatched to customers where they work under the supervision of our customers; and
•
Profitability is driven largely by bill rates to our customers and pay rates to our workers. The difference between the bill rate and pay rate is a key metric used to drive the business in all our brands. Profitable growth requires increased volume or bill rates which grow faster than pay rates. Profitable growth is also driven by leveraging our cost structure across all brands.

We expect similar operating margins for our brands based on historical experience. The long-term performance expectations of all our brands are similar as are the underlying financial and economic metrics used to manage those brands.

Our international operations are not significant to our total operations for segment reporting purposes.

Fiscal year end

Effective fiscal 2006, the Company changed its fiscal year from one ending on the Friday closest to December 31st to the last Friday in December. The purpose for the change is to improve comparability of fiscal years. As a result of the change, New Year's Day will occur once in each fiscal year, whereas under the prior policy New Year's Day periodically fell twice in the same fiscal year. The Company's consolidated financial statements will continue to be presented on a 52/53-week fiscal year end basis. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks. Fiscal years 2007, 2006 and 2005 were 52-week years. Our next 53-week year will be fiscal 2010.

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

Revenue recognition

Revenue from services is recognized at the time the service is provided and is net of adjustments related to customer credits. A portion of our revenue is derived from CDM fees, which are immaterial for all periods presented. Sales coupons or other incentives are recognized in the period the related revenue is earned.

Cost of services

Cost of services primarily includes wages of temporary employees and related payroll taxes and workers' compensation expenses.

Advertising costs

We expense production costs of print, radio and advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $9.5 million in 2007, $9.2 million in 2006 and $9.4 million in 2005.

Cash and cash equivalents

We consider all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount together with interest for certain past due accounts. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable credit losses. The allowance for doubtful accounts is reviewed quarterly and past due balances are written-off when it is probable the receivable will not be collected. Our allowance for doubtful accounts was $6.0 million and $5.1 million as of December 28, 2007 and December 29, 2006, respectively.

Property and equipment

Property and equipment are stated at cost and consist of the following (in millions):

	December 28, 2007	December 29, 2006
Buildings and land	$23.7	$21.2
Computers and software	23.5	36.8
Cash dispensing machines	13.7	14.3
Furniture and equipment	9.6	8.3
Construction in progress	13.1	2.8

	83.6	83.4
Less accumulated depreciation and amortization	(38.7)	(51.5)

	$44.9	$31.9

Construction in progress primarily relates to internally developed software. We expense costs incurred in the preliminary project stage of developing or acquiring internal use software as well as costs incurred in the post-implementation stage, such as maintenance and training. Capitalization of software development costs occurs after the following requirements have been satisfied:

  •
  the preliminary project stage is complete;
  •
  management authorizes the project; and
  •
  it is probable that the project will be completed and the software will be used for the function intended.

A subsequent addition, modification or upgrade to internal-use software is capitalized only to the extent that it enables the software to perform a task it previously did not perform.

As of December 28, 2007 and December 29, 2006, capitalized software costs, net of accumulated amortization, were $3.9 million and $2.5 million, respectively, excluding amounts in Construction in progress.

We compute depreciation and amortization of Property and equipment using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization on Property and equipment totaled $9.0 million, $7.9 million and

$7.3 million in 2007, 2006 and 2005, respectively. It is our policy is to use the following estimated useful lives for depreciation and amortization of our assets:

Years
Buildings	40
Computers and software	3 - 7
Cash dispensing machines	7
Furniture and equipment	3 - 10

Leasehold improvements, the costs of which are included in Buildings and land, are amortized over the shorter of the related non-cancelable lease term, which is typically 90 days, or their estimated useful lives.

Property under capital lease consists primarily of computer equipment. The related depreciation for capital lease assets is included in depreciation expense.

Long-lived assets are amortized over their respective estimated useful lives, and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill and indefinite-lived intangible assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill and other intangible assets with indefinite useful lives for impairment annually in the fourth quarter or more frequently if events indicate that impairment may exist. SFAS No. 142 requires us to compare the fair values of indefinite-lived intangible assets to their carrying amounts. An impairment loss is recognized if their carrying amounts exceed their estimated fair values. Goodwill is tested for impairment at the reporting unit level and involves a comparison of the fair value and carrying amount of the reporting unit. Fair value for purposes of our impairment test is determined based on discounted cash flows, market multiples or appraised values as appropriate. To date we have not recorded any impairment loss related to our goodwill and indefinite-lived intangible assets.

Other assets, net

Other assets consist primarily of receivables from insurance companies, net of related valuation allowance.

Workers' compensation reserves

We maintain reserves for workers' compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns of "risk-free" U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

Income taxes and related valuation allowance

We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required under SFAS No. 109, these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management's judgments regarding future events. Based on that analysis, we have determined that a valuation allowance is appropriate for certain foreign net operating losses that we expect will not be utilized within the permitted carry forward periods as of December 28, 2007 and December 29, 2006. We adopted the provisions of FIN 48 on December 30, 2006, the first day of our fiscal 2007 year. See Note 9 for further discussion.

Foreign currency

Cumulative foreign currency translation adjustments relate to our consolidated foreign subsidiaries, Labour Ready Temporary Services, Ltd. (Canada) and Labour Ready Temporary Services UK Limited. Assets and liabilities recorded in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Unrealized translation adjustments resulting from our investments in our foreign entities that will not be repaid in the foreseeable future are charged or credited to the cumulative foreign currency translation account as a component of accumulated other comprehensive income. Unrealized translation adjustments on U.S. denominated loans to our foreign entities that will be repaid in the foreseeable future are reported in our consolidated statements of income.

Purchases and retirement of our common stock

Purchases of our common stock are not displayed separately as treasury stock on the Consolidated Balance Sheets in accordance with the Washington Business Corporation Act, which requires the retirement of purchased shares. As a result, shares of our common stock that we purchase are retired immediately. It is our accounting policy to first record these purchases as a reduction to our Common stock account. Once the Common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our Retained earnings account. See Note 8 for further discussion of share purchases.

Shares outstanding

Shares outstanding for reportable purposes include shares of unvested restricted stock. As of December 28, 2007, 0.7 million shares of unvested restricted stock were included in reportable shares outstanding. Shares of unvested restricted stock are excluded from our calculation of basic net income per common share, but their dilutive impact is added back in the calculation of diluted net income per common share.

Reserves for contingent and regulatory liabilities

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

New accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on the return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and transition disclosure. FIN 48 is effective for the Company's 2007 fiscal year and was applied to all existing tax positions upon initial adoption. Our adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows. See further discussion at Note 9.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, modifies certain presentation and disclosure requirements in the Consolidated Balance Sheets and applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of SFAS No. 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations. The Statement establishes principals and requirements in a business combination for how the acquirer:

  •
  Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;

  •
  Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

  •
  Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS No. 141 (revised 2007) is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and an entity may not apply it before that date. We do not anticipate the adoption of SFAS No. 141 (revised 2007) will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. We do not anticipate the adoption of SFAS No. 160 will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2: BUSINESS COMBINATIONS

We account for acquired businesses using the purchase method of accounting. Under the purchase method, our consolidated financial statements reflect an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed were recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. The following summarizes our acquisition activity since the beginning of 2005:

  •
  We acquired 100% of the common stock of CLP Holdings Corp. ("CLP") in May 2005. The total cost of the acquisition was $46.0 million, which included $31.0 million of goodwill, of which $4.3 million was deductible for tax purposes.
  •
  We acquired all of the stock of Skilled Services Corporation ("SSC") in April 2007. The total cost of the acquisition was $26.3 million, which included $15.7 million of goodwill, of which $13.5 million is deductible for tax purposes. Founded in 1993, SSC is a skilled construction trades staffing provider. At the time of purchase, SSC operated 17 locations in Florida, Texas, Arizona, California, Colorado, and North Carolina.
  •
  We acquired substantially all of the assets of PlaneTechs, LLC ("PlaneTechs") in December 2007. The total cost of the acquisition was $50.6 million, which included $18.0 million of goodwill, of which $17.5 million is deductible for tax purposes. Operating out of a single facility in Chicago Ill., PlaneTechs is a leading provider of aircraft maintenance staffing, drawing from a national resource database of aviation technicians.

NOTE 3: MARKETABLE SECURITIES

Management determines the appropriate classification, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, of our investments in debt and equity securities ("Marketable Securities") at the time of purchase and re-evaluates such determination at each balance sheet date. Marketable Securities consist of revenue bonds and other municipal obligations, which usually have maturities or reset dates of one year or less. At the end of 2007 and 2006, those securities were classified as available-for-sale and stated at fair value, with the unrealized holding gains and losses reported in the Shareholders' equity section of our Consolidated Balance Sheets. There were no material unrealized holding gains or losses at December 28, 2007 or December 29, 2006. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities. For the fiscal years 2007, 2006 and 2005, there were no material realized gains and losses on sales of available-for-sale securities. These marketable securities are available to fund current operations, if necessary.

NOTE 4: RESTRICTED CASH

Restricted cash consists primarily of cash deposits pledged as collateral or restricted to use for our workers' compensation program.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers' Assurance of Hawaii, Inc. (our "Workers' Assurance Program"), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers' compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts as well as cash deposits held by our insurance carriers. Committed collateral represents instruments that have been provided or pledged to an insurance company to cover the cost of claims in the event we are unable to make payment.

The following is a summary of restricted cash as of the last day of the fiscal years presented (in millions):

	2007	2006
Workers' Assurance Program-committed collateral	$126.4	$138.7
Cash collateralizing surety bonds	4.0	3.8
Other	2.1	1.2

Total Restricted Cash	$132.5	$143.7

NOTE 5: WORKERS' COMPENSATION INSURANCE AND RESERVES

We provide workers' compensation insurance for our temporary and permanent employees. Our workers' compensation insurance policies must be renewed annually. We have coverage with American International Group, Inc. ("AIG") for occurrences during the period from July 2007 to July 2008. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits. For workers' compensation claims originating in self-insured states, the majority of our current workers' compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a "per occurrence" basis. This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers' compensation reserve is discounted to its estimated net present value using discount rates based on average returns of "risk-free" U.S. Treasury instruments, which are evaluated on a quarterly basis. At December 28, 2007, our reserves are discounted at rates ranging from 4.36% to 7.88%. Included in the accompanying consolidated balance sheets as of December 28, 2007 and December 29, 2006 are discounted workers' compensation claims reserves in the amounts of $197.4 million and $189.4 million, respectively.

For workers' compensation claims originating in Washington, West Virginia, North Dakota, Wyoming, Canada and Puerto Rico (our "monopolistic jurisdictions") we pay workers' compensation insurance premiums and obtain full coverage under government-administered programs. Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers' compensation claims in these monopolistic jurisdictions.

Workers' compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums, any changes in the valuation allowance related to receivables from insurance companies as described below and other miscellaneous expenses. Workers' compensation expense of $65.3 million, $76.1 million and $75.2 million was recorded for 2007, 2006 and 2005 respectively.

Our workers' compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits ("excess claims"). We record an estimated receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount this receivable to its estimated net present value using the risk-free rates associated with the weighted average lives of our excess claims. The weighted average claim lives are actuarially determined. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.

Two of the workers' compensation insurance companies ("Troubled Insurance Companies") with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. In 2007, we reassessed the likelihood of payout related to the insurance receivable from Troubled Insurance Companies which resulted in us increasing the related valuation allowance. We also reassessed the estimated timing of future payments related to excess claims and concluded that full payment would likely occur in the near future for certain claims causing us to eliminate the discount recorded for these claims. The combined impact of increasing the valuation allowance and eliminating the discount on certain excess claims was an increase to workers' compensation expense of $4.6 million in 2007.

Our valuation allowance against receivables from Troubled Insurance Companies as of December 28, 2007 and December 29, 2006 is $7.1 million and $2.5 million, respectively. Total discounted receivables from insurance companies, net of related valuation allowance, as of December 28, 2007 and December 29, 2006 are $14.9 million and $16.6 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

NOTE 6: INTANGIBLE ASSETS

Intangible assets other than Goodwill are broken out separately on our Consolidated Balance Sheets for 2007 and 2006. In our 2006 financial statements, Intangible assets other than Goodwill were included in Other assets, net. The following table presents our purchased intangible assets other than Goodwill (in millions):

	December 28, 2007			December 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$35.3	$(5.2)	$30.1	$10.3	$(2.5)	$7.8
Trade name/trademarks	3.2	(0.2)	3.0	–	–	–
Non-compete agreements	1.3	(0.2)	1.1	0.4	(0.3)	0.1

	$39.8	$(5.6)	$34.2	$10.7	$(2.8)	$7.9

Indefinite-lived intangible assets:
Trade name/trademarks	$6.5	$–	$6.5	$6.5	$–	$6.5

(1) Excludes intangible assets that are fully amortized.

Intangible assets other than goodwill recorded as a result of the PlaneTechs acquisition in December 2007 totaled $21.8 million. Intangible assets other than goodwill recorded as a result of the SSC acquisition in April 2007 totaled $7.7 million. Intangible assets are amortized using the straight line method over their estimated useful lives. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. The following are the estimated lives used for amortizable intangible assets:

•
10 years for Trade name/trademarks;
•
5.0 to 9.0 years for Customer relationships; and
•
2.0 to 5.0 years for Non-compete agreements.

Amortization expense related to our amortizable intangible assets was $3.2 million, $2.5 million and $2.3 million for 2007, 2006 and 2005, respectively. All amortizable intangible assets pertaining to the 2004 Spartan Staffing acquisition were fully amortized at the end of 2006.

The following table provides estimated amortization expense of intangible assets other than Goodwill for the next five years and thereafter (in millions):

2008	$5.7
2009	5.6
2010	5.5
2011	5.3
2012	2.9
Thereafter	9.2

$34.2

NOTE 7: PREFERRED STOCK

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

NOTE 8: COMMON STOCK

Under our authorized share purchase program, we purchased and retired 7.6 million shares of our common stock for a total amount of $150.3 million during 2007, including commissions. As of December 28, 2007 we had $37.5 million worth of our common stock available to us for future purchases under the current authorization. During 2006 we purchased 4.2 million shares at a total cost of $88.7 million, including commissions. We did not purchase shares of our common stock during 2005.

On January 6, 1998, the Company distributed a dividend of one right ("Right") for each outstanding share of our common stock. Each Right entitles the holder to purchase one one-hundredth of a share of Series A Preferred Stock at an exercise price of $50.25. The Rights are exercisable if a person or group of persons acquire 15% or more of our common stock, or in the event of a tender or exchange offer for 15% or more of our common stock. If any group or person acquires 50% or more of our common stock, the holders of Rights (except for the acquiring group or person) may purchase for the exercise price, the number of shares having a market value equal to twice the exercise price. The Rights may be redeemed at a price of $0.01 per Right and expire on January 6, 2008. The full terms and conditions of the Rights are set forth in a Rights Agreement dated January 6, 1998, as last amended on December 23, 2002.

NOTE 9: INCOME TAXES

We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year. At adoption our liability for unrecognized tax benefits was $1.9 million, including interest and penalties. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. During the current year we increased our liability for unrecognized tax benefits by $2.8 million for positions taken in prior periods. We decreased our liability for unrecognized tax benefits $0.3 million due to expirations of statute of limitations. As of December 28, 2007, our liability for unrecognized tax benefits was $4.4 million all of which, if recognized, would impact our effective tax rate. This liability is currently recorded in Other current liabilities in our Consolidated Balance Sheet. We expect the majority of the $4.4 million to be settled in the next twelve months. In general, the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions where we conduct business.

The provision for income taxes is comprised of the following (in millions):

	2007	2006	2005
Current taxes:
Federal	$37.4	$39.5	$31.8
State	8.3	2.9	7.0
Foreign	0.9	0.4	–

Total current taxes	46.6	42.8	38.8
Deferred taxes:
Federal	(6.2)	(3.5)	(0.7)
State	(2.1)	(0.2)	(0.1)
Foreign	0.1	0.6	0.2

Total deferred taxes	(8.2)	(3.1)	(0.6)

Provision for income taxes	$38.4	$39.7	$38.2

The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of income are as follows (in millions):

	2007	%	2006	%	2005	%
Income tax expense based on statutory rate	$36.6	35%	$40.7	35%	$35.1	35%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	3.1	3%	3.7	3%	4.4	4%
Tax credits, net	(2.9)	(3%)	(3.1)	(3%)	(2.4)	(2%)
Other, net	1.6	2%	(1.6)	(1%)	1.1	1%

Total taxes on income	$38.4	37%	$39.7	34%	$38.2	38%

Our effective income tax rate was 37% in 2007 compared to 34% in 2006 and 38% in 2005. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state income taxes, federal tax credits, tax exempt interest income, and certain non-deductible expenses. Our 2006 effective tax rate was lower than 2007 and 2005 rates due to the retroactive renewal of certain tax credits and favorable resolution of other income tax matters during the fourth quarter of 2006.

The components of deferred tax assets and liabilities were as follows (in millions):

	December 28, 2007	December 29, 2006
Deferred tax assets:
Allowance for doubtful accounts	$2.2	$1.9
Workers' compensation claims reserve	13.9	8.6
Accounts payable and other accrued expenses	3.8	2.5
Net operating loss carry-forwards	14.5	11.9
Accrued wages and benefits	3.4	2.5
Other	0.2	0.1

Total	38.0	27.5
Valuation allowance for net operating loss carry-forwards	(14.5)	(11.9)

Total deferred tax asset, net of valuation allowance	$23.5	$15.6
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(1.0)	(1.2)
Depreciation and amortization	(3.4)	(4.4)
Foreign currency translation adjustment	(1.5)	(0.7)
Other	(0.1)	(0.1)

Total deferred tax liabilities	$(6.0)	$(6.4)

Net deferred tax asset, end of year	$17.5	$9.2
Net deferred tax asset, current	$7.5	$2.2
Net deferred tax asset, non-current	$10.0	$7.0

At December 28, 2007, Labour Ready Temporary Services UK Limited has net operating loss carry-forwards of approximately $46.7 million with an indefinite carry-forward period. At December 28, 2007, Labor Ready Puerto Rico, Inc. has net operating loss carry-forwards of approximately $1.3 million expiring in 2008 through 2014.

We assessed our past earnings history and trends, projected sales, expiration dates of loss carry-forward amounts, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income. Based upon the results of this analysis and the uncertainty of the realization of certain tax planning measures, we established a valuation allowance against our carry-forward tax benefits in the amount of $14.5 million at December 28, 2007 and $11.9 million at December 29, 2006.

NOTE 10: NET INCOME PER SHARE

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

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented. Commencing with fiscal year 2006, post SFAS No. 123R adoption, anti-dilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter. The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our calculation were 0.7 million in 2007 and 0.4 million in 2006. There were no anti-dilutive stock options or non-vested restricted shares as part of our calculation in 2005.

During June 2005, we converted Convertible Subordinated Notes ("the Notes") in the aggregate amount of $70.0 million. The number of additional shares included in weighted average diluted shares outstanding associated with the Notes was equal to the aggregate principal amount of the Notes, $70.0 million, divided by the stated conversion price of $7.26, or 9.6 million shares.

Adjusted net income and diluted common shares were calculated as follows (in thousands except per share amounts):

	2007	2006	2005
Net income	$66,198	$76,472	$62,021

Adjustments:
Interest on the Notes	–	–	1,859
Amortization of costs for the Notes issuance	–	–	274
Tax effect	–	–	(813)

Total adjustments	–	–	1,320

Adjusted net income	$66,198	$76,472	$63,341

	Common Shares and Potential Common Shares
Weighted average number of common shares used in basic net income per share	45,683	52,418	48,421
Effect of dilutive securities:
Stock options and non-vested restricted stock	277	435	953
Convertible Notes	–	–	4,419

Weighted average number of common shares and potential common shares used in diluted net income per share	45,960	52,853	53,793

Net income per common share:
Basic	$1.45	$1.46	$1.28
Diluted	$1.44	$1.45	$1.18

NOTE 11: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

We have an $80.0 million credit agreement with certain unaffiliated financial institutions (the "Revolving Credit Facility") that expires in November 2008. The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit. The amounts we may borrow (our borrowing capacity) under this agreement are largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA. Fees for letters of credit are based on the margin in effect plus a fee of 0.05%. As of December 28, 2007, our margin was 0.50% and our unused capacity fee was 0.15%. At December 28, 2007, we had $34.5 million of letters of credit issued against that borrowing capacity leaving us with $45.5 million available for future borrowings. The Revolving Credit Facility requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain leverage and coverage ratios. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Workers' compensation commitments

We are required by our insurance carriers and certain state workers' compensation programs to collateralize a portion of our workers' compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Revolving Credit Facility bear fluctuating annual fees, which were approximately 0.55% of the principal amount of the letters of credit outstanding as of December 28, 2007. The letters of credit issued related to our Workers' Assurance Program bear fluctuating annual fees, which were approximately 0.58% of the principal amount of the letters of credit outstanding as of December 28, 2007. The surety bonds bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge.

At December 28, 2007 and December 29, 2006 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers' Compensation Commitments as of:
	December 28, 2007	December 29, 2006
Workers' Assurance Program – committed collateral	$126.4	$138.7
Letters of credit	34.5	45.5
Surety bonds (1)	17.2	17.6
Other cash-backed instruments	1.2	0.6

Total Collateral Commitments	$179.3	$202.4

(1)
We had $4.0 million and $3.8 million of restricted cash collateralizing our surety bonds at December 28, 2007 and December 29, 2006, respectively.

Capital leases

We have property held under non-cancelable capital leases reported in Property and equipment, net on the Consolidated Balance Sheets totaling $0.3 million and $1.9 million, net of accumulated depreciation at December 28, 2007 and December 29, 2006, respectively. Our capital lease obligations are reported in other current and non-current liabilities in the Consolidated Balance Sheet. Future minimum lease payments under these non-cancelable capital leases as of December 28, 2007 are $0.2 million for 2008. There are currently no minimum lease payments under non-cancelable capital leases after 2008.

Operating leases

We have contractual commitments in the form of operating leases related to branch offices, vehicles and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of December 28, 2007 are as follows for each of the next five years and thereafter (in millions):

2008	$5.9
2009	4.4
2010	3.3
2011	2.3
2012	1.5
Thereafter	1.1

Total	$18.5

The majority of operating leases pertaining to our branch offices provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our leases, both parties to the lease have the right to cancel the lease with 90 days notice. Accordingly, we have not included the leases with 90 day cancellation provisions in our disclosure of future minimum lease payments. Total branch office rent expense for 2007, 2006 and 2005 was approximately $28.5 million, $25.2 million and $22.5 million, respectively.

Legal contingencies and developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers' compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be reasonably estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We have established reserves for our contingent legal and regulatory liabilities in the amount of $4.8 million at December 28, 2007 and $6.6 million at December 29, 2006. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

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

On July 16, 2003, Alecia Recio, Elizabeth Esquivel, Debbie Owen and Barry Selbts, each a current or former employee of ours, jointly filed an action in United States District Court for the Central District of California, alleging failure to pay overtime under state and federal law and seeking unspecified damages and certification of a class of similarly situated employees (this matter now includes the claims of Scott Romer and Shawna Clark previously pursued in a separate action). On September 23, 2003, the court dismissed the case for improper venue. On October 1, 2003, Recio re-filed her case in California State Court, Los Angeles County, seeking similar relief on behalf of our employees employed in the State of California. On December 14, 2006 the Court denied our motion to transfer venue to the United States District Court for the Western District of Washington. The case went to mediation on September 27, 2007 and on October 12, 2007. Subsequently, the parties entered into a settlement which resolved all claims. The settlement is subject to court approval. All amounts related to settlement are accounted for in our established reserves for our contingent legal and regulatory liabilities.

On January 12, 2005, the New Jersey Division of Taxation (the "Division") filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division's assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We disputed the Division's position that we provide taxable services under New Jersey law and filed an administrative protest. The administrative protest was handled internally by the Division and did not involve any outside or independent governmental bodies. On September 19, 2006, the Division issued a final determination increasing the amount that we allegedly owe for delinquent sales taxes, penalties and interest to $8.1 million. Interest continues to accrue on this amount. We have now sought independent review of this determination by filing a complaint with the Tax Court of New Jersey on December 15, 2006. A trial date had previously been set for October 10, 2007. The Tax Court of New Jersey has postponed the trial date to a date to be determined. This matter is currently in the discovery phase.

NOTE 12: STOCK BASED COMPENSATION

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method. Under this transition method, we recognize stock-based compensation expense for stock-based awards granted subsequent to the year ended December 30, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. We historically recorded compensation expense for restricted stock grants and have continued to do so under SFAS No. 123R. Compensation cost for all stock-based awards is recognized using the straight-line method.

Total stock-based compensation expense recognized in the consolidated financial statements before income taxes was $6.9 million for 2007, $6.4 million for 2006 and $1.5 million for 2005. The total related tax benefit was $2.5 million for 2007, $2.3 million for 2006 and $0.6 million for 2005. No stock-based compensation was capitalized during 2007, 2006 or 2005.

The following table shows the effect on net income and net income per share for 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, restricted stock and ESPP, in accordance with SFAS No. 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure (in millions, except per share amount):

2005
Net income as reported	$62.0
Add: Stock based compensation as reported, net of tax	0.9

62.9
Deduct: Total stock-based compensation expense determined under fair value method of all awards, net of tax	(2.5)

Pro Forma net income	$60.4

Diluted Net Income Per Share
As Reported	$1.18
Pro Forma	$1.15
Basic Net Income Per Share
As Reported	$1.28
Pro Forma	$1.25

Disclosures for 2007 and 2006 are not presented above since the amounts are recognized and reflected in the consolidated financial statements.

On May 18, 2005, our shareholders approved the Labor Ready, Inc. 2005 Long-Term Equity Incentive Plan (the "2005 Plan"). The 2005 Plan permits the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights. The total number of shares authorized for the 2005 Plan is 5,500,000 shares. Shares authorized under previous stock compensation plans totaled 7,600,000 shares with no remaining shares available for future grant.

Stock options

We have stock option and incentive plans for directors, officers, and employees, which provide for nonqualified stock options and incentive stock options. We issue new shares of common stock upon exercise of stock options. The majority of our unvested stock options vest evenly over a three-year period from the date of grant and expire if not exercised within seven years from the date of grant. The maximum contractual term for our outstanding awards is ten years.

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

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	2007	2006	2005
Expected life (in years)	3.48	3.48	2.9
Expected volatility	40.5%	43.5%	50.0%
Risk-free interest rate	4.9%	4.3%	3.5%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average fair value of options granted during the period	$6.74	$7.80	$6.51

Stock option activity

As of December 28, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1.7 million, which is expected to be recognized over a weighted average period of 1.8 years through 2011. Stock option activity for the year ended December 28, 2007 is as follows (shares in thousands):

	2007
	Shares	(1) Price
Outstanding at beginning of the year	1,207	$13.93
Granted	257	$18.98
Exercised	(390)	$9.65
Forfeited	(32)	$11.59
Expired	(17)	$15.92

Outstanding at the end of the year	1,025	$16.88

Exercisable at the end of the year	614	$15.20

(1)
Weighted average exercise price.

The aggregate intrinsic value of options outstanding and options exercisable at December 28, 2007 was $1.0 million and $1.0 million, respectively, and is calculated as the difference between the market price of the underlying common stock at December 28, 2007 and the exercise price of the option for options that had exercise prices lower than the closing market price of our common stock at December 28, 2007. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $4.6 million, $11.7 million and $19.8 million, respectively, determined as of the date of exercise. The weighted average remaining contractual term of options outstanding and options exercisable at December 28, 2007 was 4.4 years and 3.7 years, respectively.

Cash received from option exercises, net of tax withholdings, during 2007, 2006 and 2005 was $4.3 million, $5.0 million and $7.6 million, respectively. The actual tax benefit realized for the tax deduction from option exercises during the 2007, 2006 and 2005 totaled $2.8 million, $3.7 million and $6.0 million, respectively.

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

Restricted stock activity for the year ended December 28, 2007 is as follows (shares in thousands):

	2007
	Shares	(1) Price
Nonvested at beginning of year	467	$19.89
Granted	419	$19.26
Vested	(161)	$19.05
Forfeited	(62)	$19.72

Nonvested at the end of the year	663	$19.70

(1)
Weighted average market price on grant date.

As of December 28, 2007, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $10.1 million, which is expected to be recognized over a weighted average period of 1.8 years through 2011. The total fair value of restricted shares vesting during 2007 and 2006 was $3.1 million and $2.6 million, respectively. No restricted shares vested during 2005.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the "ESPP") provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.5 million shares have been issued and 0.4 million shares remain available for future issuance. The ESPP expires on June 30, 2010. During 2007, 2006 and 2005, participants purchased 88,000, 89,000 and 61,000 shares in the ESPP for cash proceeds of $1.4 million, $1.5 million and $1.0 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

NOTE 13: SECTION 401K PLAN

We have a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code ("IRC"). All permanent employees who are 21 years of age or older and who have completed six months of service are eligible to participate. Eligible employees may contribute up to 15% of compensation subject to certain limitations under the IRC. During 2005 the Company provided discretionary matching contributions in the form of shares of common stock. Employees were required to be employed as of the end of the year to receive any matching contribution. During 2005 the Company contributed 12,000 shares of common stock to the 401(k) plan. Effective December 31, 2005, the first day of fiscal year 2006, employer matching contributions are contributed in cash at each payroll period instead of annually. Matching contributions were $0.9 million, $0.9 million and $0.4 million for 2007, 2006, and 2005.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

	2007	2006	2005
	(Amounts in Millions)
Cash paid during the year for:
Interest	$0.7	$0.6	$3.3
Income taxes	30.6	38.0	20.5
Non-cash investing and financing activities:
Conversion of Convertible Subordinated Notes, net of fees	$–	$–	68.8
Assets acquired with capital lease obligations	–	0.3	2.0

NOTE 15: SUBSEQUENT EVENT

On February 10, 2008, we entered into an Asset Purchase Agreement with TLC Services Group, Inc. ("TLC"), a privately-held California corporation. The aggregate purchase price of selected assets of TLC is anticipated to be approximately $5.0 million in cash and the purchase is expected to close in late February 2008. Founded in 1975, TLC is a skilled truck-driver staffing provider with operations in Arizona, California, Idaho, Nevada, New Jersey, Oregon, Pennsylvania, Texas, Utah and Washington.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TrueBlue, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of TrueBlue, Inc. and its subsidiaries at December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, as of December 30, 2006.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Skilled Services Corporation and PlaneTechs, LLC from its assessment of internal control over financial reporting as of December 28, 2007 because they were acquired by the Company in a purchase business combination during 2007. We have also excluded Skilled Services Corporation and PlaneTechs, LLC from our audit on internal control over financial reporting. Skilled Services Corporation and PlaneTechs, LLC are wholly-owned subsidiaries whose total assets represent 6% and 10%, respectively, and whose total revenues represent 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2007.

PricewaterhouseCoopers LLP
Seattle, Washington
February 19, 2008

Selected Quarterly Financial Data (unaudited)
in Thousands (except per share data)

	First	Second	Third	Fourth
2007
Revenue from services	$ 290,237	$ 351,131	$ 390,672	$ 353,616
Cost of services	197,446	239,244	265,168	241,705

Gross profit	92,791	111,887	125,504	111,911
Selling, general and administrative expenses	77,376	81,902	89,077	87,865
Depreciation and amortization	2,401	2,858	3,402	3,562

Income from operations	13,014	27,127	33,025	20,484

Interest expense	(262)	(424)	(116)	(163)
Interest and other income	3,544	2,862	2,620	2,892

Interest and other income, net	3,282	2,438	2,504	2,729

Income before tax expense	16,296	29,565	35,529	23,213
Income tax expense	5,948	10,791	12,806	8,860

Net income	$ 10,348	$ 18,774	$ 22,723	$ 14,353

Net income per common share:
Basic	$ 0.21	$ 0.41	$ 0.51	$ 0.33
Diluted	$ 0.21	$ 0.41	$ 0.51	$ 0.33

2006
Revenue from services	$ 297,067	$ 339,777	$ 374,126	$ 338,148
Cost of services	204,150	230,326	253,262	228,035

Gross profit	92,917	109,451	120,864	110,113
Selling, general and administrative expenses	74,224	79,509	81,790	83,158
Depreciation and amortization	2,796	2,672	2,441	2,455

Income from operations	15,897	27,270	36,633	24,500

Interest expense	(263)	(170)	(149)	(193)
Interest and other income	3,009	3,171	3,167	3,301

Interest and other income, net	2,746	3,001	3,018	3,108

Income before tax expense	18,643	30,271	39,651	27,608
Income tax expense	7,177	11,655	14,823	6,046

Net income	$ 11,466	$ 18,616	$ 24,828	$ 21,562

Net income per common share:
Basic	$ 0.21	$ 0.35	$ 0.48	$ 0.42
Diluted	$ 0.21	$ 0.35	$ 0.48	$ 0.42

Item 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.             CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.    We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 28, 2007, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company have concluded that the Company's disclosure controls and procedures are effective.

Management's Annual Report on Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of December 28, 2007. The effectiveness of our internal control over financial reporting as of December 28, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

We excluded Skilled Services Corporation and PlaneTechs, LLC from our assessment of internal control over financial reporting as of December 28, 2007 because these businesses were acquired during 2007. Skilled Services Corporation and PlaneTechs, LLC are wholly-owned subsidiaries whose total assets represent 6% and 10%, respectively, and whose total revenues represent 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2007.

Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 28, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.             OTHER INFORMATION

None.

PART III

Item 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the heading "Election of Directors" in our definitive proxy statement for use in connection with the 2008 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after our fiscal year ended December 28, 2007, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading "Executive Officers" in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to the Company's Audit Committee and Governance Committee is set forth under the heading "Corporate Governance" in our Proxy Statement, and is incorporated herein by reference thereto.

New York Stock Exchange Certification.    The certification of the Chief Executive Officer required by the New York Stock Exchange Listing Standards, Section 303A.12(a), relating to TrueBlue's compliance with the New York Stock Exchange Corporate Governance Listing Standards, was submitted to the New York Stock Exchange on June 19, 2007.

In addition, the Company's CEO and CFO certifications required under Section 302 of the Sarbanes Oxley Act of 2002 are filed as exhibits to this Form 10-K.

Item 11.             EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and executive officers and certain information related to the Company's Compensation Committee is set forth under the headings "Executive Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is presented under the heading "Corporate Governance" in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services is presented under the heading "Fees Paid to Independent Public Accountant for Fiscal Years 2007 and 2006" in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

TrueBlue, Inc.
/s/ Steven C. Cooper	2/19/08

Signature	Date
By:	Steven C. Cooper, Director, Chief Executive Officer and President
/s/ Derrek L. Gafford	2/19/08

Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven C. Cooper	2/19/08	/s/ Joseph P. Sambataro, Jr.	2/19/08

Signature	Date	Signature	Date
Steven C. Cooper, Director, Chief Executive Officer and President		Joseph P. Sambataro, Jr., Director
/s/ Keith Grinstein	2/19/08	/s/ William W. Steele	2/19/08

Signature	Date	Signature	Date
Keith Grinstein, Director		William W. Steele, Director
/s/ Thomas E. McChesney	2/19/08	/s/ Robert J. Sullivan	2/19/08

Signature	Date	Signature	Date
Thomas E. McChesney, Director		Robert J. Sullivan, Chairman of the Board
/s/ Gates McKibbin	2/19/08	/s/ Craig Tall	2/19/08

Signature	Date	Signature	Date
Gates McKibbin, Director		Craig Tall, Director

FINANCIAL STATEMENT SCHEDULES

Schedule II, Valuation and Qualifying Accounts (in millions)

Allowance for doubtful accounts activity was as follows:

	2007	2006	2005
Balance, beginning of the year	$5.1	$5.4	$4.2
Charged to expense, net of recoveries	10.0	7.2	9.6
Write-offs	(9.1)	(7.5)	(8.4)

Balance, end of year	$6.0	$5.1	$5.4

Workers' Compensation Claims Reserve activity was as follows:

	2007	2006	2005
Beginning balance	$189.4	$167.8	$135.6

Self-insurance reserve expenses
Expenses related to current year (net of discount)	64.0	64.2	69.4
Changes related to prior years (net of discount)	(19.5)	(7.9)	(10.9)

Total	44.5	56.3	58.5

Amortization of prior years' discount	1.1	2.1	(1.5)

Payments
Payments related to current year claims	(11.6)	(9.0)	(11.5)
Payments related to claims from prior years	(30.9)	(29.6)	(29.5)

Total	(42.5)	(38.6)	(41.0)

Net change in excess claims reserve	2.7	1.8	3.1

Liability assumed from acquired businesses, net of discount	2.2	–	13.1

Ending balance	197.4	189.4	167.8
Less current portion	52.4	52.2	46.2

Long-term portion	$145.0	$137.2	$121.6

Income tax valuation allowance activity was as follows:

	2007	2006	2005
Balance, beginning of the year	$11.9	$8.1	$7.1
Net operating losses in the United Kingdom and Puerto Rico	2.8	3.9	1.0
Other, net	(0.2)	(0.1)	–

Balance, end of year	$14.5	$11.9	$8.1

EXHIBIT INDEX
FORM 10-K
TrueBlue, Inc.

Exhibit Number	Description
3.1(a)	Amended and Restated Articles of Incorporation	(1)
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation, dated December 18, 2007	(2)
3.2(a)	Restated Bylaws	(1)
3.2(b)	Amendment to Restated Bylaws	(3)
4.1	Rights Agreement dated as of January, 1998	(4)
4.2	Second Amendment to Rights Agreement between Labor Ready, Inc. and Computershare Trust Company, Inc. dated as of December 23, 2002	(5)
10.1	1996 Employee Stock Option and Incentive Plan	(6)
10.2	2000 Stock Option Plan (Last Amended January 14, 2002)	(7)
10.3	2002 U.K. Stock Option Plan	(7)
10.4	Form of equipment lease and related schedules at March 28, 2002 between Labour Ready Temporary Services UK Limited as lessee and GE Capital Equipment Finance LTD as lessor	(8)
10.5	Assumption and Novation Agreement among Labor Ready, Inc. and Lumbermen's Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004	(9)
10.6	Indemnification Agreement between Labor Ready, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004	(9)
10.7	2005 Long Term Equity Compensation Program	(10)
10.8	Executive Employment Agreement between Labor Ready, Inc. and James E. Defebaugh, dated August 3, 2005	(11)
10.9	Executive Employment Agreement between Labor Ready, Inc. and Steven C. Cooper, dated May 17, 2006	(12)
10.10	Form Executive Employment Agreement as between Labor Ready, Inc. and Derrek Gafford, Wayne Larkin, and Noel Wheeler, dated December 31, 2006.	(13)
10.11	Form Executive Non-Compete Agreement between Labor Ready, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler.	(13)
10.12	Form Executive Indemnification Agreement between Labor Ready, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler.	(13)
10.13	Form Executive Change in Control Agreement between Labor Ready, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler.	(13)
10.14	Revolving Credit Facility Agreement between Labor Ready, Inc. and Wells Fargo Bank and Bank of America	(14)
21	Subsidiaries of TrueBlue, Inc.
23	Consent of PricewaterhouseCoopers LLP – Independent Registered Public Accounting Firm
31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX (continued)

(1)
Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 12, 2002 (001-14543).
(2)
Incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2007 (001-14543).
(3)
Incorporated by reference to our Current Report on Form 8-K, filed on May 23, 2007 (001-14543).
(4)
Incorporated by reference to our Current Report on Form 8-K, filed on January 16, 1998 (0-23828).
(5)
Incorporated by reference to our Annual Report on Form 10-K, filed on March 14, 2003 (001-14543).
(6)
Incorporated by reference to our Annual Report on Form 10-K, filed on March 26, 1997 (001-14543).
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
(11)
Incorporated by reference to our Current Report on Form 8-K, filed on August 9, 2005 (001-14543).
(12)
Incorporated by reference to our Current Report on Form 8-K, filed on February 23, 2006 (001-14543).
(13)
Incorporated by reference to our Current Report on Form 8-K, filed on January 5, 2007 (001-14543).
(14)
Incorporated by reference to our Current Report on Form 8-K, filed on December 16, 2005 (001-14543).

Copies of Exhibits may be obtained upon request directed to Mr. James Defebaugh or Mr. Derrek Gafford, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC's website found at www.sec.gov.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
COMMENT ON FORWARD LOOKING STATEMENTS
TrueBlue, Inc. 2007 Annual Report on Form 10-K Table of Contents
PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN Among TrueBlue, Inc., the Dow Jones Composite Index and Selected peer group
  Item 6. SELECTED FINANCIAL DATA
Summary Consolidated Financial And Operating Data (in thousands, except per share data and number of branches)
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TrueBlue, Inc. Consolidated Balance Sheets In Thousands (Except Par Values)
TrueBlue, Inc. Consolidated Statements of Income Fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 In Thousands (Except Per Share Data)
TrueBlue, Inc. Consolidated Statements of Shareholders' Equity and Comprehensive Income Fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 In Thousands
TrueBlue, Inc. Consolidated Statements of Cash Flows Fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 In Thousands
TrueBlue, Inc. Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Selected Quarterly Financial Data (unaudited) in Thousands (except per share data)
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX FORM 10-K TrueBlue, Inc.