Form 10-Q
period 2008-03-28
TrueBlue, Inc.
filed 2008-05-01
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 28, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒

As of April 25, 2008, there were 44,320,397 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

TrueBlue, Inc.

Page - 2

PART I.  Financial Information

Item 1.        Financial Statements

TrueBlue, Inc.

Consolidated Balance Sheets

In Thousands (Except Par Values)

	March 28,	December 28,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,025	$57,008
Marketable securities	1,025	10,954
Accounts receivable, net of allowance for doubtful accounts	138,342	140,027
Prepaid expenses, deposits and other current assets	10,369	14,032
Deferred income taxes	9,626	7,487
Total current assets	234,387	229,508
Property and equipment, net	48,368	44,909
Restricted cash	126,298	132,497
Deferred income taxes	7,999	9,998
Goodwill	73,757	71,065
Intangible assets, net	42,074	40,739
Other assets, net	18,448	16,533

Total assets	$551,331	$545,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$24,825	$25,026
Accrued wages and benefits	25,670	25,207
Current portion of workers’ compensation claims reserve	50,309	52,360
Income tax payable	641	7,377
Other current liabilities	4,024	4,568
Total current liabilities	105,469	114,538
Workers’ compensation claims reserve, less current portion	147,642	145,042
Other non-current liabilities	1,994	1,842
Total liabilities	255,105	261,422

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	--	--
Common stock, no par value, 100,000 shares authorized; 44,308 and 43,917 shares issued and outstanding	1	1
Accumulated other comprehensive income	3,941	3,738
Retained earnings	292,284	280,088

Total shareholders’ equity	296,226	283,827

Total liabilities and shareholders’ equity	$551,331	$545,249

See accompanying notes to consolidated financial statements

Page - 3

TrueBlue, Inc.

Consolidated Statements of Income

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen weeks ended
	March 28, 2008	March 30, 2007
Revenue from services	$324,016	$290,237

Cost of services	225,661	197,446
Gross profit	98,355	92,791

Selling, general and administrative expenses	82,484	77,376
Depreciation and amortization	3,908	2,401
Income from operations	11,963	13,014

Interest expense	(132)	(262)
Interest and other income	2,028	3,544
Interest and other income, net	1,896	3,282

Income before tax expense	13,859	16,296

Income tax expense	5,058	5,948

Net income	$8,801	$10,348

Net income per common share:
Basic	$0.20	$0.21
Diluted	$0.20	$0.21

Weighted average shares outstanding:
Basic	43,362	49,076
Diluted	43,494	49,342

See accompanying notes to consolidated financial statements

Page - 4

TrueBlue, Inc.

Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Thirteen weeks ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net income	$8,801	$10,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,908	2,401
Provision for doubtful accounts	2,252	1,631
Stock-based compensation	2,768	2,356
Excess tax benefits from stock-based compensation	-	(418)
Deferred income taxes	421	229
Other operating activities	132	-
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(796)	3,793
Income taxes	(6,036)	4,792
Other assets	1,916	3,889
Accounts payable and other accrued expenses	(510)	5,478
Accrued wages and benefits	463	(5,179)
Workers’ compensation claims reserve	602	(1,588)
Other liabilities	(486)	-
Net cash provided by operating activities	13,435	27,732

Cash flows from investing activities:
Capital expenditures	(5,829)	(6,189)
Purchases of marketable securities	(27,144)	(102,813)
Maturities of marketable securities	37,055	110,496
Acquisition of business	(5,319)	-
Change in restricted cash	6,199	(1,891)
Other	45	-
Net cash provided by (used in) investing activities	5,007	(397)

Cash flows from financing activities:
Purchase and retirement of common stock	-	(76,749)
Net proceeds from sale of stock through options and employee benefit plans	544	1,489
Shares withheld for taxes upon vesting of restricted stock	(617)	(652)
Excess tax benefits from stock-based compensation	-	418
Payments on debt	(64)	(188)
Net cash used in financing activities	(137)	(75,682)
Effect of exchange rates on cash	(288)	199
Net change in cash and cash equivalents	18,017	(48,148)
CASH AND CASH EQUIVALENTS, beginning of period	57,008	107,944
CASH AND CASH EQUIVALENTS, end of period	$75,025	$59,796

See accompanying notes to cosolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 28, 2007. Operating results for the thirteen week period ended March 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 26, 2008.

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the last Friday of December. Fiscal years 2008 and 2007 are 52-week years.

Revenue recognition

Revenue from services is recognized at the time the service is provided and is net of adjustments related to customer credits.  A portion of our revenue is derived from Cash Dispensing Machine fees, which are immaterial for all periods presented.  Sales coupons or other incentives are recognized in the period the related revenue is earned.

Cost of services

Cost of services primarily includes wages of temporary employees and related payroll taxes and workers’ compensation expenses.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount together with interest for certain past due accounts.  The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable credit losses.  The allowance for doubtful accounts is reviewed quarterly and past due balances are written-off when it is probable the receivable will not be collected.  Our allowance for doubtful accounts was $6.0 million as of March 28, 2008 and December 28, 2007.

Property and equipment

Property and equipment are stated at cost and consist of the following (in millions):

	March 28, 2008	December 28, 2007

Buildings and land	$24.4	$23.7
Computers and software	24.6	23.5
Cash dispensing machines	12.3	13.7
Furniture and equipment	9.8	9.6
Construction in progress	17.2	13.1
	88.3	83.6
Less accumulated depreciation and amortization	(39.9)	(38.7)

	$48.4	$44.9

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

Shares outstanding

Shares outstanding for reportable purposes include shares of unvested restricted stock.  As of March 28, 2008, 0.9 million shares of unvested restricted stock were included in reportable shares outstanding.  Shares of unvested restricted stock are excluded from our calculation of basic net income per common share, but their dilutive impact is added back in the calculation of diluted net income per common share.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. We adopted SFAS No. 157 on December 29, 2007, the first day of our 2008 fiscal year.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. Our cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  Our Level 1 investments are valued using quoted market prices in active markets.  Our Level 2 investments are valued using broker or dealer quotations.  As of March 28, 2008, our Level 1 investments consisted of money market accounts totaling $47.4 million and were recorded as Cash and cash equivalents in our Consolidated Balance Sheet. Level 2 investments were recorded as Marketable securities in our Consolidated Balance Sheet as of March 28, 2008 and consisted of $1.0 million in municipal obligations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, modifies certain presentation and disclosure requirements in the Consolidated Balance Sheets and applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited.  We do not anticipate the adoption of SFAS No. 160 will have a material effect on our consolidated financial position, results of operations or cash flows.

Page - 7

NOTE 2: RESTRICTED CASH

Restricted cash consists primarily of cash held by our insurance carrier as collateral for our workers’ compensation program.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers.  Committed collateral represents instruments that have been provided or pledged to an insurance company for either the direct payment of claims, or to cover the cost of claims in the event we are unable to make payment.

The following is a summary of restricted cash as of the last day of the fiscal periods presented (in millions):

	March 28, 2008	December 28, 2007
Workers’ Assurance Program-committed collateral	$118.3	$126.4
Cash collateralizing surety bonds	4.0	4.0
Other	4.0	2.1
Total Restricted Cash	$126.3	$132.5

NOTE 3: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually.  We have coverage with American International Group, Inc. (“AIG”) for occurrences during  the period from July 2007 to July 2008.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis.  At March 28, 2008, our reserves are discounted at rates ranging from 3.00% to 6.06%.  Included in the accompanying Consolidated Balance Sheets as of March 28, 2008 and December 28, 2007 are discounted workers’ compensation claims reserves in the amounts of $198.0 million and $197.4 million, respectively.

For workers’ compensation claims originating in Washington, West Virginia, North Dakota, Ohio, Wyoming, Canada and Puerto Rico (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs.  Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions.

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums, any changes in the valuation allowance related to receivables from insurance companies as described below and other miscellaneous expenses. Workers’ compensation expense totaling $13.5 million and $14.4 million was recorded for the thirteen weeks ended March 28, 2008 and March 30, 2007, respectively.

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

Page - 8

guaranty funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations.

Our valuation allowance against receivables from Troubled Insurance Companies as of March 28, 2008 and December 28, 2007 is $7.1 million and $7.1 million, respectively.  Total discounted receivables from insurance companies, net of related valuation allowance, as of March 28, 2008 and December 28, 2007 are $16.3 million and $14.9 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

NOTE 4: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill (in millions):

	March 28, 2008			December 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$36.0	$(6.4)	$29.6	$35.3	$(5.2)	$30.1
Trade name/trademarks	3.5	(0.1)	3.4	3.2	(0.2)	3.0
Non-compete agreements	2.9	(0.3)	2.6	1.3	(0.2)	1.1
	$42.4	$(6.8)	$35.6	$39.8	$(5.6)	$34.2

Indefinite-lived intangible assets:
Trade name/trademarks	$6.5	$-	$6.5	$6.5	$-	$6.5

(1) Excludes intangible assets that are fully amortized.

We added $2.8 million in amortizable intangible assets during the first quarter of 2008 as a result of an acquisition.  Amortization expense related to our amortizable intangible assets was $1.5 million during the first quarter of 2008 compared to $0.4 million for the first quarter of 2007.

The following table provides estimated amortization expense of intangible assets other than Goodwill for the next five years and thereafter (in millions):

Remainder of 2008	$4.7
2009	6.1
2010	6.0
2011	5.7
2012	3.3
Thereafter	9.8
$35.6

NOTE 5: NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares include the dilutive effects of outstanding options and non-vested restricted stock except where their inclusion would be anti-dilutive.

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented.  Anti-dilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter.  The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our calculation were 1.5 million for the thirteen weeks ended March 28, 2008 and 0.8 million for the thirteen weeks ended March 30, 2007.

Page - 9

The following tables present the calculation of Net income per common share- Basic and Diluted (in thousands, except per share data):

	Thirteen weeks ended
	March 28,	March 30,
	2008	2007

Net income	$8,801	$10,348

Weighted average number of common shares used in basic net income per common share	43,362	49,076
Dilutive effect of outstanding stock options and non-vested restricted stock	132	266
Weighted average number of common shares used in diluted net income per common share	43,494	49,342

Net income per common share:
Basic	$0.20	$0.21
Diluted	$0.20	$0.21

The decrease in weighted average shares year over year is primarily due to our share repurchase program.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

As of March 28, 2008 we had an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) expiring in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provided us with access to loan advances and letters of credit.  The amounts we could borrow (our borrowing capacity) under this agreement were largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of March 28, 2008, our margin was 0.50% and our unused capacity fee was 0.15%.  At March 28, 2008, we had $34.5 million of letters of credit issued against that borrowing capacity leaving us with $45.5 million available for future borrowings.  The Revolving Credit Facility required that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

On April 15, 2008, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amends and restates the existing Revolving Credit Facility.  The Amended and Restated Credit Agreement extends the term of the Revolving Credit Facility from November 2008 to April 2011.    In addition, pursuant to the Amended and Restated Credit Agreement, we may request (in no more than three instances) that the Revolving Credit Facility be increased from $80 million up to $160 million in the aggregate, subject to certain specified conditions, including bank approval.  The Amended and Restated Credit Agreement also eliminates the asset coverage covenant ratio that was contained in the Revolving Credit Facility.    Except as set forth above, the Amended and Restated Credit Agreement did not materially change the terms of the Credit Agreement.

Workers’ compensation commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Revolving Credit Facility bear fluctuating annual fees, which were approximately 0.55% of the principal amount of the letters of credit outstanding as of March 28, 2008.  The letters of credit issued related to our Workers’ Assurance Program bear fluctuating annual fees, which were approximately 0.58% of the principal amount of the letters of credit outstanding as of March 28, 2008.  The surety bonds bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge.

Page - 10

At March 28, 2008 and December 28, 2007 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	March 28,	December 28,
	2008	2007
Workers’ Assurance Program - committed collateral	$118.3	$126.4
Letters of credit	34.5	34.5
Surety bonds (1)	17.3	17.2
Other cash-backed instruments	1.1	1.2
Total Collateral Commitments	$171.2	$179.3

(1) We had $4.0 million at March 28, 2008 and December 28, 2007 of restricted cash collateralizing our surety bonds.

Legal contingencies and developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety.  From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be reasonably estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We have established reserves for our contingent legal and regulatory liabilities in the amount of $4.5 million at March 28, 2008 and $4.8 million at December 28, 2007. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On July 16, 2003, Alecia Recio, Elizabeth Esquivel, Debbie Owen and Barry Selbts, each a current or former employee of ours, jointly filed an action in United States District Court for the Central District of California, alleging failure to pay overtime under state and federal law and seeking unspecified damages and certification of a class of similarly situated employees (this matter now includes the claims of Scott Romer and Shawna Clark previously pursued in a separate action). On September 23, 2003, the court dismissed the case for improper venue. On October 1, 2003, Recio re-filed her case in California State Court, Los Angeles County, seeking similar relief on behalf of our employees employed in the State of California.  The case went to mediation on September 27, 2007 and on October 12, 2007.  Subsequently, the parties entered into a settlement which resolved all claims.  The settlement is subject to final court approval.  All amounts related to settlement are accounted for in our established reserves for our contingent legal and regulatory liabilities.

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We disputed the Division’s position that we provide taxable services under New Jersey law and filed an administrative protest.  The administrative protest was handled internally by the Division and did not involve any outside or independent governmental bodies.  On September 19, 2006, the Division issued a final determination increasing the amount that we allegedly owe for delinquent sales taxes, penalties and interest to $8.1 million.  Interest continues to accrue on this amount.  We have now sought independent review of this determination by filing a complaint with the Tax Court of New Jersey on December 15, 2006.  A trial date had previously been set for October 10, 2007.  The Tax Court of New Jersey has postponed the trial date to a date still to be determined.  This matter is currently in the discovery phase.

NOTE 7: STOCK BASED COMPENSATION

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

Page - 11

Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended March 28, 2008 was $2.8 million, before income taxes, compared to total stock-based compensation expense for the thirteen weeks ended March 30, 2007 of $2.4 million, before income taxes.

Stock options

We have stock option and incentive plans for directors, officers, and employees, which provide for nonqualified stock options and incentive stock options.  We issue new shares of common stock upon exercise of stock options.  The majority of our unvested stock options “cliff vest” in three-years from the date of grant and expire if not exercised within seven years from the date of grant.  The maximum contractual term for our outstanding awards is ten years.

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Thirteen weeks ended
	March 28,	March 30,
	2008	2007
Expected life (in years)	3.48	3.48
Expected volatility	43.5%	40.5%
Risk-free interest rate	2.2%	4.9%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$5.07	$6.74

Stock option activity follows (shares in thousands):

	Thirteen weeks ended March 28, 2008
	Shares	(1) Price
Outstanding at beginning of period	1,025	$16.88
Granted	239	$14.85
Exercised	(60)	$9.44
Forfeited	(29)	$19.32
Expired	(8)	$21.24

Outstanding at the end of the period	1,167	$16.64

Exercisable at the end of the period	604	$16.05

(1) Weighted average exercise price.

As of March 28, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.6 million, which is expected to be recognized over a weighted average period of 2.2 years through 2012.

Restricted Stock

Restricted stock is granted to certain key employees and vests over periods ranging from three to four years.  Compensation cost of restricted stock is calculated based on the grant-date market value.  We recognize compensation cost on a straight line basis over the vesting period for the awards that are expected to vest.

Page - 12

Restricted stock activity follows (shares in thousands):

	Thirteen weeks ended March 28, 2008
	Shares	(1) Price
Nonvested at beginning of period	663	$19.70
Granted	350	$14.70
Vested	(135)	$19.31
Forfeited	(18)	$17.75

Nonvested at the end of the period	860	$17.60

(1) Weighted average market price on grant date.

As of March 28, 2008, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $13.3 million, which is expected to be recognized over a weighted average period of 1.9 years through 2012.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  Under the Plan, 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.5 million shares have been issued and 0.4 million shares remain available for future issuance.  The ESPP expires on June 30, 2010. During the thirteen weeks ended March 28, 2008 and March 30, 2007, participants purchased 37,000 and 25,000 shares in the ESPP for cash proceeds of $0.4 million and $0.4 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan.  The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

NOTE 8: STOCK PURCHASES

Under our authorized share purchase program, we purchased and retired 4.1 million shares of our common stock during the thirteen weeks ended March 30, 2007 for a total amount of $76.7 million, including commissions.  We did not purchase any shares of our common stock during the thirteen weeks ended March 28, 2008.  As of March 28, 2008 we had $37.5 million of common stock available to us for future purchases under the current authorization with no expiration date.

NOTE 9: COMPREHENSIVE INCOME

Our comprehensive income is made up of net income, foreign currency translation adjustment, net of tax and unrealized gain or loss on marketable securities.  The following is a summary of comprehensive income (in thousands):

	Thirteen weeks ended
	March 28,	March 30,
	2008	2007
Net income	$8,801	$10,348

Other comprehensive income:
Foreign currency translation adjustment, net of tax	223	32
Unrealized loss on marketable securities	(20)	(5)
Other comprehensive income	203	27
Comprehensive income	$9,004	$10,375

NOTE 10: SUBSEQUENT EVENT

Effective April 28, 2008, we acquired Personnel Management, Inc. (“PMI”), a light industrial staffing company, for approximately $19 million.  The acquisition expands our presence in the light industrial staffing niche.  Founded in 1986, PMI provides light industrial staffing to warehousing, manufacturing, and distribution clients. The company serves the marketplace through 43 branches located in Indiana, Kentucky, Tennessee, Georgia, South Carolina, North Carolina, Florida, Michigan, and Texas.

Page - 14

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “believe,” “expect,” “intend,” “plan” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Executive Overview

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is an international provider of temporary blue-collar staffing.  Each year, we put approximately 600,000 people to work through the following brands:  Labor Ready for general labor, Spartan Staffing for light industrial, and CLP Resources, PlaneTechs, and TLC Drivers for skilled trades.  We serve more than 300,000 small to mid-sized businesses in the construction, warehousing, hospitality, landscaping, transportation, light manufacturing, retail, wholesale, facilities, sanitation, and aviation industries.

Revenue for the thirteen weeks ended March 28, 2008 of $324.0 million increased 11.6% compared to $290.2 million for the thirteen weeks ended March 30, 2007.  The increase in revenue was primarily the result of the acquisitions completed within the last twelve months. Gross profit as a percentage of revenue was 30.4% for the thirteen weeks ended March 28, 2008 compared to 32.0% for the thirteen weeks ended March 30, 2007.  The decrease in gross profit was primarily due to acquisitions made within the last twelve months and pay rates to our temporary employees increasing faster than the bill rates charged to customers.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 25.5% of revenue for the thirteen weeks ended March 28, 2008 compared to 26.7% for the thirteen weeks ended March 30, 2007.  SG&A as a percentage of revenue was lower during the current year period primarily due to branch closures over the past twelve months and acquisitions made over the last twelve months.

Net income was $8.8 million, or $0.20 per diluted share, for the thirteen weeks ended March 28, 2008 which was a decrease of 14.6% compared to net income of $10.3 million, or $0.21 per diluted share, for the thirteen weeks ended March 30, 2007.  Net income per diluted share has been impacted by a decrease in our weighted average shares outstanding due to a significant share repurchase effort during 2007. Since the beginning of 2007 we have purchased approximately 7.6 million shares of our common stock at a cost of $150.3 million, including commissions.

On February 23, 2008, we acquired TLC Services Group, Inc. (“TLC”), a privately-held California corporation.  The aggregate purchase price of selected assets of TLC was approximately $5.3 million in cash.  Founded in 1975, TLC is a skilled truck-driver staffing provider with operations in Arizona, California, Idaho, Nevada, New Jersey, Oregon, Pennsylvania, Texas, Utah and Washington.

Effective April 28, 2008, we acquired Personnel Management, Inc. (“PMI”), a light industrial staffing company, for approximately $19 million.  The acquisition expands our presence in the light industrial staffing niche.  Founded in 1986, PMI provides light industrial staffing to warehousing, manufacturing, and distribution clients. The company serves the marketplace through 43 branches located in Indiana, Kentucky, Tennessee, Georgia, South Carolina, North Carolina, Florida, Michigan, and Texas.

Page - 15

RESULTS OF OPERATIONS

The following table presents selected consolidated financial data (in thousands, except per share amounts):

	Thirteen weeks ended
	March 28, 2008	March 30, 2007

Revenue from services	$324,016	$290,237
Total revenue growth %	11.6%	(2.3%)
Same store branch revenue growth %	(1.6%)	(3.1%)
Gross profit as a % of revenue	30.4%	32.0%
SG&A as a % of revenue	25.5%	26.7%
Operating Income	$11,963	$13,014
Operating Income as % of revenue	3.7%	4.5%

Depreciation and amortization	$3,908	$2,401
Interest and other income, net	$1,896	$3,282
Effective income tax rate	36.5%	36.5%
Net income	$8,801	$10,348
Net income as a % of revenue	2.7%	3.6%
Net income per diluted share	$0.20	$0.21

Branch Offices and Revenue from Services.  The number of branches decreased to 901 at March 28, 2008 from 913 locations at March 30, 2007, a net decrease of 12 branches.  Revenue for the thirteen weeks ended increased 11.6% compared to the thirteen weeks ended March 30, 2007.  The change in revenue was made up of the following five components:

•                  a 1.6% decline in same store branch revenue, defined as those branches opened one year or longer;

•                  a 15.0% increase due to acquired branches;

•                  a 3.2% decline in revenue related to branches closed over the past twelve months;

•                  a 1.3% increase in revenue from new branches opened less than one year, excluding the acquired branches; and

•                  a net 0.1% increase from currency offset by the timing impact of the Easter holiday.  The Easter holiday occurred in the first quarter of 2008 as compared to the second quarter of 2007.

Gross profit.  Gross profit was 30.4% of revenue for the thirteen weeks ended March 28, 2008 compared to 32.0% of revenue for the thirteen weeks ended March 30, 2007.  The decrease in gross profit was primarily related to acquisitions made over the last twelve months and pay rates to our temporary employees increasing faster than bill rates to our customers offset by a decline in workers’ compensation expense.  Pay rates have been growing faster than bill rates for several quarters as a result of minimum wage increases, a competitive pricing environment associated with a slowing economy, and a decrease in the mix of residential construction.  Pay rates increased 4.3% and bill rates increased 2.8% this quarter in comparison with the same quarter last year.  The gap between pay rates and bill rates declined to 1.4% in the first quarter of 2008.  Gross profit was also lower as a percentage of revenue for the current year period due to acquisitions over the last twelve months that have lower gross profits than our core business.  Workers’ compensation costs for the thirteen weeks ended March 28, 2008 were approximately 4.2% of revenue compared to 5.0% of revenue for the thirteen weeks ended March 30, 2007.  The improvement in workers’ compensation expense is due primarily to the continued success of our accident prevention and risk management programs that have been implemented over several years.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 25.5% for the thirteen weeks ended March 28, 2008 compared to 26.7% for the thirteen weeks ended March 30, 2007.  SG&A expenses were lower as a percentage of revenue compared to the prior year period primarily as a result of branches closed within the last twelve months and acquisitions made over the last twelve months, offset by branches opened within the last twelve months and a decline in our same branch sales.  During 2007 we closed 58 branches, and we closed 6 branches in the first quarter of 2008.  SG&A as a percentage of revenue for the companies we acquired over the last twelve months was lower than that of our core business resulting in a decrease in the overall SG&A percentage.  We opened 25 new branches since the beginning of 2007 which increases our overall SG&A percentage due to the initial low revenue volume of new branches.  Likewise, the decline in same branch revenue produced negative leverage in our SG&A as a percentage of revenue due to the fixed costs in our business.

Page - 16

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased to $3.9 million for the thirteen weeks ended March 28, 2008 compared to $2.4 million for the thirteen weeks ended March 30, 2007. The increase during 2008 was primarily due to increased amortization of intangibles from acquisitions made over the last twelve months.

Interest and Other Income, net. We recorded net interest and other income of $1.9 million for the thirteen weeks ended March 28, 2008 compared to $3.3 million during the thirteen weeks ended March 30, 2007.  The decrease is related to a lower cash balance as well as lower investment yields.  The decrease in cash is primarily related to the use of cash to purchase our common stock and fund the acquisition of new businesses.

As of March 28, 2008, approximately 54% of our restricted cash is subject to annual interest rate reset by our insurance carriers.  The interest rate resets in conjunction with our July 1 insurance policy renewal.  The interest rate is based on the one year U.S. Constant Maturity Treasury yield plus a spread of approximately 20 basis points.  With the recent downward pressure on short-term interest rates, we anticipate that interest  income could be lower in the future based upon the anticipated interest rate reset in July 2008.  The interest rate for the period July 2007 to July 2008 was 5.2%.  Our best estimate of the interest rate for our restricted cash subject to reset on July 1, 2008 is based on the current one year Treasury yield.  Based on the one year Treasury yield on April 28, 2008, the interest rate would have been set at 2.2%

Income Tax. Our effective tax rate on earnings for the thirteen weeks ended March 28, 2008 was 36.5%, compared to 36.5% for the thirteen weeks ended March 30, 2007.  The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results from state income taxes, federal tax credits, tax exempt interest income, and certain non-deductible expenses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Our cash flows provided by operating activities were as follows (in thousands):

	Thirteen weeks ended
	March 28, 2008	March 30, 2007

Net income	$8,801	$10,348
Depreciation and amortization	3,908	2,401
Provision for doubtful accounts	2,252	1,631
Stock-based compensation	2,768	2,356
Excess tax benefits from stock-based compensation	-	(418)
Deferred income taxes	421	229
Other operating activities	132	-
Changes in operating assets and liabilities, exclusive of business acquired	(4,847)	11,185
Net cash provided by operating activities	$13,435	$27,732

Net cash provided by operating activities was $13.4 million for the thirteen weeks ended March 28, 2008 and was primarily due to our net income.  Net income totaled $8.8 million for the thirteen weeks ended March 28, 2008.  Cash used by operating assets and liabilities during the first quarter of 2008 was the result of a decrease in income taxes payable due to timing differences associated with income tax payments.  Timing differences associated with income tax payments are also the primary reason for the decrease in net cash provided by operating activities for the thirteen weeks ended March 28, 2008 as compared to the prior year period.

Page - 17

Cash Flows from Investing Activities

Our cash flows provided by (used in) investing activities were as follows (in thousands):

	Thirteen weeks ended
	March 28, 2008	March 30, 2007

Capital expenditures	$(5,829)	$(6,189)
Purchases of marketable securities	(27,144)	(102,813)
Maturities of marketable securities	37,055	110,496
Acquisition of business	(5,319)	-
Change in restricted cash	6,199	(1,891)
Other	45	-
Net cash provided by (used in) investing activities	$5,007	$(397)

Net cash provided by investing activities was $5.0 million for the thirteen weeks ended March 28, 2008.  For the thirteen weeks ended March 28, 2008, net maturities of marketable securities and a decrease in restricted cash was offset by the acquisition of TLC Drivers and capital expenditures primarily related to investments in technology.

Cash Flows from Financing Activities

Our cash flows used in by financing activities were as follows (in thousands):

	Thirteen weeks ended
	March 28, 2008	March 30, 2007

Purchase and retirement of common stock	$-	$(76,749)
Net proceeds from sale of stock through options and employee benefit plans	544	1,489
Shares withheld for taxes upon vesting of restricted stock	(617)	(652)
Excess benefits from stock-based compensation	-	418
Payments on debt	(64)	(188)
Net cash used in financing activities	$(137)	$(75,682)

We purchased $76.7 million of our common stock during the thirteen weeks ended March 30, 2007.  We did not purchase any shares of our common stock during the thirteen weeks ended March 28, 2008.  As of March 28, 2008 we had $37.5 million of common stock available to us for future repurchases under the current authorization.

Capital Resources

As of March 28, 2008 we had an $80.0 million credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) expiring in November 2008.  The Revolving Credit Facility, which is secured by substantially all our assets except our real estate, provided us with access to loan advances and letters of credit.  The amounts we could borrow (our borrowing capacity) under this agreement were largely a function of the levels of our accounts receivable from time to time, supplemented by pledged collateral. Under the terms of the Revolving Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of March 28, 2008, our margin was 0.50% and our unused capacity fee was 0.15%.  At March 28, 2008, we had $34.5 million of letters of credit issued against that borrowing capacity leaving us with $45.5 million available for future borrowings.  The Revolving Credit Facility requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Revolving Credit Facility.

Page - 18

On April 15, 2008, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amends and restates the existing Revolving Credit Facility.  The Amended and Restated Credit Agreement extends the term of the Revolving Credit Facility from November 2008 to April 2011.  In addition, pursuant to the Amended and Restated Credit Agreement, we may request (in no more than three instances) that the Revolving Credit Facility be increased from $80 million up to $160 million in the aggregate, subject to certain specified conditions, including bank approval.  The Amended and Restated Credit Agreement also eliminates the asset coverage covenant ratio that was contained in the Revolving Credit Facility.  Except as set forth above, the Amended and Restated Credit Agreement did not materially change the terms of the Credit Agreement.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts, as well as cash deposits held by our insurance carriers.  At March 28, 2008 we had restricted cash in our Workers’ Assurance Program totaling $120.6 million.  Of this cash, $118.3 million was committed to insurance carriers leaving $2.3 million available for future needs.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

We provide workers’ compensation insurance for our temporary and permanent employees.  Our workers’ compensation insurance policies must be renewed annually.  We have coverage with American International Group, Inc. (“AIG”) for occurrences during  the period from July 2007 to July 2008.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Generally, our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims.  Although the estimated claims are expensed as incurred, the claim payments are made over weighted average periods ranging from 4 to 6 years.  We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses.  Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims.  At March 28, 2008 our reserves are discounted at rates ranging from 3.00% to 6.06%.

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

Throughout the year, management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment.  Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuaries, appropriate discount rates, and estimated payment patterns.  Factors that have caused our estimated losses for prior years to change include, among other things, (1) inflation of medical and indemnity costs at a rate higher than originally anticipated, (2) regulatory and legislative developments that have increased benefits and settlement requirements in several states, (3) a different mix of business than previously anticipated, (4) the impact of safety initiatives implemented, and (5) positive or adverse development of claim reserves.  Adjustments to prior period reserves are charged or credited to expense in the period in which the estimate changes.  Due to the timing difference between recognition of expense and claim payments we generally anticipate that our reserves will continue to grow.

Page - 19

Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.  Changes related to prior years reserves (net of discount) were $5.0 for the thirteen weeks ended March 28, 2008 and $5.9 million for the thirteen weeks ended March 30, 2007.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. In connection with the renewal of our policy, insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they become responsible should we become insolvent.  Such amounts can increase or decrease independent of our assessments and reserves.  We generally anticipate that our collateral obligations will continue to grow.

At March 28, 2008 and December 28, 2007 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	March 28,	December 28,
	2008	2007
Workers’ Assurance Program-committed collateral	$118.3	$126.4
Letters of credit	34.5	34.5
Surety bonds (1)	17.3	17.2
Other cash-backed instruments	1.1	1.2
Total Collateral Commitments	$171.2	$179.3

(1) We had $4.0 million at March 28, 2008 and December 28, 2007 of restricted cash collateralizing our surety bonds.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers.  The fees related to those instruments subject to an annual fee were approximately 0.57% as of March 28, 2008.

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	March 28,	December 28,
	2008	2007

Ending workers’ compensation reserve:	$198.0	$197.4
1) Discount on reserves	44.2	44.2
2) Timing of collateral release with prior providers	1.1	(1.5)
3) Collateral posted with current provider in comparison to obligation incurred	(46.3)	(35.8)
4) Discounted reserves for claims above our deductible	(25.8)	(25.0)

Total Collateral Commitments	$171.2	$179.3

Our total collateral commitments differ from our workers’ compensation reserve due to several factors including the following which are reconciled above:

Page - 20

(1)   Our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve;

(2)   A delay in the release of collateral posted with prior insurance companies for claims that have been previously paid and, therefore, are no longer reflected in the reserve;

(3)   Collateral posted with the current insurance carrier and various state entities in comparison to the estimated balance of unpaid claims which can be influenced by their perception of our credit risk; and

(4)   Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”).

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.  There were no material changes outside the ordinary course of business in our contractual obligations during the thirteen week period ended March 28, 2008.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  As of March 28, 2008, our purchased investments included in cash and cash equivalents had maturities of less than 90 days from the date of purchase.  Our cash and cash equivalents are primarily held in money market funds, which may contain variable rate demand notes and auction rate securities.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2007 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of March 28, 2008, our marketable securities consist of a $1.0 million municipal obligation.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2007 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and our CFO concluded that, as of March 28, 2008, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  During the thirteen weeks ended March 28, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 21

PART II.  Other Information

Item 1.        Legal Proceedings

See Note 6 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for fiscal 2007.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of March 28, 2008 we had $37.5 million of common stock available to us for future purchases under our current board approved authorization with no expiration date.  We did not purchase any of our common stock during the thirteen weeks ended March 28, 2008.

The table below reports shares that we purchased in order to satisfy employee tax withholding obligations upon the vesting of restricted stock.  These shares were not acquired pursuant to any publicly announced purchase plan or program.

Period	Total number of shares purchased	Weighted average price paid per share
12/29/07 through 1/25/08	22,547	$13.09
1/26/07 through 2/22/08	22,082	$14.17
2/23/08 through 3/28/08	678	$12.94
Total	45,307	$13.61

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

Page - 22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUEBLUE, INC.

/s/ Steven C. Cooper	5/1/08
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer
and President

/s/ Derrek L. Gafford	5/1/08
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive
Vice President

Page - 23