Form 10-Q
period 2008-06-27
TrueBlue, Inc.
filed 2008-07-31
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 27, 2008

or

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

As of July 25, 2008, there were 43,391,294 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

TrueBlue, Inc.

Page - 2

PART I.  Financial Information

Item 1.    Financial Statements

TrueBlue, Inc.

Consolidated Balance Sheets

In Thousands (Except Par Values)

	June 27,	December 28,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,749	$57,008
Marketable securities	1,029	10,954
Accounts receivable, net of allowance for doubtful accounts	148,977	140,027
Prepaid expenses, deposits and other current assets	10,257	14,032
Deferred income taxes	12,182	7,487
Total current assets	238,194	229,508
Property and equipment, net	52,439	44,909
Restricted cash	121,257	132,497
Deferred income taxes	7,914	9,998
Goodwill	83,971	71,065
Intangible assets, net	45,008	40,739
Other assets, net	18,570	16,533

Total assets	$567,353	$545,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$24,549	$25,026
Accrued wages and benefits	30,030	25,207
Current portion of workers’ compensation claims reserve	51,545	52,360
Income tax payable	264	7,377
Other current liabilities	1,741	4,568
Total current liabilities	108,129	114,538
Workers’ compensation claims reserve, less current portion	153,384	145,042
Other non-current liabilities	1,986	1,842
Total liabilities	263,499	261,422

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized;
No shares issued and outstanding	--	--
Common stock, no par value, 100,000 shares authorized;
43,524 and 43,917 shares issued and outstanding	1	1
Accumulated other comprehensive income	3,854	3,738
Retained earnings	299,999	280,088

Total shareholders’ equity	303,854	283,827

Total liabilities and shareholders’ equity	$567,353	$545,249

See accompanying notes to consolidated financial statements

Page - 3

TrueBlue, Inc.

Consolidated Statements of Income

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Revenue from services	$370,710	$351,131	$694,726	$641,368

Cost of services	260,167	239,244	485,828	436,690
Gross profit	110,543	111,887	208,898	204,678

Selling, general and administrative expenses	84,569	81,902	167,053	159,278
Depreciation and amortization	3,967	2,858	7,875	5,259
Income from operations	22,007	27,127	33,970	40,141

Interest expense	(251)	(424)	(383)	(687)
Interest and other income	1,875	2,862	3,903	6,406
Interest and other income, net	1,624	2,438	3,520	5,719

Income before tax expenses	23,631	29,565	37,490	45,860

Income tax expense	6,903	10,791	11,961	16,739

Net Income	$16,728	$18,774	$25,529	$29,121

Net income per common share:
Basic	$0.39	$0.41	$0.59	$0.61
Diluted	$0.39	$0.41	$0.59	$0.61

Weighted average shares outstanding:
Basic	43,194	45,888	43,278	47,482
Diluted	43,338	46,201	43,416	47,771

See accompanying notes to consolidated financial statements

Page - 4

TrueBlue, Inc.

Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Twenty-six weeks ended
	June 27,	June 29,
	2008	2007
Cash flows from operating activities:
Net Income	$25,529	$29,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,875	5,259
Provision for doubtful accounts	4,453	4,184
Stock-based compensation	4,504	3,960
Excess tax benefits from stock-based compensation	--	(1,045)
Deferred income taxes	(2,087)	(3,289)
Other operating activities	146	--
Changes in operating assets and liabilities, exclusive of businesses acquired:
Accounts receivable	(2,475)	(14,557)
Income taxes	(6,092)	9,588
Other assets	2,512	5,397
Accounts payable and other accrued expenses	(2,502)	3,321
Accrued wages and benefits	1,633	(1,792)
Workers’ compensation claims reserve	3,141	1,579
Other liabilities	(2,717)	319
Net cash provided by operating activities	33,920	42,045

Cash flows from investing activities:
Capital expenditures	(11,681)	(11,077)
Purchases of marketable securities	(27,146)	(137,864)
Maturities of marketable securities	37,055	178,964
Acquisitions of businesses, net of cash acquired	(22,574)	(26,415)
Change in restricted cash	11,240	(3,956)
Other	(21)	--
Net cash used in investing activities	(13,127)	(348)

Cash flows from financing activities:
Purchases and retirement of common stock	(11,501)	(94,818)
Net proceeds from sale of stock through options and employee benefit plans	1,208	3,339
Shares withheld for taxes upon vesting of restricted stock	(850)	(892)
Excess tax benefits from stock-based compensation	--	1,045
Payments on debt	(128)	(745)
Other	(229)	--
Net cash used in financing activities	(11,500)	(92,071)
Effect of exchange rates on cash	(552)	1,115
Net change in cash and cash equivalents	8,741	(49,259)
CASH AND CASH EQUIVALENTS, beginning of period	57,008	107,944
CASH AND CASH EQUIVALENTS, end of period	$65,749	$58,685

See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments,  which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 28, 2007. Operating results for the twenty-six week period ended June 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 26, 2008.

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the last Friday of December. Fiscal years 2008 and 2007 are 52-week years.

Revenue recognition

Revenue from services is recognized at the time the service is provided and is net of adjustments related to customer credits.  Revenue includes cash dispensing machine fees, billable travel, and other reimbursable costs, which are immaterial for all periods presented.  Sales coupons or other incentives are recognized in the period the related revenue is earned.

Cost of services

Cost of services primarily includes wages of temporary employees and related payroll taxes and workers’ compensation expenses.  Cost of services also includes billable travel and other reimbursable costs, which are immaterial for all periods presented.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount together with interest for certain past due accounts.  The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable credit losses.  The allowance for doubtful accounts is reviewed quarterly and past due balances are written-off when it is probable the receivable will not be collected.  Our allowance for doubtful accounts was $6.1 million and $6.0 million as of June 27, 2008 and December 28, 2007, respectively.

Property and equipment

Property and equipment are stated at cost and consist of the following (in millions):

	June 27, 2008	December 28, 2007

Buildings and land	$24.5	$23.7
Computers and software	25.1	23.5
Cash dispensing machines	12.4	13.7
Furniture and equipment	9.9	9.6
Construction in progress	22.5	13.1
	94.4	83.6
Less accumulated depreciation and amortization	(42.0)	(38.7)

	$52.4	$44.9

Construction in progress consists primarily of internally developed software. We capitalize cost incurred to develop internal-use software during the application development stage.  Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended.  We expense costs incurred in the post-implementation stage for training and maintenance.

Page - 6

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

Shares outstanding

Shares outstanding for reportable purposes include shares of unvested restricted stock.  Unvested restricted stock included in reportable shares outstanding was 0.9 million shares and 0.7 million shares as of June 27, 2008 and December 28, 2007, respectively. Shares of unvested restricted stock are excluded from our calculation of basic net income per common share, but their dilutive impact is added back in the calculation of diluted net income per common share.

Reclassifications

Certain amounts in the consolidated financial statements for the twenty-six weeks ended June 29, 2007 have been reclassified to conform to the 2008 presentation.  These reclassifications had no effect on the operating results of either period.

Recently adopted accounting pronouncements

On December 29, 2007, we adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, modifies certain presentation and disclosure requirements in the Consolidated Balance Sheets and applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material effect on our consolidated financial position, results of operations or cash flows.

On December 29, 2007, we partially adopted SFAS No. 157, Fair Value Measurements.  Our partial adoption is in accordance with FASB Staff Position (“FSP”) on Statement 157 “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.  Our partial adoption of SFAS No. 157 did not have a material effect on our consolidated financial position, results of operations or cash flows nor do we anticipate further adoption of the provision for nonfinancial assets and liabilities to have a material impact on our consolidated financial position, results of operations or cash flows.  See Note 6 for additional information.

Recent Accounting Pronouncements Not Yet Adopted

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We are evaluating the impact the adoption of FSP 142-3 will have on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not anticipate the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

Page - 7

NOTE 2: BUSINESS COMBINATIONS

We account for acquired businesses using the purchase method of accounting.  Under the purchase method, our consolidated financial statements reflect an acquired business starting from the completion of the acquisition.  In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Effective April 28, 2008, we acquired Personnel Management, Inc. (“PMI”), a light industrial staffing company. The total initial cost of the acquisition was $17.1 million, which included $9.7 million of goodwill.  The acquisition expands our presence in the light industrial staffing niche.  Founded in 1986, PMI provides light industrial staffing to warehousing, manufacturing, and distribution clients. PMI currently serves the marketplace through 42 branches located in Indiana, Kentucky, Tennessee, Georgia, South Carolina, North Carolina, Florida, Michigan, and Texas.

NOTE 3: RESTRICTED CASH

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

The following is a summary of restricted cash (in millions):

	June 27, 2008	December 28, 2007
Workers’ Assurance Program - committed collateral	$112.9	$126.4
Cash collateralizing surety bonds and deposits - committed collateral	5.3	5.1
Other	3.1	1.0
Total Restricted Cash	$121.3	$132.5

NOTE 4: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees.  Our workers’ compensation insurance policies are renewed annually.  We have coverage with American International Group, Inc. (“AIG”) for occurrences during the period from July 2007 to July 2008 and recently renewed our coverage with AIG effective July 2008 to July 2009.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis.  At June 27, 2008, our reserves are discounted at rates ranging from 3.01% to 6.06%.  Included in the accompanying Consolidated Balance Sheets as of June 27, 2008 and December 28, 2007 are discounted workers’ compensation claims reserves in the amounts of $204.9 million and $197.4 million, respectively.

For workers’ compensation claims originating in Washington, West Virginia, North Dakota, Ohio, Wyoming, Canada and Puerto Rico (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs (with the exception of our Labor Ready brand in the state of Ohio where we are self insured).  Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions.

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible layer but also estimated expenses related to claims above our deductible limits (“excess claims”).  We record an estimated receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies.  We discount this

Page - 8

receivable to its estimated net present value using the risk-free rates associated with the weighted average lives of our excess claims.  The weighted average claim lives are actuarially determined.  When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date.  These excess claims have been presented to the state guaranty funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations.  Our valuation allowance against receivables from Troubled Insurance Companies as of June 27, 2008 and December 28, 2007 is $7.9 million and $7.1 million, respectively.  Total discounted receivables from insurance companies, net of related valuation allowance, as of June 27, 2008 and December 28, 2007 are $16.6 million and $14.9 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

Workers’ compensation expense totaling $15.1 million and $18.0 million was recorded for the thirteen weeks ended June 27, 2008 and June 29, 2007, respectively.  Workers’ compensation expense totaling $28.6 million and $32.5 million was recorded for the twenty-six weeks ended June 27, 2008 and June 29, 2007, respectively. Workers’ compensation expense includes self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums, any changes in the valuation allowance related to receivables from insurance companies, and other miscellaneous expenses.

NOTE 5: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill (in millions):

	June 27, 2008			December 28, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$39.9	$7.8	$32.1	$35.3	$(5.2)	$30.1
Trade name/trademarks	4.1	0.5	3.6	3.2	(0.2)	3.0
Non-compete agreements	4.0	1.2	2.8	1.3	(0.2)	1.1
	$48.0	$9.5	$38.5	$39.8	$(5.6)	$34.2

Indefinite-lived intangible assets:
Trade name/trademarks	$6.5	$--	$6.5	$6.5	$--	$6.5

(1) Excludes intangible assets that are fully amortized.

Effective April 28, 2008, we acquired Personnel Management, Inc. (“PMI”), a light industrial staffing company, for $17.1 million.  Intangible assets other than goodwill recorded as a result of the PMI acquisition totaled $4.7 million.  Intangible assets other than goodwill totaling $2.8 million were recorded in the first quarter of 2008 in conjunction with a separate acquisition.

Total amortization expense was $1.8 million for the thirteen weeks ended June 27, 2008 and $0.8 million for the thirteen weeks ended June 29, 2007.  Amortization expense was $3.2 million for the twenty-six weeks ended June 27, 2008 and $1.2 million for the twenty-six weeks ended June 29, 2007.

Amortization expense of intangible assets for the next five years and thereafter is as follows (in millions):

Remainder of 2008	$3.7
2009	6.8
2010	6.5
2011	6.2
2012	3.7
Thereafter	11.6
$38.5

Page - 9

NOTE 6: FAIR VALUE MEASUREMENT

Effective December 29, 2008, we partially adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). Our partial adoption is in accordance with FASB Staff Position No. FAS 157-2, which allows for the delay of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities.

SFAS 157 requires certain disclosures regarding fair value based on the inputs used to measure fair value. The following is a list of the defined levels in the fair value hierarchy based on the data and/or methods used to determine fair value:

•                  Level 1: Quoted market prices in active markets for identical assets or liabilities

•                  Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

•                  Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions

Our cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  Our Level 1 investments are valued using quoted market prices in active markets.  Our Level 2 investments are valued using broker or dealer quotations.  As of June 27, 2008, our Level 1 investments consisted of money market accounts totaling $27.4 million and were recorded as Cash and cash equivalents in our Consolidated Balance Sheet.  Level 2 investments were recorded as Marketable securities in our Consolidated Balance Sheet as of June 27, 2008 and consisted of $1.0 million in municipal obligations.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

On April 15, 2008, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the previous revolving credit facility.  The Amended and Restated Credit Agreement extends the term of the revolving credit facility from November 2008 to April 2011.  In addition, we may request (in no more than three instances) that the Amended and Restated Credit Agreement be increased from $80 million up to $160 million in the aggregate, subject to bank approval.  The Amended and Restated Credit Agreement also eliminated the asset coverage ratio covenant that was contained in the previous revolving credit facility.  Except as set forth above, the Amended and Restated Credit Agreement did not materially change the terms of the previous revolving credit facility. The Amended and Restated Credit Agreement, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  Under the terms of the Amended and Restated Credit Agreement, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of June 27, 2008, our margin was 0.50% and our unused capacity fee was 0.125%.  At June 27, 2008, we had $40.5 million of letters of credit issued against that borrowing capacity leaving us with $39.5 million available for future borrowings.  The Amended and Restated Credit Agreement requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Amended and Restated Credit Agreement.

Workers’ compensation commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Revolving Credit Facility bear fluctuating annual fees, which were approximately 0.55% of the principal amount of the letters of credit outstanding as of June 27, 2008.  The letters of credit issued related to our Workers’ Assurance Program bear fluctuating annual fees, which were approximately 0.58% of the principal amount of the letters of credit outstanding as of June 27, 2008.  The surety bonds bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge.

At June 27, 2008 and December 28, 2007 we had provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	Workers’ Compensation Commitments as of:

	June 27,	December 28,
	2008	2007
Workers’ Assurance Program - committed collateral	$112.9	$126.4
Letters of credit	40.5	34.5
Surety bonds (1)	17.3	17.2
Other cash-backed instruments	1.2	1.2
Total Collateral Commitments	$171.9	$179.3

(1) We had $4.1 and $4.0 million of restricted cash collateralizing our surety bonds at June 27, 2008 and December 28, 2007, respectively.

Page - 10

Legal contingencies and developments

From time to time we are the subject of compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety.  From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be reasonably estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We have established reserves for our contingent legal and regulatory liabilities in the amount of $4.5 million at June 27, 2008 and $4.8 million at December 28, 2007. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

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

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We disputed the Division’s position that we provide taxable services under New Jersey law and filed an administrative protest.  The administrative protest was handled internally by the Division and did not involve any outside or independent governmental bodies.  On September 19, 2006, the Division issued a final determination on our administrative protest increasing the amount that we allegedly owe for delinquent sales taxes, penalties and interest to $8.1 million.  Interest continues to accrue on this amount.  We have now sought independent review of this determination by filing a complaint with the Tax Court of New Jersey on December 15, 2006.  A trial date had previously been set for October 10, 2007.  The Tax Court of New Jersey has postponed the trial date to a date still to be determined.  This matter is currently in the discovery phase.  The Court has scheduled a hearing on our motion for summary judgment for September 17, 2008.

NOTE 8: STOCK BASED COMPENSATION

We account for stock-based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method.    Compensation cost for all stock-based awards is recognized using the straight-line method.  Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended June 27, 2008 was $1.7 million, before income taxes, compared to total stock-based compensation expense for the thirteen weeks ended June 29, 2007 of $1.6 million, before income taxes. Total stock-based compensation expense recognized in the consolidated financial statements for the twenty-six weeks ended June 27, 2008 was $4.5 million, before income taxes, compared to total stock-based compensation expense for the twenty-six weeks ended June 29, 2007 of $4.0 million, before income taxes.

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

Page - 11

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Twenty-six weeks ended
	June 27,	June 29,
	2008	2007
Expected life (in years)	3.48	3.48
Expected volatility	43.5%	40.5%
Risk-free interest rate	2.2%	4.9%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$5.07	$6.74

Stock option activity follows (shares in thousands):

	Twenty-six weeks ended June 27, 2008
	Shares	(1) Price
Outstanding at beginning of period	1,025	$16.88
Granted	239	$14.85
Exercised	(90)	$10.92
Forfeited	(30)	$19.27
Expired	(17)	$21.24

Outstanding at the end of the period	1,127	$16.75

Exercisable at the end of the period	586	$16.29

(1) Weighted average exercise price.

As of June 27, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.2 million, which is expected to be recognized over a weighted average period of 2.0 years through 2012.

Restricted Stock

Restricted stock is granted to certain key employees and vests over periods ranging from three to four years.  Compensation cost of restricted stock is calculated based on the grant-date market value.  We recognize compensation cost on a straight line basis over the vesting period for the awards that are expected to vest.

Restricted stock activity follows (shares in thousands):

	Twenty-six weeks ended June 27, 2008
	Shares	(1) Price
Nonvested at beginning of period	663	$19.70
Granted	439	$14.40
Vested	(190)	$19.92
Forfeited	(55)	$18.89

Nonvested at the end of the period	857	$16.81

(1) Weighted average market price on grant date.

Page - 12

As of June 27, 2008, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $12.7 million, which is expected to be recognized over a weighted average period of 1.8 years through 2012.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. Under the Plan, 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.5 million shares have been issued and 0.4 million shares remain available for future issuance.  The ESPP expires on June 30, 2010. During the twenty-six weeks ended June 27, 2008 and June 29, 2007, participants purchased 67,000 and 43,000 shares in the ESPP for cash proceeds of $0.7 million and $0.7 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan.  The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

NOTE 9:  INCOME TAXES

FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosures.  The effective tax rate was 29.2% and 31.9% respectively, for the thirteen and twenty-six weeks ended June 27, 2008. During the quarter ended June 27, 2008, we reached agreements with state tax authorities to resolve matters related to prior years.  As a result, we reduced our unrecognized tax benefits and recognized a tax provision reduction of $2.4 million.  As of June 27, 2008 we had remaining unrecognized tax benefits of $1.7 million in accordance with FIN 48 related to various tax jurisdictions.

NOTE 10: STOCK PURCHASES

Under our authorized share purchase program, we purchased and retired 0.88 million shares of our common stock during the twenty-six weeks ended June 27, 2008 for a total amount of $11.5 million, including commissions.  As of June 27, 2008, $26.0 million of common stock remains available for repurchase under the current authorization, which has no expiration date. Under our authorized share purchase program, we purchased and retired 5.0 million shares of our common stock during the twenty-six weeks ended June 29, 2007 for a total amount of $94.8 million, including commissions.

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

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented.  Anti-dilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter.  The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our diluted net income per share calculation was 1.4 million during the thirteen weeks ended June 27, 2008 and 0.5 million during the thirteen weeks ended June 29, 2007.  The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our diluted net income per share calculation was 1.5 million during the twenty-six weeks ended June 27, 2008 and 0.6 million during the twenty-six weeks ended June 29, 2007.

Page - 13

The following tables present the calculation of Net income per common share - Basic and Diluted (in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net income	$16,728	$18,774	$25,529	$29,121

Weighted average number of common shares used in basic net income per common share	43,194	45,888	43,278	47,482
Dilutive effect of outstanding stock options and non-vested restricted stock	144	313	138	289
Weighted average number of common shares used in diluted net income per common share	43,338	46,201	43,416	47,771

Net income per common share:
Basic	$0.39	$0.41	$0.59	$0.61
Diluted	$0.39	$0.41	$0.59	$0.61

NOTE 12: COMPREHENSIVE INCOME

Our comprehensive income is comprised of net income, the foreign currency translation adjustment, net of tax and unrealized gain or loss on marketable securities.  The following is a summary of comprehensive income (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net income	$16,728	$18,774	$25,529	$29,121
Other comprehensive income:
Foreign currency translation adjustment, net of tax	$(85)	251	138	283
Unrealized loss on marketable securities	(2)	(8)	(22)	(13)
Other comprehensive income (loss)	(87)	243	116	270
Comprehensive income	$16,641	$19,017	$25,645	$29,391

NOTE 13: SUBSEQUENT EVENT

Under our authorized share purchase program, we purchased and retired 0.35 million shares of our common stock subsequent to the twenty-six weeks ended June 27, 2008 for a total amount of $4.5 million, including commissions.  As of July 31, 2008, $21.5 million of common stock remains available for repurchase under the current authorization, which has no expiration date.

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

Executive Overview

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is an international provider of temporary blue-collar staffing.  Each year, we put approximately 600,000 people to work through the following brands:  Labor Ready for general labor, Spartan Staffing and Personnel Management for light industrial, and CLP Resources, PlaneTechs, and TLC Drivers for skilled trades.  We serve more than 300,000 small to mid-sized businesses in the construction, warehousing, hospitality, landscaping, transportation, light manufacturing, retail, wholesale, facilities, sanitation, and aviation industries.

During the second quarter ended June 27, 2008 we took the following actions:

•                  Purchase of Personnel Management, Inc.  Effective April 28, 2008, we acquired Personnel Management, Inc. (“PMI”), a light industrial staffing company, for $17.1 million.  The acquisition expands our presence in the light industrial staffing niche.  Founded in 1986, PMI provides light industrial staffing to warehousing, manufacturing, and distribution clients. PMI currently serves the marketplace through 42 branches located in Indiana, Kentucky, Tennessee, Georgia, South Carolina, North Carolina, Florida, Michigan, and Texas.

•                  Share purchases.  We purchased 0.88 million shares of our common stock for $11.5 million, including commissions.  Subsequent to the end of the quarter we purchased an additional 0.35 million shares for $4.5 million, including commissions.

•                  Settled state tax matters.  We received an income tax benefit of $2.4 million as a result of settling certain tax matters with state taxing authorities for less than the original estimate.

•                  Branch openings and closures.  During less favorable economic conditions, we generally reduce branch openings and increase the number of branch closings.  We believe this type of flexibility and discipline improves the overall return for our investors.  During the second quarter we closed 18 branches and opened no new branches.

Revenue for the thirteen weeks ended June 27, 2008 of $370.7 million increased 5.6% compared to $351.1 million for the thirteen weeks ended June 29, 2007.  Of the revenue growth, 17.8 percentage points were from acquisitions completed in the last twelve months, which was partially offset by a decline in same branch revenue.

Gross profit as a percentage of revenue was 29.8% for the thirteen weeks ended June 27, 2008 compared to 31.9% for the thirteen weeks ended June 29, 2007.  The decrease in gross profit was primarily due to acquisitions made within the last twelve months and pay rates to our temporary employees increasing faster than the bill rates charged to customers, which were offset by a decline in our workers’ compensation expense as a percentage of revenue.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 22.8% of revenue for the thirteen weeks ended June 27, 2008 compared to 23.3% for the thirteen weeks ended June 29, 2007.  SG&A as a percentage of revenue was lower during the current year period primarily due to acquisitions completed over the last twelve months, branch closures over the past twelve months and other cost control measures implemented over the last twelve months.

Net income was $16.7 million, or $0.39 per diluted share, for the thirteen weeks ended June 27, 2008 which was a decrease of 10.9% compared to net income of $18.7 million, or $0.41 per diluted share, for the thirteen weeks ended June 29, 2007.  Net income per diluted share has been impacted by a decrease in our weighted average shares outstanding due to a significant share repurchase effort over the past twelve months.   Net income was lower during the current year period partly due to the decline in same branch revenue, amortization associated with the acquisitions over the last twelve months, and a decline in interest income.

Page - 15

Results of Operations

Thirteen Weeks Ended June 27, 2008 Compared to Thirteen Weeks Ended June 29, 2007

The following table presents selected consolidated financial data (in thousands, except per share amounts):

	Thirteen weeks ended
	June 27,	June 29,
	2008	2007

Revenue from services	$370,710	$351,131
Total revenue growth %	5.6%	3.3%
Same store branch revenue growth %	-10.9%	0.7%
Gross profit as a % of revenue	29.8%	31.9%
SG&A as a % of revenue	22.8%	23.3%
Operating Income (1)	$25,974	$29,985
Operating Income as % of revenue (1)	7.0%	8.5%

Depreciation and amortization	$3,967	$2,858
Interest and other income, net	$1,624	$2,438
Effective income tax rate	29.2%	36.5%
Net income	$16,728	$18,774
Net income as a % of revenue	4.5%	5.3%
Net income per diluted share	$0.39	$0.41

   (1) Income from operations before depeciation and amortization.

Revenue from Services.  Revenue for the thirteen weeks ended June 27, 2008 increased 5.6% compared to the thirteen weeks ended June 29, 2007.  The change in revenue was made up of the following five components:

	Thirteen weeks ended
	June 27,	June 29,
	2008	2007

Same branch (1)	-10.9%	0.7%
New branches (2)	0.9%	1.0%
Closed branches	-3.3%	-1.1%
Currency and other	1.1%	0.3%
Acquisitions within last 12 months	17.8%	2.4%
Total sales growth	5.6%	3.3%

   (1) Same branch revenue is defined as those branches opened one year or longer.

   (2) New branch is defined as branches opened less than one year.

Our monthly same branch revenue trends this quarter in comparison with the same period last year is as follows:

	Same Branch
	Growth/(Decline)
	2008	2007
April	-8.2%	-0.8%
May	-11.2%	1.3%
June	-12.6%	1.3%

Page - 16

Of the revenue growth of 5.6%, 17.8 percentage points are from acquisitions completed in the last twelve months.  Since fiscal May 2007, we have completed four acquisitions:  Skilled Services in fiscal May 2007 to grow our CLP brand; PlaneTechs in December 2007 to enter the aviation mechanic staffing market; TLC Drivers in February 2008 to enter the truck driver staffing market; and PMI in fiscal May 2008 to expand our geographic presence in the light industrial staffing market.  Revenue growth from acquisitions was partially offset by a decline in same branch revenue.  We did not open any new branches in the second quarter and closed 18 branches.  The total number of branches increased to 927 at June 27, 2008 with the addition of the PMI acquired branches.

Gross profit.  Gross profit was 29.8% of revenue for the thirteen weeks ended June 27, 2008 compared to 31.9% of revenue for the thirteen weeks ended June 29, 2007.  The decrease in gross profit was primarily related to acquisitions made over the last twelve months and pay rates to our temporary employees increasing faster than bill rates to our customers, which were offset by a decline in workers’ compensation expense.  Pay rates have been growing faster than bill rates for several quarters as a result of minimum wage increases, a competitive pricing environment associated with a slowing economy, and a decrease in the mix of residential construction.  Pay rates increased 3.4% and bill rates increased 2.7% this quarter in comparison with the same quarter last year.  Gross profit was also lower as a percentage of revenue for the current year period due to acquisitions over the last twelve months that have lower gross profits than our core business.  Workers’ compensation costs for the thirteen weeks ended June 27, 2008 were approximately 4.1% of revenue compared to 5.1% of revenue for the thirteen weeks ended June 29, 2007.  The improvement in workers’ compensation expense is due to acquisitions which have lower workers’ compensation costs than our core business and continued success of our accident prevention and risk management programs that have been implemented over several years.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 22.8% for the thirteen weeks ended June 27, 2008 compared to 23.3% for the thirteen weeks ended June 29, 2007.  SG&A expenses were lower as a percentage of revenue compared to the prior year period primarily as a result of acquisitions made within the last twelve months, branches closed within the last twelve months, and other cost control measures implemented over the last twelve months. Over the last twelve months we closed 70 branches, of which 18 were closed in the second quarter of 2008.  SG&A as a percentage of revenue for the companies we acquired over the last twelve months was lower than that of our core business resulting in a decrease in the overall SG&A percentage. The decline in same branch revenue produced negative leverage in our SG&A as a percentage of revenue due to the fixed costs in our business being spread across a lower same branch revenue base.  Accordingly, in addition to branch closures, we have implemented a variety of initiatives to lower our cost structure.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased to $4.0 million for the thirteen weeks ended June 27, 2008 compared to $2.9 million for the thirteen weeks ended June 29, 2007. The increase during 2008 was primarily due to increased amortization of intangibles from acquisitions made over the last twelve months.

Interest and Other Income, net. We recorded net interest and other income of $1.6 million for the thirteen weeks ended June 27, 2008 compared to $2.4 million during the thirteen weeks ended June 29, 2007.  The decrease is related to a lower cash balance as well as lower investment yields.  The decrease in cash is primarily related to the use of cash to purchase our common stock and fund the acquisition of new businesses.

Approximately 53% of our restricted cash is subject to an annual interest rate reset by our insurance carrier on July 1, 2008.  The interest rate on the cash subject to reset is approximately 5.2% for the period July 2007 to July 2008.  Based on the July 1, 2008 annual interest rate reset, the rate from July 2008 to July 2009 will be 2.6% as a result of market declines in interest rates.

Income Tax. Our effective tax rate on earnings for the thirteen weeks ended June 27, 2008 was 29.2%, compared to 36.5% for the thirteen weeks ended June 29, 2007. The decrease to the effective tax rate is primarily due to nonrecurring benefits recorded during the thirteen weeks ended June 27, 2008.  We reached agreements with state tax authorities to resolve matters related to prior years.  As a result, we recognized a tax provision reduction of $2.4 million.  The principle difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non recurring benefits, results from state and foreign income taxes, federal tax credits, tax exempt interest income and certain nondeductible expenses.

Page - 17

Results of Operations

Twenty-Six Weeks Ended June 27, 2008 Compared to Twenty-Six Weeks Ended June 29, 2007

The following table presents selected consolidated financial data (in thousands, except per share amounts):

	Twenty-six weeks ended
	June 27,	June 29,
	2008	2007

Revenue from services	$694,726	$641,368
Total revenue growth %	8.3%	0.7%
Same store branch revenue growth %	-6.7%	-1.0%
Gross profit as a % of revenue	30.1%	31.9%
SG&A as a % of revenue	24.0%	24.8%
Operating Income (1)	$41,845	$45,400
Operating Income as % of revenue (1)	6.0%	7.1%

Depreciation and amortization	$7,875	$5,259
Interest and other income, net	$3,520	$5,719
Effective income tax rate	31.9%	36.5%
Net income	$25,529	$29,121
Net income as a % of revenue	3.7%	4.5%
Net income per diluted share	$0.59	$0.61

(1) Income from operations before depeciation and amortization.

Revenue from Services.  Revenue for the twenty-six weeks ended June 27, 2008 increased 8.3% compared to the twenty-six weeks ended June 29, 2007.  The change in revenue was made up of the following five components:

	Twenty-six weeks ended
	June 27,	June 29,
	2008	2007
Same branch (1)	-6.7%	-1.0%
New branches (2)	1.1%	1.3%
Closed branches	-3.2%	-1.1%
Currency and other	0.7%	0.2%
Acquisitions within last 12 months	16.4%	1.3%
Total sales growth	8.3%	0.7%

(1) Same branch revenue is defined as those branches opened one year or longer.

(2) New branch is defined as branches opened less than one year.

Page - 18

Our monthly same branch revenue trends in comparison with the same period last year is as follows:

	Same Branch
	Growth/(Decline)
	2008	2007
January	-0.2%	-6.6%
February	-0.1%	-4.0%
March	-3.8%	0.1%
April	-8.2%	-0.8%
May	-11.2%	1.3%
June	-12.6%	1.3%

Of the revenue growth of 8.3%, 16.4 percentage points are from acquisitions completed in the last twelve months.  Since fiscal May 2007, we have completed four acquisitions:  Skilled Services in fiscal May 2007 to grow our CLP brand; PlaneTechs in December 2007 to enter the aviation mechanic staffing market; TLC Drivers in February 2008 to enter the truck driver staffing market; and PMI in fiscal May 2008 to expand our geographic presence in the light industrial staffing market.  Revenue growth from acquisitions was partially offset by a decline in same branch revenue.  We opened 3 branches and closed 24 branches during the twenty-six weeks ended June 27, 2008.  The total number of branches decreased to 927 at June 27, 2008 from 932 branches at June 29, 2007.

Gross profit.  Gross profit was 30.1% of revenue for the twenty-six weeks ended June 27, 2008 compared to 31.9% of revenue for the twenty-six weeks ended June 29, 2007.  The decrease in gross profit was primarily related to acquisitions made over the last twelve months and pay rates to our temporary employees increasing faster than bill rates to our customers, which were offset by a decline in workers’ compensation expense.  Pay rates have been growing faster than bill rates for several quarters as a result of minimum wage increases, a competitive pricing environment associated with a slowing economy, and a decrease in the mix of residential construction.  Pay rates increased 3.9% and bill rates increased 2.7% this quarter in comparison with the same quarter last year.  Gross profit was also lower as a percentage of revenue for the current year period due to acquisitions over the last twelve months that have lower gross profits than our core business.  Workers’ compensation costs for the twenty-six weeks ended June 27, 2008 were 4.1% of revenue compared to 5.1% of revenue for the twenty-six weeks ended June 29, 2007.  The improvement in workers’ compensation expense is due to acquisitions which have lower workers’ compensation costs than our core business and continued success of our accident prevention and risk management programs that have been implemented over several years.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 24.0% for the twenty-six weeks ended June 27, 2008 compared to 24.8% for the twenty-six weeks ended June 29, 2007. SG&A expenses were lower as a percentage of revenue compared to the prior year period primarily as a result of acquisitions made within the last twelve months, branches closed within the last twelve months, and other cost control measures implemented over the last twelve months, which were offset by a decline in our same branch sales.  Over the last twelve months we closed 70 branches, of which 24 were closed in 2008.  SG&A as a percentage of revenue for the companies we acquired over the last twelve months was lower than that of our core business resulting in a decrease in the overall SG&A percentage.  In addition to branch closures, we have implemented a variety of initiatives to lower our cost structure.  The decline in same branch revenue produced negative leverage in our SG&A as a percentage of revenue due to the fixed costs in our business being spread across a lower same branch revenue base.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased to $7.9 million for the twenty-six weeks ended June 27, 2008 compared to $5.3 million for the twenty-six weeks ended June 29, 2007. The increase during 2008 was primarily due to increased amortization of intangibles from acquisitions made over the last twelve months.

Interest and Other Income, net. We recorded net interest and other income of $3.5 million for the twenty-six weeks ended June 27, 2008 compared to $5.7 million during the twenty-six weeks ended June 29, 2007.  The decrease is related to a lower cash balance as well as lower investment yields.  The decrease in cash is primarily related to the use of cash to purchase our common stock and fund the acquisition of new businesses.

Approximately 53% of our restricted cash is subject to an annual interest rate reset by our insurance carrier on July 1, 2008.  The interest rate on the cash subject to reset is approximately 5.2% for the period July 2007 to July 2008.  Based on the July 1, 2008 annual interest rate reset, the rate from July 2008 to July 2009 will be 2.6% as a result of market declines in interest rates.

Page - 19

Income Tax. Our effective tax rate on earnings for the twenty-six weeks ended June 27, 2008 was 31.9%, compared to 36.5% for the twenty-six weeks ended June 29, 2007. The decrease to the effective tax rate is primarily due to nonrecurring benefits recorded during the thirteen weeks ended June 27, 2008.  We reached agreements with state tax authorities to resolve matters related to prior years.  As a result, we recognized a tax provision reduction of $2.4 million.  The principle difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non recurring benefits, results from state and foreign income taxes, federal tax credits, tax exempt interest income and certain nondeductible expenses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Our cash flows provided by operating activities were as follows (in thousands):

	Twenty-six weeks ended
	June 27,	June 29,
	2008	2007

Net Income	$25,529	$29,121
Depreciation and amortization	7,875	5,259
Provision for doubtful accounts	4,453	4,184
Stock-based compensation	4,504	3,960
Excess tax benefits from stock-based compensation	--	(1,045)
Deferred income taxes	(2,087)	(3,289)
Other operating activities	146	--
Changes in operating assets and liabilities, exclusive of businesses acquired	(6,500)	3,855
Net cash provided by operating activities	$33,920	$42,045

Net cash provided by operating activities was $33.9 million for the twenty-six weeks ended June 27, 2008 and was primarily due to our net income.  Net income totaled $25.5 million for the twenty-six weeks ended June 27, 2008.  Year-to-date cash flow from operations decreased by $8.1 million in comparison with the same period last year.  The decrease was primarily due to timing differences associated with income tax payments, offset by a slower seasonal ramp up of accounts receivable associated with our same branch revenue decline.

Cash Flows from Investing Activities

Our cash flows used in investing activities were as follows (in thousands):

	Twenty-six weeks ended
	June 27,	June 29,
	2008	2007

Capital expenditures	$(11,681)	$(11,077)
Purchases of marketable securities	(27,146)	(137,864)
Maturities of marketable securities	37,055	178,964
Acquisitions of businesses, net of cash acquired	(22,574)	(26,415)
Change in restricted cash	11,240	(3,956)
Other	(21)	--
Net cash used in investing activities	$(13,127)	$(348)

Net cash used in investing activities was $13.1 million for the twenty-six weeks ended June 27, 2008.  For the twenty-six weeks ended June 27, 2008, net maturities of marketable securities and a decrease in restricted cash was offset by the acquisition of TLC Drivers, Personnel Management, and capital expenditures primarily related to investments in technology.

Page - 20

Cash Flows from Financing Activities

Our cash flows used in financing activities were as follows (in thousands):

	Twenty-six weeks ended
	June 27,	June 29,
	2008	2007

Purchases and retirement of common stock	$(11,501)	$(94,818)
Net proceeds from sale of stock through options and employee benefit plans	1,208	3,339
Shares withheld for taxes upon vesting of restricted stock	(850)	(892)
Excess tax benefits from stock-based compensation	--	1,045
Payments on debt	(128)	(745)
Other	(229)	--
Net cash used in financing activities	$(11,500)	$(92,071)

We purchased $11.5 million of our common stock during the twenty-six weeks ended June 27, 2008.  As of June 27, 2008 we had $26.0 million of common stock available to us for future repurchases under the current authorization.

Capital Resources

On April 15, 2008, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the previous revolving credit facility.  The Amended and Restated Credit Agreement extends the term of the revolving credit facility from November 2008 to April 2011.  In addition, we may request (in no more than three instances) that the Amended and Restated Credit Agreement be increased from $80 million up to $160 million in the aggregate, subject to bank approval.  The Amended and Restated Credit Agreement also eliminated the asset coverage ratio covenant that was contained in the previous revolving credit facility.  Except as set forth above, the Amended and Restated Credit Agreement did not materially change the terms of the previous revolving credit facility. The Amended and Restated Credit Agreement, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  Under the terms of the Amended and Restated Credit Agreement, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of June 27, 2008, our margin was 0.50% and our unused capacity fee was 0.125%.  At June 27, 2008, we had $40.5 million of letters of credit issued against that borrowing capacity leaving us with $39.5 million available for future borrowings.  The Amended and Restated Credit Agreement requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Amended and Restated Credit Agreement.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts, as well as cash deposits held by our insurance carriers.  At June 27, 2008 we had restricted cash in our Workers’ Assurance Program totaling $115.3 million.  Of this cash, $112.9 million was committed to insurance carriers leaving $2.4 million available for future needs.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

We provide workers’ compensation insurance for our temporary and permanent employees.  Our workers’ compensation insurance policies are renewed annually.  We have coverage with American International Group, Inc. (“AIG”) for occurrences during the period from July 2007 to July 2008 and recently renewed our coverage with AIG effective July 2008 to July 2009.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the deductible limits.  For workers’ compensation claims originating in self-insured states, the majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which

Page - 21

originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Generally, our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims.  Although the estimated claims are expensed as incurred, the claim payments are made over weighted average periods ranging from 3 to 6 years.  We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses.  Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims.  At June 27, 2008 our reserves are discounted at rates ranging from 3.01% to 6.06%.

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

Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.  Changes related to prior years reserves (net of discount) were $10.5 million for the twenty-six weeks ended June 27, 2008 and $9.5 million for the twenty-six weeks ended June 29, 2007.

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

At June 27, 2008 and December 28, 2007 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	June 27,	December 28,
	2008	2007
Workers’ Assurance Program-committed collateral	$112.9	$126.4
Letters of credit	40.5	34.5
Surety bonds (1)	17.3	17.2
Other cash–backed instruments	1.2	1.2
Total Collateral Commitments	$171.9	$179.3

(1) We had $4.1 and $4.0 million of restricted cash collateralizing our surety bonds at June 27, 2008 and December 28, 2007, respectively.

Page - 22

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers.  The fees related to those instruments subject to an annual fee were approximately 0.57% as of June 27, 2008.

The amount of collateral that our insurance carrier required us to post for our annual renewal at July 1, 2007 was substantially less than the previous year.  As of July 1, 2008, as anticipated, the carrier is requiring us to post an additional $8.2 million of collateral related to that policy year.

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	June 27,	December 28,
	2008	2007

Ending workers’ compensation reserve:	$204.9	$197.4
1) Discount on reserves	44.2	44.2
2) Timing of collateral release with prior providers	0.6	(1.5)
3) Collateral posted with current provider in comparison to obligation incurred	(51.0)	(35.8)
4) Discounted reserves for claims above our deductible	(26.8)	(25.0)

Total Collateral Commitments	$171.9	$179.3

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

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.  There were no material changes outside the ordinary course of business in our contractual obligations during the twenty-six week period ended June 27, 2008.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  As of June 27, 2008, our purchased investments included in cash and cash equivalents had maturities of less than 90 days from the date of purchase.  Our cash and cash equivalents are primarily held in money market funds.  An increase in interest rates immediately and uniformly by 10% from our 2007 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

As of June 27, 2008, our marketable securities consist of a $1.0 million municipal obligation, maturing August 1, 2008.  Therefore, an increase in interest rates immediately and uniformly by 10% from our 2007 year end levels would not have a material effect upon our marketable securities balances, operating results or cash flows.

Page - 23

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and our CFO concluded that, as of June 27, 2008, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  During the twenty-six weeks ended June 27, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 24

PART II.  Other Information

Item 1.        Legal Proceedings

See Note 7 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for fiscal 2007.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Under our authorized share purchase program, we purchased 0.88 million shares of our common stock during the twenty-six weeks ended June 27, 2008 for a total amount of $11.5 million, including commissions.  As of June 27, 2008, $26.0 million of common stock remains available for repurchase under the current authorization, which has no expiration date.  We purchased and retired 5.0 million shares of our common stock for a total amount of $94.8 million during the twenty-six week period ended June 29, 2007.

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 27, 2008.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs (1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end

3/29/08 through 4/25/08	1,944	$13.03	--	$37 million
4/26/08 through 5/23/08	471,098	$12.73	462,738	$32 million
5/24/08 through 6/27/08	428,562	$13.26	421,439	$26 million
Total	901,604	$12.99	884,177

(1)

During the thirteen weeks ended June 27, 2008, we purchased 17,427 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 14, 2008, the following proposals were adopted by the margins indicated:

PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Steven C. Cooper, Keith D. Grinstein, Thomas E. McChesney, Gates McKibbin, Joseph P. Sambataro, Jr., William W. Steele, Robert J. Sullivan and Craig E. Tall.  Each of these nominees was re-elected to serve for a one year term, by the following margins of votes:

Nominees	For	Withheld
Steven C. Cooper	40,745,549	702,974
Keith D. Grinstein	40,044,440	1,404,083
Thomas E. McChesney	40,893,177	555,346
Gates McKibbin	40,946,767	501,756
Joseph P. Sambataro, Jr.	40,737,334	711,189
William W. Steele	40,960,309	488,214
Robert J. Sullivan	33,896,203	7,552,320
Craig E. Tall	40,955,385	493,138

Page - 25

PROPOSAL 2: Ratification of the selection of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending December 26, 2008.

For	Against	Abstain
41,237,261	184,009	27,252

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

Page - 26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUEBLUE, INC.

/s/ Steven C. Cooper	7/31/08
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer
and President

/s/ Derrek L. Gafford	7/31/08
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive
Vice President

/s/ Norman H. Frey	7/31/08
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 27