Form 10-Q
period 2008-09-26
TrueBlue, Inc.
filed 2008-10-30
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 26, 2008

or

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

As of October 24, 2008, there were 43,371,491 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

TrueBlue, Inc.

Page - 2

PART I.  Financial Information

Item 1.        Financial Statements

TrueBlue, Inc.

Consolidated Balance Sheets

In Thousands (Except Par Values)

	September 26,	December 28,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,480	$57,008
Marketable securities	--	10,954
Accounts receivable, net of allowance for doubtful accounts	155,652	140,027
Prepaid expenses, deposits and other current assets	12,648	14,032
Deferred income taxes	15,089	7,487
Total current assets	240,869	229,508
Property and equipment, net	58,184	44,909
Restricted cash	127,785	132,497
Deferred income taxes	10,131	9,998
Goodwill	82,646	71,065
Intangible assets, net	43,210	40,739
Other assets, net	18,619	16,533

Total assets	$581,444	$545,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$25,388	$25,026
Accrued wages and benefits	25,743	25,207
Current portion of workers’ compensation claims reserve	51,585	52,360
Income tax payable	4,962	7,377
Other current liabilities	1,179	4,568
Total current liabilities	108,857	114,538
Workers’ compensation claims reserve, less current portion	154,309	145,042
Other non-current liabilities	1,932	1,842
Total liabilities	265,098	261,422

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized;
No shares issued and outstanding	--	--
Common stock, no par value, 100,000 shares authorized;
43,352 and 43,917 shares issued and outstanding	1	1
Accumulated other comprehensive income	3,841	3,738
Retained earnings	312,504	280,088

Total shareholders’ equity	316,346	283,827

Total liabilities and shareholders’ equity	$581,444	$545,249

See accompanying notes to consolidated financial statements

Page - 3

TrueBlue, Inc.

Consolidated Statements of Income

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Revenue from services	$387,914	$390,672	$1,082,640	$1,032,040

Cost of services	272,736	265,168	758,564	701,858
Gross profit	115,178	125,504	324,076	330,182

Selling, general and administrative expenses	86,226	89,077	253,279	248,355
Depreciation and amortization	3,988	3,402	11,863	8,661
Income from operations	24,964	33,025	58,934	73,166

Interest expense	(295)	(116)	(678)	(803)
Interest and other income	1,344	2,620	5,247	9,026
Interest and other income, net	1,049	2,504	4,569	8,223

Income before tax expenses	26,013	35,529	63,503	81,389

Income tax expense	9,678	12,806	21,639	29,545

Net Income	$16,335	$22,723	$41,864	$51,844

Net income per common share:
Basic	$0.38	$0.51	$0.97	$1.12
Diluted	$0.38	$0.51	$0.97	$1.11

Weighted average shares outstanding:
Basic	42,460	44,487	43,005	46,484
Diluted	42,695	44,784	43,176	46,775

See accompanying notes to consolidated financial statements

Page - 4

TrueBlue, Inc.

Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Thirty-nine weeks ended
	September 26,	September 28,
	2008	2007
Cash flows from operating activities:
Net Income	$41,864	$51,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,863	8,661
Provision for doubtful accounts	6,697	7,543
Stock-based compensation	6,229	5,457
Excess tax benefits from stock-based compensation	--	(1,293)
Deferred income taxes	(7,102)	(4,458)
Other operating activities	530	105
Changes in operating assets and liabilities, exclusive of businesses acquired:
Accounts receivable	(11,394)	(34,904)
Income taxes	(4,350)	9,957
Other assets	--	298
Accounts payable and other accrued expenses	(1,663)	1,696
Accrued wages and benefits	(2,654)	(342)
Workers’ compensation claims reserve	4,106	5,621
Other liabilities	(3,216)	872
Net cash provided by operating activities	40,910	51,057

Cash flows from investing activities:
Capital expenditures	(20,009)	(16,311)
Purchases of marketable securities	(27,158)	(146,901)
Maturities of marketable securities	38,087	227,706
Acquisitions of businesses, net of cash acquired	(21,270)	(26,456)
Change in restricted cash	4,712	809
Other	--	(167)
Net cash provided by (used in) investing activities	(25,638)	38,680

Cash flows from financing activities:
Purchases and retirement of common stock	(15,997)	(148,233)
Net proceeds from sale of stock through options and employee benefit plans	3,173	5,046
Shares withheld for taxes upon vesting of restricted stock	(918)	(954)
Excess tax benefits from stock-based compensation	--	1,293
Payments on debt	(193)	(842)
Other	(229)	--
Net cash used in financing activities	(14,164)	(143,690)
Effect of exchange rates on cash	(636)	1,893
Net change in cash and cash equivalents	472	(52,060)
CASH AND CASH EQUIVALENTS, beginning of period	57,008	107,944
CASH AND CASH EQUIVALENTS, end of period	$57,480	$55,884

See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 28, 2007. Operating results for the thirty-nine week period ended September 26, 2008 are not necessarily indicative of the results that may be expected for the year ending December 26, 2008.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount together with interest for certain past due accounts.  The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable credit losses.  The allowance for doubtful accounts is reviewed quarterly and past due balances are written-off when it is probable the receivable will not be collected.  Our allowance for doubtful accounts was $5.3 million and $6.0 million as of September 26, 2008 and December 28, 2007, respectively.

Property and equipment

Property and equipment are stated at cost and consist of the following (in millions):

	September 26,	December 28,
	2008	2007

Buildings and land	$24.7	$23.7
Computers and software	26.5	23.5
Cash dispensing machines	12.4	13.7
Furniture and equipment	10.0	9.6
Construction in progress	28.6	13.1
	102.2	83.6
Less accumulated depreciation and amortization	(44.0)	(38.7)

	$58.2	$44.9

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

Shares outstanding

Shares outstanding for reportable purposes include shares of unvested restricted stock.  Unvested restricted stock included in reportable shares outstanding was 0.9 million shares and 0.7 million shares as of September 26, 2008 and December 28, 2007, respectively. Shares of unvested restricted stock are excluded from our calculation of basic net income per common share, but their dilutive impact is added back in the calculation of diluted net income per common share.

Reclassifications

Certain amounts in the consolidated financial statements for the thirty-nine weeks ended September 28, 2007 have been reclassified to conform to the 2008 presentation.  These reclassifications had no effect on the operating results of either period.

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

Recent Accounting Pronouncements Not Yet Adopted

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The adoption of FSP 142-3 will not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities.  SFAS 162 is effective November 15, 2008.  The adoption of SFAS No. 162 will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Effective April 28, 2008, we acquired Personnel Management, Inc. (“PMI”), a light industrial staffing company. The total adjusted cost of the acquisition was $15.8 million, which included $8.4 million of goodwill.  The acquisition expands our presence in the light industrial staffing niche.  Founded in 1986, PMI provides light industrial staffing to warehousing, manufacturing, and distribution clients. PMI currently serves the marketplace through 42 branches located in Indiana, Kentucky, Tennessee, Georgia, South Carolina, North Carolina, Florida, Michigan, and Texas.

NOTE 3: RESTRICTED CASH

Restricted cash consists primarily of cash held by our insurance carrier as collateral for our workers’ compensation program.  We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers.  Committed collateral represents instruments that have been provided or pledged to an insurance company for either the direct payment of claims, or to cover the cost of claims in the event we are unable to make payment.  The majority of our collateral is held by AIG Commercial Insurance (“AIGCI”) a subsidiary of American International Group, Inc. (“AIG”).

The following is a summary of restricted cash (in millions):

	September 26,	December 28,
	2008	2007

Workers’ Assurance Program - committed collateral	$121.8	$126.4
Cash collateralizing surety bonds and deposits - committed collateral	5.0	5.1
Other	1.0	1.0
Total Restricted Cash	$127.8	$132.5

NOTE 4: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the self insured limits.  Our workers’ compensation insurance policies are renewed annually. We had coverage with AIGCI for occurrences during the period from July 2007 to July 2008 and renewed our coverage with AIGCI effective July 2008 to July 2009. For workers’ compensation claims originating in states where we are self-insured, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million self insured limit, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation insurance policies are with various insurance subsidiaries of AIGCI.  AIGCI holds the majority of the restricted cash collateralizing our high-deductible workers’ compensation policies.  AIG has stated publicly and on its website as recently as October 24, 2008, that its insurance companies remain financially strong and well-capitalized and that its insurance companies are able to pay all valid claims.  However, if the commercial insurance operations of the AIGCI subsidiaries do experience financial distress then they may not be able to satisfy their coverage obligations to us and we may be forced to satisfy some or all of those claims directly.  In addition, we could be required to provide additional collateral to a new insurance carrier in order to acquire workers’ compensation insurance for our workers.  This in turn, could harm our financial condition or results from operations.

Our workers’ compensation reserve is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis.  At September 26, 2008, our reserves are discounted at rates ranging from 3.32% to 4.83%.  Included in the accompanying Consolidated Balance Sheets as of September 26, 2008 and December 28, 2007 are discounted workers’ compensation claims reserves in the amounts of $205.9 million and $197.4 million, respectively.

Page - 8

For workers’ compensation claims originating in Washington, North Dakota, Ohio, Wyoming, Canada and Puerto Rico (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs (with the exception of our Labor Ready brand in the state of Ohio where we are self insured).  Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions.  As of July 1, 2008 we are self insured in the state of West Virginia. Claims originating in the state of West Virginia prior to July 1, 2008 are covered under the government-administered programs.

Our workers’ compensation reserves include not only estimated expenses for claims within our self-insured layer but also estimated expenses related to claims above our self insured limits (“excess claims”).  We record an estimated receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies.  We discount this receivable to its estimated net present value using the risk-free rates associated with the weighted average lives of our excess claims.  The weighted average claim lives are actuarially determined.  When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date.  These excess claims have been presented to the state guaranty funds of the states in which the claims originated.  Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations.  Our valuation allowance against receivables from Troubled Insurance Companies as of September 26, 2008 and December 28, 2007 is $7.3 million and $7.1 million, respectively.  Total discounted receivables from insurance companies, net of related valuation allowance, as of September 26, 2008 and December 28, 2007 are $16.8 million and $14.9 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

Workers’ compensation expense totaling $16.3 million and $18.3 million was recorded for the thirteen weeks ended September 26, 2008 and September 28, 2007, respectively.  Workers’ compensation expense totaling $44.9 million and $50.7 million was recorded for the thirty-nine weeks ended September 26, 2008 and September 28, 2007, respectively. Workers’ compensation expense includes self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums, any changes in the valuation allowance related to receivables from insurance companies, and other miscellaneous expenses.

NOTE 5: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill (in millions):

	September 26, 2008			December 28, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$39.9	$(9.1)	$30.8	$35.3	$(5.2)	$30.1
Trade name/trademarks	4.1	(0.8)	3.3	3.2	(0.2)	3.0
Non-compete agreements	4.0	(1.4)	2.6	1.3	(0.2)	1.1
	$48.0	$(11.3)	$36.7	$39.8	$(5.6)	$34.2

Indefinite-lived intangible assets:
Trade name/trademarks	$6.5	$--	$6.5	$6.5	$--	$6.5

(1) Excludes intangible assets that are fully amortized.

Effective April 28, 2008, we acquired Personnel Management, Inc. (“PMI”), a light industrial staffing company, for $15.8 million.  Intangible assets other than goodwill recorded as a result of the PMI acquisition totaled $4.7 million.  Intangible assets other than goodwill totaling $2.8 million were recorded in the first quarter of 2008 in conjunction with a separate acquisition.

Total amortization expense was $1.9 million for the thirteen weeks ended September 26, 2008 and $0.9 million for the thirteen weeks ended September 28, 2007.  Amortization expense was $5.1 million for the thirty-nine weeks ended September 26, 2008 and $2.1 million for the thirty-nine weeks ended September 28, 2007.

Page - 9

Amortization expense of intangible assets for the next five years and thereafter is as follows (in millions):

Remainder of 2008	$1.9
2009	6.8
2010	6.5
2011	6.2
2012	3.7
Thereafter	11.6
$36.7

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

SFAS 157 requires certain disclosures regarding fair value based on the inputs used to measure fair value. The following is a list of the defined levels in the fair value hierarchy based on the data and/or methods used to determine fair value:

•                  Level 1: Quoted market prices in active markets for identical assets or liabilities

•                  Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

•                  Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions

Our cash equivalents and investment instruments are classified within Level 1 of the fair value hierarchy.  Our Level 1 investments are valued using quoted market prices in active markets.  As of September 26, 2008, our Level 1 investments consisted of money market accounts totaling $29.7 million and were recorded as Cash and cash equivalents in our Consolidated Balance Sheet.  We had no Level 2 or Level 3 investments as of September 26, 2008.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

On April 15, 2008, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), with Wells Fargo Bank and Bank of America which amended and restated the previous revolving credit facility.  The Amended and Restated Credit Agreement extends the term of the revolving credit facility from November 2008 to April 2011.  In addition, we may request (in no more than three instances) that the Amended and Restated Credit Agreement be increased from $80 million up to $160 million in the aggregate, subject to bank approval.  The Amended and Restated Credit Agreement also eliminated the asset coverage ratio covenant that was contained in the previous revolving credit facility.  Except as set forth above, the Amended and Restated Credit Agreement did not materially change the terms of the previous revolving credit facility. The Amended and Restated Credit Agreement, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  Under the terms of the Amended and Restated Credit Agreement, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of September 26, 2008, our margin was 0.50% and our unused capacity fee was 0.125%.  At September 26, 2008, we had $52.8 million of letters of credit issued against that borrowing capacity leaving us with $27.2 million available for future borrowings.  The Amended and Restated Credit Agreement requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Amended and Restated Credit Agreement.

Workers’ compensation commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Revolving Credit Facility bear fluctuating annual fees of approximately 0.55% of the principal amount of the letters of credit outstanding as of September 26, 2008.  The letters of credit issued related to our Workers’ Assurance Program bear fluctuating annual fees of approximately 0.58% of the principal amount of the letters of credit outstanding as of September 26, 2008.  The surety bonds bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge.

Page - 10

At September 26, 2008 and December 28, 2007 we had provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	Workers’ Compensation Commitments as of:

	September 26,	December 28,
	2008	2007
Workers’ Assurance Program - committed collateral (1)	$121.8	$126.4
Letters of credit	52.8	34.5
Surety bonds (2)	17.2	17.2
Other cash-backed instruments	1.2	1.2
Total Collateral Commitments	$193.0	$179.3

(1) The majority of our committed collateral is held at AIGCI

(2) We had $3.8 and $4.0 million of restricted cash collateralizing our surety bonds at September 26, 2008 and December 28, 2007, respectively

Legal contingencies and developments

From time to time we are subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety.  From time to time we are also subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be reasonably estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We have established reserves for our contingent legal and regulatory liabilities in the amount of $4.5 million at September 26, 2008 and $4.8 million at December 28, 2007. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On July 16, 2003, Alecia Recio, Elizabeth Esquivel, Debbie Owen and Barry Selbts, each a current or former employee of ours, jointly filed an action in United States District Court for the Central District of California, alleging failure to pay overtime under state and federal law and seeking unspecified damages and certification of a class of similarly situated employees (this matter now includes the claims of Scott Romer and Shawna Clark previously pursued in a separate action). On September 23, 2003, the court dismissed the case for improper venue. On October 1, 2003, Recio re-filed her case in California State Court, Los Angeles County, seeking similar relief on behalf of our employees employed in the State of California.  The case went to mediation on September 27, 2007 and on October 12, 2007.  Subsequently, the parties entered into a settlement which resolved all claims.  The settlement received final approval from the court on September 22, 2008.  All amounts related to the settlement are accounted for in our established reserves for our contingent legal and regulatory liabilities.

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We disputed the Division’s position that we provide taxable services under New Jersey law and filed an administrative protest.  The administrative protest was handled internally by the Division and did not involve any outside or independent governmental bodies.  On September 19, 2006, the Division issued a final determination on our administrative protest increasing the amount that we allegedly owe for delinquent sales taxes, penalties and interest to $8.1 million.  Interest continues to accrue on this amount.  We have sought independent review of this determination by filing a complaint with the Tax Court of New Jersey on December 15, 2006.  On September 17, 2008, the Court heard our motion for summary judgment, as well as a cross-motion for summary judgment by the Division, and ordered the parties to conduct additional discovery.

NOTE 8: STOCK BASED COMPENSATION

We account for stock-based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, using the modified-prospective transition method.    Compensation cost for all stock-based awards is recognized using the straight-line method.  Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended September 26, 2008 was $1.7 million, before income taxes, compared to total stock-based compensation expense for the thirteen weeks ended September 28, 2007 of $1.5 million, before income taxes. Total stock-based compensation expense recognized in the consolidated financial statements for the thirty-nine weeks ended September 26, 2008 was $6.2 million, before income taxes, compared to total stock-based compensation expense for the thirty-nine weeks ended September 28, 2007 of $5.5 million, before income taxes.

Page - 11

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

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Thirty-nine weeks ended
	September 26,	September 28,
	2008	2007
Expected life (in years)	3.48	3.48
Expected volatility	43.5%	40.5%
Risk-free interest rate	2.2%	4.9%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options
granted during the period	$5.07	$6.74

Stock option activity follows (shares in thousands):

	Thirty-nine weeks ended
	September 26, 2008

	Shares	Price (1)
Outstanding at beginning of period	1,025	$16.88
Granted	239	$14.85
Exercised	(224)	$11.69
Forfeited	(31)	$19.11
Expired	(17)	$21.24

Outstanding at the end of the period	992	$17.40

Exercisable at the end of the period	458	$17.53

(1) Weighted average exercise price.

As of September 26, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1.9 million, which is expected to be recognized over a weighted average period of 1.8 years through 2012.

Restricted Stock

Restricted stock is granted to directors, officers, and key employees and vests over periods ranging from three to four years.  Compensation cost of restricted stock is calculated based on the grant-date market value.  We recognize compensation cost on a straight line basis over the vesting period for the awards that are expected to vest.

Page - 12

Restricted stock activity follows (shares in thousands):

	Thirty-nine weeks ended
	September 26, 2008
		(1)
	Shares	Price
Nonvested at beginning of period	663	$19.70
Granted	472	$14.37
Vested	(204)	$20.00
Forfeited	(71)	$19.24

Nonvested at the end of the period	860	$16.56

(1) Weighted average market price on grant date.

As of September 26, 2008, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $11.4 million, which is expected to be recognized over a weighted average period of 1.8 years through 2012.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions.  The ESPP permits payroll deductions up to 10% of eligible after-tax compensation.  Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.  Under the ESPP, 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.5 million shares have been issued and 0.4 million shares remain available for future issuance.  The ESPP expires on June 30, 2010. During the thirty-nine weeks ended September 26, 2008 and September 28, 2007, participants purchased 97,000 and 63,000 shares in the ESPP for cash proceeds of $1.1 million and $1.1 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan.  The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

NOTE 9:  INCOME TAXES

The effective tax rate was 37.2% and 34.1% respectively, for the thirteen and thirty-nine weeks ended September 26, 2008.  The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non recurring benefits, results from state and foreign income taxes, federal tax credits, tax exempt interest income and certain nondeductible expenses.  During the second quarter ended June 27, 2008, we reached agreements with state tax authorities to resolve matters related to prior years.  As a result, we reduced our unrecognized tax benefits and recognized a tax provision reduction of $2.4 million during the second quarter ended June 27, 2008.  As of September 26, 2008 we had remaining unrecognized tax benefits of $1.2 million in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) related to various tax jurisdictions.  FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosures.

NOTE 10: STOCK PURCHASES

Under our authorized share purchase program, we purchased and retired 1.2 million shares of our common stock during the thirty-nine weeks ended September 26, 2008 for a total amount of $16.0 million, including commissions.  As of September 26, 2008, $21.5 million of common stock remains available for repurchase under the current authorization, which has no expiration date. Under our authorized share purchase program, we purchased and retired 7.5 million shares of our common stock during the thirty-nine weeks ended September 28, 2007 for a total amount of $148.2 million, including commissions.

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

Page - 13

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented.  Anti-dilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter.  The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our diluted net income per share calculation was 1.1 million during the thirteen weeks ended September 26, 2008 and 0.5 million during the thirteen weeks ended September 28, 2007.  The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our diluted net income per share calculation was 1.3 million during the thirty-nine weeks ended September 26, 2008 and 0.6 million during the thirty-nine weeks ended September 28, 2007.

The following tables present the calculation of Net income per common share - Basic and Diluted (in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Net income	$16,335	$22,723	$41,864	$51,844

Weighted average number of common shares used in basic net income per common share	42,460	44,487	43,005	46,484
Dilutive effect of outstanding stock options and non-vested restricted stock	235	297	171	291
Weighted average number of common shares used in diluted net income per common share	42,695	44,784	43,176	46,775

Net income per common share:
Basic	$0.38	$0.51	$0.97	$1.12
Diluted	$0.38	$0.51	$0.97	$1.11

NOTE 12: COMPREHENSIVE INCOME

Our comprehensive income is comprised of net income, the foreign currency translation adjustment, net of tax and unrealized gain or loss on marketable securities.  The following is a summary of comprehensive income (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Net income	$16,335	$22,723	$41,864	$51,844
Other comprehensive income:
Foreign currency translation adjustment, net of tax	$(10)	1,264	128	1,547
Unrealized gain (loss) on marketable securities	(3)	5	(25)	(8)
Other comprehensive income (loss)	(13)	1,269	103	1,539
Comprehensive income	$16,322	$23,992	$41,967	$53,383

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

Executive Overview

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is an international provider of temporary blue-collar staffing.  Each year, we put approximately 600,000 people to work through the following brands:  Labor Ready for general labor, Spartan Staffing and PMI for light industrial, and CLP Resources, PlaneTechs, and TLC Drivers for skilled trades.  Headquartered in Tacoma, Washington, we serve more than 300,000 small to mid-sized businesses in the construction, warehousing, hospitality, landscaping, transportation, light manufacturing, retail, wholesale, facilities, sanitation, and aviation industries.

Revenue for the thirteen weeks ended September 26, 2008 of $387.9 million decreased 0.7% compared to $390.7 million for the thirteen weeks ended September 28, 2007. The 0.7% revenue decline for the quarter consisted of 16.5 percent growth from acquisitions completed within the last 12 months offset by a 17.2 percent decrease in organic revenue, which consists of total revenue growth less growth from acquisitions.

During the third quarter we closed eight branches and opened no new branches.  We have announced plans to close an additional 17 branches during the fourth quarter.  During less favorable economic conditions, we generally reduce branch openings and increase the number of branch closings.  We believe this type of flexibility and discipline improves the overall return for our investors.

The gross profit rate as a percentage of revenue was 29.7% for the thirteen weeks ended September 26, 2008 compared to 32.1% for the thirteen weeks ended September 28, 2007.  The decrease in the gross profit rate was primarily due to acquisitions made within the last twelve months and pay rates to our temporary employees increasing faster than the bill rates charged to customers, which were partially offset by a decline in our workers’ compensation expense as a percentage of revenue.  The gross profit rate for the companies we acquired over the last twelve months was lower than that of our core business resulting in a decrease in the overall gross profit rate.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 22.2% of revenue for the thirteen weeks ended September 26, 2008 compared to 22.8% for the thirteen weeks ended September 28, 2007.  SG&A as a percentage of revenue was lower during the current year period primarily due to acquisitions completed over the last twelve months, branch closures over the past twelve months and other cost control measures implemented over the last twelve months.  SG&A as a percentage of revenue for the companies we acquired over the last twelve months was lower than that of our core business resulting in a decrease in the overall SG&A percentage.

Net income was $16.3 million, or $0.38 per diluted share, for the thirteen weeks ended September 26, 2008 which was a decrease of 28.1% compared to net income of $22.7 million, or $0.51 per diluted share, for the thirteen weeks ended September 28, 2007.  Net income per diluted share has been impacted by a decrease in our weighted average shares outstanding due to a significant share repurchase effort over the past twelve months.   Net income was lower during the current year period partly due to the decline in same branch revenue, amortization associated with the acquisitions over the last twelve months, and a decline in interest income.

Page - 15

Results of Operations

Thirteen Weeks Ended September 26, 2008 Compared to Thirteen Weeks Ended September 28, 2007

The following table presents selected consolidated financial data (in thousands, except per share amounts):

	Thirteen weeks ended
	September 26,	September 28,
	2008	2007

Revenue from services	$387,914	$390,672
Total revenue (decline) growth %	(0.7%)	4.4%
Gross profit as a % of revenue	29.7%	32.1%
SG&A as a % of revenue	22.2%	22.8%
Operating Income (1)	$28,952	$36,427
Operating Income as % of revenue (1)	7.5%	9.3%

Depreciation and amortization	$3,988	$3,402
Interest and other income, net	$1,049	$2,504
Effective income tax rate	37.2%	36.0%
Net income	$16,335	$22,723
Net income as a % of revenue	4.2%	5.8%
Net income per diluted share	$0.38	$0.51

(1) Income from operations before depeciation and amortization.

Revenue from Services.  Revenue for the thirteen weeks ended September 26, 2008 decreased 0.7% compared to the thirteen weeks ended September 28, 2007.  The change in revenue was made up of the following five components:

	Thirteen weeks ended
	September 26,	September 28,
	2008	2007

Same branch (1)	(14.7%)	1.2%
New branches (2)	0.6%	1.1%
Closed branches	(3.0%)	(1.4%)
Currency and other	(0.1%)	0.5%
Total organic revenue growth (decline)	(17.2%)	1.4%
Acquisitions within last 12 months	16.5%	3.0%
Total sales growth (decline)	(0.7%)	4.4%

(1) Same branch revenue is defined as those branches opened one year or longer.

(2) New branches are defined as those branches opened less than one year.

As noted in the table above, the net decline in revenue included growth in revenue of 16.5 percentage points from acquisitions completed in the last twelve months.  Since fiscal May 2007, we have completed four acquisitions:  Skilled Services in fiscal May 2007 to grow our CLP brand; PlaneTechs in December 2007 to enter the aviation mechanic staffing market; TLC Drivers in February 2008 to enter the truck driver staffing market; and PMI in fiscal May 2008 to expand our geographic presence in the light industrial staffing market.  Revenue growth from acquisitions was partially offset by a decline in same branch revenue.  We did not open any new branches in the third quarter and closed eight branches.  The total number of branches decreased to 919 at September 26, 2008.

Page - 16

Our monthly same branch revenue trends this quarter in comparison with the same period last year are as follows:

	Same Branch
	Growth/(Decline)
	2008	2007
July	(12.2%)	0.5%
August	(14.7%)	1.5%
September	(16.5%)	1.7%

Gross profit.  The gross profit rate was 29.7% of revenue for the thirteen weeks ended September 26, 2008 compared to 32.1% of revenue for the thirteen weeks ended September 28, 2007.  The decrease in the gross profit rate was primarily related to acquisitions made over the last twelve months and pay rates to our temporary employees increasing faster than bill rates to our customers, which were partially offset by a decline in workers’ compensation expense.  Pay rates have been growing faster than bill rates for several quarters as a result of minimum wage increases, a competitive pricing environment associated with a slowing economy, and a decrease in the mix of residential construction.  Pay rate inflation increased 2.8% and bill rate inflation increased 1.9% this quarter in comparison with the same quarter last year.  The gross profit rate was also lower as a percentage of revenue for the current year period due to acquisitions over the last twelve months that have lower gross profit rates than our core business.  Workers’ compensation costs for the thirteen weeks ended September 26, 2008 were approximately 4.2% of revenue compared to 4.7% of revenue for the thirteen weeks ended September 28, 2007.  The improvement in workers’ compensation expense is due to acquisitions which have lower workers’ compensation costs than our core business and the continued success of our accident prevention and risk management programs that have been implemented over several years.

Selling, General, and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 22.2% for the thirteen weeks ended September 26, 2008 compared to 22.8% for the thirteen weeks ended September 28, 2007.  SG&A expenses were lower as a percentage of revenue compared to the prior year period primarily as a result of acquisitions made within the last twelve months, branches closed within the last twelve months, and other cost control measures implemented over the last twelve months. We incurred $2.8 million of restructuring expense during the third quarter of 2008 related to branch closures and other matters.  Over the last twelve months we closed 59 branches, of which 8 were closed in the third quarter of 2008.  SG&A as a percentage of revenue for the companies we acquired over the last twelve months was lower than that of our core business resulting in a decrease in the overall SG&A percentage. The impact from acquisitions on SG&A as a percentage of revenue has been somewhat offset by the decline in same branch revenue which has increased our SG&A as a percentage of revenue due to the fixed costs in our business being spread across a lower same branch revenue base.  Accordingly, in addition to branch closures, we have implemented a variety of initiatives to lower our cost structure.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased to $4.0 million for the thirteen weeks ended September 26, 2008 compared to $3.4 million for the thirteen weeks ended September 28, 2007. The increase during 2008 was primarily due to increased amortization of intangibles from acquisitions made over the last twelve months.

Interest and Other Income, net. We recorded net interest and other income of $1.0 million for the thirteen weeks ended September 26, 2008 compared to $2.5 million during the thirteen weeks ended September 28, 2007.  The decrease is related to a lower cash balance as well as lower investment yields. The decrease in cash is primarily related to the use of cash to purchase our common stock, fund the acquisition of new businesses, and to fund operations.

Approximately 57% of our restricted cash was subject to an annual interest rate reset by our insurance carrier on July 1, 2008.  The interest rate on the cash subject to reset was approximately 5.2% for the period July 2007 to July 2008.  Based on the July 1, 2008 annual interest rate reset, the rate from July 2008 to July 2009 will be 2.6% as a result of market declines in interest rates.

Income Tax. Our effective tax rate on earnings for the thirteen weeks ended September 26, 2008 was 37.2%, compared to 36.0% for the thirteen weeks ended September 28, 2007.  The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non recurring benefits, results from state and foreign income taxes, federal tax credits, tax exempt interest income and certain nondeductible expenses.

Page - 17

Results of Operations

Thirty-Nine Weeks Ended September 26, 2008 Compared to Thirty-Nine Weeks Ended September 28, 2007

The following table presents selected consolidated financial data (in thousands, except per share amounts):

	Thirty-nine weeks ended
	September 26,	September 28,
	2008	2007

Revenue from services	$1,082,640	$1,032,040
Total revenue growth %	4.9%	2.1%
Gross profit as a % of revenue	29.9%	32.0%
SG&A as a % of revenue	23.4%	24.1%
Operating Income (1)	$70,797	$81,827
Operating Income as % of revenue (1)	6.5%	7.9%

Depreciation and amortization	$11,863	$8,661
Interest and other income, net	$4,569	$8,223
Effective income tax rate	34.1%	36.3%
Net income	$41,864	$51,844
Net income as a % of revenue	3.9%	5.0%
Net income per diluted share	$0.97	$1.11

(1) Income from operations before depeciation and amortization.

Revenue from Services.  Revenue for the thirty-nine weeks ended September 26, 2008 increased 4.9% compared to the thirty-nine weeks ended September 28, 2007.  The change in revenue was made up of the following five components:

	Thirty-nine weeks ended
	September 26,	September 28,
	2008	2007

Same branch (1)	(9.7%)	(0.2%)
New branches (2)	0.9%	1.3%
Closed branches	(3.1%)	(1.3%)
Currency and other	0.3%	0.4%
Total organic revenue growth (decline)	(11.6%)	0.2%
Acquisitions within last 12 months	16.5%	1.9%
Total sales growth	4.9%	2.1%

(1) Same branch revenue is defined as those branches opened one year or longer.

(2) New branches are defined as those branches opened less than one year.

Of the revenue growth of 4.9%, 16.5 percentage points are from acquisitions completed in the last twelve months.  Since fiscal May 2007, we have completed four acquisitions:  Skilled Services in May 2007 to grow our CLP brand; PlaneTechs in December 2007 to enter the aviation mechanic staffing market; TLC Drivers in February 2008 to enter the truck driver staffing market; and PMI in May 2008 to expand our geographic presence in the light industrial staffing market.  Revenue growth from acquisitions was partially offset by a decline in same branch revenue and closed branches.  We opened 3 branches and closed 32 branches during the thirty-nine weeks ended September 26, 2008.  The total number of branches was 919 at September 26, 2008 and September 28, 2007.

Page - 18

Our monthly same branch revenue trends in comparison with the same period last year are as follows:

	Same Branch
	Growth/(Decline )
	2008	2007
January	(0.2%)	(6.6%)
February	(0.1%)	(4.0%)
March	(3.8%)	0.1%
April	(6.7%)	(0.8%)
May	(11.2%)	1.3%
June	(12.6%)	1.3%
July	(12.2%)	0.5%
August	(14.7%)	1.5%
September	(16.5%)	1.7%

Gross profit.  The gross profit rate was 29.9% of revenue for the thirty-nine weeks ended September 26, 2008 compared to 32.0% of revenue for the thirty-nine weeks ended September 28, 2007.  The decrease in the gross profit rate was primarily related to acquisitions made over the last twelve months and pay rates to our temporary employees increasing faster than bill rates to our customers, which were partially offset by a decline in workers’ compensation expense.  Pay rates have been growing faster than bill rates for several quarters as a result of minimum wage increases, a competitive pricing environment associated with a slowing economy, and a decrease in the mix of residential construction.  Pay rate inflation increased 3.4% and bill rate inflation increased 2.4% for the thirty-nine weeks ended September 26, 2008 in comparison with the same period one year ago.  The gross profit rate was also lower as a percentage of revenue for the current year period due to acquisitions over the last twelve months that have lower gross profit rates than our core business.  Workers’ compensation costs for the thirty-nine weeks ended September 26, 2008 were 4.1% of revenue compared to 4.9% of revenue for the thirty-nine weeks ended September 28, 2007.  The improvement in workers’ compensation expense is due to acquisitions which have lower workers’ compensation costs than our core business and the continued success of our accident prevention and risk management programs that have been implemented over several years.

Selling, General, and Administrative Expenses.  SG&A expenses as a percentage of revenue were 23.4% for the thirty-nine weeks ended September 26, 2008 compared to 24.1% for the thirty-nine weeks ended September 28, 2007. SG&A expenses were lower as a percentage of revenue compared to the prior year period primarily as a result of acquisitions made within the last twelve months, branches closed within the last twelve months, and other cost control measures implemented over the last twelve months, which were partially offset by a decline in our same branch sales and corresponding leverage of our cost structure.  We incurred $2.8 million of restructuring expense during the third quarter of 2008 related to branch closures and other matters.  Over the last twelve months we closed 59 branches, of which 32 were closed in 2008.  In addition to branch closures, we have implemented a variety of initiatives to lower our cost structure.  SG&A as a percentage of revenue for the companies we acquired over the last twelve months was lower than that of our core business resulting in a decrease in the overall SG&A percentage.  The impact from acquisitions on SG&A as a percentage of revenue has been somewhat offset by the decline in same branch revenue which has increased our SG&A as a percentage of revenue due to the fixed costs in our business being spread across a lower same branch revenue base.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased to $11.9 million for the thirty-nine weeks ended September 26, 2008 compared to $8.7 million for the thirty-nine weeks ended September 28, 2007. The increase during 2008 was primarily due to increased amortization of intangibles from acquisitions made over the last twelve months.

Interest and Other Income, net. We recorded net interest and other income of $4.6 million for the thirty-nine weeks ended September 26, 2008 compared to $8.2 million during the thirty-nine weeks ended September 28, 2007.  The decrease is related to a lower cash balance as well as lower investment yields.  The decrease in cash is primarily related to the use of cash to purchase our common stock, fund the acquisition of new businesses, and to fund operations.

Approximately 57% of our restricted cash was subject to an annual interest rate reset by our insurance carrier on July 1, 2008.  The interest rate on the cash subject to reset was approximately 5.2% for the period July 2007 to July 2008.  Based on the July 1, 2008 annual interest rate reset, the rate from July 2008 to July 2009 will be 2.6% as a result of market declines in interest rates.

Income Tax. Our effective tax rate on earnings for the thirty-nine weeks ended September 26, 2008 was 34.1%, compared to 36.3% for the thirty-nine weeks ended September 28, 2007.  The decrease to the year to date effective tax rate is primarily due to nonrecurring benefits recorded during the second quarter ended June 27, 2008.  We reached agreements with state tax authorities to resolve matters related to prior years.  As a result, we recognized a tax provision reduction of $2.4 million.  The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non recurring benefits, results from state and foreign income taxes, federal tax credits, tax exempt interest income and certain nondeductible expenses.

Page - 19

Liquidity and Capital Resources

Cash Flows from Operating Activities

Our cash flows provided by operating activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 26,	September 28,
	2008	2007

Net Income	$41,864	$51,844
Depreciation and amortization	11,863	8,661
Provision for doubtful accounts	6,697	7,543
Stock-based compensation	6,229	5,457
Excess tax benefits from stock-based compensation	--	(1,293)
Deferred income taxes	(7,102)	(4,458)
Other operating activities	530	105
Changes in operating assets and liabilities, exclusive of businesses acquired	(19,171)	(16,802)
Net cash provided by operating activities	$40,910	$51,057

Net cash provided by operating activities was $40.9 million for the thirty-nine weeks ended September 26, 2008 and was primarily due to our net income of $41.9 million for the thirty-nine weeks ended September 26, 2008.  Year-to-date cash flow from operations decreased by $10.1 million in comparison with the same period last year.  The decrease was primarily due to the decline in net income, which was partially offset by timing differences associated with income tax payments and higher amortization expense due to acquisition related intangible assets acquired over the last year.

Cash Flows from Investing Activities

Our cash flows provided by (used in) investing activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 26,	September 28,
	2008	2007

Capital expenditures	$(20,009)	$(16,311)
Purchases of marketable securities	(27,158)	(146,901)
Maturities of marketable securities	38,087	227,706
Acquisitions of businesses, net of cash acquired	(21,270)	(26,456)
Change in restricted cash	4,712	809
Other	--	(167)
Net cash provided by (used in) investing activities	$(25,638)	$38,680

Net cash used in investing activities was $25.6 million for the thirty-nine weeks ended September 26, 2008.  For the thirty-nine weeks ended September 26, 2008, net maturities of marketable securities and a decrease in restricted cash was offset by the acquisition of TLC Drivers, Personnel Management, and capital expenditures primarily related to investments in technology.

Page - 20

Cash Flows from Financing Activities

Our cash flows used in financing activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 26,	September 28,
	2008	2007

Purchases and retirement of common stock	$(15,997)	$(148,233)
Net proceeds from sale of stock through options and employee benefit plans	3,173	5,046
Shares withheld for taxes upon vesting of restricted stock	(918)	(954)
Excess tax benefits from stock-based compensation	--	1,293
Payments on debt	(193)	(842)
Other	(229)	--
Net cash used in financing activities	$(14,164)	$(143,690)

We purchased $16.0 million of our common stock during the thirty-nine weeks ended September 26, 2008.  As of September 26, 2008 we had $21.5 million of common stock available to us for future repurchases under the current authorization.

Capital Resources

On April 15, 2008, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Wells Fargo Bank and Bank of America, which amended and restated the previous revolving credit facility.  The Amended and Restated Credit Agreement extends the term of the revolving credit facility from November 2008 to April 2011.  In addition, we may request (in no more than three instances) that the Amended and Restated Credit Agreement be increased from $80 million up to $160 million in the aggregate, subject to bank approval.  The Amended and Restated Credit Agreement also eliminated the asset coverage ratio covenant that was contained in the previous revolving credit facility.  Except as set forth above, the Amended and Restated Credit Agreement did not materially change the terms of the previous revolving credit facility. The Amended and Restated Credit Agreement, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit.  Under the terms of the Amended and Restated Credit Agreement, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA.  Fees for letters of credit are based on the margin in effect plus a fee of 0.05%.  As of September 26, 2008, our margin was 0.50% and our unused capacity fee was 0.125%.  At September 26, 2008, we had $52.8 million of letters of credit issued against that borrowing capacity leaving us with $27.2 million available for future borrowings.  The Amended and Restated Credit Agreement requires that we comply with certain financial covenants.  Among other things, these covenants require us to maintain certain leverage and coverage ratios.  We are currently in compliance with all covenants related to the Amended and Restated Credit Agreement.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral.  These instruments include cash-backed letters of credit, cash held in trusts, as well as cash deposits held by our insurance carriers.  At September 26, 2008 we had restricted cash in our Workers’ Assurance Program totaling $122.1 million.  Of this cash, $121.8 million was committed to insurance carriers leaving $0.3 million available for future needs.  The majority of our collateral is held by AIG Commercial Insurance (“AIGCI”) a subsidiary of American International Group, Inc. (“AIG”).

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months.

Workers’ Compensation Collateral and Claims Reserves

We provide workers’ compensation insurance for our temporary and permanent employees.  While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond the self insured limits.  Our workers’ compensation insurance policies are renewed annually.  We had coverage with AIGCI for occurrences during the period from July 2007 to July 2008 and renewed our coverage with AIGCI effective July 2008 to July 2009. For workers’ compensation claims originating in states where we are self-insured, the majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million self insured limit, on a “per occurrence” basis.  This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Page - 21

Our workers’ compensation insurance policies are with various insurance subsidiaries of AIGCI.  AIGCI holds the majority of the restricted cash collateralizing our high-deductible workers’ compensation policies.  AIG has stated publicly and on its website as recently as October 24, 2008, that its insurance companies remain financially strong and well-capitalized and that its insurance companies are able to pay all valid claims.  However, if the commercial insurance operations of the AIGCI subsidiaries do experience financial distress then they may not be able to satisfy their coverage obligations to us and we may be forced to satisfy some or all of those claims directly.  In addition, we could be required to provide additional collateral to a new insurance carrier in order to acquire workers’ compensation insurance for our workers.  This in turn, could harm our financial condition or results from operations.

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.  Generally, our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims.  Although the estimated claims are expensed as incurred, the claim payments are made over a weighted average period of six years.  We maintain reserves for workers’ compensation claims, including the excess claims portion above our self insured limit, using actuarial estimates of the future cost of claims and related expenses.  Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims.  At September 26, 2008 our reserves are discounted at rates ranging from 3.32% to 4.83%.

Our workers’ compensation reserves include not only estimated expenses for claims within our self insured layer but also estimated expenses related to claims above our self insured limits (“excess claims”).  We record an estimated receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies.  We discount this receivable to its estimated net present value using the risk-free rates associated with the weighted average lives of our excess claims.  The weighted average claim lives are actuarially determined.  When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.

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

Changes in reserve estimates are reflected in the income statement for the period when the changes in estimates are made.  Changes related to prior years reserves (net of discount) were $15.4 million for the thirty-nine weeks ended September 26, 2008 and $12.3 million for the thirty-nine weeks ended September 28, 2007.

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

Page - 22

At September 26, 2008 and December 28, 2007 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	September 26,	December 28,
	2008	2007
Workers’ Assurance Program - committed collateral (1)	$121.8	$126.4
Letters of credit	52.8	34.5
Surety bonds (2)	17.2	17.2
Other cash-backed instruments	1.2	1.2
Total Collateral Commitments	$193.0	$179.3

(1) The majority of our committed collateral is held at AIGCI

(2) We had $3.8 and $4.0 million of restricted cash collateralizing our surety bonds at September 26, 2008 and December 28, 2007, respectively

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers.  The fees related to those instruments subject to an annual fee were approximately 0.57% as of September 26, 2008.

The amount of collateral that our insurance carrier required us to post for our annual renewal at July 1, 2007 was substantially less than the previous year.  As of July 1, 2008, as anticipated, the carrier required us to post an additional $8.2 million of collateral related to that policy year.

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	September 26,	December 28,
	2008	2007

Ending workers’ compensation reserve:	$205.9	$197.4
1) Discount on reserves	45.5	44.2
2) Collateral posted with providers in comparison to obligation incurred	(31.4)	(37.3)
3) Discounted reserves for claims above our deductible	(27.0)	(25.0)

Total Collateral Commitments	$193.0	$179.3

Our total collateral commitments differ from our workers’ compensation reserve due to several factors including the following which are reconciled above:

(1)	Our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve;
(2)	Collateral posted with insurance carriers and various state entities in comparison to the estimated balance of unpaid claims; and
(3)

Our workers’ compensation reserves include not only estimated expenses for claims within our self insured layer but also estimated expenses related to claims above our self insured limits (“excess claims”).

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.  There were no material changes outside the ordinary course of business in our contractual obligations during the thirty-nine week period ended September 26, 2008.

Page - 23

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments.  We do not currently use derivative financial instruments.  As of September 26, 2008, our purchased investments included in cash and cash equivalents had maturities of less than 90 days from the date of purchase.  Our cash and cash equivalents are primarily held in money market funds.  An increase in interest rates immediately and uniformly by 10% from our 2007 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and our CFO concluded that, as of September 26, 2008, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  During the thirty-nine weeks ended September 26, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 24

PART II.  Other Information

Item 1.        Legal Proceedings

See Note 7 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for fiscal 2007.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Under our authorized share purchase program, we purchased 1.2 million shares of our common stock during the thirty-nine weeks ended September 26, 2008 for a total amount of $16.0 million, including commissions.  As of September 26, 2008, $21.5 million of common stock remains available for repurchase under the current authorization, which has no expiration date.  We purchased and retired 7.5 million shares of our common stock for a total amount of $148.2 million during the thirty-nine week period ended September 28, 2007.

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 26, 2008.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs (1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end
6/28/08 through 7/25/08	349,050	$12.90	347,848	$21.5 million
7/26/08 through 8/22/08	1,007	$16.11	--	$21.5 million
8/23/08 through 9/26/08	2,172	$16.31	--	$21.5 million
Total	352,229	$12.93	347,848

(1)

During the thirteen weeks ended September 26, 2008, we purchased 4,381 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Page - 25

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

TRUEBLUE, INC.

/s/ Steven C. Cooper	10/30/08
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer
and President

/s/ Derrek L. Gafford	10/30/08
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive
Vice President

/s/ Norman H. Frey	10/30/08
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 27