Form 10-Q
period 2009-03-27
TrueBlue, Inc.
filed 2009-05-01
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 24, 2009, there were 43,798,188 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

TrueBlue, Inc.

Page - 2

PART I. Financial Information

Item 1.	Financial Statements

TrueBlue, Inc.

Consolidated Balance Sheets

In Thousands (Except Par Values)

	March 27, 2009	December 26, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$103,525	$108,102
Accounts receivable, net of allowance for doubtful accounts of $4.1 and $5.4 million	92,887	104,979
Prepaid expenses, deposits and other current assets	9,371	9,061
Income tax receivable	14,829	15,821
Deferred income taxes	7,358	4,841

Total current assets	227,970	242,804
Property and equipment, net	62,535	61,542
Restricted cash	123,603	120,323
Deferred income taxes	14,120	12,831
Goodwill	36,960	36,960
Intangible assets, net	25,670	26,404
Other assets, net	18,765	18,811

Total assets	$509,623	$519,675

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$20,128	$21,852
Accrued wages and benefits	18,260	19,750
Current portion of workers’ compensation claims reserve	48,649	51,414
Other current liabilities	365	2,292

Total current liabilities	87,402	95,308
Workers’ compensation claims reserve, less current portion	151,976	152,178
Other non-current liabilities	3,802	2,060

Total liabilities	243,180	249,546

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized;	—	—
Common stock, no par value, 100,000 shares authorized; 43,752 and 43,340 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,015	1,992
Retained earnings	264,427	268,136

Total shareholders’ equity	266,443	270,129

Total liabilities and shareholders’ equity	$509,623	$519,675

See accompanying notes to consolidated financial statements

Page - 3

TrueBlue, Inc.

Consolidated Statements of Operations

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen weeks ended
	March 27, 2009	March 28, 2008
Revenue from services	$224,414	$324,016
Cost of services	161,743	225,661

Gross profit	62,671	98,355
Selling, general and administrative expenses	68,311	82,484
Depreciation and amortization	4,145	3,908

Income (loss) from operations	(9,785)	11,963
Interest expense	(98)	(132)
Interest and other income	1,299	2,028

Interest and other income, net	1,201	1,896

Income (loss) before tax expense (benefit)	(8,584)	13,859
Income tax expense (benefit)	(3,281)	5,058

Net income (loss)	$(5,303)	$8,801

Net income (loss) per common share:
Basic	$(0.12)	$0.20
Diluted	$(0.12)	$0.20

Weighted average shares outstanding:
Basic	42,682	43,362
Diluted	42,682	43,494

See accompanying notes to consolidated financial statements

Page - 4

TrueBlue, Inc.

Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Thirteen weeks ended
	March 27, 2009	March 28, 2008
Cash flows from operating activities:
Net income (loss)	$(5,303)	$8,801
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,145	3,908
Provision for doubtful accounts	1,702	2,252
Stock-based compensation	2,497	2,768
Deferred income taxes	(3,777)	421
Other operating activities	790	132
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	10,390	(796)
Income taxes	358	(6,036)
Other assets	(264)	1,916
Accounts payable and other accrued expenses	(2,474)	(510)
Accrued wages and benefits	(1,465)	463
Workers’ compensation claims reserve	(2,967)	602
Other liabilities	(52)	(486)

Net cash provided by operating activities	3,580	13,435

Cash flows from investing activities:
Capital expenditures	(4,527)	(5,829)
Purchases of marketable securities	—	(27,144)
Maturities of marketable securities	—	37,055
Acquisition of business, net of cash acquired	—	(5,319)
Change in restricted cash	(3,280)	6,199
Other	71	45

Net cash provided by (used in) investing activities	(7,736)	5,007

Cash flows from financing activities:
Net proceeds from sale of stock through options and employee benefit plans	322	544
Shares withheld for taxes upon vesting of restricted stock	(591)	(617)
Payments on debt	(133)	(64)

Net cash used in financing activities	(402)	(137)

Effect of exchange rates on cash	(19)	(288)

Net change in cash and cash equivalents	(4,577)	18,017
CASH AND CASH EQUIVALENTS, beginning of period	108,102	57,008

CASH AND CASH EQUIVALENTS, end of period	$103,525	$75,025

See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 26, 2008. The same accounting policies are followed for preparing quarterly and annual financial information. Operating results for the thirteen week period ended March 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 25, 2009.

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the last Friday of December. Fiscal years 2009 and 2008 are 52-week years.

Recently adopted accounting pronouncements

On December 27, 2008, we adopted the FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The adoption of FSP 142-3 did not have a material effect on our consolidated financial position, results of operations or cash flows.

On December 27, 2008, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and the associated FSP No. 141(R)-1, which replaced SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are to be applied prospectively to business combinations completed on or after the adoption date. For acquisitions completed prior to December 27, 2008, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. The adoption of SFAS 141R and FSP No. 141(R)-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2: CASH AND CASH EQUIVALENTS

Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy. Our Level 1 investments are valued using quoted market prices in active markets. As of March 27, 2009 and December 26, 2008, our Level 1 cash equivalents consisted of money market accounts totaling $63.3 million and $55.2 million, respectively, and were recorded as Cash and cash equivalents in our Consolidated Balance Sheet. We had no Level 2 or Level 3 investments as of March 27, 2009 and December 26, 2008.

NOTE 3: RESTRICTED CASH

Restricted cash consists primarily of cash held by our insurance carrier as collateral for our workers’ compensation program. We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers. Committed collateral represents instruments that have been provided or pledged to an insurance company for either the direct payment of claims, or to cover the cost of claims in the event we are unable to make payment. The majority of our collateral is held by AIU Holdings, Inc. (“AIU”) formerly known as AIG Commercial Insurance, a subsidiary of American International Group, Inc. (“AIG”).

Page - 6

The following is a summary of restricted cash (in millions):

	March 27, 2009	December 26, 2008

Workers’ Assurance Program - committed collateral	$117.9	$114.6
Cash collateralizing surety bonds and deposits - committed collateral	4.9	4.9
Other	0.8	0.8

Total Restricted Cash	$123.6	$120.3

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	March 27, 2009	December 26, 2008

Buildings and land	$24.1	$24.1
Computers and software	61.1	53.3
Cash dispensing machines	12.1	12.2
Furniture and equipment	9.4	9.5
Construction in progress	3.7	7.6

	110.4	106.7
Less accumulated depreciation and amortization	(47.9)	(45.2)

	$62.5	$61.5

NOTE 5: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill (in millions):

	March 27, 2009			December 26, 2008

	Gross Carrying	Accumulated Amortization	Net Carrying Amount	Gross Carrying	Accumulated Amortization	Impairment Adjustment	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$18.0	$(2.7)	$15.3	$39.9	$(10.5)	$(13.6)	$15.8
Trade name/trademarks	3.5	(0.6)	2.9	3.5	(0.5)	—	3.0
Non-compete agreements	2.3	(0.6)	1.7	3.3	(1.0)	(0.5)	1.8

	$23.8	$(3.9)	$19.9	$46.7	$(12.0)	$(14.1)	$20.6

Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	$—	$5.8	$6.6	$—	$(0.8)	$5.8

(1)	Excludes intangible assets that are fully amortized.

Total amortization expense was $0.7 million for the thirteen weeks ended March 27, 2009 and $1.5 million for the thirteen weeks ended March 28, 2008.

Page - 7

Amortization expense of intangible assets for the next five years and thereafter is as follows (in millions):

Remainder of 2009	$2.2
2010	2.9
2011	2.7
2012	2.7
2013	2.3
Thereafter	7.1

$19.9

NOTE 6: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits. Our workers’ compensation insurance policies are renewed annually. We have coverage with AIU for occurrences during the period from July 2008 to July 2009. For workers’ compensation claims originating in states where we are self-insured, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. At March 27, 2009, our reserves are discounted at rates ranging from 4.03% to 6.48%. Included in the accompanying Consolidated Balance Sheets as of March 27, 2009 and December 26, 2008 are discounted workers’ compensation claims reserves in the amounts of $200.6 million and $203.6 million, respectively.

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

Our workers’ compensation reserves include not only estimated expenses for claims within our self-insured layer but also estimated expenses related to claims above our self-insured limits (“excess claims”). We record an estimated receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount this receivable to its estimated net present value using the risk-free rates associated with the weighted average lives of our excess claims. The weighted average claim lives are actuarially determined. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. Our valuation allowance against receivables from Troubled Insurance Companies as of March 27, 2009 and December 26, 2008 is $6.8 million and $6.9 million, respectively. Total discounted receivables from insurance companies, net of related valuation allowance, as of March 27, 2009 and December 26, 2008 are $16.9 million and $17.0 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums, any changes in the valuation allowance related to receivables from insurance companies as described above and other miscellaneous expenses. Workers’ compensation expense totaling $8.9 million and $13.5 million was recorded for the thirteen weeks ended March 27, 2009 and March 28, 2008, respectively.

Page - 8

NOTE 7: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

We have a revolving credit facility (“Credit Facility”) with Wells Fargo Bank and Bank of America. Under the terms of the Credit Facility we may request (in no more than three instances) that the Credit Facility be increased from $80 million up to $160 million in the aggregate, subject to bank approval. The Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit. Under the terms of the Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA. Fees for letters of credit are based on the margin in effect plus a fee of 0.05%. As of March 27, 2009, our fees for letters of credit were 0.55% and our unused capacity fee was 0.125%. At March 27, 2009, we had $51.8 million of letters of credit issued against that borrowing capacity leaving us with $28.2 million available for future borrowings. The Credit Facility requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain leverage and coverage ratios. We are currently in compliance with all covenants related to the Credit Facility. The Credit Facility expires in April 2011.

Workers’ compensation commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Credit Facility bear fluctuating annual fees of approximately 0.55% of the principal amount of the letters of credit outstanding as of March 27, 2009. The letters of credit issued related to our Workers’ Assurance Program bear fluctuating annual fees of approximately 0.58% of the principal amount of the letters of credit outstanding as of March 27, 2009. The surety bonds bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge.

At March 27, 2009 and December 26, 2008 we had provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	Workers’ Compensation Commitments as of:

	March 27, 2009	December 26, 2008
Workers’ Assurance Program - committed collateral (1)	$117.9	$114.6
Letters of credit	51.8	52.9
Surety bonds (2)	17.3	17.1
Other cash-backed instruments	1.2	1.1

Total Collateral Commitments	$188.2	$185.7

(1)	The majority of our committed collateral is held at AIU.
(2)	We had $3.8 million of restricted cash collateralizing our surety bonds at both March 27, 2009 and December 26, 2008.

Legal contingencies and developments

From time to time we are subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. We are also from time to time subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be reasonably estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We have established reserves for our contingent legal and regulatory liabilities in the amount of $4.3 million at March 27, 2009 and December 26, 2008. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

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

Page - 9

September 27, 2007 and on October 12, 2007. Subsequently, the parties entered into a settlement which resolved all claims. The settlement received final approval from the court on September 22, 2008. All amounts related to the settlement are accounted for in our established reserves for our contingent legal and regulatory liabilities.

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We disputed the Division’s position that we provide taxable services under New Jersey law and filed an administrative protest. The administrative protest was handled internally by the Division and did not involve any outside or independent governmental bodies. On September 19, 2006, the Division issued a final determination on our administrative protest increasing the amount that we allegedly owe for delinquent sales taxes, penalties and interest to $8.1 million. Interest continues to accrue on this amount. We have sought independent review of this determination by filing a complaint with the Tax Court of New Jersey on December 15, 2006. On September 17, 2008, the Court heard our motion for summary judgment, as well as a cross-motion for summary judgment by the Division. The Court declined to grant either motion and ordered the parties to conduct additional discovery. We do not expect this matter to have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 8: STOCK BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended March 27, 2009 was $2.5 million, before income taxes, compared to total stock-based compensation expense for the thirteen weeks ended March 28, 2008 of $2.8 million, before income taxes.

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

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Thirteen weeks ended
	March 27, 2009	March 28, 2008
Expected life (in years)	3.35	3.48
Expected volatility	53.0%	43.5%
Risk-free interest rate	1.4%	2.2%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$3.52	$5.07

Stock option activity follows (shares in thousands):

	Thirteen weeks ended

	March 27, 2009

	Shares	Price (1)
Outstanding at beginning of period	906	$17.60
Granted	304	$9.08
Exercised	—	—
Forfeited	(5)	$13.74
Expired	(21)	$13.68

Outstanding at the end of the period	1,184	$15.50

Exercisable at the end of the period	487	$18.42

(1)	Weighted average exercise price.

Page - 10

As of March 27, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.2 million, which is expected to be recognized over a weighted average period of 2.1 years through 2013.

Restricted stock

Restricted stock is granted to directors, officers, and key employees and vests annually over periods ranging from three to four years. Compensation cost of restricted stock is calculated based on the grant-date market value. We recognize compensation cost on a straight line basis over the vesting period for the awards that are expected to vest.

Restricted stock activity follows (shares in thousands):

	Thirteen weeks ended March 27, 2009

	Shares	Price (1)
Nonvested at beginning of period	784	$16.51
Granted	410	$9.08
Vested	(195)	$17.33
Forfeited	(48)	$14.94

Nonvested at the end of the period	951	$13.37

(1)	Weighted average market price on grant date.

As of March 27, 2009, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $11.1 million, which is expected to be recognized over a weighted average period of 1.8 years through 2013.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. Under the ESPP, 1.9 million shares of common stock have been reserved for purchase under the ESPP, of which 1.6 million shares have been issued and 0.3 million shares remain available for future issuance. The ESPP expires on June 30, 2010. During the thirteen weeks ended March 27, 2009 and March 28, 2008, participants purchased 51,000 and 37,000 shares in the ESPP for cash proceeds of $0.3 million and $0.4 million, respectively.

We consider our ESPP to be compensatory under SFAS No. 123R and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

NOTE 9: INCOME TAXES

The effective tax rate was 38.2% for the thirteen weeks ended March 27, 2009. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non recurring benefits, results from state and foreign income taxes, federal tax credits, tax exempt interest income and certain nondeductible expenses. As of March 27, 2009 and December 26, 2008, we had remaining unrecognized tax benefits of $1.9 million in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

NOTE 10: STOCK PURCHASES

We did not purchase any shares of our common stock during the thirteen weeks ended March 27, 2009 and March 28, 2008. As of March 27, 2009 we had remaining authorization for future purchases of common stock in the amount of $21.5 million under the current board approved authorization with no expiration date.

NOTE 11: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding options and non-vested restricted stock except where their inclusion would be anti-dilutive.

Page - 11

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented. Anti-dilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter. Due to the net loss from continuing operations for the thirteen weeks ended March 27, 2009, the assumed exercise of stock options and non-vested restricted stock had an anti-dilutive effect and therefore was excluded from the computation of diluted loss per share. The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our diluted net income (loss) per share calculation was 1.8 million during the thirteen weeks ended March 27, 2009 and 1.5 million during the thirteen weeks ended March 28, 2008.

The following tables present the calculation of Net income per common share - Basic and Diluted (in thousands, except per share data):

	Thirteen weeks ended
	March 27, 2009	March 28, 2008

Net income (loss)	$(5,303)	$8,801

Weighted average number of common shares used in basic net income (loss) per common share	42,682	43,362
Dilutive effect of outstanding stock options and non-vested restricted stock	—	132

Weighted average number of common shares used in diluted net income (loss) per common share	42,682	43,494

Net income (loss) per common share:
Basic	$(0.12)	$0.20
Diluted	$(0.12)	$0.20

NOTE 12: COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) is comprised of net income, the foreign currency translation adjustment, net of tax and unrealized gain or loss on marketable securities. The following is a summary of comprehensive income (loss) (in thousands):

	Thirteen weeks ended
	March 27, 2009	March 28, 2008

Net income (loss)	$(5,303)	$8,801

Other comprehensive income:
Foreign currency translation adjustment, net of tax	(2)	223
Unrealized gain (loss) on marketable securities	25	(20)

Other comprehensive income	23	203

Comprehensive income (loss)	$(5,280)	$9,004

Page - 12

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

Executive Overview

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is an international provider of temporary blue-collar staffing. Each year, we put approximately 500,000 people to work through the following brands: Labor Ready for general labor, Spartan Staffing for light industrial services, and CLP Resources, PlaneTechs, and TLC for skilled trades. Headquartered in Tacoma, Washington, we serve approximately 250,000 small to mid-sized businesses in the construction, warehousing, hospitality, landscaping, transportation, light manufacturing, retail, wholesale, facilities, sanitation, and aviation industries.

Revenue for the thirteen weeks ended March 27, 2009 of $224.4 million decreased 30.7% compared to $324.0 million for the thirteen weeks ended March 28, 2008. The 30.7% revenue decline for the quarter consisted of 5.0% growth from acquisitions completed within the last 12 months offset by a 35.7% decrease in organic revenue, which consists of total revenue growth less growth from acquisitions. Growth from acquisitions included TLC Services Group, Inc., a professional truck driver staffing provider and Personnel Management, Inc., a light industrial staffing company. The decline in year over year demand for our services accelerated each month during the thirteen weeks ended March 27, 2009 as compared to the prior year. While our year-over-year revenue trends continue to experience recessionary pressure, we have seen some moderation in the rate of deceleration of our year-over-year trends.

The U.S. economy remains in a recession and as a result we continue to experience a significant decrease in demand for blue collar staffing, which has negatively impacted our performance. We believe the markets we serve will continue to remain under pressure until the overall economy stabilizes and begins to grow again. In response to the recession we have increased the number of branch closings. Primary factors influencing which branches to close included financial performance, ability to consolidate with another branch, tenure and quality of branch management, and long-term market potential of the location. During 2008, we closed 73 branches and sold the remaining 29 branches in the United Kingdom. During the first quarter 2009, we closed 40 branches. We continue to focus on providing exceptional service to our customers while balancing the need for aggressive cost management and maintaining a strong balance sheet.

The gross profit rate as a percentage of revenue was 27.9% for the thirteen weeks ended March 27, 2009 compared to 30.4% for the thirteen weeks ended March 28, 2008. The impact of acquisitions, pricing pressures resulting from the current economic recession, and increased wages paid to our temporary workers due to statutory minimum wage increases are the primary causes for the decline in gross profit as a percentage of revenue. The gross profit as a percentage of revenue of acquired companies has been less than that of our core business creating a decrease in the overall blended gross profit as a percentage of revenue. While we have increased the bill rates to our customers for minimum wage increases, we have not fully passed through the amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions. Similarly, the overall staffing market is experiencing an increased level of competitive bidding as staffing providers try to maintain market share and customers seek methods to reduce costs. Pricing pressure on gross profit as a percentage of revenue was partially offset by the improvement in workers’ compensation expense, which is primarily due to continued improvements in accident prevention and risk management. Our accident rate for the thirteen weeks ended March 27, 2009 decreased by nearly 15% in comparison with the thirteen weeks ended March 28, 2008. We believe we can maintain our positive momentum throughout 2009 in reducing accident rates, in comparison with 2008, which could lower our workers’ compensation expense.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 30.4% of revenue for the thirteen weeks ended March 27, 2009 compared to 25.5% for the thirteen weeks ended March 28, 2008. Commencing in the prior year, we have taken aggressive cost management actions across all levels of the organization. SG&A expenses have declined by 17.2% compared to the first quarter of 2008. SG&A as a percent of revenue declined at a slower rate than did revenue due to the fixed cost nature of certain SG&A costs Cost management will remain a focus during this recession. Our cost management actions prepare us well to harness the strong operating leverage of our business model as the economy recovers.

Page - 13

Net loss was $5.3 million, or $0.12 per diluted share, for the thirteen weeks ended March 27, 2009 compared to net income of $8.8 million, or $0.20 per diluted share, for the thirteen weeks ended March 28, 2008. The net loss is due primarily to the decline in same branch revenue.

We remain in a severe global recession of uncertain length. We expect a difficult economic environment throughout fiscal 2009. During an economic downturn, as businesses experience a lower level of demand from consumers, businesses generally reduce their use of temporary staffing and then reduce permanent workforces. As a result, we expect to face a challenging fiscal 2009 because of these circumstances. Accordingly, we expect to report negative same branch revenue for fiscal 2009 and do not expect a significant improvement in same branch revenue until employers have largely completed the reduction of permanent workforces and the economy improves. We do not have plans to open new branches and will continue to close branches and take other cost reduction methods until the economy improves.

Results of Operations

Thirteen Weeks Ended March 27, 2009 Compared to Thirteen Weeks Ended March 28, 2008

The following table presents selected consolidated financial data (in thousands, except per share amounts):

	Thirteen weeks ended
	March 27, 2009		March 28, 2008

Revenue from services	$224,414		$324,016
Total revenue growth (decline) %	(30.7%	)	11.6%
Gross profit as a % of revenue	27.9%		30.4%
SG&A as a % of revenue	30.4%		25.5%
Income (loss) from operations	$(9,785)		$11,963
Income (loss) from operations as a % of revenue	(4.4%	)	3.7%

Depreciation and amortization	$4,145		$3,908
Interest and other income, net	$1,201		$1,896
Effective income tax rate	38.2%		36.5%
Net income (loss)	$(5,303)		$8,801
Net income (loss) as a % of revenue	(2.4%	)	2.7%
Net income (loss) per diluted share	$(0.12)		$0.20

Revenue from services. Revenue for the thirteen weeks ended March 27, 2009 decreased 30.7% compared to the thirteen weeks ended March 28, 2008. The revenue decline consisted of 5.0% growth from acquisitions completed within the last 12 months offset by a 35.7% decrease in organic revenue. Growth from acquisitions included TLC Services Group, Inc, a professional truck driver staffing provider and Personnel Management, Inc., a light industrial staffing company. Same branch revenues declined 32.8% during the thirteen weeks ended March 27, 2009 compared to a decline of 1.6% for the same thirteen week period in 2008. The decline in year over year demand for our services accelerated each month during the thirteen weeks ended March 27, 2009 as compared to the prior year. While our year-over-year revenue trends continue to experience recessionary pressure, we have seen some moderation in the rate of deceleration of our year-over-year trends.

Revenue declines associated with closed branches during the thirteen weeks ended March 27, 2009 was 4.9% compared to 3.2% for the same thirteen week period in 2008. We remain focused on aggressive cost management and maintaining a strong balance sheet. During the first quarter, we closed 40 branches for a total of 136 branches over the last twelve months decreasing our total branch count to 810 at March 27, 2009. Further branch closures are being considered. Primary factors influencing which branches to close included financial performance, ability to consolidate with another branch, tenure and quality of branch management, market potential of branch location, and long-term potential of the location.

Page - 14

Our monthly same branch revenue trends this quarter in comparison with the same period last year are as follows:

	Same Branch Growth/(Decline)
	2009	2008
January	(30.2%)	(0.2%)
February	(31.9%)	(0.1%)
March	(35.3%)	(3.8%)

Gross profit. Gross profit was 27.9% of revenue for the thirteen weeks ended March 27, 2009 compared to 30.4% of revenue for the thirteen weeks ended March 28, 2008. The impact of acquisitions, pricing pressures resulting from the current economic recession, and increased wages paid to our temporary workers due to statutory minimum wage increases are the primary causes for the decline in gross profit as a percentage of revenue. Gross profit as a percentage of revenue of acquired companies has been less than that of our core business creating a decrease in the overall blended gross profit as a percentage of revenue. While we have increased the bill rates to our customers for these pay increases, we have not fully passed through the amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions. Pay rate inflation increased 2.9% and bill rate inflation increased 1.6% this quarter in comparison with the same quarter last year. Pricing pressure on gross profit as a percentage of revenue was partially offset by the improvement in workers’ compensation. Workers’ compensation costs for the thirteen weeks ended March 27, 2009 were approximately 3.9% of revenue compared to 4.2% of revenue for the thirteen weeks ended March 28, 2008. The improvement in workers’ compensation expense is due to acquisitions which have lower workers’ compensation costs than our core business and the continued success of our accident prevention and risk management programs that have been implemented over several years. Our accident rate for the thirteen weeks ended March 27, 2009 decreased by nearly 15% in comparison with the thirteen weeks ended March 28, 2008. We believe we can maintain our positive momentum throughout 2009 in reducing accident rates, in comparison with 2008, which could lower our workers’ compensation expense.

Selling, general, and administrative expenses. Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 30.4% for the thirteen weeks ended March 27, 2009 compared to 25.5% for the thirteen weeks ended March 28, 2008. Commencing in 2008, we have taken aggressive cost management actions across all levels of the organization. Over the last twelve months we closed 136 branches, of which 40 were closed in the first quarter of 2009. Further, we have consolidated branch management and substantially all back office support activities. We incurred $2.4 million of SG&A expense during the first quarter of 2009 related to our down sizing activities. SG&A expenses have declined by 17.2% compared to the first quarter of 2008. SG&A declined at a slower rate than did revenue due to the fixed cost nature of certain SG&A costs. Cost management will remain a focus during this recession. Our cost management actions prepare us well to harness the strong operating leverage of our business model as the economy recovers.

Depreciation and amortization expenses. Depreciation and amortization expense increased to $4.1 million for the thirteen weeks ended March 27, 2009 compared to $3.9 million for the thirteen weeks ended March 28, 2008. The increase during 2009 was primarily due to depreciation of our investments in technology. This was partially offset by a decline in amortization of intangibles which were impaired and written down as of the prior year end.

Interest and other income, net. We recorded net interest and other income of $1.2 million for the thirteen weeks ended March 27, 2009 compared to $1.9 million during the thirteen weeks ended March 28, 2008. The decrease is primarily related to a lower investment yields.

As of March 27, 2009, approximately 56.5% of our restricted cash is subject to annual interest rate reset by our insurance carriers. The interest rate resets in conjunction with our July 1 insurance policy renewal. The interest rate is based on the one year U.S. Constant Maturity Treasury yield plus a spread of approximately 20 basis points. With the recent downward pressure on short-term interest rates, we anticipate that interest income could be lower in the future based upon the anticipated interest rate reset in July 2009. The interest rate for the period July 2008 to July 2009 was 2.58%. Our best estimate of the interest rate for our restricted cash subject to reset on July 1, 2009 is based on the current one year Treasury yield. Based on the one year Treasury yield on April 28, 2009, the interest rate would have been set at 0.72%.

Income tax. Our effective tax rate on earnings for the thirteen weeks ended March 27, 2009 was 38.2%, compared to 36.5% for the thirteen weeks ended March 28, 2008. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non recurring benefits, results from state and foreign income taxes, federal tax credits, tax exempt interest income and certain nondeductible expenses.

Page - 15

Liquidity and Capital Resources

Cash Flows from Operating Activities

Our cash flows provided by operating activities were as follows (in thousands):

	Thirteen weeks ended
	March 27, 2009	March 28, 2008

Net income (loss)	$(5,303)	$8,801
Depreciation and amortization	4,145	3,908
Provision for doubtful accounts	1,702	2,252
Stock-based compensation	2,497	2,768
Deferred income taxes	(3,777)	421
Other operating activities	790	132
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	10,390	(796)
Income taxes	358	(6,036)
Workers’ compensation	(2,967)	602
Accounts payable and accrued expenses	(2,474)	(510)
Accrued wages and benefits	(1,465)	463
Other	(316)	1,430

Net cash provided by operating activities	$3,580	$13,435

•	The increased depreciation and amortization is primarily due to investments in technology over the past twelve months.
•

The change in deferred taxes is due to increases in deferred tax assets related to the increases in the workers’ compensation reserve, reserves related to branch closures and contingencies that are not deductible until paid.

•	Changes in accounts receivable during 2009 are primarily associated with the decline in revenue.
•	Changes in accounts payable and accrued expenses, wages, and benefits during 2009 are primarily due to the cost control measures and response to the economic recession.
•

Generally, our workers’ compensation reserve for estimated claims increases as we increase temporary labor services provided. Likewise, a decrease in temporary labor services, which we are experiencing, generally creates a decrease in our workers’ compensation reserve over time. The success of our accident prevention programs has also reduced our workers’ compensation exposure.

•	The change in income tax receivable during 2008 is primarily due to timing of estimated tax payments.

Cash Flows from Investing Activities

Our cash flows provided by (used in) investing activities were as follows (in thousands):

	Thirteen weeks ended
	March 27, 2009	March 28, 2008

Capital expenditures	$(4,527)	$(5,829)
Purchases of marketable securities	—	(27,144)
Maturities of marketable securities	—	37,055
Acquisition of business, net of cash acquired	—	(5,319)
Change in restricted cash	(3,280)	6,199
Other	71	45

Net cash provided by (used in) investing activities	$(7,736)	$5,007

Page - 16

•

Capital expenditures in 2009 and 2008 are primarily related to investments made to upgrade our proprietary systems. We anticipate that total capital expenditures will be approximately $14.0 million in 2009.

•	We had net maturities of marketable securities in 2008. We held no marketable securities as of year end December 26, 2008.
•	In March 2008, we purchased substantially all of the assets of TLC, a skilled truck-driver staffing provider for $5.3 million.
•

Restricted cash increased during the first quarter 2009 as we make monthly installment payments to fund the collateral requirements of our workers’ compensation program. Restricted cash decreased in 2008 primarily due to a decrease in the collateral requirements for our workers’ compensation program.

Cash Flows from Financing Activities

Our cash flows used in financing activities were as follows (in thousands):

	Thirteen weeks ended
	March 27, 2009	March 28, 2008

Net proceeds from sale of stock through options and employee benefit plans	$322	$544
Shares withheld for taxes upon vesting of restricted stock	(591)	(617)
Payments on debt	(133)	(64)

Net cash used in financing activities	$(402)	$(137)

Capital Resources

We have a revolving credit facility (“Credit Facility”) with Wells Fargo Bank and Bank of America. Under the terms of the Credit Facility we may request (in no more than three instances) that the Credit Facility be increased from $80 million up to $160 million in the aggregate, subject to bank approval. The Credit Facility, which is secured by substantially all our assets except our real estate, provides us with access to loan advances and letters of credit. Under the terms of the Credit Facility, we pay a variable rate of interest based on a margin above LIBOR for borrowings and a variable unused commitment fee, both based on a consolidated leverage ratio of consolidated total debt to consolidated EBITDA. Fees for letters of credit are based on the margin in effect plus a fee of 0.05%. As of March 27, 2009, our margin was 0.55% and our unused capacity fee was 0.125%. At March 27, 2009, we had $51.8 million of letters of credit issued against that borrowing capacity leaving us with $28.2 million available for future borrowings. The Credit Facility requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain leverage and coverage ratios. We are currently in compliance with all covenants related to the Credit Facility. The Credit Facility expires in April 2011.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts, as well as cash deposits held by our insurance carriers. At March 27, 2009, we had restricted cash in our Workers’ Assurance Program totaling $118.1 million. Of this cash, $117.9 million was committed to insurance carriers leaving $0.2 million available for future needs. The majority of our collateral is held by AIU Holdings, Inc. (“AIU”) formerly known as AIG Commercial Insurance, a subsidiary of American International Group, Inc. (“AIG”).

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

Workers’ Compensation Collateral and Claims Reserves

We provide workers’ compensation insurance for our temporary and permanent employees. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits. Our workers’ compensation insurance policies are renewed annually. We have coverage with AIU for occurrences during the period from July 2008 to July 2009. For workers’ compensation claims originating in states where we are self-insured, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Page - 17

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Generally, our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims. Although the estimated claims are expensed as incurred, the claim payments are made over a weighted average period of approximately 6.5 years. We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible limits, using actuarial estimates of the future cost of claims and related expenses. Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At March 27, 2009 our reserves are discounted at rates ranging from 4.03% to 6.48%.

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

Changes in reserve estimates are reflected in the statement of operations in the period when the changes in estimates are made. Changes related to self-insured prior years’ reserves (net of discount) were $3.7 million for the thirteen weeks ended March 27, 2009 and $5.0 million for the thirteen weeks ended March 28, 2008.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. AIU holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies. In connection with the renewal of our policy, insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they become responsible should we become insolvent. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral obligations will continue to grow. Should our financial results deteriorate, our insurance carriers may require additional collateral, or we may see a shortening of the amount of time that the insurance carriers allow us to pay our premiums and deposit collateral. For our most recent insurance renewal, we were allowed to pay our premiums and deposit our collateral in twelve monthly installments. If our financial condition deteriorates, the insurance carriers may require us to pay these amounts over a shorter period, or all up-front. In addition, our surety bond issuers could require more cash to back the outstanding surety bonds.

Page - 18

At March 27, 2009 and December 26, 2008 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:

	March 27, 2009	December 26, 2008
Workers’ Assurance Program - committed collateral (1)	$117.9	$114.6
Letters of credit	51.8	52.9
Surety bonds (2)	17.3	17.1
Other cash-backed instruments	1.2	1.1

Total Collateral Commitments	$188.2	$185.7

(1)	The majority of our committed collateral is held at AIU.
(2)	We had $3.8 million of restricted cash collateralizing our surety bonds at both March 27, 2009 and December 26, 2008.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers. The fees related to those instruments subject to an annual fee were approximately 0.57% as of March 27, 2009.

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	March 27, 2009	December 26, 2008

Ending workers’ compensation reserve	$200.6	$203.6
Discount on reserves (1)	44.0	44.7
Collateral posted with providers in comparison to obligation incurred (2)	(28.9)	(35.6)
Discounted reserves for claims above our deductible (3)	(27.5)	(27.0)

Total Collateral Commitments	$188.2	$185.7

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

Contractual Obligations and Commitments

There have been no material changes during the period covered by this 10-Q, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2008.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We discussed our interest rate risk and our foreign currency exchange risk in Part 1, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2008. There has been no material change since that time.

Page - 19

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 27, 2009, our disclosure controls and procedures are effective.

During the thirteen weeks ended March 27, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-Q.

Page - 20

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

The current recession is having a significant negative impact on businesses around the world. The full impact of this recession on our customers, especially our customers engaged in construction, cannot be predicted and may be quite severe. These and other economic factors, such as consumer demand, unemployment, inflation levels and the availability of credit could have a material adverse effect on demand for our services and on our financial condition and operating results. We sell our services to a large number of small and mid-sized businesses and these businesses have been and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. If our customers cannot access credit to support increased demand for their product or if demand for their products declines, they will have less need for our services.

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

A significant portion of our insurance coverage, including workers’ compensation, is provided by AIU Holdings, Inc. (“AIU”). If AIU, or its insurance subsidiaries, were to experience financial problems, it could harm our business, financial condition or results of operations.

Our workers’ compensation insurance policies are with various insurance subsidiaries of AIU, formerly known as AIG Commercial Insurance, a subsidiary of American International Group, Inc. AIU holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies. We also rely on AIU to provide state-mandated statutory workers’ compensation coverage, employers’ liability coverage, auto coverage, and general liability coverage. While we have not experienced a loss of collateral with any of the prior insurance companies that have entered liquidation, if AIU were to experience further financial problems, our

Page - 21

restricted cash deposits, letters of credit, and/or our workers’ compensation or other coverage at AIU could be at risk. The loss of the cash deposits and letters of credit would have a material negative impact on our balance sheet and could require us to seek additional sources of capital to pay our accrued workers’ compensation claims. These additional sources of financing may not be available on commercially reasonable terms, or at all. The loss of our workers’ compensation coverage would prevent us from doing business in the majority of our markets.

If we are not able to obtain or maintain insurance on commercially reasonable terms, our financial condition or results of operations could suffer.

We maintain various types of insurance coverage to help offset the costs associated with certain risks to which we are exposed. We have previously experienced, and could again experience, changes in the insurance markets that result in significantly increased insurance costs and higher deductibles. For example, we are required to pay workers’ compensation benefits for our temporary and permanent employees. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers claims for a particular event above a $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. While we have secured coverage with AIU Holdings, Inc. for occurrences during the period from July 2008 to July 2009, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after July 1, 2009. In the event we are not able to obtain workers’ compensation insurance, or any of our other insurance coverages, on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer. If our financial results deteriorate, our insurance carrier may accelerate our premium payments or require all premium to be paid in one initial payment. Such a change in our insurance payment terms could impact our available cash, and our financial condition or operations could suffer.

The terms under which we post the collateral necessary to support our workers’ compensation obligations may change which could reduce the capital we have available to support our operations.

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

Our reserves for workers’ compensation claims, other liabilities, and our allowance for doubtful accounts may be inadequate, and we may incur additional charges if the actual amounts exceed the estimated amounts.

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

Page - 22

Some insurance companies with which we have previously done business are in financial distress, and one has been relieved of its insurance obligations to us. If our insurers do not fulfill their obligations, we could experience significant losses.

Prior to our current policies with AIU Holdings, Inc., we purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us. Legion and Reliance are in liquidation and have failed to pay a number of covered claims that exceed our deductible limits. We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we have concluded it is likely that we will be unable to obtain reimbursement for at least a portion of these excess claims. To the extent we experience additional claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may be forced to satisfy some or all of those claims directly; this in turn could harm our financial condition or results of operations.

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

A significant portion of our revenue is derived from our operations in a limited number of states. Total revenue generated from operations in California, Texas and Florida, accounted for 33% of our overall revenue in 2008, 36% of our overall revenue in 2007 and 38% of our overall revenue in 2006. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors.

International operations will burden our resources and may fail to generate a substantial increase in revenue.

Our international branch operations expose us to certain risks. These risks include risks already discussed in connection with our domestic branch operations and also include risks related to fluctuations in the value of foreign currencies, the additional expense and risks inherent in operations in geographically and culturally diverse locations, being subject to complex foreign tax laws and regulations. If we are not able to effectively manage those risks, our financial results could be harmed. As of March 27, 2009, we had 38 branches outside the United States.

We are continually subject to the risk of new regulation, which could harm our business.

Each year a number of bills are introduced to Federal, State, and local governments, any one of which, if enacted, could impose conditions which could harm our business. This proposed legislation has included provisions such as a requirement that temporary employees receive equal pay and benefits as permanent employees, requirements regarding employee health care, and a requirement that our customers provide workers’ compensation insurance for our temporary employees. We actively oppose proposed legislation adverse to our business and inform policy makers of the social and economic benefits of our business. However, we cannot guarantee that any of this legislation will not be enacted, in which event demand for our service may suffer.

Page - 23

The cost of compliance with government laws and regulations is significant and could harm our operating results.

We incur significant costs to comply with complex federal, state, and local laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers’ compensation unemployment insurance, and immigration. In addition, from time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these laws and regulations. We have in the past been found, and may in the future be found, to have violated such laws or regulations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. If we incur additional costs to comply with these laws and regulations or as a result of fines or other losses and we are not able to increase the rates we charge our customers to fully cover any such increase, our margins and operating results may be harmed.

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

We have a revolving credit agreement with certain unaffiliated financial institutions (the “Credit Facility”) that expires in April 2011. The Credit Facility requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain leverage and coverage ratios. Deterioration of our financial results would make it harder for us to comply with these financial covenants. In the past we have negotiated amendments to these covenants to ensure our continued compliance with their restrictions. We cannot be assured that our lenders would consent to such amendments on commercially reasonable terms in the future if we once again required such relief. In the event that we do not comply with the covenants and the lenders do not waive such non-compliance, then we will be in default of the Credit Facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances. Accordingly, in the event of a default under the Credit Facility, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms, or at all.

A significant portion of our liquidity relies on a limited number of banking partners. If these banks fail we could face a shortage of liquidity, which could harm our business operations.

In the current economic recession, we cannot assure you that the lenders under the Credit Facility will remain able to support their commitments to us in the future. If these lenders fail we may not be able to secure alternative financing on commercially reasonable terms, or at all.

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

The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to manage our order entry, order fulfillment, pricing, and point-of-sale processes. The failure of our management information systems to perform as we anticipate could disrupt our business and could result in decreased revenue, increased overhead costs and could require that we commit significant additional capital and management resources to resolve the issue, causing our business and results of operations to suffer materially. Failure to protect the integrity and security of our customers’ and employees’ information could expose us to litigation and materially damage our standing with our customers.

Page - 24

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

Our long-term growth strategy includes expansion via new business ventures and acquisitions. While we employ several different valuation methodologies to assess a potential growth opportunity, we can give no assurance that new business ventures and strategic acquisitions will positively affect our financial performance. Acquisitions may result in the diversion of our capital and our management’s attention from other business issues and opportunities. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. We may not be able to assimilate or integrate successfully companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to assimilate or integrate acquired companies successfully, our business could suffer materially. In addition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. In addition, the integration of any acquired company, and its financial results, into ours may have a material adverse effect on our operating results.

We are highly dependent on the cash flows and net earnings we generate during our second and third fiscal quarters.

A majority of our cash flow from operating activities is generated during the 2 nd and 3rd quarters which include the summer months. Unexpected events or developments such as natural disasters, manmade disasters and adverse economic conditions in our second and third quarter could have a material adverse effect on our operating cash flows.

The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

Page - 25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 27, 2009.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
12/27/08 through 1/23/09	17,799	$9.73	—	$21.5 million
1/24/09 through 2/20/09	44,702	$8.61	—	$21.5 million
2/21/09 through 3/27/09	2,504	$7.49	—	$21.5 million
Total	65,005	$8.87	—
(1)

During the thirteen weeks ended March 27, 2009, we purchased 65,005 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.
(3)

Our share purchase program is conducted under authorizations made by our Board of Directors. The shares reported in the table above are under a $100 million share purchase authorization approved by our Board of Directors in April 2007 that does not have an expiration date. We did not purchase any shares of our common stock during the thirteen weeks ended March 27, 2009.

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

TrueBlue, Inc.

/s/ Steven C. Cooper	5/01/09
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	5/01/09
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	5/01/09
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 27