Form 10-Q
period 2009-06-26
TrueBlue, Inc.
filed 2009-07-31
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 26, 2009

or

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

As of July 24, 2009, there were 43,768,789 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

TrueBlue, Inc.

Page - 2

PART I. Financial Information

Item 1.	Financial Statements

TrueBlue, Inc.

Consolidated Balance Sheets

In Thousands (Except Par Values)

(Unaudited)

	June 26, 2009	December 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$103,942	$108,102
Accounts receivable, net of allowance for doubtful accounts of $4.2 and $5.4 million	108,026	104,979
Prepaid expenses, deposits and other current assets	8,224	9,061
Income tax receivable	7,258	15,821
Deferred income taxes	5,672	4,841

Total current assets	233,122	242,804
Property and equipment, net	61,566	61,542
Restricted cash	123,349	120,323
Deferred income taxes	8,313	12,831
Goodwill	36,960	36,960
Intangible assets, net	24,917	26,404
Other assets, net	21,751	18,811

Total assets	$509,978	$519,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$17,809	$21,852
Accrued wages and benefits	18,731	19,750
Current portion of workers’ compensation claims reserve	44,743	51,414
Other current liabilities	373	2,292

Total current liabilities	81,656	95,308
Workers’ compensation claims reserve, less current portion	153,443	152,178
Other non-current liabilities	3,638	2,060

Total liabilities	238,737	249,546
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized;	—	—
Common stock, no par value, 100,000 shares authorized; 43,732 and 43,340 shares issued and outstanding	1	1
Accumulated other comprehensive income	1,826	1,992
Retained earnings	269,414	268,136

Total shareholders’ equity	271,241	270,129

Total liabilities and shareholders’ equity	$509,978	$519,675

See accompanying notes to consolidated financial statements

Page - 3

TrueBlue, Inc.

Consolidated Statements of Operations

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Revenue from services	$247,011	$370,710	$471,425	$694,726
Cost of services	174,181	260,167	335,924	485,828

Gross profit	72,830	110,543	135,501	208,898
Selling, general and administrative expenses	63,383	84,569	131,694	167,053
Depreciation and amortization	4,280	3,967	8,425	7,875

Income (loss) from operations	5,167	22,007	(4,618)	33,970
Interest expense	(433)	(251)	(531)	(383)
Interest and other income	1,145	1,875	2,444	3,903

Interest and other income, net	712	1,624	1,913	3,520

Income (loss) before tax expense (benefit)	5,879	23,631	(2,705)	37,490
Income tax expense (benefit)	2,149	6,903	(1,132)	11,961

Net income (loss)	$3,730	$16,728	$(1,573)	$25,529

Net income (loss) per common share:
Basic	$0.09	$0.39	$(0.04)	$0.59
Diluted	$0.09	$0.39	$(0.04)	$0.59

Weighted average shares outstanding:
Basic	42,836	43,194	42,759	43,278
Diluted	42,921	43,338	42,759	43,416

See accompanying notes to consolidated financial statements

Page - 4

TrueBlue, Inc.

Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Twenty-six weeks ended
	June 26, 2009	June 27, 2008
Cash flows from operating activities:
Net income (loss)	$(1,573)	$25,529
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,425	7,875
Provision for doubtful accounts	3,923	4,453
Stock-based compensation	4,024	4,504
Deferred income taxes	3,561	(2,087)
Other operating activities	1,181	146
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(6,969)	(2,475)
Income taxes	7,610	(6,092)
Other assets	(1,143)	2,512
Accounts payable and other accrued expenses	(4,793)	(2,502)
Accrued wages and benefits	(985)	1,633
Workers’ compensation claims reserve	(5,406)	3,141
Other liabilities	(134)	(2,717)

Net cash provided by operating activities	7,721	33,920

Cash flows from investing activities:
Capital expenditures	(7,329)	(11,681)
Purchases of marketable securities	—	(27,146)
Maturities of marketable securities	—	37,055
Acquisition of business, net of cash acquired	—	(22,574)
Change in restricted cash	(3,026)	11,240
Other	(71)	(21)

Net cash used in investing activities	(10,426)	(13,127)

Cash flows from financing activities:
Purchases and retirement of common stock	—	(11,501)
Net proceeds from sale of stock through options and employee benefit plans	529	1,208
Shares withheld for taxes upon vesting of restricted stock	(749)	(850)
Payments on debt	(207)	(128)
Other	(960)	(229)

Net cash used in financing activities	(1,387)	(11,500)

Effect of exchange rates on cash	(68)	(552)

Net change in cash and cash equivalents	(4,160)	8,741
CASH AND CASH EQUIVALENTS, beginning of period	108,102	57,008

CASH AND CASH EQUIVALENTS, end of period	$103,942	$65,749

See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 26, 2008. The same accounting policies are followed for preparing quarterly and annual financial information. Operating results for the twenty-six week period ended June 26, 2009 are not necessarily indicative of the results that may be expected for the year ending December 25, 2009.

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

On June 26, 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting and disclosures for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 did not have a material effect on our consolidated financial position, results of operations or cash flows, as its requirements are disclosure-only in nature.

NOTE 2: CASH AND CASH EQUIVALENTS

Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy. Our Level 1 investments are valued using quoted market prices in active markets. As of June 26, 2009 and December 26, 2008, our Level 1 cash equivalents consisted of money market accounts totaling $63.4 million and $55.2 million, respectively, and were recorded as Cash and cash equivalents in our Consolidated Balance Sheets. We had no Level 2 or Level 3 investments as of June 26, 2009 and December 26, 2008.

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

Page - 6

The following is a summary of restricted cash (in millions):

	June 26, 2009	December 26, 2008

Workers’ Assurance Program - committed collateral	$117.7	$114.6
Cash collateralizing surety bonds and deposits - committed collateral	5.0	4.9
Other	0.7	0.8

Total Restricted Cash	$123.4	$120.3

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	June 26, 2009	December 26, 2008

Buildings and land	$23.6	$24.1
Computers and software	64.6	53.3
Cash dispensing machines	12.2	12.2
Furniture and equipment	9.3	9.5
Construction in progress	2.7	7.6

	112.4	106.7
Less accumulated depreciation and amortization	(50.8)	(45.2)

	$61.6	$61.5

NOTE 5: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill, excluding intangible assets that are fully amortized (in millions):

	June 26, 2009			December 26, 2008

	Gross Carrying	Accumulated Amortization	Net Carrying Amount	Gross Carrying	Accumulated Amortization	Impairment Adjustment	Net Carrying Amount
Amortizable intangible assets
Customer relationships	$18.0	$(3.2)	$14.8	$39.9	$(10.5)	$(13.6)	$15.8
Trade name/trademarks	3.5	(0.7)	2.8	3.5	(0.5)	—	3.0
Non-compete agreements	2.3	(0.8)	1.5	3.3	(1.0)	(0.5)	1.8

	$23.8	$(4.7)	$19.1	$46.7	$(12.0)	$(14.1)	$20.6

Indefinite-lived intangible assets
Trade name/trademarks	$5.8	$—	$5.8	$6.6	$—	$(0.8)	$5.8

Total amortization expense was $0.8 million for the thirteen weeks ended June 26, 2009 and $1.8 million for the thirteen weeks ended June 27, 2008. Amortization expense was $1.5 million for the twenty-six weeks ended June 26, 2009 and $3.2 million for the twenty-six weeks ended June 27, 2008.

Page - 7

Amortization expense of intangible assets for the next five years and thereafter is as follows (in millions):

Remainder of 2009	$1.6
2010	2.7
2011	2.7
2012	2.7
2013	2.3
Thereafter	7.1

$19.1

NOTE 6: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits. Our workers’ compensation insurance policies are renewed annually. We have coverage with AIU for occurrences during the period from July 2008 to July 2009. We renewed our coverage with AIU effective July 1, 2009 for the period July 2009 to July 2010. For workers’ compensation claims originating in states where we are self-insured, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. For all prior years we had coverage with AIU and other insurance providers. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. The estimated claims are expensed as incurred and the claim payments are made over a weighted average period of approximately 6.5 years. We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses. Our workers’ compensation reserve is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, with maturities comparable to the weighted average lives of our workers’ compensation claims. At June 26, 2009, our reserves are discounted at rates ranging from 3.85% to 6.48%. Included in the accompanying Consolidated Balance Sheets as of June 26, 2009 and December 26, 2008 are discounted workers’ compensation claims reserves in the amounts of $198.2 million and $203.6 million, respectively.

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

Our workers’ compensation reserve includes not only estimated expenses for claims within our self-insured limit but also estimated expenses related to claims above our self-insured limits (“excess claims”). We record an estimated receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount this receivable to its estimated net present value using the risk-free rates associated with the weighted average lives of our excess claims. The weighted average claim lives are actuarially determined. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. Our valuation allowance against receivables from Troubled Insurance Companies as of June 26, 2009 and December 26, 2008 is $6.3 million and $6.9 million, respectively. Total discounted receivables from insurance companies, net of related valuation allowance, as of June 26, 2009 and December 26, 2008 are $19.0 million and $17.0 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

Throughout the year, management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuaries, appropriate discount rates, and estimated payment patterns. Factors that have caused our

Page - 8

estimated losses for prior years to change include, among other things, (1) inflation of medical and indemnity costs at a rate higher than originally anticipated, (2) regulatory and legislative developments that have increased benefits and settlement requirements, (3) a different mix of business than previously anticipated, (4) the impact of safety initiatives implemented, and (5) positive or adverse development of claim reserves. Adjustments to prior period reserves are charged or credited to expense in the period in which the estimate changes. Changes related to prior year self insured reserves, net of discount, for the twenty-six weeks ended June 26, 2009 include reversals of prior year reserves of $16.1 million partially offset by increases to certain excess claims of $5.5 million for which we have full liability for a net change of $10.6 million.

Workers’ compensation expense is recorded as part of our cost of services and consists of the following components: self-insurance reserves net of changes in discount, monopolistic jurisdictions premiums, insurance premiums, any changes in the valuation allowance related to receivables from insurance companies as described above and other miscellaneous expenses. Workers’ compensation expense totaling $6.8 million and $15.1 million was recorded for the thirteen weeks ended June 26, 2009 and June 27, 2008, respectively. Workers’ compensation expense totaling $15.7 million and $28.6 million was recorded for the twenty-six weeks ended June 26, 2009 and June 27, 2008, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

On June 22, 2009, we entered into a Credit Agreement with Wells Fargo Foothill, LLC and Bank of America, N.A. for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires June 2012, replaces our existing $80 million revolving credit facility with Wells Fargo Bank, N.A. and Bank of America, N.A., which was set to expire in April of 2011 (the “Old Revolving Facility”). Letters of credit outstanding under the Old Revolving Facility in the amount of approximately $49 million will be deemed letters of credit issued under the Revolving Credit Facility. We have not borrowed any funds under the Revolving Credit Facility as of June 26, 2009.

The amount we can borrow under the Revolving Credit Facility is calculated according to a formula that is based upon the sum of 85% of the amount of our eligible accounts receivable plus 60% of the liquidation value of our Tacoma headquarters office building (which shall not exceed $12 million), less a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle, and less other reserves if deemed applicable in the future. Eligible accounts receivable is defined in the Revolving Credit Facility and excludes items such as invoices aged over ninety days, cross-aged receivables, and other items. At the time of closing the Revolving Credit Facility, approximately 95% of accounts receivable net of the allowance for doubtful accounts were considered eligible, the borrowing availability on the building was $12 million, and the payroll and payroll tax reserve was $6.2 million. The maximum amount we can borrow under the Revolving Credit Facility is $80 million, but there is no assurance that this full amount will be available to us at any given time because the actual borrowing limit is based on the formula described above.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on loans, a fee on outstanding letters-of-credit and an unused commitment fee. At our option, the variable rate of interest on loans is LIBOR (subject to a 2.0% minimum) plus a margin of 3.0% for LIBOR loans; or a variable rate of the Prime Rate (subject to a minimum) currently in effect plus a margin of 3.0% for Base Rate loans. An unused commitment fee rate of 0.375% is also applied against the unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, letters-of-credit are priced at the margin in effect for LIBOR loans plus a fronting fee of 0.125%.

The Revolving Credit Facility requires that we maintain certain levels of liquidity that if not met, require us to satisfy a fixed charge coverage ratio. We are required to maintain liquidity levels in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we are entitled to borrow at June 26, 2009 is $31 million and the amount of cash and cash equivalents is $100 million for a total of $131 million which is in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

Workers’ compensation commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. The letters of credit issued against the Credit Facility bear fluctuating annual fees of approximately 3.13% of the principal amount of the letters of credit outstanding as of June 26, 2009. The letters of credit issued related to our Workers’ Assurance Program bear

Page - 9

fluctuating annual fees of approximately 0.58% of the principal amount of the letters of credit outstanding as of June 26, 2009. The surety bonds bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge.

At June 26, 2009 and December 26, 2008 we had provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	Workers’ Compensation Commitments as of:

	June 26, 2009	December 26, 2008
Workers’ Assurance Program - committed collateral (1)	$117.7	$114.6
Letters of credit	49.0	52.9
Surety bonds (2)	17.7	17.1
Other cash-backed instruments	1.1	1.1

Total Collateral Commitments	$185.5	$185.7

(1)	The majority of our committed collateral is held at AIU.
(2)	We had $3.8 million of restricted cash collateralizing our surety bonds at both June 26, 2009 and December 26, 2008.

Legal contingencies and developments

From time to time we are subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. We are also from time to time subject to legal proceedings in the ordinary course of our operations. A summary of our most significant pending litigation and regulatory proceedings is set forth below. It is not possible at this time for us to determine fully the effect of all legal proceedings on our consolidated financial position, results of operations or liquidity; however, to the extent possible, where legal liabilities can be reasonably estimated and are considered probable, we have recorded a liability. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We have established reserves for our contingent legal and regulatory liabilities in the amount of $3.3 million and $4.3 million at June 26, 2009 and December 26, 2008, respectively. We believe that none of the currently pending legal proceedings, individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flows beyond amounts that have been accrued in the financial statements, although we can make no assurances in this regard.

On January 12, 2005, the New Jersey Division of Taxation (the “Division”) filed a Notice of Assessment Related to Final Audit Determination asserting that we owe $7.0 million for delinquent sales taxes, penalties and interest for the period October 1, 2000 through September 30, 2004. The amount of the assessment is based on the Division’s assertion that 100% of our revenue from New Jersey operations is subject to sales tax. We disputed the Division’s position that we provide taxable services under New Jersey law and filed an administrative protest. The administrative protest was handled internally by the Division and did not involve any outside or independent governmental bodies. On September 19, 2006, the Division issued a final determination on our administrative protest increasing the amount that we allegedly owe for delinquent sales taxes, penalties and interest to $8.1 million. On June 12, 2009, the parties entered into a settlement which resolved all claims. All amounts related to the settlement were accounted for in our established reserves for our contingent legal and regulatory liabilities and the settlement did not have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 8: STOCK BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include stock option grants, restricted stock awards, and shares purchased under an employee stock purchase plan.

Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended June 26, 2009 and June 27, 2008 was $1.5 million and $1.7 million, before income taxes, respectively. Total stock-based compensation expense recognized in the consolidated financial statements for the twenty-six weeks ended June 26, 2009 and June 27, 2008 was $4.0 million and $4.5 million, before income taxes, respectively.

Stock options

We have stock option and incentive plans for directors, officers, and employees, which provide for nonqualified stock options and incentive stock options. We issue new shares of common stock upon exercise of stock options. The majority of our unvested stock

Page - 10

options “cliff vest” in three-years from the date of grant and expire if not exercised within seven years from the date of grant. The maximum contractual term for our outstanding awards is ten years.

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Twenty-six weeks ended
	June 26, 2009	June 27, 2008
Expected life (in years)	3.35	3.48
Expected volatility	53.0%	43.5%
Risk-free interest rate	1.4%	2.2%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$3.52	$5.07

Stock option activity follows (shares in thousands):

	Twenty-six weeks ended June 26, 2009
	Shares	Price (1)
Outstanding at beginning of period	906	$17.60
Granted	304	$9.08
Exercised	—	—
Forfeited	(21)	$13.69
Expired	(93)	$17.71

Outstanding at the end of the period	1,096	$15.30

Exercisable at the end of the period	415	$18.34

(1)	Weighted average exercise price.

As of June 26, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1.9 million, which is expected to be recognized over a weighted average period of 2.0 years through 2013.

Restricted stock

Restricted stock is granted to directors, officers, and key employees and vests annually over periods ranging from three to four years. Compensation cost of restricted stock is calculated based on the grant-date market value. We recognize compensation cost on a straight line basis over the vesting period for the awards that are expected to vest.

Restricted stock activity follows (shares in thousands):

	Twenty-six weeks ended June 26, 2009
	Shares	Price (1)
Nonvested at beginning of period	784	$16.51
Granted	410	$9.08
Vested	(252)	$17.58
Forfeited	(80)	$14.32

Nonvested at the end of the period	862	$13.04

(1)	Weighted average market price on grant date.

As of June 26, 2009, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $9.5 million, which is expected to be recognized over a weighted average period of 1.7 years through 2013.

Page - 11

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. Under the ESPP, 1.9 million shares of common stock have been reserved for purchase, of which 1.7 million shares have been issued and 0.2 million shares remain available for future issuance. The ESPP expires on June 30, 2010. During the twenty-six weeks ended June 26, 2009 and June 27, 2008, participants purchased 83,000 and 67,000 shares in the ESPP for cash proceeds of $0.5 million and $0.7 million, respectively.

We consider our ESPP to be a component of our share-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

NOTE 9: INCOME TAXES

The effective tax rate was 36.6% and 41.8% respectively, for the thirteen and twenty-six weeks ended June 26, 2009. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate is due to the impact of state and foreign income taxes, federal tax credits and certain nondeductible expenses. As of June 26, 2009 and December 26, 2008, we had remaining unrecognized tax benefits of $1.9 million in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

NOTE 10: STOCK PURCHASES

Under our authorized share purchase program, we purchased and retired 0.88 million shares of our common stock during the twenty-six weeks ended June 27, 2008 for a total amount of $11.5 million, including commissions. We did not purchase any shares of our common stock during the twenty-six weeks ended June 26, 2009. As of June 26, 2009 we had remaining authorization for future purchases of common stock in the amount of $21.5 million under the current board approved authorization with no expiration date.

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

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented. Anti-dilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter. Due to the net loss from continuing operations for the twenty-six weeks ended June 26, 2009, the assumed exercise of stock options and non-vested restricted stock had an anti-dilutive effect and therefore was excluded from the computation of diluted loss per share. The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our diluted net income (loss) per share calculation was 1.7 million during the thirteen weeks ended June 26, 2009 and 1.4 million during the thirteen weeks ended June 27, 2008. The weighted average number of anti-dilutive stock options and non-vested restricted stock not considered as part of our diluted net income (loss) per share calculation was 1.9 million during the twenty-six weeks ended June 26, 2009 and 1.5 million during the twenty-six weeks ended June 27, 2008.

Page - 12

The following tables present the calculation of Net income per common share - Basic and Diluted (in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net income (loss)	$3,730	$16,728	$(1,573)	$25,529

Weighted average number of common shares used in basic net income (loss) per common share	42,836	43,194	42,759	43,278
Dilutive effect of outstanding stock options and non-vested restricted stock	85	144	—	138

Weighted average number of common shares used in diluted net income (loss) per common share	42,921	43,338	42,759	43,416

Net income (loss) per common share:
Basic	$0.09	$0.39	$(0.04)	$0.59
Diluted	$0.09	$0.39	$(0.04)	$0.59

NOTE 12: COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) is comprised of net income, the foreign currency translation adjustment, net of tax and unrealized gain or loss on marketable securities. The following is a summary of comprehensive income (loss) (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net income (loss)	$3,730	$16,728	$(1,573)	$25,529

Other comprehensive income:
Foreign currency translation adjustment, net of tax	(198)	(85)	(200)	138
Unrealized gain (loss) on marketable securities	9	(2)	34	(22)

Other comprehensive income	(189)	(87)	(166)	116

Comprehensive income (loss)	$3,541	$16,641	$(1,739)	$25,645

NOTE 13: SUBSEQUENT EVENTS

On July 22, 2009, we filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission which, when effective, will allow us to sell various securities in amounts and prices determined at the time of sale. The filing will enable us to access capital efficiently and quickly if needed, however, we have no current plans to make an offering.

Management has determined there are no other reportable events or transactions that have occurred subsequent to June 26, 2009 through July 31, 2009, the filing date of our financial statements.

Page - 13

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

Revenue for the thirteen weeks ended June 26, 2009 of $247.0 million decreased 33.4% compared to $370.7 million for the thirteen weeks ended June 27, 2008. The 33.4% revenue decline for the quarter consisted of a 34.2% decrease in organic revenue offset by 0.8% growth from acquisitions completed within the last 12 months. Growth from acquisitions resulted from the acquisition of Personnel Management, Inc., a light industrial staffing company in April 2008. While our year-over-year revenue trends continue to experience recessionary pressure, we experienced improvement in the rate of decline of our year-over-year monthly same branch revenue trends. The improvement in our same branch revenue trends was due to work associated with one large customer, as well as improvements across the rest of our customer base.

The U.S. economy remains in a recession and as a result we continue to experience a significant decrease in demand for blue collar staffing, which has negatively impacted our performance. We believe the markets we serve will continue to remain under pressure until the overall economy stabilizes and begins to grow again. In response to the recession we have increased the number of branch closings. During 2008, we closed 73 branches and sold the remaining 29 branches in the United Kingdom. During 2009, we closed 77 branches, of which 36 were closed during the second quarter. We continue to focus on providing exceptional service to our customers while balancing the need for aggressive cost management and maintaining a strong balance sheet.

Gross profit as a percentage of revenue was 29.5% for the thirteen weeks ended June 26, 2009 compared to 29.8% for the thirteen weeks ended June 27, 2008. The impact of pricing pressures resulting from the current economic recession, increased wages paid to our temporary workers due to statutory minimum wage increases, and acquisitions are the primary causes for the decline in gross profit as a percentage of revenue. Pricing pressure on gross profit as a percentage of revenue was partially offset by a decrease to workers’ compensation reserves established in prior years which totaled 1.8% of revenue. The decrease in reserves are due to continued improvements resulting from a variety of risk management programs.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 25.7% of revenue for the thirteen weeks ended June 26, 2009 compared to 22.8% for the thirteen weeks ended June 27, 2008. Commencing in 2008, we have taken aggressive cost management actions across all levels of the organization. SG&A expenses have declined by 25.1% compared to the second quarter of 2008. SG&A declined at a slower rate than did revenue due to the fixed cost nature of certain SG&A costs. Cost management will remain a focus during this recession. Our cost management actions prepare us well to harness the strong operating leverage of our business model as the economy recovers.

Net income was $3.7 million, or $0.09 per diluted share, for the thirteen weeks ended June 26, 2009 compared to net income of $16.7 million, or $0.39 per diluted share, for the thirteen weeks ended June 27, 2008. The change year over year is due primarily to the decline in same branch revenue. Same branch revenue is defined as those branches open twelve months or longer.

On June 22, 2009, we entered into a Credit Agreement with Wells Fargo Foothill, LLC and Bank of America, N.A. for a secured revolving credit facility of up to a maximum of $80 million. The Revolving Credit Facility, which expires June 2012, replaces our previous $80 million revolving credit facility with Wells Fargo Bank, N.A. and Bank of America, N.A., which was set to expire in April of 2011. Borrowing availability is principally

Page - 14

based on accounts receivable and the value of the company’s corporate building whereas borrowing availability under the previous facility was based on EBITDA. We believe the new credit facility provides more borrowing availability during challenging economic conditions in comparison with the previous credit facility.

On July 22, 2009, we filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission which, when effective, will allow us to sell various securities in amounts and prices determined at the time of sale. The filing will enable us to access capital efficiently and quickly if needed, however, we have no current plans to make an offering.

We remain in a severe global recession of uncertain length. We expect a difficult economic environment throughout fiscal 2009. During an economic downturn, as businesses experience a lower level of demand from consumers, businesses generally reduce their use of temporary staffing and then reduce permanent workforces. As a result, we expect to face a challenging fiscal 2009 which could continue into fiscal 2010. Accordingly, we expect to report negative same branch revenue for fiscal 2009 and do not expect a significant improvement in same branch revenue until employers have largely completed the reduction of permanent workforces and the economy improves. We do not have plans to open new branches and will continue to close branches and take other cost reduction methods until the economy improves.

Results of Operations

Thirteen Weeks Ended June 26, 2009 Compared to Thirteen Weeks Ended June 27, 2008

The following table presents selected consolidated financial data (in thousands, except per share amounts):

	Thirteen weeks ended
	June 26, 2009		June 27, 2008
Revenue from services	$247,011		$370,710
Total revenue growth (decline) %	(33.4%	)	5.6%
Gross profit as a % of revenue	29.5%		29.8%
SG&A as a % of revenue	25.7%		22.8%
Income from operations	$5,167		$22,007
Income from operations as a % of revenue	2.1%		5.9%

Depreciation and amortization	$4,280		$3,967
Interest and other income, net	$712		$1,624
Effective income tax rate	36.6%		29.2%
Net income	$3,730		$16,728
Net income as a % of revenue	1.5%		4.5%
Net income per diluted share	$0.09		$0.39

Revenue from services. Revenue for the thirteen weeks ended June 26, 2009 decreased 33.4% compared to the thirteen weeks ended June 27, 2008. The revenue decline consisted of a 34.2% decrease in organic revenue offset by 0.8% growth from acquisitions completed within the last 12 months. Growth from acquisitions resulted from the acquisition of Personnel Management, Inc., a light industrial staffing company in April 2008. Same branch revenues declined 27.4% during the thirteen weeks ended June 26, 2009 compared to a decline of 10.9% for the same thirteen week period in 2008. While our year-over-year revenue trends continue to experience recessionary pressure, we have seen some moderation in the rate of decline of our year-over-year trends.

Our monthly same branch revenue trends this quarter in comparison with the same period last year are as follows:

	Same Branch Growth/(Decline)
	2009	2008
April	(31.2%)	(6.7%)
May	(29.3%)	(11.2%)
June	(23.9%)	(12.6%)

Page - 15

The improvement in the rate of decline of our year-over-year monthly same branch revenue trends was due to work associated with one large customer, as well as improvements across the rest of our customer base. The same branch revenue decline for the quarter was 27.4%. Excluding the impact associated with the one large customer, the same branch revenue decline for the quarter would have been 33.9%.

Revenue declines associated with closed branches during the thirteen weeks ended June 26, 2009 were 8.2% compared to 3.3% for the same thirteen week period in 2008. We remained focused on aggressive cost management and maintaining a strong balance sheet. During the second quarter, we closed 36 branches for a total of 155 branches over the last twelve months decreasing our total branch count to 775 at June 26, 2009. Primary factors influencing which branches we closed included financial performance, ability to consolidate with another branch, tenure and quality of branch management, market potential of branch location, and long-term potential of the location.

Gross profit. Gross profit was 29.5% of revenue for the thirteen weeks ended June 26, 2009 compared to 29.8% of revenue for the thirteen weeks ended June 27, 2008. The impact of acquisitions, pricing pressures resulting from the current economic recession, and increased wages paid to our temporary workers due to statutory minimum wage increases are the primary causes for the decline in gross profit as a percentage of revenue. Gross profit as a percentage of revenue of acquired companies has been less than that of our core business creating a decrease in the overall blended gross profit as a percentage of revenue. While we have increased the bill rates to our customers for pay increases, we have not fully passed through the amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions. Pay rate inflation increased 3.9% and bill rate inflation increased 6.3% this quarter in comparison with the same quarter last year. Bill rate inflation exceeded pay rate inflation due to a change in sales mix as our higher bill rate work has experienced a less severe revenue impact. However, we continue to experience pricing pressure within each of our individual brands.

Pricing pressure on gross profit as a percentage of revenue was partially offset by the improvement in workers’ compensation. Workers’ compensation costs for the thirteen weeks ended June 26, 2009 were approximately 2.8% of revenue compared to 4.1% of revenue for the thirteen weeks ended June 27, 2008. The improvement in workers’ compensation expense is due to acquisitions which have lower workers’ compensation costs than our core business and the continued success of our accident prevention and risk management programs that have been implemented over several years. We continued to experience positive trends in our accident rates and management of prior year claims. We believe we can maintain our positive momentum throughout 2009 in our risk management programs which could lower our workers’ compensation expense.

Selling, general, and administrative expenses. Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 25.7% for the thirteen weeks ended June 26, 2009 compared to 22.8% for the thirteen weeks ended June 27, 2008. Commencing in 2008, we have taken aggressive cost management actions across all levels of the organization. Over the last twelve months we closed 155 branches, of which 36 were closed in the second quarter of 2009. Further, we have consolidated branch management and substantially all back office support activities. SG&A expenses have declined by 25.1% compared to the second quarter of 2008. SG&A declined at a slower rate than did revenue due to the fixed cost nature of certain SG&A costs. Cost management will remain a focus during this recession. Our cost management actions prepare us well to harness the strong operating leverage of our business model as the economy recovers.

Depreciation and amortization expenses. Depreciation and amortization expense increased to $4.3 million for the thirteen weeks ended June 26, 2009 compared to $4.0 million for the thirteen weeks ended June 27, 2008. The increase during 2009 was primarily due to depreciation of our investments in technology. This was partially offset by a decline in amortization of intangibles which were impaired and written down as of the prior year end.

Interest and other income, net. We recorded net interest and other income of $0.7 million for the thirteen weeks ended June 26, 2009 compared to $1.6 million during the thirteen weeks ended June 27, 2008. The decrease is primarily related to lower investment yields.

As of June 26, 2009, approximately 59.1% of our restricted cash is subject to annual interest rate reset by our insurance carriers. The interest rate resets in conjunction with our July 1 insurance policy renewal. The interest rate is based on the one year U.S. Constant Maturity Treasury yield plus a spread of approximately 20 basis points. The interest rate for the period July 2008 to July 2009 was 2.58%. Based on the July 1, 2009 annual interest rate reset, the rate from July 2009 to July 2010 will be 0.74% as a result of market declines in interest rates.

Income tax. Our effective tax rate on earnings for the thirteen weeks ended June 26, 2009 was 36.6%, compared to 29.2% for the thirteen weeks ended June 27, 2008. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non recurring benefits, results from state and foreign income taxes, federal tax credits and certain nondeductible expenses. The increase to the effective tax rate is primarily due to nonrecurring benefits

Page - 16

recorded during the thirteen weeks ended June 27, 2008. The non recurring benefits relate primarily to reaching agreements with several state tax authorities to resolve matters related to prior years.

Operations

Twenty-Six Weeks Ended June 26, 2009 Compared to Twenty-Six Weeks Ended June 27, 2008

The following table presents selected consolidated financial data (in thousands, except per share amounts):

	Twenty-six weeks ended
	June 26, 2009		June 27, 2008
Revenue from services	$471,425		$694,726
Total revenue growth (decline) %	(32.1%	)	8.3%
Gross profit as a % of revenue	28.7%		30.1%
SG&A as a % of revenue	27.9%		24.0%
Income (loss) from operations	$(4,618)		$33,970
Income (loss) from operations as a % of revenue	(1.0%	)	4.9%

Depreciation and amortization	$8,425		$7,875
Interest and other income, net	$1,913		$3,520
Effective income tax rate	41.8%		31.9%
Net income (loss)	$(1,573)		$25,529
Net income (loss) as a % of revenue	(0.3%	)	3.7%
Net income (loss) per diluted share	$(0.04)		$0.59

Revenue from services. Revenue for the twenty-six weeks ended June 26, 2009 decreased 32.1% compared to the twenty-six weeks ended June 27, 2008. The revenue decline consisted of a 34.9% decrease in organic revenue offset by a 2.8% growth from acquisitions completed within the last 12 months. Growth from acquisitions included TLC Services Group, Inc, a professional truck driver staffing provider and Personnel Management, Inc., a light industrial staffing company. Same branch revenues declined 29.6% during the twenty-six weeks ended June 26, 2009 compared to a decline of 6.7% for the same twenty-six week period in 2008. While our year-over-year revenue trends continue to experience recessionary pressure, we have seen some moderation in the rate of decline of our year-over-year trends.

Our monthly same branch revenue trends in comparison with the same period last year are as follows:

	Same Branch Growth/(Decline)
	2009	2008
January	(30.2%)	(0.2%)
February	(31.9%)	(0.1%)
March	(35.3%)	(3.8%)
April	(31.2%)	(6.7%)
May	(29.3%)	(11.2%)
June	(23.9%)	(12.6%)

The improvement in the rate of decline of our year-over-year monthly same branch revenue trends was due to work associated with one large customer, as well as improvements across the rest of our customer base. The same branch revenue decline year-to-date was 29.6%. Excluding the impact associated with the one large customer, the same branch revenue decline year-to-date would have been 33.5%.

Page - 17

Revenue declines associated with closed branches during the twenty-six weeks ended June 26, 2009 were 6.7% compared to 3.2% for the same twenty-six week period in 2008. We remained focused on aggressive cost management and maintaining a strong balance sheet. We closed 155 branches over the last twelve months decreasing our total branch count to 775 at June 26, 2009. Primary factors influencing which branches we closed included financial performance, ability to consolidate with another branch, tenure and quality of branch management, market potential of branch location, and long-term potential of the location.

Gross profit. Gross profit was 28.7% of revenue for the twenty-six weeks ended June 26, 2009 compared to 30.1% of revenue for the twenty-six weeks ended June 27, 2008. The impact of acquisitions, pricing pressures resulting from the current economic recession, and increased wages paid to our temporary workers due to statutory minimum wage increases are the primary causes for the decline in gross profit as a percentage of revenue. Gross profit as a percentage of revenue of acquired companies has been less than that of our core business creating a decrease in the overall blended gross profit as a percentage of revenue. While we have increased the bill rates to our customers for pay increases, we have not fully passed through the amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions. Pay rate inflation increased 3.3% and bill rate inflation increased 4.4% for the twenty-six weeks ended June 26, 2009 in comparison with the same period one year ago. Bill rate inflation exceeded pay rate inflation due to a change in sales mix as our higher bill rate work has experienced a less severe revenue impact. However, we continue to experience pricing pressure within each of our individual brands.

Pricing pressure on gross profit as a percentage of revenue was partially offset by the improvement in workers’ compensation. Workers’ compensation costs for the twenty-six weeks ended June 26, 2009 were approximately 3.3% of revenue compared to 4.1% of revenue for the twenty-six weeks ended June 27, 2008. The improvement in workers’ compensation expense is due to acquisitions which have lower workers’ compensation costs than our core business and the continued success of our accident prevention and risk management programs that have been implemented over several years. We continued to experience positive trends in our accident rates and management of prior year claims. We believe we can maintain our positive momentum throughout 2009 in our risk management programs which could lower our workers’ compensation expense.

Selling, general, and administrative expenses. SG&A expenses as a percentage of revenue were 27.9% for the twenty-six weeks ended June 26, 2009 compared to 24.0% for the twenty-six weeks ended June 27, 2008. Commencing in 2008, we have taken aggressive cost management actions across all levels of the organization. Over the last twelve months we closed 155 branches. Further, we have consolidated branch management and substantially all back office support activities. We incurred $2.6 million of SG&A expense during the twenty-six weeks ended June 26, 2009 related to our down sizing activities. SG&A expenses have declined by 21.2% compared to the same twenty-six weeks in 2008. SG&A declined at a slower rate than did revenue due to the fixed cost nature of certain SG&A costs. Cost management will remain a focus during this recession. Our cost management actions prepare us well to harness the strong operating leverage of our business model as the economy recovers.

Depreciation and amortization expenses. Depreciation and amortization expense increased to $8.4 million for the twenty-six weeks ended June 26, 2009 compared to $7.9 million for the twenty-six weeks ended June 27, 2008. The increase during 2009 was primarily due to depreciation of our investments in technology. This was partially offset by a decline in amortization of intangibles which were impaired and written down as of the prior year end.

Interest and other income, net. We recorded net interest and other income of $1.9 million for the twenty-six weeks ended June 26, 2009 compared to $3.5 million during the twenty-six weeks ended June 27, 2008. The decrease is primarily related to lower investment yields.

As of June 26, 2009, approximately 59.1% of our restricted cash is subject to annual interest rate reset by our insurance carriers. The interest rate resets in conjunction with our July 1 insurance policy renewal. The interest rate is based on the one year U.S. Constant Maturity Treasury yield plus a spread of approximately 20 basis points. The interest rate for the period July 2008 to July 2009 was 2.58%. Based on the July 1, 2009 annual interest rate reset, the rate from July 2009 to July 2010 will be 0.74% as a result of market declines in interest rates.

Income tax. Our effective tax rate on earnings for the twenty-six weeks ended June 26, 2009 was 41.8%, compared to 31.9% for the twenty-six weeks ended June 27, 2008. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non recurring benefits, results from state and foreign income taxes, federal tax credits and certain nondeductible expenses. The increase to the effective tax rate is primarily due to nonrecurring benefits

Page - 18

recorded during the twenty-six weeks ended June 27, 2008. The non recurring benefits relate primarily to reaching agreements with several state tax authorities to resolve matters related to prior years.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Our cash flows provided by operating activities were as follows (in thousands):

	Twenty-six weeks ended
	June 26, 2009	June 27, 2008

Net income (loss)	$(1,573)	$25,529
Depreciation and amortization	8,425	7,875
Provision for doubtful accounts	3,923	4,453
Stock-based compensation	4,024	4,504
Deferred income taxes	3,561	(2,087)
Other operating activities	1,181	146
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(6,969)	(2,475)
Income taxes	7,610	(6,092)
Workers’ compensation	(5,406)	3,141
Accounts payable and accrued expenses	(4,793)	(2,502)
Accrued wages and benefits	(985)	1,633
Other	(1,277)	(205)

Net cash provided by operating activities	$7,721	$33,920

•

Net cash flow from operating activities was $7.7 million for the twenty-six weeks ended June 26, 2009 or a decline of $26.2 million as compared to the prior year. The reduction to cash provided by operating activities is primarily due to our net loss. Our net income declined by $27.1 million.

•

Changes in operating assets and liabilities are due to the recession and decline in business. Changes to accounts receivable during 2009 are primarily associated with the decline in revenue, changes in accounts payable and accrued expenses, wages, and benefits during 2009 are primarily due to the cost control measures in response to the economic recession. Generally, our workers’ compensation reserve for estimated claims increases as we increase temporary labor services provided. Likewise, a decrease in temporary labor services due to the recession, generally decreases our workers’ compensation reserve over time. The success of our accident prevention programs has also reduced our workers’ compensation exposure.

•

Change in income tax receivable is primarily due to receipt of a refund of estimated tax payments. The change in net deferred tax assets relates primarily to decreases in the workers’ compensation reserve, acquisition related amortization, accelerated deductions for internally developed software, reserves and contingencies that are not deductible until paid.

Cash Flows from Investing Activities

Our cash flows provided by (used in) investing activities were as follows (in thousands):

	Twenty-six weeks ended
	June 26, 2009	June 27, 2008
Capital expenditures	$(7,329)	$(11,681)
Purchases of marketable securities	—	(27,146)
Maturities of marketable securities	—	37,055
Acquisition of business, net of cash acquired	—	(22,574)
Change in restricted cash	(3,026)	11,240
Other	(71)	(21)

Net cash used in investing activities	$(10,426)	$(13,127)

Page - 19

•

Capital expenditures in 2009 and 2008 are primarily related to investments made to upgrade our proprietary information systems. We anticipate that total capital expenditures will be approximately $15.0 million in 2009.

•	We held no marketable securities as of year end December 26, 2008 and made no investments in marketable securities for the twenty-six weeks ended July 26, 2009.
•	In March 2008, we purchased substantially all of the assets of TLC, a skilled truck-driver staffing provider for $5.3 million.
•	In April 2008, we purchased substantially all of the assets of Personnel Management, Inc, a light industrial staffing provider for $17.1 million.
•	Restricted cash decreased in 2008 primarily due to a decrease in the collateral requirements for our workers’ compensation program.

Cash Flows from Financing Activities

Our cash flows used in financing activities were as follows (in thousands):

	Twenty-six weeks ended
	June 26, 2009	June 27, 2008

Purchases and retirement of common stock	—	$(11,501)
Net proceeds from sale of stock through options and employee benefit plans	529	1,208
Shares withheld for taxes upon vesting of restricted stock	(749)	(850)
Payments on debt	(207)	(128)
Other	(960)	(229)

Net cash used in financing activities	$(1,387)	$(11,500)

•	We purchased $11.5 million of our common stock during the twenty-six weeks ended June 27, 2008.
•	We incurred loan origination fees of $1.0 million associated with the new Revolving Credit Facility.

Capital Resources

On June 22, 2009, we entered into a Credit Agreement with Wells Fargo Foothill, LLC and Bank of America, N.A., for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires June 2012, replaces our existing $80 million revolving credit facility with Wells Fargo Bank, N.A. and Bank of America, N.A., which was set to expire in April of 2011 (the “Old Revolving Facility”). Letters of credit outstanding under the Old Revolving Facility in the amount of approximately $49 million will be deemed letters of credit issued under the Revolving Credit Facility. We have not borrowed any funds under the Revolving Credit Facility as of June 26, 2009.

The amount we can borrow under the Revolving Credit Facility is calculated according to a formula that is based upon the sum of 85% of the amount of our eligible accounts receivable plus 60% of the liquidation value of our Tacoma headquarters office building (which shall not exceed $12 million), less a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle, and less other reserves if deemed applicable in the future. Eligible accounts receivable is defined in the Revolving Credit Facility and excludes items such as invoices aged over ninety days, cross-aged receivables, and other items. At the time of closing the Revolving Credit Facility, approximately 95% of accounts receivable net of the allowance for doubtful accounts were considered eligible, the borrowing availability on the building was $12 million, and the payroll and payroll tax reserve was $6.2 million. The maximum amount we can borrow under the Revolving Credit Facility is $80 million, but there is no assurance that this full amount will be available to us at any given time because the actual borrowing limit is based on the formula described above.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on loans, a fee on outstanding letters-of-credit and an unused commitment fee. At our option, the variable rate of interest on loans is LIBOR (subject to a 2.0% minimum) plus a margin of 3.000% for LIBOR loans; or a variable rate of the Prime Rate (subject to a minimum) currently in effect plus a margin of 3.000% for Base Rate loans. An unused commitment fee rate of 0.375% is also applied against the unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, letters-of-credit are priced at the margin in effect for LIBOR loans plus a fronting fee of 0.125%.

Page - 20

The Revolving Credit Facility requires that we maintain certain levels of liquidity that if not met require us to satisfy a fixed charge coverage ratio. We are required to maintain liquidity levels in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we are entitled to borrow at June 26, 2009 is $31 million and the amount of cash and cash equivalents is $100 million for a total of $131 million which is well in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts, as well as cash deposits held by our insurance carriers. At June 26, 2009, we had restricted cash in our Workers’ Assurance Program totaling $117.8 million. Of this cash, $117.7 million was committed to insurance carriers leaving $0.1 million available for future needs. The majority of our collateral is held by AIU Holdings, Inc. (“AIU”) formerly known as AIG Commercial Insurance, a subsidiary of American International Group, Inc.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months. However, should economic conditions further deteriorate, our financial results would be adversely impacted and we may need to seek additional sources of capital. These additional sources of financing may not be available or may not be available on commercially reasonable terms.

Workers’ Compensation Collateral and Claims Reserves

We provide workers’ compensation insurance for our temporary and permanent employees. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits. Our workers’ compensation insurance policies are renewed annually. We have coverage with AIU for occurrences during the period from July 2008 to July 2009. We renewed our coverage with AIU effective July 1, 2009 for the period July 2009 to July 2010. For workers’ compensation claims originating in states where we are self-insured, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. For all prior years we had coverage with AIU and other insurance providers. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Generally, our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims. The estimated claims are expensed as incurred and the claim payments are made over a weighted average period of approximately 6.5 years. We maintain a reserve for workers’ compensation claims, including the excess claims portion above our deductible limits, using actuarial estimates of the future cost of claims and related expenses. Our workers’ compensation claims reserve is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At June 26, 2009 our reserves are discounted at rates ranging from 3.85% to 6.48%. The discounted workers’ compensation claims reserve was $198.2 million at June 26, 2009.

Our workers’ compensation reserve includes not only estimated expenses for claims within our self-insured limit but also estimated expenses related to claims above our self-insured limits (“excess claims”). We record an estimated receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount this receivable to its estimated net present value using the risk-free rates associated with the weighted average lives of our excess claims. The weighted average claim lives are actuarially determined. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.

Throughout the year, management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuaries, appropriate discount rates, and estimated payment patterns. Factors that have caused our estimated losses for prior years to change include, among other things, (1) inflation of medical and indemnity costs at a rate higher than originally anticipated, (2) regulatory and legislative developments that have increased benefits and settlement requirements,

Page - 21

(3) a different mix of business than previously anticipated, (4) the impact of safety initiatives implemented, and (5) positive or adverse development of claim reserves. Adjustments to prior period reserves are charged or credited to expense in the period in which the estimate changes. Changes related to prior year self insured reserves, net of discount, for the twenty-six weeks ended June 26, 2009 include reversals of prior year reserves of $16.1 million partially offset by increases to certain excess claims of $5.5 million for which we have full liability for a net change of $10.6 million.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, irrevocable letters of credit, or surety bonds. AIU holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies. In connection with the renewal of our policy, insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they become responsible should we become insolvent. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral obligations will continue to grow. We pay our premiums and deposit our collateral in monthly installments. Should our financial results deteriorate, our insurance carriers may require additional collateral, or we may see a shortening of the amount of time that the insurance carriers allow us to pay our premiums and deposit collateral. In addition, our surety bond issuers could require more cash to back the outstanding surety bonds.

At June 26, 2009 and December 26, 2008 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as:

	June 26, 2009	December 26, 2008
Workers’ Assurance Program - committed collateral (1)	$117.7	$114.6
Letters of credit	49.0	52.9
Surety bonds (2)	17.7	17.1
Other cash-backed instruments	1.1	1.1

Total Collateral Commitments	$185.5	$185.7

(1)	The majority of our committed collateral is held at AIU.
(2)	We had $3.8 million of restricted cash collateralizing our surety bonds at both June 26, 2009 and December 26, 2008.

We have agreements with certain financial institutions through our wholly-owned and consolidated subsidiary, Workers’ Assurance of Hawaii, Inc. (our “Workers’ Assurance Program”), that allow us to restrict cash for the purpose of providing cash-backed instruments for our workers’ compensation collateral. These instruments include cash-backed letters of credit, cash held in trusts and cash deposits held by our insurance carriers. The fees related to those instruments subject to an annual fee were approximately 0.57% as of June 26, 2009.

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	June 26, 2009	December 26, 2008

Ending workers’ compensation reserve	$198.2	$203.6
Discount on reserves (1)	41.7	44.7
Collateral posted with providers in comparison to obligation incurred (2)	(20.4)	(35.6)
Discounted reserves for claims above our deductible (3)	(34.0)	(27.0)

Total Collateral Commitments	$185.5	$185.7

Our total collateral commitments differ from our workers’ compensation reserve due to several factors including the following which are reconciled above:

Page - 22

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

Contractual Obligations and Commitments

There have been no material changes during the period covered by this Form 10-Q, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2008.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of June 26, 2009, our disclosure controls and procedures are effective.

During the fiscal quarter ended June 26, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Form 10-Q.

Page - 23

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

Our workers’ compensation insurance policies are with various insurance subsidiaries of AIU, formerly known as AIG Commercial Insurance, a subsidiary of American International Group, Inc. AIU holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies. We also rely on AIU to provide state-mandated statutory workers’ compensation coverage, employers’ liability coverage, auto coverage, and general liability coverage. While we have not experienced a loss of collateral with any of the prior insurance companies that have entered liquidation, if AIU were to experience

Page - 24

further financial problems, our restricted cash deposits, letters of credit, and/or our workers’ compensation or other coverage at AIU could be at risk. The loss of the cash deposits and letters of credit would have a material negative impact on our balance sheet and could require us to seek additional sources of capital to pay our accrued workers’ compensation claims. These additional sources of financing may not be available on commercially reasonable terms, or at all. The loss of our workers’ compensation coverage would prevent us from doing business in the majority of our markets.

If we are not able to obtain or maintain insurance on commercially reasonable terms, our financial condition or results of operations could suffer.

We maintain various types of insurance coverage to help offset the costs associated with certain risks to which we are exposed. We have previously experienced, and could again experience, changes in the insurance markets that result in significantly increased insurance costs and higher deductibles. For example, we are required to pay workers’ compensation benefits for our temporary and permanent employees. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers claims for a particular event above a $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per-occurrence basis. We have secured coverage with AIU Holdings, Inc. for occurrences during the period from July 2008 to July 2009. Our insurance policies must be renewed annually. Effective July 1, 2009, we renewed our coverage for the policy year July 2009 to July 2010. We cannot guarantee that we will be able to successfully renew such policies for any future period. In the event we are not able to obtain workers’ compensation insurance, or any of our other insurance coverages, on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer. If our financial results deteriorate, our insurance carrier may accelerate our premium payments or require all premium to be paid in one initial payment. Such a change in our insurance payment terms could impact our available cash, and our financial condition or operations could suffer.

The terms under which we post the collateral necessary to support our workers’ compensation obligations may change which could reduce the capital we have available to support our operations.

We are required to maintain commitments such as cash and cash-backed instruments, irrevocable letters of credit, and/or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. We pledge cash or other assets in order to secure these commitments and there are a number of factors that cause the size of our collateral commitments to grow over time. As our business grows so does our workers’ compensation reserve and the collateral needed to support it. We sometimes face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers and issuers of surety bonds and letters of credit could continue to increase. Alternatively, if our financial results deteriorate, our insurance carriers, surety carriers and letter of credit issuers may require additional collateral, or we may see a shortening of the amount of time that the insurance carriers allow us to deposit collateral. Such a change in our collateral requirements could impact our available cash, and our financial condition or operations could suffer. Our currently available sources of capital for these commitments are limited, and have been further limited by the current global liquidity shortage, and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms, or at all. Even if such sources of financing are available, they could result in a dilution of value to our existing shareholders.

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

Page - 25

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

Kemper Insurance Company (Kemper) provided coverage for occurrences commencing in 2001 through June 30, 2003. In December 2004, we executed a novation agreement pursuant to which we relinquished insurance coverage and assumed all further liability for all claims originating in the Kemper policy years. These claims are reserved for in the consolidated financial statements. Although we believe our judgments and estimates are adequate, we cannot assure you that claims originating in the Kemper policy years will not experience unexpected adverse developments.

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

Our results of operations can be dependent on revenue with major customers and the loss of, or substantial decline in revenue to a top customer could have a material adverse effect on our revenues, profitability and liquidity.

We have experienced increased customer concentration resulting from the decline in our total revenues coupled with an increase in revenue associated with one customer. The revenues associated with this customer accounted for 5% of our total revenue for fiscal year 2008 and we expect revenues associated with this customer will be approximately 7% to 10% of our total revenue for fiscal year 2009. A substantial amount of this revenue could lapse in the future which could have a significant negative impact on our profitability if not replaced with equally profitable revenue. The loss of, or reduced demand for our services related to this or other top customers could have a material adverse effect on our business, financial condition and results of operations. In addition, customer concentration exposes us to credit risk, as a large portion of our accounts receivable may be from a small number of customers.

Page - 26

International operations will burden our resources and may fail to generate a substantial increase in revenue.

Our international branch operations expose us to certain risks. These risks include risks already discussed in connection with our domestic branch operations and also include risks related to fluctuations in the value of foreign currencies, the additional expense and risks inherent in operations in geographically and culturally diverse locations, being subject to complex foreign tax laws and regulations. If we are not able to effectively manage those risks, our financial results could be harmed. As of June 26, 2009, we had 37 branches outside the United States.

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

Our credit facility limits our ability to borrow based upon collateral availability. We are also required to maintain certain levels of liquidity that if not met, require us to satisfy a fixed charge coverage ratio. In the event our collateral is insufficient for our borrowing needs, or we fail to meet the liquidity/fixed charge coverage ratio requirements or have them waived, we may be subject to penalties and we could be forced to seek additional financing.

We have a credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in June 2012. The Revolving Credit Facility limits our ability to borrow (including issuances of letters-of-credit on our behalf) to a certain percentage of our assets. The Revolving Credit Facility also requires that we maintain certain levels of liquidity that if not met, require us to satisfy a fixed charge coverage ratio. Depletion of our cash position or reduction in our accounts receivable could limit our ability to borrow under the Revolving Credit Facility. Inability to borrow under the Revolving Credit Facility would adversely affect our operations. Additionally, the deterioration of our financial results would make it harder for us to comply with the fixed charge coverage ratio. In the past we have negotiated amendments to similar covenants under our prior credit facility to ensure our continued compliance with their restrictions. We cannot be assured that our lenders would consent to such amendments on commercially reasonable terms in the future if we once again require such relief. Moreover, the Revolving Credit Facility differs from our prior facility in that it is asset based, and therefore if we trigger the implementation of the fixed charge coverage ratio and fail to meet it, the current group of lenders may be less likely to waive or amend the requirements. In the event that we do not comply with the fixed charge coverage ratio and the lenders do not waive such non-compliance, then we will be in default of the Revolving Credit Facility, which could subject us to default rates of interest and accelerate the maturity of the outstanding balances. Accordingly, if we default under the Revolving Credit Facility or if our ability to borrow is limited, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms, or at all.

Page - 27

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

We require significant working capital in order to operate our business. We may experience periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the second and third quarter of the year. We invest significant cash into the opening and operations of new branches until they begin to generate revenue sufficient to cover their operating costs. We also pay our temporary employees before customers pay us for the services provided. As a result, we must maintain cash reserves to pay our temporary employees prior to receiving payment from our customers. Our collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes. If our available cash balances and available credit line under our existing credit facility do not grow commensurate with the growth in our working capital requirements, or if our banking partners experience cash shortages or are unwilling to provide us with necessary cash, we could be required to explore alternative sources of financing to satisfy our liquidity needs.

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

Page - 28

in connection with the integration of an acquired company. In addition, the integration of any acquired company, and its financial results, into ours may have a material adverse effect on our operating results.

We are highly dependent on the cash flows and net earnings we generate during our second and third fiscal quarters.

A majority of our cash flow from operating activities is generated during the second and third quarters which include the summer months. Unexpected events or developments such as natural disasters, manmade disasters and adverse economic conditions in our second and third quarter could have a material adverse effect on our operating cash flows.

The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

Page - 29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 26, 2009.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
3/28/09 through 4/24/09	2,832	$8.96	—	$21.5 million
4/25/09 through 5/22/09	11,050	$9.29	—	$21.5 million
5/23/09 through 6/26/09	5,082	$8.81	—	$21.5 million
Total	18,964	$9.11	—
(1)

During the thirteen weeks ended June 26, 2009, we purchased 18,964 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.
(3)

Our share purchase program is conducted under authorizations made by our Board of Directors. The shares reported in the table above are under a $100 million share purchase authorization approved by our Board of Directors in April 2007 that does not have an expiration date. We did not purchase any shares of our common stock during the twenty-six weeks ended June 26, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 13, 2009, the following proposals were adopted by the margins indicated:

PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Steven C. Cooper, Thomas E. McChesney, Gates McKibbin, Joseph P. Sambataro, Jr., William W. Steele, Robert J. Sullivan and Craig E. Tall. Each of these nominees was re-elected to serve for a one year term, by the following margins of votes:

Nominees	For	Against	Abstain
Steven C. Cooper	40,167,343	654,305	33,356
Thomas E. McChesney	40,140,655	682,146	32,202
Gates McKibbin	40,210,855	611,646	32,502
Joseph P. Sambataro, Jr.	39,957,242	830,302	67,460
William W. Steele	39,328,384	1,499,762	26,858
Robert J. Sullivan	40,101,302	722,788	30,914
Craig E. Tall	40,165,223	665,817	23,963

PROPOSAL 2: Ratification of the selection of Deloitte & Touche, LLP to serve as our independent registered public accounting firm for the fiscal year ending December 25, 2009.

For	Against	Abstain
40,706,886	121,412	26,705

Item 5.	Other Information

None.

Page - 30

Item 6.	Exhibits

Exhibits

10.1

Credit Agreement executed June 22, 2009, by and among TrueBlue, Inc. as borrower, the lenders that are signatories thereto as the lenders, Wells Fargo Foothill, LLC as the co-lead arranger and administrative agent and the syndication agent, and Bank of America, N.A. as the co-lead arranger and documentation agent (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 25, 2009).

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

Page - 31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	7/31/09
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	7/31/09
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	7/31/09
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 32