Form 10-Q
period 2009-09-25
TrueBlue, Inc.
filed 2009-10-30
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2009

or

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

As of October 23, 2009, there were 43,809,663 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

TrueBlue, Inc.

Page - 2

PART I. Financial Information

Item 1.	Financial Statements

TrueBlue, Inc.

Consolidated Balance Sheets

In Thousands (Except Par Values)

(Unaudited)

	September 25, 2009	December 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$95,522	$108,102
Accounts receivable, net of allowance for doubtful accounts of $6.6 and $5.4 million	130,515	104,979
Prepaid expenses, deposits and other current assets	8,936	9,061
Income tax receivable	1,836	15,821
Deferred income taxes	6,528	4,841

Total current assets	243,337	242,804
Property and equipment, net	61,322	61,542
Restricted cash	126,183	120,323
Deferred income taxes	6,843	12,831
Goodwill	36,960	36,960
Intangible assets, net	24,077	26,404
Other assets, net	21,027	18,811

Total assets	$519,749	$519,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$18,377	$21,852
Accrued wages and benefits	21,517	19,750
Current portion of workers’ compensation claims reserve	43,148	51,414
Other current liabilities	373	2,292

Total current liabilities	83,415	95,308
Workers’ compensation claims reserve, less current portion	151,350	152,178
Other non-current liabilities	3,526	2,060

Total liabilities	238,291	249,546
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized;	—	—
Common stock, no par value, 100,000 shares authorized; 43,790 and 43,340 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,108	1,992
Retained earnings	279,349	268,136

Total shareholders’ equity	281,458	270,129

Total liabilities and shareholders’ equity	$519,749	$519,675

See accompanying notes to consolidated financial statements

Page - 3

TrueBlue, Inc.

Consolidated Statements of Operations

In Thousands (Except Per Share Data)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Revenue from services	$284,843	$387,914	$756,268	$1,082,640
Cost of services	202,220	272,736	538,144	758,564

Gross profit	82,623	115,178	218,124	324,076
Selling, general and administrative expenses	64,950	86,226	196,644	253,279
Depreciation and amortization	4,237	3,988	12,662	11,863

Income from operations	13,436	24,964	8,818	58,934
Interest expense	(466)	(295)	(997)	(678)
Interest and other income	706	1,344	3,150	5,247

Interest and other income, net	240	1,049	2,153	4,569

Income before tax expense	13,676	26,013	10,971	63,503
Income tax expense	5,437	9,678	4,305	21,639

Net income	$8,239	$16,335	$6,666	$41,864

Net income per common share:
Basic	$0.19	$0.38	$0.16	$0.97
Diluted	$0.19	$0.38	$0.16	$0.97
Weighted average shares outstanding:
Basic	42,906	42,460	42,808	43,005
Diluted	43,121	42,695	42,930	43,176

See accompanying notes to consolidated financial statements

Page - 4

TrueBlue, Inc.

Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Thirty-nine weeks ended
	September 25, 2009	September 26, 2008
Cash flows from operating activities:
Net income	$6,666	$41,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,662	11,863
Provision for doubtful accounts	7,969	6,697
Stock-based compensation	5,597	6,229
Deferred income taxes	4,081	(7,102)
Other operating activities	1,037	530
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(33,505)	(11,394)
Income taxes	12,917	(4,350)
Other assets	(1,095)	—
Accounts payable and other accrued expenses	(4,225)	(1,663)
Accrued wages and benefits	1,803	(2,654)
Workers’ compensation claims reserve	(9,094)	4,106
Other liabilities	(152)	(3,216)

Net cash provided by operating activities	4,661	40,910

Cash flows from investing activities:
Capital expenditures	(10,540)	(20,009)
Purchases of marketable securities	—	(27,158)
Maturities of marketable securities	—	38,087
Acquisition of business, net of cash acquired	—	(21,270)
Change in restricted cash	(5,860)	4,712
Other	85	—

Net cash used in investing activities	(16,315)	(25,638)

Cash flows from financing activities:
Purchases and retirement of common stock	—	(15,997)
Net proceeds from sale of stock through options and employee benefit plans	838	3,173
Shares withheld for taxes upon vesting of restricted stock	(820)	(918)
Payments on debt	(304)	(193)
Other	(996)	(229)

Net cash used in financing activities	(1,282)	(14,164)

Effect of exchange rates on cash	356	(636)

Net change in cash and cash equivalents	(12,580)	472
CASH AND CASH EQUIVALENTS, beginning of period	108,102	57,008

CASH AND CASH EQUIVALENTS, end of period	$95,522	$57,480

See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2008. The same accounting policies are followed for preparing quarterly and annual financial information. Operating results for the thirty-nine week period ended September 25, 2009 are not necessarily indicative of the results that may be expected for the year ending December 25, 2009.

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the last Friday of December. Fiscal years 2009 and 2008 are 52-week years.

Recently adopted accounting pronouncements

On September 26, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASU”). Accounting Standards Updates serve to update the Codification. The Codification only changes the manner in which new accounting guidance is referenced. The adoption of these changes had no impact on the Financial Statements.

On December 27, 2008, we adopted the FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (ASC 350-30-50-4 & 5 and ASC 350-30-55-1C General Intangibles Other than Goodwill). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The adoption of FSP 142-3 did not have a material effect on our consolidated financial position, results of operations or cash flows.

On December 27, 2008, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and the associated FSP No. 141(R)-1, which replaced SFAS 141 (ASC 805 – Business Combinations). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are to be applied prospectively to business combinations completed on or after the adoption date. For acquisitions completed prior to December 27, 2008, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. The adoption of SFAS 141R and FSP No. 141(R)-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.

On June 26, 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS 165”) (ASC 855-10 Subsequent Events – General). SFAS 165 establishes general standards of accounting and disclosures for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 did not have a material effect on our consolidated financial position, results of operations or cash flows, as its requirements are disclosure-only in nature.

Page - 6

NOTE 2: CASH AND CASH EQUIVALENTS

Our cash and cash equivalents are classified within Level 1 of the fair value hierarchy. Level 1 is defined as investments which are valued using quoted market prices in active markets. As of September 25, 2009 and December 26, 2008, our Level 1 cash equivalents consisted of money market accounts totaling $50.7 million and $55.2 million, respectively, and were recorded as Cash and cash equivalents in our Consolidated Balance Sheets. We had no Level 2 or Level 3 investments as of September 25, 2009 or December 26, 2008.

NOTE 3: RESTRICTED CASH

Restricted cash consists primarily of cash held by our insurance carriers as collateral for our workers’ compensation program. This cash is provided directly to our insurance carriers for the purpose of providing cash backed instruments for our workers’ compensation collateral. These instruments include cash deposits held by our insurance carriers, cash backed letters of credit, and cash backed surety bonds. Collateral represents instruments that have been provided or pledged to an insurance company for either the direct payment of claims, or to cover the cost of claims in the event we are unable to make payment. The majority of our collateral is held by Chartis formerly known as AIU Holdings, Inc., a subsidiary of American International Group, Inc.

The following is a summary of restricted cash (in millions):

	September 25, 2009	December 26, 2008
Cash collateral held by insurance carriers	$114.8	$109.1
Cash backed letters of credit	6.6	6.6
Cash backed surety bonds	3.8	3.8
Other	0.9	0.8

Total restricted cash	$126.2	$120.3

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	September 25, 2009	December 26, 2008
Buildings and land	$23.8	$24.1
Computers and software	67.9	53.3
Cash dispensing machines	12.1	12.2
Furniture and equipment	9.2	9.5
Construction in progress	2.3	7.6

	115.3	106.7
Less accumulated depreciation and amortization	(54.0)	(45.2)

	$61.3	$61.5

Construction in progress consists primarily of internally developed software. As of September 25, 2009 and December 26, 2008, capitalized software costs, net of accumulated amortization, were $35.9 million and $27.5 million, respectively, excluding amounts in Construction in progress.

Page - 7

NOTE 5: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill, excluding intangible assets that are fully amortized (in millions):

	September 25, 2009			December 26, 2008
	Gross Carrying	Accumulated Amortization	Net Carrying Amount	Gross Carrying	Accumulated Amortization	Impairment Adjustment	Net Carrying Amount
Amortizable intangible assets
Customer relationships	$18.0	$(3.7)	$14.3	$39.9	$(10.5)	$(13.6)	$15.8
Trade name/trademarks	3.5	(0.9)	2.6	3.5	(0.5)	—	3.0
Non-compete agreements	2.3	(0.9)	1.4	3.3	(1.0)	(0.5)	1.8

	$23.8	$(5.5)	$18.3	$46.7	$(12.0)	$(14.1)	$20.6

Indefinite-lived intangible assets
Trade name/trademarks	$5.8	$—	$5.8	$6.6	$—	$(0.8)	$5.8

Total amortization expense was $0.8 million for the thirteen weeks ended September 25, 2009 and $1.9 million for the thirteen weeks ended September 26, 2008. Amortization expense was $2.3 million for the thirty-nine weeks ended September 25, 2009 and $5.1 million for the thirty-nine weeks ended September 26, 2008.

Amortization expense of intangible assets for the next five years and thereafter is as follows (in millions):

Remainder of 2009	$0.8
2010	2.7
2011	2.7
2012	2.7
2013	2.3
Thereafter	7.1

$18.3

NOTE 6: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses beyond our deductible limits. Our workers’ compensation insurance policies are renewed annually. We have coverage with Chartis for occurrences during the period from July 2009 to July 2010. For workers’ compensation claims originating in states where we are self-insured, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. For all prior years we had coverage with Chartis and other insurance providers. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is established using estimates of the future cost of claims that have been reported but not settled, as well as those that have been incurred but not reported. The estimated claims are expensed as incurred and the claim payments are made over a weighted average period of approximately 6.5 years. We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses. Our workers’ compensation reserve is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, with maturities comparable to the weighted average lives of our workers’ compensation claims in the period in which the claim was incurred. At September 25, 2009, our reserves are discounted at rates ranging from 3.85% to 6.48%. Included in the accompanying Consolidated Balance Sheets as of September 25, 2009 and December 26, 2008 are discounted workers’ compensation claims reserves in the amounts of $194.5 million and $203.6 million, respectively.

For workers’ compensation claims originating in Washington, North Dakota, Ohio, Wyoming, Canada and Puerto Rico (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs (with the exception of our Labor Ready brand in the state of Ohio where we have a self-insured policy).

Page - 8

Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions. As of July 1, 2008 we have a self-insured policy in the state of West Virginia. Claims originating in the state of West Virginia prior to July 1, 2008 are covered under the government-administered programs.

Our workers’ compensation claims reserve includes not only estimated expenses for claims within our self-insured limit but also estimated expenses related to claims above our self-insured limits (“excess claims”). We record an estimated receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount this receivable to its estimated net present value using the risk-free rates associated with the weighted average lives of our excess claims. The weighted average claim lives are actuarially determined. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. Our valuation allowance against receivables from Troubled Insurance Companies as of September 25, 2009 and December 26, 2008 is $6.3 million and $6.9 million, respectively. Total discounted receivables from insurance companies, net of related valuation allowance, as of September 25, 2009 and December 26, 2008 are $18.3 million and $17.0 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuaries and appropriate discount rates. Factors that have caused our estimated losses for prior years to change include, among other things:

•	Inflation of medical and indemnity costs at a rate higher than originally anticipated;

•	Regulatory and legislative developments that have increased benefits and settlement requirements;

•	A different mix of workers’ compensation exposure than previously anticipated;

•	The impact of safety initiatives implemented; and

•	Positive or adverse development of claim reserves.

Adjustments to prior period reserves are charged or credited to expense in the period in which the estimate changes. Changes related to prior year self insured reserves, net of discount, for the thirty-nine weeks ended September 25, 2009 include reversals of prior year reserves of $16.3 million partially offset by increases to certain excess claims of $4.8 million for which we have full liability for a net change of $11.5 million.

Workers’ compensation expense totaling $8.4 million and $16.3 million was recorded for the thirteen weeks ended September 25, 2009 and September 26, 2008, respectively. Workers’ compensation expense totaling $24.0 million and $44.9 million was recorded for the thirty-nine weeks ended September 25, 2009 and September 26, 2008, respectively. Workers’ compensation expense consists of the following components:

•	Self-insurance reserves net of changes in discount;

•	Monopolistic jurisdictions premiums;

•	Insurance premiums;

•	Any changes in the valuation allowance related to receivables from insurance companies as described above; and

•	Other miscellaneous expenses.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

On June 22, 2009, we entered into a Credit Agreement with Wells Fargo Foothill, LLC and Bank of America, N.A. for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires in June 2012, replaced our existing $80 million revolving credit facility with Wells Fargo Bank, N.A. and Bank of America, N.A., which was set to expire in April of 2011 (the “Old Revolving Facility”).

Page - 9

The amount we can borrow under the Revolving Credit Facility is the sum of 85% of the amount of our eligible accounts receivable plus 60% of the liquidation value of our Tacoma headquarters office building (which shall not exceed $12 million), less a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle, and less other reserves if deemed applicable in the future. Eligible accounts receivable include all accounts receivable less items such as invoices aged over ninety days, cross-aged receivables, and other items. The maximum amount we can borrow under the Revolving Credit Facility is $80 million, but there is no assurance that this full amount will be available to us at any given time because of the actual borrowing limits described above. As of September 25, 2009, the full $80 million was available under the Revolving Credit Facility. As of September 25, 2009, $14.1 million of letters of credit have been issued against the facility, leaving an unused portion of $65.9 million.

Under the terms of the Revolving Credit Facility, we pay interest and fees on:

•	Loans set, at our option, at either LIBOR (subject to a minimum) plus a margin of 3.0% or Prime Rate (subject to a minimum) plus a margin of 3.0%;

•	Outstanding letters-of-credit priced at the margin in effect for LIBOR loans plus a fronting fee of 0.125%; and,

•	The unused portion of the Revolving Credit Facility of 0.375%.

The Revolving Credit Facility requires that we maintain certain levels of liquidity that if not met, require us to satisfy a fixed charge coverage ratio. We are required to maintain liquidity levels in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we are entitled to borrow at September 25, 2009 is $65.9 million and the amount of cash and cash equivalents is $95.5 million for a total of $161.4 million which is in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

Workers’ compensation commitments

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash backed instruments, letters of credit, or surety bonds. The letters of credit bear fluctuating annual fees of approximately 2.31% of the principal amount of the letters of credit outstanding as of September 25, 2009. The surety bonds bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge.

At September 25, 2009 and December 26, 2008 we had provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	Workers’ Compensation Commitments as of:
	September 25, 2009	December 26, 2008
Cash collateral held by insurance carriers	$114.8	$109.1
Letters of credit (1)	20.7	59.5
Surety bonds (2)	17.2	17.1

Total collateral commitments	$152.7	$185.7

(1)	We had $6.6 million of restricted cash collateralizing our letters of credit at both September 25, 2009 and December 26, 2008.

(2)	We had $3.8 million of restricted cash collateralizing our surety bonds at both September 25, 2009 and December 26, 2008.

Legal contingencies and developments

We are involved in various proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements are adequate in consideration of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

Page - 10

NOTE 8: STOCK BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include stock option grants, restricted stock awards, and shares purchased under an employee stock purchase plan.

Total stock-based compensation expense recognized in the consolidated financial statements for the thirteen weeks ended September 25, 2009 and September 26, 2008 was $1.6 million and $1.7 million, before income taxes, respectively. Total stock-based compensation expense recognized in the consolidated financial statements for the thirty-nine weeks ended September 25, 2009 and September 26, 2008 was $5.6 million and $6.2 million, before income taxes, respectively.

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

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Thirty-nine weeks ended
	September 25, 2009	September 26, 2008
Expected life (in years)	3.35	3.48
Expected volatility	53.0%	43.5%
Risk-free interest rate	1.4%	2.2%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$3.52	$5.07

Stock option activity follows (shares in thousands):

	Thirty-nine weeks ended September 25, 2009
	Shares	Price (1)
Outstanding at beginning of period	906	$17.60
Granted	304	$9.08
Exercised	(6)	$12.81
Forfeited	(21)	$13.69
Expired	(99)	$16.75

Outstanding at the end of the period	1,084	$15.33

Exercisable at the end of the period	380	$18.77

(1)	Weighted average exercise price.

As of September 25, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1.6 million, which is expected to be recognized over a weighted average period of 1.8 years through 2013.

Restricted stock

Restricted stock is granted to officers and key employees and vests annually over periods ranging from three to four years. Restricted stock granted to our directors vested immediately. Compensation cost of restricted stock is calculated based on the grant-date market value. We recognize compensation cost on a straight line basis over the vesting period for the awards that are expected to vest.

Page - 11

Restricted stock activity follows (shares in thousands):

	Thirty-nine weeks ended September 25, 2009
	Shares	Price (1)
Nonvested at beginning of period	784	$16.51
Granted	433	$8.56
Vested	(270)	$17.66
Forfeited	(89)	$14.11

Nonvested at the end of the period	858	$12.57

(1)	Weighted average market price on grant date.

As of September 25, 2009, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $8.2 million, which is expected to be recognized over a weighted average period of 1.6 years through 2013.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) provides substantially all permanent employees who have completed six months of service and meet certain limited qualifications, an opportunity to purchase shares of our common stock through payroll deductions. The ESPP permits payroll deductions up to 10% of eligible after-tax compensation. Participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. Under the ESPP, 1.9 million shares of common stock have been reserved for purchase, of which 1.7 million shares have been issued and 0.2 million shares remain available for future issuance. The ESPP expires on June 30, 2010. During the thirty-nine weeks ended September 25, 2009 and September 26, 2008, participants purchased 112,000 and 97,000 shares in the ESPP for cash proceeds of $0.8 million and $1.1 million, respectively.

We consider our ESPP to be a component of our share-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

NOTE 9: INCOME TAXES

The effective tax rate was 39.8% and 39.2% respectively, for the thirteen and thirty-nine weeks ended September 25, 2009. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate is due to the impact of state and foreign income taxes, federal tax credits and certain nondeductible expenses. As of September 25, 2009 and December 26, 2008, we had remaining unrecognized tax benefits of $1.9 million.

NOTE 10: STOCK PURCHASES

Under our authorized share purchase program, we purchased and retired 1.2 million shares of our common stock during the thirty-nine weeks ended September 26, 2008 for a total amount of $16.0 million, including commissions. We did not purchase any shares of our common stock during the thirty-nine weeks ended September 25, 2009. As of September 25, 2009 we had remaining authorization for future purchases of common stock in the amount of $21.5 million under the current board approved authorization with no expiration date.

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

Page - 12

The following tables present the calculation of Net income per common share - Basic and Diluted (in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Net income	$8,239	$16,335	$6,666	$41,864

Weighted average number of common shares used in basic net income per common share	42,906	42,460	42,808	43,005
Dilutive effect of outstanding stock options and non-vested restricted stock	215	235	122	171

Weighted average number of common shares used in diluted net income per common share	43,121	42,695	42,930	43,176

Net income per common share:
Basic	$0.19	$0.38	$0.16	$0.97
Diluted	$0.19	$0.38	$0.16	$0.97
Antidilutive stock options and other	1,058	1,100	1,440	1,300

Antidilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented. Antidilutive shares also include in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the quarter.

NOTE 12: COMPREHENSIVE INCOME

Our comprehensive income (loss) is comprised of net income, the foreign currency translation adjustment, net of tax and unrealized gain or loss on marketable securities. The following is a summary of comprehensive income (loss) (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Net income	$8,239	$16,335	$6,666	$41,864

Other comprehensive income:
Foreign currency translation adjustment, net of tax	280	(10)	80	128
Unrealized gain (loss) on marketable securities	2	(3)	36	(25)

Other comprehensive income	282	(13)	116	103

Comprehensive income	$8,521	$16,322	$6,782	$41,967

NOTE 13: SUBSEQUENT EVENTS

We have evaluated events and transactions occurring after the balance sheet date through October 30, 2009, which is the date that the financial statements are issued, and noted no events that are subject to recognition or disclosure.

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

Executive Overview

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is an international provider of temporary blue-collar staffing. Last year, we connected approximately 500,000 people to work through the following brands: Labor Ready for general labor, Spartan Staffing for light industrial services, and CLP Resources, PlaneTechs, and TLC for skilled trades and served approximately 250,000 businesses in the wholesale, services, transportion, manufacturing, retail, and construction industries.

The U.S. economy remains weak and as a result we continue to experience a significant decrease in demand for blue collar staffing, which continues to negatively impact our performance. We believe the markets we serve will continue to remain under pressure until the overall economy stabilizes and begins to grow again. In response to the recession we have increased the number of branch closings. During 2009, we closed 89 branches, of which 12 were closed during the third quarter. During 2008, we closed 73 branches and sold the remaining 29 branches in the United Kingdom. We continue to focus on providing exceptional service to our customers while balancing the need for aggressive cost management and maintaining a strong balance sheet.

Revenue for the thirteen weeks ended September 25, 2009 of $284.8 million decreased 26.6% compared to $387.9 million for the thirteen weeks ended September 26, 2008. While our year-over-year revenue trends continue to experience recessionary pressure, the rate of decline of our year-over-year monthly same branch revenue trends has improved. The improvement in these trends is due primarily to revenue stability during the quarter and additional work associated with one large customer.

Gross profit as a percentage of revenue was 29.0% for the thirteen weeks ended September 25, 2009 compared to 29.7% for the thirteen weeks ended September 26, 2008. The primary causes for the decline in gross profit as a percentage of revenue are the impact of pricing pressures resulting from the current economic recession, increased wages paid to our temporary workers due to statutory minimum wage increases, acquistions, and more large account business. The decline in gross profit as a percentage of revenue was partially offset by a decrease in workers’ compensation expense which was largely due to the reduction of reserves established in prior periods. The decrease in reserves was due to continued improvements resulting from a variety of risk management programs.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 22.8% for the thirteen weeks ended September 25, 2009 compared to 22.2% for the thirteen weeks ended September 26, 2008. Commencing in 2008, we have taken aggressive cost management actions across all levels of the organization. SG&A expenses have declined by 24.7% compared to the third quarter of 2008. The decline was associated with a wide spread reduction in employee headcount and other operating costs related to branch closures, field management reductions, and consolidation of corporate services. Cost management will remain a focus during this recession. Our cost management actions prepare us well to harness the strong operating leverage of our business model as the economy recovers.

Net income was $8.2 million, or $0.19 per diluted share, for the thirteen weeks ended September 25, 2009 compared to net income of $16.3 million, or $0.38 per diluted share, for the thirteen weeks ended September 26, 2008. The change year over year is due primarily to the decline in same branch revenue. Same branch revenue is defined as revenue from branches open twelve months or longer.

Letters of credit outstanding under the Revolving Credit Facility as of September 25, 2009 decreased by $34.9 million in comparison with the letters of credit outstanding as of June 26, 2009. The reductions were received from workers’ compensation insurance carriers largely related to the success of a variety of risk management programs.

Page - 14

Although the economy shows signs of leveling, we expect a difficult economic environment during the remainder of fiscal 2009 and into fiscal 2010. During an economic downturn, as businesses experience a lower level of demand from consumers, businesses generally reduce their use of temporary staffing and then reduce permanent workforces. We do not expect a significant improvement in same branch revenue until employers have largely completed the reduction of permanent workforces and the economy improves. Likewise, the lack of recovery in the overall job market would diminish our performance. We do not have plans to open new branches and will continue to close branches and take other cost reduction methods until the economy improves.

Results of Operations

The following table presents selected consolidated financial data (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Revenue from services	$284,843	$387,914	$756,268	$1,082,640
Total revenue growth (decline) % over prior year	(26.6%)	(0.7%)	(30.1%)	4.9%
Gross profit as a % of revenue	29.0%	29.7%	28.8%	29.9%
SG&A as a % of revenue	22.8%	22.2%	26.0%	23.4%
Depreciation and amortization	1.5%	1.0%	1.7%	1.1%
Income from operations	$13,436	$24,964	$8,818	$58,934
Income from operations as a % of revenue	4.7%	6.4%	1.2%	5.4%
Interest and other income, net	$240	$1,049	$2,153	$4,569
Effective income tax rate	39.8%	37.2%	39.2%	34.1%
Net income	$8,239	$16,335	$6,666	$41,864
Net income as a % of revenue	2.9%	4.2%	0.9%	3.9%
Net income per diluted share	$0.19	$0.38	$0.16	$0.97

The U.S. economy remains weak and as a result we continue to experience a significant decrease in demand for blue collar staffing, which continues to negatively impact our performance. We believe the markets we serve will continue to remain under pressure until the overall economy stabilizes and begins to grow again. In response to the recession we have increased the number of branch closings. Primary factors influencing which branches we closed included financial performance, ability to consolidate with another branch, tenure and quality of branch management, market potential of branch location, and long-term potential of the location. During 2009, we closed 89 branches, of which 12 were closed during the third quarter. During 2008, we closed 73 branches and sold the remaining 29 branches in the United Kingdom. Commensurate with our branch closings, we have aggressively reduced the cost of field management and corporate support services. We continue to focus on providing exceptional service to our customers while balancing the need for aggressive cost management and maintaining a strong balance sheet.

Page - 15

Revenue from services:

Revenue decreased 26.6% and 30.1% during the thirteen and thirty-nine weeks ended September 25, 2009, respectively, over the comparable 2008 periods. The following table presents the components in our total revenue growth (decline):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Major Revenue Trends
Organic revenue decline	(26.6%)	(17.2%)	(31.9%)	(11.6%)
Acquisitions within last 12 months	0.0%	16.5%	1.8%	16.5%

Total revenue growth (decline)	(26.6%)	(0.7%)	(30.1%)	4.9%

Organic Revenue Trends (1)
Same branch (2)	(18.8%)	(14.7%)	(25.8%)	(9.7%)
New branches (3)	0.1%	0.6%	0.1%	0.9%
Closed branches	(9.1%)	(3.6%)	(7.4%)	(3.1%)
Currency and other	(0.4%)	(0.1%)	(0.5%)	0.3%

(1)

Percentages for organic revenue components do not sum to total organic revenue growth as same branch growth is determined off a revenue base of branches open for 12 or more months, whereas other organic revenue growth components are measured off a total revenue base.

(2)	Same branch revenue is defined as those branches opened one year or longer.

(3)	New branches are defined as those branches opened less than one year.

Same branch revenues declined 18.8% and 25.8% during the thirteen and thirty-nine weeks ended September 25, 2009, respectively, over the comparable 2008 periods. While our year-over-year revenue trends continue to experience recessionary pressure, we have seen some moderation in the rate of decline of our year-over-year trends.

Our monthly same branch revenue trends in comparison with the same period last year are as follows:

	Same Branch Revenue Decline
	2009	2008
January	(30.2%)	(0.2%)
February	(31.9%)	(0.1%)
March	(35.3%)	(3.8%)
April	(31.2%)	(6.7%)
May	(29.3%)	(11.2%)
June	(23.9%)	(12.6%)
July	(20.2%)	(12.2%)
August	(18.4%)	(14.7%)
September	(18.1%)	(16.5%)

The improvement in the rate of decline of our year-over-year monthly same branch revenue trends was due primarily to revenue stability during the quarter and additional work associated with one large customer. Excluding the growth impact associated with the one large customer, the same branch revenue decline for the third and second quarters of 2009 would have been 26.4% and 32.4%, respectively.

Gross profit:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
	(dollars in thousands)		(dollars in thousands)
Gross profit	$82,623	$115,178	$218,124	$324,076
Gross profit as a % of revenue	29.0%	29.7%	28.8%	29.9%

Page - 16

The decline in gross profit as a percentage of revenue is primarily due to the impact of revenue mix, pricing pressures resulting from the current economic recession, and increased wages paid to our temporary workers due to statutory minimum wage increases. While we have increased the bill rates to our customers for pay increases, we have not fully passed through the amount of our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions. The decline is also due to the mix of brand services. Certain brands with a lower gross profit as a percentage of revenue have become a larger portion of our business during the recession. Our mix of blue collar staffing business has adapted to take advantage of opportunities in the marketplace by pursuing business with large customers which typically carry lower gross margins. In our opinion, large customers have fared better during the recession in comparison with smaller customers and have presented more overall revenue opportunities. However, we continue to experience pricing pressure within each of our individual brands.

Pricing pressure on gross profit as a percentage of revenue was partially offset by the improvement in workers’ compensation. Workers’ compensation costs for the thirteen weeks ended September 25, 2009 were approximately 2.9% of revenue compared to 4.2% of revenue for the thirteen weeks ended September 26, 2008. Workers’ compensation costs for the thirty-nine weeks ended September 25, 2009 were approximately 3.2% of revenue compared to 4.1% of revenue for the thirty-nine weeks ended September 26, 2008. The improvement in workers’ compensation expense is due to acquisitions which have lower workers’ compensation costs than our core business and the continued success of our accident prevention and risk management programs that have been implemented over several years. We continued to experience positive trends in our accident rates and management of prior year claims.

Selling, general, and administrative expenses:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
	(dollars in thousands)		(dollars in thousands)
Selling, general, and administration expenses	$64,950	$86,226	$196,644	$253,279
Percentage of revenue	22.8%	22.2%	26.0%	23.4%

Commencing in 2008, we have taken aggressive cost management actions across all levels of the organization. Over the last twelve months we closed 159 branches, of which 12 were closed in the third quarter of 2009. Further, we have consolidated branch management and substantially all back office support activities. Selling, general, and administrative (“SG&A”) expenses have declined by 24.7% compared to the third quarter of 2008. We incurred $2.7 million of SG&A expense during the thirty-nine weeks ended September 25, 2009 related to our down sizing activities. SG&A expenses have declined by 22.4% compared to the same thirty-nine weeks in 2008. SG&A declined at a slower rate than did revenue due to the fixed cost nature of certain SG&A costs. Cost management will remain a focus during this recession. Our cost management actions prepare us well to harness the strong operating leverage of our business model as the economy recovers.

Other:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
	(dollars in thousands)		(dollars in thousands)
Depreciation and amortization	$4,237	$3,988	$12,662	$11,863
Interest and other income, net	$240	$1,049	$2,153	$4,569
Effective income tax rate	39.8%	37.2%	39.2%	34.1%

•

The depreciation increase during 2009 was primarily due to depreciation of our investments in technology. This was partially offset by a decline in amortization of intangibles which were impaired and written down as of the prior year end.

•	The decrease in net interest and other income is primarily related to less cash invested and lower investment yields on our restricted cash.

•

The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non recurring benefits, results from state and foreign income taxes, federal tax credits and certain nondeductible expenses. The increase to the effective tax rate for the thirty-nine weeks ended September 25, 2009 as compared to the same period a year ago is primarily due to nonrecurring benefits realized in the prior year associated with reaching agreements with several state tax authorities to resolve matters related to prior years.

Page - 17

Liquidity and Capital Resources

Cash Flows from Operating Activities

Our cash flows provided by operating activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 25, 2009	September 26, 2008
Net income	$6,666	$41,864
Depreciation and amortization	12,662	11,863
Provision for doubtful accounts	7,969	6,697
Stock-based compensation	5,597	6,229
Deferred income taxes	4,081	(7,102)
Other operating activities	1,037	530
Changes in operating assets and liabilities, exclusive of business acquired:
Accounts receivable	(33,505)	(11,394)
Income taxes	12,917	(4,350)
Workers’ compensation	(9,094)	4,106
Accounts payable and accrued expenses	(4,225)	(1,663)
Accrued wages and benefits	1,803	(2,654)
Other	(1,247)	(3,216)

Net cash provided by operating activities	$4,661	$40,910

•

Net cash flow from operating activities was $4.7 million for the thirty-nine weeks ended September 25, 2009 or a decline of $36.2 million as compared to the prior year. The reduction to cash provided by operating activities is primarily due to our reduction of net income. Our net income declined by $35.2 million.

•

Changes to accounts receivable during 2009 are primarily associated with increased balances as compared to year end 2008 due to the seasonality of our business, change in mix from acquisitions with different payment cycles, and the increased payment cycle associated with one large customer.

•	Changes in accounts payable and accrued expenses, wages, and benefits during 2009 are primarily due to less accruals as a result of the cost control measures in response to the economic recession.

•

Generally, our workers’ compensation reserve for estimated claims increases as we increase temporary labor services provided. Likewise, a decrease in temporary labor services due to the recession, generally decreases our workers’ compensation reserve over time; which we have experienced this year as well as reductions to reserves established in prior years. The success of our accident prevention programs has also reduced our workers’ compensation exposure.

•

Change in income tax receivable is primarily due to receipt of a refund of estimated tax payments. The change in net deferred tax assets relates primarily to decreases in the workers’ compensation reserve, acquisition related amortization, accelerated deductions for internally developed software, reserves and contingencies that are not deductible until paid.

Cash Flows from Investing Activities

Our cash flows used in investing activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 25, 2009	September 26, 2008
Capital expenditures	$(10,540)	$(20,009)
Purchases of marketable securities	—	(27,158)
Maturities of marketable securities	—	38,087
Acquisition of business, net of cash acquired	—	(21,270)
Change in restricted cash	(5,860)	4,712
Other	85	—

Net cash used in investing activities	$(16,315)	$(25,638)

Page - 18

•

Capital expenditures in 2009 and 2008 are primarily related to investments made to upgrade our proprietary information systems. We anticipate that total capital expenditures will be approximately $14.0 million in 2009.

•	We held no marketable securities as of year end December 26, 2008 and made no investments in marketable securities for the thirty-nine weeks ended September 25, 2009.

•	In March 2008, we purchased substantially all of the assets of TLC, a skilled truck-driver staffing provider for $5.3 million.

•	In April 2008, we purchased substantially all of the assets of Personnel Management, Inc, a light industrial staffing provider for $17.1 million.

•

Restricted cash decreased in 2008 primarily due to a decrease in the collateral requirements by our workers’ compensation insurance providers. We are required by our insurance carriers to collateralize a portion of our workers’ compensation obligation with cash and cash backed instruments, letters of credit, or surety bonds. Total collateral decreased for 2009. However, the mix of restricted cash and letters of credit changed resulting in an increase to restricted cash and a decrease to letters of credit.

Cash Flows from Financing Activities

Our cash flows used in financing activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 25, 2009	September 26, 2008
Purchases and retirement of common stock	—	$(15,997)
Net proceeds from sale of stock through options and employee benefit plans	838	3,173
Shares withheld for taxes upon vesting of restricted stock	(820)	(918)
Payments on debt	(304)	(193)
Other	(996)	(229)

Net cash used in financing activities	$(1,282)	$(14,164)

•	We purchased $16.0 million of our common stock during the thirty-nine weeks ended September 26, 2008.

•	We incurred loan origination fees and other costs of $1.0 million associated with the new Revolving Credit Facility during the thirty-nine weeks ended September 25, 2009.

Capital Resources

On June 22, 2009, we entered into a Credit Agreement with Wells Fargo Foothill, LLC and Bank of America, N.A., for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires in June 2012, replaced our existing $80 million revolving credit facility with Wells Fargo Bank, N.A. and Bank of America, N.A., which was set to expire in April of 2011 (the “Old Revolving Facility”).

The amount we can borrow under the Revolving Credit Facility is the sum of 85% of the amount of our eligible accounts receivable plus 60% of the liquidation value of our Tacoma headquarters office building (which shall not exceed $12 million), less a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle, and less other reserves if deemed applicable in the future. Eligible accounts receivable include all accounts receivable less items such as invoices aged over ninety days, cross-aged receivables, and other items. The maximum amount we can borrow under the Revolving Credit Facility is $80 million, but there is no assurance that this full amount will be available to us at any given time because of the actual borrowing limits described above. As of September 25, 2009, the full $80 million was available under the Revolving Credit Facility. Letters of credit outstanding under the Revolving Credit Facility as of September 25, 2009 decreased by $34.9 million in comparison with the letters of credit outstanding as of June 26, 2009. The reductions were received from workers’ compensation insurance carriers largely related to the success of a variety of risk management programs. As a result, $14.1 million of letters of credit have been issued against the facility, leaving an unused portion of $65.9 million.

Under the terms of the Revolving Credit Facility, we pay interest and fees on:

•	Loans set, at our option, at either LIBOR (subject to a minimum) plus a margin of 3.0% or Prime Rate (subject to a minimum) plus a margin of 3.0%;

•	Outstanding letters-of-credit priced at the margin in effect for LIBOR loans plus a fronting fee of 0.125%; and,

•	The unused portion of the Revolving Credit Facility at a rate of 0.375%.

Page - 19

The Revolving Credit Facility requires that we maintain certain levels of liquidity that if not met require us to satisfy a fixed charge coverage ratio. We are required to maintain liquidity levels in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we are entitled to borrow at September 25, 2009 is $65.9 million and the amount of cash and cash equivalents is $95.5 million for a total of $161.4 million which is well in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

We have agreements with certain financial institutions that allow us to restrict cash for the purpose of providing cash backed instruments to our insurance carriers to satisfy workers’ compensation collateral needs. These instruments include cash backed letters of credit, cash backed bonds, cash held in trusts, as well as cash deposits held by our insurance carriers. At September 25, 2009, we had restricted cash held primarily by our insurance carriers totaling $126.2 million. The majority of our collateral is held by Chartis formerly known as AIU Holdings, Inc., a subsidiary of American International Group, Inc.

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

Workers’ Compensation Collateral and Claims Reserves

We provide workers’ compensation insurance for our temporary and permanent employees. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits. Our workers’ compensation insurance policies are renewed annually. We have coverage with Chartis for occurrences during the period from July 2009 to July 2010. For workers’ compensation claims originating in states where we are self-insured, the majority of our current workers’ compensation insurance policies cover any claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. For all prior years we had coverage with Chartis and other insurance providers. Furthermore, we have full liability for all further payments on claims which originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Generally, our workers’ compensation reserve for estimated claims increases as temporary labor services are provided and decreases as payments are made on these claims. The estimated claims are expensed as incurred and the claim payments are made over a weighted average period of approximately 6.5 years. We maintain a reserve for workers’ compensation claims, including the excess claims portion above our deductible limits, using actuarial estimates of the future cost of claims and related expenses. Our workers’ compensation claims reserve is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At September 25, 2009 our reserves are discounted at rates ranging from 3.85% to 6.48%. The discounted workers’ compensation claims reserve was $194.5 million at September 25, 2009.

Our workers’ compensation claims reserve includes not only estimated expenses for claims within our self-insured limit but also estimated expenses related to claims above our self-insured limits (“excess claims”). We record an estimated receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount this receivable to its estimated net present value using the risk-free rates associated with the weighted average lives of our excess claims. The weighted average claim lives are actuarially determined. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.

Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuaries and appropriate discount rates. Factors that have caused our estimated losses for prior years to change include, among other things:

•	Inflation of medical and indemnity costs at a rate higher than originally anticipated;

•	Regulatory and legislative developments that have increased benefits and settlement requirements;

•	A different mix of workers’ compensation exposure than previously anticipated;

Page - 20

•	The impact of safety initiatives implemented; and

•	Positive or adverse development of claim reserves.

Adjustments to prior period reserves are charged or credited to expense in the period in which the estimate changes. Changes related to prior year self insured reserves, net of discount; for the thirty-nine weeks ended September 25, 2009 include reversals of prior year reserves of $16.3 million partially offset by increases to certain excess claims of $4.8 million for which we have full liability for a net change of $11.5 million.

We are required by our insurance carriers and certain state workers’ compensation programs to collateralize a portion of our workers’ compensation obligation with cash and cash backed instruments, letters of credit, or surety bonds. Chartis holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies. In connection with the renewal of our policy, insurance carriers annually assess the amount of collateral they will require from us relative to our workers’ compensation obligation for which they become responsible should we become insolvent. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral obligations will continue to grow. We pay our premiums and deposit our collateral in installments. Should our financial results deteriorate, our insurance carriers may require additional collateral, or we may see a shortening of the amount of time that the insurance carriers allow us to pay our premiums and deposit collateral. In addition, our surety bond issuers could require more cash to back the outstanding surety bonds.

At September 25, 2009 and December 26, 2008 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	Workers’ Compensation Commitments as of:
	September 25, 2009	December 26, 2008
Cash collateral held by insurance carriers	$114.8	$109.1
Letters of credit (1)	20.7	59.5
Surety bonds (2)	17.2	17.1

Total collateral commitments	$152.7	$185.7

(1)	We had $6.6 million of restricted cash collateralizing our letters of credit at both September 25, 2009 and December 26, 2008.

(2)	We had $3.8 million of restricted cash collateralizing our surety bonds at both September 25, 2009 and December 26, 2008.

We have agreements with certain financial institutions that allow us to restrict cash for the purpose of providing cash backed instruments to our insurance carriers to satisfy our workers’ compensation collateral needs. These instruments include cash deposits held by our insurance carriers, cash backed letters of credit, and cash backed surety bonds. The fees related to those instruments subject to an annual fee were approximately 0.57% as of September 25, 2009.

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	September 25, 2009	December 26, 2008
Ending workers’ compensation reserve	$194.5	$203.6
Discount on reserves (1)	41.2	44.7
Portion of workers’ compensation not requiring collateral (2)	(49.9)	(35.6)
Discounted reserves for claims above our deductible (3)	(33.1)	(27.0)

Total Collateral Commitments	$152.7	$185.7

Our total collateral commitments differ from our workers’ compensation reserve due to several factors including the following which are reconciled above:

Page - 21

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

Contractual Obligations and Commitments

There have been no material changes during the period covered by this quarterly report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2008.

Summary of Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases it estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no changes from the Critical Accounting Estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2008.

New Accounting Standards

See the “Recently adopted accounting pronouncements” section within Note 1 Accounting Principles and Practices, of the Notes to Consolidated Financial Statements.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 25, 2009, our disclosure controls and procedures are effective.

During the fiscal quarter ended September 25, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

The current recession is having a significant negative impact on businesses around the world. The full impact of this recession on our customers, especially our customers engaged in construction, cannot be predicted and may be quite severe. These and other economic factors, such as consumer demand, unemployment, inflation levels and the availability of credit have had and could continue to have a material adverse effect on demand for our services and on our financial condition and operating results. We sell our services to a large number of small and mid-sized businesses and these businesses have been and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. If our customers cannot access credit to support increased demand for their products or if demand for their products declines, they will have less need for our services.

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

The temporary services industry is highly competitive, with limited barriers to entry. Several very large and mid-sized full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in the markets we serve is intense and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins is intense and most of our customer contracts can be terminated by the customer on short notice without penalty. If we are not able to effectively compete in the staffing markets we serve, our operating margins and other financial results will be harmed and the price of our securities could decline.

A significant portion of our insurance coverage, including workers’ compensation, is provided by Chartis. If Chartis, or its insurance subsidiaries, were to experience financial problems, it could harm our business, financial condition or results of operations.

Our workers’ compensation insurance policies are with various insurance subsidiaries of Chartis, formerly known as AIU Holdings, Inc., a subsidiary of American International Group, Inc. Chartis holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies. We also rely on Chartis to provide state-mandated statutory workers’

Page - 23

compensation coverage, employers’ liability coverage, auto coverage, and general liability coverage. While we have not experienced a loss of collateral with any of the prior insurance companies that have entered liquidation, if Chartis were to experience further financial problems, our restricted cash deposits, letters of credit, and/or our workers’ compensation or other coverage at Chartis could be at risk. The loss of the cash deposits and letters of credit would have a material negative impact on our balance sheet and could require us to seek additional sources of capital to pay our accrued workers’ compensation claims. These additional sources of financing may not be available on commercially reasonable terms, or at all. The loss of our workers’ compensation coverage would prevent us from doing business in the majority of our markets.

If we are not able to obtain or maintain insurance on commercially reasonable terms, our financial condition or results of operations could suffer.

We maintain various types of insurance coverage to help offset the costs associated with certain risks to which we are exposed. We have previously experienced, and could again experience, changes in the insurance markets that result in significantly increased insurance costs and higher deductibles. For example, we are required to pay workers’ compensation benefits for our temporary and permanent employees. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers claims for a particular event above a $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per occurrence basis. We have secured coverage with Chartis for occurrences during the period from July 2009 to July 2010. Our insurance policies must be renewed annually. We cannot guarantee that we will be able to successfully renew such policies for any future period. In the event we are not able to obtain workers’ compensation insurance, or any of our other insurance coverages, on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer. If our financial results deteriorate, our insurance carrier may accelerate our premium payments or require all premiums to be paid in one initial payment. Such a change in our insurance payment terms could impact our available cash, and our financial condition or operations could suffer.

The terms under which we post the collateral necessary to support our workers’ compensation obligations may change which could reduce the capital we have available to support our operations.

We are required to maintain commitments such as cash and cash backed instruments, letters of credit, and/or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. We pledge cash or other assets in order to secure these commitments and there are a number of factors that cause the size of our collateral commitments to grow over time. As our business grows, so does our workers’ compensation reserve and the collateral needed to support it. We sometimes face difficulties in recovering our collateral from insurers or other entities, particularly when they are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers and issuers of surety bonds and letters of credit could continue to increase. Alternatively, if our financial results deteriorate, our insurance carriers, insurance regulators, surety carriers or letter of credit issuers may require additional collateral or capital, or we may see a shortening of the amount of time that the insurance carriers allow us to deposit collateral. Such a change in our collateral requirements could impact our available cash, and our financial condition or operations could suffer. Our currently available sources of capital for these commitments are limited, and have been further limited by the current global liquidity shortage, and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms, or at all. Even if such sources of financing are available, they could result in a dilution of value to our existing shareholders.

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

Page - 24

We may have additional tax liabilities that exceed our estimates.

We are subject to income taxes in the United States and foreign jurisdictions. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.

Some insurance companies with which we have previously done business are in financial distress, and one has been relieved of its insurance obligations to us. If our insurers do not fulfill their obligations, we could experience significant losses.

Prior to our current policies with Chartis, we purchased annual insurance policies in connection with our workers’ compensation obligations from three primary carriers. Prior to 2001, Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) provided coverage to us. Legion and Reliance are in liquidation and have failed to pay a number of covered claims that exceed our deductible limits. We have presented these excess claims to the guarantee funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guarantee funds due to statutory eligibility limitations. As a result, we have concluded it is likely that we will be unable to obtain reimbursement for at least a portion of these excess claims. To the extent we experience additional claims that exceed our deductible limits and our insurers do not satisfy their coverage obligations, we may be forced to satisfy some or all of those claims directly; this in turn could harm our financial condition or results of operations.

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

Page - 25

Our results of operations can be dependent on revenue with major customers and the loss of, or substantial decline in revenue to a top customer could have a material adverse effect on our revenues, profitability and liquidity.

We have experienced increased customer concentration resulting from the decline in our total revenues coupled with an increase in revenue associated with one customer. The revenues associated with this customer accounted for 5% of our total revenue for fical year 2008 and we expect revenues associated with this customer will be approximately 13% of our total revenue for fiscal year 2009. A substantial amount of this revenue could lapse by the end of 2009 which could have a significant negative impact on our profitability if not replaced with equally profitable revenue. The loss of, or reduced demand for our services related to this or other top customers could have a material adverse effect on our business, financial condition and results of operations. In addition, customer concentration exposes us to credit risk, as a large portion of our accounts receivable may be from a small number of customers.

International operations will burden our resources and may fail to generate a substantial increase in revenue.

As of September 25, 2009, we had 37 branches outside the United States. Our international branch operations expose us to certain risks. These risks include risks already discussed in connection with our domestic branch operations and also include risks related to fluctuations in the value of foreign currencies, the additional expense and risks inherent in operations in geographically and culturally diverse locations, being subject to complex foreign tax laws and regulations. If we are not able to effectively manage those risks, our financial results could be harmed.

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

We incur significant costs to comply with complex federal, state, and local laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers’ compensation unemployment insurance, and immigration. In addition, from time to time we are subject to audit by various governmental authorities to determine our compliance with a variety of these laws and regulations. We have in the past been found, and may in the future be found, to have violated such laws or regulations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. If we incur additional costs to comply with these laws and regulations or as a result of fines or other losses and we are not able to increase the rates we charge our customers to fully cover any such increase, our margins and operating results may be harmed.

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

Page - 26

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

In the current economic recession, we cannot assure you that the lenders under the Revolving Credit Facility will remain able to support their commitments to us in the future. If these lenders fail, then we may not be able to secure alternative financing on commercially reasonable terms, or at all.

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

The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to manage our order entry, order fulfillment, pricing, and point-of-sale processes. The failure of our management information systems to perform as we anticipate could disrupt our business and could result in decreased revenue, increased overhead costs and could require that we commit significant additional capital and management resources to resolve the issue, causing our business and results of operations to suffer materially. In addition, failure to protect the integrity and security of our customers’ and employees’ information could expose us to litigation and materially damage our standing with our customers.

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

Page - 27

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

We are highly dependent on the cash flows from net earnings we generate during our second and third fiscal quarters.

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

Page - 28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 25, 2009.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
6/27/09 through 7/24/09	1,728	$8.54	—	$21.5 million
7/25/09 through 8/21/09	1,422	$14.38	—	$21.5 million
8/22/09 through 9/25/09	2,692	$13.78	—	$21.5 million

Total	5,842	$12.38	—

(1)

During the thirteen weeks ended September 25, 2009, we purchased 5,842 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)

Our Board of Directors authorized a $100 million share purchase program in April 2007 that does not have an expiration date. An additional $21.5 million may be purchased by us pursuant to this program. We did not purchase any shares of our common stock pursuant to this program during the thirty-nine weeks ended September 25, 2009.

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

TrueBlue, Inc.

/s/ Steven C. Cooper	10/30/09
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	10/30/09
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	10/30/09
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 30