Form 10-K
period 2009-12-25
TrueBlue, Inc.
filed 2010-02-16
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 25, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14543

TrueBlue, Inc.

(Exact name of Registrant as specified in its charter)

Washington	91-1287341
(State of Incorporation)	(IRS Employer ID)

1015 A Street, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (253) 383-9101

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock without par value	The New York Stock Exchange

Securities registered under Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days        Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    (Do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 26, 2009, was approximately $0.356 billion.

As of February 5, 2010, there were 44,024,282 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 12, 2010, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

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

2009 Annual Report on Form 10-K

TrueBlue, Inc.

Form 10-K

PART I

Item 1.	BUSINESS

Description of the Business

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a provider of temporary blue-collar staffing. In 2009, we connected approximately 300,000 people to work through the following brands: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline, formerly Transportation Logistics Company, for dedicated and temporary drivers. Headquartered in Tacoma, Washington, we serve approximately 175,000 businesses, which are primarily in the services, construction, transportation, manufacturing, retail, and wholesale industries.

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

Temporary Staffing Industry

The temporary staffing industry evolved out of the need to minimize the cost and effort of hiring and administering permanent employees in response to temporary changes in business conditions. The demand for temporary employees has been driven primarily by the need to satisfy peak production and service requirements and to temporarily replace full-time employees absent due to illness, vacation or abrupt termination. Competitive pressures have forced businesses to focus on reducing costs, including converting fixed or permanent labor costs to variable or flexible costs. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our services. Conversely, during an economic downturn, businesses generally reduce their use of temporary staffing as they experience lower levels of demand from consumers.

The temporary staffing industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization. We operate within the blue-collar staffing market of the temporary staffing industry. This market is fragmented among a large number of providers and presents opportunities for larger, well capitalized companies to compete effectively. Our primary competitive advantages include:

•	Specialized focus on blue-collar staffing;
•	Ability to fulfill short-term customer orders with short notice and meet quality expectations;
•	Multi-location servicing of regional and national customers;
•	Worker safety programs and risk management;
•	Proprietary systems and automation that efficiently process a high volume of customer orders and temporary worker pay transactions;
•	Legal and regulatory compliance programs;
•	Management and employee development programs; and
•	Leverage of infrastructure support of multi-brand and multi-location activities.

The blue-collar staffing market has experienced significant decreases in demand as a result of the recession, which has negatively impacted our performance. We believe the markets we serve will continue to remain under pressure until the overall economy begins to have sustained growth.

Long-term Strategies

Our long-term business strategies for profitable growth remain unchanged. We plan to expand our market share in the blue-collar staffing markets we serve; be the customer service leader; and operate multiple blue-collar staffing brands. We believe we are the gateway to individual growth for our temporary workers and the gateway for our customers seeking to reduce their costs, convert their fixed or permanent labor costs to variable costs, and sustain or grow their businesses.

We plan to grow our market share in the blue-collar staffing market through the following strategies:

We plan to increase existing branch revenue, which has declined during the recession. We believe the key to increasing same branch revenue is largely tied to our strategy of becoming the service leader in the blue-collar staffing market, which is discussed further below.

We plan to open new branches that can reach or exceed performance standards and close branches that are under-performing. The primary factors in determining which branches to close are financial performance, the ability to consolidate with another branch, the tenure and quality of branch management, and the long-term potential of the location. In response to the economic downturn over the last several years, we have reduced the number of branch openings and increased the number of branch closings. During 2009 we opened nine new branches and closed 105 for a net reduction of 96 branches. In 2008, we opened four new branches, closed 73 branches and sold the remaining 29 branches in the United Kingdom for a net reduction of 98 branches. As the economy improves, we expect to close fewer branches and as the economy reaches stable levels of growth, we expect to increase our branch openings. We expect to have future branch openings in all of our brands; however, we expect larger rates of growth from new branches in the Centerline, CLP Resources, and/or Spartan Staffing brands as these brands do not yet have a national presence. We currently do not have any significant branch opening or closing plans.

We plan to make strategic acquisitions in the blue-collar staffing market that can produce strong returns on investment. Our focus is on acquisitions which can accelerate the building of a national presence for all brands or that provide new opportunities to serve the blue-collar staffing market.

We plan to be the service leader by building customer loyalty and retaining our top talent.

We are building a sales culture with a commitment to capturing and cultivating customer loyalty. We build a relationship of trust with our customers, gaining a firm understanding of their needs, finding solutions, and ensuring our service delivery meets or exceeds their expectations. Our ability to provide the right temporary employee, at the right time, and for the right duration is important to meeting our customers’ needs. We remain committed to maintaining a safe work environment through our safety and risk management programs to keep our temporary employees safe and better serve our customers.

Our customers value the relationship with our branch personnel. We focus on attracting, developing and retaining quality employees. We invest in extensive training in company values, leadership practices, sales techniques, customer service and account management, and management of branch operations. Over the past three years, we have developed a standardized sales methodology and focused extensively on developing the sales skills of our employees. We believe this helps better position us to take advantage of additional opportunities that should occur with an economic recovery.

We plan to operate with multiple blue-collar brands.

We plan to achieve a dominant market position in each of our blue-collar brands. We have achieved a dominant position with our general labor brand Labor Ready and that blueprint for success is being applied to Spartan Staffing, CLP Resources, PlaneTechs, and Centerline. We believe these brands can be expanded into a national presence with dominant market positions. We will also continue to invest in building effective and efficient support services that can be leveraged across brands to provide cost efficient support services to our operations.

Brand Operations

Labor Ready – On-Demand, General Labor Services.  Labor Ready provides on-demand general labor. Positions tend to be project-based and are filled quickly through a nationwide network of local community branches. Workers are paid at the end of every day. Positions may lead to permanent employment. At the end of 2009, the Labor Ready brand had an aggregate 627 branches in all 50 states, Puerto Rico, and Canada.

Spartan Staffing – Light Industrial Temporary Services.  Spartan Staffing places employees with specialized skills into manufacturing and logistics companies. Employees’ skills are carefully matched to jobs for a customized workforce solution. This enables our customers to obtain immediate value by placing a productive and skilled employee on the job site. Positions often have extended length and may lead to permanent employment. On-site management of personnel ensures full-service staffing on large accounts. Spartan Staffing was acquired in 2004 with 10 branches. In April 2008, we added 44 branches to our light industrial temporary services with the purchase of Personnel Management, Inc (“PMI”). PMI was integrated with Spartan Staffing effective in fiscal 2009. At the end of fiscal 2009, Spartan Staffing operated 52 branches.

CLP Resources (“CLP”) – Skilled Trades Services.  CLP provides skilled trades people to commercial, industrial and residential building contractors and building and plant maintenance. CLP verifies employee skills and matches them to specific customer needs. This enables our customers to obtain immediate value by placing a highly productive and skilled employee on the job site. The staffing assignments are project-based but typically last several weeks since the tradesperson is often needed for a substantial amount of the construction process. CLP was acquired in 2005 with 50 branches. In April 2007, we acquired 17 branches through the purchase of Skilled Services Corporation (“SSC”). SSC was integrated with CLP effective in fiscal 2008. At the end of fiscal 2009, CLP operated 59 branches.

PlaneTechs – Skilled Aviation Services.  PlaneTechs provides highly-skilled mechanics and technicians to the aviation maintenance, repair and overhaul, and aerospace manufacturing and assembly industries. We also provide mechanics to other transportation industries. In-depth screening verifies aviation certification and specialized skills. Centralized recruiting and dispatch provides efficient and cost-effective solutions for customers across the country. In December 2007, we purchased substantially all of the assets of PlaneTechs, LLC. PlaneTechs operates nationally out of one recruiting center in Oak Brook, IL.

Centerline Drivers (“Centerline”) – Professional Truck Drivers.  Centerline specializes in providing temporary and dedicated drivers to the transportation and distribution industries. In February 2008, we purchased substantially all of the assets of TLC Services Group, Inc. Effective January 4, 2010, we changed the name to Centerline Drivers, LLC. Centerline operates across multiple states out of 15 locations.

The following table reconciles the number of TrueBlue branches open at the end of each of the last three fiscal years:

	Labor Ready	Spartan Staffing	CLP Resources	Plane Techs(1)	Centerline	Total Branches
2006 Ending Branches	816	28	68	—	—	912
Branches acquired (2)	—	—	17	1	—	18
Branches opened	5	7	10	—	—	22
Branches closed	(47)	(3)	(8)	—	—	(58)

2007 Ending Branches	774	32	87	1	—	894
Branches acquired (2)	—	44	—	—	10	54
Branches opened	—	—	3	—	1	4
Branches closed	(77)	(12)	(13)	—	—	(102)

2008 Ending Branches	697	64	77	1	11	850
Branches opened	—	3	1	—	5	9
Branches closed	(70)	(15)	(19)	—	(1)	(105)

2009 Ending Branches	627	52	59	1	15	754

(1)	PlaneTechs operates nationally out of one centralized recruiting center.
(2)	Branches acquired in the table above includes branches added as a result of the following acquisitions:
•	In April 2007, we acquired all of the stock of SSC. SSC was integrated with CLP effective fiscal 2008. SSC operated 17 branches at the time of acquisition.
•	In December 2007, we purchased substantially all of the assets of PlaneTechs, LLC. PlaneTechs operates nationally out of one recruiting facility in Oak Brook, IL.
•	In February 2008, we purchased substantially all of the assets of TLC. TLC operated 10 branches at the time of acquisition. Effective January 4, 2010, we changed the name to Centerline Drivers, LLC.
•	In April 2008, we acquired all of the stock of PMI. PMI was integrated with Spartan Staffing effective fiscal 2009. PMI operated 44 branches at the time of acquisition.

Information about Business Segments

TrueBlue operations are one reportable segment. Our operations are all in the blue-collar staffing market of the temporary staffing industry and focus on supplying customers with temporary employees. All our brands have the following similar characteristics:

•	They provide blue-collar temporary labor services;
•	They serve customers who have a need for temporary staff to perform tasks which do not require a permanent employee;
•	They each build a temporary work force through recruiting, screening and hiring. Temporary workers are dispatched to customers where they work under the supervision of our customers; and

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

Operations

Branch operations are organized into geographic areas. Each area is under the supervision of a manager who oversees branch performance. Within a region, multi-unit managers supervise branch operations and meet regularly with branch managers to discuss new customers, customer satisfaction, temporary workforce recruitment and retention, and operating performance. Similar meetings are conducted at the corporate level with regional management.

Branches are generally open five days a week, with extended hours as required to meet customer needs. Branch locations are generally staffed with a branch manager and two or more additional employees that focus on customer sales and service, temporary worker recruiting, screening and placement. Branches follow standardized and detailed operating procedures.

We believe that one of the most critical factors determining the success of a branch is selecting, hiring and retaining an effective branch manager. Each branch manager has the responsibility for recruiting and retaining a quality temporary workforce and capturing and cultivating customer loyalty. Each branch manager manages the operations of the branch, which include the recruiting, dispatch and payment of temporary employees, meeting the needs of our customers with a guarantee of customer satisfaction, selling our services to new customers, as well as cost control through accident prevention, and compliance with the laws and regulations. We commit substantial resources to the training, development, and operational support of our branch managers and developing information systems to facilitate their efficiency and effectiveness.

Our Labor Ready and CLP brands own proprietary front-end software systems, and our Spartan Staffing and PlaneTechs brands have highly customized front-end software systems. These systems process all required work order, billing, collection and temporary worker payroll; together with other information and reporting systems necessary for the management of hundreds of thousands of temporary employees and operations in multiple locations. These custom systems reduce the administrative workload of our branch personnel allowing them to focus on servicing our customers and selling to new customers. In addition, these systems are compliant with the various regulatory jurisdictions we operate in.

Our Customers

The majority of our customers require temporary employees for peak production and service requirements and to temporarily replace absent full-time employees. Additionally, a growing number of our customers have increased the percentage of temporary workers in their workforce. This trend may continue as companies position themselves to address potential future economic downturns and lower the cost of temporary reductions to their workforce.

We derive our revenue from a large number of customers. During 2009, we served approximately 175,000 customers. Our ten largest customers accounted for approximately 21.3% of total revenue in 2009, up from 10.7% for 2008 and 4.0% for 2007. Sales to The Boeing Company and affiliates (“Boeing”) accounted for 13.4% of total revenue for 2009, 5.1% for 2008, and 0.3% for 2007. For 2008 and 2007, no single company accounted for more than 10% of total revenue.

Our Temporary Employees

During 2009, we put approximately 300,000 people to work. We recruit temporary employees daily so that we can be responsive to the planned as well as unplanned needs of the customers we serve. We attract our pool of temporary employees through advertising and word of mouth. We believe our focus on locating branches in areas convenient for our temporary employees is particularly important in attracting temporary employees. We consider our relations with temporary employees to be good.

Seasonality

Our business experiences seasonal fluctuation. Construction and landscaping businesses and, to a lesser degree, other customer businesses typically increase activity in spring, summer and early fall months and decrease activity in late fall and winter months. As a result, we generally experience an increase in temporary labor demand in the spring, summer and early fall months, and lower demand in the late fall and winter months when inclement weather can slow construction and landscaping activities.

Competition

The blue-collar staffing market is highly competitive with limited barriers to entry. We compete with several multi-national full-service companies, specialized temporary staffing companies, as well as local companies. The majority of temporary staffing companies serving the blue-collar staffing market are local operations with fewer than five branches. In most geographic areas, no single company has a dominant share of the market. One or more of these competitors may decide at any time to enter or expand their existing activities in the blue-collar staffing market and provide new and increased competition to us. While entry to the market has limited barriers, there are several factors that frequently limit widespread expansion of smaller competitors:

•	Lack of working capital to fund a cyclical business;
•	Lack of working capital to fund insurance programs for workers;
•	Lack of regional and/or national presence to service large customers;
•	Lack of information systems that can be leveraged by multiple branches; and
•	Lack of support services that can be leveraged by multiple brands.

We believe that the primary competitive factors in obtaining and retaining customers and providing superior customer service are:

•	The customer bill rates for temporary workers;
•	Attracting and retaining quality temporary workers;
•	Understanding and appropriately responding to customer service requirements and issues;
•	A commitment to compliance with applicable laws and regulations;
•	Deploying temporary employees on time and for the required duration; and
•	A national footprint, which allows servicing of regional and national customers.

Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. See Item 1A “Risk Factors” below of this Annual Report on Form 10-K.

Government Regulations

We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a number of federal, state and local laws and regulations regulating our industry. Some of the most important areas of regulation include the following:

•

Wage and hour regulation.  We are required to comply with applicable state and federal wage and hour laws. These laws require us to pay our employees a minimum wage and overtime at applicable rates. When our temporary employees are employed on public works projects we are generally required to pay prevailing wages and to comply with additional reporting obligations.

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

Patents and Trademarks

Our business is not presently dependent on any patents, licenses, franchises or concessions. “TrueBlue,” “Labor Ready,” “Spartan Staffing,” “CLP Resources,” “PlaneTechs,” “Centerline Drivers,” and certain other service marks are registered with the U.S. Patent and Trademark Office.

Fiscal Year End

Our fiscal year is based on a 52/53-week year ending on the last Friday in December. In fiscal years consisting of 53 weeks the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks. References to 2009, 2008 and 2007 relate to the 52-week fiscal years ending December 25, 2009, December 26, 2008 and December 28, 2007, respectively. Our 2010 fiscal year ending December 31, 2010, will include 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

Financial Information about Geographic Areas

The following table depicts our revenue derived from within the United States and that derived from international operations for the past three fiscal years (in millions). International operations include Canada in 2009 and Canada and the United Kingdom for all prior years. We sold the remaining 29 branches in the United Kingdom in 2008.

	2009		2008		2007
United States (including Puerto Rico)	$984.5	96.7%	$1,308.0	94.5%	$1,288.5	93.0%
International operations	$33.9	3.3%	$76.3	5.5%	$97.2	7.0%

Total revenue from services	$1,018.4	100.0%	$1,384.3	100.0%	$1,385.7	100.0%

The following table depicts our net property and equipment located in the United States and the net property and equipment located in international operations for the past three years (in millions).

	2009		2008		2007
United States (including Puerto Rico)	$60.3	99.8%	$61.2	99.5%	$43.6	97.2%
International operations	$0.1	0.2%	$0.3	0.5%	$1.3	2.8%

Total property and equipment, net	$60.4	100.0%	$61.5	100.0%	$44.9	100.0%

The international operations are dependent on shared information and communications equipment housed and maintained in the United States.

Number of Employees

As of February 5, 2010, we employed approximately 2,500 full-time and part-time employees in addition to our temporary employees.

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

The recession has negatively affected our customers and our business, and could continue to negatively affect our customers and materially adversely affect our results of operations and liquidity.

The recession is having a significant negative impact on businesses around the world. The full impact of this recession on our customers, especially our customers engaged in construction, cannot be predicted and may be quite severe. These and other economic factors, such as consumer demand, unemployment, inflation levels and the availability of credit have had and could continue to have a material adverse effect on demand for our services and on our financial condition and operating results. We sell our services to a large number of small and medium sized businesses and these businesses have been and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. If our customers cannot access credit to support increased demand for their product or if demand for their products declines, they will have less need for our services.

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

Competition for customers in the staffing markets we serve is intense, and if we are not able to effectively compete our financial results could be harmed and the price of our securities could decline.

The temporary staffing industry is highly competitive, with limited barriers to entry. Several large and medium sized full-service and specialized temporary staffing companies, as well as small local operations, compete with us in the staffing industry. Competition in the markets we serve is intense and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins is intense, and most of our customer contracts can be terminated by the customer on short notice without penalty. If we are not able to effectively compete in the staffing markets we serve, our operating margins and other financial results will be harmed and the price of our securities could decline.

A significant portion of our insurance coverage, including workers’ compensation, is provided by Chartis. If Chartis, or its insurance subsidiaries, were to experience further financial problems, it could harm our business, financial condition or results of operations.

Our workers’ compensation insurance policies are with various insurance subsidiaries of Chartis, formerly known as AIU Holdings, Inc., a subsidiary of American International Group, Inc. Chartis holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies. We also rely on Chartis to provide state-mandated statutory workers’ compensation coverage, employers’ liability coverage, auto coverage, and general liability coverage. While we have not experienced a loss of collateral with any of the prior insurance companies that have entered liquidation, if Chartis were to experience financial problems, our restricted cash deposits, letters of credit, and/or our workers’ compensation or other coverage at Chartis could be at risk. The loss of the cash deposits and letters of credit would have a material negative impact on our balance sheet and could require us to seek additional sources of capital to pay our accrued workers’ compensation claims. These additional sources of financing may not be available on commercially reasonable terms, or at all. The loss of our workers’ compensation coverage would prevent us from doing business in the majority of our markets.

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

The terms under which we post the collateral necessary to support our workers’ compensation obligations may change, which could reduce the capital we have available to support our operations.

We are required to maintain commitments such as cash and cash-backed instruments, irrevocable letters of credit, and/or surety bonds to secure repayment to our insurance companies (or in some instances, the state) of the deductible portion of all open workers’ compensation claims. We pledge cash or other assets in order to secure these commitments and there are a number of factors that cause the size of our collateral commitments to grow over time. As our business grows we expect that our workers’ compensation reserve and the collateral needed to support it will also grow. We sometimes face difficulties in recovering our collateral from insurers or other entities, particularly when they are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers and issuers of surety bonds and letters of credit could continue to increase. Alternatively, if our financial results deteriorate, our insurance carriers, insurance regulators, surety carriers, or letter of credit issuers may require additional collateral or capital, or we may see a shortening of the amount of time that the insurance carriers allow us to deposit collateral. Such a change in our collateral payment terms could impact our available cash, and our financial condition or operations could suffer. Our currently available sources of capital for these commitments are limited, and have been further limited by the current global liquidity shortage, and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms, or at all. Even if such sources of financing are available, they could result in a dilution of value to our existing shareholders.

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

Our workers’ compensation reserves include not only estimated expenses for claims within our self-insured limit but also estimated expenses related to claims in excess of the deductible limits (“excess claims”). We record a receivable for the insurance coverage on excess claims. We have also recorded a valuation allowance against the insurance receivables from Legion and Reliance to reflect our best estimates of amounts we may not realize as a result of the liquidations of those insurers. The outcome of those liquidations is inherently uncertain and we may realize significantly less than currently estimated, in which case an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

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

We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported. This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. We evaluate the reserve regularly throughout the year and make adjustments accordingly. If the actual costs of such claims and related expenses exceed the amounts estimated, or if the discount rates represent an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required. There are two main factors that impact workers’ compensation expense: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs and lost-time wage costs. Our accident prevention programs have reduced the number of claims. This has had a positive impact on the cost of workers’ compensation for the current year as well as our prior year reserves which assumed less improvement to accident rates. In the event that we are not able to make further improvements, the positive impacts to our workers’ compensation expense will diminish. Furthermore, our accident rates and cost per claim trends could worsen and cause increasing cost of workers’ compensation. We have also established reserves for contingent legal and regulatory liabilities, based on management’s estimates and judgments of the scope and likelihood of these liabilities. While we believe our judgments and estimates are adequate, if the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes. We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to incur additional charges.

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

We have a credit agreement with certain unaffiliated financial institutions (the “Revolving Credit Facility”) that expires in June 2012. The Revolving Credit Facility limits our ability to borrow (including issuances of letters-of-credit on our behalf) up to a certain percentage of certain assets. The Revolving Credit Facility also requires that we maintain certain levels of liquidity that if not met, require us to satisfy a fixed charge coverage ratio. Depletion of our cash position or reduction in our accounts receivable could limit our ability to borrow under the Revolving Credit Facility. Inability to borrow under the Revolving Credit Facility would adversely affect our operations. Additionally, the deterioration of our financial results would make it harder for us to comply with the fixed charge coverage ratio. In the past, we have negotiated amendments to similar covenants under our prior credit facility to ensure our continued compliance with their restrictions. We cannot be assured that our lenders would consent to such amendments on commercially reasonable terms in the future if we once again require such relief. Moreover, the Revolving Credit Facility differs from our prior facility in that it is asset based, and therefore if we trigger the implementation of the fixed charge coverage ratio and fail to meet it, the current group of lenders may be less likely to waive or amend the requirements. In the event that we do not comply with the fixed charge coverage ratio and the lenders do not waive such non-compliance, then we will be in default of the Revolving Credit Facility, which could subject us to default rates of interest and accelerate the maturity of the outstanding balances. Accordingly, if we default under the Revolving Credit Facility or if our ability to borrow is limited, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms, or at all.

A significant portion of our liquidity relies on a limited number of banking partners. If these banks fail we could face a shortage of liquidity, which could harm our business operations.

In the current economic climate, we cannot assure you that the lenders under the Revolving Credit Facility will remain able to support their commitments to us in the future. If these lenders fail we may not be able to secure alternative financing on commercially reasonable terms, or at all.

We have significant working capital requirements.

We require significant working capital in order to operate our business. We may experience periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the second and third quarter of the year. We invest significant cash into the opening and operations of new branches until they begin to generate revenue sufficient to cover their operating costs. We also pay our temporary employees before customers pay us for the services provided. As a result, we must maintain cash reserves to pay our temporary employees prior to receiving payment from our customers. Our collateral requirements for workers’ compensation may increase in future periods, which would decrease amounts available for working capital purposes. If our available cash balances and available credit line under our existing credit facility do not grow commensurate with the growth in our working capital requirements, or if our banking partners experience cash shortages or are unwilling to provide us with necessary cash, we could be required to explore alternative sources of financing to satisfy our liquidity needs.

We may have additional tax liabilities that exceed our estimates.

We are subject to taxes in the United States and foreign jurisdictions. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.

Our operations expose us to the risk of litigation, which could lead to significant potential liability and costs that could harm our business, financial condition or results of operations.

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

We incur significant costs to comply with complex federal, state, and local laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers’ compensation benefits, unemployment insurance, and immigration. In addition, from time to time, we are subject to audit by various governmental authorities to determine our compliance with a variety of these laws and regulations. We have in the past been found, and may in the future be found, to have violated such laws or regulations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. If we incur additional costs to comply with these laws and regulations or as a result of fines or other losses and we are not able to increase the rates we charge our customers to fully cover any such increase, our margins and operating results may be harmed.

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

We rely heavily on our branch managers for the success of a branch. Each branch manager has the responsibility for recruiting and retaining a quality temporary workforce and capturing and cultivating customer loyalty. Each branch manager manages the operations of the branch, which include the recruiting, dispatch and payment of temporary employees, meeting the needs of our customers with a guarantee of customer satisfaction, selling our services to new customers, as well as cost control through accident prevention, and compliance with applicable laws and regulations. We have historically experienced a high degree of turnover among our branch managers. As a result, we must continue to recruit a sufficient number of managers to staff new branches and to replace managers lost through attrition or termination. Our future growth and financial performance depend on our ability to hire, train and retain qualified managers from a limited pool of qualified candidates.

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

A significant portion of our revenue is derived from our operations in a limited number of states. Total revenue generated from operations in California, South Carolina, Washington, Texas and Florida, accounted for 48.6% of our overall revenue in 2009, 43.0% of our overall revenue in 2008 and 42.3% of our overall revenue in 2007. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors.

Our results of operations can be dependent on revenue with major customers, and the loss of or substantial decline in revenue to a top customer could have a material adverse effect on our revenues, profitability and liquidity.

We have experienced increased customer concentration resulting from the decline in our total revenues coupled with an increase in revenue associated with The Boeing Company and parties affiliated with certain Boeing directed projects. The revenues associated with The Boeing Company and affiliates accounted for 13.4% of our total revenue for fiscal year 2009. A substantial amount of this revenue could lapse in 2010, which could have a significant negative impact on our profitability if not replaced with equally profitable revenue. The loss of, or reduced demand for our services related to this or other top customers could have a material adverse effect on our business, financial condition and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a large portion of our accounts receivable may be from a small number of customers.

International operations will burden our resources and may fail to generate a substantial increase in revenue.

As of December 25, 2009, we had 37 branches outside the United States. Our international branch operations expose us to certain risks. These risks include those already discussed in connection with our domestic branch operations and also include risks related to fluctuations in the value of foreign currencies, the additional expense and risks inherent in operations in geographically and culturally diverse locations, being subject to complex foreign tax laws and regulations. If we are not able to effectively manage those risks, our financial results could be harmed.

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

A majority of our cash flow from operating activities is generated during the second and third quarters, which include the summer months. Unexpected events or developments such as natural disasters, manmade disasters and adverse economic conditions in our second and third quarter could have a material adverse effect on our operating cash flows.

The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease the building space at all of our branches except two branches in Florida which we own. Under the majority of these leases, both parties to the agreement have the right to terminate the lease on 90 days notice. A small percentage of leases provide for a minimum lease term in excess of one year. We own an office building in Tacoma, Washington, which serves as our headquarters. Management believes all of our facilities are currently suitable for their intended use.

Item 3.	LEGAL PROCEEDINGS

See discussion of Legal contingencies and developments in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 25, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI. The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange during the last two fiscal years:

	High	Low
December 25, 2009:
Fourth Quarter	$15.49	$11.69
Third Quarter	15.29	7.55
Second Quarter	10.29	7.60
First Quarter	10.47	5.95
December 26, 2008:
Fourth Quarter	$16.23	$5.57
Third Quarter	17.50	12.39
Second Quarter	14.65	12.00
First Quarter	15.00	11.01

Holders of the Corporation’s Capital Stock

We had approximately 1,030 shareholders of record as of February 5, 2010.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our lending facility, which may have the effect of restricting our ability to pay dividends.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock under our authorized share purchase program during 2009. Pursuant to our share purchase program, we purchased and retired 1.2 million shares of our common stock for a total of $16.0 million during 2008 and 7.6 million shares of our common stock for a total of $150.3 million during 2007. Any future common stock repurchases are subject to the covenants of our lending facility, which may have the effect of restricting our ability to repurchase common stock.

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 25, 2009.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
9/26/09 through 10/23/09	841	$14.59	—	$21.5 million
10/24/09 through 11/20/09	973	$12.86	—	$21.5 million
11/21/09 through 12/25/09	2,620	$13.42	—	$21.5 million

Total	4,434	$13.52	0

(1)	During the thirteen weeks ended December 25, 2009, we purchased 4,434 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.
(2)	Weighted average price paid per share does not include any adjustments for commissions.
(3)	Our Board of Directors authorized a $100 million share purchase program in April 2007 that does not have an expiration date. An additional $21.5 million may be purchased by us pursuant to this program. We did not purchase any shares of our common stock pursuant to this program during the fifty-two weeks ended December 25, 2009.

TrueBlue Stock Comparative Performance Graph

The following graph depicts our stock price performance from December 31, 2004 through December 25, 2009, relative to the performance of the S&P Midcap 400 Index, and a peer group of companies in the temporary staffing industry. All indices shown in the graph have been reset to a base of 100 as of December 31, 2004, and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among TrueBlue, Inc., the S&P Midcap 400 Index

and Selected Peer Group

(1)	The peer group includes Kelly Services, Inc., Manpower, Inc., Volt Information Sciences, Inc., Spherion Corp. and Adecco SA.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited Consolidated Financial Statements. The data should be read in conjunction with item 1A “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes included in Item 8 of this Annual Report on Form 10-K.

Summary Consolidated Financial and Operating Data

(in millions, except per share data and number of branches)

	2009	2008	2007	2006	2005
Statements of Operations Data:
Revenue from services	$1,018.4	$1,384.3	$1,385.7	$1,349.1	$1,236.1
Cost of services	727.4	971.8	943.6	915.8	844.4

Gross profit	291.0	412.5	442.1	433.3	391.7
Selling, general and administrative expenses	262.2	332.1	336.2	318.7	286.5
Goodwill and intangible asset impairment	—	61.0	—	—	—
Depreciation and amortization	17.0	16.8	12.2	10.3	9.6
Interest and other income, net	2.3	5.5	10.9	11.9	4.6

Income before tax expenses	14.1	8.1	104.6	116.2	100.2
Income tax expense	5.3	12.3	38.4	39.7	38.2

Net income (loss)	$8.8	$(4.2)	$66.2	$76.5	$62.0

Net income (loss) per diluted share	$0.20	$(0.10)	$1.44	$1.45	$1.18
Weighted average diluted shares outstanding	43.0	43.1	46.0	52.9	53.8

	At Fiscal Year End,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Working capital	$163.2	$147.5	$115.0	$238.4	$218.6
Total assets	518.1	519.7	545.2	592.3	572.1
Long-term liabilities	147.9	154.2	146.9	138.4	123.5
Total liabilities	$232.7	$249.5	$261.4	$239.8	$223.5

Branches open at period end	754	850	894	912	887

The operating results reported above include the results of acquisitions subsequent to their respective purchase dates:

•	In May 2005, we acquired 100% of the common stock of CLP Holdings Corp;
•	In April 2007, we acquired 100% of the common stock of Skilled Services Corporation and in December 2007, we acquired substantially all of the assets of PlaneTechs, LLC;
•	In February 2008, we acquired substantially all of the assets of TLC Services Group, Inc. and in April 2008, we acquired 100% of the common stock of Personnel Management, Inc.

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. Our MD&A is presented in six sections:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Contractual Obligations and Commitments
•	Summary of Critical Accounting Policies and Estimates
•	New Accounting Standards

OVERVIEW

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a provider of temporary blue-collar staffing. The temporary staffing industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization. We operate within the blue-collar staffing market of the temporary staffing industry. In 2009, we connected approximately 300,000 people to work through the following blue-collar staffing brands:

•	Labor Ready for general labor;
•	Spartan Staffing for light industrial services;
•	CLP Resources for skilled trades;
•	PlaneTechs for aviation and diesel mechanics and technicians; and
•	Centerline, formerly Transportation Logistics Company, for dedicated and temporary drivers.

Headquartered in Tacoma, Washington, we serve approximately 175,000 businesses primarily in the services, construction, transportation, manufacturing, retail, and wholesale industries.

We continue to face a challenging economic climate with customer spending being negatively impacted by the global recession as well as an increasingly competitive landscape. We experienced a significant decrease in demand for blue-collar staffing during 2009. The recession began in 2008 and continued throughout 2009. Excluding the impact of acquisitions, we experienced revenue declines of 26.4% in 2009 and 15.7% in 2008. We began in 2008 to scale our cost structure to meet the declining demand for our services. Those efforts continued throughout 2009 and helped to ensure our continued profitability. We believe the following actions have put us in a strong position to face the on-going challenges of the current economic climate and increase profitability when the economic conditions improve.

•

During 2009, we closed 105 branches. During 2008, we closed 73 branches and sold the remaining 29 branches in the United Kingdom for a total reduction of 102 branches. Primary factors influencing which branches we closed included financial performance, ability to consolidate with another branch, tenure and quality of branch management, and long-term potential of the location.

•

We reduced selling, general and administrative expenses in 2009 by $70 million in comparison with 2008. This resulted from a reduction in branch locations, field management personnel, corporate support services and various program expenses.

•

On June 22, 2009, we entered into a credit agreement with Wells Fargo Foothill, LLC and Bank of America, N.A. for a secured revolving credit facility of up to a maximum of $80 million. The revolving credit facility, which expires June 2012, replaces our previous $80 million revolving credit facility with Wells Fargo Bank, N.A. and Bank of America, N.A., which was set to expire in April of 2011. Borrowing availability is principally based on accounts receivable and the value of the company’s corporate building whereas borrowing availability under the previous facility was based on EBITDA. We believe the new credit facility provides more borrowing availability during challenging economic conditions in comparison with the previous credit facility.

•

On July 22, 2009, we filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission that allows us to sell various securities in amounts and prices determined at the time of sale. The filing enables us to access capital efficiently and quickly if needed; however, we have no current plans to make an offering.

•

On July 1, 2009, we negotiated the return of $39.2 million of collateral from our primary workers’ compensation insurance carrier. The collateral return came in the form of a $30.6 million reduction in letters of credit issued to the carrier that was completed in September 2009, and an $8.6 million credit to be applied against future restricted cash deposits for the new 2009/2010 policy year. As of December 25, 2009, $5.3 million of credits had been applied against restricted cash deposits.

The actions above enabled us to generate positive cash flows, maintain a strong balance sheet, improve our liquidity, and overall financial flexibility. We also made significant investments in technology, which we believe will improve our branch operations.

The U.S. economy remains weak and as a result we continue to experience pressure on the demand for blue-collar staffing, which continues to negatively impact our performance. We experienced some improvements towards the end of 2009. However, we believe the markets we serve will continue to experience pressure and that customers will continue to be sensitive to bill rate increases until the overall economy has returned to sustained growth. We have no current plans to open any new branches and will continue to analyze branch performance and scale operations as needed in response to the recovering economy. We will continue to focus on providing exceptional service to our customers while balancing the need for aggressive cost management and maintaining a strong balance sheet.

RESULTS OF OPERATIONS

The following table presents the Consolidated Statements of Operations as a percent of revenue (except effective income tax rate and per share amounts):

	2009		2008		2007
Revenue from services	100.0%		100.0%		100.0%
Cost of services	71.4%		70.2%		68.1%

Gross profit	28.6%		29.8%		31.9%
Selling, general and administrative expenses	25.7%		24.0%		24.3%
Goodwill and intangible asset impairment	—		4.4%		—
Depreciation and amortization	1.7%		1.2%		0.8%

Income from operations	1.2%		0.2%		6.8%
Interest expense	(0.1%	)	(0.1%	)	(0.1%	)
Interest and other income	0.3%		0.5%		0.9%

Interest and other income, net	0.2%		0.4%		0.8%

Income before tax expenses	1.4%		0.6%		7.6%
Income tax expense	0.5%		0.9%		2.8%

Net income (loss)	0.9%		(0.3%	)	4.8%

Effective income tax rate	37.8%		151.0%		36.7%

Net income (loss) per diluted share	$0.20		$(0.10)		$1.44

Revenue from services

Revenue from services for each of the past three years is as follows (in millions):

	2009	2008	2007
Revenue from services	$1,018.4	$1,384.3	$1,385.7

Revenue for 2009 decreased 26.4% compared to 2008. This decline was largely related to lower usage of our services as customers reduced their workforces in response to the economic challenges of 2009. The revenue decline was also partially influenced by our decision to close certain branches. During 2009, we closed 105 branches. The primary factors in determining which branches to close have been financial performance, ability to consolidate with another branch, tenure and quality of branch management, and long-term potential of the location.

Revenue for 2008 decreased 0.1% compared to 2007. The revenue decline for the year consisted of a 15.7% decrease in organic revenue offset by 15.6% growth from acquisitions completed within the last 12 months ended fiscal 2008. Like 2009, the decline in organic revenue for 2008 was related to our customers reducing their workforces in response to a slowing economy. We experienced additional momentum in the rate of revenue decline as we entered the third quarter of 2008 due to additional uncertainty in the credit and capital markets. In response to the drop in our organic revenue, we closed 73 branches and sold the remaining 29 branches in the United Kingdom for a total reduction of 102 branches.

The change in revenue for 2009 compared to 2008 and 2008 compared to 2007 is made up of the following components:

	2009		2008		2007
Major Revenue Trends:
Organic revenue growth (decline)	(27.8%	)	(15.7%	)	0.0%
Acquisitions within last 12 months	1.4%		15.6%		2.7%

Total revenue growth (decline)	(26.4%	)	(0.1%	)	2.7%

Organic Revenue Trends (1):
Same branch (2)	(21.5%	)	(13.4%	)	(0.2%	)
New branches (3)	0.2%		0.8%		1.3%
Closed branches	(7.7%	)	(3.0%	)	(1.7%	)
Currency and other	(0.4%	)	(0.1%	)	0.6%

(1)	Percentages for organic revenue components do not sum to total organic revenue growth as same branch growth is determined off a revenue base of branches open for 12 or more months, whereas other organic revenue growth components are measured off a total revenue base.
(2)	Same branch revenue is defined as those branches opened 12 months or longer.
(3)	New branches are defined as those branches opened less than 12 months.

Revenue from our international operations for 2009 was approximately 3.3% of our total revenue compared to 5.5% and 7.0%, respectively, for 2008 and 2007. The decline in 2009 resulted from a decline in organic revenue in Canada and the sale of the remaining 29 branches in the United Kingdom in December 2008.

Our quarterly same branch revenue trends in comparison with the same period in prior years are as follows:

	Same Branch Growth/(Decline)
	2009		2008		2007
First Quarter	(32.8%	)	(1.6%	)	(3.1%	)
Second Quarter	(27.4%	)	(10.5%	)	0.7%
Third Quarter	(18.8%	)	(14.7%	)	1.2%
Fourth Quarter	(6.2%	)	(24.5%	)	(0.2%	)
October	(15.1%	)	(19.8%	)	0.7%
November	(6.6%	)	(24.6%	)	0.6%
December	5.1%		(29.0%	)	(0.4%	)

The improvement in the rate of decline of our year-over-year quarterly same branch revenue trends for 2009 was due primarily to revenue stabilizing during the year and additional work associated with The Boeing Company and affiliates. Excluding the growth impact associated with The Boeing Company and affiliates, the same branch revenue decline for each quarter during 2009 would have been 32.9%, 32.4%, 26.4% and 16.3%, respectively.

Gross profit

Gross profit for each of the past three fiscal years is as follows (in millions):

	2009	2008	2007
Gross profit	$291.0	$412.5	$442.1
Gross profit as a % of revenue	28.6%	29.8%	31.9%

The decline in gross profit as a percentage of revenue for 2009 as compared to 2008 is primarily due to pricing pressures, increased statutory minimum wages, and revenue mix. The pricing pressure is due to increased competition. Our customers are requesting bill rate decreases and new customers are also requesting lower bill rates, in comparison with historical bill rates. Statutory minimum wages paid to our temporary workers has increased in 43 states as well as in Canada. While we have increased the bill rates to our customers for pay increases, we have not fully passed through the amount of our standard markup due to our customers’ increased level of price sensitivity related to slower economic conditions.

The impact on gross profit from revenue mix is related to several factors. First, certain brands with a lower gross profit as a percentage of revenue have become a larger portion of our business during the recession. Second, our mix of blue-collar staffing business has adapted to take advantage of opportunities in the marketplace by pursuing business with larger customers that typically carries lower gross margins. In our opinion, larger customers have fared better during the recession in comparison with smaller customers and have presented more overall revenue opportunities. Third, our construction-related revenue mix, which has generally been more profitable, has become a smaller percentage of our total revenue in comparison with the prior year.

Pricing pressure on gross profit as a percentage of revenue was partially offset by the improvement in workers’ compensation. Workers’ compensation costs for 2009 were approximately 3.1% of revenue compared to 4.1% of revenue for 2008. The improvement in workers’ compensation expense is due to the acquisition of businesses that have lower workers’ compensation costs than our core business and the continued success of our accident prevention and risk management programs that have been implemented over several years. We continued to experience positive trends in our accident rates and management of prior year claims.

The decline in gross profit as a percentage of revenue for 2008 as compared to 2007 is primarily due to increases in wages paid to temporary workers. There were 48 state minimum wage increases during 2008 as well as minimum wage increases in our international operations. While we increased the bill rates to our customers for these pay increases, we did not fully pass through our standard markup due to an increased level of price sensitivity with our customers associated with slower economic conditions. Also, our construction-related revenue mix, which has generally been more profitable, has become a smaller percentage of our total revenue in comparison with the prior year, which reduced our overall gross margin. Workers’ compensation costs as a percentage of revenue for 2008 were approximately 4.1% compared to 4.7% for 2007, which helped offset the negative impact from minimum wage increases and the drop in construction-related revenue. The improvement in workers’ compensation expense was due primarily to the continued success of our accident prevention and risk management programs that have been implemented over several years.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for each of the past three fiscal years are as follows (in millions):

	2009	2008	2007
Selling, general and administrative expenses	$262.2	$332.1	$336.2
Percentage of revenue	25.7%	24.0%	24.3%

We reduced selling, general and administrative expenses in 2009 by $70 million in comparison with 2008. Commencing in 2008, we have taken aggressive cost management actions across the organization. We closed 105 branches in 2009 and 102 branches in 2008. Further, we have consolidated branch management, field management, substantially all back office support activities, and reduced various program expenses. SG&A expense dollars declined by 21.1% compared to 2008 but increased as a percent of revenue, due to the fixed cost nature of certain SG&A costs. Our cost management actions position us well to harness the strong operating leverage of our business model as the economy recovers.

The decrease in SG&A expense as a percent of revenue during 2008 compared to 2007 was largely attributed to the impact of acquisitions and cost control measures offset by a decline in organic revenue. SG&A expense as a percentage of revenue for acquired companies was lower than that of our existing business, creating a decrease in the overall blended SG&A expense as a percentage of revenue.

Goodwill and Intangible Asset Impairment

We test goodwill and indefinite-lived intangible assets for impairment annually as of the first day of the fourth fiscal quarter and whenever events or circumstances arise that indicate an impairment may exist such as a significant adverse change in the business climate. Our 2009 assessment indicated that the estimated fair values of each reporting unit exceeded their respective carrying values and, therefore goodwill was not impaired.

In the fourth quarter of 2008, we experienced a significant decline in our stock price. As a result of this decline, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected, in part, the economic climate at the time, as well as expected continued weakness in pricing and demand for our temporary staffing services. As a result of our 2008 assessment, we concluded that the carrying amounts of goodwill and indefinite-lived intangible assets for the CLP (which includes SSC), Spartan Staffing (which includes PMI) and Centerline reporting units exceeded their implied fair values and we recorded non-cash impairment losses of $61.0 million, which was reflected on our Consolidated Statements of Operations for the fiscal year ended December 26, 2008. Our assessment of goodwill and indefinite-lived intangible assets impairment indicated that as of December 26, 2008, the fair value of each of the Labor Ready and PlaneTechs reporting units exceeded its carrying value and therefore goodwill was not impaired.

Depreciation, interest and income taxes

Depreciation, interest and other income, and income tax expenses for each of the past three fiscal years are as follows (in millions):

	2009	2008	2007
Depreciation and amortization	$17.0	$16.8	$12.2
Interest and other income, net	$2.3	$5.5	$11.0
Effective income tax rate	37.8%	151.0%	36.7%

Depreciation and amortization expense.  Depreciation increased for fiscal 2009 as compared to 2008 by $4.1 million resulting primarily from investments in technology to improve branch and branch support efficiencies. The increase was largely offset by $3.8 million of decreased amortization of intangible assets as a result of their impairment in fiscal 2008. The increased depreciation and amortization for 2008 as compared to 2007 is primarily due to amortization of intangibles resulting from our acquisitions over the past 5 years. Amortization of acquired intangibles is $3.2 million, $7.0 million and $3.1 million for 2009, 2008 and 2007, respectively.

Interest and other income, net.  Net interest income has declined over the past three years due to a continued decline in investment yields on our restricted and unrestricted cash.

Income taxes.  Our effective income tax rate was 37.8% in 2009, as compared to 151.0% in 2008 and 36.7% in 2007. Excluding the non-deductibility of our $61.0 million impairment of goodwill and intangible assets in 2008, our effective income tax rate in 2008 would have been 34.7%. The principal difference between the statutory federal income tax rate of 35.0% and our 2009 effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses. The increase in the effective income tax rate in 2009 compared to 2008, excluding the non-deductible impairment charge, was primarily due to the favorable resolution of certain state income tax matters during 2008. The decrease in the effective income tax rate in 2008 compared to 2007, excluding the non-deductible impairment charge, was primarily due to the same favorable resolution of certain state income tax matters during 2008.

Results of Operations Future Outlook

We have faced significant economic challenges during the past two years, which have negatively impacted our operating results. We have made many adjustments to adapt to these challenges and believe that we enter 2010 at a new baseline for the ongoing execution of our operating strategies. Since the economy does remain weak, our intent is to proceed cautiously as the economic recovery unfolds. The following highlights represent our expectations in regard to operating trends for the coming year. These expectations are subject to revision as our business changes with the overall economy:

•

We do not expect significant fluctuations to our top line revenue compared to 2009. However we do believe that the significant revenue declines of the recession are abating and that the staffing industry has the potential to return to growth in 2010.

•	We expect our gross profit as a percentage of revenue to be pressured by cost control efforts of our customers and increases in state unemployment taxes.
•

SG&A expenses are not expected to fluctuate significantly from the 2009 level. A large portion of our SG&A expense represents fixed costs, which is now properly sized to match our company’s needs coming out of the recent economic challenges. However, we remain committed to seeking additional efficiencies in how we run our business and believe our business is well positioned to produce strong incremental profit associated with an increase in same branch revenue due to the operating leverage in our business.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, seasonal sales patterns and profit margins. Over the past three fiscal years, cash from operations provided approximately $224.7 million.

Cash flows from operating activities

Our cash flows provided by operating activities for each of the past three fiscal years were as follows (in millions):

	2009	2008	2007
Net income (loss)	$8.8	$(4.2)	$66.2
Goodwill and intangible asset impairment	—	61.0	—
Depreciation and amortization	17.0	16.8	12.2
Provision for doubtful accounts	14.5	13.2	13.4
Stock-based compensation	7.1	7.7	7.0
Deferred income taxes	2.8	3.0	(8.7)
Other operating activities	1.1	(0.3)	(1.0)

Changes in operating assets and liabilities, exclusive of businesses acquired:
Accounts receivable	(14.8)	32.8	(14.4)
Income taxes	13.4	(25.2)	12.4
Workers’ compensation	(14.1)	1.7	5.8
Accounts payable and accrued expenses	(2.6)	(14.1)	(2.4)
Other	0.4	—	8.1

Net cash provided by operating activities	$33.6	$92.4	$98.7

•

Net income for 2009 was $8.8 million as compared to a net loss for 2008 of $4.2 million. Results for 2008 include a goodwill and intangible asset impairment charge of $61.0 million related to the company’s acquisitions over the past five years. Excluding this impairment charge, net income would have been $45.2 million. The charge is largely a result of the adverse impact on expected future cash flows related to the global recession. The charge did not impact the company’s cash, liquidity, or compliance with banking covenants. The decline in net income in 2008 and 2009 is due to the recession.

•

Depreciation increased for 2009 as compared to 2008 by $4.1 million resulting primarily from investments in technology to improve branch and branch support efficiencies. The increase was largely offset by $3.8 million of decreased amortization of intangible assets as a result of their impairment in fiscal 2008. The increased depreciation and amortization for 2008 as compared to 2007 is primarily due to amortization of intangibles resulting from our acquisitions over the past five years. Amortization of acquired intangibles is $3.2 million, $7.0 million and $3.1 million for 2009, 2008 and 2007, respectively.

•

Changes in accounts receivable when combined with the provision for doubtful accounts for 2009 compared to 2008 remained relatively unchanged. Accounts receivable decreased in 2008 as compared to 2007 primarily due to the economic recession and the resulting declines in sales and accounts receivable.

•	Changes in accounts payable and accrued expenses during 2009 are primarily due to cost control measures and our response to the economic recession.
•

Generally, our workers’ compensation reserve for estimated claims increases as we increase temporary labor services provided. Such was the case for fiscal 2007 and 2008 as compared to their respective prior years. During 2009, the estimated claims decreased as we decreased temporary services provided due to the recession.

•

The change in income taxes during 2009 is primarily due to tax refunds claimed in 2008 and received in 2009. The change in income tax receivable during 2008 is primarily due to current tax deductions for internally developed software and a corresponding claim for a refund of estimated tax payments, as well as overpayment of taxes in 2007.

Cash flows from investing activities

Our cash flows used in investing activities for each of the past three fiscal years were as follows (in millions):

	2009	2008	2007
Capital expenditures	$(13.1)	$(26.1)	$(21.0)
Purchases of marketable securities	—	(27.2)	(191.0)
Maturities of marketable securities	—	38.1	271.6
Acquisitions of businesses, net of cash acquired	—	(22.4)	(76.9)
Change in restricted cash	(3.7)	12.2	11.2
Other	0.1	—	(0.2)

Net cash used in investing activities	$(16.7)	$(25.4)	$(6.3)

•

Capital expenditures in 2009, 2008 and 2007 were primarily due to significant investments made to upgrade our proprietary information systems. These upgrades are substantially complete and we anticipate that total capital expenditures will decline to approximately $8 million in 2010.

•

We held no marketable securities as of year end December 26, 2008 and made no investments in marketable securities for the fifty-two weeks ended December 25, 2009. We had net maturities of marketable securities in 2008 and 2007. Net maturities of marketable securities were higher in 2007 than 2008 as funds that would have been used to purchase additional marketable securities were used to fund share purchases and the acquisitions of SSC, PlaneTechs, TLC, and PMI.

•

Acquisitions of businesses, net of cash acquired, included the purchase of several entities. In March 2008, we purchased substantially all of the assets of TLC, a skilled truck-driver staffing provider, for $5.4 million. In April 2008, we purchased PMI, an industrial staffing provider, for $17.0 million. In April 2007, we purchased SSC, a skilled construction trades staffing provider, for $26.3 million. In December 2007, we purchased substantially all of the assets of PlaneTechs, a leading provider of aircraft maintenance staffing, for $50.5 million.

•

We are required by our insurance carriers to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, letters of credit, or surety bonds. Total collateral decreased for 2009. However, the mix of restricted cash and letters of credit changed resulting in an increase to restricted cash and a decrease to letters of credit. The change in restricted cash during 2008 and 2007 is primarily due to a decrease in the collateral requirements for our workers’ compensation program over the prior year.

Cash flows from financing activities

Our cash flows used in financing activities for each of the past three fiscal years were as follows (in millions):

	2009	2008	2007
Purchases and retirement of common stock	—	$(16.0)	$(150.3)
Net proceeds from sale of stock through options and employee benefit plans	1.1	3.5	5.7
Shares withheld for taxes upon vesting of restricted stock	(0.9)	(1.0)	(1.0)
Payments on debt	(0.4)	(0.3)	(0.9)
Other	(1.0)	(0.2)	1.4

Net cash used in financing activities	$(1.2)	$(14.0)	$(145.1)

•	We purchased and retired 1.2 million and 7.6 million shares of our common stock in 2008 and 2007, respectively.

Future outlook

We have been successful in maintaining a strong balance sheet and preserving access to capital. While we acknowledge that the past and potential future challenges of the economic downturn are not yet behind us, we believe we are well positioned to mitigate potential future pressure on operating cash flows. Listed below are our current means to mitigate negative operating cash flow in the event it occurs:

•	We have a Cash and cash equivalents balance of $124.4 million as of December 25, 2009.
•

On June 22, 2009, we replaced our credit facility with a secured revolving credit facility of up to a maximum of $80 million. Our borrowing availability is principally based on accounts receivable and the value of the company’s corporate building whereas borrowing availability under the previous facility was based on EBITDA. We believe the new credit facility provides more borrowing availability during challenging economic conditions in comparison with the previous credit facility. We have $66 million of borrowing available under our existing credit facility as of December 25, 2009.

•

The majority of our workers’ compensation payments are made from restricted cash versus cash from operations. At December 25, 2009, approximately two-thirds of our workers’ compensation reserve is covered by restricted cash.

•

On July 22, 2009, we filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission, which allows us to sell various securities in amounts and prices determined at the time of sale. The filing enables us to access capital efficiently and quickly if needed pending current market conditions.

•	Until we see sustained improvement in year–over-year trends, we will continue to aggressively control costs, limit new branch openings and tightly control capital expenditures.
•

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months. However, should economic conditions further deteriorate, our financial results would be adversely impacted and we may need to seek additional sources of capital. These additional sources of financing may not be available, or may not be available on commercially reasonable terms.

Capital resources

On June 22, 2009, we entered into a Credit Agreement with Wells Fargo Foothill, LLC and Bank of America, N.A., for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires in June 2012, replaced our previous $80 million revolving credit facility with Wells Fargo Bank, N.A. and Bank of America, N.A., which was set to expire in April of 2011 (the “Old Revolving Facility”). As of December 25, 2009, the maximum $80 million was available under the Revolving Credit Facility and $14.0 million of letters of credit have been issued against the facility, leaving an unused portion of $66.0 million.

The maximum amount we can borrow under the Revolving Credit Facility of $80 million, is subject to certain borrowing limits. We are limited to:

•

85% of the amount of our eligible accounts receivable. Eligible accounts receivable include all accounts receivable less items such as invoices aged over ninety days, cross-aged receivables, and other items;

•	Plus 60% of the liquidation value of our Tacoma headquarters office building not to exceed $12 million;
•	Less a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle; and
•	Less other reserves if deemed applicable.

Under the terms of the Revolving Credit Facility, we pay interest and fees on:

•	Loans set, at our option, at either LIBOR or Prime Rate, each subject to a minimum, plus a margin of 3.0%;
•	Outstanding letters-of-credit priced at the margin in effect for LIBOR loans plus a fronting fee of 0.125%; and
•	The unused portion of the Revolving Credit Facility at an annual rate of 0.375%.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The liquidity level is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at December 25, 2009 was $66 million and the amount of cash and cash equivalents under control agreements was $124.4 million for a total of $190.4 million, which was well in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

The Revolving Credit Facility limits the amount of our common stock we can purchase to $10 million during any twelve month period and the aggregate of cash dividends we pay can not exceed $5 million at any time, unless we obtain consent from our lenders to increase these amounts.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

We have agreements with certain financial institutions that allow us to restrict cash for the purpose of providing cash-backed instruments to our insurance carriers to satisfy workers’ compensation collateral needs. These instruments include cash-backed letters of credit, cash-backed bonds, cash held in trusts, as well as cash deposits held by our insurance carriers. At December 25, 2009, we had restricted cash held primarily by our insurance carriers totaling $124.0 million. The majority of our collateral is held by Chartis, formerly known as AIU Holdings, Inc., a subsidiary of American International Group, Inc.

Included in cash and cash equivalents at December 25, 2009 and December 26, 2008 is cash held within branch cash dispensing machines (“CDMs”) for payment of temporary payrolls in the amount of $8.9 million and $15.0 million, respectively.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months. However, should economic conditions further deteriorate, our financial results would be adversely impacted and we may need to seek additional sources of capital. These additional sources of financing may not be available, or may not be available on commercially reasonable terms.

Workers’ compensation collateral and claims reserves

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $189.5 million at December 25, 2009.

The following table provides an analysis of changes in our workers’ compensation claims reserves (in millions).

	2009	2008	2007
Beginning balance	$203.6	$197.4	$189.4
Self-insurance reserve expenses related to current year, net	40.6	45.9	64.0
Payments related to current year claims	(8.2)	(11.4)	(11.6)
Payments related to claims from prior years	(31.8)	(15.9)	(30.9)
Changes to prior years’ self-insurance reserve, net	(23.0)	(21.0)	(19.5)
Amortization of prior years’ discount	7.4	2.1	1.1
Net change in excess claims reserve	0.9	1.9	2.7
Liability assumed from acquired businesses, net	—	4.6	2.2

Ending balance	189.5	203.6	197.4
Less current portion	44.8	51.4	52.4

Long-term portion	$144.7	$152.2	$145.0

Self-insurance expenses related to current year, net of discount.  The estimated claims are expensed as incurred. Expenses related to the current year, net of discount, were $40.6 million for 2009, $45.9 million for 2008 and $64.0 million for 2007. Our self-insurance reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Reserves are estimated for both claims incurred in the current year, as well as claims incurred during prior years. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuary and appropriate discount rates. Factors considered by our independent actuary include, among other things:

•	Changes in medical and time loss (“indemnity”) costs;
•	Mix changes between medical only and indemnity claims;
•	Regulatory and legislative developments that have increased benefits and settlement requirements;
•	Mix changes among brands or types of work within a brand;
•	The impact of safety initiatives implemented; and
•	Positive or adverse development of claim reserves.

The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. However, we have full liability for all remaining payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004. Prior to 2001, we were insured by various carriers who are insolvent and for which we are substantially reserved against any claims above the self-insurance limit.

Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 25, 2009 our reserves are discounted at rates ranging from 3.78% to 6.49%.

Claim payments.  Payments are made against claims for the current year as well as all prior years for which claims remain open. The claim payments are made over a weighted average period of approximately 6.0 years.

Changes to prior years’ self-insurance reserve, net of discount.  Changes in reserve estimates are reflected in the income statement in the period when the changes in estimates are made. Changes related to prior years reserves (net of discount) resulted in decreases in our reserves of $23.0 million, $21.0 million, and $19.5 million for 2009, 2008 and 2007, respectively.

Amortization of prior years’ discount.  Changes to the estimated weighted average lives and corresponding discount rates for actual payments made are reflected in the income statement in the period when the changes in estimates are made. Increases related to prior years resulted in increases in our reserves of $7.4 million, $2.1 million and $1.1 million for 2009, 2008 and 2007, respectively.

Net change in excess claims reserve.  Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount the liability and corresponding receivable to their respective estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized from insurance companies that are insolvent. Increases to the estimated valuation allowance resulted in increases in our reserves of $0.9 million, $1.9 million and $2.7 million for the fiscal years ended 2009, 2008 and 2007 respectively. These increases are recorded in the income statement in the period in which the changes are made.

Liabilities assumed from acquired businesses, net of discount.  We assumed the workers’ compensation reserve related to our acquisitions of Skilled Services Corporation and PlaneTechs, LLC in 2007 and Personnel Management, Inc. in 2008.

Workers’ compensation insurance policies

While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits. Our workers’ compensation insurance policies are renewed annually. We had coverage with Chartis for occurrences during the period from July 2008 to July 2009 and renewed our coverage with Chartis effective July 2009 to July 2010. We are also self-insured with certain state workers’ compensation programs, which are typically renewed on an annual basis.

Workers’ compensation collateral

Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, letters of credit, and/or surety bonds. On a regular basis these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral obligations will continue to grow. We pay our premiums and deposit our collateral in installments. Should our financial results deteriorate, these entities may require additional collateral, or we may see a shortening of the amount of time that we are allowed to pay our premiums and deposit collateral. In addition, our surety bonds issuers could require more cash to back the outstanding surety bonds. Chartis holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	December 25, 2009	December 26, 2008
Ending workers’ compensation reserve	$189.5	$203.6
Add back discount on reserves (1)	33.5	44.7
Less portion of workers’ compensation not requiring collateral (2)	(39.8)	(35.6)
Less discounted reserves for claims above our deductible (3)	(32.4)	(27.0)

Total Collateral Commitments	$150.8	$185.7

(1)	Our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.
(2)	Collateral posted with the current insurance carrier and various state entities in comparison to the estimated balance of unpaid claims.
(3)	Our workers’ compensation reserves include not only estimated expenses for claims within our self-insured limit but also estimated expenses related to claims above our deductible limits.

At December 25, 2009 and December 26, 2008 our total collateral commitments were made up of the following components (in millions):

	December 25, 2009	December 26, 2008
Cash collateral held by insurance carriers	$112.3	$109.1
Letters of credit (1)	20.6	59.5
Surety bonds (2)	17.9	17.1

Total Collateral Commitments	$150.8	$185.7

(1)	We had $6.6 million of restricted cash collateralizing our letters of credit at both December 25, 2009 and December 26, 2008.
(2)	We had $3.8 million of restricted cash collateralizing our surety bonds at both December 25, 2009 and December 26, 2008.

We typically earn interest income on the cash collateral held by insurance carriers. We have agreements with certain financial institutions to issue letters of credit on our behalf under the Revolving Credit Facility. Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during 2009.

The following table provides a summary of our contractual obligations as of the end of fiscal 2009:

	Payments Due by Period (in millions)
Contractual Obligations	Total	2010	2011 through 2012	2013 through 2014	2015 and later
Capital lease obligations (1)	$0.7	$0.4	$0.3	—	—
Operating leases (2)	12.7	4.7	6.2	1.5	0.3
Purchase obligations (3)	8.1	5.9	2.2	—	—
Other obligations (4)	1.8	—	—	—	1.8

Total Contractual Cash Obligations	$23.3	$11.0	$8.7	$1.5	$2.1

(1)	Primarily payments on communication equipment.
(2)	Excludes all payments related to branch leases cancelable within 90 days.
(3)	Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty.
(4)	Liability for unrecognized tax benefits.

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

Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Workers’ compensation reserves

We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates are impacted by claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns on “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected in the period when the changes in estimates are made.

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”) and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount the liability and its corresponding receivable to their respective estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.

There are two main factors that impact workers’ compensation expense: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs and lost-time wage costs. A 10% change in the number of claims or cost per claim would impact workers’ compensation expense by approximately $4.0 million. We have not had significant changes in our assumptions used in calculating our reserve balance. However, our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.

Stock-based Compensation

We account for stock-based compensation in accordance with fair value recognition provisions, under which we use the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions could materially affect the estimate of fair value of stock-based compensation; however, based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, management believes the effect on the expense recognized for fiscal 2009 would not have been material.

Allowance for doubtful accounts

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

Goodwill and intangible assets

We test goodwill and indefinite-lived intangible assets for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate. Our annual impairment test is performed as of the first day of the fourth fiscal quarter. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of each reporting unit is compared to the carrying value of the net assets assigned to the unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of all of our tangible and intangible assets and liabilities. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining our reporting units, the fair value of a reporting unit, the fair value of assets and liabilities within a reporting unit, and when to test for impairment requires judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, judgments and assumptions are required to allocate assets and liabilities to reporting units.

We test our intangible assets with a finite life for impairment whenever events and circumstances indicate the carrying value may not be recoverable. We measure the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which are based on projected undiscounted future net cash flows. Estimating fair values involves significant assumptions, especially regarding future sales prices, sales volumes, and costs.

Reserves for contingent legal and regulatory liabilities

From time to time we are subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration, and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. We have established reserves for contingent legal and regulatory liabilities. We record a liability when our management judges that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We evaluate our reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.

Income taxes and related valuation allowances

We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We measure these expected future tax consequences based upon the provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results.

NEW ACCOUNTING STANDARDS

See Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. As of December 25, 2009, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase or decrease in interest rates immediately and uniformly by 10% from our 2009 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

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

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements
Consolidated Balance Sheets - December 25, 2009 and December 26, 2008
Consolidated Statements of Operations - Fiscal years ended December 25, 2009, December 26, 2008 and December 28, 2007
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Fiscal years ended December 25, 2009, December 26, 2008 and December 28, 2007
Consolidated Statements of Cash Flows - Fiscal years ended December 25, 2009, December 26, 2008 and December 28, 2007
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TrueBlue, Inc.

Tacoma, Washington

We have audited the accompanying consolidated balance sheet of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 25, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)2 as of and for the fiscal year ended December 25, 2009. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TrueBlue, Inc. and subsidiaries as of December 25, 2009, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the fiscal year ended December 25, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TrueBlue, Inc.

Tacoma, Washington

In our opinion, the consolidated balance sheet as of December 26, 2008 and the related consolidated statements of operations, of shareholders’ equity and comprehensive income and of cash flows for each of the two years in the period ended December 26, 2008 present fairly, in all material respects, the financial position of TrueBlue, Inc. and its subsidiaries at December 26, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 26, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 for each of the two years in the period ended December 26, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, WA

February 18, 2009

TrueBlue, Inc.

Consolidated Balance Sheets

In Thousands (Except Par Values)

	December 25, 2009	December 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$124,377	$108,102
Accounts receivable, net of allowance for doubtful accounts	105,246	104,979
Prepaid expenses, deposits and other current assets	9,079	9,061
Income tax receivable	1,399	15,821
Deferred income taxes	7,962	4,841

Total current assets	248,063	242,804
Property and equipment, net	60,353	61,542
Restricted cash	124,012	120,323
Deferred income taxes	6,630	12,831
Goodwill	36,960	36,960
Intangible assets, net	23,241	26,404
Other assets, net	18,870	18,811

TOTAL ASSETS	$518,129	$519,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$18,029	$21,852
Accrued wages and benefits	21,728	19,750
Current portion of workers’ compensation claims reserve	44,775	51,414
Other current liabilities	303	2,292

Total current liabilities	84,835	95,308
Workers’ compensation claims reserve, less current portion	144,726	152,178
Other non-current liabilities	3,136	2,060

Total liabilities	232,697	249,546

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 43,833 and 43,340 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,275	1,992
Retained earnings	283,156	268,136

Total shareholders’ equity	285,432	270,129

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$518,129	$519,675

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Consolidated Statements of Operations

Fiscal years ended December 25, 2009, December 26, 2008 and December 28, 2007

In Thousands (Except Per Share Data)

	2009	2008	2007
Revenue from services	$1,018,418	$1,384,269	$1,385,656

Cost of services	727,372	971,757	943,563

Gross profit	291,046	412,512	442,093

Selling, general and administrative expenses	262,182	332,113	336,220
Goodwill and intangible asset impairment	—	61,000	—
Depreciation and amortization	17,030	16,774	12,223

Income from operations	11,834	2,625	93,650

Interest expense	(1,491)	(803)	(965)
Interest and other income	3,798	6,333	11,918

Interest and other income, net	2,307	5,530	10,953

Income before tax expenses	14,141	8,155	104,603

Income tax expense	5,344	12,314	38,405

Net income (loss)	$8,797	$(4,159)	$66,198

Net income (loss) per common share:
Basic	$0.21	$(0.10)	$1.45
Diluted	$0.20	$(0.10)	$1.44

Weighted average shares outstanding:
Basic	42,842	42,885	45,683
Diluted	43,014	42,885	45,960

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Fiscal years ended December 25, 2009, December 26, 2008 and December 28, 2007

In Thousands

	Common stock		Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount
Balances, December 29, 2006	50,637	$76,372	$273,418	$2,728	$352,518
Net income			66,198		66,198
Foreign currency translation, net of tax				1,018	1,018
Unrealized loss on marketable securities				(8)	(8)

Total comprehensive income					67,208
Purchases and retirement of common stock	(7,600)	(76,371)	(73,939)		(150,310)
Issuances under equity plans, including tax benefits	880		7,468		7,468
Stock-based compensation			6,943		6,943

Balances, December 28, 2007	43,917	$1	$280,088	$3,738	$283,827
Net loss			(4,159)		(4,159)
Foreign currency translation, net of tax				(1,746)	(1,746)

Total comprehensive loss					(5,905)
Purchases and retirement of common stock	(1,232)		(15,997)		(15,997)
Issuances under equity plans, including tax benefits	655		498		498
Stock-based compensation			7,706		7,706

Balances, December 26, 2008	43,340	$1	$268,136	$1,992	$270,129
Net income			8,797		8,797
Foreign currency translation, net of tax				283	283

Total comprehensive income					9,080
Issuances under equity plans, including tax benefits	493		(843)		(843)
Stock-based compensation			7,066		7,066

Balances, December 25, 2009	43,833	$1	$283,156	$2,275	$285,432

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Consolidated Statements of Cash Flows

Fiscal years ended December 25, 2009, December 26, 2008 and December 28, 2007

In Thousands

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$8,797	$(4,159)	$66,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,030	16,774	12,223
Goodwill and intangible asset impairment	—	61,000	—
Provision for doubtful accounts	14,545	13,163	13,442
Stock-based compensation	7,066	7,706	6,943
Deferred income taxes	2,772	2,960	(8,696)
Other operating activities	1,062	(311)	(1,050)
Changes in operating assets and liabilities, exclusive of businesses acquired:
Accounts receivable	(14,812)	32,813	(14,352)
Income taxes	13,397	(25,170)	12,359
Other assets	919	3,133	3,734
Accounts payable and other accrued expenses	(4,573)	(5,199)	270
Accrued wages and benefits	2,015	(8,815)	(2,541)
Workers’ compensation claims reserve	(14,091)	1,680	5,748
Other liabilities	(522)	(3,137)	4,376

Net cash provided by operating activities	33,605	92,438	98,654

Cash flows from investing activities:
Capital expenditures	(13,153)	(26,137)	(21,040)
Purchases of marketable securities	—	(27,158)	(191,032)
Maturities of marketable securities	—	38,087	271,580
Acquisitions of businesses, net of cash acquired	—	(22,390)	(76,902)
Change in restricted cash	(3,689)	12,174	11,234
Other	94	(11)	(167)

Net cash used in investing activities	(16,748)	(25,435)	(6,327)

Cash flows from financing activities:
Purchases and retirement of common stock	—	(15,997)	(150,310)
Net proceeds from sale of stock through options and employee benefit plans	1,062	3,488	5,712
Shares withheld for taxes upon vesting of restricted stock	(880)	(1,018)	(997)
Payments on debt	(394)	(250)	(909)
Other	(996)	(229)	1,451

Net cash used in financing activities	(1,208)	(14,006)	(145,053)

Effect of exchange rates on cash	626	(1,903)	1,790

Net change in cash and cash equivalents	16,275	51,094	(50,936)
CASH AND CASH EQUIVALENTS, beginning of year	108,102	57,008	107,944

CASH AND CASH EQUIVALENTS, end of year	$124,377	$108,102	$57,008

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a provider of temporary blue-collar staffing. In 2009, we connected approximately 300,000 people to work through the following brands: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline, formerly Transportation Logistics Company, for dedicated and temporary drivers. Headquartered in Tacoma, Washington, we serve approximately 175,000 businesses, which are primarily in the services, construction, transportation, manufacturing, retail, and wholesale industries.

We began operations in 1989 under the name Labor Ready, Inc. providing on-demand, general labor staffing services. Starting in 2004, we began acquiring additional brands to expand our service offerings to customers in the blue-collar staffing market. Effective December 18, 2007, Labor Ready, Inc. changed its name to TrueBlue, Inc. The name change reflects our vision to be the leading provider of blue-collar staffing with multiple brands serving the temporary staffing industry. Our former company name of Labor Ready remains as our primary brand name for on-demand, general labor staffing services. In 2008 and prior years we had operations in the United Kingdom. In December 2008 we sold the United Kingdom operations.

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

TrueBlue operations are one reportable segment. Our operations are all in the blue-collar staffing market of the temporary staffing industry and focus on supplying customers with temporary employees. All our brands have the following similar characteristics:

•	They service businesses and provide temporary labor services;
•	They primarily serve customers who have a need for temporary staff to perform tasks which do not require a permanent employee;
•	They each build a temporary work force through recruiting, screening, and hiring. Temporary workers are dispatched to customers where they work under the supervision of our customers; and
•

Profitability is driven largely by bill rates to our customers and pay rates to our workers. The difference between the bill rate and pay rate is a key metric used to drive the business in all our brands. Profitable growth requires increased volume or bill rates, which grow faster than pay rates. Profitable growth is also driven by leveraging our cost structure across all brands.

We expect similar operating margins for our brands based on historical experience. The long-term performance expectations of all our brands are similar as are the underlying financial and economic metrics used to manage those brands.

Our international operations are not significant to our total operations for segment reporting purposes. Total revenues from our international operations were approximately 3.3%, 5.5% and 7.0% of our total revenue for fiscal years ending 2009, 2008 and 2007, respectively.

Sales to The Boeing Company and affiliates (“Boeing”) accounted for 13.4% of total revenue for 2009, 5.1% for 2008, and 0.3% for 2007. For 2008 and 2007, no single company accounted for more than 10% of total revenue.

Fiscal year end

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the last Friday of December. In fiscal years consisting of 53 weeks the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks. References to 2009, 2008 and 2007 relate to the 52-week fiscal years ending December 25, 2009, December 26, 2008 and December 28, 2007, respectively. Our 2010 fiscal year ending December 31, 2010, will include 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

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

Revenue recognition

Revenue from services is recognized at the time the service is provided and is net of adjustments related to customer credits. Revenue includes cash dispensing machine fees, billable travel, and other reimbursable costs. Customer discounts or other incentives are recognized in the period the related revenue is earned.

Cost of services

Cost of services primarily includes wages of temporary employees and related payroll taxes and workers’ compensation expenses. Cost of services also includes billable travel and other reimbursable costs.

Advertising costs

We expense production costs of print, radio and other advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $3.0 million in 2009, $5.2 million in 2008 and $9.5 million in 2007.

Cash and cash equivalents

We consider all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount together with interest for certain past due accounts. We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable credit losses. The allowance for doubtful accounts is reviewed quarterly and past due balances are written-off when it is probable the receivable will not be collected. Our allowance for doubtful accounts was $6.6 million and $5.4 million as of December 25, 2009 and December 26, 2008, respectively.

Property and equipment

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

We compute depreciation and amortization of Property and equipment using the straight-line method over the estimated useful lives of the assets. It is our policy to use the following estimated useful lives for depreciation and amortization of our assets:

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

Goodwill and intangible assets

We test goodwill and intangible assets with indefinite lives for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate. Our annual impairment test is performed as of the first day of the fourth fiscal quarter. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of each reporting unit is compared to the carrying value of the net assets assigned to the unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of all of our tangible and intangible asset and liabilities. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

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

We test our intangible assets with finite lives for impairment whenever events and circumstances indicate the carrying value may not be recoverable. We measure the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which are based on projected undiscounted future net cash flows. Estimating fair values involves significant assumptions, especially regarding future sales prices, sales volumes, and costs.

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

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”) and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount the liability and its corresponding receivable to its estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.

Reserves for contingent legal and regulatory liabilities

From time to time we are subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. We have established reserves for contingent legal and regulatory liabilities. We record a liability when our management judges that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We evaluate our reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.

Income taxes and related valuation allowance

We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required by the accounting standards, these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have determined that a valuation allowance is appropriate for certain foreign net operating losses that we expect will not be utilized within the permitted carry forward periods as of December 25, 2009 and December 26, 2008. See Note 11 for further discussion.

Stock-based Compensation

We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, and restricted stock to employees, non-employee directors and consultants. We also have an employee stock purchase plan (“ESPP”). We account for stock-based compensation in accordance with fair value recognition provisions, under which we use the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements.

Foreign currency

Cumulative foreign currency translation adjustments relate to our consolidated foreign subsidiaries. Assets and liabilities recorded in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Unrealized translation adjustments resulting from our investments in our foreign entities that will not be repaid in the foreseeable future are charged or credited to the cumulative foreign currency translation account as a component of accumulated other comprehensive income in the Shareholders’ equity section of our Consolidated Balance Sheets. Unrealized translation adjustments on U.S. denominated loans to our foreign entities that will be repaid in the foreseeable future are reported in our Consolidated Statements of Operations.

Purchases and retirement of our common stock

Purchases of our common stock are not displayed separately as treasury stock on the Consolidated Balance Sheets in accordance with the Washington Business Corporation Act, which requires the retirement of purchased shares. As a result, shares of our common stock that we purchase are retired immediately. It is our accounting policy to first record these purchases as a reduction to our Common stock account. Once the Common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our Retained earnings account. Furthermore, activity in our common stock account related to stock-based compensation is also recorded to Retained earnings until such time as the reduction to Retained earnings due to stock repurchases has been recovered. See Note 10 and Note 14 for further discussion of share purchases and stock-based compensation, respectively.

Shares outstanding

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.9 million shares and 0.8 million shares as of December 25, 2009 and December 26, 2008, respectively. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.

Reclassifications

Certain amounts in the consolidated financial statements for the fifty-two weeks ended December 26, 2008 and December 28, 2007 have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on the operating results of either period.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are applicable to us.

NOTE 2: BUSINESS COMBINATIONS

We account for acquired businesses using the purchase method of accounting. Under the purchase method, our consolidated financial statements reflect an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed were recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. These acquisitions were not material to our operations and as such, pro forma financial statements were not required. The following summarizes our acquisition activity since the beginning of 2007:

•

We acquired all of the stock of Skilled Services Corporation (“SSC”) in April 2007. The total cost of the acquisition was $26.5 million. Founded in 1993, SSC was a skilled construction trades staffing provider. At the time of purchase, SSC operated 17 locations in Florida, Texas, Arizona, California, Colorado, and North Carolina. SSC was integrated with CLP during fiscal year 2007.

•

We acquired substantially all of the assets of PlaneTechs, LLC (“PlaneTechs”) in December 2007. The total cost of the acquisition was $53.4 million. Operating out of a single facility in Oak Brook, IL, PlaneTechs is a leading provider of aircraft maintenance staffing, drawing from a national resource database of aviation technicians.

•

We acquired substantially all of the assets of TLC Services Group, Inc. (“TLC”) in February 2008. The total cost of the acquisition was $5.5 million. Founded in 1975, TLC is a skilled truck-driver staffing provider that operates across multiple states out of 15 locations. Effective January 4, 2010, we changed the name to Centerline Drivers, LLC.

•

We acquired all of the stock of Personnel Management, Inc. (“PMI”) in April 2008. The total cost of the acquisition was $17.0 million. PMI was a light industrial staffing company, which added 44 branches to our light industrial network. This acquisition expanded our reach into key, adjacent markets where Spartan Staffing operates with long-standing client relationships and experienced, tenured branch employees. PMI was integrated with Spartan Staffing starting in fiscal 2009.

See Note 8 related to goodwill and intangible asset impairment.

NOTE 3: MARKETABLE SECURITIES

Management determines the appropriate classification of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date. Previously held Marketable Securities consisted of revenue bonds and other municipal obligations, which had maturities or reset dates of one year or less. We did not hold any marketable securities at the end of 2009 or 2008. At the end of 2007, those securities were classified as available-for-sale and stated at fair value, with the unrealized holding gains and losses reported as a component of Accumulated other comprehensive income in the Shareholders’ equity section of our Consolidated Balance Sheets. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities. For the fiscal years 2009, 2008 and 2007, there were no material realized gains and losses on sales of available-for-sale securities.

NOTE 4: RESTRICTED CASH

Restricted cash consists primarily of cash held by our insurance carriers as collateral for our workers’ compensation program. This cash is provided directly to our insurance carriers for the purpose of collateralizing our workers’ compensation obligations. These instruments include cash-backed letters of credit, cash-backed bonds, and cash deposits held by our insurance carriers. Collateral represents instruments that have been provided or pledged to an insurance company for either the direct payment of claims, or to cover the cost of claims in the event we are unable to make payment. The majority of our collateral is held by Chartis, formerly known as AIU Holdings, Inc., a subsidiary of American International Group, Inc.

The following is a summary of restricted cash (in millions):

	December 25, 2009	December 26, 2008
Cash collateral held by insurance carriers	$112.3	$109.1
Cash backed letters of credit	6.6	6.6
Cash backed surety bonds	3.8	3.8
Other	1.3	0.8

Total Restricted Cash	$124.0	$120.3

NOTE 5: FAIR VALUE MEASUREMENT

We apply a fair value hierarchy which prioritizes the inputs used to measure fair value:

•	Level 1: Investments valued using quoted market prices in active markets for identical assets or liabilities
•	Level 2: Investments valued using observable market-based inputs or unobservable inputs that are corroborated by market data
•	Level 3: Investments with no observable inputs and therefore, are valued using the reporting entity’s own assumptions

Our cash equivalents and investment instruments are classified within Level 1 of the fair value hierarchy. As of December 25, 2009 and December 26, 2008, our Level 1 investments consisted of money market accounts totaling $61.7 million and $55.2 million, respectively. Our Level 1 investments were recorded as Cash and cash equivalents in our Consolidated Balance Sheets. We held no Level 2 or Level 3 investments as of December 25, 2009 or December 26, 2008.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	December 25, 2009	December 26, 2008
Buildings and land	$23.7	$24.1
Computers and software	66.6	53.3
Cash dispensing machines	12.2	12.2
Furniture and equipment	8.9	9.5
Construction in progress	2.4	7.6

	113.8	106.7
Less accumulated depreciation and amortization	(53.4)	(45.2)

	$60.4	$61.5

Construction in progress consists primarily of internally developed software. As of December 25, 2009 and December 26, 2008, capitalized software costs, net of accumulated amortization, were $35.7 million and $27.5 million, respectively, excluding amounts in Construction in progress.

Depreciation and amortization of Property and equipment totaled $13.9 million, $9.8 million and $9.0 million in 2009, 2008 and 2007, respectively.

NOTE 7: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Our workers’ compensation insurance policies are renewed annually. We had coverage with Chartis for occurrences during the period from July 2008 to July 2009 and renewed our coverage with Chartis effective July 2009 to July 2010. For all prior years, we had coverage with Chartis and other insurance providers. Furthermore, we have full liability for all further payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

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

Our workers’ compensation reserve is established using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. The estimated claims are expensed as incurred and the claim payments are made over a weighted average period of approximately 6.0 years.

Our workers’ compensation reserve is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 25, 2009, our reserves are discounted at rates ranging from 3.78% to 6.49%. As of December 25, 2009 and December 26, 2008 the discounted workers’ compensation claims reserves were $189.5 million and $203.6 million, respectively.

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount this receivable to its estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. Two of the workers’ compensation insurance companies (“Trouble Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Our valuation allowance against receivables from Troubled Insurance Companies as of December 25, 2009 and December 26, 2008 is $6.8 million and $6.9 million, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, as of December 25, 2009 and December 26, 2008 are $17.9 million and $17.0 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuaries and appropriate discount rates. Factors considered by our independent actuary include, among other things:

•	Changes in medical and time loss (“indemnity”) costs;
•	Mix changes between medical only and indemnity claims;
•	Regulatory and legislative developments that have increased benefits and settlement requirements;
•	Mix changes among brands or types of work within a brand;
•	The impact of safety initiatives implemented; and
•	Positive or adverse development of claim reserves.

Workers’ compensation expense totaling $31.5 million, $56.2 million, and $65.3 million was recorded for 2009, 2008 and 2007, respectively. Workers’ compensation expense consists of the following components:

•	Self-insurance reserves net of changes in discount;
•	Monopolistic jurisdictions premiums;
•	Insurance premiums;
•	Any changes in the valuation allowance related to receivables from insurance companies as described above; and
•	Other miscellaneous expenses.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

As a result of our 2009 assessment, we concluded that the estimated fair values of our goodwill and indefinite-lived intangible assets exceeded their respective carrying values and, accordingly, were not impaired.

Net loss for 2008 includes a goodwill and intangible asset impairment charge of $61.0 million. In the fourth quarter of 2008, we experienced a significant decline in our stock price. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected, in part, the current economic climate at the time, as well as expected continued weakness in pricing and demand for our temporary staffing services. As a result of our 2008 assessment, we concluded that the carrying amounts of goodwill for the CLP (which includes SSC), Spartan Staffing (which includes PMI) and Centerline reporting units exceeded their implied fair values and we recorded non-cash impairment losses of $46.1 million, which was included in impairment of goodwill and intangible assets on our Consolidated Statement of Operations for the fiscal year ended December 26, 2008. Our assessment of goodwill impairment indicated that as of December 26, 2008, the fair value of each of the Labor Ready and PlaneTechs reporting units exceeded its carrying value and therefore goodwill was not impaired.

TrueBlue Goodwill
	December 25, 2009	December 26, 2008
Goodwill	83.1	71.1
Accumulated impairment losses	(46.1)	—

Beginning Balance	37.0	71.1
Goodwill acquired during the year	—	12.0
Impairment losses	—	(46.1)

Goodwill balance - net	37.0	37.0

Ending Balance
Goodwill	83.1	83.1
Accumulated impairment losses	(46.1)	(46.1)

	37.0	37.0

The accounting standards require that long-lived assets, including amortizable intangible assets, be reviewed for impairment whenever events and circumstances indicate the carrying value may not be recoverable. As a result of the indicators discussed above for 2008, we tested our amortizable intangible assets for impairment and determined that certain intangible assets associated with the CLP (which includes SSC), Spartan Staffing (which includes PMI) and Centerline asset groups, primarily customer relationships, were impaired mainly due to the revised lower revenue and profit forecasts associated with those customer relationships acquired with the acquisitions of CLP, Spartan Staffing and Centerline. We measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected undiscounted future net cash flows. As a result of this review, in 2008 we recorded non-cash impairment losses totaling $14.9 million. The non-cash impairment loss was included in impairment of goodwill and intangible assets on our Consolidated Statement of Operations for the fiscal year ended December 26, 2008.

Intangible assets other than goodwill are broken out separately on our Consolidated Balance Sheets for 2009 and 2008. The following table presents our purchased intangible assets other than goodwill (in millions):

	December 25, 2009			December 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment Adjustment	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$18.0	$(4.2)	$13.8	$39.9	$(10.5)	$(13.6)	$15.8
Trade name/trademarks	3.0	(0.6)	2.4	3.5	(0.5)	—	3.0
Non-compete agreements	2.3	(1.0)	1.3	3.3	(1.0)	(0.5)	1.8

	$23.3	$(5.8)	$17.5	$46.7	$(12.0)	$(14.1)	$20.6

Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	—	$5.8	$6.6	—	$(0.8)	$5.8

(1)	Excludes intangible assets that are fully amortized.

Intangible assets other than goodwill recorded in 2008 as a result of the Centerline acquisition totaled $2.8 million and as a result of the PMI acquisition totaled $4.7 million. Intangible assets are amortized using the straight line method over their estimated useful lives. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Amortization expense related to our amortizable intangible assets was $3.2 million, $7.0 million and $3.2 million for 2009, 2008 and 2007, respectively. The impairment adjustment related to our amortizable intangible assets was $14.1 million in 2008.

The following table provides estimated amortization expense of intangible assets other than Goodwill for the next five years and thereafter (in millions):

2010	$2.7
2011	2.7
2012	2.7
2013	2.4
2014	2.3
Thereafter	4.7

$17.5

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

NOTE 10: COMMON STOCK

We did not purchase any shares of our common stock under our authorized share purchase program during 2009. As of December 25, 2009 we had $21.5 million worth of our common stock available to us for future purchases under the current authorization. Pursuant to our share purchase program, we purchased 1.2 million shares at a total cost of $16.0 million, including commissions and, 7.6 million shares at a total cost of $150.3 million, including commissions during 2008 and 2007, respectively.

NOTE 11: INCOME TAXES

The provision for income taxes is comprised of the following (in millions):

	2009	2008	2007
Current taxes:
Federal	$1.2	$8.1	$37.4
State	1.2	0.3	8.3
Foreign	0.1	1.0	0.9

Total current taxes	2.5	9.4	46.6

Deferred taxes:
Federal	2.4	3.6	(6.2)
State	0.4	(0.8)	(2.1)
Foreign	—	0.1	0.1

Total deferred taxes	2.8	2.9	(8.2)

Provision for income taxes	$5.3	$12.3	$38.4

The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations are as follows (in millions):

	2009	%		2008	%		2007	%
Income tax expense based on statutory rate	$4.9	35.0%		$2.8	35.0%		$36.6	35.0%
Increase (decrease) resulting from:
Goodwill and intangible asset impairment	—	—		11.5	140.9%		—	—
State income taxes, net of federal benefit	1.3	9.2%		0.8	10.4%		3.1	3.0%
Tax credits, net	(4.5)	(31.7%	)	(2.8)	(34.8%	)	(2.9)	(2.8%	)
Nondeductible/Nontaxable Items	3.1	21.6%		2.5	30.9%		(0.3)	(0.3%	)
Other, net	0.5	3.7%		(2.5)	(31.4%	)	1.9	1.8%

Total taxes on income	$5.3	37.8%		$12.3	151.0%		$38.4	36.7%

Our effective income tax rate was 37.8% in 2009, as compared to 151.0% in 2008 and 36.7% in 2007. Results for 2008 include a goodwill and intangible asset impairment charge of $61.0 million. Excluding this impairment charge, net income would have been $45.2 million or an effective tax rate of 34.7%. The principal difference between the statutory federal income tax rate of 35.0% and our 2009 effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses. Our 2008 effective tax rate of 34.7% excluding the effect of the impairment charge was lower than our 2009 and 2007 rates primarily due to the favorable resolution of certain state income tax matters during 2008. Our 2009 effective tax rate of 37.8% was higher than our 2007 rate of 36.7% primarily due to additional non-deductible expenses.

The components of deferred tax assets and liabilities were as follows (in millions):

	December 25, 2009	December 26, 2008
Deferred tax assets:
Allowance for doubtful accounts	$2.6	$2.1
Workers’ compensation claims reserve	13.5	11.5
Accounts payable and other accrued expenses	2.5	3.3
Net operating loss carry-forwards	0.6	0.5
Accrued wages and benefits	3.1	3.2
Foreign currency translation adjustment	0.1	0.4
Other	0.2	0.2

Total	22.6	21.2
Valuation allowance for net operating loss carry-forwards	(0.6)	(0.5)

Total deferred tax asset, net of valuation allowance	$22.0	$20.7

Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	$(0.8)	$(1.0)
Depreciation and amortization	(5.4)	(0.9)
Other	(1.2)	(1.2)

Total deferred tax liabilities	$(7.4)	$(3.1)

Net deferred tax asset, end of year	$14.6	$17.6
Net deferred tax asset, current	8.0	4.8

Net deferred tax asset, non-current	$6.6	$12.8

At December 25, 2009, Labor Ready Puerto Rico, Inc. has net operating loss carry-forwards of approximately $1.8 million expiring in 2010 through 2015. A valuation allowance has been established against our carry-forward tax benefits based on our history of past losses.

We adopted the new accounting requirements for uncertain tax positions on the first day of our first fiscal quarter of 2007. The impact of this adoption was not material. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of December 25, 2009 our liability for unrecognized tax benefits was $1.8 million, all of which, if recognized, would impact our effective tax rate. This liability is recorded in Other non-current liabilities in our Consolidated Balance Sheet. In general, the tax years 2006 through 2008 remain open to examination by the major taxing jurisdictions where we conduct business.

The following table summarizes the activity related to our unrecognized tax benefits from December 29, 2007 to December 25, 2009 (in millions):

	2009	2008
Balance, beginning of year	$1.9	$4.4
Decreases related to settlements	(0.4)	(3.1)
Increases for tax positions related to the current year	0.4	0.9
Increases for tax positions related to prior years	—	0.1
Decreases for tax positions related to prior years	(0.1)	—
Reductions due to lapsed statute of limitations	—	(0.4)

Balance, end of year	$1.8	$1.9

Included in the unrecognized tax benefit of $1.8 million as of December 25, 2009 and $1.9 million as of December 26, 2008, are interest and penalties of $0.7 million and $1.0 million, respectively.

NOTE 12: NET INCOME (LOSS) PER SHARE

Adjusted net income and diluted common shares were calculated as follows (in millions except per share amounts):

	2009	2008	2007
Net income (loss)	$8.8	$(4.2)	$66.2

Weighted average number of common shares used in basic net income per common share	42.8	42.9	45.7
Dilutive effect of outstanding stock options and non-vested restricted stock	0.2	—	0.3

Weighted average number of common shares used in diluted net income per common share	43.0	42.9	46.0

Net income (loss) per common share:
Basic	$0.21	$(0.10)	$1.45
Diluted	$0.20	$(0.10)	$1.44

Antidilutive stock options and other	1.4	1.6	0.7

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

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented. Anti-dilutive shares also include in-the-money options and unvested restricted stock for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented. Common stock equivalents related to stock options and unvested restricted stock of 0.2 million are anti-dilutive in a net loss year and, therefore, are not included in the 2008 diluted net loss per share.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

On June 22, 2009, we entered into a Credit Agreement with Wells Fargo Foothill, LLC and Bank of America, N.A. for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires in June 2012, replaced our existing $80 million revolving credit facility with Wells Fargo Bank, N.A. and Bank of America, N.A., which was set to expire in April of 2011 (the “Old Revolving Facility”). As of December 25, 2009, the maximum $80 million was available under the Revolving Credit Facility and $14.0 million of letters of credit have been issued against the facility, leaving an unused portion of $66.0 million.

The maximum amount we can borrow under the Revolving Credit Facility of $80 million, is subject to certain borrowing limits. We are limited to:

•

85% of the amount of our eligible accounts receivable. Eligible accounts receivable include all accounts receivable less items such as invoices aged over ninety days, cross-aged receivables, and other items;

•	Plus 60% of the liquidation value of our Tacoma headquarters office building not to exceed $12 million;
•	Less a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle; and
•	Less other reserves if deemed applicable.

Under the terms of the Revolving Credit Facility, we pay interest and fees on:

•	Loans set, at our option, at either LIBOR or Prime Rate, each subject to a minimum, plus a margin of 3.0%;
•	Outstanding letters-of-credit priced at the margin in effect for LIBOR loans plus a fronting fee of 0.125%; and
•	The unused portion of the Revolving Credit Facility of 0.375%.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The liquidity level is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at December 25, 2009 was $66.0 million and the amount of cash and cash equivalents under control agreements was $124.4 million for a total of $190.4 million, which was in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

The Revolving Credit Facility limits the amount of our common stock we can purchase to $10 million during any twelve month period and the aggregate of cash dividends we pay can not exceed $5 million at any time, unless we obtain consent from our lenders to increase these amounts.

Workers’ compensation commitments

Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, letters of credit, and/or surety bonds. The letters of credit bear fluctuating annual fees as described in the section above. Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

At December 25, 2009 and December 26, 2008 we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	December 25, 2009	December 26, 2008
Cash collateral held by insurance carriers	$112.3	$109.1
Letters of credit (1)	20.6	59.5
Surety bonds (2)	17.9	17.1

Total Collateral Commitments	$150.8	$185.7

(1)	We had $6.6 million of restricted cash collateralizing our letters of credit at both December 25, 2009 and December 26, 2008.
(2)	We had $3.8 million of restricted cash collateralizing our surety bonds at both December 25, 2009 and December 26, 2008.

Capital leases

We have property held under non-cancelable capital leases reported in Property and equipment, net on the Consolidated Balance Sheets totaling $0.7 million and $1.0 million, net of accumulated depreciation at December 25, 2009 and December 26, 2008, respectively. Our capital lease obligations are reported in other current and non-current liabilities in the Consolidated Balance Sheets. Future minimum lease payments under these non-cancelable capital leases as of December 25, 2009 are $0.4 and $0.3 million for 2010 and 2011, respectively.

Operating leases

We have contractual commitments in the form of operating leases related to branch offices, vehicles and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of December 25, 2009 are as follows for each of the next five years and thereafter (in millions):

2010	$4.7
2011	3.6
2012	2.6
2013	1.2
2014	0.3
Thereafter	0.3

$12.7

The majority of operating leases pertaining to our branch offices provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our leases, both parties to the lease have the right to cancel the lease with 90 days notice. Accordingly, we have not included the leases with 90 day cancellation provisions in our disclosure of future minimum lease payments. Total branch office rent expense for 2009, 2008 and 2007 was approximately $24.8 million, $29.0 million and $28.5 million, respectively.

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

NOTE 14: STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include stock option grants, restricted stock awards, and shares purchased under an employee stock purchase plan.

Total stock-based compensation expense recognized in the consolidated financial statements (in millions):

	2009	2008	2007
Restricted stock expense	$5.6	$6.2	$4.8
Stock option expense	1.1	1.1	1.7
ESPP expense	0.4	0.4	0.4

Total stock-based compensation expense on the consolidated statements of operations	$7.1	$7.7	$6.9

Total related tax benefit recognized	$2.7	$2.7	$2.5

No capitalized stock-based compensation was included in Property and equipment, net on the consolidated balance sheet for 2009, 2008 or 2007.

Stock options

We have stock option and incentive plans for directors, officers, and employees, which provide for nonqualified stock options and incentive stock options. We issue new shares of common stock upon exercise of stock options. The majority of our unvested stock options “cliff vest” in three years from the date of grant and expire if not exercised within seven years from the date of grant. The maximum contractual term for our outstanding awards is ten years.

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model, and the resulting expense is recognized over the requisite service period for each separately vesting portion of the award. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	2009	2008	2007
Expected life (in years)	3.35	3.48	3.48
Expected volatility	53.0%	43.5%	40.5%
Risk-free interest rate	1.4%	2.2%	4.9%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average fair value of options granted during the period	$3.52	$5.07	$6.74

Stock option activity for the year ended December 25, 2009 is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Instrinic Value (millions)
Outstanding, December 26, 2008	906	$17.60
Granted	304	$9.08
Exercised	(6)	$12.81
Expired/Forfeited	(123)	$16.74

Outstanding, December 25, 2009	1,081	$15.32	4.4	$2.0

Exercisable, December 25, 2009	377	$18.80	2.8	$0.2

Options expected to vest, December 25, 2009	634	$13.84	5.1	$1.5

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated. The closing per share market value of the Company’s stock on December 25, 2009 was $14.97.

As of December 25, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of 1.7 years through 2013. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0.2 million, $0.6 million and $4.6 million, respectively, determined as of the date of exercise.

Cash received from option exercises, net of tax withholdings, during 2009, 2008 and 2007 was $0.1 million, $2.1 million and $4.3 million, respectively. No tax benefit was realized for the deduction from option exercises during 2009. The actual tax benefit realized for the tax deduction from option exercises during the years 2008 and 2007 totaled $0.2 million and $1.8 million, respectively.

Restricted stock

Restricted stock is granted to officers and key employees and vests annually over periods ranging from three to four years. Restricted stock granted to our directors vests immediately. Compensation cost of restricted stock is calculated based on the grant-date market value. We recognize compensation cost on a straight line basis over the vesting period for the awards that are expected to vest.

Restricted stock activity for the year ended December 25, 2009 is as follows (shares in thousands):

	Shares	Price (1)
Nonvested at beginning of the year	784	$16.51
Granted	467	$9.22
Vested	(285)	$17.47
Forfeited	(97)	$13.86

Nonvested at the end of the year	869	$12.74

(1)	Weighted average market price on grant date.

As of December 25, 2009, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $7.5 million, which is expected to be recognized over a weighted average period of 1.6 years through 2012. The total fair value of restricted shares vesting during 2009, 2008 and 2007 was $5.0 million, $4.7 million, and $3.1 million, respectively.

Employee stock purchase plan

Our Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to contribute up to 10% of their base earnings toward the monthly purchase of the Company’s common stock. The employee’s purchase price is the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. The ESPP expires on June 30, 2010.

Summary of transactions under this ESPP from fiscal year 2007 through 2009 (shares in thousands):

	Shares	Average Price Per Share
Issued during fiscal year 2009	133	$7.42
Issued during fiscal year 2008	135	$10.42
Issued during fiscal year 2007	88	$16.21

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

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

	2009	2008	2007
	Dollars in millions
Cash paid (received) during the year for:
Interest	$1.1	$0.6	$0.7
Income taxes	(11.5)	36.2	30.6

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$—	$1.1	$—

NOTE 16: SUBSEQUENT EVENTS

We have evaluated other events and transactions occurring after the balance sheet date through February 16, 2010, which is the date that the financial statements are issued, and noted no other events that are subject to recognition or disclosure.

Selected Quarterly Financial Data (unaudited)

in millions (except per share data)

	First	Second	Third	Fourth
2009
Revenue from services	$224.4	$247.0	$284.8	$262.2
Cost of services	161.7	174.2	202.2	189.3

Gross profit	62.7	72.8	82.6	72.9

Selling, general and administrative expenses	68.3	63.3	65.0	65.6
Depreciation and amortization	4.2	4.3	4.2	4.3

Income (loss) from operations	(9.8)	5.2	13.4	3.0

Interest expense	(0.1)	(0.4)	(0.5)	(0.5)
Interest and other income	1.3	1.1	0.7	0.7

Interest and other income, net	1.2	0.7	0.2	0.2

Income (loss) before tax expense (benefit)	(8.6)	5.9	13.6	3.2

Income tax expense (benefit)	(3.3)	2.2	5.4	1.0

Net income (loss)	$(5.3)	$3.7	$8.2	$2.2

Net income (loss) per common share:
Basic	$(0.12)	$0.09	$0.19	$0.05
Diluted	$(0.12)	$0.09	$0.19	$0.05

2008
Revenue from services	$324.0	$370.7	$387.9	$301.6

Cost of services	225.6	260.2	272.7	213.2

Gross profit	98.4	110.5	115.2	88.4

Selling, general and administrative expenses	82.5	84.5	86.2	78.8
Goodwill and intangible asset impairment	—	—	—	61.0
Depreciation and amortization	3.9	4.0	4.0	4.9

Income (loss) from operations	12.0	22.0	25.0	(56.3)

Interest expense	(0.1)	(0.3)	(0.3)	(0.1)
Interest and other income	2.0	1.9	1.3	1.1

Interest and other income, net	1.9	1.6	1.0	1.0

Income (loss) before tax expense (benefit)	13.9	23.6	26.0	(55.3)

Income tax expense (benefit)	5.1	6.9	9.7	(9.3)

Net income (loss)	$8.8	$16.7	$16.3	$(46.0)

Net income (loss) per common share:
Basic	$0.20	$0.39	$0.38	$(1.08)
Diluted	$0.20	$0.39	$0.38	$(1.08)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2009. The effectiveness of our internal control over financial reporting as of December 25, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting.  During the fourth quarter ended December 25, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TrueBlue, Inc.

    Tacoma, Washington

We have audited the internal control over financial reporting of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 25, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 25, 2009 of the Company and our report dated February 16, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 16, 2010

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 25, 2009, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to the Company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

New York Stock Exchange Certification.  The certification of the Chief Executive Officer required by the New York Stock Exchange Listing Standards, Section 303A.12(a), relating to TrueBlue’s compliance with the New York Stock Exchange Corporate Governance Listing Standards, was submitted to the New York Stock Exchange on June 10, 2009.

In addition, the Company’s CEO and CFO certifications required under Section 302 of the Sarbanes Oxley Act of 2002 are filed as exhibits to this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and executive officers and certain information related to the Company’s Compensation Committee is set forth under the headings “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is presented under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Years 2009 and 2008” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a)	Exhibits and Financial Statement Schedules
1.	Financial Statements can be found under Item 8 of Part II of this Form 10-K.
2.	Financial Statement Schedules can be found on Page 60 of this Form 10-K.
3.	The Exhibit Index is found on Page 61 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	2/16/10
Signature	Date
By:	Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	2/16/10
Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	2/16/10
Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven C. Cooper	2/16/10	/s/ Joseph P. Sambataro, Jr.	2/16/10
Signature	Date	Signature	Date
Steven C. Cooper, Director, Chief Executive Officer and President		Joseph P. Sambataro, Jr., Chairman of the Board

/s/ Craig Tall	2/16/10	/s/ William W. Steele	2/16/10
Signature	Date	Signature	Date
Craig Tall, Director		William W. Steele, Director

/s/ Thomas E. McChesney	2/16/10	/s/ Robert J. Sullivan	2/16/10
Signature	Date	Signature	Date
Thomas E. McChesney, Director		Robert J. Sullivan, Director

/s/ Gates McKibbin	2/16/10
Signature	Date
Gates McKibbin, Director

FINANCIAL STATEMENT SCHEDULES

Schedule II, Valuation and Qualifying Accounts (in millions)

Allowance for doubtful accounts activity was as follows:

	2009	2008	2007
Balance, beginning of the year	$5.4	$6.0	$5.1

Charged to expense, net of recoveries	14.5	13.2	13.4
Write-offs	(13.3)	(13.8)	(12.5)

Balance, end of year	$6.6	$5.4	$6.0

Insurance receivable valuation allowance activity was as follows:

	2009	2008	2007
Balance, beginning of the year	$6.9	$7.1	$2.5

Charged to expense	(0.1)	(0.2)	4.6

Balance, end of year	$6.8	$6.9	$7.1

Income tax valuation allowance activity was as follows:

	2009	2008	2007
Balance, beginning of the year	$0.5	$14.5	$11.9

Net operating income (loss) in the United Kingdom and Puerto Rico (1)	0.1	(13.9)	2.8
Other, net	—	(0.1)	(0.2)

Balance, end of year	$0.6	$0.5	$14.5

(1)	During 2008, we sold the remaining branches in the United Kingdom and ceased operations. The deferred tax benefit for accumulated losses for 2008 and prior years and the associated full valuation allowance of $14.0 million was reversed. This had no impact on consolidated income taxes payable.

EXHIBIT INDEX

FORM 10-K

TrueBlue, Inc.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(2)
10.1	1996 Employee Stock Option and Incentive Plan	(3)
10.2	2000 Stock Option Plan (Last Amended January 14, 2002)	(4)
10.3	Assumption and Novation Agreement among Labor Ready, Inc. and Lumbermen’s Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004	(5)
10.4	Indemnification Agreement between Labor Ready, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004	(5)
10.5	2005 Long Term Equity Compensation Program	(6)
10.6	Executive Employment Agreement between Labor Ready, Inc. and James E. Defebaugh, dated August 3, 2005	(7)
10.7	Form Executive Employment Agreement as between Labor Ready, Inc. and Derrek Gafford, Wayne Larkin, and Noel Wheeler, dated December 31, 2006.	(8)
10.8	Form Executive Non-Compete Agreement between Labor Ready, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler.	(8)
10.9	Form Executive Indemnification Agreement between Labor Ready, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler.	(8)
10.10	Form Executive Change in Control Agreement between Labor Ready, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler.	(8)
10.11	Amended and Restated Credit Agreement between TrueBlue, Inc. and Wells Fargo Bank and Bank of America, dated April 15, 2008	(9)
10.12	Amended and Restated Credit Agreement between TrueBlue, Inc. and Wells Fargo Bank and Bank of America, dated June 22, 2009.	(10)
10.13	Amended and Restated Executive Employment Agreement between TrueBlue, Inc. and Steven C. Cooper, dated November 16, 2009.	(11)
10.14	Amended and Restated Non-Competition Agreement between TrueBlue, Inc. and Steven Cooper, dated November 16, 2009.	(11)
10.15	Equity Retainer And Deferred Compensation Plan For Non-Employee Directors, effective January 1, 2010	(12)
21	Subsidiaries of TrueBlue, Inc.
23.1	Consent of Deloitte & Touche LLP – Independent Registered Public Accounting Firm
23.2	Consent of PricewaterhouseCoopers LLP – Independent Registered Public Accounting Firm
31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX (continued)

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 15, 2009 (001-14543).
(2)	Incorporated by reference to our Current Report on Form 8-K, filed on September 11, 2008 (001-14543).
(3)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 26, 1997 (001-14543).
(4)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 2, 2004 (001-14543).
(5)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 11, 2005 (001-14543).
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2005 (001-14543).
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on August 9, 2005 (001-14543).
(8)	Incorporated by reference to our Current Report on Form 8-K, filed on January 5, 2007 (001-14543).
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on April 15, 2008 (001-14543).
(10)	Incorporated by reference to our Current Report on Form 8-K, filed on June 25, 2009 (001-14543).
(11)	Incorporated by reference to our Current Report on Form 8-K, filed on November 19, 2009 (001-14543).
(12)	Incorporated by reference to our Registration Statement on Form S-8, filed on February 1, 2010 (001-14543).

Copies of Exhibits may be obtained upon request directed to Mr. James Defebaugh or Mr. Derrek Gafford, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page -62