Form 10-Q
period 2010-03-26
TrueBlue, Inc.
filed 2010-04-30
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 26, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 23, 2010, there were 44,078,359 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUEBLUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

(unaudited)

	March 26, 2010	December 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$128,515	$124,377
Accounts receivable, net of allowance for doubtful accounts of $5.8 and $6.6 million	100,785	105,246
Prepaid expenses, deposits and other current assets	8,200	9,079
Income tax receivable	4,701	1,399
Deferred income taxes	6,085	7,962

Total current assets	248,286	248,063
Property and equipment, net	57,560	60,353
Restricted cash	121,707	124,012
Deferred income taxes	7,389	6,630
Goodwill	36,960	36,960
Intangible assets, net	22,556	23,241
Other assets, net	19,204	18,870

Total assets	$513,662	$518,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$16,781	$18,029
Accrued wages and benefits	21,253	21,728
Current portion of workers’ compensation claims reserve	42,353	44,775
Other current liabilities	391	303

Total current liabilities	80,778	84,835
Workers’ compensation claims reserve, less current portion	144,834	144,726
Other long-term liabilities	3,178	3,136

Total liabilities	228,790	232,697

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized;	0	0
Common stock, no par value, 100,000 shares authorized; 44,054 and 43,833 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,285	2,275
Retained earnings	282,586	283,156

Total shareholders’ equity	284,872	285,432

Total liabilities and shareholders’ equity	$513,662	$518,129

See accompanying notes to condensed consolidated financial statements

Page - 3

TRUEBLUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 26, 2010	March 27, 2009
Revenue from services	$239,851	$224,414
Cost of services	178,726	161,743

Gross profit	61,125	62,671
Selling, general and administrative expenses	61,214	68,311
Depreciation and amortization	4,095	4,145

Loss from operations	(4,184)	(9,785)
Interest expense	(305)	(98)
Interest and other income	633	1,299

Interest and other income, net	328	1,201

Loss before tax benefit	(3,856)	(8,584)
Income tax benefit	(1,597)	(3,281)

Net loss	$(2,259)	$(5,303)

Net loss per common share:
Basic	$(0.05)	$(0.12)
Diluted	$(0.05)	$(0.12)
Weighted average shares outstanding:
Basic	43,083	42,682
Diluted	43,083	42,682

See accompanying notes to condensed consolidated financial statements

Page - 4

TRUEBLUE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Thirteen weeks ended
	March 26, 2010	March 27, 2009
Cash flows from operating activities:
Net loss	$(2,259)	$(5,303)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,095	4,145
Provision for doubtful accounts	2,066	2,912
Stock-based compensation	2,430	2,497
Deferred income taxes	1,118	(3,777)
Other operating activities	23	790
Changes in operating assets and liabilities:
Accounts receivable	2,395	9,180
Income taxes	(3,183)	358
Other assets	587	(264)
Accounts payable and other accrued expenses	(1,248)	(2,474)
Accrued wages and benefits	(477)	(1,465)
Workers’ compensation claims reserve	(2,314)	(2,967)
Other liabilities	225	(52)

Net cash provided by operating activities	3,458	3,580

Cash flows from investing activities:
Capital expenditures	(777)	(4,527)
Change in restricted cash	2,305	(3,280)
Other	10	71

Net cash provided by (used in) investing activities	1,538	(7,736)

Cash flows from financing activities:
Net proceeds from sale of stock through options and employee benefit plans	294	322
Common stock repurchases for taxes upon vesting of restricted stock	(1,153)	(591)
Payments on debt	(92)	(133)
Other	77	0

Net cash used in financing activities	(874)	(402)

Effect of exchange rates on cash	16	(19)

Net change in cash and cash equivalents	4,138	(4,577)
CASH AND CASH EQUIVALENTS, beginning of period	124,377	108,102

CASH AND CASH EQUIVALENTS, end of period	$128,515	$103,525

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$207	$91
Income taxes	$127	$62

See accompanying notes to condensed consolidated financial statements

Page - 5

Notes to Condensed Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2009. The same accounting policies are followed for preparing quarterly and annual financial information.

Operating results for the thirteen week period ended March 26, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. Additionally, our 2010 fiscal year ending December 31, 2010, will include 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

Reclassifications

Certain amounts in the consolidated financial statements for the thirteen weeks ended March 27, 2009 have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on the operating results of either period.

Subsequent events

We evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day these financial statements were issued.

NOTE 2: FAIR VALUE MEASUREMENT

The carrying value or our cash and cash equivalents, restricted cash, and accounts receivable approximates fair value due to their short term nature.

Our cash equivalents are classified within Level 1 of the fair value hierarchy. As of March 26, 2010 and December 25, 2009, our Level 1 cash equivalents consisted of money market accounts totaling $107.0 million and $61.7 million, respectively, and were recorded as Cash and cash equivalents in our Condensed Consolidated Balance Sheets. We had no Level 2 or Level 3 investments as of March 26, 2010 or December 25, 2009.

NOTE 3: RESTRICTED CASH

Restricted cash consists primarily of cash held by our insurance carriers as collateral for our workers’ compensation program. This cash is provided directly to our insurance carriers for the purpose of collateralizing our workers’ compensation obligations. Collateral represents instruments that have been provided or pledged to an insurance company for either the direct payment of claims, or to cover the cost of claims in the event we are unable to make payment. These instruments include cash-backed letters of credit, cash-backed bonds, and cash deposits held by our insurance carriers. The majority of our collateral is held by Chartis, a subsidiary of American International Group, Inc.

The following is a summary of restricted cash (in millions):

	March 26,	December 25,
	2010	2009
Cash collateral held by insurance carriers	$110.7	$112.3
Cash-backed letters of credit	6.6	6.6
Cash-backed surety bonds	3.0	3.8
Other	1.4	1.3

Total Restricted Cash	$121.7	$124.0

Page - 6

Notes to Condensed Consolidated Financial Statements—(Continued)

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	March 26,	December 25,
	2010	2009
Buildings and land	$23.7	$23.7
Computers and software	68.0	66.6
Cash dispensing machines	12.2	12.2
Furniture and equipment	8.8	8.9
Construction in progress	1.3	2.4

	114.0	113.8
Less accumulated depreciation and amortization	(56.4)	(53.4)

	$57.6	$60.4

Construction in progress consists primarily of internally developed software. As of March 26, 2010 and December 25, 2009, capitalized software costs, net of accumulated amortization, were $35.3 million and $35.7 million, respectively, excluding amounts in Construction in progress.

Depreciation and amortization of Property and equipment totaled $3.4 million for both of the thirteen weeks ended March 26, 2010 and March 27, 2009.

NOTE 5: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill (in millions):

	March 26, 2010			December 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$18.0	$(4.7)	$13.3	$18.0	$(4.2)	$13.8
Trade name/trademarks	3.0	(0.7)	2.3	3.0	(0.6)	2.4
Non-compete agreements	2.2	(1.0)	1.2	2.3	(1.0)	1.3

	$23.2	$(6.4)	$16.8	$23.3	$(5.8)	$17.5

Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	$—	$5.8	$5.8	$—	$5.8

(1) Excludes intangible assets that are fully amortized.

Total amortization expense was $0.7 million for both of the thirteen weeks ended March 26, 2010 and March 27, 2009.

Amortization expense of intangible assets for the next five years and thereafter is as follows (in millions):

Remainder of 2010	$2.0
2011	2.7
2012	2.7
2013	2.4
2014	2.3
Thereafter	4.7

$16.8

Page - 7

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Our workers’ compensation reserve is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability is incurred. At March 26, 2010, our reserves are discounted at rates ranging from 3.70% to 6.48%. As of March 26, 2010 and December 25, 2009 the discounted workers’ compensation claims reserves were $187.2 million and $189.5 million, respectively.

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount this receivable to its estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Our valuation allowance against receivables from Troubled Insurance Companies as of March 26, 2010 and December 25, 2009 is $7.3 million and $6.8 million, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, as of March 26, 2010 and December 25, 2009 are $18.1 million and $17.9 million, respectively and are included in Other assets, net in the accompanying Condensed Consolidated Balance Sheets.

Workers’ compensation expense totaling $7.9 million and $8.9 million was recorded for the thirteen weeks ended March 26, 2010 and March 27, 2009, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

We have a credit agreement with Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC) and Bank of America, N.A. for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in June 2012. As of March 26, 2010, the maximum $80 million was available under the Revolving Credit Facility and $14.0 million of letters of credit have been issued against the facility, leaving an unused portion of $66.0 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The liquidity level is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at March 26, 2010 was $66.0 million and the amount of cash and cash equivalents under control agreements was $130.0 million for a total of $196.0 million, which was in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

Page - 8

Notes to Condensed Consolidated Financial Statements—(Continued)

Workers’ compensation commitments

Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, letters of credit, and/or surety bonds. The letters of credit bear fluctuating annual fees. Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

At March 26, 2010 and December 25, 2009 we had provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	March 26,	December 25,
	2010	2009
Cash collateral held by insurance carriers	$110.7	$112.3
Letters of credit (1)	20.6	20.6
Surety bonds (2)	17.8	17.9

Total Collateral Commitments	$149.1	$150.8

(1)	We had $6.6 million of restricted cash collateralizing our letters of credit at both March 26, 2010 and December 25, 2009.
(2)	We had $3.0 million and $3.8 of restricted cash collateralizing our surety bonds at March 26, 2010 and December 25, 2009, respectively.

Legal contingencies and developments

We are involved in various proceedings arising in the normal course of conducting business. We believe the amounts provided in our condensed consolidated financial statements are adequate in consideration of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

NOTE 8: STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include restricted stock awards, performance share units, option grants, and shares purchased under an employee stock purchase plan (“ESPP”).

Total stock-based compensation expense was:

	Thirteen weeks ended
	March 26, 2010	March 27, 2009
Restricted stock and performance share units expense	$1.9	$2.1
Stock option expense	0.4	0.3
ESPP expense	0.1	0.1

Total stock-based compensation	$2.4	$2.5

Restricted stock and performance share units

Restricted stock is granted to officers and key employees and vests annually over periods ranging from three to four years. Restricted stock granted to our directors vested immediately. Compensation cost of restricted stock is calculated based on the grant-date market value. We recognize compensation cost on a straight-line basis over the vesting period for the awards that are expected to vest.

In February 2010, the Compensation Committee awarded performance share units under the 2005 Long-term Equity Incentive Plan to certain executives. Receipt of the performance share units is contingent upon the Company’s achievement of revenue and earnings goals at the end of each three-year performance period. At the end of each performance period, the number of shares of stock subject to the award is determined by multiplying the target award by a percentage ranging from 0% to 150%. The percentage is based on performance metrics for the performance period. Compensation expense, based on the estimated performance payout, is recognized ratably over the performance period. The maximum number of shares that could vest from the 2010 award is 126,780; however we are currently estimating a performance payout of 84,520 shares which represents an estimated payout of 100% of target. Our estimate of the performance payout is subject to quarterly review.

Page - 9

Notes to Condensed Consolidated Financial Statements—(Continued)

Restricted stock and performance share units activity was (shares in thousands):

	Thirteen weeks ended March 26, 2010
	Shares	Price (1)
Nonvested at beginning of period	869	$12.74
Granted	364	$11.57
Vested	(247)	$13.61
Forfeited	(2)	$13.85

Nonvested at the end of the period	984	$12.04

(1)	Weighted average market price on grant date.

As of March 26, 2010, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $9.0 million, which is expected to be recognized over a weighted average period of 1.7 years through 2014. As of March 26, 2010, total unrecognized stock-based compensation expense related to performance share units was approximately $1.8 million of which $1.2 million is currently estimated to be recognized through 2013.

Stock options

We have stock option and incentive plans for directors, officers, and certain employees, which provide for nonqualified stock options and incentive stock options. In 2010, we discontinued the use of stock options for executives and replaced them with performance share units.

Stock option activity follows (shares in thousands):

	Thirteen weeks ended March 26, 2010
	Shares	Price (1)
Outstanding, December 25, 2009	1,081	$15.32
Granted	20	$14.56
Exercised	(6)	$6.69
Expired/Forfeited	(2)	$11.94

Outstanding, March 26, 2010	1,093	$15.36

Exercisable, March 26, 2010	584	$18.75

Options expected to vest, March 26, 2010	490	$11.54

(1)	Weighted average exercise price.

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Thirteen weeks ended
	March 26,	March 27,
	2010	2009
Expected life (in years)	3.36	3.35
Expected volatility	59.6%	53.0%
Risk-free interest rate	1.3%	1.4%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$6.24	$3.52

As of March 26, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.0 million, which is expected to be recognized over a weighted average period of 1.5 years through 2012.

Page - 10

Notes to Condensed Consolidated Financial Statements—(Continued)

Employee stock purchase plan

Under the ESPP, 1.9 million shares of common stock have been reserved for purchase, of which 1.7 million shares have been issued and 0.2 million shares remain available for future issuance. During the thirteen weeks ended March 26, 2010 and March 27, 2009, participants purchased 23,000 and 51,000 shares in the ESPP for cash proceeds of $0.3 million for each period.

NOTE 9: INCOME TAXES

The effective tax rate was 41.4% for the thirteen weeks ended March 26, 2010. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate is due to the impact of state and foreign income taxes, federal tax credits and certain non-deductible expenses. As of March 26, 2010 and December 25, 2009, we had unrecognized tax benefits of $2.1 million and $1.8 million respectively.

NOTE 10: NET LOSS PER SHARE

Adjusted net income and diluted common shares were calculated as follows (in millions except per share amounts):

	Thirteen weeks ended
	March 26,	March 27,
	2010	2009
Net loss	$(2.3)	$(5.3)

Weighted average number of common shares used in basic net loss per common share	43.1	42.7
Dilutive effect of outstanding stock options and non-vested restricted stock	—	—

Weighted average number of common shares used in diluted net loss per common share	43.1	42.7

Net loss per common share:
Basic	$(0.05)	$(0.12)
Diluted	$(0.05)	$(0.12)

Antidilutive stock options and other	$1.0	$1.8

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding options and non-vested restricted stock except where their inclusion would be antidilutive.

Antidilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented. Antidilutive shares also include in-the-money options and unvested restricted stock for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented.

Due to the net loss from continuing operations for the thirteen weeks ended March 26, 2010 and March 27, 2009, the assumed exercise of stock options and non-vested restricted stock had an antidilutive effect and therefore, 0.4 and 0.1 million shares were excluded from the computation of diluted loss per share for the respective period.

Page - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. Our MD&A is presented in six sections:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Contractual Obligations and Commitments
•	Summary of Critical Accounting Policies and Estimates
•	New Accounting Standards

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the most recently filed 10-K.

Overview

TrueBlue, Inc. is a leading provider of blue-collar staffing. In 2009, TrueBlue connected approximately 300,000 people to work through the following brands: Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, and Centerline, and served approximately 175,000 businesses in the services, retail, wholesale, manufacturing, transportation, and construction industries. TrueBlue, Inc. is headquartered in Tacoma, Washington.

We experienced widespread improving revenue trends during the first quarter of 2010. Trends improved across the major industries we serve with the exception of construction. Likewise, we experienced improving trends across most geographic areas. Revenue for the quarter was $239.9 million, an increase of 6.9% compared to revenue to the first quarter of 2009. We experienced same branch revenue growth for the quarter of 11.5% with improving monthly trends during the quarter. The growth rate for January was 5.2%, 12.7% for February and 15.4% for March.

Excluding the impact from our largest customer, The Boeing Company and affiliates, same branch revenue for the first quarter of 2010 would have improved by 2.9%.

During the first quarter of 2010, we closed 8 branches. We had 747 branches in operation at the end of the quarter.

Results of Operations

The following table presents selected financial data ($ in millions, except per share amounts):

	Thirteen weeks ended
	March 26,	March 27,
	2010	2009
Revenue from services	$239.9	$224.4
Total revenue growth (decline) %	6.9%	(30.7%)
Same branch revenue growth (decline) %	11.5%	(32.8%)
Gross profit as a % of revenue	25.5%	27.9%
Operating expenses as a % of revenue	27.2%	32.3%
Loss from operations	$(4.2)	$(9.8)
Loss from operations as a % of revenue	(1.7%)	(4.4%)
Net loss	$(2.3)	$(5.3)
Net loss per diluted share	$(0.05)	$(0.12)

Page - 12

Management’s Discussion and Analysis—(Continued)

We experienced widespread improving revenue trends during the first quarter of 2010. Trends improved across the major industries we serve with the exception of construction. Likewise, we experienced improving trends across most geographic areas. Revenue for the quarter was $239.9 million, an increase of 6.9% compared to revenue to the first quarter of 2009. The following table presents the components in our total revenue growth (decline):

	Thirteen weeks ended
	March 26, 2010	March 27, 2009
Major Revenue Trends:
Organic revenue growth (decline)	6.9%	(35.7%)
Acquisitions within last 12 months	—	5.0%

Total revenue growth (decline)	6.9%	(30.7%)

Organic Revenue Trends (1):
Same branch (2)	11.5%	(32.8%)
New branches (3)	0.9%	0.2%
Closed branches	(5.4%)	(4.9%)
Currency and other	0.5%	(0.9%)

(1)

Percentages for organic revenue components do not sum to total organic revenue growth (decline) as same branch growth is determined off a revenue base of branches open for 12 or more months, whereas other organic revenue growth components are measured off a total revenue base.

(2)	Same branch revenue is defined as those branches opened one year or longer.
(3)	New branches are defined as those branches opened less than one year.

Same branch revenues increased 11.5% during the thirteen weeks ended March 26, 2010 over the comparable 2009 period. Excluding revenue from our largest customer, The Boeing Company and affiliates, same branch revenue for the thirteen weeks ended March 26, 2010 would have growth by 2.9% over the comparable 2009 period.

Our quarterly and monthly same branch revenue trends in comparison with the same period in the prior year are as follows:

	Growth/(Decline)
	2010	2009
First Quarter	11.5%	(32.8%)
January	5.2%	(30.2%)
February	12.7%	(31.9%)
March	15.4%	(35.3%)

The improvement in our year-over-year monthly same branch revenue trends was due primarily to increased demand from our customers in conjunction with the economic recovery.

Gross profit

Gross profit was as follows (in millions):

	Thirteen weeks ended
	March 26, 2010	March 27, 2009
Gross profit	$61.1	$62.7
Gross profit as a % of revenue	25.2%	27.9%

The decline in gross profit as a percentage of revenue for 2010 as compared to 2009 is primarily due to competitive pricing pressures, increased state unemployment taxes, a price decrease to our largest customer, and a change in revenue mix. This was partially offset by workers’ compensation expense as a percentage of revenue being lower than the same period a year ago.

We have increased the bill rates to some of our customers for unemployment tax increases; however, we have not fully passed through the increased cost.

The impact on gross profit from revenue mix is related to several factors. First, our mix towards certain end markets that have lower gross margins has increased in comparison with the same period a year ago. Second, our mix of blue-collar staffing business has adapted to take advantage of opportunities in the marketplace by pursuing business with larger customers which

Page - 13

Management’s Discussion and Analysis—(Continued)

typically have lower gross margins relative to smaller customers. In our opinion, larger customers have fared better during the recession in comparison with smaller customers and have presented more overall revenue opportunities. While serving the small to mid-sized customer remains a dedicated focus of our business, we have adapted our sales and service approach to better serve the needs of larger customers.

Workers’ compensation costs for the thirteen weeks ended March 26, 2010 were approximately 3.3% of revenue compared to 3.9% of revenue for the same period in 2009. During the thirteen weeks ended March 26, 2010, we continued to experience reductions, net of discount, to the workers’ compensation reserves established in prior years of approximately $3.9 million as compared to $2.4 million for the same period in 2009. The continued improvement in workers’ compensation expense is primarily from the positive impact of various risk management programs in reducing accident rates and mitigating the ultimate cost of claims.

Selling, general, and administrative expenses

Selling, general and administrative (“SG&A”) expenses were as follows (in millions):

	Thirteen weeks ended
	March 26,	March 27,
	2010	2009
Selling, general and administrative expenses	$61.2	$68.3
Percentage of revenue	25.5%	30.4%

SG&A expenses have declined by 10.4% compared to the first quarter of 2009. We reduced selling, general and administrative expenses in 2009 by taking aggressive cost management actions across the organization. We closed 105 branches in 2009. Further, we consolidated branch management, field management, substantially all back office support activities, and reduced various program expenses. Cost management will remain a focus during this economic recovery. Additionally, we leveraged our new, lower cost structure across more revenue this quarter in comparison with the same period a year ago producing a lower SG&A as a percentage of revenue this year in comparison with SG&A as a percentage of revenue in the same quarter last year.

Depreciation, interest and income taxes

	Thirteen weeks ended
	March 26,	March 27,
	2010	2009
Depreciation and amortization	$4.1	$4.1
Interest and other income, net	$0.3	$1.2
Effective income tax rate	41.4%	38.2%

We recorded net interest and other income of $0.3 million for the thirteen weeks ended March 26, 2010 compared to $1.2 million during the thirteen weeks ended March 27, 2009. The decrease is primarily related to a lower investment yields.

Our effective tax rate on earnings for the thirteen weeks ended March 26, 2010 was 41.4%, compared to 38.2% for the thirteen weeks ended March 27, 2009. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non recurring benefits, results from state and foreign income taxes, federal tax credits, tax exempt interest income and certain non-deductible expenses.

Results of Operations Future Outlook

The following highlights represent our expectations in regard to operating trends for fiscal year 2010. These expectations are subject to revision as our business changes with the overall economy:

•

We expect improved revenue performance compared to 2009. This is based on the widespread improving revenue trends during the first quarter of 2010. Trends improved across all industries we serve with the exception of construction. Likewise, we experienced improving trends across most geographic areas. However, our improved revenue performance will be partially offset by reduced revenue from our largest customer Boeing and affiliated companies (“Boeing”). Revenue from Boeing in the first quarter of 2010 was $37 million and we expect Boeing revenue to be approximately $22 million in the second quarter of 2010. We do not have an estimate of Boeing revenue beyond the second quarter of 2010; however, we do not expect our Boeing revenue in future quarters to exceed our revenue estimate for second quarter of 2010.

Page - 14

Management’s Discussion and Analysis—(Continued)

•

Our 2010 fiscal year ending December 31, 2010 is a 53 week year which results in our fiscal fourth quarter containing 14 weeks versus the customary fiscal quarter that contains 13 weeks. We expect the extra week in the 2010 fiscal year to increase our annual revenue by approximately 1% in comparison with the prior year. However, since the extra week in 2010 is our lowest revenue week of the year, we do not expect it to benefit our level of profitability.

•

We expect competitive pricing pressure to continue throughout 2010. However, we have put in place various programs to improve our gross margin and offset the negative impacts of increased state unemployment taxes as well as other negative impacts related to the economic downturn.

•

Our top priority is improving same branch revenue which produces strong incremental operating margins as we leverage our fixed cost structure across additional same branch revenue. While we do incur some variable SG&A on additional same branch revenue, we will continue to diligently manage our fixed cost structure.

•

As the economy grows, we will continue to evaluate opportunities to expand our market presence. All of our multi-location brands have opportunities to expand through new physical locations or by sharing existing locations. We plan to build on our success with centralized recruitment and dispatch of our temporary workers to locations without physical branches. We will also evaluate strategic acquisitions in the blue-collar staffing market that can produce strong returns on investment. Our focus is on acquisitions which can accelerate the building of a national presence for a particular brand or that provides an opportunity to serve a new, but sizable portion of the blue-collar staffing market.

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, seasonal sales patterns and profit margins.

Cash Flows from Operating Activities

Our cash flows provided by operating activities were as follows (in millions):

	Thirteen weeks ended
	March 26,	March 27,
	2010	2009
Net loss	$(2.3)	$(5.3)
Depreciation and amortization	4.1	4.2
Provision for doubtful accounts	2.1	2.9
Stock-based compensation	2.4	2.5
Deferred income taxes	1.1	(3.8)
Other operating activities	0.1	0.8
Changes in operating assets and liabilities:
Accounts receivable	2.4	9.2
Income taxes	(3.2)	0.4
Other assets	0.6	(0.3)
Accounts payable and other accrued expenses	(1.2)	(2.5)
Accrued wages and benefits	(0.5)	(1.5)
Workers’ compensation claims reserve	(2.3)	(3.0)
Other liabilities	0.2	—

Net cash provided by operating activities	$3.5	$3.6

•	Net cash flow from operating activities was $3.5 million for the thirteen weeks ended March 26, 2010 or a decline of $0.1 million as compared to the prior year.

•

Changes in accounts receivable during 2010 are primarily due to increased revenue. Conversely, changes to accounts receivable during 2009 are primarily due to the economic recession and resulting decrease to revenues coupled with customers paying slower.

•	Changes in accounts payable and accrued expenses, wages, and benefits during 2010 and 2009 are primarily due to cost control measures in response to the economic recession.

•

Generally, our workers’ compensation reserve for estimated claims increases as we increase temporary labor services provided. Likewise, a decrease in temporary labor services generally decreases our workers’ compensation reserve over time. Additionally, decreases to reserves established in prior periods contributed to the decrease in 2010 and 2009.

Page - 15

Management’s Discussion and Analysis—(Continued)

•

Changes in income tax receivable during 2010 are primarily due to tax refunds claimed for realized temporary worker related tax credits. The change in net deferred tax assets relates primarily to decreases in the workers’ compensation reserve, acquisition related amortization, accelerated deductions for internally developed software, reserves and contingencies that are not deductible until paid.

Cash Flows from Investing Activities

Our cash flows used in investing activities were as follows (in millions):

	Thirteen weeks ended
	March 26,	March 27,
	2010	2009
Capital expenditures	$(0.8)	$(4.5)
Change in restricted cash	2.3	(3.3)
Other	—	0.1

Net cash provided by (used in) investing activities	$1.5	$(7.7)

•

Capital expenditures in 2009 were primarily related to investments made to upgrade our proprietary information systems. We anticipate that total capital expenditures will be approximately $8.0 million in 2010.

•

Restricted cash decreased in 2010 primarily due to a decrease in the collateral requirements by our workers’ compensation insurance providers due to increased workers’ compensation claim payouts. We are required by our insurance carriers to collateralize a portion of our workers’ compensation obligation with cash and cash backed instruments, letters of credit, or surety bonds. Total collateral decreased for 2009. However, the mix of restricted cash and letters of credit changed resulting in an increase to restricted cash and a decrease to letters of credit.

Cash Flows from Financing Activities

Our cash flows used in financing activities were as follows (in millions):

	Thirteen weeks ended
	March 26,	March 27,
	2010	2009
Net proceeds from sale of stock through options and employee benefit plans	$0.3	$0.3
Common stock repurchases for taxes upon vesting of restricted stock	(1.2)	(0.6)
Payments on debt	(0.1)	(0.1)
Other	0.1	—

Net cash used in financing activities	(0.9)	(0.4)

Capital Resources

Our sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and our credit facility. We have a cash equivalents balance of $128.5 million and $66 million of borrowing available under our existing credit facility as of March 26, 2010. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives for the remainder of 2010. The rate of economic recovery is uncertain and accordingly, our investments are paced to correspond with a sustainable economic recovery. We will continue to closely monitor expenses and capital expenditures. We believe we are well positioned to generate positive operating cash flows, fund opportunities to expand our presence, and take advantage of sustained economic growth.

We have a credit agreement with Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC) and Bank of America, N.A., for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in June 2012. As of March 26, 2010, the maximum $80 million was available under the Revolving Credit Facility and $14.0 million of letters of credit have been issued against the facility, leaving an unused portion of $66.0 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The liquidity level is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts

Page - 16

Management’s Discussion and Analysis—(Continued)

subject to a control agreement benefiting the lenders. The amount available to borrow at March 26, 2010 was $66.0 million and the amount of cash and cash equivalents under control agreements was $130.0 million for a total of $196.0 million, which was well in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

We have agreements with certain financial institutions that allow us to restrict cash for the purpose of providing cash-backed instruments to our insurance carriers to satisfy workers’ compensation collateral needs. These instruments include cash-backed letters of credit, cash-backed bonds, cash held in trusts, as well as cash deposits held by our insurance carriers. At March 26, 2010, we had restricted cash held primarily by our insurance carriers totaling $121.7 million. The majority of our collateral is held by Chartis, a subsidiary of American International Group, Inc.

Included in cash and cash equivalents at March 26, 2010 and December 25, 2009 is cash held within branch cash dispensing machines (“CDMs”) for payment of temporary payrolls in the amount of $6.7 million and $8.9 million, respectively.

Workers’ Compensation Commitments, Insurance and Collateral

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	March 26,	December 25,
	2010	2009
Self insured workers’ compensation reserve	$169.1	$171.7
Excess claims reserve, net of valuation allowance (1)	18.1	17.8

Ending workers’ compensation reserve	187.2	189.5
Add back discount on reserves (2)	32.3	33.5
Less portion of workers’ compensation not requiring collateral (3)	(52.3)	(54.4)
Less excess claims reserve, net of valuation allowance (1)	(18.1)	(17.8)

Total Collateral Commitments	$149.1	$150.8

Components of collateral commitments:
Cash collateral held by insurance carriers	110.7	112.3
Letters of credit (4)	20.6	20.6
Surety bonds (5)	17.8	17.9

	149.1	150.8

(1)

The workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”) and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount the liability and corresponding receivable to their respective estimated net present values. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized from insurance companies that are insolvent. The valuation allowance as of March 26, 2010 and December 26, 2009 is $7.3 million and $6.8 million, respectively.

(2)	Our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.
(3)	Collateral posted with insurance carriers and various state entities in comparison to the estimated balance of unpaid claims.
(4)

We have agreements with certain financial institutions to issue letters of credit on our behalf under the Revolving Credit Facility totaling $14 million. Additionally, we had $6.6 million of letters of credit issued by a financial institution backed by restricted cash at both March 26, 2010 and December 25, 2009.

(5)

We had $3.0 and $3.8 million of restricted cash collateralizing our surety bonds at March 26, 2010 and December 25, 2009, respectively. Our surety bonds are issued by independent insurance companies on our behalf. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

Page - 17

Management’s Discussion and Analysis—(Continued)

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Our workers’ compensation reserves include estimated expenses related to self insured claims as well as those above our self-insured limits, and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability is incurred. At March 26, 2010 our reserves are discounted at rates ranging from 3.70% to 6.48%. Changes in the self insurance reserve estimates are reflected in the income statement in the period when the changes in estimates are made.

Workers’ compensation costs for the thirteen weeks ended March 26, 2010 was $7.9 million or approximately 3.3% of revenue compared to $8.9 million or approximately 3.9% of revenue for the same period in 2009. During the thirteen weeks ended March 26, 2010, we continued to experience reductions, net of discount, to the workers’ compensation reserves established in prior years of approximately $3.9 million as compared to $2.4 million for the same period in 2009. The continued improvement in workers’ compensation expense is primarily from the positive impact of various risk management programs in reducing accident rates and mitigating the ultimate cost of claims.

We generally anticipate that our workers’ compensation reserve and collateral obligations will grow as revenue grows. The claim payments are made over a weighted average period of approximately 6.0 years. Changes to the estimated weighted average lives and corresponding discount rates for actual payments made are reflected in the income statement in the period when the changes in estimates are made.

Contractual Obligations and Commitments

There have been no material changes during the period covered by this quarterly report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2009.

Summary of Critical Accounting Estimates

Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Form 10-K for the year ended December 25, 2009.

New Accounting Standards

There are no recent accounting pronouncements that are applicable to us.

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. A variety of

Page - 18

Management’s Discussion and Analysis—(Continued)

factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors , for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions, brand expansion, divestitures, revenue volumes and mix, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or regulations, availability of suitable temporary workers, our ability to react to a disaster recovery situation, availability of credit on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We discussed our interest rate risk and our foreign currency exchange risk in Part 1, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2009. There has been no material change since that time.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 26, 2010, our disclosure controls and procedures are effective.

During the fiscal quarter ended March 26, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-Q.

Page - 19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 of Notes to Condensed Consolidated Financial Statements found in Item 1 of Part I of this Form 10-Q.

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

Other than the risk factor set forth below titled, “Federal health care reform legislation may adversely affect our business and results of operations,” there have been no material changes in the risk factors set forth in our annual Report on Form I 0-K for fiscal 2009.

Federal health care reform legislation may adversely affect our business and results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws include a large number of health-related provisions to take effect over the next four years, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014, penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to raise the rates we charge our customers to cover this expense, such increases in expense could be large enough to materially impact our financial results.

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

Page - 20

Our workers’ compensation insurance policies are with various insurance subsidiaries of Chartis, a subsidiary of American International Group, Inc. Chartis holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies. We also rely on Chartis to provide state-mandated statutory workers’ compensation coverage, employers’ liability coverage, auto coverage, and general liability coverage. While we have not experienced a loss of collateral with any of the prior insurance companies that have entered liquidation, if Chartis were to experience financial problems, our restricted cash deposits, letters of credit, and/or our workers’ compensation or other coverage at Chartis could be at risk. The loss of the cash deposits and letters of credit would have a material negative impact on our balance sheet and could require us to seek additional sources of capital to pay our accrued workers’ compensation claims. These additional sources of financing may not be available on commercially reasonable terms, or at all. The loss of our workers’ compensation coverage would prevent us from doing business in the majority of our markets.

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

Page - 21

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

Page - 22

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

Page - 23

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

A significant portion of our revenue is derived from our operations in a limited number of states. Total revenue generated from operations in California, South Carolina, Washington, Texas and Florida, accounted for 48.6% of our overall revenue in 2009. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors.

Our results of operations can be dependent on revenue with major customers, and the loss of or substantial decline in revenue to a top customer could have a material adverse effect on our revenues, profitability and liquidity.

We have experienced increased customer concentration resulting from the decline in our total revenues coupled with an increase in revenue associated with The Boeing Company and parties affilitated with certain Boeing directed projects. The revenues associated with The Boeing Company and affiliates accounted for 13.4% of our total revenue for fiscal year 2009. A substantial amount of this revenue could lapse in 2010, which could have a significant negative impact on our profitability if not replaced with equally profitable revenue. The loss of, or reduced demand for our services related to this or other top customers could have a material adverse effect on our business, financial condition and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a large portion of our accounts receivable may be from a small number of customers.

International operations will burden our resources and may fail to generate a substantial increase in revenue.

As of March 26, 2010, we had 36 branches outside the United States. Our international branch operations expose us to certain risks. These risks include those already discussed in connection with our domestic branch operations and also include risks related to fluctuations in the value of foreign currencies, the additional expense and risks inherent in operations in geographically and

Page - 24

culturally diverse locations, being subject to complex foreign tax laws and regulations. If we are not able to effectively manage those risks, our financial results could be harmed.

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

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 26, 2010.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
12/26/09 through 1/22/10	6,707	$14.85	—	$21.5 million
1/23/10 through 2/19/10	70,874	$14.44	—	$21.5 million
2/20/10 through 3/26/10	2,146	$14.08	—	$21.5 million

Total	79,727	$14.47	—

(1)

During the thirteen weeks ended March 26, 2010, we purchased 79,727 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.
(3)

Our Board of Directors authorized a $100 million share purchase program in April 2007 that does not have an expiration date. An additional $21.5 million may be purchased by us pursuant to this program. We did not purchase any shares of our common stock pursuant to this program during the thirteen weeks ended March 26, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Page - 25

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Page - 26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	4/30/10
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	4/30/10
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	4/30/10
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 27