Form 10-Q
period 2010-06-25
TrueBlue, Inc.
filed 2010-07-30
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 25, 2010

or

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

As of July 23, 2010, there were 44,047,308 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUEBLUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

(unaudited)

	June 25, 2010	December 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$140,927	$124,377
Accounts receivable, net of allowance for doubtful accounts of $6.5 and $6.6 million	115,822	105,246
Prepaid expenses, deposits and other current assets	8,060	9,079
Income tax receivable	3,953	1,399
Deferred income taxes	5,181	7,962

Total current assets	273,943	248,063
Property and equipment, net	55,965	60,353
Restricted cash	114,464	124,012
Deferred income taxes	6,629	6,630
Goodwill	36,960	36,960
Intangible assets, net	21,879	23,241
Other assets, net	19,619	18,870

Total assets	$529,459	$518,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$17,623	$18,029
Accrued wages and benefits	27,230	21,728
Current portion of workers’ compensation claims reserve	41,754	44,775
Other current liabilities	400	303

Total current liabilities	87,007	84,835
Workers’ compensation claims reserve, less current portion	145,236	144,726
Other long-term liabilities	3,025	3,136

Total liabilities	235,268	232,697
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	0	0
Common stock, no par value, 100,000 shares authorized; 44,041 and 43,833 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,178	2,275
Retained earnings	292,012	283,156

Total shareholders’ equity	294,191	285,432

Total liabilities and shareholders’ equity	$529,459	$518,129

See accompanying notes to condensed consolidated financial statements

Page - 3

TRUEBLUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Revenue from services	$284,804	$247,011	$524,655	$471,425
Cost of services	208,974	174,181	387,700	335,924

Gross profit	75,830	72,830	136,955	135,501
Selling, general and administrative expenses	61,269	63,383	122,484	131,694
Depreciation and amortization	3,919	4,280	8,014	8,425

Income (loss) from operations	10,642	5,167	6,457	(4,618)
Interest expense	(426)	(433)	(731)	(531)
Interest and other income	616	1,145	1,249	2,444

Interest and other income, net	190	712	518	1,913

Income (loss) before tax benefit	10,832	5,879	6,975	(2,705)
Income tax expense (benefit)	2,911	2,149	1,314	(1,132)

Net income (loss)	$7,921	$3,730	$5,661	$(1,573)

Net income (loss) per common share:
Basic	$0.18	$0.09	$0.13	$(0.04)
Diluted	$0.18	$0.09	$0.13	$(0.04)
Weighted average shares outstanding:
Basic	43,223	42,836	43,160	42,759
Diluted	43,502	42,921	43,439	42,759

See accompanying notes to condensed consolidated financial statements

Page - 4

TRUEBLUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Twenty-six weeks ended
	June 25, 2010	June 26, 2009
Cash flows from operating activities:
Net income (loss)	$5,661	$(1,573)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,014	8,425
Provision for doubtful accounts	4,328	6,444
Stock-based compensation	3,915	4,024
Deferred income taxes	2,782	3,561
Other operating activities	63	1,181
Changes in operating assets and liabilities:
Accounts receivable	(14,904)	(9,490)
Income taxes	(2,450)	7,610
Other assets	312	(1,143)
Accounts payable and other accrued expenses	(406)	(4,793)
Accrued wages and benefits	5,514	(985)
Workers’ compensation claims reserve	(2,511)	(5,406)
Other liabilities	167	(134)

Net cash provided by operating activities	10,485	7,721

Cash flows from investing activities:
Capital expenditures	(2,457)	(7,329)
Change in restricted cash	9,548	(3,026)
Other	29	(71)

Net cash provided by (used in) investing activities	7,120	(10,426)

Cash flows from financing activities:
Net proceeds from sale of stock through options and employee benefit plans	536	529
Common stock repurchases for taxes upon vesting of restricted stock	(1,360)	(749)
Payments on debt	(186)	(207)
Other	61	(960)

Net cash used in financing activities	(949)	(1,387)

Effect of exchange rates on cash	(106)	(68)

Net change in cash and cash equivalents	16,550	(4,160)
CASH AND CASH EQUIVALENTS, beginning of period	124,377	108,102

CASH AND CASH EQUIVALENTS, end of period	$140,927	$103,942

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$524	$431
Income taxes	$419	$(11,493)

See accompanying notes to condensed consolidated financial statements

Page - 5

Notes to Condensed Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited condensed consolidated financial statements (“financial statements”) are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited financial statements reflect all adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2009. The same accounting policies are followed for preparing quarterly and annual financial information.

Operating results for the twenty-six weeks ended June 25, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. Additionally, our 2010 fiscal year ending December 31, 2010, will include 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

Reclassifications

Certain amounts in the financial statements for the twenty-six weeks ended June 26, 2009 have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on the operating results of either period.

Subsequent events

We evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day these financial statements were issued.

NOTE 2: FAIR VALUE MEASUREMENT

The carrying value of our cash and cash equivalents, restricted cash, and accounts receivable approximates fair value due to their short term nature.

Our cash equivalents are classified within Level 1 of the fair value hierarchy. As of June 25, 2010 and December 25, 2009, our Level 1 cash equivalents consisted of money market accounts totaling $101.8 million and $61.7 million, respectively, and were recorded as Cash and cash equivalents in our Condensed Consolidated Balance Sheets. We had no Level 2 or Level 3 investments as of June 25, 2010 or December 25, 2009.

NOTE 3: RESTRICTED CASH

Restricted cash consists primarily of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. The collateral typically takes the form of cash and cash-backed instruments. The majority of our collateral is held by Chartis, a subsidiary of American International Group, Inc.

The following is a summary of restricted cash (in millions):

	June 25, 2010	December 25, 2009
Cash collateral held by insurance carriers	$106.0	$112.3
Cash-backed letters of credit	4.1	6.6
Cash-backed surety bonds	3.0	3.8
Other	1.4	1.3

Total restricted cash	$114.5	$124.0

Page - 6

Notes to Condensed Consolidated Financial Statements—(Continued)

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	June 25, 2010	December 25, 2009
Buildings and land	$23.6	$23.7
Computers and software	68.5	66.6
Cash dispensing machines	12.2	12.2
Furniture and equipment	8.7	8.9
Construction in progress	2.4	2.4

	115.4	113.8
Less accumulated depreciation and amortization	(59.4)	(53.4)

	$56.0	$60.4

Construction in progress consists primarily of internally developed software. As of June 25, 2010 and December 25, 2009, capitalized software costs, net of accumulated amortization, were $33.5 million and $35.7 million, respectively, excluding amounts in Construction in progress.

Depreciation and amortization of Property and equipment totaled $3.2 million and $3.5 million for the thirteen weeks ended June 25, 2010 and June 26, 2009, respectively. Depreciation and amortization of Property and equipment totaled $6.6 million and $6.9 million for the twenty-six weeks ended June 25, 2010 and June 26, 2009, respectively.

NOTE 5: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill (in millions):

	June 25, 2010			December 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$18.0	$(5.2)	$12.8	$18.0	$(4.2)	$13.8
Trade name/trademarks	3.0	(0.8)	2.2	3.0	(0.6)	2.4
Non-compete agreements	2.2	(1.1)	1.1	2.3	(1.0)	1.3

	$23.2	$(7.1)	$16.1	$23.3	$(5.8)	$17.5

Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	$—	$5.8	$5.8	$—	$5.8

(1)	Excludes intangible assets that are fully amortized.

Total amortization expense was $0.7 million and $0.8 million for the thirteen weeks ended June 25, 2010 and June 26, 2009, respectively. Amortization expense was $1.4 million and $1.5 million for the twenty-six weeks ended June 25, 2010 and June 26, 2009, respectively.

Amortization expense of intangible assets for the next five years and thereafter is as follows (in millions):

Remainder of 2010	$1.3
2011	2.7
2012	2.7
2013	2.4
2014	2.3
Thereafter	4.7

$16.1

Page - 7

Notes to Condensed Consolidated Financial Statements—(Continued)

NOTE 6: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Our workers’ compensation insurance policies are renewed annually. We renewed our coverage with Chartis effective July 1, 2010 for the period July 2010 to July 2011. For all prior periods, we had coverage with Chartis and other insurance providers. However, we have full liability for all further payments on claims that originated between January 2001 and June 2003, without recourse to any third-party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Changes in the self-insurance reserve estimates are reflected in the income statement in the period when the changes in estimates are made.

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 25, 2010, the weighted average rate was 3.7%. The claim payments are made over a weighted average period of approximately 6.0 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with the insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 25, 2010, the weighted average rate was 5.1%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over a weighted average period of approximately 18.5 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $25.9 million and $24.7 million as of June 25, 2010 and December 25, 2009, respectively.

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Our valuation allowance against receivables from Troubled Insurance Companies as of June 25, 2010 and December 25, 2009 is $7.3 million and $6.8 million, respectively.

Our total discounted workers’ compensation claims reserves were $187.0 million and $189.5 million as of June 25, 2010 and December 25, 2009, respectively. Workers’ compensation expense totaling $10.4 million and $6.8 million was recorded for the thirteen weeks ended June 25, 2010 and June 26, 2009, respectively. Workers’ compensation expense totaling $18.3 million and $15.7 million was recorded for the twenty-six weeks ended June 25, 2010 and June 26, 2009, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

We have a credit agreement with Wells Fargo Capital Finance (fomerly known as Wells Fargo Foothill, LLC) and Bank of America, N.A. for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in June 2012. As of June 25, 2010, the maximum $80 million was available under the Revolving Credit Facility and $13.7 million of letters of credit have been issued against the facility, leaving an unused portion of $66.3 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The amount we were entitled to borrow at June 25, 2010 was $66.3 million and the amount of cash and cash equivalents under control agreements was $142.8 million for a total of $209.1 million, which was in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Page - 8

Notes to Condensed Consolidated Financial Statements—(Continued)

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

Workers’ compensation commitments

Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, letters of credit, and/or surety bonds. The letters of credit bear fixed annual fees of 2.5%. Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier but do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

At June 25, 2010 and December 25, 2009 we had provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	June 25, 2010	December 25, 2009
Cash collateral held by insurance carriers	$106.0	$112.3
Letters of credit (1)	17.8	20.6
Surety bonds (2)	17.5	17.9

Total collateral commitments	$141.3	$150.8

(1)

Letters of credit include $13.7 million and $14.0 million issued under our Revolving Credit Facility and $4.1 million and $6.6 million issued by another financial institution at June 25, 2010 and December 25, 2009, respectively.

(2)	We had $3.0 million and $3.8 of restricted cash collateralizing our surety bonds at June 25, 2010 and December 25, 2009, respectively.

Legal contingencies and developments

We are involved in various proceedings arising in the normal course of conducting business. We believe the amounts provided in our financial statements are adequate in consideration of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

NOTE 8: STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include restricted stock awards, performance share units, stock options, and shares purchased under an employee stock purchase plan (“ESPP”).

Total stock-based compensation expense was (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Restricted stock and performance share units expense	$1.3	$1.1	$3.2	$3.2
Stock option expense	0.2	0.3	0.6	0.6
ESPP expense	—	0.1	0.1	0.2

Total stock-based compensation	$1.5	$1.5	$3.9	$4.0

Restricted stock and performance share units

Restricted stock is granted to officers and key employees and vests annually over periods ranging from three to four years. Restricted stock granted to our directors vests immediately. Restricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period for the awards that are expected to vest.

In February 2010, the Compensation Committee awarded performance share units under the 2005 Long-term Equity Incentive Plan to certain executives. Vesting of the performance share units is contingent upon the Company’s achievement of revenue and profitability goals at the end of each three-year performance period. Compensation expense, based on the estimated performance payout, is recognized ratably over the performance period. Our estimate of the performance payout is reviewed and adjusted as appropriate each quarter.

Page - 9

Notes to Condensed Consolidated Financial Statements—(Continued)

Restricted stock and performance share units activity was (shares in thousands):

	Twenty-six weeks ended June 25, 2010
	Shares	Price (1)
Nonvested at beginning of period	869	$12.74
Granted	240	$14.62
Vested	(286)	$14.19
Forfeited	(20)	$12.44

Nonvested at the end of the period	803	$12.97

(1)	Weighted average market price on grant date.

As of June 25, 2010, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $8.5 million, which is expected to be recognized over a weighted average period of 1.6 years through 2014. As of June 25, 2010, total unrecognized stock-based compensation expense related to performance share units was approximately $1.7 million of which $1.1 million is currently estimated to be recognized through 2013.

Stock options

We have stock option and incentive plans for directors, officers, and certain employees, which provide for nonqualified stock options and incentive stock options.

Stock option activity follows (shares in thousands):

	Twenty-six weeks ended June 25, 2010
	Shares	Price (1)
Outstanding, December 25, 2009	1,081	$15.32
Granted	63	$14.56
Exercised	(10)	$9.27
Expired/Forfeited	(2)	$11.94

Outstanding, June 25, 2010	1,132	$15.56

Exercisable, June 25, 2010	622
Options expected to vest, June 25, 2010	495

(1)	Weighted average exercise price.

Page - 10

Notes to Condensed Consolidated Financial Statements—(Continued)

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Twenty-six weeks ended
	June 25, 2010	June 26, 2009
Expected life (in years)	3.36	3.35
Expected volatility	59.6%	53.0%
Risk-free interest rate	1.3%	1.4%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$6.24	$3.52

As of June 25, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.8 million, which is expected to be recognized over a weighted average period of 1.4 years through 2012.

Employee stock purchase plan

Under the 1996 Employee Stock Purchase Plan (“1996 ESPP”), 1.9 million shares of common stock have been reserved for purchase, of which 1.7 million shares have been purchased. During the twenty-six weeks ended June 25, 2010 and June 26, 2009, participants purchased 39,000 and 83,000 shares in the 1996 ESPP for cash proceeds of $0.4 million and $0.5 million, respectively. On May 12, 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (“2010 ESPP”). Effective July 1, 2010, ESPP purchases will be made from the 1,000,000 shares reserved for purchase in the 2010 ESPP and no further purchases will be made pursuant to the 1996 ESPP.

NOTE 9: INCOME TAXES

The effective tax rate was 26.9% and 18.8% respectively, for the thirteen and twenty-six weeks ended June 25, 2010. During the quarter ended June 25, 2010, we recognized $1.3 million in tax benefit related to the favorable development of a prior period tax matter. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non-recurring benefits, results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses. As of June 25, 2010 and December 25, 2009, we had unrecognized tax benefits of $2.0 million and $1.8 million, respectively.

NOTE 10: NET INCOME (LOSS) PER SHARE

Adjusted net income (loss) and diluted common shares were calculated as follows (in millions except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net income (loss)	$7.9	$3.7	$5.7	$(1.6)

Weighted average number of common shares used in basic net loss per common share	43.2	42.8	43.2	42.8
Dilutive effect of outstanding stock options and non-vested restricted stock	0.3	0.1	0.2	—

Weighted average number of common shares used in diluted net loss per common share	43.5	42.9	43.4	42.8

Net income (loss) per common share:
Basic	$0.18	$0.09	$0.13	$(0.04)
Diluted	$0.18	$0.09	$0.13	$(0.04)
Antidilutive stock options and other	0.9	1.7	0.7	1.9

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

Page - 11

Notes to Condensed Consolidated Financial Statements—(Continued)

Antidilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented. Antidilutive shares also include in-the-money options and unvested restricted stock for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented. For the twenty-six weeks ended June 26, 2009, we incurred a net loss of $1.6 million. A net loss causes all outstanding stock options and restricted share awards to be antidilutive (that is, the potential dilution would decrease the loss per share). As a result, the basic and dilutive losses per common share are the same for the twenty-six weeks ended June 26, 2009.

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

Revenue for the quarter was $284.8 million, an increase of 15.3% compared to revenue for the second quarter of 2009. The strong revenue growth during the second quarter of 2010 was primarily driven by same branch revenue growth across most major geographies and significant industries we serve, with the exception of construction. Same branch revenue growth for the quarter was 17.1% as compared to the same quarter in 2009. Excluding the impact from our largest customer, The Boeing Company and affiliates, same branch revenue for the quarter would have improved by 23.1%.

Our revenue growth combined with our disciplined management of costs, resulted in substantial profit growth. Net income for the quarter was $7.9 million or $0.18 per diluted share, compared to $3.7 million or $0.09 per diluted share for the second quarter of 2009. Included in net income was a $1.3 million or $0.03 per diluted share of income tax benefit related to the favorable development of a prior period tax matter.

During the second quarter of 2010, we closed a net of 8 branches. We had 739 branches in operation at the end of the quarter.

Results of Operations

The following table presents selected financial data ($ in millions, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Revenue from services	$284.8	$247.0	$524.7	$471.4
Total revenue growth (decline) %	15.3%	(33.4%)	11.3%	(32.1%)
Same branch revenue growth (decline) %	17.1%	(27.4%)	14.5%	(29.6%)
Gross profit as a % of revenue	26.6%	29.5%	26.1%	28.7%
Operating expenses as a % of revenue	22.9%	27.4%	24.9%	29.7%
Income (loss) from operations	$10.6	$5.2	$6.5	$(4.6)
Income (loss) from operations as a % of revenue	3.7%	2.1%	1.2%	(1.0%)
Net income (loss)	$7.9	$3.7	$5.7	$(1.6)
Net income (loss) per diluted share	$0.18	$0.09	$0.13	$(0.04)

We experienced widespread improving revenue trends during the second quarter of 2010. Trends improved across the major industries we serve with the exception of construction. Likewise, we experienced improving trends across most geographic areas. Revenue for the quarter was $284.8 million, an increase of 15.3% compared to the same quarter in 2009.

Page - 13

The following table presents the components in our total revenue growth (decline):

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Major Revenue Trends:
Organic revenue growth (decline)	15.3%	(34.2%)	11.3%	(32.9%)
Acquisitions within last 12 months	—	0.8%	—	0.8%

Total revenue growth (decline)	15.3%	(33.4%)	11.3%	(32.1%)

Organic Revenue Trends (1):
Same branch (2)	17.1%	(27.4%)	14.5%	(29.6%)
Same branch excluding largest customer (3)	23.1%	(34.3%)	13.3%	33.1%
New branches (4)	1.2%	0.2%	1.1%	0.2%
Closed branches	(3.0%)	(8.2%)	(4.2%)	(6.7%)
Currency and other	0.5%	(0.4%)	0.5%	(0.6%)

(1)

Percentages for organic revenue components do not sum to total organic revenue growth (decline) as same branch growth is determined off a revenue base of branches open for 12 or more months, whereas other organic revenue growth components are measured off a total revenue base.

(2)	Same branch revenue is defined as those branches opened one year or longer.
(3)	Excludes revenue from The Boeing Company and affiliates.
(4)	New branches are defined as those branches opened less than one year.

Our quarterly and monthly same branch revenue trends in comparison with the same period in the prior year are as follows:

	Same Branch Growth/(Decline)
	2010	2009
First Quarter	11.5%	(32.8%)
Second Quarter	17.1%	(27.4%)
April	18.3%	(31.2%)
May	22.9%	(29.3%)
June	11.9%	(23.9%)

The improvement in our year-over-year monthly same branch revenue trends was due primarily to increased demand from our customers in conjuction with the economic recovery. Our monthly same branch revenue trends for the second quarter of 2010 were impacted by two key events. First, our year-over-year revenue growth was negatively impacted by a decline in revenue from our largest customer, The Boeing Company and affiliates. Second, we started and completed a large but short-term industrial, skilled trades project. Excluding the impact of the revenue decline from The Boeing Company and affiliates from our monthly trends and the benefit of the industrial skilled trades project from the month of May, our monthly same branch revenue growth was about 20% throughout the quarter.

Gross profit

Gross profit was as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Gross profit	$75.8	$72.8	$137.0	$135.5
Gross profit as a % of revenue	26.6%	29.5%	26.1%	28.7%

Gross profit as a percentage of revenue for the thirteen weeks and the twenty-six weeks of 2010 declined as compared to the same periods in 2009. The decline in gross margin in 2010 as compared to 2009 is primarily due to a combination of increased state unemployment taxes, an increase in the mix of lower gross margin light industrial and large customer work, a price reduction offered to our largest customer in the latter half of 2009, and increased workers’ compensation expense. Workers’ compensation expense was 3.7% for the second quarter of 2010 versus 2.8% for the second quarter of 2009. The increase in workers’ compensation expense as a percentage of revenue was due to a smaller reversal to the workers’ compensation reserves as compared to the second quarter of 2009, combined with a larger revenue base in the second quarter of 2010 which diminished the impact of the reversal as a percentage of revenue.

Page - 14

Our gross margin for the second quarter of 2010 improved over the first quarter 2010 gross margin of 25.5% as a result of disciplined price management.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Selling, general and administrative expenses	$61.3	$63.4	$122.5	$131.7
Percentage of revenue	21.5%	25.7%	23.3%	27.9%

SG&A expenses declined by 3.3% and 7.0% for the thirteen and twenty-six weeks ended June 25, 2010, respectively, compared to the same thirteen and twenty-six weeks ended June 26, 2009. This decrease is largely the result of the aggressive cost management actions taken across the organization in 2009, including the closure of 48 branches over the past twelve months, the consolidation of branch management, field management, and substantially all back office support activities, as well as the reduction of various program expenses. Cost management will remain a focus during this economic recovery. Additionally, we leveraged our lower cost structure across more revenue for the first and second quarters of 2010 as compared to the same periods in 2009, resulting in a lower SG&A as a percentage of revenue.

Depreciation, interest and income taxes

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Depreciation and amortization	$3.9	$4.3	$8.0	$8.4
Interest and other income, net	$0.2	$0.7	$0.5	$1.9
Effective income tax rate	26.9%	36.6%	18.8%	41.8%

The decrease in interest and other income is primarily related to lower investment yields.

Our effective tax rate on earnings for the twenty-six weeks ended June 25, 2010 was 18.8%, compared to 41.8% for the same period in 2009. The decrease to the effective tax rate is primarily due to a $1.3 million tax benefit related to the favorable development of a prior period tax matter. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non-recurring benefits, results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses.

Results of Operations Future Outlook

The following highlights represent our expectations in regard to operating trends for fiscal year 2010. These expectations are subject to revision as our business changes with the overall economy:

•

We expect improved revenue performance compared to 2009. This is based on the widespread improvement in our revenue trends during the first half of 2010. Trends improved across most major geographies and significant industries we serve with the exception of construction. However, our improved revenue performance will be partially offset by reduced revenue from our largest customer Boeing and affiliated companies (“Boeing”). Revenue from Boeing in the second quarter of 2010 was $28 million and we expect Boeing revenue to be approximately $20 million in the third quarter of 2010. We do not have an estimate of Boeing revenue beyond the third quarter of 2010; however, we do not expect our Boeing revenue in future quarters to exceed our revenue estimate for the third quarter of 2010.

•

Our 2010 fiscal year ending December 31, 2010 is a 53 week year which results in our fiscal fourth quarter containing 14 weeks versus the customary fiscal quarter that contains 13 weeks. We expect the extra week in the 2010 fiscal year to increase our annual revenue by approximately 1% in comparison with the prior year. However, since the extra week in 2010 is our lowest revenue week of the year, we do not expect it to significantly impact our level of profitability.

Page - 15

•

We expect competitive pricing pressure to continue throughout 2010. However, we have put in place various programs to improve our gross margin and offset a variety of factors pressuring our gross margin.

•

Our top priority is improving same branch revenue which produces strong incremental operating margins as we leverage our fixed cost structure across additional same branch revenue. While we do incur some variable SG&A on additional same branch revenue, we will continue to diligently manage our fixed cost structure to meet our goal of producing a 20% incremental operating margin on additional same branch revenue.

•

As the economy grows, we will continue to evaluate opportunities to expand our market presence. All of our multi-location brands have opportunities to expand through new physical locations or by sharing existing locations. We plan to build on our success with centralized recruitment and dispatch of our temporary workers to locations without physical branches. We will also evaluate strategic acquisitions in the blue-collar staffing market that can produce strong returns on investment. Our focus is on acquisitions which can accelerate the building of a national presence for a particular brand or that provide an opportunity to serve a new, but sizable portion of the blue-collar staffing market.

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, seasonal sales patterns and profit margins.

Cash Flows from Operating Activities

Our cash flows provided by operating activities were as follows (in millions):

	Twenty-six weeks ended
	June 25, 2010	June 26, 2009
Net income (loss)	$5.7	$(1.6)
Depreciation and amortization	8.0	8.4
Provision for doubtful accounts	4.3	6.4
Stock-based compensation	3.9	4.0
Deferred income taxes	2.8	3.6
Other operating activities	0.1	1.2
Changes in operating assets and liabilities:
Accounts receivable	(14.9)	(9.5)
Income taxes	(2.5)	7.6
Accounts payable and other accrued expenses	(0.4)	(4.8)
Accrued wages and benefits	5.5	(1.0)
Workers’ compensation claims reserve	(2.5)	(5.4)
Other assets and liabilities	0.5	(1.2)

Net cash provided by operating activities	$10.5	$7.7

•

Changes in accounts receivable during 2010 are primarily due to increased revenue. Conversely, changes to accounts receivable during 2009 were primarily due to the economic recession and the resulting decrease in revenues coupled with slower payments from customers.

•

Changes in accounts payable and other accrued expenses during 2010 are primarily due to cost containment as same branch revenues improved. Changes in 2009 are primarily due to cost reductions in response to the economic recession.

•

Changes in accrued wages and benefits during 2010 are primarily due to increased accrued payroll taxes associated with increased revenue and corresponding increases to temporary labor payroll expense during the second quarter due to the economic recovery, as well as increased unemployment tax rates for 2010. Conversely during 2009, accrued payroll taxes decreased due to the decline in payroll expense during the second quarter due to the economic recession.

•

Generally, our workers’ compensation reserve for estimated claims increases as we increase temporary labor services provided, offset by timing of claim payments and reversals to reserves established in prior years due to the success of our accident prevention programs. Our accident prevention programs continue to positively impact our workers’ compensation reserves.

Page - 16

•

Changes in income tax during 2010 are primarily due to a $1.3 million income tax benefit related to the favorable development of a prior period tax matter coupled with tax refunds claimed for realized temporary worker related tax credits. Changes in net income tax receivable during 2009 are primarily due to a $13 million federal tax refund received.

•

The change in net deferred tax assets relates primarily to decreases in the workers’ compensation reserve, acquisition related amortization, accelerated deductions for internally developed software, reserves and contingencies that are not deductible until paid.

Cash Flows from Investing Activities

Our cash flows used in investing activities were as follows (in millions):

	Twenty-six weeks ended
	June 25, 2010	June 26, 2009
Capital expenditures	$(2.5)	$(7.3)
Change in restricted cash	9.6	(3.0)
Other	—	(0.1)

Net cash provided by (used in) investing activities	$7.1	$(10.4)

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

Cash Flows from Financing Activities

Our cash flows used in financing activities were as follows (in millions):

	Twenty-six weeks ended
	June 25, 2010	June 26, 2009
Net proceeds from sale of stock through options and employee benefit plans	$0.5	$0.5
Common stock repurchases for taxes upon vesting of restricted stock	(1.4)	(0.7)
Payments on debt	(0.2)	(0.2)
Other	0.1	(1.0)

Net cash used in financing activities	(1.0)	(1.4)

Capital Resources

We have a credit agreement with Wells Fargo Capital Finance (formerly known as Wells Fargo Foothill, LLC) and Bank of America, N.A., for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in June 2012. As of June 25, 2010, the maximum $80 million was available under the Revolving Credit Facility and $13.7 million of letters of credit have been issued against the facility, leaving an unused portion of $66.3 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The amount available to borrow at June 25, 2010 was $66.3 million and the amount of cash and cash equivalents under control agreements was $142.8 million for a total of $209.1 million, which was well in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Page - 17

We have agreements with certain financial institutions that allow us to restrict cash for the purpose of providing cash-backed instruments to our insurance carriers to satisfy workers’ compensation collateral needs. These instruments include cash-backed letters of credit, cash-backed bonds, cash held in trusts, as well as cash deposits held by our insurance carriers. At June 25, 2010, we had restricted cash held primarily by our insurance carriers totaling $114.5 million. The majority of our collateral is held by Chartis, a subsidiary of American International Group, Inc.

Included in cash and cash equivalents at June 25, 2010 and December 25, 2009 is cash held within branch cash dispensing machines (“CDMs”) for payment of temporary payrolls in the amount of $8.3 million and $8.9 million, respectively.

Workers’ Compensation Commitments, Insurance and Collateral

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Our workers’ compensation insurance policies are renewed annually. We renewed our coverage with Chartis effective July 1, 2010 for the period July 2010 to July 2011. For all prior periods, we had coverage with Chartis and other insurance providers. However, we have full liability for all remaining payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004. Prior to 2001, we were insured by various carriers who are insolvent and for which we are substantially reserved against any claims above the deductible limit.

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	June 25, 2010	December 25, 2009
Total workers’ compensation reserve	$187.0	$189.5
Add back discount on reserves (1)	31.9	33.5
Less excess claims reserve (2)	(25.9)	(24.7)
Less portion of workers’ compensation not requiring collateral (3)	(51.7)	(47.5)

Total collateral commitments	$141.3	$150.8

Components of collateral commitments:
Cash collateral held by insurance carriers	106.0	112.3
Letters of credit (4)	17.8	20.6
Surety bonds (5)	17.5	17.9

	141.3	150.8

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.
(2)

Workers’ compensation reserve includes the estimated obligations for claims above our deductible limits. These are the responsibility of the insurance carriers against which there are no collateral requirements.

(3)	Collateral posted with insurance carriers and various state entities in comparison to the estimated balance of unpaid claims.
(4)

We have agreements with certain financial institutions to issue letters of credit as collateral. We had $4.1 million and $6.6 million of restricted cash collateralizing our letters of credit at June 25, 2010 and December 25, 2009, respectively.

(5)

We had $3.0 and $3.8 million of restricted cash collateralizing our surety bonds at June 25, 2010 and December 25, 2009, respectively. Our surety bonds are issued by independent insurance companies on our behalf. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment.

Page - 18

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 25, 2010, the weighted average rate was 3.7%. The claim payments are made over a weighted average period of approximately 6.0 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 25, 2010, the weighted average rate was 5.1%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over a weighted average period of approximately 18.5 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $25.9 million and $24.7 million as of June 25, 2010 and December 25, 2009, respectively.

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Our valuation allowance against receivables from Troubled Insurance Companies as of June 25, 2010 and December 25, 2009 is $7.3 million and $6.8 million, respectively.

Capital Resources Future Outlook

Our sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and our Revolving Credit Facility. We have a cash equivalents balance of $140.9 million and $66.3 million of borrowing available under our existing Revolving Credit Facility as of June 25, 2010. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives for the remainder of 2010. The rate of economic recovery is uncertain and accordingly, our investments are paced to correspond with a sustainable economic recovery. We will continue to closely monitor expenses and capital expenditures. We believe we are well positioned to generate positive operating cash flows, fund opportunities to expand our presence, and take advantage of sustained economic growth.

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

Page - 19

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors , for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions, brand expansion, divestitures, revenue volumes and mix, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or regulations, availability of suitable temporary workers, our ability to react to a disaster recovery situation, availability of credit on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of June 25, 2010, our disclosure controls and procedures are effective.

During the fiscal quarter ended June 25, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Other than the risk factor set forth below titled, “Federal health care reform legislation may adversely affect our business and results of operations,” there have been no material changes in the risk factors set forth in our annual Report on Form 10-K for fiscal 2009.

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

Page - 21

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

We maintain various types of insurance coverage to help offset the costs associated with certain risks to which we are exposed. We have previously experienced, and could again experience, changes in the insurance markets that result in significantly increased insurance costs and higher deductibles. For example, we are required to pay workers’ compensation benefits for our temporary and permanent employees. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers claims for a particular event above a $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per occurrence basis. We have secured coverage with Chartis for occurrences during the period from July 2009 to July 2010. Effective July 1, 2010, we renewed our coverage with Chartis for the policy year July 2010 to July 2011. Our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any future period. In the event we are not able to obtain workers’ compensation insurance, or any of our other insurance coverages, on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

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

Our workers’ compensation reserves include not only estimated expenses for claims within our deductible limit but also estimated expenses related to claims in excess of the deductible limits (“excess claims”). We record a receivable for the insurance coverage on excess claims. We have also recorded a valuation allowance against the insurance receivables from Legion and Reliance to reflect our best estimates of amounts we may not realize as a result of the liquidations of those insurers. The outcome of those liquidations is inherently uncertain and we may realize significantly less than currently estimated, in which case an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

Kemper Insurance Company (Kemper) provided coverage for occurrences commencing in 2001 through June 30, 2003. In December 2004, we executed a novation agreement pursuant to which we relinquished insurance coverage and assumed all further liability for all claims originating in the Kemper policy years. These claims are reserved for in the condensed consolidated financial statements. Although we believe our judgments and estimates are adequate, we cannot assure you that claims originating in the Kemper policy years will not experience unexpected adverse developments.

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

Page - 23

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

Page - 24

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

Our information technology systems are critical to the operations of our business and any material failure, inadequacy, interruption in service, or security failure could harm our ability to effectively operate our business.

The efficient operation of our business is dependent on externally and internally developed information technology systems. On an ongoing basis, we make significant investments in acquiring, developing and/or maintaining our information technology systems. We rely heavily on our information technology systems to manage our daily order entry, order fulfillment, pricing, and point-of-sale processes. The failure of our information technology systems, or of our ongoing development and maintenance efforts, to perform as we anticipate could disrupt our business and could result in decreased revenue, increased overhead costs and could require that we commit significant additional capital and management resources to resolve the issue, causing our business and results of operations to suffer materially. In addition, failure to protect the integrity and security of our customers’ and employees’ information could expose us to litigation and materially damage our standing with our customers.

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

As of June 25, 2010, we had 35 branches outside the United States. Our international branch operations expose us to certain risks. These risks include those already discussed in connection with our domestic branch operations and also include risks related to fluctuations in the value of foreign currencies, the additional expense and risks inherent in operations in geographically and culturally diverse locations, and being subject to complex foreign tax laws and regulations. If we are not able to effectively manage those risks, our financial results could be harmed.

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

A majority of our cash flow from operating activities is generated during the second and third quarters, which include the summer months. Unexpected events or developments such as natural disasters, manmade disasters and adverse economic conditions in our second and third quarters could have a material adverse effect on our operating cash flows.

The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

Page - 26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 25, 2010.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
3/27/10 through 4/23/10	1,670	$15.69	—	$21.5 million
4/24/10 through 5/21/10	9,810	$16.29	—	$21.5 million
5/22/10 through 6/25/10	1,695	$12.58	—	$21.5 million

Total	13,175	$15.73	—

(1)

During the thirteen weeks ended June 25, 2010, we purchased 13,175 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.
(3)

Our Board of Directors authorized a $100 million share purchase program in April 2007 that does not have an expiration date. An additional $21.5 million may be purchased by us pursuant to this program. We did not purchase any shares of our common stock pursuant to this program during the thirteen weeks ended June 25, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

4.2	2005 Long-Term Equity Plan, as amended, effective May 12, 2010 (1)

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 25, 2010, filed with the SEC on July 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). (2)

(1)	Incorporated by reference to our Registration Statement on Form S-8, filed on June 25, 2010 (001-14543).
(2)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Page - 27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ STEVEN C. COOPER	7/30/10
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ DERREK L. GAFFORD	7/30/10
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ NORMAN H. FREY	7/30/10
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 28