Form 10-Q
period 2010-09-24
TrueBlue, Inc.
filed 2010-10-29
CIK 768899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 24, 2010

or

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

Registrant’s telephone number, including area code:(253) 383-9101

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

As of October 22, 2010, there were 44,055,203 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUEBLUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

(unaudited)

	September 24, 2010	December 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$138,981	$124,377
Accounts receivable, net of allowance for doubtful accounts of $6.1 and $6.6 million	133,775	105,246
Prepaid expenses, deposits and other current assets	8,601	9,079
Income tax receivable	135	1,399
Deferred income taxes	5,130	7,962

Total current assets	286,622	248,063
Property and equipment, net	55,534	60,353
Restricted cash	117,654	124,012
Deferred income taxes	7,476	6,630
Goodwill	36,960	36,960
Intangible assets, net	21,203	23,241
Other assets, net	19,454	18,870

Total assets	$544,903	$518,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$19,518	$18,029
Accrued wages and benefits	26,285	21,728
Current portion of workers’ compensation claims reserve	41,947	44,775
Other current liabilities	399	303

Total current liabilities	88,149	84,835
Workers’ compensation claims reserve, less current portion	147,637	144,726
Other long-term liabilities	2,884	3,136

Total liabilities	238,670	232,697
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	0	0
Common stock, no par value, 100,000 shares authorized; 44,055 and 43,833 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,415	2,275
Retained earnings	303,817	283,156

Total shareholders’ equity	306,233	285,432

Total liabilities and shareholders’ equity	$544,903	$518,129

See accompanying notes to condensed consolidated financial statements

Page - 3

TRUEBLUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Revenue from services	$312,769	$284,843	$837,424	$756,268
Cost of services	228,181	202,220	615,882	538,144

Gross profit	84,588	82,623	221,542	218,124
Selling, general and administrative expenses	64,442	64,950	186,926	196,644
Depreciation and amortization	3,874	4,237	11,888	12,662

Income from operations	16,272	13,436	22,728	8,818
Interest expense	(439)	(466)	(1,169)	(997)
Interest and other income	583	706	1,832	3,150

Interest and other income, net	144	240	663	2,153

Income before tax expense	16,416	13,676	23,391	10,971
Income tax expense	6,197	5,437	7,511	4,305

Net income	$10,219	$8,239	$15,880	$6,666

Net income per common share:
Basic	$0.24	$0.19	$0.37	$0.16
Diluted	$0.23	$0.19	$0.37	$0.16
Weighted average shares outstanding:
Basic	43,269	42,906	43,196	42,808
Diluted	43,509	43,121	43,456	42,930

See accompanying notes to condensed consolidated financial statements

Page - 4

TRUEBLUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Thirty-nine weeks ended
	September 24, 2010	September 25, 2009
Cash flows from operating activities:
Net income	$15,880	$6,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,888	12,662
Provision for doubtful accounts	5,828	11,337
Stock-based compensation	5,412	5,597
Deferred income taxes	1,986	4,081
Other operating activities	(141)	1,037
Changes in operating assets and liabilities:
Accounts receivable	(34,357)	(36,873)
Income taxes	1,345	12,917
Other assets	253	(1,095)
Accounts payable and other accrued expenses	1,489	(4,225)
Accrued wages and benefits	4,560	1,803
Workers’ compensation claims reserve	83	(9,094)
Other liabilities	123	(152)

Net cash provided by operating activities	14,349	4,661

Cash flows from investing activities:
Capital expenditures	(5,256)	(10,540)
Change in restricted cash	6,358	(5,860)
Other	(297)	85

Net cash provided by (used in) investing activities	805	(16,315)

Cash flows from financing activities:
Net proceeds from sale of stock through options and employee benefit plans	755	838
Common stock repurchases for taxes upon vesting of restricted stock	(1,467)	(820)
Payments on debt	(282)	(304)
Other	48	(996)

Net cash used in financing activities	(946)	(1,282)

Effect of exchange rates on cash	396	356

Net change in cash and cash equivalents	14,604	(12,580)
CASH AND CASH EQUIVALENTS, beginning of period	124,377	108,102

CASH AND CASH EQUIVALENTS, end of period	$138,981	$95,522

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$861	$747
Income taxes	$3,525	$(13,131)

See accompanying notes to condensed consolidated financial statements

Page - 5

Notes to Condensed Consolidated Financial Statements

NOTE 1: ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited condensed consolidated financial statements (“financial statements”) are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited financial statements reflect all adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of our business, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. Additionally, our 2010 fiscal year ending December 31, 2010 will include 53 weeks, with the 53rd week falling in our fourth fiscal quarter. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2009. The same accounting policies are followed for preparing quarterly and annual financial information.

Reclassifications

Certain amounts in the financial statements for the thirty-nine weeks ended September 25, 2009 have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on the operating results of either period.

Subsequent events

We evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day these financial statements were issued.

NOTE 2: FAIR VALUE MEASUREMENT

The carrying value of our cash and cash equivalents, restricted cash, and accounts receivable approximates fair value due to their short term nature. Cash equivalents consist of money market funds and investments with original maturities of three months or less.

Our cash equivalents consisted of money market funds totaling $103.3 million and $61.7 million for September 24, 2010 and December 25, 2009, respectively. Our cash equivalents are classified within Level 1 of the fair value hierarchy. Level 1 assets and liabilities are valued based on quoted prices in active markets. We had no Level 2 or Level 3 investments as of September 24, 2010 or December 25, 2009.

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

The following is a summary of restricted cash (in millions):

	September 24, 2010	December 25, 2009
Cash collateral held by insurance carriers	$109.2	$112.3
Cash-backed letters of credit	4.1	6.6
Cash-backed surety bonds	3.0	3.8
Other	1.4	1.3

Total restricted cash	$117.7	$124.0

Page - 6

Notes to Condensed Consolidated Financial Statements—(Continued)

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	September 24, 2010	December 25, 2009
Buildings and land	$23.7	$23.7
Computers and software	70.4	66.6
Cash dispensing machines	12.2	12.2
Furniture and equipment	8.6	8.9
Construction in progress	3.0	2.4

	117.9	113.8
Less accumulated depreciation and amortization	(62.4)	(53.4)

	$55.5	$60.4

Capitalized software costs, net of accumulated amortization, were $33.3 million and $35.7 million as of September 24, 2010 and December 25, 2009 respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of internally developed software.

Depreciation and amortization of Property and equipment totaled $3.2 million and $3.4 million for the thirteen weeks ended September 24, 2010 and September 25, 2009, respectively. Depreciation and amortization of Property and equipment totaled $9.9 million and $10.3 million for the thirty-nine weeks ended September 24, 2010 and September 25, 2009, respectively.

NOTE 5: INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill (in millions):

	September 24, 2010			December 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$18.0	$(5.7)	$12.3	$18.0	$(4.2)	$13.8
Trade name/trademarks	3.0	(0.8)	2.2	3.0	(0.6)	2.4
Non-compete agreements	2.2	(1.3)	0.9	2.3	(1.1)	1.2

	$23.2	$(7.8)	$15.4	$23.3	$(5.9)	$17.4

Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	$—	$5.8	$5.8	$—	$5.8

(1)	Excludes intangible assets that are fully amortized.

Total amortization expense was $0.7 million and $0.8 million for the thirteen weeks ended September 24, 2010 and September 25, 2009, respectively. Amortization expense was $2.0 million and $2.3 million for the thirty-nine weeks ended September 24, 2010 and September 25, 2009, respectively.

Amortization expense of intangible assets for the next five years and thereafter is as follows (in millions):

Remainder of 2010	$0.7
2011	2.7
2012	2.7
2013	2.3
2014	2.3
Thereafter	4.7

$15.4

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

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 24, 2010, the weighted average rate was 3.5%. The claim payments are made over an estimated weighted average period of approximately 6.0 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 24, 2010, the weighted average rate was 5.1%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18.5 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $25.9 million and $24.7 million as of September 24, 2010 and December 25, 2009, respectively. The receivable for the insurance on excess claims is included in Other assets, net in the accompanying Consolidated Balance Sheets.

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance against substantially all of the insurance receivable to reflect amounts that may not be realized. Our valuation allowance against receivables from Troubled Insurance Companies as of September 24, 2010 and December 25, 2009 is $7.7 million and $6.8 million, respectively.

Our total discounted workers’ compensation claims reserves were $189.6 million and $189.5 million as of September 24, 2010 and December 25, 2009, respectively. Workers’ compensation expense totaling $12.7 million and $8.4 million was recorded for the thirteen weeks ended September 24, 2010 and September 25, 2009, respectively. Workers’ compensation expense totaling $31.0 million and $24.0 million was recorded for the thirty-nine weeks ended September 24, 2010 and September 25, 2009, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

We have a credit agreement with Wells Fargo Capital Finance (fomerly known as Wells Fargo Foothill, LLC) and Bank of America, N.A. for a secured revolving credit facility of up to a maximum amount of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in June 2012. As of September 24, 2010, the maximum $80 million was available under the Revolving Credit Facility and $13.7 million of letters of credit have been issued against the facility, leaving an unused portion of $66.3 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The amount we were entitled to borrow at September 24, 2010 was $66.3 million and the amount of cash and cash equivalents under control agreements was $141.3 million for a total of $207.6 million, which was in

Page - 8

Notes to Condensed Consolidated Financial Statements—(Continued)

excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

Workers’ compensation commitments

Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they would become responsible if we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, letters of credit, and/or surety bonds. On a regular basis these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Chartis holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies. Our surety bonds are issued by independent insurance companies on our behalf. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

At September 24, 2010 and December 25, 2009 we had provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	September 24, 2010	December 25, 2009
Cash collateral held by insurance carriers	$109.2	$112.3
Letters of credit (1)	17.8	20.6
Surety bonds (2)	17.5	17.9

Total collateral commitments	$144.5	$150.8

(1)

Letters of credit include $13.7 million and $14.0 million issued under our Revolving Credit Facility and $4.1 million and $6.6 million issued by another financial institution at September 24, 2010 and December 25, 2009, respectively.

(2)	We had $3.0 million and $3.8 of restricted cash collateralizing our surety bonds at September 24, 2010 and December 25, 2009, respectively.

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

Total stock-based compensation expense was (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Restricted stock and performance share units expense	$1.2	$1.2	$4.4	$4.4
Stock option expense	0.2	0.3	0.8	0.8
ESPP expense	0.1	0.1	0.2	0.4

Total stock-based compensation	$1.5	$1.6	$5.4	$5.6

Restricted stock and performance share units

Stock-based awards are issued under our 2005 Long-Term Equity Incentive Plan. Restricted stock is granted to officers and key employees and vests annually over periods ranging from three to four years. Stock granted to our directors vested immediately. Restricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period for the awards that are expected to vest.

In February 2010, the Compensation Committee awarded performance share units to certain executives. Vesting of the performance share units is contingent upon the Company’s achievement of revenue and profitability goals at the end of each three-

Page - 9

Notes to Condensed Consolidated Financial Statements—(Continued)

year performance period. Compensation expense, based on the estimated performance payout, is recognized ratably over the performance period. Our estimate of the performance payout is reviewed and adjusted as appropriate each quarter.

Restricted stock and performance share units activity was (shares in thousands):

	Thirty-nine weeks ended September 24, 2010
	Shares	Price (1)
Non-vested at beginning of period	869	$12.74
Granted	372	$14.54
Vested	(314)	$14.35
Forfeited	(30)	$12.62

Non-vested at the end of the period	897	$13.09

(1)	Weighted average market price on grant date.

As of September 24, 2010, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $7.8 million, which is expected to be recognized over a weighted average period of 1.5 years through 2014. As of September 24, 2010, total unrecognized stock-based compensation expense related to performance share units was approximately $1.6 million of which $1.0 million is currently estimated to be recognized through 2013.

Stock options

Our 2005 Long-Term Equity Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees.

Stock option activity follows (shares in thousands):

	Thirty-nine weeks ended September 24, 2010
	Shares	Price (1)
Outstanding, December 25, 2009	1,081	$15.32
Granted	63	$14.56
Exercised	(10)	$9.27
Expired/Forfeited	(2)	$11.94

Outstanding, September 24, 2010	1,132	$15.56

Exercisable, September 24, 2010	622
Options expected to vest, September 24, 2010	500

(1)	Weighted average exercise price.

Page - 10

Notes to Condensed Consolidated Financial Statements—(Continued)

A summary of the weighted average assumptions and results for stock options granted during the periods presented is as follows:

	Thirty-nine weeks ended
	September 24, 2010	September 25, 2009
Expected life (in years)	3.36	3.35
Expected volatility	59.6%	53.0%
Risk-free interest rate	1.3%	1.4%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted during the period	$6.24	$3.52

As of September 24, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.8 million, which is expected to be recognized over a weighted average period of 1.2 years through 2012.

Employee stock purchase plan

Our 2010 Employee Stock Purchase Plan (“2010 ESPP”) became effective on July 1, 2010, replacing our 2006 Employee Stock Purchase Plan, which expired on June 30, 2010. We have reserved for purchase under the 2010 ESPP 1.0 million shares of common stock. During the thirty-nine weeks ended September 24, 2010 and September 25, 2009, participants purchased 62,000 and 112,000 shares from the plans for cash proceeds of $0.7 million and $0.8 million, respectively.

NOTE 9: INCOME TAXES

The effective tax rate was 37.7% and 32.1% respectively, for the thirteen and thirty-nine weeks ended September 24, 2010. During the thirty-nine weeks ended September 24, 2010, we recognized $1.3 million in tax benefit related to the favorable development of a prior period tax matter. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non-recurring benefits, results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses. As of September 24, 2010 and December 25, 2009, we had unrecognized tax benefits of $2.0 million and $1.8 million, respectively.

NOTE 10: NET INCOME PER SHARE

Adjusted net income and diluted common shares were calculated as follows (in millions except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Net income	$10.2	$8.2	$15.9	$6.7

Weighted average number of common shares used in basic net income per common share	43.3	42.9	43.2	42.8
Dilutive effect of outstanding stock options and non-vested restricted stock	0.2	0.2	0.3	0.1

Weighted average number of common shares used in diluted net income per common share	43.5	43.1	43.5	42.9

Net income per common share:
Basic	$0.24	$0.19	$0.37	$0.16
Diluted	$0.23	$0.19	$0.37	$0.16
Antidilutive stock options and other	1.1	1.1	1.0	1.4

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common

Page - 11

Notes to Condensed Consolidated Financial Statements—(Continued)

shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding options and non-vested restricted stock except where their inclusion would be antidilutive.

Antidilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented. Antidilutive shares also include in-the-money options and non-vested restricted stock for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented.

Page - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the most recently filed Annual Report on Form 10-K for the fiscal year ended December 25, 2009. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors.”

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

Revenue for the quarter was $312.8 million, an increase of 9.8% compared to revenue for the third quarter of 2009. The strong revenue growth during the third quarter of 2010 was primarily driven by continued revenue growth across most major geographies and significant industries we serve, with the exception of construction. Excluding the negative impact of a decline in revenues from our largest customer, The Boeing Company and affiliates, revenue for the quarter increased 20.8% compared to revenue for the third quarter of 2009.

Businesses are increasing their use of temporary workers. We believe that continued economic uncertainty, increasing government regulation, and growing demand for workforce flexbility has increased the demand for temporary workers. We expect strong demand growth to continue during the fourth quarter of 2010.

Our revenue growth combined with our disciplined management of costs resulted in increased profitability. Net income for the quarter was $10.2 million or $0.23 per diluted share, compared to $8.2 million or $0.19 per diluted share for the third quarter of 2009.

During the third quarter of 2010, we reduced our branch network by 13 branches. We had 726 branches in operation at the end of the quarter.

Page - 13

Results of Operations

The following table presents selected financial data ($ in millions, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Revenue from services	$312.8	$284.8	$837.4	$756.3
Total revenue growth (decline) %	9.8%	(26.6%)	10.7%	(30.1%)
Gross profit as a % of revenue	27.0%	29.0%	26.5%	28.8%
Operating expenses as a % of revenue	21.8%	24.3%	23.7%	27.7%
Income from operations	$16.3	$13.4	$22.7	$8.8
Income from operations as a % of revenue	5.2%	4.7%	2.7%	1.2%
Net income	$10.2	$8.2	$15.9	$6.7
Net income per diluted share	$0.23	$0.19	$0.37	$0.16

Revenue

We experienced widespread improving revenue trends during the third quarter of 2010. Trends improved across the major industries we serve. Likewise, we experienced improving trends across most geographic areas. Revenue for the quarter was $312.8 million, an increase of 9.8% compared to the same quarter in 2009.

The following table presents the components in our total revenue growth (decline):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Revenue Trends (1)
Same branch (2)	11.1%	(18.8%)	13.2%	(25.8%)
Same branch excluding largest customer (3)	22.6%	(27.8%)	16.7%	(31.5%)
New branches (4)	1.1%	0.1%	1.1%	0.1%
Closed branches	(2.2%)	(9.1%)	(3.4%)	(7.4%)
Acquisitions within last 12 months (5)	—	—	—	1.8%
Currency and other	0.2%	(0.4%)	0.4%	(0.5%)

(1)

Percentages for revenue components do not sum to total revenue growth (decline) as same branch growth is determined off a revenue base of branches open for 12 or more months, whereas other revenue growth components are measured off a total revenue base.

(2)	Same branch revenue is defined as those branches opened one year or longer.
(3)	Excludes revenue from The Boeing Company and affiliates.
(4)	New branches are defined as those branches opened less than one year.
(5)

In April 2008 we acquired all of the stock of PMI. PMI was integrated into Spartan Staffing in fiscal 2009. In February 2008, we purchased substantially all the assets of TLC. We subsequently changed the name to Centerline.

Our quarterly and monthly same branch revenue trends in comparison with the same period in the prior year are as follows:

	Same Branch Growth/(Decline)
	2010	2009
First Quarter	11.5%	(32.8%)
Second Quarter	17.1%	(27.4%)
Third Quarter	11.1%	(18.8%)
July	9.3%	(20.2%)
August	10.3%	(18.4%)
September	13.1%	(18.1%)

The improvement in our year-over-year monthly same branch revenue trends was due primarily to increased demand from our customers in conjuction with the economic recovery. Our monthly same branch revenue trends for the third quarter of 2010 were negatively impacted by a decline in year-over-year revenue from our largest customer, The Boeing Company and affiliates (“Boeing).

Page - 14

Excluding the impact of the revenue decline from Boeing, same branch revenue decline would have been 2.9% for the first quarter, 23.1% for the second quarter and 22.6% for the third quarter of 2010. As expected, revenue from Boeing has declined from its peak in the third quarter of 2009 to approximately $23 million in the third quarter of 2010.

Gross profit

Gross profit was as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Gross profit	$84.6	$82.6	$221.5	$218.1
Gross profit as a % of revenue	27.0%	29.0%	26.5%	28.8%

Gross profit as a percentage of revenue for the thirteen weeks and the thirty-nine weeks of 2010 declined as compared to the same periods in 2009. The decline in gross margin in 2010 as compared to 2009 is primarily due to an increase in the mix of lower gross margin manufacturing and large customer work, net of Boeing, increased cost of our temporary workers and increased workers’ compensation expense.

The increased cost of our temporary workers results primarily from increased state unemployment taxes. The unemployment tax increases have in part been passed through to our customers. However, in most cases, the pass through did not include our standard markup. Increased cost of our temporary workers has also been partially offset by the incentives from the Hiring Incentives to Restore Employment (HIRE) Act which was enacted in March of 2010. The HIRE Act provides incentives for hiring and retaining workers by exempting the employer share of the social security tax on wages paid to qualified individuals beginning after March 18, 2010 and ending on December 31, 2010. We recognized $1.2 million or 0.4% of revenue in tax credits related to the HIRE Act during the third quarter.

Workers’ compensation expense was 4.0% of revenue for the third quarter of 2010 versus 2.9% of revenue for the third quarter of 2009. The actual settlement cost of workers’ compensation claims continues to be less than previously estimated due primarily to the success of our risk management programs. The success of these programs has resulted in reducing prior estimated claim settlement costs. However, those reductions were less in the third quarter of 2010 as compared to 2009 resulting in increased workers’ compensation expense as a percent of revenue.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Selling, general and administrative expenses	$64.4	$65.0	$186.9	$196.6
Percentage of revenue	20.6%	22.8%	22.3%	26.0%

The decline in SG&A as a percentage of revenue was the result of leveraging a lower cost structure across more revenue for the three quarters of 2010 as compared to the same periods in 2009. We remain focused on improving same branch revenue which produces strong incremental operating margins as we leverage our fixed cost structure. SG&A expenses declined by 0.8% and 4.8% for the thirteen and thirty-nine weeks ended September 24, 2010, respectively, compared to the same thirteen and thirty-nine weeks ended September 25, 2009. This decrease is largely the result of the aggressive cost management actions taken across the organization in 2009, including the consolidation of branches, branch management, field management, and substantially all back office support activities, as well as the reduction of various program expenses in response to the recession.

Page - 15

Depreciation, interest and income taxes

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Depreciation and amortization	$3.9	$4.2	$11.9	$12.7
Interest and other income, net	$0.1	$0.2	$0.7	$2.2
Effective income tax rate	37.7%	39.8%	32.1%	39.2%

Our effective tax rate on earnings for the thirty-nine weeks ended September 24, 2010 was 32.1%, compared to 39.2% for the same period in 2009. The decrease to the effective tax rate is primarily due to a $1.3 million tax benefit related to the favorable development of a prior period tax matter. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate, excluding the recognition of non-recurring benefits, results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses.

Results of Operations Future Outlook

The following highlights represent our expectations in regard to operating trends for fiscal year 2010. These expectations are subject to revision as our business changes with the overall economy:

•

We expect continued revenue growth compared to 2009. This is based on the widespread improvement in our revenue trends during the thirty-nine weeks of 2010. Trends improved across most major geographies and significant industries. However, our improved revenue performance will be partially offset by reduced revenue from our largest customer Boeing and affiliated companies (“Boeing”). Revenue from Boeing in the third quarter of 2010 was $23 million and we expect Boeing revenue to be approximately $20 million in the fourth quarter of 2010.

•

Our 2010 fiscal year ending December 31, 2010 is a 53 week year which results in our fiscal fourth quarter containing 14 weeks versus the customary fiscal quarter that contains 13 weeks. We expect the extra week in the 2010 fiscal year to increase our annual revenue by approximately 1% and our revenue for the fourth quarter of 2010 by 4%, in comparison with their respective prior year periods. However, since the extra week in 2010 is our lowest revenue week of the year, we do not expect it to significantly impact our level of profitability.

•

We expect federal and state unemployment taxes to increase again in 2011. We have put in place programs to pass these costs through to our customers commencing in 2011. Until the economy fully recovers, we expect continued increases to our unemployment taxes and customer resistance to price increases.

•

We expect continued benefits from the HIRE Act for hiring and retaining workers which qualify for certain payroll tax exemptions in the fourth quarter of 2010. We expect them to be in line with those generated in the third quarter of 2010 as a percent of revenue.

•

Our top priority is improving same branch revenue which produces strong incremental operating margins as we leverage our fixed cost structure across additional same branch revenue. We have continued to invest in developing further sophistication to our sales and customer service processes which we believe will enhance our ability to grow and retain revenue. While we do incur variable SG&A on additional same branch revenue, we will continue to diligently manage our fixed cost structure to meet our goal of producing a 20% incremental operating margin on additional same branch revenue.

•

As the economy grows, we will continue to evaluate opportunities to expand our market presence. All of our multi-location brands have opportunities to expand through new physical locations or by sharing existing locations. We plan to build on our success with centralized recruitment and dispatch of our temporary workers to locations without physical branches to expand our geographic reach and serve new customers in the blue collar industry. Further, we expect to expand our temporary work force to meet different needs of our current and future customers. We will also evaluate strategic acquisitions in the blue-collar staffing market that can produce strong returns on investment. Our focus is on acquisitions which can accelerate the building of a national presence for a particular brand or that provide an opportunity to serve a new, but sizable portion of the blue-collar staffing market.

Page - 16

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, seasonal sales patterns and profit margins.

Cash Flows from Operating Activities

Our cash flows provided by operating activities were as follows (in millions):

	Thirty-nine weeks ended
	September 24, 2010	September 25, 2009
Net income	$15.9	$6.7
Depreciation and amortization	11.9	12.7
Provision for doubtful accounts	5.8	11.3
Stock-based compensation	5.4	5.6
Deferred income taxes	2.0	4.1
Other operating activities	(0.1)	1.0
Changes in operating assets and liabilities:
Accounts receivable	(34.4)	(36.9)
Income taxes	1.3	12.9
Accounts payable and other accrued expenses	1.5	(4.2)
Accrued wages and benefits	4.6	1.8
Workers’ compensation claims reserve	0.1	(9.1)
Other assets and liabilities	0.4	(1.2)

Net cash provided by operating activities	$14.4	$4.7

•

Changes in accounts receivable during 2010 are primarily due to increased revenue and the growth of our accounts receivable due to seasonality offset by improved collections. Our days sales outstanding improved by two days as compared to year end 2009. Conversely, changes to accounts receivable during 2009 were primarily due to increased balances as compared to year end 2008 due to the seasonality of our business coupled with slower payments from customers.

•

Changes in accounts payable and other accrued expenses during 2010 are primarily due to cost containment as same branch revenues improved. Changes in 2009 are primarily due to cost reductions in response to the economic recession.

•

Changes in accrued wages and benefits during 2010 are primarily due to increased accrued payroll taxes associated with increased revenue due to the economic recovery and corresponding increases to temporary labor payroll expense, as well as increased unemployment tax rates for 2010 partially offset by HIRE Act incentives recognized for hiring and retaining workers which qualify for certain payroll tax exemptions. Conversely during 2009, accrued payroll taxes decreased due to the decline in payroll expense during the third quarter due to the economic recession.

•

Generally, our workers’ compensation reserve for estimated claims increases as we increase temporary labor services provided, offset by timing of claim payments. Conversely, during 2009 a decrease in temporary labor services due to the recession reduced our workers’ compensation reserve.

•

Changes in income tax during 2010 are primarily due to a $1.3 million income tax benefit related to the favorable development of a prior period tax matter coupled with tax refunds claimed for realized temporary worker related tax credits. Changes in net income tax receivable during 2009 are primarily due to a $13 million federal tax refund received.

Page - 17

Cash Flows from Investing Activities

Our cash flows used in investing activities were as follows (in millions):

	Thirty-nine weeks ended
	September 24, 2010	September 25, 2009
Capital expenditures	$(5.3)	$(10.5)
Change in restricted cash	6.4	(5.9)
Other	(0.3)	0.1

Net cash provided by (used in) investing activities	$0.8	$(16.3)

•

Capital expenditures in 2010 and 2009 were primarily related to investments made to upgrade our proprietary information systems. We anticipate that total capital expenditures will be approximately $8.0 million in 2010.

•

We are required by our insurance carriers to collateralize a portion of our workers’ compensation obligation with cash and cash backed instruments, letters of credit, or surety bonds. Restricted cash decreased in 2010 primarily due to a decrease in the collateral requirements by our workers’ compensation insurance providers.

Cash Flows from Financing Activities

Our cash flows used in financing activities were as follows (in millions):

	Thirty-nine weeks ended
	September 24, 2010	September 25, 2009
Net proceeds from sale of stock through options and employee benefit plans	$0.8	$0.8
Common stock repurchases for taxes upon vesting of restricted stock	(1.5)	(0.8)
Payments on debt	(0.3)	(0.3)
Other	—	(1.0)

Net cash used in financing activities	(1.0)	(1.3)

Capital Resources

We have a credit agreement with Wells Fargo Capital Finance (formerly known as Wells Fargo Foothill, LLC) and Bank of America, N.A., for a secured revolving credit facility of up to a maximum amount of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in June 2012. As of September 24, 2010, the maximum amount of $80 million was available under the Revolving Credit Facility and $13.7 million of letters of credit have been issued against the facility, leaving an unused portion of $66.3 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The amount available to borrow at September 24, 2010 was $66.3 million and the amount of cash and cash equivalents under control agreements was $141.3 million for a total of $207.6 million, which was well in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

We have agreements with certain financial institutions that allow us to restrict cash for the purpose of providing cash-backed instruments to our insurance carriers to satisfy workers’ compensation collateral needs. These instruments include cash-backed letters of credit, cash-backed bonds, cash held in trusts, as well as cash deposits held by our insurance carriers. At September 24, 2010, we had restricted cash held primarily by our insurance carriers totaling $109.2 million. The majority of our collateral is held by Chartis, a subsidiary of American International Group, Inc.

Page - 18

Included in cash and cash equivalents at September 24, 2010 and December 25, 2009 is cash held within branch cash dispensing machines (“CDMs”) for payment of temporary payrolls in the amount of $9.3 million and $8.9 million, respectively.

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

Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they would become responsible if we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, letters of credit, and/or surety bonds. On a regular basis these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Chartis holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies.

We have agreements with certain financial institutions to issue letters of credit as collateral. Our surety bonds are issued by independent insurance companies on our behalf. The terms of these surety bonds are subject to review and renewal every one to four years and most surety bonds can be canceled by the sureties with as little as 60 days notice.

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	September 24, 2010	December 25, 2009
Total workers’ compensation reserve	$189.6	$189.5
Add back discount on reserves (1)	29.4	33.5
Less excess claims reserve (2)	(33.3)	(24.7)
Less portion of workers’ compensation not requiring collateral (3)	(41.2)	(47.5)

Total collateral commitments	$144.5	$150.8

Components of collateral commitments:
Cash collateral held by insurance carriers	109.2	112.3
Letters of credit (4)	17.8	20.6
Surety bonds (5)	17.5	17.9

	144.5	150.8

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.
(2)

Workers’ compensation reserve includes the estimated obligation for claims above our deductible limits. These are the responsibility of the insurance carriers against which there are no collateral requirements.

(3)	Collateral posted with insurance carriers and various state entities in comparison to the estimated balance of unpaid claims.
(4)	We had $4.1 million and $6.6 million of restricted cash collateralizing our letters of credit at September 24, 2010 and December 25, 2009, respectively.
(5)	We had $3.0 and $3.8 million of restricted cash collateralizing our surety bonds at September 24, 2010 and December 25, 2009, respectively.

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

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 24, 2010, the weighted average rate was 3.5%. The claim payments are made over an estimated weighted average period of approximately 6.0 years.

Page - 19

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 24, 2010, the weighted average rate was 5.1%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18.5 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $25.9 million and $24.7 million as of September 24, 2010 and December 25, 2009, respectively.

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Our valuation allowance against receivables from Troubled Insurance Companies as of September 24, 2010 and December 25, 2009 is $7.7 million and $6.8 million, respectively.

Capital Resources Future Outlook

Our sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and our Revolving Credit Facility. We have a cash equivalents balance of $139.0 million and $66.3 million of borrowing available under our existing Revolving Credit Facility as of September 24, 2010. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives for the remainder of 2010. The rate of economic recovery is uncertain and accordingly, our investments are paced to correspond with a sustainable economic recovery. We will continue to closely monitor expenses and capital expenditures. We believe we are well positioned to generate positive operating cash flows, fund opportunities to expand our presence, and take advantage of sustained economic growth.

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

Summary of Critical Accounting Estimates

Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2009.

New Accounting Standards

There are no recent accounting pronouncements that are applicable to us.

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee

Page - 20

future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors , for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions, brand expansion, divestitures, revenue volumes and mix, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or regulations, availability of suitable temporary workers, our ability to react to a disaster recovery situation, availability of credit on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 24, 2010, our disclosure controls and procedures are effective.

During the fiscal quarter ended September 24, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 of Notes to Condensed Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Other than the risk factor set forth below titled, “Federal health care reform legislation may adversely affect our business and results of operations,” there have been no material changes in the risk factors set forth in our annual Report on Form 10-K for the fiscal year ended December 25, 2009.

Federal health care reform legislation may adversely affect our business and results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws include a large number of health-related provisions which incrementally take effect over the next four years, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014, penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to raise the rates we charge our customers to cover this expense, such increases in expense could be large enough to materially impact our financial results.

The recession and its prolonged recovery have negatively affected our customers and our business, and could continue to negatively affect our customers and materially adversely affect our results of operations and liquidity.

The recession and its prolonged recovery have had a significant negative impact on businesses around the world. The full impact of these economic conditions on our customers, especially our customers engaged in construction, cannot be predicted and may be quite severe. These and other economic factors, such as consumer demand, unemployment, inflation levels and the availability of credit have had and could continue to have a material adverse effect on demand for our services and on our financial condition and operating results. We sell our services to a large number of small and medium sized businesses and these businesses have been and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. If our customers cannot access credit to support increased demand for their product or if demand for their products declines, they will have less need for our services.

We may be negatively affected by uncertainty in U.S. and global capital and credit markets.

We must maintain liquidity to fund our working capital and to fund our premium and collateral obligations to our insurance providers. Without sufficient liquidity, we could be forced to limit our operations or we may not be able to pursue new business opportunities. The principal sources of our liquidity are cash generated from operating activities, available cash and cash equivalents, and borrowings under our credit facility. The capital and credit markets have experienced extreme volatility and disruption in the past. Such market conditions could affect our ability to borrow under our credit facility, or adversely affect our banking partners. We can make no assurances that our banking partners will not experience a significant adverse event that could impact their abilities to fulfill their obligations to us. We may not be able to successfully obtain any necessary additional financing on favorable terms, or at all.

Page - 22

Competition for customers in the staffing markets we serve is intense, and if we are not able to effectively compete our financial results could be harmed and the price of our securities could decline.

The temporary staffing industry is highly competitive, with limited barriers to entry. Several large and medium sized, full-service and specialized temporary staffing companies, as well as small local operations, compete with us in the staffing industry. Competition in the markets we serve is intense and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins is intense, and most of our customer contracts can be terminated by the customer on short notice without penalty. If we are not able to effectively compete in the staffing markets we serve, our operating margins and other financial results will be harmed and the price of our securities could decline.

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

We maintain various types of insurance coverage to help offset the costs associated with certain risks to which we are exposed. We have previously experienced, and could again experience, changes in the insurance markets that result in significantly increased insurance costs and higher deductibles. For example, we are required to pay workers’ compensation benefits for our temporary and permanent employees. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which covers claims for a particular event above a $2.0 million deductible, and we do not maintain an aggregate stop-loss limit other than on a per occurrence basis. We have coverage with Chartis for occurrences during the period from July 2010 to July 2011. Our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any future period. In the event we are not able to obtain workers’ compensation insurance, or any of our other insurance coverages, on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

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

Page - 23

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

We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported. This reserve, which reflects potential liabilities to be paid in future periods based on estimated payment patterns, is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. We evaluate the reserve regularly throughout the year and make adjustments accordingly. If the actual costs of such claims and related expenses exceed the amounts estimated, or if the discount rates represent an inflated estimate of our return on capital over time, actual losses for these claims may exceed reserves and/or additional reserves may be required. There are two main factors that impact workers’ compensation expense: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs and lost-time wage costs. Our accident prevention programs have reduced the number of claims. This has had a positive impact on the cost of workers’ compensation for the current year as well as our prior year reserves which assumed less improvement to accident rates. In the event that we are not able to make further improvements, the positive impact to our workers’ compensation expense will diminish. Furthermore, our accident rates and cost per claim trends could worsen and cause increasing cost of workers’ compensation.

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

Page - 24

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

Each year a number of bills are introduced to federal, state, and local governments, any one of which, if enacted, could impose conditions which could harm our business. This proposed legislation has included provisions such as a requirement that temporary employees receive equal pay and benefits as permanent employees, requirements regarding employee health care, and a requirement that our customers provide workers’ compensation insurance for our temporary employees. We actively oppose

Page - 25

proposed legislation adverse to our business and inform policy makers of the social and economic benefits of our business. However, we cannot guarantee that any of this legislation will not be enacted, in which event, demand for our service may suffer.

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

Page - 26

Our results of operations can be dependent on revenue with major customers, and the loss of or substantial decline in revenue to a top customer could have a material adverse effect on our revenues, profitability and liquidity.

Our business strategy is increasingly focused on serving large corporate customers which results in increased customer concentration. This strategy enables us to increase our revenues and earnings from our major customers, but also exposes us to the risks associated with the possible loss of a major customer. A substantial amount of the revenue from these major customers could lapse at any time, which could have a significant negative impact on our profitability if not replaced with equally profitable revenue. The loss of, or reduced demand for our services related to a major customer could have a material adverse effect on our business, financial condition and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a large portion of our accounts receivable may be from a small number of customers.

International operations will burden our resources and may fail to generate a substantial increase in revenue.

As of September 24, 2010, we had 35 branches outside the United States. Our international branch operations expose us to certain risks. These risks include those already discussed in connection with our domestic branch operations and also include risks related to fluctuations in the value of foreign currencies, the additional expense and risks inherent in operations in geographically and culturally diverse locations, and being subject to complex foreign tax laws and regulations. If we are not able to effectively manage those risks, our financial results could be harmed.

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

Page - 27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 24, 2010.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
6/26/10 through 7/23/10	1,892	$11.16	—	$21.5 million
7/24/10 through 8/20/10	4,285	$13.00	—	$21.5 million
8/21/10 through 9/24/10	2,385	$12.71	—	$21.5 million

Total	8,562	$12.29	—

(1)

During the thirteen weeks ended September 24, 2010, we purchased 8,562 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.
(3)

Our Board of Directors authorized a $100 million share purchase program in April 2007 that does not have an expiration date. An additional $21.5 million may be purchased by us pursuant to this program. We did not purchase any shares of our common stock pursuant to this program during the thirteen weeks ended September 24, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 24, 2010, filed with the SEC on October 29, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). (1)

(1)

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

Page - 28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/S/ STEVEN C. COOPER	10/29/10
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/S/ DERREK L. GAFFORD	10/29/10
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/S/ NORMAN H. FREY	10/29/10
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 29