Form 10-K
period 2010-12-31
TrueBlue, Inc.
filed 2011-02-22
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 25, 2010, was approximately $0.523 billion.

As of January 28, 2011, there were 44,105,588 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 11, 2011, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

COMMENT ON FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “anticipate,” “believe,” “expect,” “intend,” “plan,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Factors which could affect our financial results are described in Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

TrueBlue, Inc.

2010 Annual Report on Form 10-K

TrueBlue, Inc.

Form 10-K

PART I

Item 1.	BUSINESS

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) provides temporary blue-collar staffing services through the following brands: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline for dedicated and temporary drivers. We are a leader in blue-collar staffing services and through our brands we provide a wide range of specialized blue-collar staffing services to our customers.

We began operations in 1989 under the name Labor Ready, Inc. providing on-demand, general labor staffing services. In 2004 we began acquiring additional brands to expand our service offerings to customers in the blue-collar staffing market. Effective December 18, 2007, Labor Ready, Inc. changed its name to TrueBlue, Inc. The name change reflects our vision to be the leading provider of blue-collar staffing with multiple brands serving the temporary staffing industry. We are headquartered in Tacoma, Washington.

TrueBlue operations are one reportable segment. Our operations are all in the blue-collar staffing market of the temporary staffing industry and focus on supplying customers with temporary workers. All our brands have the following similar characteristics:

—	They provide blue-collar temporary labor services;

—	They serve customers who have a need for temporary staff to perform tasks which do not require a permanent employee;

—	They each build a temporary work force through recruiting, screening and hiring. Temporary workers are dispatched to customers where they work under the supervision of our customers;

—

They each drive profitability by managing the bill rates to our customers and the pay rates to our workers. The difference between the bill rate and pay rate is a key metric used to drive the business in all our brands. Profitable growth requires increased volume or bill rates which grow faster than pay rates. Profitable growth is also driven by leveraging our cost structure across all brands; and

—	The long-term performance expectations of all our brands are similar as are the underlying financial and economic metrics used to manage those brands.

Our international operations are not significant to our total operations for segment reporting purposes.

Our fiscal year ends on the last Friday of December. Fiscal 2010 includes 53 weeks ended December 31, 2010. Fiscal 2009 and 2008 each included 52 weeks ended December 25, 2009 and December 26, 2008, respectively. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks.

Temporary Staffing Industry

The temporary staffing industry evolved out of the need for a flexible workforce to minimize the cost and effort of hiring and administering permanent employees in order to rapidly respond to changes in business conditions and to temporarily replace absent employees. Competitive pressures have forced businesses to focus on reducing costs, including converting fixed or permanent labor costs to variable or flexible costs. The temporary staffing industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization. We operate within the blue-collar staffing market of the temporary staffing industry.

Temporary staffing companies act as intermediaries in matching available temporary workers to employer assignments. Staffing companies compete both to recruit and retain a supply of temporary workers and to attract and retain customers to employ these workers. Temporary workers are recruited through a wide variety of means, including personal referrals, online resources, internal databases, advertisements, job fairs and various other methods. An important aspect in the selection of temporary workers for an assignment is the ability to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer’s requirements. Methods used to sell temporary staffing services to customers vary depending on the customer’s need for temporary staffing services, the local labor supply, the length of assignment and the number of workers required. We are a business-to-business sales provider. Our sales process takes place at the customer’s location. Success is often based on the experience and skill of the sales person and the strength of relationship with the customer. Retention of customers, exclusive of economic conditions, is dependent on the strength of our relationship with the customer, the skill, quality and tenure of temporary workers and customer service skills.

The temporary staffing industry is large and highly fragmented with many competing companies. No single company has a dominant share of the temporary staffing industry. Customer demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The staffing industry is highly volatile based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing temporary staffing services has increased significantly due to low barriers to entry and during recessionary periods the number of companies has decreased significantly through consolidation, bankruptcies, or other events.

During the recent recession and current post-recessionary environment, the temporary staffing industry is experiencing increased volatility in comparison with past economic cycles. This is largely due to the severity of the recession which resulted in a dramatic drop in the use of temporary staffing as companies aggressively reduced the size of their workforce. However, in the post-recessionary environment, the temporary staffing industry has experienced increased demand in relation to total job growth as customers have placed a greater priority on maintaining a more flexible workforce.

Long-term Strategies

Our objective is to profitably grow our share of the blue-collar staffing market. We plan to achieve this objective by:

—	Growing revenue through our existing geographic footprint;
—	Expanding into new geographic areas;
—	Making strategic acquisitions; and,
—	Leveraging centralized support services.

Growing revenue through our existing geographic footprint

Our primary objective is to increase revenues generated by our existing network of branch offices. Our network of branch offices focuses on meeting customer needs with market leading sales and service. This strategy produces strong incremental operating profit as we leverage the revenue and associated gross profit over our existing cost structure.

Our separate brands each have in-depth industry knowledge and expertise in providing temporary staffing services to customers in their respective blue-collar markets and customer groups within those markets. We have developed proprietary systems and programs to attract and retain temporary workers with skills required by the various blue-collar markets and to match those workers to the needs of our customers. We are committed to being the blue-collar market leaders in customer sales and service. We have built a strong sales-culture backed by sales professionals with a proven track record of selling blue-collar staffing services and a process to expand these relationships into larger revenue streams. We continue to invest in developing our sales programs to identify customer needs and expand our customers’ use of our temporary staffing to solve their unique challenges. We have also increased our focus on improving our customer service capabilities, and we believe further investment could make a considerable difference in our ability to strengthen and retain customer relationships.

Expanding into new geographic areas

We have achieved a leading market position with our Labor Ready brand which specializes in providing on-demand, general labor through a national network of branch offices. We plan to expand all brands into a national presence with dominant market positions. Centerline will leverage our network of branch offices for its expansion in providing temporary and dedicated drivers to the transportation and distribution industries. Spartan Staffing plans to expand with their customers in adjacent markets and into on-site locations where customers have significant requirements for temporary skilled labor in the manufacturing and logistics industries. PlaneTechs has multiple expansion opportunities within aviation and other transportation industries to supply mechanics using our current centralized model which does not require additional office locations.

While we do not believe the construction industry will return to its pre-recessionary market size in the near term, we do believe growth will return to this industry. We believe that we are well positioned to serve this market. We retained the expertise and customer relationships to service various types of construction and expanded our service offerings to include remote industrial construction projects, industrial plant repair and maintenance projects and emerging renewable energy projects such as solar and wind farms. As we see meaningful signs of sustainable growth in this market, we will evaluate investments to expand our geographic presence through our CLP brand.

Making strategic acquisitions

We continually evaluate acquisition candidates for fit with our strategy, culture, and the ability to produce strong returns on investment. Our focus is on acquisitions that can accelerate the building of a national presence for all our brands or that provide new opportunities to serve the blue-collar staffing market. Historically, our acquisitions were focused on establishing a platform for specialized staffing services to the blue-collar market. Our future acquisitions will be focused on businesses that are complementary to our current brands which typically produce more synergies enhancing our return on investment. We plan to integrate these acquisitions with our existing brands.

Leverage centralized support services and programs

We are highly centralized for all back office and shared support programs and activities. Branch operations are dependent on corporate headquarters for most administrative functions. We are committed to leveraging technology and third-party services, and increasing the efficiency of our centralized back office support services as we grow. Our focus on technology and back office support service reduces the administrative work of our branch office employees to focus on sales and service and increases the overall efficiency and profitability of our business. We also remain focused on our risk management programs. Our risk management practices have increased the safety of the work environment for our temporary workers, improved service to our customers, and reduced workers’ compensation expense.

Operations

We provide temporary blue-collar staffing services through the following specialized brands:

—

Labor Ready specializes in providing on-demand, general labor to various industries through a nationwide network of local community branch offices. Temporary assignments are generally project-based and filled on short notice for unplanned “just-in-time” jobs, tough to fill jobs, and recurring short term jobs. At the end of fiscal 2010, Labor Ready operated 606 branches in all 50 states and Canada.

—

Spartan Staffing specializes in providing skilled labor for the manufacturing and logistics industries. Temporary workers’ skills are matched to jobs for a customized workforce solution which enables our customers to obtain immediate value by placing a productive and skilled employee on the job site. Spartan Staffing was acquired in 2004. In April 2008, we purchased Personnel Management, Inc. which was integrated with Spartan Staffing effective in fiscal 2009. At the end of fiscal 2010, Spartan Staffing operated 50 branches in 11 states.

—

CLP Resources (“CLP”) specializes in providing skilled trades people for commercial, industrial and residential construction and building and plant maintenance industries. Temporary workers’ skills are matched to jobs which enable our customers to obtain immediate value by placing a highly productive and skilled employee on the job site. Job assignments are project-based and the skilled temporary worker is often needed for a substantial amount of the construction and maintenance project until completion. CLP was acquired in 2005. In April 2007, we acquired Skilled Services Corporation which expanded our geographic reach for skilled trades services. Skilled Services Corporation was integrated with CLP effective in fiscal 2008. At the end of fiscal 2010, CLP operated 49 branches in 21 states.

—

PlaneTechs specializes in providing skilled mechanics and technicians to the aviation maintenance, repair and overhaul, aerospace manufacturing and assembly industries, and other transportation industries. In-depth screening verifies aviation certification and specialized skills of the mechanics and technicians. In December 2007, we purchased substantially all of the assets of PlaneTechs, LLC. PlaneTechs operates nationally out of one recruiting center, as well as on-site locations at customers with significant temporary workforce requirements. Centralized recruiting and dispatch provides efficient and cost-effective solutions for customers across the country and in foreign locations.

—

Centerline Drivers (“Centerline”) specializes in providing temporary and dedicated drivers to the transportation and distribution industries. In February 2008, we purchased substantially all of the assets of TLC Services Group, Inc. Effective January 4, 2010, we changed the name of this brand to Centerline Drivers. At the end of fiscal 2010, Centerline operated 15 branches in 9 states.

Management of our temporary staffing operations is coordinated from our headquarters in Tacoma, Washington where we provide support and centralized services to our brands and their respective branch offices. As of December 31, 2010, we conducted our staffing services operations through 721 branch offices in all 50 states, Puerto Rico and Canada. Branch managers are responsible for most activities of their offices, including sales, recruitment, servicing the customers’ needs, accident prevention, and compliance with the laws and regulations.

The following table summarizes the number of TrueBlue branch offices open at the end of each of the last three fiscal years:

	2010	2009	2008
Beginning branches	754	850	894
Branches acquired (1)	--	--	54
New branches	2	9	4
Branches consolidated/closed (2)	(35)	(105)	(102)
Ending locations	721	754	850

(1)

In February 2008, we purchased substantially all of the assets of Centerline (formerly TLC) which included 10 operating branches. In April 2008, we acquired all the stock of Personnel Management Inc. which included 44 operating branches.

(2)	The majority of our closed branches are consolidated with another branch to retain customer relationships.

Customers

Our customer mix consists primarily of small and medium-size businesses serviced by one or more branch offices. We also serve larger national customers. These large national customers frequently enter into non-exclusive arrangements with several companies, with the ultimate choice among them being left to the local managers. Customer relationships with small and medium-size businesses rely less upon longer-term contracts, and the competitors for this business are primarily locally-owned businesses. Our full range of blue-collar temporary staffing services and multiple brands enables us to cross-market to customers in order to leverage our relationships and expand our services provided.

During 2010, we served approximately 175,000 customers. Our ten largest customers accounted for 18.6% of total revenue in 2010, 21.3% for 2009 and 10.7% for 2008. Sales to The Boeing Company and affiliates (“Boeing”) accounted for 9.4% of total revenue for 2010, 13.4% for 2009, and 5.1% for 2008. While we predominately serve the small to mid-sized customer, we experienced proportionately more growth from large customers during 2010. However, we expect future growth to include small to mid-sized customers as the economy continues to recover.

Employees

As of December 31, 2010 we employed approximately 2,600 full-time and part-time employees. In addition, we placed approximately 300,000 temporary workers on assignments with our customers during 2010. We recruit temporary workers daily so that we can be responsive to the planned as well as unplanned needs of the customers we serve. We attract our pool of temporary workers through personal referrals, online resources, extensive internal databases, advertising, job fairs, and various other methods. We identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to a customer’s requirements. This enables our customers to obtain immediate value by placing a highly productive and skilled employee on the job site. We use a variety of proprietary programs for identifying and assessing the skill level of our temporary workers when selecting a particular individual for a specific assignment. We believe that our assessments systems enable us to offer a higher quality of service by increasing productivity, decreasing turnover and reducing absenteeism.

We provide a bridge to permanent, full-time employment for thousands of temporary workers each year. Temporary workers come to us to fill a short-term financial need or as a flexible source of income while also working elsewhere or pursuing education. Many stay because of the flexibility that we offer. In many cases, we enable individuals to pay their rent, buy groceries, and remain self-sufficient. Temporary workers may be assigned to different jobs and job sites, and their assignments could last for as little as a single day or extend for several weeks or months.

We are considered the legal employer of our temporary workers and laws regulating the employment relationship are applicable to our operations. We consider our relations with our employees and temporary workers to be good.

Competition

We compete in the temporary staffing industry by offering a full range of blue-collar staffing services. Our industry is large and fragmented, comprised of thousands of companies employing millions of people and generating billions of dollars in annual revenues.

We experience competition in attracting customers as well as qualified employment candidates. The staffing business is highly competitive with limited barriers to entry, with a number of firms offering services similar to those provided by us on a national, regional or local basis. We compete with several multi-national full-service and specialized temporary staffing companies, as well as a multitude of local companies. In most geographic areas, no single company has a dominant share of the market. The majority of temporary staffing companies serving the blue-collar staffing market are locally-owned business. In many areas the local companies are the strongest competitors, largely due to their longevity in the market and the strength of their customer relationships.

The most significant competitive factors in the staffing business are price, ability to promptly fill customer orders, success in meeting customers’ quality expectations of temporary workers, and appropriately addressing customer service issues. We believe we derive a competitive advantage from our service history and commitment to the blue-collar temporary employment market and our specialized approach in serving the industries of our customers. Also, our national presence and proprietary systems and programs including worker safety, risk management, and legal and regulatory compliance are key differentiators from many of our competitors.

Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business; some of which include increased temporary worker wages, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins.

Seasonality

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the seasonality of our customers’ businesses. Demand for our staffing services is higher during the second and third quarters of the year with demand peaking in the third quarter and lower during the first and fourth quarters, in part due to limitations to outside work during the winter months. Our working capital requirements are primarily driven by temporary worker payroll and customer accounts receivable. Since receipts from customers generally lag payroll to temporary workers, working capital requirements increase substantially in periods of growth.

Financial Information about Geographic Areas

The following table depicts our revenue derived from within the United States and that derived from international operations for the past three fiscal years (in millions). Our international operations include Canada in 2010 and 2009 and Canada and the United Kingdom for 2008. We sold the remaining operations in the United Kingdom in 2008.

	2010		2009		2008

United States (including Puerto Rico)	$1,105.5	96.2%	$984.5	96.7%	$1,308.0	94.5%
International operations	$43.9	3.8%	$33.9	3.3%	$76.3	5.5%

Total revenue from services	$1,149.4	100.0%	$1,018.4	100.0%	$1,384.3	100.0%

The international operations are dependent on shared information and communications equipment housed and maintained in the United States. Net property and equipment located in international operations was less than 1% of total property and equipment in each of the last three fiscal years.

Available Information

Our Annual Report on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”) are publicly available, free of charge, on our website at www.trueblueinc.com or at www.sec.gov as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board committee charters are also posted to our website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A.	RISK FACTORS

Investing in our securities involves risk. The following risk factors and all other information set forth in this Annual Report on Form 10-K should be considered in evaluating our future prospects. In particular, keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, the words “anticipate,” “believe,” “expect,” “intend,” “plan” and similar expressions identify forward-looking statements. Forward–looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward–looking statements. If any of the events described below occurs, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially and adversely affected.

Our business is significantly affected by fluctuations in general economic conditions.

The demand for our blue-collar staffing services is highly dependent upon the state of the economy and upon staffing needs of our customers. Any variation in the economic condition or unemployment levels of the United States and Canada, or in the economic condition of any region or specific industry in which we have a significant presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits.

Our business is subject to extensive government regulation and a failure to comply with regulations could materially harm our business.

Our business is subject to extensive regulation. The cost to comply and any inability to comply with government regulation could materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) includes various health-related provisions to take effect through 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of penalties if such coverage is not provided, would increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

We may incur employment related and other claims that could materially harm our business.

We employ individuals on a temporary basis and place them in our customers’ workplaces. We have limited control over our customers’ workplace environments. As the employer of record of our temporary workers we incur a risk of liability for various workplace events, including claims for personal injury, wage and hour requirements, discrimination or harassment, and other actions or inactions of our temporary workers. In addition, some or all of these claims may give rise to litigation including class action litigation. Although we currently believe resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and our view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.

We cannot be certain that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, if at all, or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

We are dependent on workers’ compensation insurance coverage at commercially reasonable terms.

We provide workers’ compensation insurance for our temporary workers. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with Chartis, a subsidiary of American International Group, Inc. Chartis requires us to collateralize a significant portion of our workers’ compensation obligation. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all. As our business grows or our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. The loss of our workers’ compensation insurance coverage would prevent us from doing business in the majority of our markets.

Further, we cannot be certain that Chartis will be able to pay claims we make under such policies or release the collateral controlled by them for payment of claims. The loss of the collateral could require us to seek additional sources of capital to pay our workers’ compensation claims. These additional sources of capital may not be available on commercially reasonable terms, or at all.

Our liquidity may be materially adversely affected by constraints in the capital markets.

We must have sufficient sources of liquidity to fund our working capital requirements, workers’ compensation collateral requirements, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under credit facilities.

Our failure to comply with the restrictive covenants under our revolving credit facility could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be adversely affected by increased costs and rates.

Acquisitions and new business ventures may have an adverse effect on our business.

We expect to continue making acquisitions or entering into new business ventures as part of our long-term business strategy. These acquisitions involve significant challenges and risks including that the acquisition does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we experience difficulty in integrating their operations, or diversion of management’s attention from our other business. These events could cause harm to our operating results or financial condition.

We operate in a highly competitive business and may be unable to retain customers or market share.

The staffing services business is highly competitive and the barriers to entry are low. There are new competitors entering the market which may increase pricing pressures. In addition, long-term contracts form only a small portion of our revenue. Therefore, there can be no assurance that we will be able to retain customers or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain our current profit margins.

Our management information systems are vulnerable to damage and interruption.

The efficient operation of our business is dependent on our management information systems. We rely heavily on proprietary management information systems to manage our order entry, order fulfillment, pricing and collections, as well as temporary worker recruitment, dispatch and payment. The failure of our management information systems to perform as we anticipate could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially. Our primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees. In addition, we are nearing the completion of a project to replace a key proprietary management information system and have experienced, and may continue to experience, problems with functionality and associated delays in implementation. Failure of our management information systems to perform may require significant additional capital and management resources to resolve, causing material harm to our business.

Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.

Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our customers. We believe our competitive advantage is providing unique solutions for each individual customer, which requires us to have highly trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, service and administrative personnel. The turnover rate in the staffing industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit a sufficient number of qualified individuals may delay or affect the speed of our planned growth. Delayed expansion, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to attract and retain sufficient qualified temporary workers.

We compete with other temporary staffing companies to meet our customer needs and we must continually attract reliable temporary workers to fill positions. We have in the past experienced worker shortages and we may experience such shortages in the future. Further, if there is a shortage of temporary workers the cost to employ these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business.

We may have additional tax liabilities that exceed our estimates.

We are subject to federal taxes and a multitude of state and local taxes in the United States and taxes in foreign jurisdictions. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.

Accidental disclosure of our employees’ or customers’ information could materially harm our business.

Failure to protect the integrity and security of our employees’ and customers’ information, including proprietary information, could expose us to litigation and materially damage our relationship with our employees and customers.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting. If our management is unable to certify the effectiveness of its internal controls or if its independent registered public accounting firm cannot render an opinion on the effectiveness of its internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause our stock price to fall.

Outsourcing certain aspects of our business could result in disruption and increased costs.

We have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center information and technology infrastructure and to provide certain back office support activities. Accordingly, we are subject to the risks associated with the vendor’s ability to provide these services to meet our needs. If the cost of these services is more than expected, or if the vendor or we are unable to adequately protect our data and information is lost, or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease the building space at all of our branch offices except for two that we own in Florida. Under the majority of these leases, both parties have the right to terminate the lease on 90 days notice. We own an office building in Tacoma, Washington, which serves as our headquarters. Management believes all of our facilities are currently suitable for their intended use.

Item 3.	LEGAL PROCEEDINGS

See discussion of Legal contingencies and developments in Note 13 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI. The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange during the last two fiscal years:

	High	Low
December 31, 2010:
Fourth Quarter	$19.48	$12.96
Third Quarter	14.01	9.97
Second Quarter	17.23	11.20
First Quarter	17.22	13.03
December 25, 2009:
Fourth Quarter	$15.49	$11.69
Third Quarter	15.29	7.55
Second Quarter	10.29	7.60
First Quarter	10.47	5.95

Holders of the Corporation’s Capital Stock

We had approximately 929 shareholders of record as of January 28, 2011.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our lending facility, which may have the effect of restricting our ability to pay dividends.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock under our authorized share purchase program during 2010 and 2009. Pursuant to our share purchase program, we purchased and retired 1.2 million shares of our common stock for a total of $16.0 million during 2008. Any future common stock repurchases are subject to the covenants of our lending facility, which may have the effect of restricting our ability to repurchase common stock.

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the fourteen weeks ended December 31, 2010.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
9/25/10 through 10/22/10	854	$13.84	--	$21.5 million
10/23/10 through 11/26/10	1,424	$16.40	--	$21.5 million
11/27/10 through 12/31/10	3,550	$18.36	--	$21.5 million

Total	5,828	$17.22	0

(1)

During the fourteen weeks ended December 31, 2010, we purchased 5,828 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.
(3)

Our Board of Directors authorized a $100 million share purchase program in April 2007 that does not have an expiration date. An additional $21.5 million may be purchased by us pursuant to this program. We did not purchase any shares of our common stock pursuant to this program during the fifty-three weeks ended December 31, 2010.

TrueBlue Stock Comparative Performance Graph

The following graph depicts our stock price performance from December 31, 2005 through December 31, 2010, relative to the performance of the S&P Midcap 400 Index, and a peer group of companies in the temporary staffing industry. All indices shown in the graph have been reset to a base of 100 as of December 31, 2005, and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among TrueBlue, Inc., the S&P Midcap 400 Index

and Selected Peer Group

Total Return Analysis	2005	2006	2007	2008	2009	2010
TrueBlue, Inc.	$100	$88	$70	$46	$71	$86
Peer Group (1)	$100	$150	$104	$54	$82	$98
S&P Midcap 400 Index	$100	$109	$116	$73	$98	$123

(1)	The peer group includes Kelly Services, Inc., Manpower, Inc., Volt Information Sciences, Inc., Spherion Corp. and Adecco SA.

Item 6.	SELECTED FINANCIAL DATA

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

Summary Consolidated Financial and Operating Data

As of and for the Fiscal Year Ended (1)

(in millions, except per share data and number of branches)

	2010 (53 Weeks)	2009 (52 Weeks)	2008 (52 Weeks)	2007 (52 Weeks)	2006 (52 Weeks)

Statements of Operations Data:
Revenue from services	$1,149.4	$1,018.4	$1,384.3	$1,385.7	$1,349.1
Cost of services	845.9	727.4	971.8	943.6	915.8

Gross profit	303.5	291.0	412.5	442.1	433.3
Selling, general and administrative expenses	258.8	262.2	332.1	336.2	318.7
Goodwill and intangible asset impairment	--	--	61.0	--	--
Depreciation and amortization	16.5	17.0	16.8	12.2	10.3
Interest and other income, net	0.9	2.3	5.5	10.9	11.9

Income before tax expenses	29.1	14.1	8.1	104.6	116.2
Income tax expense	9.3	5.3	12.3	38.4	39.7

Net income (loss)	$19.8	$8.8	$(4.2)	$66.2	$76.5

Net income (loss) per diluted share	$0.46	$0.20	$(0.10)	$1.44	$1.45

Weighted average diluted shares outstanding	43.5	43.0	42.9	46.0	52.9

	At Fiscal Year End,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Working capital	$207.6	$163.2	$147.5	$115.0	$238.4
Total assets	546.5	518.1	519.7	545.2	592.3
Long-term liabilities	147.8	147.9	154.2	146.9	138.4
Total liabilities	$233.8	$232.7	$249.5	$261.4	$239.8

Branches open at period end	721	754	850	894	912

(1)

Our fiscal year ends on the last Friday in December. The 2010 fiscal year ended on December 31, 2010, included 53 weeks, with the 53rd week falling in our fourth fiscal quarter. All prior years presented included 52 weeks.

The operating results reported above include the results of acquisitions subsequent to their respective purchase dates:

—	In April 2007, we acquired 100% of the common stock of Skilled Services Corporation and in December 2007, we acquired substantially all of the assets of PlaneTechs, LLC;
—	In February 2008, we acquired substantially all of the assets of TLC Services Group, Inc. and in April 2008, we acquired 100% of the common stock of Personnel Management, Inc.

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included in Item 8 in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. Our MD&A is presented in six sections:

—	Overview
—	Results of Operations
—	Liquidity and Capital Resources
—	Contractual Obligations and Commitments
—	Summary of Critical Accounting Estimates
—	New Accounting Standards

OVERVIEW

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of temporary blue-collar staffing. The temporary staffing industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization. We operate within the blue-collar staffing market of the temporary staffing industry. In 2010, we connected approximately 300,000 people to work through the following blue-collar staffing brands: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline for dedicated and temporary drivers.

Headquartered in Tacoma, Washington, we serve approximately 175,000 businesses primarily in the services, construction, transportation, manufacturing, retail, and wholesale industries. As of December 31, 2010, we conducted our staffing services operations through 721 branch offices in all 50 states, Puerto Rico and Canada.

Fiscal 2010 is a 53-week year ending on the last Friday in December. The final quarter of fiscal 2010 consists of 14 weeks. References to 2009 and 2008 relate to the 52-week fiscal years ended December 25, 2009 and December 26, 2008, respectively.

Revenue grew to $1.15 billion for 2010, a 12.9% increase compared to the prior year. Excluding the 53rd week of 2010, revenue grew by 11.5% compared to 2009. The strong growth during 2010 was primarily driven by the economic recovery across most major geographies and significant industries we serve. Revenues associated with Boeing, our largest customer declined in 2010 as expected. Excluding the revenue associated with Boeing projects and the 53rd week of 2010, revenue increased 15.9% compared to 2009.

Net income grew by 126% to $19.8 million or $0.46 per diluted share for fiscal 2010 as compared to $8.8 million or $0.20 per diluted share for fiscal 2009. We used our operating leverage to significantly improve our operating results. The improved operating leverage resulted from utilization of the excess capacity in our branch network and cost reduction actions taken in 2009 to support the revenue growth without an increase in expenses. During the recession we reduced our branch network and consolidated branch management, field management, and substantially all support services while preserving capacity to expand as the economy recovered. The additional week of revenue during 2010 was insignificant to our net income.

Customer demand for blue-collar staffing services is dependent on the overall strength of the labor market and trends towards greater workforce flexibility within the blue-collar markets in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. During periods of increasing demand, we are able to improve our profitability by leveraging additional revenue and the associated gross profit across our fixed cost structure. Future growth trends will be dependent on whether the underlying economy continues to improve, trends in customer preference towards a more flexible workforce continue, and we are able to effectively serve customer needs. Given the uncertain nature of economic trends, it is not possible to predict when we will return to pre-recession levels of revenue and profitability. However, we do expect demand for our services to continue to grow during 2011.

We are in a strong financial position to fund working capital needs for planned 2011 growth and expansion opportunities. We have cash and cash equivalents of $163 million at December 31, 2010, a 31% increase over the prior year. As of December 31, 2010, the maximum $80 million was available under the Revolving Credit Facility and $11 million of letters of credit have been issued against the facility, leaving an unused portion of $69 million.

RESULTS OF OPERATIONS

The following table presents the Consolidated Statements of Operations as a percent of revenue (except per share amounts):

	2010	2009	2008
Revenue from services	100.0%	100.0%	100.0%

Cost of services	73.6%	71.4%	70.2%

Gross profit	26.4%	28.6%	29.8%

Selling, general and administrative expenses	22.5%	25.7%	24.0%
Goodwill and intangible asset impairment	--	--	4.4%
Depreciation and amortization	1.4%	1.7%	1.2%

Income from operations	2.5%	1.2%	0.2%

Interest and other income, net	0.1%	0.2%	0.4%

Income before tax expenses	2.6%	1.4%	0.6%

Income tax expense	0.8%	0.5%	0.9%

Net income (loss)	1.8%	0.9%	(0.3%)

Net income (loss) per diluted share	$0.46	$0.20	$(0.10)

Revenue from services

Revenue from services for each of the past three years is as follows (in millions):

	2010	2009	2008

Revenue from services	$1,149.4	$1,018.4	$1,384.3

Revenue for 2010 increased 12.9% compared to 2009. Fiscal 2010 is a 53-week year. Excluding the 53rd week of 2010, revenue grew by 11.5% compared to 2009. The strong growth was primarily driven by the economic recovery across most geographies and significant industries we serve. Further, our customers continue to increase their use of a flexible workforce to meet the demands of the recovering economy.

Revenue for 2009 decreased 26.4% compared to 2008. This decline was largely related to lower usage of our services as customers reduced their workforces in response to the economic recession. We began in 2008 to scale our cost structure to meet the declining demand for our services. Those efforts continued throughout 2009 and helped to ensure our continued profitability and put us in a strong position to face the challenges of the recession and increase profitability as the economy improved.

The change in revenue for each of the past three years includes the following components:

	2010	2009	2008
Major Revenue Trends:
Organic revenue growth / (decline)	12.9%	(27.8%)	(15.7%)
Acquisitions within last 12 months	--	1.4%	15.6%

Total revenue growth / (decline)	12.9%	(26.4%)	(0.1%)

Organic Revenue Trends (1):
Same branch (2)	13.9%	(21.5%)	(13.4%)
New branches (3)	0.9%	0.2%	0.8%
Consolidated / closed branches (4)	(3.1%)	(7.7%)	(3.0%)
Additional week (5)	1.4%	--	--

(1)

Percentages for Organic Revenue Trends do not sum to total organic revenue growth / (decline) as same branch growth is determined off a revenue base of branches open for 12 or more months, whereas total Organic revenue growth is measured off a total revenue base.

(2)	Same branch revenue is defined as those branches opened 12 months or more.
(3)	New branches are defined as those branches opened less than 12 months.
(4)

Represents the impact on revenue trends from closed branches assuming no customer retention. The majority of our closed branches are consolidated with another branch to retain customer relationships. The impact of retained customers is captured in same branch revenue.

(5)	Represents revenue growth as a result of an additional week in the year ended December 31, 2010 in comparison with the same period in the prior years.

Our quarterly same branch revenue trends in comparison with the same period in prior years are as follows:

	Same Branch
	Growth / (Decline)
	2010	2009	2008

First Quarter	11.5%	(32.8%)	(1.6%)

Second Quarter	17.1%	(27.4%)	(10.5%)

Third Quarter	11.1%	(18.8%)	(14.7%)

Fourth Quarter (1)	15.9%	(6.2%)	(24.5%)

October	16.8%	(15.1%)	(19.8%)
November	14.6%	(6.6%)	(24.6%)
December (1)	17.0%	5.1%	(29.0%)

(1)	Excluded impact of 53rd week in order to compare to prior years on a same-week basis.

The improvement of our year-over-year quarterly same branch revenue trends for 2010 was due primarily to the economic recovery which was partially offset by the anticipated decline in work associated with Boeing projects. Excluding the impact of the revenue associated with Boeing and the extra week in the fourth quarter of 2010, same branch revenue growth would have been 2.9% for the first quarter, 23.1% for the second quarter, 22.6% for the third quarter, and 25.4% for the fourth quarter of 2010.

Gross profit

Gross profit for each of the past three fiscal years is as follows (in millions):

	2010	2009	2008

Gross profit	$303.5	$291.0	$412.5
Gross profit as a % of revenue	26.4%	28.6%	29.8%

Gross profit as a percentage of revenue for fiscal 2010 declined as compared to fiscal 2009. The decline is primarily due to revenue mix, increased costs associated with our temporary workers, and higher workers’ compensation expense.

The impact on gross profit from revenue mix is related to two primary factors. First, brands with a lower gross margin as a percent of revenue which specialize in manufacturing and industrial activities have become a larger portion of our business during the recession and the subsequent recovery. Second, our mix of blue-collar staffing business has shifted to service more national and large industrial customers which remained stronger than small to medium sized business during the recession and early stages of the recovery. These national and large industrial customers have put increased pricing pressure on our gross margins.

The increased cost of our temporary workers results primarily from increased state unemployment taxes and certain other payroll taxes. The unemployment tax increases have in part been passed through to our customers. However, in most cases, the pass through did not include our standard markup. Increased cost of our temporary workers was partially offset by the incentives from the Hiring Incentives to Restore Employment (HIRE) Act which was enacted in March of 2010. The HIRE Act provided incentives for hiring and retaining workers by exempting the employer share of the social security tax on wages paid to qualified individuals beginning on March 18, 2010 and expired on December 31, 2010. We recognized $1.9 million of HIRE Act incentives net of other non-recurring payroll tax expense in 2010.

Workers’ compensation expense was 3.8% of revenue for 2010 versus 3.1% of revenue for 2009. The actual settlement cost of workers’ compensation claims continues to be less than previously estimated due primarily to the success of our risk management programs. The success of these programs has resulted in reducing prior estimated claim settlement costs. However, those reductions were less in 2010 as compared to 2009 resulting in increased workers’ compensation expense as a percent of revenue.

The decline in gross profit as a percentage of revenue for 2009 as compared to 2008 is primarily due to pricing pressures, increased statutory minimum wages, and revenue mix. The pricing pressure was due largely to increased price competition as a result of the recession. Our customers requested bill rate decreases and new customers also requested lower bill rates in comparison with historical bill rates. Statutory minimum wages paid to our temporary workers increased in 43 states as well as in Canada during 2009. While we increased the bill rates to our customers for pay increases, we did not fully pass through the amount of our standard markup due to our customers’ heightened level of price sensitivity related to slower economic conditions. Workers’ compensation expense as a percentage of revenue for 2009 was approximately 3.1% compared to 4.1% for 2008, which helped offset the negative impact from minimum wage increases and the drop in construction-related revenue which generally produced a higher gross margin in comparison with the blended, overall gross margin of the company. The improvement in workers’ compensation expense was due primarily to the continued success of our accident prevention and risk management programs that have been implemented over several years.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for each of the past three fiscal years are as follows (in millions):

	2010	2009	2008

Selling, general and administrative expenses	$258.7	$262.2	$332.1
Percentage of revenue	22.5%	25.7%	24.0%

The decline in SG&A as a percentage of revenue for 2010 was the result of increased revenues without a corresponding increase to SG&A. During periods of increasing demand, we are able to improve our profitability and operating leverage as our current cost base can support some increases in business without a similar increase in SG&A. The decrease in SG&A during 2010 was also due to a combination of cost reduction actions in 2009 and aggressive cost containment in 2010. We remain focused on leveraging our existing network of branches and support services which will produce a strong incremental operating margin as we continue to leverage our fixed cost structure. SG&A expenses declined by 1.3% and 21.0% for 2010 and 2009, respectively, in comparison with the prior year.

The decrease in 2009 as compared to 2008 is largely the result of the aggressive cost management actions taken across the organization in 2009 in response to the recession, which included the consolidation of branches, branch management, field management, and substantially all back office support activities, as well as the reduction of various program expenses.

Goodwill and Intangible Asset Impairment

In the fourth quarter of 2008, we experienced a significant decline in our stock price. As a result of this decline, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected, in part, the economic climate at the time, as well as expected continued weakness in pricing and demand for our temporary staffing services. As a result of our 2008 assessment, we concluded that the carrying amounts of goodwill and indefinite-lived intangible assets for the CLP, Spartan Staffing, and Centerline reporting units exceeded their implied fair values and we recorded non-cash impairment losses totaling $61.0 million, which was reflected in our Consolidated Statements of Operations for the fiscal year ended December 26, 2008. Our assessment of goodwill and indefinite-lived intangible assets impairment indicated that as of December 26, 2008, the fair value of each of the Labor Ready and PlaneTechs reporting units exceeded its carrying value and therefore goodwill was not impaired.

Depreciation and amortization

Depreciation and amortization for each of the past three fiscal years are as follows (in millions):

	2010	2009	2008

Depreciation and amortization	$16.5	$17.0	$16.8
Percentage of revenue	1.4%	1.7%	1.2%

Depreciation and amortization decreased for fiscal 2010 as compared to 2009 by $0.5 million from reduced capital spending and a decrease in amortization of intangible assets which have become fully amortized. Depreciation increased for fiscal 2009 as compared to 2008 by $4.1 million resulting primarily from investments in technology to improve branch and branch support efficiencies. The increase was largely offset by $3.8 million of decreased amortization of intangible assets as a result of their impairment in fiscal 2008.

Interest and other income, net

Net interest income has declined over the past three years due to a continued decline in investment yields on our restricted and unrestricted cash.

Income taxes

Our effective income tax rate was 32.0% in 2010, as compared to 37.8% in 2009 and 151.0% in 2008. Excluding the impairment of goodwill and intangible assets in 2008, our effective income tax rate in 2008 would have been 34.7%. The principal difference between the statutory federal income tax rate of 35.0% and our 2010 effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses. Our 2010 effective tax rate of 32.0% was lower than our 2009 rate of 37.8% primarily due to the tax benefit related to the favorable development of a federal income tax matter. Our 2008 effective tax rate of 34.7% excluding the effect of the impairment charge was lower than our 2009 rate primarily due to the favorable resolution of certain state income tax matters during 2008.

Results of Operations Future Outlook

The following highlights represent our expectations in regard to operating trends for fiscal year 2011. These expectations are subject to revision as our business changes with the overall economy:

—

Due to our industry’s sensitivity to economic factors, the inherent difficulty in forecasting the direction and strength of the economy, and the short term nature of staffing assignments, our visibility for future demand is limited. As a result, we monitor a number of economic indicators as well as certain trends to estimate future revenue trends. Based on these anticipated trends, we expect continued revenue growth in 2011 as the economy continues to recover. However, our revenue growth percentage will diminish due to more challenging prior period revenue comparisons versus the prior period comparables for 2010. Our expected revenue growth will be partially offset by reduced revenue associated with our largest customer as they complete certain multi-year projects. Revenue associated with Boeing projects in 2010 was $113 million and our expectation for the first quarter of 2011 is $20 million which is our best estimate for expected revenue in future quarters.

—

Fiscal 2011 will be a 52-week year as compared to fiscal 2010 which was a 53-week year. The extra week in 2010 added approximately $14 million to 2010 revenue which will negatively impact our growth rate comparisons for 2011 versus 2010.

—

Our top priority is increasing revenue through our existing branch network and improving gross margin. This will continue to produce strong incremental operating margins as we leverage our fixed cost structure across additional organic revenue. We will continue to invest in our sales and customer service programs which we believe will enhance our ability to capitalize on further growth and customer retention. While we do incur additional SG&A costs to support additional organic revenue, we will continue to diligently manage our cost structure to meet our goal of producing a strong incremental operating margin on additional organic revenue.

—

As the economy grows, we will continue to evaluate opportunities to expand our market presence. All of our multi-location brands have opportunities to expand through new physical locations or by sharing existing locations. Where possible we plan to expand the presence of our brands by sharing existing locations to achieve cost synergies. We plan to build on our success with centralized recruitment and dispatch of our temporary workers to locations without physical branches and expand our geographic reach. We will also evaluate strategic acquisitions in the blue-collar staffing market that can produce strong returns on investment. Our focus is on acquisitions that can accelerate the building of a national presence for a particular brand or that provide an opportunity to serve a new, but sizable portion of the blue-collar staffing market.

—

Federal and state unemployment taxes will increase again in 2011. Our best estimate of the impact, assuming no action on our part, is an increase that would negatively impact gross margin by 0.6% of revenue. We have put in place programs to pass these costs through to our customers. Until the economy fully recovers and state unemployment funds have been replenished and related federal loans repaid by certain states, we expect continued increases to our unemployment taxes and our customers could be resistant to price increases to cover these costs.

—

We have certain non-recurring benefits to our gross margin in 2010. The benefits from the HIRE Act for hiring and retaining workers who qualify for certain payroll tax exemptions expired in 2010. The benefit of this non-recurring program net of other non-recurring payroll tax expense was $1.9 million or nearly 20 basis points of gross margin in 2010. Likewise, our workers’ compensation expense as a percentage of revenue has been running at approximately 4% during the second half of 2010, which we believe is a reasonable expectation for 2011. During the first half of 2010, our workers’ compensation expense was less than 4% of revenue which contributed to our workers’ compensation expense for fiscal year 2010 of approximately 3.8%, or 0.2% of revenue less than our current run rate.

Starting in 2011, we will report our organic revenue trends without reference to revenue by branch, which is consistent with our industry. Given our objective of leveraging our existing branch network, increasing our focus on centralized activities, sharing branch offices, and a variety of other factors, we believe reporting revenue as a function of branch count is no longer meaningful.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, seasonal sales patterns and profit margins. Over the past three fiscal years, net cash provided by operations was approximately $168 million.

Cash flows from operating activities

Our cash flows provided by operating activities for each of the past three fiscal years were as follows (in millions):

	2010	2009	2008

Net income (loss)	$19.8	$8.8	$(4.2)
Goodwill and intangible asset impairment	--	--	61.0
Depreciation and amortization	16.5	17.0	16.8
Provision for doubtful accounts	8.2	14.5	13.2
Stock-based compensation	7.2	7.1	7.7
Deferred income taxes	5.3	2.8	3.0
Other operating activities	(0.2)	1.1	(0.3)

Changes in operating assets and liabilities, exclusive of businesses acquired:
Accounts receivable	(11.6)	(14.8)	32.8
Income taxes	(3.3)	13.4	(25.2)
Workers’ compensation	(2.2)	(14.1)	1.7
Accounts payable and accrued expenses	3.4	(2.6)	(14.1)
Other	(1.1)	0.4	-

Net cash provided by operating activities	$42.0	$33.6	$92.4

—

Net income for 2010 was $19.8 million as compared to $8.8 million for 2009 due to the recovering economy. Net income was lower in 2009 and 2008 due to the recession. Results for 2008 include a goodwill and intangible asset impairment charge of $61.0 million related to the company’s acquisitions since 2004. Excluding this impairment charge, net income would have been $45.2 million. The charge is largely a result of the adverse impact on expected future cash flows related to the global recession. The charge did not impact the company’s cash, liquidity, or compliance with banking covenants.

—

Accounts receivable increased in 2010 primarily due to revenue growth which was partially offset by improved collections and a decrease in our days sales outstanding. The provision for doubtful accounts declined in 2010 and reflects the improving economy and ability of our customers to pay. Accounts receivable increased in 2009 due to recession and customers extending their payment cycle. The provision for doubtful accounts for 2009 increased as a result of the recession and inability of some customers to pay.

—	The change in income taxes during 2009 is primarily due to tax refunds claimed in 2008 and received in 2009.

—

Generally, our workers’ compensation reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During 2010, our workers’ compensation reserve increased as we increased temporary labor services offset by the timing of payments. During 2009, the estimated claims decreased as we decreased temporary labor services due to the recession.

—

Changes in accounts payable and accrued expenses during 2010 are primarily due to increased accrued payroll taxes associated with increased revenue as a result of the economic recovery and corresponding increases to temporary labor payroll expense, as well as increased unemployment tax rates for 2010 partially offset by HIRE Act incentives recognized for hiring and retaining workers who qualify for certain payroll tax exemptions. Conversely during 2009, accounts payable and accrued expenses decreased due to cost control measures, the decline in payroll expense and our response to the economic recession.

Cash flows used in investing activities

Our cash flows used in investing activities for each of the past three fiscal years were as follows (in millions):

	2010	2009	2008

Capital expenditures	$(7.0)	$(13.1)	$(26.1)
Purchases of marketable securities	--	--	(27.2)
Maturities of marketable securities	--	--	38.1
Acquisitions of businesses, net of cash acquired	--	--	(22.4)
Change in restricted cash	3.9	(3.7)	12.2
Other	(0.3)	0.1	--

Net cash used in investing activities	$(3.4)	$(16.7)	$(25.4)

—

Capital expenditures in 2010, 2009 and 2008 were primarily due to significant investments made to upgrade our proprietary information systems. We anticipate that total capital expenditures will be approximately $8 million in 2011.

—

We held no marketable securities as of year end December 26, 2008 and made no investments in marketable securities during the 2009 and 2010 fiscal years. We had net maturities of marketable securities in 2008.

—

Acquisitions of businesses, net of cash acquired, included the purchase of two entities. In March 2008, we purchased substantially all of the assets of TLC, a skilled truck-driver staffing provider, for $5.4 million. In April 2008, we purchased PMI, an industrial staffing provider, for $17.0 million.

—

We are required by our insurance carriers to collateralize a portion of our workers’ compensation obligation with cash and cash-backed instruments, letters of credit, or surety bonds. During 2010, our insurance carriers released and refunded $6.3 million of our collateral. Total collateral decreased for 2009. However, the mix of restricted cash and letters of credit changed resulting in an increase to restricted cash and a decrease to letters of credit.

Cash flows used in financing activities

Our cash flows used in financing activities for each of the past three fiscal years were as follows (in millions):

	2010	2009	2008

Purchases and retirement of common stock	$--	$--	$(16.0)
Net proceeds from sale of stock through options and employee benefit plans	1.1	1.1	3.5
Shares withheld for taxes upon vesting of restricted stock	(1.6)	(0.9)	(1.0)
Payments on debt	(0.4)	(0.4)	(0.3)
Other	0.1	(1.0)	(0.2)

Net cash used in financing activities	$(0.8)	$(1.2)	$(14.0)

—	We purchased and retired 1.2 million shares of our common stock in 2008.

Future outlook

We are in a strong financial position to fund working capital needs for planned 2011 growth and opportunities to expand into new geographic areas. The strength of our current financial position is highlighted as follows:

—	We have Cash and cash equivalents of $163 million as of December 31, 2010. This is an increase of $39 million over the prior year.

—

Our borrowing availability under our credit facility is principally based on accounts receivable and the value of our corporate building. We have $69 million of borrowing available under our credit facility as of December 31, 2010. We believe the credit facility provides adequate borrowing availability.

—

The majority of our workers’ compensation payments are made from restricted cash versus cash from operations. At December 31, 2010, approximately two-thirds of our workers’ compensation reserve was covered by restricted cash.

—

On July 22, 2009, we filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission, which allows us to sell various securities in amounts and prices determined at the time of sale. The filing enables us to access capital efficiently and quickly if needed pending current market conditions.

—	As the economy continues to recover, we will continue to aggressively control costs, limit new branch openings and tightly control capital expenditures.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months. However, should economic conditions again deteriorate, our financial results would be adversely impacted and we may need to seek additional sources of capital. These additional sources of financing may not be available, or may not be available on commercially reasonable terms.

Capital resources

On June 22, 2009, we entered into a credit agreement with Wells Fargo Foothill, LLC and Bank of America, N.A., for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires in June 2012, replaced our previous $80 million revolving credit facility with Wells Fargo Bank, N.A. and Bank of America, N.A., which was set to expire in April of 2011. As of December 31, 2010, the maximum $80 million was available under the Revolving Credit Facility and $11 million of letters of credit have been issued against the facility, leaving an unused portion of $69 million.

The maximum amount we can borrow under the Revolving Credit Facility of $80 million is subject to certain borrowing limits. We are limited to:

—

85% of the amount of our eligible accounts receivable. Eligible accounts receivable include all accounts receivable less items such as invoices aged over ninety days, cross-aged receivables, and other items;

—	Plus 60% of the liquidation value of our Tacoma headquarters office building not to exceed $12 million;
—	Less a reserve in an amount equal to the payroll and payroll taxes for our temporary workers for one payroll cycle; and
—	Less other reserves if deemed applicable.

Under the terms of the Revolving Credit Facility, we pay interest and fees on:

—	Loans set, at our option, at either LIBOR or Prime Rate, each subject to a minimum, plus a margin of 3.0%;
—	Outstanding letters-of-credit priced at the margin in effect for LIBOR loans, subject to a minimum, plus a fronting fee of 0.125%; and
—	The unused portion of the Revolving Credit Facility at an annual rate of 0.375%.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The liquidity level is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at December 31, 2010 was $69 million and the amount of cash and cash equivalents under control agreements was $159 million for a total of $228 million, which was well in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

The Revolving Credit Facility limits the amount of our common stock we can purchase to $10 million during any twelve month period and the aggregate of cash dividends we pay cannot exceed $5 million over the life of the facility, unless we obtain consent from our lenders to increase these amounts.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

We have agreements with certain financial institutions that allow us to restrict cash for the purpose of providing cash-backed instruments to our insurance carriers to satisfy workers’ compensation collateral needs. These instruments include cash-backed letters of credit, cash-backed bonds, cash held in trusts, as well as cash deposits held by our insurance carriers. At December 31, 2010, we had restricted cash held primarily by our insurance carriers totaling $120 million. The majority of our collateral is held by Chartis, formerly known as AIU Holdings, Inc., a subsidiary of American International Group, Inc.

Included in cash and cash equivalents at December 31, 2010 and December 25, 2009 is cash held within branch cash dispensing machines (“CDMs”) for payment of temporary payrolls in the amount of $6.7 million and $8.9 million, respectively.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months. However, should economic conditions deteriorate, our financial results would be adversely impacted and we may need to seek additional sources of capital. These additional sources of financing may not be available, or may not be available on commercially reasonable terms.

Workers’ compensation collateral and claims reserves

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $187.3 million at December 31, 2010.

The following table provides an analysis of changes in our workers’ compensation claims reserves (in millions).

	2010	2009	2008

Beginning balance	$189.5	$203.6	$197.4

Self-insurance reserve expenses related to current year, net	49.4	40.6	45.9
Payments related to current year claims	(11.9)	(8.2)	(11.4)
Payments related to claims from prior years	(27.4)	(31.8)	(15.9)
Changes to prior years’ self-insurance reserve, net	(17.1)	(23.0)	(21.0)
Amortization of prior years’ discount	4.6	7.4	2.1
Net change in excess claims reserve	0.2	0.9	1.9
Liability assumed from acquired business, net	--	--	4.6

Ending balance	187.3	189.5	203.6
Less current portion	42.4	44.8	51.4

Long-term portion	$144.9	$144.7	$152.2

Each of the line items in the above reconciliation of workers’ compensation reserve activity are explained further as follows:

Self-insurance reserve expenses related to current year, net of discount. The estimated claims are expensed as incurred. Our self-insurance reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Reserves are estimated for claims incurred in the current year, as well as claims incurred during prior years. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuary and appropriate discount rates. Factors considered by our independent actuary include, among other things:

—	Changes in medical and time loss (“indemnity”) costs;
—	Mix changes between medical only and indemnity claims;
—	Regulatory and legislative developments that have increased benefits and settlement requirements;
—	Mix changes among brands or types of work within a brand;
—	The impact of safety initiatives implemented; and
—	Positive or adverse development of claim reserves.

The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. However, we have full liability for all remaining payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004. Prior to 2001, we were insured by various carriers who are now insolvent and as a result we are substantially reserved for any claims above the self-insurance limit.

Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 31, 2010, the weighted average rate was 3.3%.

Claim payments. Payments are made against claims for the current year as well as all prior years for which claims remain open. The claim payments are made over a weighted average period of approximately 5.5 years.

Changes to prior years’ self-insurance reserve, net of discount. Changes in reserve estimates are reflected in the income statement in the period when the changes in estimates are made. Changes related to prior years’ reserves (net of discount) resulted in decreases in our reserves of $17.1 million, $23.0 million, and $21.0 million for 2010, 2009 and 2008, respectively.

Amortization of prior years’ discount. Changes to the estimated weighted average lives and corresponding discount rates for actual payments made are reflected in the income statement in the period when the changes in estimates are made. Increases related to prior years resulted in increases in our reserves of $4.6 million, $7.4 million and $2.1 million for 2010, 2009 and 2008, respectively.

Net change in excess claims reserve. Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount the reserve and corresponding receivable to its respective estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. At December 31, 2010, the weighted average rate was 5.1%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over a weighted average period of approximately 19.5 years. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized from insurance companies that are insolvent. Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. Receivables from Troubled Insurance Companies, were $8 million, $8 million and $9 million as of December 31, 2010, December 25, 2009 and December 26, 2008, respectively. Our valuation allowance against these receivables as of December 31, 2010, December 25, 2009 and December 26, 2008 was $8 million, $7 million and $7 million, respectively. Changes to the valuation allowance are recorded in the income statement in the period in which the changes are made.

Liability assumed from acquired business, net of discount. We assumed the workers’ compensation reserve related to our acquisition of PMI in 2008.

Workers’ compensation insurance policies

While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits. Our workers’ compensation insurance policies are renewed annually. We had coverage with Chartis for occurrences during the period from July 2009 to July 2010 and renewed our coverage with Chartis effective July 2010 to July 2011. We are also self-insured with certain state workers’ compensation programs, which are typically renewed on an annual basis.

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	2010	2009

Ending workers’ compensation reserve	$187.3	$189.5
Add back discount on reserves (1)	26.4	33.5
Less portion of workers’ compensation not requiring collateral (2)	(40.0)	(39.8)
Less discounted reserves for claims above our deductible (3)	(33.1)	(32.4)

Total collateral commitments	$140.6	$150.8

(1)	Our claims reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.
(2)	Collateral posted with the current insurance carrier and various state entities in comparison to the estimated balance of unpaid claims.
(3)	Our workers’ compensation reserves include not only estimated expenses for claims within our self-insured limit but also estimated expenses related to claims above our deductible limits.

At December 31, 2010 and December 25, 2009 our total collateral commitments were made up of the following components (in millions):

	2010	2009
Cash collateral held by insurance carriers	$108.7	$112.3
Letters of credit (1)	15.1	20.6
Surety bonds (2)	16.8	17.9

Total collateral commitments	$140.6	$150.8

(1) We had $4.1 and $6.6 million of restricted cash collateralizing our letters of credit at December 31, 2010 and December 25, 2009, respectively.

(2) We had $3.0 and $3.8 million of restricted cash collateralizing our surety bonds at December 31, 2010 and December 25, 2009, respectively.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating leases, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during 2010.

The following table provides a summary of our contractual obligations as of the end of fiscal 2010. We expect to fund these commitments with existing cash and cash equivalents, and cash flows from operations.

	Payments Due by Period (in millions)
Contractual Obligations	Total	2011	2012 through 2013	2014 through 2015	2016 and later

Operating leases (1)	$13.2	$5.1	$6.3	$1.6	$0.2
Capital leases (2)	0.3	0.3	--	--	--
Purchase obligations (3)	6.6	3.8	2.6	0.2	--
Other obligations (4)	1.6	--	--	--	1.6

Total contractual cash obligations	$21.7	$9.2	$8.9	$1.8	$1.8

(1)	Excludes all payments related to branch leases cancelable within 90 days.
(2)	Primarily payments on communication equipment.
(3)

Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty.

(4)	Liability for unrecognized tax benefits.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Workers’ compensation reserves

We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns on “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected in the income statement in the period when the changes in estimates are made.

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”) and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount the reserve and its corresponding receivable to its respective estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.

There are two main factors that impact workers’ compensation expense: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs and lost-time wage costs. A 10% change in the number of claims or cost per claim would impact workers’ compensation expense by approximately $4.7 million. We have not had significant changes in the assumptions used in calculating our reserve balance. However, our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.

Stock-based compensation

Under various plans, officers, employees and non-employee directors have received or may receive grants of stock, stock units, or options to purchase common stock.

Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche. We recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of options to purchase common stock using the Black-Scholes valuation model, which requires the input of subjective assumptions. We recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. Based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, management believes the effect on the expense recognized for fiscal 2010 would not have been material.

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

Goodwill and intangible assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We do not amortize goodwill but test it for impairment annually in the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year.

We test for goodwill impairment at the reporting unit level. We consider our brands Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs and Centerline to be reporting units for goodwill impairment testing. In fiscal 2010, 2009 and 2008, there were no material changes to our reporting units other than new reporting units created as a result of acquisitions in 2008. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. We determine the fair value of each reporting unit primarily using a discounted cash flow model. Based on our test, the fair market value of our reporting units was substantially greater than net book value.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include projected revenue growth, gross profit rates, selling, general and administrative expense rates, working capital fluctuations, capital expenditures and terminal growth rates, as well as an appropriate risk adjusted discount rate. Discount rates are determined using the capital asset pricing model.

We also use comparable market earnings multiple data and our company’s market capitalization to corroborate our reporting unit valuations. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We have indefinite-lived intangible assets related to our CLP Resources and Spartan Staffing trade names. We test our trade names annually for impairment, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates.

An impairment assessment of physical assets is necessary whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In such cases, the asset must be written down to the greater of the net realizable value or fair market value.

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

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. As of December 31, 2010, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase or decrease in interest rates immediately and uniformly by 10% from our 2010 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

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

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements

Consolidated Balance Sheets - December 31, 2010 and December 25, 2009
Consolidated Statements of Operations - Fiscal years ended December 31, 2010, December 25, 2009 and December 26, 2008
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Fiscal years ended December 31, 2010, December 25, 2009 and December 26, 2008
Consolidated Statements of Cash Flows - Fiscal years ended December 31, 2010, December 25, 2009 and December 26, 2008
Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TrueBlue, Inc.

  Tacoma, Washington

We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and December 25, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the two fiscal years then ended. Our audits also included the financial statement schedules listed in the index at Item 15(a)2 as of and for the fiscal years ended December 31, 2010 and December 25, 2009. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TrueBlue, Inc. and subsidiaries as of December 31, 2010 and December 25, 2009, and the results of their operations and their cash flows for each of the two fiscal years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for the fiscal years ended December 31, 2010 and December 25, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TrueBlue, Inc.

  Tacoma, Washington

In our opinion, the consolidated balance sheet as of December 26, 2008 and the related consolidated statements of operations, of shareholders' equity and comprehensive income (loss) and of cash flows for the period ended December 26, 2008 present fairly, in all material respects, the financial position of TrueBlue, Inc. and its subsidiaries at December 26, 2008, and the results of their operations and their cash flows for the period ended December 26, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 for the period ended December 26, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, WA

February 18, 2009

TrueBlue, Inc.

Consolidated Balance Sheets

In Thousands (Except Par Values)

	December 31,	December 25,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$163,153	$124,377
Accounts receivable, net of allowance for doubtful accounts	108,692	105,246
Prepaid expenses, deposits and other current assets	9,981	9,079
Income tax receivable	4,898	1,399
Deferred income taxes	6,776	7,962

Total current assets	293,500	248,063
Property and equipment, net	53,958	60,353
Restricted cash	120,067	124,012
Deferred income taxes	2,400	6,630
Goodwill	36,960	36,960
Intangible assets, net	20,526	23,241
Other assets, net	19,055	18,870

TOTAL ASSETS	$546,466	$518,129

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$18,776	$18,029
Accrued wages and benefits	24,464	21,728
Current portion of workers' compensation claims reserve	42,379	44,775
Other current liabilities	304	303

Total current liabilities	85,923	84,835
Workers' compensation claims reserve, less current portion	144,927	144,726
Other non-current liabilities	2,909	3,136

Total liabilities	233,759	232,697

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock, $0.131 par value, 20,000 shares authorized;
No shares issued and outstanding	0	0
Common stock, no par value, 100,000 shares authorized;
44,086 and 43,833 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,906	2,275
Retained earnings	309,800	283,156

Total shareholders' equity	312,707	285,432

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$546,466	$518,129

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Consolidated Statements of Operations

Fiscal years ended December 31, 2010, December 25, 2009 and December 26, 2008

In Thousands (Except Per Share Data)

	2010	2009	2008
Revenue from services	$1,149,367	$1,018,418	$1,384,269

Cost of services	845,916	727,372	971,757

Gross profit	303,451	291,046	412,512

Selling, general and administrative expenses	258,722	262,182	332,113
Goodwill and intangible asset impairment	0	0	61,000
Depreciation and amortization	16,468	17,030	16,774

Income from operations	28,261	11,834	2,625

Interest expense	(1,515)	(1,491)	(803)
Interest and other income	2,416	3,798	6,333

Interest and other income, net	901	2,307	5,530

Income before tax expenses	29,162	14,141	8,155

Income tax expense	9,323	5,344	12,314

Net income (loss)	$19,839	$8,797	$(4,159)

Net income (loss) per common share:
Basic	$0.46	$0.21	$(0.10)
Diluted	$0.46	$0.20	$(0.10)

Weighted average shares outstanding:
Basic	43,224	42,842	42,885
Diluted	43,540	43,014	42,885

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Fiscal years ended December 31, 2010, December 25, 2009 and December 26, 2008

In Thousands

				Accumulated
				other	Total
			Retained	comprehensive	shareholders'
	Common stock		earnings	income	equity

	Shares	Amount

Balances, December 28, 2007	43,917	$1	$280,088	$3,738	$283,827
Net loss			(4,159)		(4,159)
Foreign currency translation, net of tax				(1,746)	(1,746)

Total comprehensive loss					(5,905)
Purchases and retirement of common stock	(1,232)		(15,997)		(15,997)
Issuances under equity plans, including tax benefits	655		498		498
Stock-based compensation			7,706		7,706

Balances, December 26, 2008	43,340	$1	$268,136	$1,992	$270,129
Net income			8,797		8,797
Foreign currency translation, net of tax				283	283

Total comprehensive income					9,080
Issuances under equity plans, including tax benefits	493		(843)		(843)
Stock-based compensation			7,066		7,066

Balances, December 25, 2009	43,833	$1	$283,156	$2,275	$285,432
Net income			19,839		19,839
Foreign currency translation, net of tax				631	631

Total comprehensive income					20,470
Issuances under equity plans, including tax benefits	253		(354)		(354)
Stock-based compensation			7,159		7,159

Balances, December 31, 2010	44,086	$1	$309,800	$2,906	$312,707

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Consolidated Statements of Cash Flows

Fiscal years ended December 31, 2010, December 25, 2009 and December 26, 2008

In Thousands

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$19,839	$8,797	$(4,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,468	17,030	16,774
Goodwill and intangible asset impairment	0	0	61,000
Provision for doubtful accounts	8,158	14,545	13,163
Stock-based compensation	7,159	7,066	7,706
Deferred income taxes	5,322	2,772	2,960
Other operating activities	(202)	1,062	(311)
Changes in operating assets and liabilities, exclusive of businesses acquired:
Accounts receivable	(11,604)	(14,812)	32,813
Income taxes	(3,338)	13,397	(25,170)
Other assets	(727)	919	3,133
Accounts payable and other accrued expenses	747	(4,573)	(5,199)
Accrued wages and benefits	2,752	2,015	(8,815)
Workers' compensation claims reserve	(2,195)	(14,091)	1,680
Other liabilities	(406)	(522)	(3,137)

Net cash provided by operating activities	41,973	33,605	92,438

Cash flows used in investing activities:
Capital expenditures	(7,050)	(13,153)	(26,137)
Purchases of marketable securities	0	0	(27,158)
Maturities of marketable securities	0	0	38,087
Acquisitions of businesses, net of cash acquired	0	0	(22,390)
Change in restricted cash	3,945	(3,689)	12,174
Other	(298)	94	(11)

Net cash used in investing activities	(3,403)	(16,748)	(25,435)

Cash flows used in financing activities:
Purchases and retirement of common stock	0	0	(15,997)
Net proceeds from sale of stock through options and employee benefit plans	1,054	1,062	3,488
Shares withheld for taxes upon vesting of restricted stock	(1,568)	(880)	(1,018)
Payments on debt	(382)	(394)	(250)
Other	129	(996)	(229)

Net cash used in financing activities	(767)	(1,208)	(14,006)

Effect of exchange rates on cash	973	626	(1,903)

Net change in cash and cash equivalents	38,776	16,275	51,094
CASH AND CASH EQUIVALENTS, beginning of year	124,377	108,102	57,008

CASH AND CASH EQUIVALENTS, end of year	$163,153	$124,377	$108,102

See accompanying notes to consolidated financial statements

TrueBlue, Inc.

Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) provides temporary blue-collar staffing services through the following brands: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline for dedicated and temporary drivers. We are a leader in blue-collar staffing services and through our brands we provide a wide range of specialized staffing services to our customers.

We began operations in 1989 under the name Labor Ready, Inc. providing on-demand, general labor staffing services. Starting in 2004, we began acquiring additional brands to expand our service offerings to customers in the blue-collar staffing market. Effective December 18, 2007, Labor Ready, Inc. changed its name to TrueBlue, Inc. The name change reflects our vision to be the leading provider of blue-collar staffing with multiple brands serving the temporary staffing industry. We are headquartered in Tacoma, Washington.

Basis of presentation

The consolidated financial statements include the accounts of TrueBlue, Inc. and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

TrueBlue operations are one reportable segment. Our operations are all in the blue-collar staffing market of the temporary staffing industry and focus on supplying customers with temporary workers. All our brands have the following similar characteristics:

—	They provide blue-collar temporary labor services;

—	They serve customers who have a need for temporary staff to perform tasks which do not require a permanent employee;

—	They each build a temporary work force through recruiting, screening and hiring. Temporary workers are dispatched to customers where they work under the supervision of our customers;

—

They each drive profitability by managing the bill rates to our customers and the pay rates to our workers. The difference between the bill rate and pay rate is a key metric used to drive the business in all our brands. Profitable growth requires increased volume or bill rates which grow faster than pay rates. Profitable growth is also driven by leveraging our cost structure across all brands; and

—	The long-term performance expectations of all our brands are similar as are the underlying financial and economic metrics used to manage those brands.

Our international operations are not significant to our total operations for segment reporting purposes. Total revenues from our international operations were 3.8%, 3.3% and 5.5% of our total revenue for fiscal years ending 2010, 2009 and 2008, respectively.

Fiscal year end

Our fiscal year ends on the last Friday of December. Fiscal 2010 included 53 weeks ended December 31, 2010. Fiscal 2009 and 2008 each included 52 weeks ended December 25, 2009 and December 26, 2008, respectively. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks.

Use of estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, allowance for doubtful accounts, estimates for asset and goodwill impairments, stock-based compensation forfeiture rates, assumptions underlying self-insurance reserves, and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.

Revenue recognition

Revenue from temporary staffing services is recognized at the time the service is provided and is net of adjustments related to customer credits. Revenue also includes cash dispensing machine fees, billable travel, and other reimbursable costs. Customer discounts or other incentives are recognized in the period the related revenue is earned.

We record revenue on a gross basis as a principal versus on a net basis as an agent in the consolidated statement of operations. We have determined that gross reporting as a principal is the appropriate treatment based upon the following key factors:

—	We maintain the direct contractual relationship with the customer.
—	We have discretion in selecting and assigning the temporary workers to particular jobs and establishing their billing rate.
—	We bear the risk and rewards of the transaction including credit risk if the customer fails to pay for services performed.

Cost of services

Cost of services primarily includes wages of temporary workers and related payroll taxes and workers’ compensation expenses. Cost of services also includes billable travel and other reimbursable costs.

Advertising costs

Advertising costs consist primarily of print and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $3.3 million in 2010, $3.0 million in 2009 and $5.2 million in 2008.

Cash and cash equivalents

We consider all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount together with interest for certain past due accounts. We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The allowance for doubtful accounts is determined based on historical collection trends, write-off experience, customer credit risk, and current economic data and represents our best estimate of the amount of probable credit losses. The allowance for doubtful accounts is reviewed quarterly and past due balances are written-off when it is probable the receivable will not be collected. Our allowance for doubtful accounts was $6.4 million and $6.6 million as of December 31, 2010 and December 25, 2009, respectively.

Restricted cash

Cash pledged as collateral or restricted to use for workers' compensation insurance programs is included as restricted cash in our consolidated balance sheet.

Property and equipment

Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets.

Years
Buildings	40
Computers and software	3 - 7
Furniture and equipment	3 - 10

Leasehold improvements are amortized over the shorter of the related non-cancelable lease term, which is typically 90 days, or their estimated useful lives.

Non-capital expenditures associated with opening new branch locations are expensed as incurred.

When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of earnings.

Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, from three to seven years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software's functionality or extends its useful life. Software maintenance and training costs are expensed in the period incurred.

Property under capital lease is comprised of equipment used in our operations and corporate support functions. The related depreciation for capital lease assets is included in depreciation expense.

Leases

We conduct the majority of our branch office operations from leased locations. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of our lease agreements generally range from three to five years with options to cancel with 90 day notification. Most of the leases contain renewal options and escalation clauses.

For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the minimum lease term. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

Cash or lease incentives received upon entering into certain branch leases ("tenant allowances") are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term. We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

We also lease certain equipment under non-cancelable operating and capital leases. Assets acquired under capital leases are depreciated over the shorter of the useful life of the asset or the lease term, including renewal periods, if reasonably assured.

Goodwill and intangible assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We do not amortize goodwill but test it for impairment annually in the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year.

We test for goodwill impairment at the reporting unit level. We consider our brands Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs and Centerline to be reporting units for goodwill impairment testing. In fiscal 2010, 2009 and 2008, there were no material changes to our reporting units other than new reporting units created as a result of acquisitions in 2008. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. We determine the fair value of each reporting unit using a discounted cash flow model.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include projected revenue growth, gross profit rates, selling, general and administrative expense rates, working capital fluctuations, capital expenditures and terminal growth rates, as well as an appropriate risk adjusted discount rate. Discount rates are determined using the capital asset pricing model.

We also use comparable market earnings multiple data and our company's market capitalization to corroborate our reporting unit valuations. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We have indefinite-lived intangible assets related to our CLP Resources and Spartan Staffing trade names. We test our trade names annually for impairment, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates.

Long-lived asset impairment

Long-lived assets include property and equipment and definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, trade names and non-compete agreements. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in our business strategies. Long-lived assets are grouped at the lowest level at which identifiable cash flows are largely independent when assessing impairment. Our branch assets, including property and equipment and customer relationship intangibles, are grouped and evaluated at the individual branch level. All other property and equipment and definite-lived intangibles are grouped at either the brand or corporate level as appropriate based on the identifiable cash flows. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis). Considerable management judgment is necessary to estimate future after-tax cash flows, including cash flows from continuing use and terminal value. Accordingly, actual future results could vary from our estimates.

Branch closures and exit costs

We routinely evaluate our branch network and close under-performing branches. We classify closed branches in discontinued operations when the operations and cash flows of the branch have been or will be eliminated from ongoing operations. To determine if cash flows have been or will be eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open branches and estimates of revenue migration from the closed branch to any branch remaining open. The estimated revenue migration is based on historical estimates of our revenue migration upon opening or closing a branch in a similar market. Branch closings meeting the criteria for discontinued operations were not material individually or cumulatively for any reporting year presented. Assets related to planned branch closures or other exit activities are evaluated for impairment in accordance with our impairment policy, giving consideration to revised estimates of future cash flows.

Workers’ compensation reserves

We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected in the income statement in the period when the changes in estimates are made.

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”) and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount the liability and its corresponding receivable to its estimated net present value using the “risk-free” rates associated with the actuarially determined weighted average lives of our excess claims. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.

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

Income taxes and related valuation allowance

We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have determined that a valuation allowance is appropriate for certain foreign net operating losses that we expect will not be utilized within the permitted carry forward periods as of December 31, 2010 and December 25, 2009. See Note 11 for further discussion.

Stock-based compensation

Under various plans, officers, employees and non-employee directors have received or may receive grants of stock, stock units, or options to purchase common stock. We also have an employee stock purchase plan (“ESPP”).

Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche. We recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of options to purchase common stock using the Black-Scholes valuation model, which requires the input of subjective assumptions. We recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

Foreign currency

Cumulative foreign currency translation adjustments relate to our consolidated foreign subsidiary. Assets and liabilities recorded in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year.

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

Shares outstanding

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.7 million shares and 0.9 million shares as of December 31, 2010 and December 25, 2009, respectively. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.

Recent accounting pronouncements

There are no recent accounting pronouncements that are applicable to us.

NOTE 2: BUSINESS COMBINATIONS

We account for acquired businesses using the purchase method of accounting. Under the purchase method, our consolidated financial statements reflect an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed were recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. These acquisitions were not material to our operations and as such, pro forma financial statements were not required. The following summarizes our acquisition activity since the beginning of 2008:

—

We acquired substantially all of the assets of TLC Services Group, Inc. (“TLC”) in February 2008. The total cost of the acquisition was $5.5 million. Founded in 1975, TLC was a skilled truck-driver staffing provider that operated across multiple states out of 10 locations. Effective January 4, 2010, we changed the name to Centerline Drivers, LLC.

—

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

For additional information regarding the accounting of acquisition related intangible assets refer to Note 8.

NOTE 3: MARKETABLE SECURITIES

Management determines the appropriate classification of our investments in debt and equity securities (“Marketable Securities”) at the time of purchase and re-evaluates such determination at each balance sheet date. Previously held Marketable Securities consisted of revenue bonds and other municipal obligations, which had maturities or reset dates of one year or less. The specific identification method is used for computing realized gains and losses on the sale of available-for-sale securities. For 2008, there were no material realized gains and losses on sales of available-for-sale securities. We did not invest in any marketable securities during 2010 or 2009.

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

The following is a summary of restricted cash (in millions):

	December 31,	December 25,
	2010	2009

Cash collateral held by insurance carriers	$108.7	$112.3
Cash-backed letters of credit	4.1	6.6
Cash-backed surety bonds	3.0	3.8
Other	4.3	1.3

Total restricted cash	$120.1	$124.0

NOTE 5: FAIR VALUE MEASUREMENT

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply a fair value hierarchy which prioritizes the inputs used to measure fair value:

—	Level 1: Investments valued using quoted market prices in active markets for identical assets or liabilities
—	Level 2: Investments valued using other observable market-based inputs or unobservable inputs that are corroborated by market data
—	Level 3: Investments with no observable inputs and therefore, are valued using significant management judgment

Our cash equivalents and investment instruments are classified within Level 1 of the fair value hierarchy. As of December 31, 2010 and December 25, 2009, our Level 1 investments consisted of money market accounts totaling $133.2 million and $61.7 million, respectively. Our Level 1 investments were recorded as Cash and cash equivalents in our Consolidated Balance Sheets. We held no Level 2 or Level 3 investments as of December 31, 2010 or December 25, 2009.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	December 31,	December 25,
	2010	2009

Buildings and land	$23.5	$23.7
Computers and software	71.2	66.6
Cash dispensing machines	11.4	12.2
Furniture and equipment	8.6	8.9
Construction in progress	2.7	2.4

	117.4	113.8
Less accumulated depreciation and amortization	(63.4)	(53.4)

	$54.0	$60.4

Construction in progress consists primarily of internally developed software. As of December 31, 2010 and December 25, 2009, capitalized software development costs, net of accumulated amortization, were $32.8 million and $35.7 million, respectively, excluding amounts in Construction in progress.

Depreciation and amortization of Property and equipment totaled $13.8 million, $13.9 million and $9.8 million in 2010, 2009 and 2008, respectively.

NOTE 7: WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Our workers’ compensation insurance policies are renewed annually. We had coverage with Chartis for occurrences during the period from July 2009 to July 2010 and renewed our coverage with Chartis effective July 2010 to July 2011. For all prior years, we had coverage with Chartis and other insurance providers. Furthermore, we have full liability for all further payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

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

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. As of December 31, 2010 and December 25, 2009 the discounted workers’ compensation claims reserves were $187.3 million and $189.5 million, respectively.

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 31, 2010, the weighted average rate was 3.3%. The claim payments are made over a weighted average period of approximately 5.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 31, 2010, the weighted average rate was 5.1%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over a weighted average period of approximately 19.5 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $25.8 million and $24.7 million as of December 31, 2010 and December 25, 2009, respectively.

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance against the insurance receivable to reflect amounts that may not be realized. Our valuation allowance against receivables from Troubled Insurance Companies as of December 31, 2010 and December 25, 2009 is $7.6 million and $6.8 million, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, as of December 31, 2010 and December 25, 2009 are $18.1 million and $17.9 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuary and appropriate discount rates. Factors considered by our independent actuary include, among other things:

—	Changes in medical and time loss (“indemnity”) costs;
—	Mix changes between medical only and indemnity claims;
—	Regulatory and legislative developments that have increased benefits and settlement requirements;
—	Mix changes among brands or types of work within a brand;
—	The impact of safety initiatives implemented; and
—	Positive or adverse development of claim reserves.

Workers’ compensation expense totaling $43.3 million, $31.5 million, and $56.2 million was recorded for 2010, 2009 and 2008, respectively. Workers’ compensation expense consists of the following components:

—	Self-insurance reserves net of changes in discount;
—	Monopolistic jurisdictions’ premiums;
—	Insurance premiums;
—	Any changes in the valuation allowance related to receivables from insurance companies as described above; and
—	Other miscellaneous expenses.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

There have been no changes in the carrying amount of goodwill for the fiscal years ended December 31, 2010 and December 25, 2009 as follows:

	December 31,	December 25,
	2010	2009
Goodwill	83.1	83.1
Accumulated impairment losses	(46.1)	(46.1)

Beginning Balance	37.0	37.0

Goodwill acquired during the year	--	--
Impairment losses	--	--

Goodwill balance - net	37.0	37.0

Ending Balance
Goodwill	83.1	83.1
Accumulated impairment losses	(46.1)	(46.1)

	37.0	37.0

Intangible assets other than goodwill are broken out separately on our Consolidated Balance Sheets for 2010 and 2009. The following table presents our purchased intangible assets other than goodwill (in millions):

	December 31, 2010			December 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets (1):
Customer relationships	$18.0	$(6.2)	$11.8	$18.0	$(4.2)	$13.8
Trade name/trademarks	3.0	(0.9)	2.1	3.0	(0.6)	2.4
Non-compete agreements	2.1	(1.3)	0.8	2.3	(1.0)	1.3

	$23.1	$(8.4)	$14.7	$23.3	$(5.8)	$17.5

Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	--	$5.8	$5.8	--	$5.8

(1)	Excludes assets that are fully amortized.

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization of our long-lived intangible assets was $2.7 million, $3.2 million and $7.0 million for 2010, 2009 and 2008, respectively.

The following table provides estimated amortization expense of intangible assets other than goodwill as of December 31, 2010 for the next five years and thereafter (in millions):

2011	$ 2.7
2012	2.7
2013	2.3
2014	2.3
2015	2.3
Thereafter	2.4

$ 14.7

Goodwill and long-lived intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value may not be recoverable. In the fourth quarter of 2008, we experienced a significant decline in our stock price. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected, in part, the current economic climate at the time, as well as expected continued weakness in pricing and demand for our temporary staffing services. As a result of our 2008 assessment, we concluded that the carrying amounts of goodwill for the CLP, Spartan Staffing and Centerline reporting units exceeded their implied fair values and we recorded non-cash impairment losses of $46.1 million, which was included in impairment of goodwill and indefinite-lived intangible assets on our Consolidated Statement of Operations for the fiscal year ended December 26, 2008. Our assessment of goodwill impairment indicated that as of December 26, 2008, the fair value of each of the Labor Ready and PlaneTechs reporting units exceeded its carrying value and therefore goodwill was not impaired. In addition, we tested our long-lived intangible assets for impairment and determined that certain intangible assets associated with the CLP, Spartan Staffing and Centerline asset groups, primarily customer relationships, were impaired mainly due to the revised lower revenue and profit forecasts associated with those customer relationships acquired with the acquisitions of CLP, Spartan Staffing and Centerline. We measured the amount of impairment by calculating the amount by which the carrying value of these assets exceeded their estimated fair values, which were based on projected undiscounted future net cash flows. As a result of this review, in 2008 we recorded non-cash impairment losses totaling $14.9 million. The non-cash impairment loss was included in impairment of goodwill and intangible assets on our Consolidated Statement of Operations for the fiscal year ended December 26, 2008. The net loss for 2008 includes a total goodwill and intangible asset impairment charge of $61.0 million. In fiscal 2009 and 2010 we identified no impairments of goodwill or long-lived intangible assets.

NOTE 9: PREFERRED STOCK

We have authorized 20 million shares of blank check preferred stock. The blank check preferred stock is issuable in one or more series, each with such designations, preferences, rights, qualifications, limitations and restrictions as our Board of Directors may determine and set forth in supplemental resolutions at the time of issuance, without further shareholder action.

The initial series of blank check preferred stock authorized by the Board of Directors was designated as Series A Preferred Stock. We had no outstanding shares of preferred stock in any of the years presented.

NOTE 10: COMMON STOCK

We did not purchase any shares of our common stock under our authorized share purchase program during 2010 and 2009. As of December 31, 2010 we had $21.5 million worth of our common stock available to us for future purchases under the current authorization. Pursuant to our share purchase program, we purchased 1.2 million shares at a total cost of $16.0 million, including commissions during 2008.

NOTE 11: INCOME TAXES

The provision for income taxes is comprised of the following (in millions):

	2010	2009	2008
Current taxes:
Federal	$2.0	$1.2	$8.1
State	1.6	1.2	0.3
Foreign	0.4	0.1	1.0

Total current taxes	4.0	2.5	9.4

Deferred taxes:
Federal	3.9	2.4	3.6
State	1.4	0.4	(0.8)
Foreign	--	--	0.1

Total deferred taxes	5.3	2.8	2.9

Provision for income taxes	$9.3	$5.3	$12.3

The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations are as follows (in millions):

	2010	%	2009	%	2008	%
Income tax expense based on statutory rate	$10.2	35.0%	$4.9	35.0%	$2.8	35.0%
Increase (decrease) resulting from:
Goodwill and intangible asset impairment	--	--	--	--	11.5	140.9%
State income taxes, net of federal benefit	1.9	7.0%	1.3	9.2%	0.8	10.4%
Tax credits, net	(4.6)	(16.0%)	(4.5)	(31.7%)	(2.8)	(34.8%)
Nondeductible/nontaxable Items	2.3	8.0%	3.1	21.6%	2.5	30.9%
Other, net	(0.5)	(2.0%)	0.5	3.7%	(2.5)	(31.4%)

Total taxes on income	$9.3	32.0%	$5.3	37.8%	$12.3	151.0%

Our effective income tax rate was 32.0% in 2010, as compared to 37.8% in 2009 and 151.0% in 2008. Results for 2008 include a goodwill and intangible asset impairment charge of $61.0 million. Excluding this impairment charge, net income would have been $45.2 million or an effective tax rate of 34.7%. The principal difference between the statutory federal income tax rate of 35.0% and our 2010 effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses. Our 2010 effective tax rate of 32.0% was lower than our 2009 rate of 37.8% primarily due to the tax benefit related to the favorable development of a federal income tax matter. Our 2008 effective tax rate of 34.7% excluding the effect of the impairment charge was lower than our 2009 rate primarily due to the favorable resolution of certain state income tax matters during 2008.

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2010	December 25, 2009
Deferred tax assets:
Allowance for doubtful accounts	$2.5	$2.6
Workers’ compensation claims reserve	7.3	13.5
Accounts payable and other accrued expenses	3.8	2.5
Net operating loss carry-forwards	0.7	0.6
Accrued wages and benefits	3.0	3.1
Foreign currency translation adjustment	--	0.1
Other	0.4	0.2

Total	17.7	22.6
Valuation allowance for net operating loss carry-forwards	(0.7)	(0.6)

Total deferred tax asset, net of valuation allowance	$17.0	$22.0

Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	$(0.8)	$(0.8)
Depreciation and amortization	(6.4)	(5.4)
Other	(0.6)	(1.2)

Total deferred tax liabilities	$(7.8)	$(7.4)

Net deferred tax asset, end of year	$9.2	$14.6
Net deferred tax asset, current	6.8	8.0

Net deferred tax asset, non-current	$2.4	$6.6

At December 31, 2010, Labor Ready Puerto Rico, Inc. has net operating loss carry-forwards of approximately $2.1 million expiring in 2012 through 2020. A valuation allowance has been established against our carry-forward tax benefits based on our history of past losses.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. As of December 31, 2010 our liability for unrecognized tax benefits was $1.6 million, all of which, if recognized, would impact our effective tax rate. This liability is recorded in Other non-current liabilities in our Consolidated Balance Sheets. In general, the tax years 2007 through 2009 remain open to examination by the major taxing jurisdictions where we conduct business.

The following table summarizes the activity related to our unrecognized tax benefits from December 26, 2008 to December 31, 2010 (in millions):

	2010	2009
Balance, beginning of fiscal year	$1.8	$1.9
Decreases related to settlements	(0.5)	(0.4)
Increases for tax positions related to the current year	0.2	0.4
Increases for tax positions related to prior years	0.1	--
Decreases for tax positions related to prior years	--	(0.1)
Reductions due to lapsed statute of limitations	--	--

Balance, end of fiscal year	$1.6	$1.8

Related to the unrecognized tax benefits noted above, we accrued penalties of $0.1 million and interest of $0.1 million during 2010 and in total, as of December 31, 2010, have recognized a liability for penalties of $0.2 million and interest of $0.4 million.

NOTE 12: NET INCOME (LOSS) PER SHARE

Adjusted net income and diluted common shares were calculated as follows (in millions except per share amounts):

	2010	2009	2008

Net income (loss)	$19.8	$8.8	$(4.2)

Weighted average number of common shares used in basic net income per common share	43.2	42.8	42.9
Dilutive effect of outstanding stock options, non-vested restricted stock and performance share units	0.3	0.2	--

Weighted average number of common shares used in diluted net income per common share	43.5	43.0	42.9

Net income (loss) per common share:
Basic	$0.46	$0.21	$(0.10)
Diluted	$0.46	$0.20	$(0.10)

Antidilutive stock options and other	1.0	1.4	1.6

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding options, non-vested restricted stock and performance share units except where their inclusion would be anti-dilutive.

Anti-dilutive shares associated with our stock options relate to those stock options with a grant price higher than the average market value of our stock during the periods presented. Anti-dilutive shares also include in-the-money options, unvested restricted stock and performance share units for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented. Common stock equivalents related to stock options and unvested restricted stock of 0.2 million are anti-dilutive in a net loss year and, therefore, are not included in the 2008 diluted net loss per share.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Revolving credit facility

On June 22, 2009, we entered into a Credit Agreement with Wells Fargo Foothill, LLC and Bank of America, N.A. for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires in June 2012, replaced our existing $80 million revolving credit facility with Wells Fargo Bank, N.A. and Bank of America, N.A., which was set to expire in April of 2011. As of December 31, 2010, the maximum $80 million was available under the Revolving Credit Facility and $11.0 million of letters of credit have been issued against the facility, leaving an unused portion of $69.0 million.

The maximum amount we can borrow under the Revolving Credit Facility of $80 million is subject to certain borrowing limits. We are limited to:

—

85% of the amount of our eligible accounts receivable. Eligible accounts receivable include all accounts receivable less items such as invoices aged over ninety days, cross-aged receivables, and other items;

—	Plus 60% of the liquidation value of our Tacoma headquarters office building not to exceed $12 million;
—	Less a reserve in an amount equal to the payroll and payroll taxes for our temporary workers for one payroll cycle; and
—	Less other reserves if deemed applicable.

Under the terms of the Revolving Credit Facility, we pay interest and fees on:

—	Loans set, at our option, at either LIBOR or Prime Rate, each subject to a minimum, plus a margin of 3.0%;
—	Outstanding letters-of-credit priced at the margin in effect for LIBOR loans, subject to a minimum, plus a fronting fee of 0.125%; and
—	The unused portion of the Revolving Credit Facility of 0.375%.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The liquidity level is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at December 31, 2010 was $69.0 million and the amount of cash and cash equivalents under control agreements was $159.5 million for a total of $228.5 million, which was in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

The Revolving Credit Facility limits the amount of our common stock we can purchase to $10 million during any twelve month period and the aggregate of cash dividends we pay cannot exceed $5 million at any time, unless we obtain consent from our lenders to increase these amounts.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

Workers’ compensation commitments

Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, letters of credit, and/or surety bonds. The letters of credit bear fluctuating annual fees as described in the section above. Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier, subject to a minimum charge, but not to exceed 2.0% of the bond amount. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

At December 31, 2010 and December 25, 2009, we had provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	December 31, 2010	December 25, 2009
Cash collateral held by insurance carriers	$108.7	$112.3
Letters of credit (1)	15.1	20.6
Surety bonds (2)	16.8	17.9

Total collateral commitments	$140.6	$150.8

(1)	We had $4.1 and $6.6 million of restricted cash collateralizing our letters of credit at December 31, 2010 and December 25, 2009, respectively.
(2)	We had $3.0 and $3.8 million of restricted cash collateralizing our surety bonds at December 31, 2010 and December 25, 2009, respectively.

Capital leases

We have property held under non-cancelable capital leases reported in Property and equipment, net on the Consolidated Balance Sheets totaling $0.3 million and $0.7 million, net of accumulated depreciation at December 31, 2010 and December 25, 2009, respectively. Our capital lease obligations are reported in Other current liabilities in the Consolidated Balance Sheets. Future minimum lease payments under these non-cancelable capital leases as of December 31, 2010 are $0.3 million for 2011.

Operating leases

We have contractual commitments in the form of operating leases related to branch offices, vehicles and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of December 31, 2010 are as follows for each of the next five years and thereafter (in millions):

2011	$5.1
2012	4.0
2013	2.3
2014	1.1
2015	0.5
Thereafter	0.2

$13.2

The majority of operating leases pertaining to our branch offices provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our leases, both parties to the lease have the right to cancel the lease with 90 days notice. Accordingly, we have not included the leases with 90 day cancellation provisions in our disclosure of future minimum lease payments. Total branch office rent expense for 2010, 2009 and 2008 was approximately $22.6 million, $24.8 million and $29.0 million, respectively.

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

Total stock-based compensation expense recognized in the consolidated financial statements (in millions):

	2010	2009	2008

Restricted stock expense	$5.9	$5.6	$6.2
Stock option expense	1.0	1.1	1.1
ESPP expense	0.3	0.4	0.4

Total stock-based compensation expense in the Consolidated Statements of Operations	$7.2	$7.1	$7.7

Total related tax benefit recognized	$2.3	$2.7	$2.7

No capitalized stock-based compensation was included in Property and equipment, net on the Consolidated Balance Sheets for 2010, 2009 or 2008.

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

In February 2010, the Compensation Committee determined that performance share units should be issued to executives instead of stock options. Vesting of the performance share units is contingent upon the Company’s achievement of revenue and profitability goals at the end of each three-year performance period. Compensation expense, based on the estimated performance payout, is recognized ratably over the performance period. Our estimate of the performance payout is reviewed and adjusted as appropriate each quarter.

Restricted stock and performance share units activity for the year ended December 31, 2010 is as follows (shares in thousands):

	Shares	Price (1)
Nonvested at beginning of the year	869	$12.74
Granted	432	$14.61
Vested	(378)	$14.32
Forfeited	(41)	$12.65

Nonvested at the end of the year	882	$13.14

(1)	Weighted average market price on grant date.

As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested restricted stock and performance share units was approximately $7.5 million, which is expected to be recognized over a weighted average period of 1.6 years through 2014. The total fair value of restricted shares vesting during 2010, 2009 and 2008 was $5.4 million, $5.0 million and $4.7 million, respectively.

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes valuation model, and the resulting expense is recognized over the requisite service period for each separately vesting portion of the award. The assumptions used to calculate the fair value of options granted reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	2010	2009	2008
Expected life (in years)	3.36	3.35	3.48
Expected volatility	59.6%	53.0%	43.5%
Risk-free interest rate	1.3%	1.4%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average fair value of options granted during the period	$6.24	$3.52	$5.07

Stock option activity for the year ended December 31, 2010 is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Instrinic Value (millions)
Outstanding, December 25, 2009	1,081	$15.32
Granted	62	$14.56
Exercised	(22)	$9.48
Expired/Forfeited	(2)	$11.94

Outstanding, December 31, 2010	1,119	$15.62	3.4	$3.7

Exercisable, December 31, 2010	610	$19.09	2.3	$0.4

Options expected to vest, December 31, 2010	503	$11.50	4.6	$3.3

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated. The closing per share market value of the Company’s stock on December 31, 2010 was $17.99.

As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.5 million, which is expected to be recognized over a weighted average period of 1.1 years through 2013. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $0.2 million, $0.2 million and $0.6 million, respectively, determined as of the date of exercise.

Cash received from option exercises, net of tax withholdings, during 2010, 2009 and 2008 was $0.2 million, $0.1 million and $2.1 million, respectively. There was de minimis tax benefit realized for the tax deduction from option exercises during the years 2010 and 2009. The actual tax benefit realized for the deduction from option exercises during 2008 was 0.2 million.

Employee stock purchase plan

Our 2010 Employee Stock Purchase Plan (“2010 ESPP”) became effective on July 1, 2010, replacing our 1996 Employee Stock Purchase Plan, which expired on June 30, 2010. Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the monthly purchase of the Company’s common stock. The employee’s purchase price is the lesser of 85% of the fair market value of shares on either the first day or the last day of each month.

Summary of transactions under our ESPP from fiscal year 2008 through 2010 (shares in thousands):

	Shares	Average Price Per Share
Issued during fiscal year 2010	81	$10.75
Issued during fiscal year 2009	133	$7.42
Issued during fiscal year 2008	135	$10.42

Under the 1996 Employee Stock Purchase Plan, 1.9 million shares of common stock had been reserved for purchase, of which 1.7 million shares had been purchased prior to the cancelation of the plan. We have reserved for purchase under the 2010 ESPP 1.0 million shares of common stock, of which 36,000 shares have been issued.

We consider our ESPP to be a component of our share-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Dollars in millions	2010	2009	2008
Cash paid (received) during the year for:
Interest	$1.1	$1.1	$0.6
Income taxes	6.7	(11.5)	36.2

Non-cash investing and financing activities:
Assets acquired with capital lease obligations	$--	$--	$$1.1

NOTE 16: SUBSEQUENT EVENTS

We evaluated other events and transactions occurring after the balance sheet date through the date that the financial statements were issued, and noted no other events that were subject to recognition or disclosure.

Selected Quarterly Financial Data (unaudited)

in millions (except per share data)

	First	Second	Third	Fourth
2010
Revenue from services	$239.8	$284.8	$312.8	$311.9

Cost of services	178.7	209.0	228.2	230.0

Gross profit	61.1	75.8	84.6	81.9

Selling, general and administrative expenses	61.2	61.3	64.4	71.8
Depreciation and amortization	4.1	3.9	3.9	4.6

Income (loss) from operations	(4.2)	10.6	16.3	5.5

Interest expense	(0.3)	(0.4)	(0.4)	(0.3)
Interest and other income	0.6	0.6	0.5	0.6

Interest and other income, net	0.3	0.2	0.1	0.3

Income (loss) before tax expense (benefit)	(3.9)	10.8	16.4	5.8

Income tax expense (benefit)	(1.6)	2.9	6.2	1.8

Net income (loss)	$(2.3)	$7.9	$10.2	$4.0

Net income (loss) per common share:
Basic	$(0.05)	$0.18	$0.24	$0.09
Diluted	$(0.05)	$0.18	$0.23	$0.09
2009
Revenue from services	$224.4	$247.0	$284.8	$262.2

Cost of services	161.7	174.2	202.2	189.3

Gross profit	62.7	72.8	82.6	72.9

Selling, general and administrative expenses	68.3	63.3	65.0	65.6
Depreciation and amortization	4.2	4.3	4.2	4.3

Income (loss) from operations	(9.8)	5.2	13.4	3.0

Interest expense	(0.1)	(0.4)	(0.5)	(0.5)
Interest and other income	1.3	1.1	0.7	0.7

Interest and other income, net	1.2	0.7	0.2	0.2

Income (loss) before tax expense (benefit)	(8.6)	5.9	13.6	3.2

Income tax expense (benefit)	(3.3)	2.2	5.4	1.0

Net income (loss)	$(5.3)	$3.7	$8.2	$2.2

Net income (loss) per common share:
Basic	$(0.12)	$0.09	$0.19	$0.05
Diluted	$(0.12)	$0.09	$0.19	$0.05

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting. During the fourth quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TrueBlue, Inc.

  Tacoma, Washington

We have audited the internal control over financial reporting of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the fiscal year ended December 31, 2010 of the Company and our report dated February 22, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 22, 2011

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and nominees for directorship is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2010, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to the Company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Years 2010 and 2009” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a)	Exhibits and Financial Statement Schedules
1.	Financial Statements can be found under Item 8 of Part II of this Form 10-K.
2.	Financial Statement Schedules can be found on Page 59 of this Form 10-K.
3.	The Exhibit Index is found on Page 60 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	2/22/11
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	2/22/11
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	2/22/11
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven C. Cooper	2/22/11	/s/ Joseph P. Sambataro, Jr.	2/22/11
Signature	Date	Signature	Date
Steven C. Cooper, Director, Chief Executive Officer and President		Joseph P. Sambataro, Jr., Chairman of the Board

/s/ Craig Tall	2/22/11	/s/ William W. Steele	2/22/11
Signature	Date	Signature	Date
Craig Tall, Director		William W. Steele, Director

/s/ Thomas E. McChesney	2/22/11	/s/ Robert J. Sullivan	2/22/11
Signature	Date	Signature	Date
Thomas E. McChesney, Director		Robert J. Sullivan, Director

/s/ Gates McKibbin	2/22/11	/s/ Bonnie W. Soodik	2/22/11
Signature	Date	Signature	Date
Gates McKibbin, Director		Bonnie W. Soodik, Director

/s/ Jeffrey B. Sakaguchi	2/22/11
Signature	Date
Jeffrey B. Sakaguchi, Director

FINANCIAL STATEMENT SCHEDULES

Schedule II, Valuation and Qualifying Accounts (in millions)

Allowance for doubtful accounts activity was as follows:

	2010	2009	2008
Balance, beginning of the year	$6.6	$5.4	$6.0
Charged to expense	8.2	14.5	13.2
Write-offs	(8.4)	(13.3)	(13.8)

Balance, end of year	$6.4	$6.6	$5.4

Insurance receivable valuation allowance activity was as follows:

	2010	2009	2008
Balance, beginning of the year	$6.8	$6.9	$7.1
Charged to expense	0.8	(0.1)	(0.2)

Balance, end of year	$7.6	$6.8	$6.9

Income tax valuation allowance activity was as follows:

	2010	2009	2008
Balance, beginning of the year	$0.6	$0.5	$14.5
Net operating income (loss) in the United Kingdom and Puerto Rico (1)	0.1	0.1	(13.9)
Other, net	--	--	(0.1)

Balance, end of year	$0.7	$0.6	$0.5

(1)	During 2008, we sold the remaining branches in the United Kingdom and ceased operations. The deferred tax benefit for accumulated losses for 2008 and prior years and the associated full valuation allowance of $14.0 million was reversed. This had no impact on consolidated income taxes payable.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing

3.1	Amended and Restated Articles of Incorporation	8-K	001-14543	6/15/2009

3.2	Amended and Restated Company Bylaws	8-K	001-14543	9/11/2008

10.1	1996 Employee Stock Option and Incentive Plan	10-K	001-14543	3/26/1997

10.2	2000 Stock Option Plan (Last Amended January 14, 2002)	10-K	001-14543	3/2/2004

10.3	Assumption and Novation Agreement among TrueBlue, Inc. and Lumbermen’s Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004	10-K	001-14543	3/11/2005

10.4	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004	10-K	001-14543	3/11/2005

10.5	2005 Long Term Equity Compensation Program	8-K	001-14543	5/24/2005

10.6	Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated August 3, 2005	8-K	001-14543	8/9/2005

10.7	Form Executive Employment Agreement as between TrueBlue, Inc. and Derrek Gafford, Wayne Larkin, and Noel Wheeler, dated December 31, 2006	8-K	001-14543	1/5/2007

10.8	Form Executive Non-Compete Agreement between TrueBlue, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler	8-K	001-14543	1/5/2007

10.9	Form Executive Indemnification Agreement between TrueBlue, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler	8-K	001-14543	1/5/2007

10.10	Form Executive Change in Control Agreement between TrueBlue, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler	8-K	001-14543	1/5/2007

10.11	Amended and Restated Credit Agreement between TrueBlue, Inc. and Wells Fargo Bank and Bank of America, dated June 22, 2009	8-K	001-14543	6/25/2009

10.12	Amended and Restated Executive Employment Agreement between TrueBlue, Inc. and Steven C. Cooper, dated November 16, 2009	8-K	001-14543	11/19/2009

10.13	Amended and Restated Non-Competition Agreement between TrueBlue, Inc. and Steven Cooper, dated November 16, 2009	8-K	001-14543	11/19/2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing

10.14	Equity Retainer And Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010	S-8	333- 164614	2/1/2010

10.15	2010 Employee Stock Purchase Plan	14-A	001-14543	5/12/2010

10.16	Form Executive Employment Agreement, Executive Non-Compete Agreement, Form Executive Indemnification Agreement, and Form Executive Change in Control Agreement between TrueBlue, Inc. and Kimberly Cannon, dated November 8, 2010	8-K	001-14543	1/5/2007

10.17	TrueBlue, Inc. 2010 Nonqualified Deferred Compensation Plan	S-8	333-167770	6/25/2010

21*	Subsidiaries of TrueBlue, Inc.	--	--	--

23.1*	Consent of Deloitte & Touche LLP – Independent Registered Public Accounting Firm	--	--	--

23.2*	Consent of PricewaterhouseCoopers LLP – Independent Registered Public Accounting Firm	--	--	--

31.1*	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--

31.2*	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--

32.1*	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--

101**	The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 22, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.
**	Furnished herewith.

Copies of Exhibits may be obtained upon request directed to Mr. James Defebaugh or Mr. Derrek Gafford, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.