Form 10-Q
period 2011-04-01
TrueBlue, Inc.
filed 2011-05-06
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14543
__________________________________________________
TrueBlue, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________

Washington	91-1287341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1015 A Street, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(253) 383-9101
__________________________________________________

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

As of April 29, 2011, there were 44,309,894 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUEBLUE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	April 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$152,790	$163,153
Accounts receivable, net of allowance for doubtful accounts of $4.8 and $6.4 million	120,410	108,692
Prepaid expenses, deposits and other current assets	9,576	9,981
Income tax receivable	6,703	4,898
Deferred income taxes	5,893	6,776
Total current assets	295,372	293,500
Property and equipment, net	52,386	53,958
Restricted cash and investments	123,808	120,067
Deferred income taxes	2,592	2,400
Goodwill	36,960	36,960
Intangible assets, net	19,849	20,526
Other assets, net	19,002	19,055
Total assets	$549,969	$546,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$16,229	$18,776
Accrued wages and benefits	28,159	24,464
Current portion of workers’ compensation claims reserve	41,280	42,379
Other current liabilities	201	304
Total current liabilities	85,869	85,923
Workers’ compensation claims reserve, less current portion	145,484	144,927
Other long-term liabilities	2,806	2,909
Total liabilities	234,159	233,759

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 44,281 and 44,086 shares issued and outstanding	1	1
Accumulated other comprehensive income	3,164	2,906
Retained earnings	312,645	309,800
Total shareholders’ equity	315,810	312,707
Total liabilities and shareholders’ equity	$549,969	$546,466
See accompanying notes to condensed consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Revenue from services	$274,300	$239,851
Cost of services	204,269	178,726
Gross profit	70,031	61,125
Selling, general and administrative expenses	65,159	61,214
Depreciation and amortization	3,922	4,095
Income (loss) from operations	950	(4,184)
Interest expense	(273)	(305)
Interest and other income	581	633
Interest and other income, net	308	328
Income (loss) before tax expense (benefit)	1,258	(3,856)
Income tax expense (benefit)	492	(1,597)
Net income (loss)	$766	$(2,259)
Net income (loss) per common share:
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)
Weighted average shares outstanding:
Basic	43,460	43,083
Diluted	43,854	43,083
See accompanying notes to condensed consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Cash flows from operating activities:
Net income (loss)	$766	$(2,259)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,922	4,095
Provision for doubtful accounts	576	2,066
Stock-based compensation	2,575	2,430
Deferred income taxes	690	1,118
Other operating activities	(527)	23
Changes in operating assets and liabilities:
Accounts receivable	(12,294)	2,395
Income taxes	(1,264)	(3,183)
Other assets	458	587
Accounts payable and other accrued expenses	(2,547)	(1,248)
Accrued wages and benefits	3,695	(477)
Workers’ compensation claims reserve	(542)	(2,314)
Other liabilities	(103)	225
Net cash (used in) provided by operating activities	(4,595)	3,458
Cash flows from investing activities:
Capital expenditures	(1,691)	(777)
Change in restricted cash	(635)	2,305
Purchase of restricted investments	(3,106)	—
Other	—	10
Net cash (used in) provided by investing activities	(5,432)	1,538
Cash flows from financing activities:
Net proceeds from sale of stock through options and employee benefit plans	424	294
Common stock repurchases for taxes upon vesting of restricted stock	(1,460)	(1,153)
Payments on debt	(103)	(92)
Other	541	77
Net cash used in financing activities	(598)	(874)
Effect of exchange rates on cash	262	16
Net change in cash and cash equivalents	(10,363)	4,138
CASH AND CASH EQUIVALENTS, beginning of period	163,153	124,377
CASH AND CASH EQUIVALENTS, end of period	$152,790	$128,515

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$174	$207
Income taxes	$1,047	$127
See accompanying notes to condensed consolidated financial statements

Page - 5

Notes to Condensed Consolidated Financial Statements

NOTE 1:	ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited condensed consolidated financial statements (“financial statements”) are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial information. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Our 2011 fiscal year will include 52 weeks and our 2010 fiscal year included 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

On March 11, 2011, we entered into an agreement with The Bank of New York Mellon as escrow agent and National Union Fire Insurance Company of Pittsburgh, PA on behalf of itself and its insurance company affiliates including but not limited to Chartis Casualty Company (Chartis). The agreement creates a trust (the "Trust") at The Bank of New York Mellon which holds the majority of our collateral obligations under existing workers' compensation insurance policies that were previously held directly by Chartis. Placing the collateral in the Trust allows us to manage the investment of the assets. In conjunction with the creation of the Trust, we expanded our accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010 to include the following in preparation of our quarterly financial information:

Restricted cash and investments
Cash and investments pledged as collateral and restricted to use for workers' compensation insurance programs are included as restricted cash and investments in our Consolidated Balance Sheet. Our investments consist of highly rated investment grade debt securities which are rated A or higher by Nationally Recognized Statistical Rating Organizations. All of our investments are classified as held-to-maturity.
Fair value of financial instruments and investments
The carrying value of cash and cash equivalents and restricted cash approximates fair value because of the short-term maturity of those instruments. The fair value of our restricted investments is based upon the quoted market price on the last business day of the fiscal reporting period. Where an observable quoted market price for a security does not exist, we estimate fair value using a variety of valuation methodologies, which include observable inputs for comparable instruments and unobservable inputs. The specific methodologies include comparing the security with similar publicly traded securities and estimating discounted cash flows.

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

The carrying value of our cash and cash equivalents, restricted cash, and accounts receivable approximates fair value due to their short term nature. Cash equivalents consist of money market funds and investments with original maturities of three months or less and are classified within Level 1 of the fair value hierarchy. Our cash equivalents included money market funds totaling $86 million and $133 million for April 1, 2011 and December 31, 2010, respectively.

Page - 6

Notes to Condensed Consolidated Financial Statements—(Continued)

NOTE 3:	RESTRICTED CASH AND INVESTMENTS

Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents, highly rated investment grade debt securities, and cash-backed instruments.

Prior to March 11, 2011, Chartis held the majority of the restricted cash collateralizing our self-insured workers' compensation policies. As of March 11, 2011, we entered into an agreement between Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations. Effective March 11, 2011, we transferred $89.1 million from Chartis to the Trust. Of the amount transferred, $3.1 million was invested. The amortized cost of our investment securities held to maturity consisted of $2.6 million of state government and agency securities and $0.5 million of corporate bonds, which approximates fair value of these investments as of April 1, 2011. The maturity dates of these investment securities range from November 2012 to July 2018.

The following is a summary of restricted cash and investments (in millions):

	April 1, 2011	December 31, 2010
Cash collateral held by insurance carriers	$25.6	$108.7
Cash held in trust	86.0	—
Investments held in trust	3.1	—
Cash-backed letters of credit	4.1	4.1
Cash-backed surety bonds	3.0	3.0
Other	2.0	4.3
Total Restricted cash and investments	$123.8	$120.1

The following is a summary of held to maturity investments (in millions):

	April 1, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
State government and agency securities	$2.6	—	—	$2.6
Corporate bonds	0.5	—	—	0.5
	$3.1	—	—	$3.1

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	April 1, 2011	December 31, 2010
Buildings and land	$23.4	$23.5
Computers and software	71.9	71.2
Cash dispensing machines	5.4	11.4
Furniture and equipment	8.5	8.6
Construction in progress	2.9	2.7
	112.1	117.4
Less accumulated depreciation and amortization	(59.7)	(63.4)
	$52.4	$54.0

Page - 7

Notes to Condensed Consolidated Financial Statements—(Continued)

Capitalized software costs, net of accumulated amortization, were $31.9 million and $32.8 million as of April 1, 2011 and December 31, 2010 respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of internally developed software.

Depreciation and amortization of Property and equipment totaled $3.2 million and $3.4 million for the thirteen weeks ended April 1, 2011 and March 26, 2010, respectively.

NOTE 5:	INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill (in millions):

	April 1, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$18.0	$(6.7)	$11.3	$18.0	$(6.2)	$11.8
Trade name/trademarks	3.0	(1.0)	2.0	3.0	(0.9)	2.1
Non-compete agreements	2.1	(1.4)	0.7	2.1	(1.3)	0.8
	$23.1	$(9.1)	$14.0	$23.1	$(8.4)	$14.7
Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	$ --	$5.8	$5.8	$ --	$5.8
____________________
(1)Excludes intangible assets that are fully amortized or written off due to impairment.

Total amortization expense was $0.7 million for each of the thirteen weeks ended April 1, 2011 and March 26, 2010.

Amortization expense of intangible assets for the next five years and thereafter is as follows (in millions):

Remainder of 2011	$2.0
2012	2.7
2013	2.3
2014	2.3
2015	2.3
Thereafter	2.4
$14.0

NOTE 6:	WORKERS’ COMPENSATION INSURANCE AND RESERVES

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

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability

Page - 8

Notes to Condensed Consolidated Financial Statements—(Continued)

was incurred. At April 1, 2011, the weighted average rate was 3.2%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At April 1, 2011, the weighted average rate was 5.0%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 19.2 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $26.1 million and $25.8 million as of April 1, 2011 and December 31, 2010, respectively. The receivable for the insurance on excess claims is included in Other assets, net in the accompanying Consolidated Balance Sheets.

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $7.9 million against all of the Troubled Insurance Companies insurance receivables as of April 1, 2011 and substantially all of the Troubled Insurance Companies insurance receivables as of December 31, 2010.

Our total discounted workers’ compensation claims reserves were $186.8 million and $187.3 million as of April 1, 2011 and December 31, 2010, respectively. Workers’ compensation expense totaling $10.2 million and $7.9 million was recorded for the thirteen weeks ended April 1, 2011 and March 26, 2010, respectively.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Revolving credit facility

We have a credit agreement with Wells Fargo Capital Finance and Bank of America, N.A. for a secured revolving credit facility of up to a maximum amount of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in June 2012. As of April 1, 2011, the maximum $80 million was available under the Revolving Credit Facility and $11.0 million of letters of credit have been issued against the facility, leaving an unused portion of $69.0 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The amount we were entitled to borrow at April 1, 2011 was $69.0 million and the amount of cash and cash equivalents under control agreements was $155.2 million for a total of $224.2 million of liquidity, which was in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

Workers’ compensation commitments

Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation, for which they would become responsible if we became insolvent. The collateral typically takes the form of cash and cash equivalents, highly rated investment grade debt securities, letters of credit, and/or surety bonds. On a regular basis these entities assess the amount of collateral they will require from us relative to our workers' compensation obligation. Prior to March 11, 2011, Chartis held the majority of the restricted cash collateralizing our self-insured workers' compensation policies. As of March 11, 2011, we entered into an agreement between Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations.

Our surety bonds are issued by independent insurance companies on our behalf. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

Page - 9

Notes to Condensed Consolidated Financial Statements—(Continued)

At April 1, 2011 and December 31, 2010 we had provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	April 1, 2011	December 31, 2010
Cash collateral held by insurance carriers	$25.6	$108.7
Cash held in trust (1)	86.0	—
Investments held in trust (1)	3.1	—
Letters of credit (2)	15.0	15.1
Surety bonds (3)	16.9	16.8
Total collateral commitments	$146.6	$140.6
____________________

(1)
Effective March 11, 2011, we transferred $89.1 million from Chartis to the Trust. Of the amount transferred, we invested $2.6 million in state government and agency securities and $0.5 million in corporate bonds.

(2)	We had $4.1 million of restricted cash collateralizing our letters of credit at both April 1, 2011 and December 31, 2010.

(3)	We had $3.0 million of restricted cash collateralizing our surety bonds at both April 1, 2011 and December 31, 2010.

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

Total stock-based compensation expense was (in millions):

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Restricted stock and performance share units expense	$2.4	$1.9
Stock option expense	0.1	0.4
ESPP expense	0.1	0.1
Total stock-based compensation	$2.6	$2.4

Restricted stock and performance share units

Stock-based awards are issued under our 2005 Long-Term Equity Incentive Plan. Restricted stock is granted to officers and key employees and vests over periods ranging from three to four years. Stock granted to our directors vested immediately. Restricted stock-based compensation expense is calculated based on the grant-date market value. We recognize stock-based compensation expense on a straight-line basis over the vesting period for the awards that are expected to vest.

Performance share units have been granted to executives since 2010. Vesting of the performance share units is contingent upon the achievement of revenue and profitability goals at the end of each three-year performance period. Each performance share unit is equivalent to a share of common stock. Compensation expense is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period for the performance share units which are expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.

Restricted stock and performance share units activity was (shares in thousands):

Page - 10

Notes to Condensed Consolidated Financial Statements—(Continued)

	Thirteen weeks ended
	April 1, 2011
	Shares	Price (1)
Non-vested at beginning of period	882	$13.14
Granted	396	$17.19
Vested	(298)	$13.42
Forfeited	(4)	$12.74
Non-vested at the end of the period	976	$14.63
_____________________

(1)	Weighted average market price on grant-date.

As of April 1, 2011, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $8.7 million, of which $7.8 million is currently estimated to be recognized over a weighted average period of 1.7 years through 2015. As of April 1, 2011, total unrecognized stock-based compensation expense related to performance share units was approximately $3.2 million, of which $2.5 million is currently estimated to be recognized over a weighted average period of 2.5 years through 2014.

Stock options

Our 2005 Long-Term Equity Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees.

Stock option activity follows (shares in thousands):

	Thirteen weeks ended
	April 1, 2011
	Shares	Price (1)
Outstanding, December 31, 2010	1,119	$15.62
Granted	—	$—
Exercised	(8)	$13.20
Expired/Forfeited	—	$—
Outstanding, April 1, 2011	1,111	$15.64

Exercisable, April 1, 2011	813	$18.03
Options expected to vest, April 1, 2011	295	$9.14
____________________

(1)	Weighted average exercise price.

There were no stock options granted during the period ending April 1, 2011. A summary of the weighted average assumptions and results for stock options granted during the period ending March 26, 2010 is as follows:

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Expected life (in years)	—	3.36
Expected volatility	—%	59.6%
Risk-free interest rate	—%	1.3%
Expected dividend yield	—%	—%
Weighted average fair value of options granted during the period	$—	$6.24

As of April 1, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.3 million, which is currently estimated to be recognized over a weighted average period of 0.9 years through 2013.

Page - 11

Notes to Condensed Consolidated Financial Statements—(Continued)

Employee stock purchase plan

Our 2010 Employee Stock Purchase Plan (“2010 ESPP”) became effective on July 1, 2010, replacing our 1996 Employee Stock Purchase Plan, which expired on June 30, 2010. We have reserved for purchase under the 2010 ESPP 1.0 million shares of common stock. During the thirteen weeks ended April 1, 2011 and March 26, 2010, participants purchased 20,000 and 23,000 shares from the plans for cash proceeds of $0.3 million for each period.

NOTE 9:	INCOME TAXES

The effective tax rate was 39.1% for the thirteen weeks ended April 1, 2011. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses. As of April 1, 2011 and December 31, 2010, we had unrecognized tax benefits of $1.6 million.

NOTE 10:	NET INCOME (LOSS) PER SHARE

Adjusted net income (loss) and diluted common shares were calculated as follows (in millions except per share amounts):

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Net income (loss)	$0.8	$(2.3)

Weighted average number of common shares used in basic net income (loss) per common share	43.5	43.1
Dilutive effect of outstanding stock options and non-vested restricted stock	0.4	—
Weighted average number of common shares used in diluted net income (loss) per common share	43.9	43.1
Net income (loss) per common share:
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)

Antidilutive stock options and other	0.7	1.0

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

Antidilutive shares associated with our stock options relate to those stock options with an exercise price higher than the average market value of our stock during the periods presented. Antidilutive shares also include in-the-money options and non-vested restricted stock for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented.

Due to the net loss from continuing operations for the thirteen weeks ended March 26, 2010, the assumed exercise of stock options and non-vested restricted stock had an antidilutive effect and therefore 0.4 million shares were excluded from the computation of diluted loss per share.

Page - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors.”

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

Overview

TrueBlue, Inc. (“TrueBlue”, “we”, “us”, “our”) provides temporary blue-collar staffing services through the following brands: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline for dedicated and temporary commercial drivers. We are a leader in blue-collar staffing services and through our brands we provide a wide range of specialized staffing services to our customers.

Revenue for the quarter was $274.3 million, an increase of 14.4% compared to revenue for the first quarter of 2010. The strong revenue growth during the first quarter of 2011 was primarily driven by continued revenue growth across most major geographies and industries we serve. Excluding the negative impact of a decline in revenues from our largest customer, The Boeing Company and affiliates, revenue for the quarter increased 23.8% compared to revenue for the first quarter of 2010.

Businesses are increasing their use of temporary workers. We believe that continued economic uncertainty, increasing government regulation, and growing demand for workforce flexibility has increased the demand for temporary workers.

Our revenue growth resulted in increased profitability. Net income for the quarter was $0.8 million or $0.02 per diluted share, compared to a net loss of $2.3 million or $0.05 per diluted share for the first quarter of 2010. Due to the seasonal nature of our business, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.

We had 719 branches in operation at the end of the quarter.
As of March 11, 2011, we entered into an agreement between Chartis and the Bank of New York Mellon creating a trust (the "Trust") at the Bank of New York Mellon which holds the majority of our collateral for workers' compensation insurance obligations. Our insurance carriers require us to collateralize a portion of our workers' compensation obligation. Prior to March 11, 2011, Chartis held the majority of the restricted cash collateralizing our self-insured workers' compensation policy. Effective March 11, 2011, we transferred $89.1 million from Chartis to the Bank of New York Mellon. Of that amount, $3.1 million was invested as of April 1, 2011. Placing the collateral in a trust allows us to manage the investment of the trust assets which we believe will enhance investment returns.

Results of Operations

The following table presents selected financial data ($ in millions, except per share amounts):

Page - 13

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Revenue from services	$274.3	$239.9
Total revenue growth %	14.4%	6.9%
Gross profit as a % of revenue	25.5%	25.5%
Selling, general and administrative expenses	$65.2	$61.2
Selling, general and administrative expenses as a % of revenue	23.8%	25.5%
Income (loss) from operations	$1.0	$(4.2)
Income (loss) from operations as a % of revenue	0.3%	(1.7)%
Net income (loss)	$0.8	$(2.3)
Net income (loss) per diluted share	$0.02	$(0.05)

Revenue

Revenue for the quarter was $274.3 million, an increase of 14.4% compared to the same quarter in 2010. We experienced widespread demand for our services during the first quarter of 2011. Trends improved across most of the major industries we serve. Likewise, we experienced improving trends across most geographic areas.

Our quarterly and monthly revenue trends in comparison with the same period in the prior year are as follows:

	Revenue Growth
	2011	2010
First Quarter	14.4%	6.9%
January (1)	19.2%	0.4%
February	11.6%	8.0%
March	13.1%	10.9%
____________________
(1)     The fiscal month of January 2010 included the last week of December 2009, our slowest week of the year. The fiscal month of January 2011 excluded that same week. The January 2011 growth rate was 11% for comparable periods.

The improvement in our year-over-year monthly revenue trends was due primarily to increased demand from our customers in conjunction with the economic recovery. During the recent recession and current post-recessionary environment, the temporary staffing industry is experiencing increased volatility in comparison with past economic cycles. This is largely due to the severity of the recession which resulted in a dramatic drop in the use of temporary staffing as companies aggressively reduced the size of their workforce. However, in the post-recessionary environment, the temporary staffing industry has experienced increased demand in relation to total job growth as customers have placed a greater priority on maintaining a more flexible workforce.

Our monthly revenue trends for the first quarter of 2011 were negatively impacted by a decline in year-over-year revenue from our largest customer, Boeing and affiliates. Excluding the impact of the revenue decline from Boeing and affiliates revenue would have increased 23.8% for the first quarter of 2011. While revenue from this customer decreased during the first quarter of 2011 in comparison to the same period in the prior year, the dollar amount of revenue has been fairly consistent since the second quarter of 2010.

Gross profit

Gross profit was as follows (in millions):

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Gross profit	$70.0	$61.1
Gross profit as a % of revenue	25.5%	25.5%

Page - 14

Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation insurance costs, and reimbursable costs. The gross profit percent for the first quarter of 2011 is unchanged from the comparable quarter in 2010.

Workers’ compensation expense was 3.7% of revenue for the first quarter of 2011 versus 3.3% of revenue for the first quarter of 2010. We continue to see reductions in the estimated cost of workers compensation claims which is primarily due to the success of our risk management programs. However, those reductions were less in the first quarter of 2011 as compared to 2010 resulting in increased workers’ compensation expense as a percent of revenue. The increase in workers' compensation expense as a percent of revenue was offset by incentives from the Hiring Incentives to Restore Employment (HIRE) Act. The HIRE Act provided incentives for hiring and retaining workers by exempting the employer share of the social security tax on wages paid to qualified individuals.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were as follows (in millions):

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Selling, general and administrative expenses	$65.2	$61.2
Percentage of revenue	23.8%	25.5%

The decline in SG&A as a percentage of revenue was the result of leveraging our cost structure across more revenue for the first quarter of 2011 as compared to the same period in 2010. We remain focused on improving existing branch revenue which should produce strong incremental income from operations as a percentage of sales as we leverage our fixed cost structure.

Depreciation, interest and income taxes

Depreciation, interest and income taxes were as follows (in millions):

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Depreciation and amortization	$3.9	$4.1
Interest and other income, net	$0.3	$0.3
Effective income tax rate	39.1%	41.4%

Our effective tax rate on earnings for the thirteen weeks ended April 1, 2011 was 39.1%, compared to 41.4% for the same period in 2010. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses.

Results of Operations Future Outlook

The following highlights represent our expectations in regard to operating trends for fiscal year 2011. These expectations are subject to revision as our business changes with the overall economy:

•	We expect continued revenue growth in 2011 as the economy continues to recover. However, our revenue growth percentage will diminish due to more challenging prior period revenue comparisons.

•
Our expected revenue growth for 2011 will be partially offset by reduced revenue associated with our largest customer, Boeing and affiliates, as they complete certain multi-year projects. Revenue associated with our largest customer was $23.2 million in the first quarter of 2011 which is our best estimate for expected revenue in future quarters.

•	Fiscal 2011 will be a 52-week year as compared to fiscal 2010 which was a 53-week year. The extra week in 2010 added approximately $14 million to 2010 revenue.

Page - 15

•
Federal and state unemployment taxes increased for 2011. Our best estimate of the negative impact of increased payroll taxes on our gross profit for 2011, assuming no increase in bill rates, is 0.6% of revenue. We have successfully increased bill rates to customers for most of these costs.

•
We had certain non-recurring benefits to our gross margin in 2010. The benefits from the HIRE Act for hiring and retaining workers who qualify for certain payroll tax exemptions expired in 2010. The benefit of this non-recurring program net of other non-recurring payroll tax expense was $1.9 million or nearly 20 basis points of gross margin in 2010. Likewise, our workers' compensation expense as a percentage of revenue is expected to be about 4% in future quarters versus 2010 which was 3.8%.

•	We expect continued improvement to income from operations as a percentage of sales as revenues grow and we leverage our fixed cost structure.

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, seasonal sales patterns and profit margins.

Cash Flows from Operating Activities

Our cash flows from operating activities were as follows (in millions):

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Net income (loss)	$0.8	$(2.3)
Depreciation and amortization	3.9	4.1
Provision for doubtful accounts	0.6	2.1
Stock-based compensation	2.6	2.4
Deferred income taxes	0.7	1.1
Other operating activities	(0.5)	0.1
Changes in operating assets and liabilities:
Accounts receivable	(12.3)	2.4
Income taxes	(1.3)	(3.2)
Accounts payable and other accrued expenses	(2.6)	(1.2)
Accrued wages and benefits	3.7	(0.5)
Workers’ compensation claims reserve	(0.6)	(2.3)
Other assets and liabilities	0.4	0.8
Net cash (used in) provided by operating activities	$(4.6)	$3.5

Net cash used in operating activities was $4.6 million for the thirteen weeks ended April 1, 2011 as compared to net cash provided by operating activities of $3.5 million for the same period in 2010.

•	The decline in cash from operating activities is primarily due to the strong revenue growth in the first quarter of 2011 and the associated increase in accounts receivable.

•
Changes in accrued wages and benefits during the first quarter of 2011 are primarily due to the timing of our quarter end and increased payroll taxes and benefits associated with increased revenue. Conversely during 2010, accrued wages and benefits decreased primarily due to cost control measures in response to the economic recession.

•	Generally, our workers’ compensation reserve for estimated claims increases as we increase temporary labor services provided, offset by timing of claim payments.

Cash Flows from Investing Activities

Page - 16

Our cash flows from investing activities were as follows (in millions):

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Capital expenditures	$(1.7)	$(0.8)
Change in restricted cash	(0.6)	2.3
Purchase of restricted investments	(3.1)	—
Other	—	—
Net cash (used in) provided by investing activities	$(5.4)	$1.5

•
Capital expenditures in 2011 and 2010 were primarily related to investments made to upgrade our proprietary information systems. We anticipate that total capital expenditures will be approximately $8.0 million in 2011.

•
We are required by our insurance carriers to collateralize a portion of our workers’ compensation obligation with cash and cash equivalents, highly rated investment grade debt securities and cash-backed instruments such as letters of credit or surety bonds. Restricted cash and investments increased during the first quarter of 2011 due to the increase in the workers' compensation claim reserve. Restricted cash decreased in 2010 primarily due to a decrease in the collateral requirements by our workers’ compensation insurance providers.

•
Effective March 11, 2011, we transferred $89.1 million from Chartis to the Trust which collateralizes a portion of our workers' compensation obligation. Of the amount transferred, we invested $3.1 million. The remaining $86.0 million will be invested and held as restricted investments.

Cash Flows from Financing Activities

Our cash flows from financing activities were as follows (in millions):

	Thirteen weeks ended
	April 1, 2011	March 26, 2010
Net proceeds from sale of stock through options and employee benefit plans	$0.4	$0.3
Common stock repurchases for taxes upon vesting of restricted stock	(1.4)	(1.2)
Payments on debt	(0.1)	(0.1)
Other	0.5	0.1
Net cash used in financing activities	(0.6)	(0.9)

Capital Resources

We have a credit agreement with Wells Fargo Capital Finance and Bank of America, N.A., for a secured revolving credit facility of up to a maximum amount of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in June 2012. As of April 1, 2011, the maximum amount of $80 million was available under the Revolving Credit Facility and $11.0 million of letters of credit have been issued against the facility, leaving an unused portion of $69.0 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The amount available to borrow at 2011 was $69.0 million and the amount of cash and cash equivalents under control agreements was $155.2 million for a total of $224.2 million, which was well in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

Page - 17

We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At April 1, 2011, we had restricted cash and investments totaling $123.8 million.

As of March 11, 2011, we entered into an agreement between Chartis and the Bank of New York Mellon creating a trust which holds the majority of our collateral obligations under existing workers' compensation insurance policies previously held directly by Chartis. We established investment policy directives for the trust, with the first priority to be preservation of capital, second to maintain and ensure a high degree of liquidity, and third to maximize after-tax returns.

Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury Securities, US Agency Debentures & US Agency Mortgages, Corporate Securities, and Municipal Securities.  For those investments rated by the Nationally Recognized Statistical Rating Organizations the minimum ratings are:

	S & P	Moody's	Fitch

Short-term Rating	A-1/SP-1	P-1/MIG-1	F-1

Long-term Rating	A	A2	A
Included in cash and cash equivalents at April 1, 2011 and December 31, 2010 is cash held within branch cash dispensing machines (“CDMs”) for payment of temporary workers in the amount of $4.2 million and $6.7 million, respectively.

Workers’ Compensation Commitments, Insurance and Collateral

We provide workers’ compensation insurance for our temporary workers and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Our workers’ compensation insurance policies are renewed annually. We renewed our coverage with Chartis effective July 1, 2010 for the period July 2010 to July 2011. For all prior periods, we had coverage with Chartis and other insurance providers. However, we have full liability for all remaining payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation, for which they would become responsible if we become insolvent. The collateral typically takes the form of cash and cash equivalents, highly rated investment grade debt securities, letters of credit, and/or surety bonds. On a regular basis these entities assess the amount of collateral they will require from us relative to our workers' compensation obligation. To the extent our investments decline in value below our current collateral obligation, we could be required to post additional collateral.

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	April 1, 2011	December 31, 2010
Total workers’ compensation reserve	$186.8	$187.3
Add back discount on reserves (1)	25.6	26.4
Less excess claims reserve (2)	(25.9)	(25.5)
Less portion of workers’ compensation not requiring collateral	(39.9)	(47.6)
Total collateral commitments	$146.6	$140.6
____________________

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

(2)
Workers’ compensation reserve includes the estimated obligation for claims above our deductible limits. These are the responsibility of the insurance carriers against which there are no collateral requirements.

At April 1, 2011 and December 31, 2010 our total collateral commitments were made up of the following components (in

Page - 18

millions):

	April 1, 2011	December 31, 2010
Cash collateral held by insurance carriers	$25.6	$108.7
Cash held in trust (1)	86.0	—
Investments held in trust (1)	3.1	—
Letters of credit (2)	15.0	15.1
Surety bonds (3)	16.9	16.8
Total collateral commitments	$146.6	140.6
____________________

(1)
Effective March 11, 2011, we transferred $89.1 million from Chartis to the Trust. Of the amount transferred, we invested $2.6 million in state government and agency securities and $0.5 million in corporate bonds.

(2)	We had $4.1 million of restricted cash collateralizing our letters of credit at both April 1, 2011 and December 31, 2010.

(3)	We had $3.0 million of restricted cash collateralizing our surety bonds at both April 1, 2011 and December 31, 2010.

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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At April 1, 2011, the weighted average rate was 3.2%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At April 1, 2011, the weighted average rate was 5.0%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 19.2 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $26.1 million and $25.8 million as of April 1, 2011 and December 31, 2010, respectively.

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $7.9 million against all of the Troubled Insurance Companies receivables as of April 1, 2011 and substantially all of the Troubled Insurance Companies receivables as of December 31, 2010.

Capital Resources Future Outlook

Our sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and our Revolving Credit Facility. We have a cash equivalents balance of $152.8 million and $69.0 million of borrowing available under our existing Revolving Credit Facility as of April 1, 2011. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives for the remainder of 2011. The rate and sustainability of the current economic recovery is uncertain and accordingly, our investments are paced to correspond with a sustainable economic recovery. We will continue to closely monitor expenses and capital expenditures. We believe we are well positioned to generate positive operating cash flows, fund opportunities to expand our presence, and take advantage of sustained economic growth.

Contractual Obligations and Commitments

There have been no material changes during the period covered by this quarterly report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Page - 19

Summary of Critical Accounting Estimates

Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and footnote 1 to our financial statements for the quarter ended April 1, 2011.

New Accounting Standards

There are no recent accounting pronouncements that are applicable to us.

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Actual events or results may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions, brand expansion, divestitures, revenue volumes and mix, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or regulations, availability of suitable temporary workers, our ability to react to a disaster recovery situation, availability of credit on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We discussed our interest rate risk and our foreign currency exchange risk in Part 1, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There has been no material change since that time.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of April 1, 2011, our disclosure controls and procedures are effective.

During the fiscal quarter ended April 1, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Page - 20

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 of Notes to Condensed Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Investing in our securities involves risk. The following risk factors and all other information set forth in this Quarterly Report on Form 10-Q should be considered in evaluating our future prospects.  In particular, keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report.  Forward-looking statements relate to our expectations for future events and time periods. Generally, the words “anticipate,” “believe,” “expect,” “intend,” “plan” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  If any of the events described below occurs, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially and adversely affected.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions to take effect through 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of penalties if such coverage is not provided, would increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

We may incur employment related and other claims that could materially harm our business.
We employ individuals on a temporary basis and place them in our customers' workplaces. We have limited control over our customers' workplace environments. As the employer of record of our temporary workers we incur a risk of liability for various workplace events, including claims for personal injury, wage and hour requirements, discrimination or harassment, and other actions or inactions of our temporary workers. In addition, some or all of these claims may give rise to litigation including class action litigation. Although we currently believe resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and our view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.

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

We are dependent on workers' compensation insurance coverage at commercially reasonable terms.
We provide workers' compensation insurance for our temporary workers. Our workers' compensation insurance policies are renewed annually. The majority of our insurance policies are with Chartis. Our insurance carriers require us to collateralize a

Page - 22

significant portion of our workers' compensation obligation. The majority of collateral is held in trust by a third party for the payment of these claims. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all. As our business grows or our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. The loss of our workers' compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies. The loss or decline in value of the collateral could require us to seek additional sources of capital to pay our workers' compensation claims. These additional sources of capital may not be available on commercially reasonable terms, or at all.

Our liquidity may be materially adversely affected by constraints in the capital markets.
We must have sufficient sources of liquidity to fund our working capital requirements, workers' compensation collateral requirements, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under credit facilities.

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
We expect to continue making acquisitions or entering into new business ventures as part of our long-term business strategy. These acquisitions involve significant challenges and risks including that the acquisition does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we experience difficulty in integrating their operations, or diversion of management's attention from our other business. These events could cause harm to our operating results or financial condition.

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
We compete with other temporary staffing companies to meet our customer needs and we must continually attract reliable temporary

Page - 23

workers to fill positions. We have in the past experienced worker shortages and we may experience such shortages in the future. Further, if there is a shortage of temporary workers,the cost to employ these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business.

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

Accidental disclosure of our employees' or customers' information could materially harm our business.
Failure to protect the integrity and security of our employees' and customers' information, including proprietary information, could expose us to litigation and materially damage our relationship with our employees and our customers.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause our stock price to fall.

Outsourcing certain aspects of our business could result in disruption and increased costs.
We have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center information and technology infrastructure and to provide certain back office support activities. Accordingly, we are subject to the risks associated with the vendor's ability to provide these services to meet our needs. If the cost of these services is more than expected, or if the vendor or we are unable to adequately protect our data and information is lost, or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended April 1, 2011.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans for programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
1/1/11 through 1/28/11	1,352	$17.83	—	$ 21.5 million
1/29/11 through 2/25/11	77,158	$18.27	—	$ 21.5 million
2/26/11 through 4/1/11	1,603	$16.83	—	$ 21.5 million
Total	80,113	$18.23	—
____________________

(1)
During the thirteen weeks ended April 1, 2011, we purchased 80,113 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $100 million share purchase program in April 2007 that does not have an expiration date. An additional $21.5 million may be purchased by us pursuant to this program. We did not purchase any shares of our common stock pursuant to this program during the thirteen weeks ended April 1, 2011.

Item 3.	Defaults Upon Senior Securities

Page - 24

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 1, 2011, filed with the SEC on May 6, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). (1)

____________________

(1)
The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Page - 25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/S/ STEVEN C. COOPER	5/6/2011
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/S/ DERREK L. GAFFORD	5/6/2011
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/S/ NORMAN H. FREY	5/6/2011
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 26