Form 10-Q
period 2011-07-01
TrueBlue, Inc.
filed 2011-08-01
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2011
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

As of July 22, 2011, there were 43,159,327 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUEBLUE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	July 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$142,019	$163,153
Accounts receivable, net of allowance for doubtful accounts of $5.1 and $6.4 million	143,016	108,692
Prepaid expenses, deposits and other current assets	11,974	9,981
Income tax receivable	4,393	4,898
Deferred income taxes	5,077	6,776
Total current assets	306,479	293,500
Property and equipment, net	51,192	53,958
Restricted cash and investments	122,781	120,067
Deferred income taxes	2,109	2,400
Goodwill	38,039	36,960
Intangible assets, net	20,873	20,526
Other assets, net	18,906	19,055
Total assets	$560,379	$546,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$27,657	$18,776
Accrued wages and benefits	30,584	24,464
Current portion of workers' compensation claims reserve	40,815	42,379
Other current liabilities	98	304
Total current liabilities	99,154	85,923
Workers’ compensation claims reserve, less current portion	145,192	144,927
Other long-term liabilities	2,973	2,909
Total liabilities	247,319	233,759

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 43,385 and 44,086 shares issued and outstanding	1	1
Accumulated other comprehensive income	3,201	2,906
Retained earnings	309,858	309,800
Total shareholders’ equity	313,060	312,707
Total liabilities and shareholders’ equity	$560,379	$546,466
See accompanying notes to condensed consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Revenue from services	$320,179	$284,804	$594,478	$524,655
Cost of services	234,847	208,974	439,115	387,700
Gross profit	85,332	75,830	155,363	136,955
Selling, general and administrative expenses	67,677	61,269	132,837	122,484
Depreciation and amortization	3,862	3,919	7,784	8,014
Income from operations	13,793	10,642	14,742	6,457
Interest expense	(415)	(426)	(688)	(731)
Interest and other income	581	616	1,162	1,249
Interest and other income, net	166	190	474	518
Income before tax expense	13,959	10,832	15,216	6,975
Income tax expense	5,411	2,911	5,903	1,314
Net income	$8,548	$7,921	$9,313	$5,661
Net income per common share:
Basic	$0.20	$0.18	$0.21	$0.13
Diluted	$0.20	$0.18	$0.21	$0.13
Weighted average shares outstanding:
Basic	43,367	43,223	43,413	43,160
Diluted	43,674	43,502	43,784	43,439
See accompanying notes to condensed consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Twenty-six weeks ended
	July 1, 2011	June 25, 2010
Cash flows from operating activities:
Net income	$9,313	$5,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,784	8,014
Provision for doubtful accounts	2,125	4,328
Stock-based compensation	4,097	3,915
Deferred income taxes	1,991	2,782
Other operating activities	(485)	63
Changes in operating assets and liabilities:
Accounts receivable	(36,449)	(14,904)
Income taxes	1,019	(2,450)
Other assets	(1,845)	312
Accounts payable and other accrued expenses	8,881	(406)
Accrued wages and benefits	6,115	5,514
Workers’ compensation claims reserve	(1,299)	(2,511)
Other liabilities	(112)	167
Net cash provided by operating activities	1,135	10,485
Cash flows from investing activities:
Capital expenditures	(3,678)	(2,457)
Change in restricted cash and cash equivalents	70,265	9,548
Purchases of restricted investments	(78,279)	—
Maturities of restricted investments	5,300	—
Other	(2,800)	29
Net cash (used in) provided by investing activities	(9,192)	7,120
Cash flows from financing activities:
Purchases and retirement of common stock	(12,871)	—
Net proceeds from sale of stock through options and employee benefit plans	616	536
Common stock repurchases for taxes upon vesting of restricted stock	(1,611)	(1,360)
Payments on debt	(206)	(186)
Other	691	61
Net cash used in financing activities	(13,381)	(949)
Effect of exchange rates on cash	304	(106)
Net change in cash and cash equivalents	(21,134)	16,550
CASH AND CASH EQUIVALENTS, beginning of period	163,153	124,377
CASH AND CASH EQUIVALENTS, end of period	$142,019	$140,927

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$474	$524
Income taxes	$2,869	$419
See accompanying notes to condensed consolidated financial statements

Page - 5

Notes to Condensed Consolidated Financial Statements

NOTE 1:	ACCOUNTING PRINCIPLES AND PRACTICES

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

Restricted cash and investments
Cash and investments pledged as collateral and restricted to use for workers' compensation insurance programs are included as restricted cash and investments in our Consolidated Balance Sheets. Our investments consist of highly rated investment grade debt securities which are rated A or higher by Nationally Recognized Statistical Rating Organizations. All of our investments are classified as held-to-maturity.
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
During the second quarter of fiscal year 2011, we acquired A-1 Staffing. The acquisition expands our presence in light industrial staffing. This entity has been included in our consolidated results of operations. The effect of this business combination was not material to our consolidated results of operations.
Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on presentation of comprehensive income.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements.  The new guidance will be effective for years beginning after December 15, 2011.
Subsequent Events
We evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day these financial statements were issued.
As of July 1, 2011 $8.6 million of common stock remained available for repurchase under the current authorization, which has no expiration date. Subsequent to July 1, 2011, we repurchased 0.2 million shares of our outstanding common stock for approximately $3.4 million resulting in approximately $5 million remaining under our existing stock repurchase program. On

Page - 6

Notes to Condensed Consolidated Financial Statements—(Continued)

July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million of our outstanding common stock resulting in total stock available for repurchase of $80 million.

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

The carrying value of our cash and cash equivalents, restricted cash, and accounts receivable approximates fair value due to their short term nature. Cash equivalents consist of money market funds and investments with original maturities of three months or less and are classified within Level 1 of the fair value hierarchy. Our cash equivalents included money market funds totaling $78 million and $133 million for July 1, 2011 and December 31, 2010, respectively.

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

Prior to March 11, 2011, Chartis held the majority of the restricted cash collateralizing our self-insured workers' compensation policies. As of March 11, 2011, we entered into an agreement between Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations. During the first quarter of 2011, we transferred $89.1 million to the Trust. The majority of funds in the Trust have been invested in highly rated investment grade U.S. Treasury Securities, U.S. Agency Debentures, U.S. Agency Mortgages, Corporate Securities, and Municipal Securities.

The following is a summary of restricted cash and investments (in millions):

	July 1, 2011	December 31, 2010
Cash collateral held by insurance carriers	$22.0	$108.7
Cash and cash equivalents held in Trust	22.0	—
Investments held in Trust	72.5	—
Cash-backed letters of credit	4.1	4.1
Cash-backed surety bonds	—	3.0
Other	2.2	4.3
Total Restricted cash and investments	$122.8	$120.1

Page - 7

Notes to Condensed Consolidated Financial Statements—(Continued)

The following is a summary of held-to-maturity investments (in millions):

	July 1, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
State government and agency securities	$4.6	$—	$—	$4.6
Corporate bonds	17.3	—	(0.1)	17.2
United States municipal securities	33.0	0.1	(0.2)	32.9
United States Treasury securities	2.5	—	—	2.5
Asset backed bonds	15.1	—	—	15.1
	$72.5	$0.1	$(0.3)	$72.3

The amortized cost and fair value by maturity of investments are as follows (in millions):

	July 1, 2011
	Amortized Cost	Fair Value
Due in one year or less	$12.8	$12.8
Due after one year through five years	31.0	30.9
Due after five years through ten years	28.7	28.6
	$72.5	$72.3

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	July 1, 2011	December 31, 2010
Buildings and land	$23.4	$23.5
Computers and software	73.5	71.2
Cash dispensing machines	5.4	11.4
Furniture and equipment	8.6	8.6
Construction in progress	3.0	2.7
	113.9	117.4
Less accumulated depreciation and amortization	(62.7)	(63.4)
	$51.2	$54.0

Capitalized software costs, net of accumulated amortization, were $31.2 million and $32.8 million as of July 1, 2011 and December 31, 2010 respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of internally developed software.

Depreciation and amortization of Property and equipment totaled $3.2 million for each of the thirteen weeks ended July 1, 2011 and June 25, 2010. Depreciation and amortization of Property and equipment totaled $6.4 million and $6.6 million for the twenty-six weeks ended July 1, 2011 and June 25, 2010, respectively.

Page - 8

Notes to Condensed Consolidated Financial Statements—(Continued)

NOTE 5:	INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than Goodwill (in millions):

	July 1, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$19.1	$(7.2)	$11.9	$18.0	$(6.2)	$11.8
Trade name/trademarks	3.2	(1.1)	2.1	3.0	(0.9)	2.1
Non-compete agreements	2.5	(1.4)	1.1	2.1	(1.3)	0.8
	$24.8	$(9.7)	$15.1	$23.1	$(8.4)	$14.7
Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	$—	$5.8	$5.8	$—	$5.8
____________________
(1)Excludes intangible assets that are fully amortized or written off due to impairment.

Total amortization expense was $0.7 million for each of the thirteen weeks ended July 1, 2011 and June 25, 2010. Amortization expense was $1.4 million for each of the twenty-six weeks ended July 1, 2011 and June 25, 2010.

Amortization expense of intangible assets for the next five years and thereafter is as follows (in millions):

Remainder of 2011	$1.5
2012	3.0
2013	2.7
2014	2.7
2015	2.6
Thereafter	2.6
$15.1

NOTE 6:	WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Our workers’ compensation insurance policies are renewed annually. We renewed our coverage with Chartis effective July 1, 2011 for the period July 2011 through June 2012. For all prior periods, we had coverage with Chartis and other insurance providers. Furthermore, we have full liability for all further payments on claims that originated between January 2001 and June 2003, without recourse to any third-party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

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

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At July 1, 2011, the weighted average rate was 3.1%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy

Page - 9

Notes to Condensed Consolidated Financial Statements—(Continued)

agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At July 1, 2011, the weighted average rate was 5.0%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 19.3 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $25.9 million and $25.8 million as of July 1, 2011 and December 31, 2010, respectively.

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $7.4 million against all of the Troubled Insurance Companies insurance receivables as of July 1, 2011 and substantially all of the Troubled Insurance Companies insurance receivables as of December 31, 2010. The receivable for the insurance on excess claims, net of the valuation allowance is included in Other assets, net in the accompanying Consolidated Balance Sheets.

Our total discounted workers’ compensation claims reserves were $186.0 million and $187.3 million as of July 1, 2011 and December 31, 2010, respectively. Workers’ compensation expense totaling $12.4 million and $10.4 million was recorded for the thirteen weeks ended July 1, 2011 and June 25, 2010, respectively. Workers’ compensation expense totaling $22.6 million and $18.3 million was recorded for the twenty-six weeks ended July 1, 2011 and June 25, 2010, respectively.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Revolving credit facility

We have a credit agreement with Wells Fargo Capital Finance and Bank of America, N.A. for a secured revolving credit facility of up to a maximum amount of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in June 2012. As of July 1, 2011, the maximum $80 million was available under the Revolving Credit Facility and $11.0 million of letters of credit have been issued against the facility, leaving an unused portion of $69.0 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The amount we were entitled to borrow at July 1, 2011 was $69.0 million and the amount of cash and cash equivalents under control agreements was $147.4 million for a total of $216.4 million of liquidity, which was in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

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

Page - 10

Notes to Condensed Consolidated Financial Statements—(Continued)

At July 1, 2011 and December 31, 2010 we had provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	July 1, 2011	December 31, 2010
Cash collateral held by insurance carriers	$22.0	$108.7
Cash held in Trust (1)	22.0	—
Investments held in Trust (1)	72.5	—
Letters of credit (2)	15.0	15.1
Surety bonds (3)	16.6	16.8
Total collateral commitments	$148.1	$140.6
____________________

(1)
During the first quarter of 2011, we entered into an agreement between Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations.

(2)	We had $4.1 million of restricted cash collateralizing our letters of credit at both July 1, 2011 and December 31, 2010.

(3)	We had $3.0 million of restricted cash collateralizing our surety bonds at December 31, 2010. During the second quarter of 2011, our obligation to collateralize these surety bonds was released.

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

Total stock-based compensation expense was (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Restricted stock and performance share units expense	$1.4	$1.3	$3.8	$3.2
Stock option expense	0.1	0.2	0.2	0.6
ESPP expense	—	—	0.1	0.1
Total stock-based compensation	$1.5	$1.5	$4.1	$3.9

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

Page - 11

Notes to Condensed Consolidated Financial Statements—(Continued)

Restricted stock and performance share units activity was (shares in thousands):

	Twenty-six weeks ended
	July 1, 2011
	Shares	Price (1)
Nonvested at beginning of period	882	$13.14
Granted	415	$17.06
Vested	(334)	$13.75
Forfeited	(7)	$13.04
Nonvested at the end of the period	956	$14.65
_____________________

(1)	Weighted average market price on grant-date.

As of July 1, 2011, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $7.8 million, of which $7.0 million is currently estimated to be recognized over a weighted average period of 1.6 years through 2015. As of July 1, 2011, total unrecognized stock-based compensation expense related to performance share units was approximately $3.0 million, of which $2.2 million is currently estimated to be recognized over a weighted average period of 2.2 years through 2014.

Stock options

Our 2005 Long-Term Equity Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees.

Stock option activity follows (shares in thousands):

	Twenty-six weeks ended
	July 1, 2011
	Shares	Price (1)
Outstanding, December 31, 2010	1,119	$15.62
Granted	—	$—
Exercised	(8)	$13.20
Expired/Forfeited	—	$—
Outstanding, July 1, 2011	1,111	$15.64

Exercisable, July 1, 2011	813	$18.03
Options expected to vest, July 1, 2011	296	$9.14
____________________

(1)	Weighted average exercise price.

There were no stock options granted during the period ending July 1, 2011. A summary of the weighted average assumptions and results for stock options granted during the period ending June 25, 2010 is as follows:

	Twenty-six weeks ended
	July 1, 2011	June 25, 2010
Expected life (in years)	—	3.36
Expected volatility	—%	59.6%
Risk-free interest rate	—%	1.3%
Expected dividend yield	—%	0.0%
Weighted average fair value of options granted during the period	$—	$6.24

As of July 1, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.2 million, which is currently estimated to be recognized over a weighted average period of 0.7 years through

Page - 12

Notes to Condensed Consolidated Financial Statements—(Continued)

2013.

Employee stock purchase plan

Our 2010 Employee Stock Purchase Plan (“2010 ESPP”) became effective on July 1, 2010, replacing our 1996 Employee Stock Purchase Plan, which expired on June 30, 2010. We have reserved for purchase under the 2010 ESPP 1.0 million shares of common stock. During the twenty-six weeks ended July 1, 2011 and June 25, 2010, participants purchased 35,500 and 39,000 shares from the plans for cash proceeds of $0.5 million and $0.4 million, respectively, for each period.

NOTE 9:     STOCK REPURCHASES

Under our authorized stock repurchase program, we repurchased and retired 0.9 million shares of our common stock during the twenty-six weeks ended July 1, 2011 for a total amount of $12.9 million, including commissions. As of July 1, 2011, $8.6 million of common stock remained available for repurchase under the current authorization, which has no expiration date.
Subsequent to July 1, 2011, we repurchased 0.2 million shares of our outstanding common stock for approximately $3.4 million resulting in approximately $5 million remaining under our existing stock repurchase program. On July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million of our outstanding common stock resulting in total stock available for repurchase of $80 million. We did not repurchase any common stock during 2010.

NOTE 10:     INCOME TAXES

The effective tax rate was 38.8% for both thirteen and twenty-six weeks ended July 1, 2011. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses. As of July 1, 2011 and December 31, 2010, we had unrecognized tax benefits of $1.6 million recorded in accordance with current accounting guidance on uncertain tax positions. Our uncertain tax position accrual was related to various tax jurisdictions.

NOTE 11:    NET INCOME PER SHARE

Adjusted net income and diluted common shares were calculated as follows (in millions except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Net income	$8.5	$7.9	$9.3	$5.7

Weighted average number of common shares used in basic net income per common share	43.4	43.2	43.4	43.2
Dilutive effect of outstanding stock options and non-vested restricted stock	0.3	0.3	0.4	0.2
Weighted average number of common shares used in diluted net income per common share	43.7	43.5	43.8	43.4
Net income per common share:
Basic	$0.20	$0.18	$0.21	$0.13
Diluted	$0.20	$0.18	$0.21	$0.13

Antidilutive stock options and other	1.0	0.9	0.7	0.7

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

Antidilutive shares associated with our stock options relate to those stock options with an exercise price higher than the average market value of our stock during the periods presented. Antidilutive shares also include in-the-money options and non-vested restricted stock for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the

Page - 13

average stock price during the periods presented.

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

Revenue for the quarter was $320.2 million, an increase of 12.4% compared to revenue for the second quarter of 2010. The strong revenue growth during the second quarter of 2011 was primarily driven by continued revenue growth across most major industries and geographies we serve.

Income from operations was $13.8 million, an increase of 29.6% compared to income from operations for the second quarter of 2010. The increase is due to the strong revenue growth combined with leveraging our branch network and cost structure.

Net income for the quarter grew to $8.5 million or $0.20 per diluted share, compared to a net income of $7.9 million or $0.18 per diluted share for the second quarter of 2010.

We are committed to the disciplined return of capital to our shareholders and use of capital to pursue attractive expansion opportunities. Under our stock repurchase program, we repurchased and retired 0.9 million shares of our common stock during the thirteen weeks ended July 1, 2011 for a total amount of $12.9 million, including commissions. Subsequent to July 1, 2011, we repurchased 0.2 million shares of our outstanding common stock for approximately $3.4 million resulting in approximately $5 million remaining under our existing stock repurchase program, which has no expiration date. On July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million of our outstanding common stock.

We continue to pursue acquisitions that we can blend into our operations with immediate impact on results and high returns on investment. Effective June 6, 2011, we acquired A-1 Staffing. The acquisition expands our presence in light industrial staffing. A-1 Staffing provides light industrial staffing to manufacturing, warehousing and logistics customers. As of the acquisition date, A-1 Staffing served its customers through eight locations in Missouri, Kansas, Iowa and Nebraska.

Page - 15

Results of Operations

The following table presents selected financial data (in millions, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Revenue from services	$320.2	$284.8	$594.5	$524.7
Total revenue growth %	12.4%	15.3%	13.3%	11.3%

Gross profit as a % of revenue	26.7%	26.6%	26.1%	26.1%

Selling, general and administrative expenses	$67.7	$61.3	$132.8	$122.5
Selling, general and administrative expenses as a % of revenue	21.1%	21.5%	22.3%	23.3%

Income from operations	$13.8	$10.6	$14.7	$6.5
Income from operations as a % of revenue	4.3%	3.7%	2.5%	1.2%

Net Income	$8.5	$7.9	$9.3	$5.7
Net Income per diluted share	$0.20	$0.18	$0.21	$0.13

Revenue

Revenue for the quarter was $320.2 million, an increase of 12.4% compared to the same quarter in 2010. We continue to experience widespread demand growth across our business. We experienced double digit revenue growth in most of the industry groups we serve including the construction industry. Construction industry growth came from retail and public works projects, industrial construction work related to our growing success in serving wind and solar energy projects and work in plant shutdown maintenance. We experienced revenue growth in 19 of our top 20 states. Revenue from our largest customer, The Boeing Company and affiliates, was about the same as second quarter of the prior year.

Our quarterly and monthly revenue trends in comparison with the same period in the prior year are as follows:

	Revenue Growth
	2011	2010
First Quarter (1)	14.4%	6.9%
Second Quarter	12.4%	15.3%
April	13.5%	15.6%
May (2)	6.0%	20.8%
June	17.0%	10.9%
____________________
(1)     The first quarter of 2010 included the last week of December 2009, our slowest week of the year. The first quarter of 2011 excluded that same week.
(2)        May 2011 revenue growth would have been 13% excluding a large industrial project in May of 2010.

Our monthly revenue growth rates accelerated from 14% in April to 17% in June. Revenue growth accelerated primarily due to our success in investing in vertical market specialization to meet the unique needs of customer groups within the blue collar industry and investing in sales and recruiting staff. We continue to experience success with our vertical market strategy utilizing specialized sales, marketing, and service programs to sell to and serve our vertical market customer groups. We invested in sales and recruiting staff to fill open positions and make market adjustments to compensation. Staffing levels have increased from recessionary lows and are contributing to our revenue growth. We are well positioned to capture growing customer demand by meeting their specific needs with our dedicated employees.

Page - 16

Gross profit

Gross profit was as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Gross profit	$85.3	$75.8	$155.4	$137.0
Gross profit as a % of revenue	26.7%	26.6%	26.1%	26.1%

Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation insurance costs, and reimbursable costs. Gross profit as a percent of revenue improved over the previous year. The improvement was primarily due to the resolution of a payroll tax matter resulting in a benefit of 0.5%. Excluding this benefit, gross margin for the second quarter of 2011 would have been 26.2%, or 0.4% less than the same period a year ago. The 0.4% decline is due to a higher mix of manufacturing and large customer business, higher workers' compensation expense and competitive pricing pressure.

Our mix of blue-collar staffing business has shifted to service more regional, national and large industrial customers which remained stronger than small and medium-sized business during the recession and current recovery. As these regional, national and large industrial customers have become a significant part of our business mix they have put increased pricing pressures on our gross margin. However, the impact on year over year comparisons has diminished.

Workers’ compensation expense was 3.9% of revenue for the second quarter of 2011 versus 3.7% of revenue for the second quarter of 2010. We continue to see reductions in the estimated cost of workers' compensation claims which is primarily due to the success of our risk management programs. However, those reductions were less in 2011 as compared to 2010 resulting in increased workers’ compensation expense as a percent of revenue.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Selling, general and administrative expenses	$67.7	$61.3	$132.8	$122.5
Percentage of revenue	21.1%	21.5%	22.3%	23.3%

The decline in SG&A as a percentage of revenue was the result of leveraging our cost structure across more revenue for the second quarter of 2011 as compared to the same period in 2010. The increase in SG&A dollars between the second quarter of 2011 and the same period a year ago is primarily due to two items. First, our variable expenses increased with the revenue growth of $35 million over the same period a year ago. Second, we invested in sales and recruiting staff to fill open positions and made market adjustments to compensation. Staffing levels have increased from recessionary lows and our turnover has declined. We believe these investments have accelerated our revenue growth trends during the second quarter of 2011 and we believe will positively impact future quarters.

Depreciation, interest and income taxes

Depreciation, interest and income taxes were as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Depreciation and amortization	$3.9	$3.9	$7.8	$8.0
Interest and other income, net	$0.2	$0.2	$0.5	$0.5
Effective income tax rate	38.8%	26.9%	38.8%	18.8%

Page - 17

Our effective tax rate on earnings for the thirteen weeks ended July 1, 2011 was 38.8% compared to 26.9% for the same period in 2010. The effective income tax rate of 26.9% in the prior year was primarily due to a tax benefit of $1.3 million related to the favorable resolution of a tax matter. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses.

Future Outlook for Results of Operations

The following highlights represent our expectations in regard to operating trends for fiscal year 2011. These expectations are subject to revision as our business changes with the overall economy:

•
We expect continued revenue growth for most major industries and geographies. We believe the continued revenue growth will come from economic expansion, our success in vertical market specialization to meet the unique needs of customer groups within the blue collar industry, and the employee investments we have made. However, we expect our revenue growth percentage will diminish in quarters thereafter due to more challenging prior period revenue comparisons.

•
Revenue associated with our largest customer, Boeing and affiliates, was $24.9 million in the second quarter of 2011. We expect continued revenue from this customer of approximately $20 to $25 million a quarter during 2011 which is comparable to the same periods a year ago.

•
Fiscal 2011 will be a 52-week year as compared to fiscal 2010 which was a 53-week year resulting in a 14 week fourth quarter. The extra week in 2010 added approximately $14 million to 2010 revenue but did not add to profitability due to the low revenue volume less our normal weekly expenses. Please refer to our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further discussion on the impact of the extra week during the fourth quarter of 2010 on our results.

•
We believe gross margin has stabilized from the impact of changes to our business mix and pricing pressure. Our mix of blue-collar staffing business has shifted to service more regional, national and large industrial customers which remained stronger than small and medium-sized business during the recession and current recovery. As these regional, national and large industrial customers have become a larger part of our business mix they have contributed lower gross margins in comparison with our consolidated gross margin. Additionally, local competitors have been aggressive in pricing business. However, the impact on year-over-year comparisons has diminished as we anniversary the changes in our business mix and exercise discipline in pricing new business.

•
We have successfully increased bill rates to customers for federal and state unemployment tax increases for 2011. However, states continue to look for new sources of revenue to address persistent funding challenges which could further increase our costs during 2011 that we may not be able to fully pass through to our customers.

•
We had certain non-recurring benefits to our gross margin in 2010. The benefits from the HIRE Act for hiring and retaining workers who qualify for certain payroll tax exemptions expired in 2010. The benefit to our gross margin of this non-recurring program, net of other non-recurring payroll tax expense, was 0.4% and 0.2% in the third and fourth quarters of 2010, respectively.

•	We expect our workers' compensation expense as a percentage of revenue to be about 4% during the remainder of 2011 which is equivalent to what it was in the third and fourth quarters of 2010.

•
As we leverage our fixed cost structure and previous investments made in sales and recruiting talent to meet the needs of increased customer demand, and as revenues grow, we expect continued improvement to income from operations as a percentage of sales.

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, seasonal sales patterns and profit margins.

Page - 18

Cash Flows from Operating Activities

Our cash flows from operating activities were as follows (in millions):

	Twenty-six weeks ended
	July 1, 2011	June 25, 2010
Net income	$9.3	$5.7
Depreciation and amortization	7.8	8.0
Provision for doubtful accounts	2.1	4.3
Stock-based compensation	4.1	3.9
Deferred income taxes	2.0	2.8
Other operating activities	(0.5)	0.1
Changes in operating assets and liabilities:
Accounts receivable	(36.4)	(14.9)
Income taxes	1.0	(2.5)
Accounts payable and other accrued expenses	8.9	(0.4)
Accrued wages and benefits	6.1	5.5
Workers' compensation claims reserve	(1.3)	(2.5)
Other assets and liabilities	(2.0)	0.5
Net cash provided by operating activities	$1.1	$10.5

Net cash provided by operating activities was $1.1 million for the twenty-six weeks ended July 1, 2011 as compared to net cash provided by operating activities of $10.5 million for the same period in 2010.

•	The decline in cash from operating activities is primarily due to the use of cash to fund the increased accounts receivable of $21.5 million due to strong revenue growth in the 2011.

•	The increase in accounts payable and accrued expenses is primarily due to the timing of amounts paid to our insurance provider for workers compensation claim payments.

Cash Flows from Investing Activities

Our cash flows from investing activities were as follows (in millions):

	Twenty-six weeks ended
	July 1, 2011	June 25, 2010
Capital expenditures	$(3.7)	$(2.5)
Change in restricted cash and cash equivalents	70.3	9.6
Purchase of restricted investments	(78.3)	—
Maturities of restricted investments	5.3	—
Other	(2.8)	—
Net cash (used in) provided by investing activities	$(9.2)	$7.1

•
Capital expenditures in 2011 and 2010 were primarily related to investments made to upgrade our proprietary information systems. We anticipate that total capital expenditures will be approximately $8 to $10 million in 2011.

•
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

Page - 19

During the first quarter of 2011, we transferred $89.1 million to the Trust and purchased $3.1 million in restricted investments.  During the second quarter of 2011, we purchased an additional $75.2 million in restricted investments and $5.3 million of our restricted investments matured.

Cash Flows from Financing Activities

Our cash flows from financing activities were as follows (in millions):

	Twenty-six weeks ended
	July 1, 2011	June 25, 2010
Purchases and retirement of common stock	$(12.9)	$—
Net proceeds from sale of stock through options and employee benefit plans	0.6	0.5
Common stock repurchases for taxes upon vesting of restricted stock	(1.6)	(1.4)
Payments on debt	(0.2)	(0.2)
Other	0.7	0.1
Net cash used in financing activities	$(13.4)	$(1.0)

•	Cash used in financing activities was primarily driven by repurchases of 0.9 million shares of our common stock under our stock repurchase program during the second quarter of 2011.

Capital Resources

We have a credit agreement with Wells Fargo Capital Finance and Bank of America, N.A., for a secured revolving credit facility of up to a maximum amount of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in June 2012. As of July 1, 2011, the maximum amount of $80 million was available under the Revolving Credit Facility and $11.0 million of letters of credit have been issued against the facility, leaving an unused portion of $69.0 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $30 million. The liquidity level is defined as the amount we are entitled to borrow under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. We are required to satisfy a fixed charge coverage ratio in the event that liquidity falls below $30 million. The amount available to borrow at 2011 was $69.0 million and the amount of cash and cash equivalents under control agreements was $147.4 million for a total of $216.4 million, which was well in excess of our $30 million liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At July 1, 2011, we had restricted cash and investments totaling $122.8 million.

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

Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury Securities, U.S. Agency Debentures, U.S. Agency Mortgages, Corporate Securities, and Municipal Securities.  For those investments rated by the Nationally Recognized Statistical Rating Organizations the minimum ratings are:

	S & P	Moody's	Fitch

Short-term Rating	A-1/SP-1	P-1/MIG-1	F-1

Long-term Rating	A	A2	A

Page - 20

Included in cash and cash equivalents at July 1, 2011 and December 31, 2010 is cash held within branch cash dispensing machines for payment of temporary workers in the amount of $4.8 million and $6.7 million, respectively.

Workers’ Compensation Commitments, Insurance and Collateral

We provide workers’ compensation insurance for our temporary workers and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Our workers’ compensation insurance policies are renewed annually. We renewed our coverage with Chartis effective July 1, 2011 for the period July 2011 through June 2012. For all prior periods, we had coverage with Chartis and other insurance providers. However, we have full liability for all remaining payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	July 1, 2011	December 31, 2010
Total workers’ compensation reserve	$186.0	$187.3
Add back discount on reserves (1)	24.8	26.4
Less excess claims reserve (2)	(25.7)	(25.5)
Reimbursable payments to insurance provider (3)	8.9	—
Less portion of workers' compensation not requiring collateral	(45.9)	(47.6)
Total collateral commitments	$148.1	$140.6
____________________

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

(2)
Workers’ compensation reserve includes the estimated obligation for claims above our deductible limits. These are the responsibility of the insurance carriers against which there are no collateral requirements.

(3)
This amount is included in accrued liabilities and represents a timing difference between claim payments made by our insurance carrier and the reimbursement from cash held in the Trust. When claims are paid by our carrier, the amount is removed from the workers' compensation reserve but not removed from collateral until reimbursed to the carrier.

Page - 21

At July 1, 2011 and December 31, 2010 our total collateral commitments were made up of the following components (in millions):

	July 1, 2011	December 31, 2010
Cash collateral held by insurance carriers	$22.0	$108.7
Cash held in Trust (1)	22.0	—
Investments held in Trust (1)	72.5	—
Letters of credit (2)	15.0	15.1
Surety bonds (3)	16.6	16.8
Total collateral commitments	$148.1	$140.6
____________________

(1)
During the first quarter of 2011, we entered into an agreement between Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations.

(2)	We had $4.1 million of restricted cash collateralizing our letters of credit at both July 1, 2011 and December 31, 2010.

(3)	We had $3.0 million of restricted cash collateralizing our surety bonds at December 31, 2010. During the second quarter of 2011, our obligation to collateralize our surety bonds was released.

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

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At July 1, 2011, the weighted average rate was 3.1%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At July 1, 2011, the weighted average rate was 5.0%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 19.3 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $25.9 million and $25.8 million as of July 1, 2011 and December 31, 2010, respectively.

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $7.4 million against all of the Troubled Insurance Companies receivables as of July 1, 2011 and substantially all of the Troubled Insurance Companies receivables as of December 31, 2010.

Capital Resources Future Outlook

Our sources of liquidity are funds generated by operating activities, available cash and cash equivalents, restricted cash and investments and our Revolving Credit Facility. We have a cash equivalents balance of $142.0 million and $69.0 million of borrowing available under our existing Revolving Credit Facility as of July 1, 2011. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives for the remainder of 2011. The rate and sustainability of the current economic recovery is uncertain and accordingly, our investments are paced to correspond with a sustainable economic recovery. We will continue to closely monitor expenses and capital expenditures. We believe we are well positioned to generate positive operating cash flows, fund opportunities to expand our presence, and take advantage of sustained economic growth.

Contractual Obligations and Commitments

There have been no material changes during the period covered by this quarterly report, outside of the ordinary course of our

Page - 22

business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Summary of Critical Accounting Estimates

Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and footnote 1 to our financial statements for the quarter ended July 1, 2011.

New Accounting Standards

In June 2011, the FASB issued guidance on presentation of comprehensive income.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements.  The new guidance will be effective for years beginning after December 15, 2011.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and

Page - 23

15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of July 1, 2011, our disclosure controls and procedures are effective.

During the fiscal quarter ended July 1, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Page - 25

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
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our customers. We believe our competitive advantage is providing unique solutions for each individual customer, which requires us to have highly trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service and administrative personnel. The turnover rate in the staffing industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit a sufficient number of qualified individuals may delay or affect the speed of our planned growth. Delayed expansion, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to attract and retain sufficient qualified temporary workers.
We compete with other temporary staffing companies to meet our customer needs and we must continually attract reliable temporary

Page - 26

workers to fill positions. We have in the past experienced worker shortages and we may experience such shortages in the future. Further, if there is a shortage of temporary workers, the cost to employ these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business.

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

During the thirteen weeks ended July 1, 2011, we repurchased 0.9 million shares of or our common stock under our April 2007 share repurchase program for a total amount of $12.9 million, including commissions. As of July 1, 2011 $8.6 million of common stock remained available for repurchase under the current authorization, which has no expiration date. Subsequent to July 1, 2011, we repurchased 0.2 million shares of our outstanding common stock for approximately $3.4 million resulting in approximately $5 million remaining under our existing stock repurchase program. On July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million of our outstanding common stock. We did not have any stock repurchases under the stock repurchase program during 2010.

Page - 27

The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended July 1, 2011.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
4/2/11 through 4/29/11	3,901	$15.33	—	$ 21.5 million
4/30/11 through 5/27/11	259,083	$14.06	254,128	$ 17.9 million
5/28/11 through 7/1/11	663,271	$14.03	660,869	$ 8.6 million
Total	926,255	$14.04	914,997
____________________

(1)
During the thirteen weeks ended July 1, 2011, we purchased 11,258 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	Our Board of Directors authorized a $100 million share repurchase program in April 2007 that does not have an expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 1, 2011, filed with the SEC on August 1, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). (1)

____________________

(1)
The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Page - 28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/S/ STEVEN C. COOPER	8/1/2011
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/S/ DERREK L. GAFFORD	8/1/2011
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/S/ NORMAN H. FREY	8/1/2011
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 29