Form 10-Q
period 2011-09-30
TrueBlue, Inc.
filed 2011-10-31
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011
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

As of October 21, 2011, there were 40,093,279 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUEBLUE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$99,050	$163,153
Accounts receivable, net of allowance for doubtful accounts of $6,287 and $6,427	174,384	108,692
Prepaid expenses, deposits and other current assets	8,254	9,981
Income tax receivable	—	4,898
Deferred income taxes	4,678	6,776
Total current assets	286,366	293,500
Property and equipment, net	54,733	53,958
Restricted cash and investments	136,538	120,067
Deferred income taxes	3,597	2,400
Goodwill	48,139	36,960
Intangible assets, net	20,207	20,526
Other assets, net	19,061	19,055
Total assets	$568,641	$546,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$38,410	$18,776
Accrued wages and benefits	36,502	24,464
Income Tax Payable	1,555	—
Current portion of workers' compensation claims reserve	41,768	42,379
Other current liabilities	7,602	304
Total current liabilities	125,837	85,923
Workers’ compensation claims reserve, less current portion	146,273	144,927
Other long-term liabilities	5,942	2,909
Total liabilities	278,052	233,759

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,483 and 44,086 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,442	2,906
Retained earnings	288,146	309,800
Total shareholders’ equity	290,589	312,707
Total liabilities and shareholders’ equity	$568,641	$546,466
See accompanying notes to condensed consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Revenue from services	$371,379	$312,769	$965,857	$837,424
Cost of services	271,528	228,181	710,644	615,882
Gross profit	99,851	84,588	255,213	221,542
Selling, general and administrative expenses	73,235	64,442	206,071	186,926
Depreciation and amortization	4,205	3,874	11,989	11,888
Income from operations	22,411	16,272	37,153	22,728
Interest expense	(371)	(439)	(1,059)	(1,169)
Interest and other income	694	583	1,857	1,832
Interest and other income, net	323	144	798	663
Income before tax expense	22,734	16,416	37,951	23,391
Income tax expense	8,821	6,197	14,724	7,511
Net income	$13,913	$10,219	$23,227	$15,880
Net income per common share:
Basic	$0.33	$0.24	$0.54	$0.37
Diluted	$0.33	$0.23	$0.54	$0.37
Weighted average shares outstanding:
Basic	41,612	43,269	42,813	43,196
Diluted	41,958	43,509	43,176	43,456
See accompanying notes to condensed consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Thirty-nine weeks ended
	September 30, 2011	September 24, 2010
Cash flows from operating activities:
Net income	$23,227	$15,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,989	11,888
Provision for doubtful accounts	4,424	5,828
Stock-based compensation	5,583	5,412
Deferred income taxes	899	1,986
Other operating activities	(471)	(141)
Changes in operating assets and liabilities:
Accounts receivable	(70,116)	(34,357)
Income taxes	6,950	1,345
Other assets	1,720	253
Accounts payable and other accrued expenses	19,634	1,489
Accrued wages and benefits	12,033	4,560
Workers’ compensation claims reserve	735	83
Other liabilities	(144)	123
Net cash provided by operating activities	16,463	14,349
Cash flows from investing activities:
Capital expenditures	(6,251)	(5,256)
Change in restricted cash and cash equivalents	65,104	6,358
Purchases of restricted investments	(87,768)	—
Maturities of restricted investments	6,193	—
Other	(6,800)	(297)
Net cash (used in) provided by investing activities	(29,522)	805
Cash flows from financing activities:
Purchases and retirement of common stock	(50,143)	—
Net proceeds from sale of stock through options and employee benefit plans	874	755
Common stock repurchases for taxes upon vesting of restricted stock	(1,692)	(1,467)
Payments on debt	(302)	(282)
Other	674	48
Net cash used in financing activities	(50,589)	(946)
Effect of exchange rates on cash	(455)	396
Net change in cash and cash equivalents	(64,103)	14,604
CASH AND CASH EQUIVALENTS, beginning of period	163,153	124,377
CASH AND CASH EQUIVALENTS, end of period	$99,050	$138,981

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$719	$861
Income taxes	$6,870	$3,525
See accompanying notes to condensed consolidated financial statements

Page - 5

Notes to Condensed Consolidated Financial Statements

NOTE 1:	ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited condensed consolidated financial statements (“financial statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial information. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Our 2011 fiscal year will include 52 weeks and our 2010 fiscal year included 53 weeks, with the 53rd week falling in our fourth fiscal quarter.

On March 11, 2011, we entered into an agreement with The Bank of New York Mellon as escrow agent and National Union Fire Insurance Company of Pittsburgh, PA on behalf of itself and its insurance company affiliates including, but not limited to, Chartis Casualty Company (Chartis). The agreement creates a trust (the "Trust") at The Bank of New York Mellon, which holds the majority of our collateral obligations under existing workers' compensation insurance policies that were previously held directly by Chartis. Placing the collateral in the Trust allows us to manage the investment of the assets. In conjunction with the creation of the Trust, we expanded our accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010 to include the following. Our quarterly financial information was prepared in accordance with these accounting policies.

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

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning December 31, 2011; early adoption is permitted.

Subsequent Events
We evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the

Page - 6

Notes to Condensed Consolidated Financial Statements—(Continued)

day these financial statements were issued.

As of September 30, 2011, $46 million remained available for repurchase of common stock under the current authorized stock repurchase program, which has no expiration date. Subsequent to September 30, 2011, we repurchased 0.4 million shares of our common stock for approximately $4.6 million, resulting in approximately $42 million remaining under our existing stock repurchase program.

NOTE 2:	FAIR VALUE MEASUREMENT

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply a fair value hierarchy which prioritizes the inputs used to measure fair value:

•	Level 1: Investments valued using quoted market prices in active markets for identical assets or liabilities

•	Level 2: Investments valued using other observable market-based inputs or unobservable inputs that are corroborated by market data

•	Level 3: Investments with no observable inputs and, therefore, are valued using significant management judgment

The carrying value of our cash and cash equivalents, restricted cash, and accounts receivable approximates fair value due to their short term nature. Cash equivalents consist of money market funds and investments with original maturities of three months or less and are classified within Level 1 of the fair value hierarchy. Our cash equivalents included money market funds totaling $63 million and $133 million for September 30, 2011 and December 31, 2010, respectively.

NOTE 3:	RESTRICTED CASH AND INVESTMENTS

Restricted cash, accrued interest, and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents, highly rated investment grade debt securities, and cash-backed instruments.

Prior to March 11, 2011, Chartis held the majority of the restricted cash collateralizing our self-insured workers' compensation policies. As of March 11, 2011, we entered into an agreement with Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations. The majority of funds in the Trust have been invested in highly rated investment grade U.S. Treasury Securities, U.S. Agency Debentures, U.S. Agency Mortgages, Corporate Securities, and Municipal Securities.

The following is a summary of restricted cash and investments (in millions):

	September 30, 2011	December 31, 2010
Cash collateral held by insurance carriers	$21.3	$108.7
Cash and cash equivalents held in Trust (1)	28.3	—
Investments held in Trust	80.9	—
Cash collateral backing letters of credit	4.1	4.1
Cash collateral backing surety bonds	—	3.0
Other	1.9	4.3
Total Restricted cash and investments	$136.5	$120.1
__________________
(1)Included in this amount is $0.8 million of accrued interest at September 30, 2011.

Page - 7

Notes to Condensed Consolidated Financial Statements—(Continued)

The following is a summary of held-to-maturity investments (in millions):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$42.5	$0.7	$(0.1)	$43.1
Corporate bonds	17.1	0.1	—	17.2
Asset backed bonds	14.3	0.1	—	14.4
State government and agency securities	4.5	—	—	4.5
United States Treasury securities	2.5	—	—	2.5
	$80.9	$0.9	$(0.1)	$81.7

The amortized cost and fair value by maturity of investments are as follows (in millions):

	September 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$13.5	$13.5
Due after one year through five years	39.6	40.0
Due after five years through ten years	27.8	28.2
	$80.9	$81.7

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	September 30, 2011	December 31, 2010
Buildings and land	$23.8	$23.5
Computers and software	80.6	71.2
Cash dispensing machines	4.5	11.4
Furniture and equipment	8.6	8.6
Construction in progress	2.4	2.7
	119.9	117.4
Less accumulated depreciation and amortization	(65.2)	(63.4)
	$54.7	$54.0

Capitalized software costs, net of accumulated amortization, were $35.5 million and $32.8 million as of September 30, 2011 and December 31, 2010, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of leasehold improvements and internally developed software.

Depreciation and amortization of property and equipment totaled $3.4 million and $3.2 million for the thirteen weeks ended September 30, 2011 and September 24, 2010, respectively. Depreciation and amortization of Property and equipment totaled $9.9 million for each of the thirty-nine weeks ended September 30, 2011 and September 24, 2010.

NOTE 5:	GOODWILL AND INTANGIBLE ASSETS

We completed two acquisitions during the thirty-nine weeks ended September 30, 2011 for a total purchase price of $17.4 million of which $10.6 million will be paid in the future. The assets acquired and liabilities assumed were recorded at the date of acquisition at their respective estimated fair values. Assets acquired included finite lived intangible assets of $1.8 million with an estimated weighted average useful life of 4.6 years. The excess of the purchase price over the estimated fair values of the net assets acquired in the amount of $11.2 million was recorded as goodwill. These acquisitions were not individually or in the aggregate material to our consolidated results of operations and as such, pro forma financial statements were not required.

Page - 8

Notes to Condensed Consolidated Financial Statements—(Continued)

The following is a summary of the changes in carrying amount of Goodwill for the thirty-nine weeks ended September 30, 2011 (in millions):

Carrying Amount
Goodwill as of December 31, 2010	$36.9
Acquisitions	11.2
Goodwill as of September 30, 2011	$48.1

The following table presents our purchased intangible assets other than Goodwill (in millions):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$19.1	$(7.7)	$11.4	$18.0	$(6.2)	$11.8
Trade name/trademarks	3.3	(1.2)	2.1	3.0	(0.9)	2.1
Non-compete agreements	2.5	(1.6)	0.9	2.1	(1.3)	0.8
	$24.9	$(10.5)	$14.4	$23.1	$(8.4)	$14.7
Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	$—	$5.8	$5.8	$—	$5.8
____________________
(1)Excludes intangible assets that are fully amortized or written off due to impairment.

Total amortization expense was $0.8 million and $0.7 million for the thirteen weeks ended September 30, 2011 and September 24, 2010, respectively. Amortization expense was $2.1 million and $2.0 million for each of the thirty-nine weeks ended September 30, 2011 and September 24, 2010, respectively.

Amortization expense of intangible assets for the next five years and thereafter is as follows (in millions):

Remainder of 2011	$0.8
2012	3.1
2013	2.7
2014	2.6
2015	2.6
Thereafter	2.6
$14.4

We did not perform an interim impairment test of our goodwill and indefinite-lived intangibles assets during the thirty-nine weeks ended September 30, 2011 as we noted no significant indicators of impairment.

NOTE 6:	WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit on a “per occurrence” basis. This results in our being substantially self-insured. Our workers’ compensation insurance policies are renewed annually. We renewed our coverage with Chartis effective July 1, 2011 for the period July 2011 through June 2012. For all prior periods, we had coverage with Chartis and other insurance providers. Furthermore, we have full liability for all further payments on claims that originated between January 2001 and June 2003 without recourse to any third-party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Management evaluates the adequacy of

Page - 9

Notes to Condensed Consolidated Financial Statements—(Continued)

the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Changes in the self-insurance reserve estimates are reflected in the income statement in the period when the changes in estimates are made.

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 30, 2011, the weighted average rate was 3.0%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”) and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 30, 2011, the weighted average rate was 4.9%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 19.4 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $25.9 million and $25.8 million as of September 30, 2011 and December 31, 2010, respectively.

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $7.3 million against all of the Troubled Insurance Companies insurance receivables as of September 30, 2011 and substantially all of the Troubled Insurance Companies insurance receivables as of December 31, 2010. The receivable for the insurance on excess claims, net of the valuation allowance, is included in Other assets, net in the accompanying Consolidated Balance Sheets.

Our total discounted workers’ compensation claims reserves were $188.0 million and $187.3 million as of September 30, 2011 and December 31, 2010, respectively. Workers’ compensation expense totaling $14.8 million and $12.7 million was recorded for the thirteen weeks ended September 30, 2011 and September 24, 2010, respectively. Workers’ compensation expense totaling $37.4 million and $31.0 million was recorded for the thirty-nine weeks ended September 30, 2011 and September 24, 2010, respectively.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Revolving credit facility

On September 30, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires September 2016, amends and restates our existing $80 million revolving credit facility with Wells Fargo Capital Finance, LLC and Bank of America, N.A., which was set to expire in June of 2012.
The maximum amount we can borrow under the Revolving Credit Facility of $80 million is subject to certain borrowing limits (the "Borrowing Base"). We are limited to the sum of 85% of our eligible accounts receivable, and 75% of the liquidation value of our Tacoma headquarters office building not to exceed $15 million. The amount is then reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of September 30, 2011, the maximum $80 million was available under the Revolving Credit Facility and letters of credit in the amount of $11 million had been issued against the facility, leaving an unused portion of $69 million.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at September 30, 2011 was $69 million and the amount of cash and cash equivalents under control agreements was $105 million for a total of $174 million which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on LIBOR or the Prime Rate at our option, plus an applicable spread based on excess liquidity as set forth below:

Page - 10

Notes to Condensed Consolidated Financial Statements—(Continued)

Excess Liquidity:	Prime Rate Loans:	LIBOR Rate Loans:
Greater than $40 million	0.50%	1.50%
Equal to or greater than $20 million to equal to or less than $40 million	0.75%	1.75%
Less than $20 million	1.00%	2.00%
A fee on borrowing availability of 0.25% is also applied against the unused portion of the Revolving Credit Facility. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.
Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

Workers’ compensation commitments

Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation, for which they would become responsible if we became insolvent. The collateral typically takes the form of cash and cash equivalents, highly rated investment grade debt securities, letters of credit, and/or surety bonds. On a regular basis these entities assess the amount of collateral they will require from us relative to our workers' compensation obligation. Prior to March 11, 2011, Chartis held the majority of the restricted cash collateralizing our self-insured workers' compensation policies. As of March 11, 2011, we entered into an agreement with Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations.

Our surety bonds are issued by independent insurance companies on our behalf. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

At September 30, 2011 and December 31, 2010, we had provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	September 30, 2011	December 31, 2010
Cash collateral held by insurance carriers	$21.3	$108.7
Cash and cash equivalents held in Trust (1)(2)	28.3	—
Investments held in Trust (1)	80.9	—
Letters of credit (3)	15.0	15.1
Surety bonds (4)	16.7	16.8
Total collateral commitments	$162.2	$140.6
____________________

(1)
During the first quarter of 2011, we entered into an agreement with Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations.

(2)	Included in this amount is $0.8 million of accrued interest at September 30, 2011.

(3)	We had $4.1 million of restricted cash collateralizing our letters of credit at both September 30, 2011 and December 31, 2010.

(4)	We had $3.0 million of restricted cash collateralizing our surety bonds at December 31, 2010. During the second quarter of 2011, our obligation to collateralize these surety bonds was released.

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

Total stock-based compensation expense was (in millions):

Page - 11

Notes to Condensed Consolidated Financial Statements—(Continued)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Restricted stock and performance share units expense	$1.3	$1.2	$5.1	$4.4
Stock option expense	0.1	0.2	0.3	0.8
ESPP expense	0.1	0.1	0.2	0.2
Total stock-based compensation	$1.5	$1.5	$5.6	$5.4

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

Performance share units have been granted to executives since 2010. Vesting of the performance share units is contingent upon the achievement of certain financial goals at the end of each three-year performance period. Each performance share unit is equivalent to a share of common stock. Compensation expense is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period for the performance share units which are expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.

Restricted stock and performance share units activity was (shares in thousands):

	Thirty-nine weeks ended
	September 30, 2011
	Shares	Price (1)
Nonvested at beginning of period	882	$13.14
Granted	759	$14.76
Vested	(355)	$13.86
Forfeited	(17)	$12.90
Nonvested at the end of the period	1,269	$13.92
_____________________

(1)	Weighted average market price on grant-date.

As of September 30, 2011, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $7.3 million, of which $6.6 million is currently estimated to be recognized over a weighted average period of 1.6 years through 2015. As of September 30, 2011, total unrecognized stock-based compensation expense related to performance share units assuming achievement of maximum financial goals was approximately $6.2 million, of which $2.0 million is currently estimated to be recognized over a weighted average period of 2 years through 2014.

Stock options

Our 2005 Long-Term Equity Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees.

Page - 12

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock option activity follows (shares in thousands):

	Thirty-nine weeks ended
	September 30, 2011
	Shares	Price (1)
Outstanding, December 31, 2010	1,119	$15.62
Granted	—	$—
Exercised	(8)	$13.20
Expired/Forfeited	—	$—
Outstanding, September 30, 2011	1,111	$15.64

Exercisable, September 30, 2011	813	$18.03
Options expected to vest, September 30, 2011	298	$9.14
____________________

(1)	Weighted average exercise price.

There were no stock options granted during the period ending September 30, 2011. A summary of the weighted average assumptions and results for stock options granted during the period ending September 24, 2010 is as follows:

	Thirty-nine weeks ended
	September 30, 2011	September 24, 2010
Expected life (in years)	—	3.36
Expected volatility	—%	59.6%
Risk-free interest rate	—%	1.3%
Expected dividend yield	—%	0.0%
Weighted average fair value of options granted during the period	$—	$6.24

As of September 30, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.1 million, which is currently estimated to be recognized over a weighted average period of 0.5 years through 2013.

Employee stock purchase plan

Our 2010 Employee Stock Purchase Plan (“2010 ESPP”) became effective on July 1, 2010, replacing our 1996 Employee Stock Purchase Plan, which expired on June 30, 2010. We have reserved for purchase under the 2010 ESPP 1.0 million shares of common stock. During the thirty-nine weeks ended September 30, 2011 and September 24, 2010, participants purchased 57,000 and 62,000 shares, respectively, from the plans for cash proceeds of $0.7 million for each period.

NOTE 9:	STOCK REPURCHASES

Under our authorized stock repurchase programs, we repurchased and retired 3.0 million shares of our common stock during the thirteen weeks ended September 30, 2011 and 3.9 million shares of our common stock during the thirty-nine weeks ended September 30, 2011, for a total amount of $37 million and $50 million including commissions, respectively. On July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million of our outstanding common stock. As of September 30, 2011, $46 million remained available for repurchase of common stock under the current authorization, which has no expiration date. We did not repurchase any common stock during 2010.

Subsequent to September 30, 2011, we repurchased 0.4 million shares of our common stock for approximately $4.6 million resulting in approximately $42 million remaining under our existing stock repurchase program.

Purchases of our common stock are not displayed separately as treasury stock on the Consolidated Balance Sheets in accordance with the Washington Business Corporation Act, which requires the retirement of purchased shares. As a result, shares of our common stock that we purchase are retired immediately. It is our policy to first record these purchases as a

Page - 13

reduction to our Common stock account. Once the Common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our Retained earnings account.

NOTE 10:	INCOME TAXES

The effective tax rate was 38.8% for both thirteen and thirty-nine weeks ended September 30, 2011. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses. As of September 30, 2011 and December 31, 2010, we had unrecognized tax benefits of $1.6 million recorded in accordance with current accounting guidance on uncertain tax positions. Our uncertain tax position accrual was related to various tax jurisdictions.

NOTE 11:	NET INCOME PER SHARE

Adjusted net income and diluted common shares were calculated as follows (in millions except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Net income	$13.9	$10.2	$23.2	$15.9

Weighted average number of common shares used in basic net income per common share	41.6	43.3	42.8	43.2
Dilutive effect of outstanding stock options and non-vested restricted stock	0.4	0.2	0.4	0.3
Weighted average number of common shares used in diluted net income per common share	42.0	43.5	43.2	43.5
Net income per common share:
Basic	$0.33	$0.24	$0.54	$0.37
Diluted	$0.33	$0.23	$0.54	$0.37

Antidilutive stock options and other	1.1	1.1	0.7	1.0

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

Revenue for the quarter was $371.4 million, an increase of 18.7% compared to revenue for the third quarter of 2010. During the third quarter of 2011, we grew revenue across most major industries and geographies. Our results are driven by increasing success with our vertical market sales and service strategy. Our dedicated sales leaders have expertise in the specific industries we serve. These dedicated industry sales leaders partner with our national sales and service teams to meet the specific project needs of our national customers. Likewise, they provide our branches with best practice industry knowledge, including sales and service methods for each industry.

Our gross profit as a percent of revenue for the current quarter has improved by 0.3% over the same quarter of 2010, excluding the effect of Hiring Incentives to Restore Employment (HIRE) Act credits in the comparable prior year quarter. The improvement to our gross margin as a percent of revenue is primarily due to the success of our disciplined pricing and increased billing rates.

Income from operations was $22.4 million, an increase of 37.7% compared to income from operations for the third quarter of 2010. The increase is due to the strong revenue growth combined with leveraging our branch network and cost structure.

Net income for the quarter grew to $13.9 million, or $0.33 per diluted share, compared to a net income of $10.2 million, or $0.23 per diluted share, for the third quarter of 2010.

We are delivering against our objective to provide sustainable and increasing profitability to our shareholders and returning excess capital to enhance shareholder returns. We repurchased and retired 3.0 million shares of our common stock during the thirteen weeks ended September 30, 2011 for $37 million including commissions. Subsequent to September 30, 2011, we repurchased 0.4 million shares of our common stock for approximately $4.6 million resulting in approximately $42 million remaining under our existing stock repurchase program.

On September 30, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires September 2016, amends and restates our existing $80 million revolving credit facility. The Revolving Credit Facility has substantially lower borrowing costs and improved terms and conditions in comparison with our prior facility.

Page - 15

Results of Operations

The following table presents selected financial data (in millions, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Revenue from services	$371.4	$312.8	$965.9	$837.4
Total revenue growth %	18.7%	9.8%	15.3%	10.7%

Gross profit as a % of revenue	26.9%	27.0%	26.4%	26.5%

Selling, general and administrative expenses	$73.2	$64.4	$206.1	$186.9
Selling, general and administrative expenses as a % of revenue	19.7%	20.6%	21.3%	22.3%

Income from operations	$22.4	$16.3	$37.2	$22.7
Income from operations as a % of revenue	6.0%	5.2%	3.8%	2.7%

Net Income	$13.9	$10.2	$23.2	$15.9
Net Income per diluted share	$0.33	$0.23	$0.54	$0.37

Revenue

Revenue for the quarter was $371.4 million, an increase of 18.7% compared to the same quarter in 2010. The strong revenue growth during the third quarter of 2011 was primarily driven by continued revenue growth across most major industries and geographies we serve. We experienced double digit revenue growth in most of the industry groups we serve. Our construction industry growth remains strong mostly due to our success in serving energy related projects, and to a lesser extent, remodel work in non-residential projects. Approximately one third of our total revenue growth came from our recent success in serving various energy related construction projects.

Our results are driven by increasing success with our vertical market sales and service strategy. Our dedicated sales leaders have expertise in the specific industries we serve. They partner with our national sales and service teams to meet the specific project needs of our national customers. Likewise, they provide our branches with best practice industry knowledge including sales and service methods for each industry. Our local sales and service teams build strong customer relationships and loyalty in providing tailored solutions that meet the day to day needs of our local customers.

Our quarterly and monthly revenue trends in comparison with the same period in the prior year are as follows:

	Revenue Growth
	2011	2010
First Quarter (1)	14.4%	6.9%
Second Quarter (2)(3)	12.4%	15.3%
Third Quarter (2)	18.7%	9.8%
July	17.7%	8.3%
August	16.9%	9.2%
September	21.0%	11.5%
____________________

(1)	The first quarter of 2010 included the last week of December 2009, our slowest week of the year. The first quarter of 2011 excluded that same week.

(2)	Acquisitions had the effect of improving our revenue growth by 0.4% for the second quarter and 1% for the third quarter of 2011.

(3)	The second quarter of 2011 would have been 15.3% excluding a large industrial project in the second quarter of the prior year.

Revenue growth was primarily due to our success in investing in vertical market specialization to meet the unique needs of customer groups within the blue collar industry and investing in sales and recruiting staff. We continue to experience success with our vertical market strategy utilizing specialized sales, marketing, and service programs to sell to and serve our vertical market customer groups. We invested in sales and recruiting staff to fill open positions, make market adjustments to compensation, and retain our talent. Staffing levels have increased from recessionary lows and are contributing to our revenue growth. We are well

Page - 16

positioned to capture growing customer demand by meeting their specific needs with our dedicated employees.

Gross profit

Gross profit was as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Gross profit	$99.9	$84.6	$255.2	$221.5
Gross profit as a % of revenue	26.9%	27.0%	26.4%	26.5%

Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation insurance costs, and reimbursable costs. Excluding HIRE Act credits of 0.4% of revenue in the prior year, our gross profit as a percent of revenue for the current quarter has improved by 0.3% over the same quarter of 2010. The HIRE Act provided incentives for hiring and retaining workers by exempting the employer share of the social security tax on wages paid to qualified individuals beginning on March 18, 2010 and expired on December 31, 2010. The improvement to our gross margin as a percent of revenue is primarily due to the success of our disciplined pricing and increased billing rates.

Workers’ compensation expense was 4.0% of revenue for the third quarter of 2011 and 2010, respectively. We continue to actively manage the safety of our temporary workers with our risk management programs.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Selling, general and administrative expenses	$73.2	$64.4	$206.1	$186.9
Percentage of revenue	19.7%	20.6%	21.3%	22.3%

SG&A increased from $64.4 million for third quarter in the prior year to $73.2 million in the third quarter of 2011, but declined as a percentage of revenue from 20.6% to 19.7%. The decline in SG&A as a percentage of revenue was the result of leveraging our cost structure across more revenue for the third quarter of 2011 as compared to the same period in 2010. The increase in SG&A dollars between the third quarter of 2011 and the same period a year ago is primarily due to two items. First, our variable expenses increased with the revenue growth of $59 million over the same period a year ago. Second, we invested in sales and recruiting staff to fill open positions, and made market adjustment increases to compensation. Staffing levels have increased from recessionary lows and our turnover has declined. We believe these investments have accelerated our revenue growth trends during the third quarter of 2011 and will positively impact future quarters.

Depreciation, interest and income taxes

Depreciation, interest and income taxes were as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Depreciation and amortization	$4.2	$3.9	$12.0	$11.9
Interest and other income, net	$0.3	$0.1	$0.8	$0.7
Effective income tax rate	38.8%	37.7%	38.8%	32.1%

Our effective tax rate on earnings for the thirteen weeks ended September 30, 2011 was 38.8% compared to 37.7% for the same period in 2010. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses.

Page - 17

Future outlook for results of operations

The following highlights represent our expectations in regard to operating trends for the remainder of fiscal year 2011. These expectations are subject to revision as our business changes with the overall economy:

•
We expect revenue growth for the fourth quarter will remain strong. We believe the revenue growth will come from continued success in vertical market specialization to meet the unique needs of customer groups within the blue collar industry and the employee investments we have made. However, we expect our revenue growth percentage will diminish in quarters thereafter due to more challenging prior period revenue comparisons.

•
Fiscal 2011 will be a 52-week year as compared to fiscal 2010 which was a 53-week year resulting in a 14-week fourth quarter. For the 13-week fourth quarter of 2011, we estimate reported revenue growth of about 9% compared to the 14-week fourth quarter of 2010. On a comparable week basis, this revenue growth would be about 18%. The fourth quarter of 2011 starts one week later than the fourth quarter of 2010 and accordingly does not benefit from a seasonally higher volume week of revenue. This has the effect of reducing our expectation for reported revenue for the fourth quarter of 2011 and our growth rate comparisons by approximately 9%.

•
We expect that the positive gross margin trends in the third quarter of 2011 will continue into the fourth quarter. For purposes of comparison, the fourth quarter of the prior year included the benefit of non-recurring HIRE Act credits and payroll tax items which were about 0.2% of revenue.

•
As we leverage our fixed cost structure and previous investments made in sales and recruiting talent to meet the needs of increased customer demand, and as revenues grow, we expect continued improvement to income from operations as a percentage of sales.

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, seasonal sales patterns, and profit margins.

Cash Flows from Operating Activities

Our cash flows from operating activities were as follows (in millions):

	Thirty-nine weeks ended
	September 30, 2011	September 24, 2010
Net income	$23.2	$15.9
Depreciation and amortization	12.0	11.9
Provision for doubtful accounts	4.4	5.8
Stock-based compensation	5.6	5.4
Deferred income taxes	0.9	2.0
Other operating activities	(0.5)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(70.1)	(34.4)
Income taxes	7.0	1.3
Accounts payable and other accrued expenses	19.6	1.5
Accrued wages and benefits	12.1	4.6
Workers' compensation claims reserve	0.7	0.1
Other assets and liabilities	1.6	0.4
Net cash provided by operating activities	$16.5	$14.4

Net cash provided by operating activities was $16.5 million for the thirty-nine weeks ended September 30, 2011 as compared to net cash provided by operating activities of $14.4 million for the same period in 2010.

•	The increase in cash from operating activities is primarily due to strong revenue and corresponding net income

Page - 18

growth.

•	The increase in accounts receivable is primarily due to revenue growth and the seasonal peak of our revenue and corresponding accounts receivable dollars during the third quarter.

•
The increase in accounts payable and accrued expenses is primarily due to the timing of $15.8 million due to our insurance provider. This amount is included in accrued liabilities and represents a timing difference between claim payments made by our insurance carrier and the reimbursement from cash held in the Trust. When claims are paid by our carrier, the amount is removed from the workers' compensation reserve but not removed from collateral until reimbursed to the carrier. This should be remedied in the fourth quarter of 2011 and have an offsetting impact to restricted cash.

•	The increase in accrued wages and benefits is primarily due to timing of amounts paid for payroll and payroll taxes. The same is true for income taxes.

Cash Flows from Investing Activities

Our cash flows from investing activities were as follows (in millions):

	Thirty-nine weeks ended
	September 30, 2011	September 24, 2010
Capital expenditures	$(6.2)	$(5.3)
Change in restricted cash and cash equivalents	65.1	6.4
Purchase of restricted investments	(87.8)	—
Maturities of restricted investments	6.2	—
Other	(6.8)	(0.3)
Net cash (used in) provided by investing activities	$(29.5)	$0.8

•
Capital expenditures in 2011 and 2010 were primarily related to investments made to upgrade our proprietary information systems. We anticipate that total capital expenditures will be approximately $10 million in 2011.

•
Other includes the purchase of a staffing company and a technology company. The technology acquired will be integrated with our proprietary front end systems to better attract and retain our temporary workers and serve our customers.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. Prior to March 11, 2011, Chartis held the majority of the restricted cash collateralizing our self-insured workers' compensation policies. As of March 11, 2011, we entered into an agreement with Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon, which holds the majority of our collateral obligations. Placing the collateral in the Trust allows us to manage the investment of the assets. The majority of those funds have been invested. The change in restricted cash and cash equivalents when combined with purchases of restricted investments net of maturities of restricted investments increased by $16.5 million for the thirty-nine weeks ended September 30, 2011. This increase is primarily due to the timing of $15.8 million due to Chartis. This amount is included in accrued liabilities and represents a timing difference between claim payments made by our insurance carrier and the reimbursement from cash held in the Trust to Chartis. When claims are paid by our carrier, the amount is removed from the workers' compensation reserve but not removed from collateral until reimbursed to the carrier. This should be remedied in the fourth quarter of 2011.

Cash Flows from Financing Activities

Our cash flows from financing activities were as follows (in millions):

Page - 19

	Thirty-nine weeks ended
	September 30, 2011	September 24, 2010
Purchases and retirement of common stock	$(50.1)	$—
Net proceeds from sale of stock through options and employee benefit plans	0.9	0.8
Common stock repurchases for taxes upon vesting of restricted stock	(1.7)	(1.5)
Payments on debt	(0.3)	(0.3)
Other	0.6	—
Net cash used in financing activities	$(50.6)	$(1.0)

•	Cash used in financing activities was primarily driven by repurchases of 3.9 million shares of our common stock.

Capital Resources

On September 30, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires September 2016, amends and restates our existing $80 million revolving credit facility with Wells Fargo Capital Finance, LLC and Bank of America, N.A., which was set to expire in June of 2012.
The maximum amount we can borrow under the Revolving Credit Facility of $80 million is subject to certain borrowing limits (the "Borrowing Base"). We are limited to the sum of 85% of our eligible accounts receivable, and 75% of the liquidation value of our Tacoma headquarters office building not to exceed $15 million. The amount is then reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of September 30, 2011, the maximum $80 million was available under the Revolving Credit Facility and letters of credit in the amount of $11 million had been issued against the facility, leaving an unused portion of $69 million.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at September 30, 2011 was $69 million and the amount of cash and cash equivalents under control agreements was $105 million for a total of $174 million which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on LIBOR or the Prime Rate, at our option, plus an applicable spread based on excess liquidity as set forth below:

Excess Liquidity:	Prime Rate Loans:	LIBOR Rate Loans:
Greater than $40 million	0.50%	1.50%
Equal to or greater than $20 million to equal to or less than $40 million	0.75%	1.75%
Less than $20 million	1.00%	2.00%
A fee on borrowing availability of 0.25% is also applied against the unused portion of the Revolving Credit Facility. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.
Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.

We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At September 30, 2011, we had restricted cash and investments totaling approximately $137 million.

As of March 11, 2011, we entered into an agreement with Chartis and the Bank of New York Mellon creating a trust which holds the majority of our collateral obligations under existing workers' compensation insurance policies previously held directly by Chartis. We established investment policy directives for the Trust, with the first priority to be preservation of capital, second to maintain and ensure a high degree of liquidity, and third to maximize after-tax returns.

Page - 20

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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	September 30, 2011	December 31, 2010
Total workers’ compensation reserve	$188.0	$187.3
Add back discount on reserves (1)	24.4	26.4
Less excess claims reserve (2)	(25.7)	(25.5)
Reimbursable payments to insurance provider (3)	15.8	—
Less portion of workers' compensation not requiring collateral	(40.3)	(47.6)
Total collateral commitments	$162.2	$140.6
____________________

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

At September 30, 2011 and December 31, 2010 our total collateral commitments were made up of the following components (in millions):

Page - 21

	September 30, 2011	December 31, 2010
Cash collateral held by insurance carriers	$21.3	$108.7
Cash and cash equivalents held in Trust (1)(2)	28.3	—
Investments held in Trust (1)	80.9	—
Letters of credit (3)	15.0	15.1
Surety bonds (4)	16.7	16.8
Total collateral commitments	$162.2	$140.6
____________________

(1)
During the first quarter of 2011, we entered into an agreement with Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations.

(2)	Included in this amount is $0.8 million of accrued interest at September 30, 2011.

(3)	We had $4.1 million of restricted cash collateralizing our letters of credit at both September 30, 2011 and December 31, 2010.

(4)	We had $3.0 million of restricted cash collateralizing our surety bonds at December 31, 2010. During the second quarter of 2011, our obligation to collateralize our surety bonds was released.

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

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 30, 2011, the weighted average rate was 3.0%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 30, 2011, the weighted average rate was 4.9%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 19.4 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $25.9 million and $25.8 million as of September 30, 2011 and December 31, 2010, respectively.

Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Certain of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $7.3 million against all of the Troubled Insurance Companies receivables as of September 30, 2011 and substantially all of the Troubled Insurance Companies receivables as of December 31, 2010.

Capital Resources Future Outlook

Our sources of liquidity are funds generated by operating activities, available cash, and cash equivalents, restricted cash and investments, and our Revolving Credit Facility. We have a cash equivalents balance of $99.1 million, restricted cash and cash equivalents balance of $137 million, and $69.0 million of borrowing available under our existing Revolving Credit Facility as of September 30, 2011. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives for the remainder of 2011. The rate and sustainability of the current economic recovery is uncertain and, accordingly, our investments are paced to correspond with a sustainable economic recovery. We will continue to closely monitor expenses and capital expenditures. We believe we are well positioned to generate positive operating cash flows, fund opportunities to expand our presence, and take advantage of sustained economic growth.

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

Page - 22

the fiscal year ended December 31, 2010.

Summary of Critical Accounting Estimates

Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and footnote 1 to our financial statements for the quarter ended September 30, 2011.

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

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning December 31, 2011, and early adoption is permitted.

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

In March, 2011, we entered into an agreement with Chartis and the Bank of New York Mellon creating a trust which holds the majority of our collateral obligations under existing workers' compensation insurance policies previously held by Chartis. The Trust now holds a significant portion of our total Restricted cash and investments, much of which is invested in high quality debt instruments. As a result of the shift in our restricted cash and investments portfolio, we are exposed to risk from interest rates and credit exposure. We mitigate these risks through investment policy directives for the Trust, with the first priority to be the preservation of capital, and second to maintain and ensure a high degree of liquidity. The investments are broadly

Page - 23

diversified among high quality investments in U.S. Treasury Securities, U.S. Agency Debentures, U.S. Agency Mortgages, Corporate Securities, and Municipal Securities. The individual investments within the Trust are subject to credit risk due to possible rating changes, default or impairment. We monitor the portfolio to ensure this risk does not exceed prudent levels. We consistently apply and adhere to our investment policy of holding high quality, diversified securities.

Our investments are classified as held-to-maturity. Any fluctuation or change in interest rates would not impact our net income.  Furthermore, an increase or decrease in interest rates immediately and uniformly by 10% would not have a material effect on our Restricted cash and investments or Cash and cash equivalents balances.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.

During the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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
Our business is subject to extensive regulation. The cost to comply, and any inability to comply, with government regulation could materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.

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

Under our authorized stock repurchase programs, we repurchased and retired 3.0 million shares of our common stock during the thirteen weeks ended September 30, 2011 and 3.9 million shares of our common stock during the thirty-nine weeks ended September 30, 2011, for a total amount of $37 million and $50 million including commissions, respectively. On July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million of our outstanding common stock. As of September 30, 2011, $46 million remained available for repurchase of common stock under the current authorization, which has no expiration date. We did not repurchase any common stock during 2010.

Subsequent to September 30, 2011, we repurchased 0.4 million shares of our common stock for approximately $4.6 million resulting in approximately $42 million remaining under our existing stock repurchase program.

The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 30, 2011.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
7/2/11 through 7/29/11	244,822	$14.07	241,526	$80.2 million
7/30/11 through 8/26/11	1,389,045	$13.04	1,388,114	$62.1 million
8/27/11 through 9/30/11	1,324,277	$11.87	1,322,280	$46.3 million
Total	2,958,144	$12.60	2,951,920
____________________

Page - 27

(1)
During the thirteen weeks ended September 30, 2011, we purchased 6,224 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $100 million share repurchase program in April 2007 that was fully utilized by September 30, 2011. On July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million that does not have an expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Credit Agreement by and among Trueblue, Inc. as borrower, the lenders that are signatories thereto as the lenders, Bank of America, N.A. as the co-lead arranger and administrative agent and the syndication agent, and Wells Fargo Capital Finance, LLC as the co-lead arranger and documentation agent (incorporated by reference to Exhibit 10.1 of the 8-K filed on October 4, 2011).

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on October 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). (1)

____________________

(1)
The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Page - 28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/S/ STEVEN C. COOPER	10/31/2011
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/S/ DERREK L. GAFFORD	10/31/2011
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/S/ NORMAN H. FREY	10/31/2011
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 29