Form 10-K
period 2011-12-30
TrueBlue, Inc.
filed 2012-02-23
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-14543
____________________________________
TrueBlue, Inc.
(Exact name of Registrant as specified in its charter)
______________________________________

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
Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 1, 2011, was approximately $0.631 billion.
As of February 10, 2012, there were 39,881,823 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders scheduled to be held May 09, 2012 which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.
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
2011 Annual Report on Form 10-K

TrueBlue, Inc.
Form 10-K
PART I

Item 1.	BUSINESS
TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of temporary blue-collar staffing services. We provide a wide range of specialized blue-collar staffing services. We have a network of 712 branches in all 50 states, Puerto Rico and Canada which supply our customers with temporary workers.
We began operations in 1989 under the name Labor Ready, Inc. providing on-demand, general labor staffing services. We became a public company in 1995. In 2004 we began acquiring additional brands to expand our service offerings to customers in the blue-collar staffing market. Effective December 18, 2007, Labor Ready, Inc. changed its name to TrueBlue, Inc. We operate as: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline Drivers for dedicated and temporary drivers. We are headquartered in Tacoma, Washington.
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
Temporary staffing companies act as intermediaries in matching available temporary workers to employer assignments. Staffing companies compete both to recruit and retain a supply of temporary workers and to attract and retain customers to employ these workers. Temporary workers are recruited through a wide variety of means, including personal referrals, on-line resources, internal databases, advertisements, job fairs, and various other methods. An important aspect in the selection of temporary workers for an assignment is the ability to identify the skills, knowledge, abilities of a temporary worker and match their competencies or capabilities to an employer’s requirements. Methods used to sell temporary staffing services to customers vary depending on the customer’s need for temporary staffing services, the local labor supply, the length of assignment, the number of workers and skills required. We are a business-to-business sales provider. Our sales process takes place at the customer’s location. Success is often based on the experience and skill of the sales person and the strength of relationship with the customer. Retention of customers, exclusive of economic conditions, is dependent on the strength of our relationship with the customer, the skill, quality and tenure of temporary workers, and customer service skills.

The temporary staffing industry is large and highly fragmented with many competing companies. No single company has a dominant share of the temporary staffing industry. Customer demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility.

The staffing industry is cyclical based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing temporary staffing services has increased due to low barriers to entry and during recessionary periods the number of companies has decreased through consolidation, bankruptcies, or other events. The temporary staffing industry experienced increased volatility during the most recent recession in comparison with past economic cycles. This is largely due to the severity of the recession which resulted in a dramatic drop in the use of temporary staffing as companies aggressively reduced the size of their workforce. However, in the post-recessionary environment, the temporary staffing industry is experiencing increased demand in relation to total job growth as customers have placed a greater priority on maintaining a more flexible workforce.
Long-term Strategies
Our objective is to profitably grow our share of the blue-collar staffing market. We plan to achieve this objective by:

•	Growing revenue within our existing geographic footprint;

•	Expanding into new geographic areas; and,

•	Making strategic acquisitions.

Growing revenue within our existing geographic footprint
Our primary objective is to increase revenues generated by our existing network of branch offices and on-site locations to meet all the blue collar staffing needs of our customers. We are committed to being the blue-collar market leader in customer sales and service. To achieve this objective we will grow our:

•
Dedicated vertical market sales leaders with in-depth industry knowledge and expertise in providing temporary staffing services to customers in their respective blue-collar markets and customer groups we serve;

•	National, regional and local sales and service teams that deliver industry specific solutions specialized to the needs of our customers;

•	Strong customer relationships and loyalty from the local to national level;

•	Focused training to build industry expertise and enhanced sales and service capabilities; and,

•
Investment in new technologies and programs to further expand our ability to recruit and dispatch temporary workers outside our branch network, increase our ability to fill customer orders, and increase efficiencies.

We have built a strong sales and service culture backed by professionals with a proven track record of selling blue-collar staffing services and expanding those relationships with tailored solutions.
Expanding into new geographic areas
We have achieved a leading market position with our Labor Ready brand which specializes in providing on-demand, general labor through a national network of branch offices. At the end of fiscal 2011, Labor Ready operated 590 branches in all 50 states and Canada. With our focus on blue-collar staffing for all brands, we plan to leverage our existing branch network for the geographic expansion of all brands into a national presence with dominant market positions:

•
Spartan Staffing plans to expand into adjacent markets and into on-site locations where our customers have significant requirements for temporary skilled labor in the manufacturing and logistics industries. At the end of fiscal 2011, Spartan Staffing operated 56 branches in 14 states and Puerto Rico.

•
We believe that we are well positioned to serve the construction market as growth begins to return to this industry through our CLP Resources brand. We retained the expertise and customer relationships to service various types of construction and expanded our service offerings to include remote industrial construction projects, industrial plant repair and maintenance projects and emerging renewable energy projects such as solar and wind farms. At the end of fiscal 2011, CLP Resources operated 50 branches in 20 states and Canada.

•
PlaneTechs has multiple expansion opportunities within aviation and other transportation industries to supply mechanics using our current centralized model which does not require additional office locations.

•
Centerline Drivers will leverage our network of branch offices for its expansion in providing temporary and dedicated drivers to the transportation and distribution industries. At the end of fiscal 2011, Centerline Drivers operated 15 branches in 10 states.

Making strategic acquisitions
We continually evaluate acquisition candidates for fit with our strategy, culture, operational structure, and the ability to produce strong returns on investment. Our focus is on acquisitions that can accelerate the building of a national presence for all our brands or that provide new opportunities to serve the blue-collar staffing market. Our plan is to integrate future acquisitions with our existing brands.
Operations
We provide a wide range of specialized blue-collar staffing services. Our operations are all in the blue-collar staffing market of the temporary staffing industry. All our brands:

•	Provide blue-collar temporary labor services to our customers;

•	Serve customers who have a need for temporary staff to perform blue-collar tasks which do not require a permanent employee;

•	Build a temporary workforce through recruiting, screening and hiring. Temporary workers are dispatched to customers where they work under the supervision of our customers;

•
Drive profitability by managing the bill rates to our customers and the pay rates to our workers. Profitable growth requires increased volume and or bill rates which grow faster than pay rates and leveraging our cost structure; and,

•	Use innovative technology to improve our ability to recruit quality workers, effectively match workers to the needs of our customers, and meet our customers' needs more efficiently. We are focused on improving the ease of doing business with us for both our temporary workers and customers.
Our long-term financial performance expectations of all our brands are similar as are the underlying financial and economic metrics used to manage those brands. Profitable growth is driven by leveraging our cost structure across all brands to achieve economies of scale.
Our business is generally conducted through a broad network of locations in the United States, Puerto Rico and Canada. We operate both company owned locations and customer on-site locations. An on-site location is generally dedicated to one customer. We also have a growing capability to service remote customer needs and work sites where we have no location.
We operate as:

•	Labor Ready for on-demand general labor;

•	Spartan Staffing for skilled manufacturing and logistics labor;

•	CLP Resources for skilled trades for commercial, industrial and energy construction as well as building and plant maintenance;

•	PlaneTechs for skilled mechanics and technicians to the aviation maintenance, repair and overhaul industry, aerospace manufacturing and assembly industries, and other transportation industries; and,

•	Centerline Drivers for temporary and dedicated drivers to the transportation and distribution industries.
Management of our temporary staffing operations is coordinated from our headquarters in Tacoma, Washington where we provide support and centralized services to our brands and their respective branch offices. As of December 30, 2011, we conducted our staffing service operations through 712 branch offices in all 50 states, Puerto Rico and Canada, as well as customer on-site locations. Local market managers are responsible for sales, recruitment, servicing the customers’ needs, accident prevention, and compliance with the laws and regulations.
Customers
Our customer mix consists primarily of small and medium-sized businesses serviced by one or more branch offices. We also serve larger national customers. Our full range of blue-collar temporary staffing services enables us to meet all of the blue-collar staffing needs of our customers.
During 2011, we served approximately 175,000 customers in the services, retail, wholesale, manufacturing, transportation, aviation, and construction industries. Our ten largest customers accounted for 19.1% of total revenue for 2011, 18.6% for 2010 and 21.3% for 2009. Sales to our largest customer accounted for 7.7% of total revenue for 2011, 9.4% for 2010 and 13.4% for 2009.
Employees
As of December 30, 2011 we employed approximately 2,700 full-time and part-time employees. In addition, we placed approximately 325,000 temporary workers on assignments with our customers during 2011. We recruit temporary workers daily so that we can be responsive to the planned as well as unplanned needs of the customers we serve. We attract our pool of temporary workers through personal referrals, online resources, extensive internal databases, advertising, job fairs, and various other methods. We identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to a customer’s requirements. This enables our customers to obtain immediate value by placing a highly productive and skilled employee on the job site. We use a variety of proprietary programs for identifying and assessing the skill level of our temporary workers when selecting a particular individual for a specific assignment and retaining those workers for future assignments. We believe that our assessment systems enable us to offer a higher quality of service by increasing productivity, decreasing turnover, and reducing absenteeism.
We provide a bridge to permanent, full-time employment for thousands of temporary workers each year. Temporary workers come to us to fill a short-term financial need, or as a flexible source of income while also working elsewhere or pursuing education. Many stay because of the flexibility that we offer. In many cases, we enable individuals to pay their rent, buy groceries, and remain self-sufficient. Temporary workers may be assigned to different jobs and job sites, and their assignments could last for as little as a single day or extend for several weeks or months. We provide our temporary workers meaningful work and the opportunity to improve their skills.
Our risk management practices have increased the safety of the work environment for our temporary workers. We have increased the involvement of our customers and temporary workers in our safety program. We have a variety of safety-related programs, provide safety information to temporary employees, and conduct job-site visits to increase the safety of employees while working for our customers.
We are considered the legal employer of our temporary workers and laws regulating the employment relationship are applicable to our operations. We consider our relations with our employees and temporary workers to be good.
Competition
We compete in the temporary staffing industry by offering a full range of blue-collar staffing services. The temporary staffing industry is large and fragmented, comprised of thousands of companies employing millions of people and generating billions of dollars in annual revenues.
We experience competition in attracting customers as well as qualified employment candidates. The staffing business is highly competitive with limited barriers to entry, with a number of firms offering services similar to those provided by us on a national, regional, or local basis. We compete with several multi-national full-service and specialized temporary staffing companies, as well as a multitude of local companies. In most geographic areas, no single company has a dominant share of the market. The majority of temporary staffing companies serving the blue-collar staffing market are locally-owned businesses. In many areas the local companies are the strongest competitors, largely due to their longevity in the market and the strength of their customer relationships.
Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business; some of which include increased temporary worker wages, costs for workers’ compensation, and unemployment insurance.

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
Seasonality and Cyclical Nature of our Business
Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the seasonality of our customers’ businesses. Demand for our staffing services is higher during the second and third quarters of the year and peaks in the third quarter. Demand is lower during the first and fourth quarters, in part due to limitations to outside work during the winter months. Our working capital requirements are primarily driven by temporary worker payroll and customer accounts receivable. Since receipts from customers lag payroll to temporary workers, working capital requirements increase substantially in periods of growth.
The staffing industry has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire permanent workers when long-term demand is expected to increase. As a consequence, our revenues tend to increase quickly when the economy begins to grow, as occurred during 2011. Conversely, our revenues also decrease quickly when the economy begins to weaken, as occurred during 2009 and early 2010. While we have longer-term customer relationships, which are not directly dependent upon the economic cycle, these revenues are not significant enough to offset the impact of cyclical economic activity for our temporary staffing services.
Financial Information about Geographic Areas
The following table depicts our revenue derived from within the United States and that derived from international operations for the past three fiscal years (in millions).

	2011		2010		2009
United States (including Puerto Rico)	$1,266.3	96.2%	$1,105.5	96.2%	$984.5	96.7%
International operations (Canada)	$49.7	3.8%	$43.9	3.8%	$33.9	3.3%
Total revenue from services	$1,316.0	100.0%	$1,149.4	100.0%	$1,018.4	100.0%
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
The demand for our blue-collar staffing services is highly dependent upon the state of the economy and upon staffing needs of our customers. Any variation in the economic condition or unemployment levels of the United States, Puerto Rico and Canada, or in the economic condition of any region or specific industry in which we have a significant presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits.

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
We employ individuals on a temporary basis and place them in our customers' workplaces. We have minimal control over our customers' workplace environments. As the employer of record of our temporary workers we incur a risk of liability for various workplace events, including claims for personal injury, wage and hour requirements, discrimination or harassment, and other actions or inactions of our temporary workers. In addition, some or all of these claims may give rise to litigation including class action litigation. Although we currently believe resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and our view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.

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
We provide workers' compensation insurance for our temporary workers. Our workers' compensation insurance policies are renewed annually. The majority of our insurance policies are with Chartis. Our insurance carriers require us to collateralize a significant portion of our workers' compensation obligation. The majority of collateral is held in trust by a third party for the payment of these claims. The loss or decline in value of the collateral could require us to seek additional sources of capital to pay our workers' compensation claims. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all. As our business grows or our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. The loss of our workers' compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies. These additional sources of capital may not be available on commercially reasonable terms, or at all.

Our liquidity may be materially adversely affected by constraints in the capital markets.
The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our credit facility. We must have sufficient sources of liquidity to fund our working capital requirements, workers' compensation collateral requirements, service our outstanding indebtedness, and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities.

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
We expect to continue making acquisitions, and entering into new business ventures or initiatives as part of our long-term business strategy.

These acquisitions, new business ventures, and initiatives involve significant challenges and risks including that they may not advance our business strategy, that we may not realize a satisfactory return on our investment, that we may experience difficulty in integrating operations, or diversion of management's attention from our other business. These events could cause harm to our operating results or financial condition.

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
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our customers. We believe our competitive advantage is providing unique solutions for each individual customer, which requires us to have highly trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service and administrative personnel. The turnover rate in the staffing industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit a sufficient number of qualified individuals may delay or affect the speed of our planned growth or strategy change. Delayed expansion, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to attract and retain sufficient qualified temporary workers.
We compete with other temporary staffing companies to meet our customer needs and we must continually attract qualified temporary workers to fill positions. We have in the past experienced worker shortages and we may experience such shortages in the future. Further, if there is a shortage of temporary workers, the cost to employ these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business.

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
See discussion of legal contingencies and developments in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES

 None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI. The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange during the last two fiscal years:

	High	Low
December 30, 2011:
Fourth Quarter	$14.69	$10.40
Third Quarter	16.43	10.80
Second Quarter	17.58	12.84
First Quarter	19.25	14.68
December 31, 2010:
Fourth Quarter	$19.48	$12.96
Third Quarter	14.01	9.97
Second Quarter	17.23	11.20
First Quarter	17.22	13.03
Holders of the Corporation’s Capital Stock
We had approximately 596 shareholders of record as of February 10, 2012.
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our lending facility, which may have the effect of restricting our ability to pay dividends.
Issuer Purchases of Equity Securities
Under our authorized stock repurchase programs, we repurchased and retired 4.5 million shares of our common stock during 2011, for a total amount of $57 million, including commissions. On July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million of our outstanding common stock. As of December 30, 2011, $40 million remained available for repurchase of common stock under the current authorization, which has no expiration date. We did not purchase any shares of our common stock under our authorized share purchase program during 2010 and 2009.
The table below includes purchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 30, 2011.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
10/1/11 through 10/28/11	398,402	$11.43	398,083	$41.8 million
10/29/11 through 11/25/11	132,534	$11.64	130,401	$40.3 million
11/26/11 through 12/30/11	63,484	$11.88	59,797	$39.6 million
Total	594,420	$11.52	588,281
____________________

(1)
During the thirteen weeks ended December 30, 2011, we purchased 6,139 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plans or programs.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $100 million share repurchase program in April 2007 that was fully utilized in 2011. On July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million that does not have an expiration date.

TrueBlue Stock Comparative Performance Graph
The following graph depicts our stock price performance from December 31, 2006 through December 31, 2011, relative to the performance of the S&P Midcap 400 Index, and a peer group of companies in the temporary staffing industry. All indices shown in the graph have been reset to a base of 100 as of December 31, 2006, and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among TrueBlue, Inc., the S&P Midcap 400 Index
and Selected Peer Group

TOTAL RETURN TO SHAREHOLDERS
(assumes $100 investment on 12/31/06)
Dollars
120
100
80
60
40
20
0
2006
2007
2008
2009
2010
2011
TrueBlue, Inc.
Peer Group (1)
S&P Midcap 400

Total Return Analysis	2006	2007	2008	2009	2010	2011
TrueBlue, Inc.	$100	$79	$52	$81	$98	$76
Peer Group (1)	$100	$71	$47	$72	$86	$60
S&P Midcap 400 Index	$100	$107	$67	$90	$113	$109
___________________

(1)	The peer group includes Kelly Services, Inc., Manpower, Inc., Robert Half International, Adecco SA and Randstad.

Item 6.	SELECTED FINANCIAL DATA
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
Summary Consolidated Financial and Operating Data
As of and for the Fiscal Year Ended (1)
(in millions, except per share data and number of branches)

	2011 (52 Weeks)	2010 (53 Weeks)	2009 (52 Weeks)	2008 (52 Weeks)	2007 (52 Weeks)
Statements of Operations Data:
Revenue from services	$1,316.0	$1,149.4	$1,018.4	$1,384.3	$1,385.7
Cost of services	969.0	845.9	727.4	971.8	943.6
Gross profit	347.0	303.5	291.0	412.5	442.1
Selling, general and administrative expenses	282.8	258.8	262.2	332.1	336.2
Goodwill and intangible asset impairment	—	—	—	61.0	—
Depreciation and amortization	16.4	16.5	17.0	16.8	12.2
Interest and other income, net	1.5	0.9	2.3	5.5	10.9
Income before tax expenses	49.3	29.1	14.1	8.1	104.6
Income tax expense	18.5	9.3	5.3	12.3	38.4
Net income (loss)	$30.8	$19.8	$8.8	$(4.2)	$66.2

Net income (loss) per diluted share	$0.73	$0.46	$0.20	$(0.10)	$1.44

Weighted average diluted shares outstanding	42.3	43.5	43.0	42.9	46.0

	At Fiscal Year End,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Working capital	$168.3	$207.6	$163.2	$147.5	$115.0
Total assets	560.8	546.5	518.1	519.7	545.2
Long-term liabilities	154.9	147.8	147.9	154.2	146.9
Total liabilities	$267.2	$233.8	$232.7	$249.5	$261.4
Branches open at period end	712	721	754	850	894
 ____________________

(1)
Our fiscal year ends on the last Friday in December. The 2011 fiscal year ended on December 30, 2011, included 52 weeks. The 2010 fiscal year ended on December 31, 2010, included 53 weeks, with the 53rd week falling in our fourth fiscal quarter. All other prior years presented included 52 weeks.

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
OVERVIEW
TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of temporary blue-collar staffing. We provide a wide range of specialized blue-collar staffing services. We have a network of 712 branches in all 50 states, Puerto Rico and Canada which supply our customers with temporary workers. In 2011, we connected approximately 325,000 people to work through the following blue-collar staffing brands: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline Drivers for dedicated and temporary drivers. Headquartered in Tacoma, Washington, we serve approximately 175,000 businesses primarily in the services, construction, transportation, manufacturing, retail, and wholesale industries.
Revenue grew to $1.3 billion for 2011, a 14.5% increase compared to the prior year. Fiscal 2010 included 53 weeks ended December 31, 2010. Revenue for 2011 grew by 17.1% compared to the prior year on a comparable 52 week basis. We define a comparable week basis as the same beginning and ending calendar date ranges. We grew revenue across most major industries and geographies including a growing presence in the construction of renewable energy projects. Our revenue growth is primarily due to our increasing success with our vertical market sales and service strategy. Our dedicated sales leaders have expertise in the specific industries we serve. These dedicated industry sales leaders partner with our national sales and service teams to meet the specific project needs of our national customers. Likewise, they provide our branches with best practice industry knowledge, including sales and service methods for each industry.
Net income grew by 55.2% to $30.8 million or $0.73 per diluted share for fiscal 2011 as compared to $19.8 million or $0.46 per diluted share for fiscal 2010. Our strong revenue growth produced strong incremental operating margins as we leveraged our fixed cost structure.
We are delivering against our objective to provide sustainable and increasing profitability to our shareholders and returning excess capital to enhance shareholder returns. Under our stock repurchase program, we repurchased and retired 4.5 million shares of our common stock during the 52 weeks ended December 30, 2011 for $57 million including commissions.

We are in a strong financial position to fund working capital needs for planned 2012 growth and expansion opportunities. We have cash and cash equivalents of $109 million at December 30, 2011. On September 30, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to $80 million (the “Revolving Credit Facility”), which expires September 2016. The Revolving Credit Facility amended and restated our prior $80 million revolving credit facility. The Revolving Credit Facility has substantially lowered borrowing costs and improved terms and conditions in comparison with our prior facility. As of December 30, 2011, the maximum $80 million was available under the Revolving Credit Facility and $11 million of letters of credit had been issued against the facility, leaving an unused portion of $69 million.

Customer demand for blue-collar staffing services is dependent on the overall strength of the labor market and trends towards greater workforce flexibility within the blue-collar markets in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. During periods of increasing demand, we are able to produce strong incremental operating margins by leveraging the increase in revenue across our fixed cost structure. Future growth trends will be dependent on whether the underlying economy continues to improve, trends in customer preference towards a more flexible workforce continue, and our ability to effectively serve customer needs.
RESULTS OF OPERATIONS
The following table presents the Consolidated Statements of Operations as a percent of revenue (in millions, except percentages and per share amounts):

	2011	2010	2009
Revenue from services	$1,316.0	$1,149.4	$1,018.4
Total revenue growth (decline) %	14.5%	12.9%	(26.4)%

Gross profit as a % of revenue	26.4%	26.4%	28.6%

Selling, general and administrative expenses	$282.8	$258.7	$262.2
Selling, general and administrative expenses as a % of revenue	21.5%	22.5%	25.7%

Income from operations	$47.8	$28.3	$11.8
Income from operations as a % of revenue	3.6%	2.5%	1.2%

Net income	$30.8	$19.8	$8.8
Net income per diluted share	$0.73	$0.46	$0.20
Revenue from services
Revenue from services for each of the past three years is as follows (in millions):

	2011	2010	2009
Revenue from services	$1,316.0	$1,149.4	$1,018.4
Total revenue growth (decline) %	14.5%	12.9%	(26.4)%
Revenue grew to $1.3 billion for 2011, a 14.5% increase compared to the prior year. Fiscal 2010 included 53 weeks ended December 31, 2010. Revenue for 2011 grew by 17.1% compared to the prior year on a comparable 52 week basis. We define a comparable week basis as the same beginning and ending calendar date ranges. The strong revenue growth was primarily driven by strong demand for our services across most major industries and geographies. We experienced double digit revenue growth in most of the industry groups we serve. Our construction industry growth remains strong due to our success in serving renewable energy projects while demand for residential construction remains weak.
Our results were driven by increased success with our vertical market sales and service strategy. Our dedicated sales leaders have expertise in the specific industries we serve. They partner with our national sales and service teams to meet the specific project needs of our national customers. Likewise, they provide our branches with best practice industry knowledge including sales and service methods for each industry. Our local sales and service teams build strong customer relationships and loyalty in providing tailored solutions that meet the day to day needs of our local customers.
We invested in specialized sales and marketing personnel to sell to and serve our vertical market customer groups. Our vertical market specialists and their programs are making significant contributions to our revenue growth. We are well positioned to capture growing customer demand by meeting their specific needs with our dedicated employees.
The year-over-year growth was partially offset by the anticipated decline in work associated with projects for our largest customer. Excluding this impact and the extra week in the fourth quarter of fiscal 2010, revenue growth was 19.7% for fiscal 2011, 14.6% for fiscal 2010 and a decline of 32.2% for fiscal 2009.
Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the seasonality of our customers’ businesses as well as timing and duration of project work. Demand for our staffing services is higher during the second and third quarters of the year with demand peaking in the third quarter and lower during the first and fourth quarters, in part due to limitations to outside work during the winter months.

Our quarterly revenue trends in comparison with the same period in prior years are as follows (in millions):

	Revenue Growth/(Decline)
	2011	2010	2009
First quarter revenue from services	$274.3	$239.8	$224.4
First quarter revenue growth (decline) %	14.4%	6.9%	(30.7)%

Second quarter revenue from services	$320.2	$284.8	$247.0
Second quarter revenue growth (decline) %	12.4%	15.3%	(33.4)%

Third quarter revenue from services	$371.4	$312.8	$284.8
Third quarter revenue growth (decline) %	18.7%	9.8%	(26.6)%

Fourth quarter revenue from services	$350.2	$311.9	$262.2
Fourth quarter revenue growth (decline) % (1)	12.2%	19.0%	(13.1)%
 ____________________

(1)
Fiscal 2010 included 53 weeks ended December 31, 2010. The final quarter of fiscal 2010 consisted of 14 weeks. Excluding the 14th week of 2010, revenue grew by 22.1% for the fourth quarter of 2011 as compared to 2010.

The quarterly revenue growth trends for 2011 were due to continued economic recovery and success of our vertical market specialization to meet the unique needs of customer groups within the blue-collar staffing market. The post-recession economic recovery has been uncertain which we believe has positively impacted the temporary staffing industry. Likewise, we believe our vertical market sales and service strategies contributed to our growth.

Revenue for 2010 increased 12.9% compared to 2009, or 11.5% excluding the impact of the 53rd week of 2010. We believe the revenue growth was primarily driven by the economic recovery and our growth strategies.
Gross profit
Gross profit for each of the past three fiscal years is as follows (in millions):

	2011	2010	2009
Gross profit	$347.0	$303.5	$291.0
Percentage of revenue	26.4%	26.4%	28.6%

Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers'
compensation insurance costs and reimbursable costs. Gross profit as a percentage of revenue for fiscal 2011 was unchanged compared to fiscal 2010 due to offsetting factors. Gross profit as a percentage of revenue for fiscal 2010 included the benefit of HIRE Act credits, net of other payroll tax items, of 0.2% of revenue. The HIRE Act provided incentives for hiring and retaining workers by exempting the employer share of the social security tax on wages paid to qualified individuals beginning on March 18, 2010 and expired on December 31, 2010. Excluding the benefit of these net 2010 HIRE Act credits, gross profit as a percent of revenue for the current year has improved by 0.2%. The improvement is primarily due to the success of our disciplined pricing and increased billing rates.

Workers’ compensation expense was 3.9% of revenue for fiscal 2011 and 3.8% for fiscal 2010. We continue to actively manage the safety of our temporary workers with our risk management programs and work together with our network of service providers to control costs.

Gross profit as a percentage of revenue for fiscal 2010 declined as compared to fiscal 2009. The decline is primarily due to revenue mix, increased costs associated with our temporary workers, and higher workers' compensation expense. Our mix of blue-collar staffing business has shifted to service more national and large industrial customers for which demand remained stronger than for small to medium-sized business during the recession and subsequent recovery. The gross margins for some of our national and large industrial customers are lower than our blended company average. The increased cost of our temporary workers resulted primarily from increased state unemployment taxes and certain other payroll taxes which were in part passed through to our customers. Increased cost of our temporary workers was partially offset by the incentives from the HIRE Act.

Workers' compensation expense was 3.8% of revenue for fiscal 2010 versus 3.1% of revenue for fiscal 2009. The success of our risk management programs resulted in reducing prior estimated claim settlement costs. However, those reductions were less in 2010 as compared to 2009 resulting in increased workers' compensation expense as a percent of revenue.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for each of the past three fiscal years are as follows (in millions):

	2011	2010	2009
Selling, general and administrative expenses	$282.8	$258.7	$262.2
Percentage of revenue	21.5%	22.5%	25.7%

SG&A declined to 21.5% as a percentage of revenue for fiscal 2011 as compared to 22.5% for fiscal 2010. During 2011 we produced strong incremental operating margins as we leveraged our fixed cost structure.

The increase in SG&A spending for 2011 is primarily due to two factors. First, we experienced an expected increase in variable expenses to support the increased revenue of $167 million over the prior year. Second, we invested in specialized sales and marketing personnel to sell to and serve our vertical market customer groups. Our vertical market specialists and their programs are making significant contributions to our revenue growth. We also filled open sales and service positions in local markets and made a variety of market adjustment increases to compensation to retain our key performers. Staffing levels have increased from recessionary lows and our turnover has declined. We believe these investments have accelerated our revenue growth trends during 2011 and will positively impact future years.
Given the uncertainty surrounding the strength and longevity of the current economic recovery, we remain focused on leveraging our cost structure which should produce strong incremental operating margins with additional future revenue.
The decrease in SG&A as a percentage of revenue for 2010 as compared to 2009 was the result of increased revenues without a corresponding increase to SG&A. The decrease in SG&A during 2010 was also due to a combination of cost reduction actions in 2009 and aggressive cost containment in 2010.

Depreciation and amortization
Depreciation and amortization for each of the past three fiscal years are as follows (in millions):

	2011	2010	2009
Depreciation and amortization	$16.4	$16.5	$17.0
Percentage of revenue	1.2%	1.4%	1.7%
Depreciation and amortization for 2011 is in line with the prior year. Depreciation decreased for fiscal 2010 as compared to 2009 by $0.5 million resulting primarily from reduced capital spending during the economic recession. Capital spending is focused primarily on enterprise technology improvement projects which will further improve our efficiency and effectiveness in recruiting and retaining our temporary workers and attracting and retaining our customers.
Interest and other income, net
Net interest income for fiscal 2011 increased over 2010 due to two factors. First, yields on our restricted cash and investments have increased. Second, we renewed our revolving credit facility during fiscal 2011 with lower fees and cost to borrow.
Income taxes
Our effective income tax rate was 37.6% in 2011, as compared to 32.0% and 37.8% in 2010 and 2009, respectively. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses. The lower effective tax rates in 2010 were primarily due to the favorable resolution of certain tax matters from prior years.
Results of Operations Future Outlook
The following highlights represent our expectations in regard to operating trends for fiscal year 2012. These expectations are subject to revision as our business changes with the overall economy:

•	Due to our industry’s sensitivity to economic factors, the inherent difficulty in forecasting the direction and strength of the economy and the short term nature of staffing assignments, our visibility for future demand is limited. As a result, we monitor a number of economic indicators as well as certain trends to estimate future revenue. Based on these anticipated trends, we expect continued revenue growth in 2012 assuming the economy is similar to that of fiscal 2011. However, our revenue growth percentage will diminish due to more challenging prior period revenue comparisons versus the prior period comparables for 2011.

•
Our top priority remains to increase revenue through our existing branch network and improve margins. This should produce strong incremental operating margins as we leverage our cost structure across additional organic revenue. We will continue to invest in our sales and customer service programs which we believe will enhance our ability to capitalize on further revenue growth and customer retention.

•
As the economy grows, we will continue to evaluate opportunities to expand our market presence. All of our multi-location brands have opportunities to expand through new physical locations or by sharing existing locations. Where possible, we plan to expand the presence of our brands by sharing existing locations to achieve cost synergies. We plan to build on our success with centralized recruitment and dispatch of our temporary workers to locations without physical branches and expand our geographic reach. We will also evaluate strategic acquisitions in the blue-collar staffing market that can produce strong returns on investment. Our focus is on acquisitions that can accelerate the building of a national presence for a particular brand or that provide an opportunity to serve a new, but sizable portion of the blue-collar staffing market.

•
Minimum wage and certain unemployment taxes will increase again in 2012. Our best estimate of this impact, assuming no action on our part, is an increase that would negatively impact gross margin by 0.4% to 0.6% of revenue. We have put in place programs to pass these costs through to our customers. Until the economy fully recovers and state unemployment funds have been replenished and related federal loans have been repaid by certain states, we expect continued increases to our unemployment taxes and our customers could be resistant to price increases to cover these costs.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, seasonal sales patterns and profit margins. Over the past three fiscal years, net cash provided by operations was approximately $106.2 million.
Cash flows from operating activities
Our cash flows provided by operating activities for each of the past three fiscal years were as follows (in millions):

	2011	2010	2009
Net income	$30.8	$19.8	$8.8
Depreciation and amortization	16.4	16.5	17.0
Provision for doubtful accounts	6.6	8.2	14.5
Stock-based compensation	7.4	7.2	7.1
Deferred income taxes	(1.9)	5.3	2.8
Other operating activities	(0.5)	(0.2)	1.1
Changes in operating assets and liabilities:
Accounts receivable	(51.8)	(11.6)	(14.8)
Income tax receivable	3.5	(3.3)	13.4
Accounts payable and other accrued expenses	16.2	3.4	(2.6)
Workers’ compensation claims reserve	4.5	(2.2)	(14.1)
Other assets and liabilities	(0.6)	(1.1)	0.4
Net cash provided by operating activities	$30.6	$42.0	$33.6

•
Accounts receivable increased by $51.8 million in 2011. About half of the increase in accounts receivable was due to an increase in days sales outstanding and the rest was due to continued revenue growth. Days sales outstanding were higher primarily due to a higher mix of larger customers with longer payment terms compared with prior periods. The provision for doubtful accounts continued to decline in 2011 and reflects the improving economy and ability of our customers to pay.

•	Income taxes receivable declined in 2011 due to unanticipated deductions which resulted in over payments of estimated taxes in 2010.

•
Increases in accounts payable and accrued expenses during 2011 were associated with increased revenue as a result of the economic recovery and corresponding increases to temporary labor payroll expense, as well as increased unemployment tax rates.

•
Generally, our workers’ compensation reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During 2011, our workers’ compensation reserve increased as we increased temporary labor services offset by the timing of payments.

Cash flows used in investing activities
Our cash flows used in investing activities for each of the past three fiscal years were as follows (in millions):

	2011	2010	2009
Capital expenditures	$(9.7)	$(7.0)	$(13.1)
Change in restricted cash and cash equivalents	68.5	3.9	(3.7)
Purchases of restricted investments	(88.2)	—	—
Maturities of restricted investments	9.3	—	—
Other	(6.8)	(0.3)	0.1
Net cash used in investing activities	$(26.9)	$(3.4)	$(16.7)

•
Capital expenditures were primarily due to significant investments made to upgrade our proprietary information systems. We anticipate that total capital expenditures will be approximately $12 million in 2012.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. We are required by our insurance carriers to collateralize a portion of our workers' compensation obligation. Prior to March 11, 2011, Chartis held the majority of the restricted cash collateralizing our self-insured workers' compensation policies. As of March 11, 2011, we entered into an agreement with Chartis and the Bank of New York Mellon creating a trust (the "Trust") at the Bank of New York Mellon, which holds the majority of our collateral obligations. Placing the collateral in the Trust allows us to manage the investment of the assets. The majority of those funds have been invested. The change in restricted cash and cash equivalents when combined with purchases of restricted investments net of maturities of restricted investments increased by $10.4 million for 2011 and includes additional restricted cash and investments required as collateral due to growth.

•
Other includes the purchase of a staffing company and a technology company in 2011. The technology acquired will be integrated with our proprietary front end systems to better attract and retain our temporary workers and serve our customers.

Cash flows used in financing activities
Our cash flows used in financing activities for each of the past three fiscal years were as follows (in millions):

	2011	2010	2009
Purchases and retirement of common stock	$(56.9)	$—	$—
Net proceeds from sale of stock through options and employee benefit plans	1.1	1.1	1.1
Common stock repurchases for taxes upon vesting of restricted stock	(1.8)	(1.6)	(0.9)
Payments on debt	(0.3)	(0.4)	(0.4)
Other	0.7	0.1	(1.0)
Net cash used in financing activities	$(57.2)	$(0.8)	$(1.2)

•	Cash used in financing activities was primarily driven by repurchases of 4.5 million shares of our common stock in 2011.
Future outlook
We are in a strong financial position to fund working capital needs for planned 2012 growth. The strength of our current financial position is highlighted as follows:

•	We have Cash and cash equivalents of $109 million as of December 30, 2011.

•
Our borrowing availability under our credit facility is principally based on accounts receivable and the value of our corporate building. We have $69 million of borrowing available under our credit facility as of December 30, 2011. We believe the credit facility provides adequate borrowing availability.

•
The majority of our workers’ compensation payments are made from restricted cash versus cash from operations. At December 30, 2011, approximately two-thirds of our workers’ compensation reserve was covered by restricted cash.

•
On July 22, 2009, we filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission, which allows us to sell various securities in amounts and prices determined at the time of sale. The filing enables us to access capital efficiently and quickly if needed pending current market conditions. No shares have been issued under this registration.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months, and thereafter for the foreseeable future. However, should economic conditions again deteriorate our financial results would be adversely impacted and we may need to seek additional sources of capital. These additional sources of financing may not be available, or may not be available on commercially reasonable terms.
Capital resources
On September 30, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires September 2016, amended and restated our prior $80 million revolving credit facility with Wells Fargo Capital Finance, LLC and Bank of America, N.A., which was set to expire in June of 2012.

The maximum amount we can borrow under the Revolving Credit Facility of $80 million is subject to certain borrowing limits (the "Borrowing Base"). We are limited to the sum of 85% of our eligible accounts receivable, and 75% of the liquidation value of our Tacoma headquarters office building not to exceed $15 million. The amount is then reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of December 30, 2011, the maximum $80 million was available under the Revolving Credit Facility and letters of credit in the amount of $11 million had been issued against the facility, leaving an unused portion of $69 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at December 30, 2011 was $69 million and the amount of cash and cash equivalents under control agreements was $110 million for a total of $179 million which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

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

We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At December 30, 2011, we had restricted cash and investments totaling approximately $130.5 million.

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

Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury Securities, U.S. Agency Debentures, U.S. Agency Mortgages, Corporate Securities, and Municipal Securities. For those investments rated by the Nationally Recognized Statistical Rating Organizations the minimum ratings are:

	S&P	Moody's	Fitch
Short-term Rating	A-1/SP-1	P-1/MIG-1	F-1

Long-term Rating	A	A2	A
Workers’ compensation insurance, collateral and claims reserves
Workers' Compensation Insurance
We provide workers’ compensation insurance for our temporary and permanent employees. Our workers’ compensation insurance policies are renewed annually. We renewed our coverage with Chartis effective July 2011 to July 2012. We are also self-insured with certain state workers’ compensation programs, which are typically renewed on an annual basis.
The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits ("Excess Claims”).We have full liability for all remaining payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004. Prior to 2001, we were insured by various carriers who are now insolvent and as a result we are substantially reserved for any claims above the self-insurance limit.
Workers' Compensation Collateral
Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, letters of credit, and/or surety bonds. On an annual, or as needed basis these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral commitments will continue to grow. We pay our premiums and deposit our collateral in installments. Chartis holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies.
At December 30, 2011 and December 31, 2010 our total collateral commitments were made up of the following components (in millions):

	2011	2010
Cash collateral held by insurance carriers	$21.3	$108.7
Cash and cash equivalents held in Trust (1)(2)	19.2	—
Investments held in Trust (1)	78.0	—
Letters of credit (3)	16.7	15.1
Surety bonds (4)	16.2	16.8
Total collateral commitments	$151.4	$140.6
 ____________________

(1)
During the first quarter of 2011, we entered into an agreement with Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations.

(2)	Included in this amount is $0.8 million of accrued interest at December 30, 2011.

(3)
We have agreements with certain financial institutions to issue letters of credit on our behalf under the Revolving Credit Facility. We had $5.9 million and $4.1 million of restricted cash collateralizing our letters of credit at December 30, 2011 and December 31, 2010, respectively.

(4)
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

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	2011	2010
Total workers’ compensation reserve	$191.8	$187.3
Add back discount on reserves (1)	18.6	26.4
Less excess claims reserve (2)	(27.2)	(25.5)
Reimbursable payments to insurance provider (3)	2.9	—
Less portion of workers' compensation not requiring collateral	(34.7)	(47.6)
Total collateral commitments	$151.4	$140.6
 ___________________

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

(2)
Workers’ compensation reserve includes the estimated obligation for claims above our deductible limits. These are the responsibility of the insurance carriers against which there are no collateral requirements.

(3)
This amount is included in restricted cash and represents a timing difference between claim payments made by our insurance carrier and the reimbursement from cash held in the Trust. When claims are paid by our carrier, the amount is removed from the workers' compensation reserve but not removed from collateral until reimbursed to the carrier.

Workers' Compensation Reserve
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $191.8 million at December 30, 2011.
Our workers' compensation reserve for self-insured claims is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Reserves are estimated for claims incurred in the current year, as well as claims incurred during prior years. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuary and appropriate discount rates. Factors considered by management with the assistance of our independent actuary include, among other things:

•	Changes in medical and time loss (“indemnity”) costs;

•	Mix changes between medical only and indemnity claims;

•	Regulatory and legislative developments that have increased benefits and settlement requirements;

•	Mix changes between the types of work performed;

•	The impact of safety initiatives implemented; and,

•	Positive or adverse development of claim reserves.
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims.
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims was $27.4 million as of December 30, 2011.

The following table provides an analysis of changes in our workers’ compensation claims reserves (in millions).

	2011	2010	2009
Beginning balance	$187.3	$189.5	$203.6
Self-insurance reserve expenses related to current year, net (1)	52.4	49.4	40.6
Payments related to current year claims (2)	(11.2)	(11.9)	(8.2)
Payments related to claims from prior years (2)	(29.3)	(27.4)	(31.8)
Changes to prior years’ self-insurance reserve, net (3)	(16.9)	(17.1)	(23.0)
Amortization of prior years’ discount (4)	7.9	4.6	7.4
Net change in excess claims reserve (5)	1.6	0.2	0.9
Ending balance	191.8	187.3	189.5
Less current portion	43.5	42.4	44.8
Long-term portion	$148.3	$144.9	$144.7
___________________

(1)
Our self-insurance reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 30, 2011, the weighted average rate was 2.7%.

(2)	Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years.

(3)	Changes in reserve estimates are reflected in the income statement in the period when the changes in estimates are made.

(4)
Any changes to the estimated weighted average lives and corresponding discount rates for actual payments made are reflected in the income statement in the period when the changes in estimates are made.

(5)
Changes to the workers' compensation reserve for claims above our self-insured limits (“excess claims”) net of discount to its estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. At December 30, 2011, the weighted average rate was 4.8%. The excess claim payments are made and the corresponding reimbursements from our insurance carriers are received over a weighted average period of approximately 18.3 years. Two of the workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating leases, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during 2011.

The following table provides a summary of our contractual obligations as of the end of fiscal 2011. We expect to fund these commitments with existing cash and cash equivalents, and cash flows from operations.

	Payments Due by Period (in millions)
Contractual Obligations	Total	2012	2013 through 2014	2015 through 2016	2017 and later
Operating leases (1)	$11.8	$5.1	$5.0	$1.6	$0.1
Capital leases	0.2	0.1	0.1	—	—
Purchase obligations (2)	5.8	3.0	2.8	—	—
Other obligations (3)	12.3	7.8	2.8	—	1.7
Total contractual cash obligations	$30.1	$16.0	$10.7	$1.6	$1.8
 ____________________

(1)	Excludes all payments related to branch leases cancelable within 90 days

(2)
Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty.

(3)	Includes $1.7 million for liability for unrecognized tax benefits and $10.6 million for future payments related to acquisition.
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
Workers’ compensation reserves
We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns on “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceed the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected in the income statement in the period when the changes in estimates are made.
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
There are two main factors that impact workers’ compensation expense: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. A 10% increase in the cost of claims incurred would result in an increase to workers' compensation expense of $5.2 million.We have not had significant changes in the assumptions used in calculating our reserve balance. However, our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.
Stock-based compensation
Under various plans, officers, employees and non-employee directors have received or may receive grants of stock, restricted stock awards, performance share units or options to purchase common stock. We also have an employee stock purchase plan (“ESPP”).
Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche. We recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of options to purchase common stock using the Black-Scholes valuation model, which requires the input of subjective assumptions. We recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. Based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, management believes the effect on the expense recognized for fiscal 2011 would not have been material.
Allowance for doubtful accounts
We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The allowance for doubtful accounts is determined based on historical write-off experience, expectations of future write-offs and current economic data and represents our best estimate of the amount of probable credit losses. The allowance for doubtful accounts is reviewed quarterly and past due balances are written-off when it is probable the receivable will not be collected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Goodwill and intangible assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We allocated goodwill to reporting units based on the reporting units that are expected to benefit from the business combination. We do not amortize goodwill but test it for impairment annually in the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year.
We test for goodwill impairment at the reporting unit level. We consider our brands Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs and Centerline to be reporting units for goodwill impairment testing. In fiscal 2011, 2010 and 2009, there were no material changes to our reporting units. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. We determine the fair value of each reporting unit primarily using a discounted cash flow model. Based on our test, the fair market value of our reporting units was substantially greater than net carrying value.
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
In March, 2011, we entered into an agreement with Chartis and the Bank of New York Mellon creating a trust which holds the majority of our collateral obligations under existing workers' compensation insurance policies previously held by Chartis. The Trust now holds a significant portion of our total Restricted cash and investments, much of which is invested in high quality debt instruments. As a result of the shift in our restricted cash and investments portfolio, we are exposed to risk from interest rates and credit exposure. We mitigate these risks through investment policy directives for the Trust, with the first priority to be the preservation of capital, and second to maintain and ensure a high degree of liquidity. The investments are broadly diversified among high quality investments in U.S. Treasury Securities, U.S. Agency Debentures, U.S. Agency Mortgages, Corporate Securities, and Municipal Securities. The individual investments within the Trust are subject to credit risk due to possible rating changes, default or impairment. We monitor the portfolio to ensure this risk does not exceed prudent levels. We consistently apply and adhere to our investment policy of holding high quality, diversified securities.

We have the positive intent and ability to hold all investments until maturity and accordingly all our investments are classified as held-to-maturity. Any fluctuation or change in interest rates would not impact our net income. Furthermore, an increase or decrease in interest rates immediately and uniformly by 10% would not have a material effect on our Restricted cash and investments or Cash and cash equivalents balances.
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
The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

Consolidated Balance Sheets - December 30, 2011 and December 31, 2010
Consolidated Statements of Operations - Fiscal years ended December 30, 2011, December 31, 2010 and December 25, 2009
Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Fiscal years ended December 30, 2011, December 31, 2010 and December 25, 2009
Consolidated Statements of Cash Flows - Fiscal years ended December 30, 2011, December 31, 2010 and December 25, 2009
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TrueBlue, Inc.
Tacoma, Washington
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 30, 2011. Our audits also included the financial statement schedules listed in the index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TrueBlue, Inc. and subsidiaries as of December 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 30, 2011, based on the criteria established in Internal Control  - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 22, 2012

TrueBlue, Inc.
Consolidated Balance Sheets
In Thousands (Except Par Values)

	December 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$109,311	$163,153
Accounts receivable, net of allowance for doubtful accounts	153,878	108,692
Prepaid expenses, deposits and other current assets	9,252	9,981
Income tax receivable	1,874	4,898
Deferred income taxes	6,300	6,776
Total current assets	280,615	293,500
Property and equipment, net	56,239	53,958
Restricted cash and investments	130,498	120,067
Deferred income taxes	4,818	2,400
Goodwill	48,139	36,960
Intangible assets, net	19,433	20,526
Other assets, net	21,027	19,055
Total assets	$560,769	$546,466
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$25,862	$18,776
Accrued wages and benefits	35,271	24,464
Current portion of workers' compensation claims reserve	43,554	42,379
Other current liabilities	7,602	304
Total current liabilities	112,289	85,923
Workers’ compensation claims reserve, less current portion	148,289	144,927
Other long-term liabilities	6,612	2,909
Total liabilities	267,190	233,759

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 39,933 and 44,086 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,643	2,906
Retained earnings	290,935	309,800
Total shareholders’ equity	293,579	312,707
Total liabilities and shareholders’ equity	$560,769	$546,466

See accompanying notes to consolidated financial statements

TrueBlue, Inc.
Consolidated Statements of Operations
Fiscal years ended December 30, 2011, December 31, 2010 and December 25, 2009
In Thousands (Except Per Share Data)

	2011	2010	2009
Revenue from services	$1,316,013	$1,149,367	$1,018,418
Cost of services	968,967	845,916	727,372
Gross profit	347,046	303,451	291,046
Selling, general and administrative expenses	282,828	258,722	262,182
Depreciation and amortization	16,384	16,468	17,030
Income from operations	47,834	28,261	11,834
Interest expense	(1,207)	(1,515)	(1,491)
Interest and other income	2,697	2,416	3,798
Interest and other income, net	1,490	901	2,307
Income before tax expense	49,324	29,162	14,141
Income tax expense	18,533	9,323	5,344
Net income	$30,791	$19,839	$8,797
Net income per common share:
Basic	$0.73	$0.46	$0.21
Diluted	$0.73	$0.46	$0.20
Weighted average shares outstanding:
Basic	41,961	43,224	42,842
Diluted	42,322	43,540	43,014

See accompanying notes to consolidated financial statements

TrueBlue, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Fiscal years ended December 30, 2011, December 31, 2010 and December 25, 2009
In Thousands

	Common stock		Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
Balances, December 26, 2008	43,340	$1	$268,136	$1,992	$270,129
Net income			8,797		8,797
Foreign currency translation, net of tax				283	283
Total comprehensive Income					9,080
Issuances under equity plans, including tax benefits	493		(843)		(843)
Stock-based compensation			7,066		7,066
Balances, December 25, 2009	43,833	$1	$283,156	$2,275	$285,432
Net income			19,839		19,839
Foreign currency translation, net of tax				631	631
Total comprehensive income					20,470
Issuances under equity plans, including tax benefits	253		(354)		(354)
Stock-based compensation			7,159		7,159
Balances, December 31, 2010	44,086	$1	$309,800	$2,906	$312,707
Net income			30,791		30,791
Foreign currency translation, net of tax				(263)	(263)
Total comprehensive income					30,528
Purchases and retirement of common stock	(4,455)		(56,932)		(56,932)
Issuances under equity plans, including tax benefits	302		(156)		(156)
Stock-based compensation			7,432		7,432
Balances, December 30, 2011	39,933	$1	$290,935	$2,643	$293,579

See accompanying notes to consolidated financial statements

TrueBlue, Inc.
Consolidated Statements of Cash Flows
Fiscal years ended December 30, 2011, December 31, 2010 and December 25, 2009
In Thousands

	2011	2010	2009
Cash flows from operating activities:
Net income	$30,791	$19,839	$8,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,384	16,468	17,030
Provision for doubtful accounts	6,638	8,158	14,545
Stock-based compensation	7,432	7,159	7,066
Deferred income taxes	(1,910)	5,322	2,772
Other operating activities	(473)	(202)	1,062
Changes in operating assets and liabilities:
Accounts receivable	(51,824)	(11,604)	(14,812)
Income tax receivable	3,513	(3,338)	13,397
Other assets	(1,244)	(727)	919
Accounts payable and other accrued expenses	5,423	747	(4,573)
Accrued wages and benefits	10,793	2,752	2,015
Workers’ compensation claims reserve	4,537	(2,195)	(14,091)
Other liabilities	529	(406)	(522)
Net cash provided by operating activities	30,589	41,973	33,605
Cash flows used in investing activities:
Capital expenditures	(9,707)	(7,050)	(13,153)
Change in restricted cash and cash equivalents	68,504	3,945	(3,689)
Purchases of restricted investments	(88,173)	—	—
Maturities of restricted investments	9,238	—	—
Other	(6,800)	(298)	94
Net cash used in investing activities	(26,938)	(3,403)	(16,748)
Cash flows used in financing activities:
Purchases and retirement of common stock	(56,932)	—	—
Net proceeds from sale of stock through options and employee benefit plans	1,131	1,054	1,062
Common stock repurchases for taxes upon vesting of restricted stock	(1,776)	(1,568)	(880)
Payments on debt	(302)	(382)	(394)
Other	664	129	(996)
Net cash used in financing activities	(57,215)	(767)	(1,208)
Effect of exchange rates on cash	(278)	973	626
Net change in cash and cash equivalents	(53,842)	38,776	16,275
CASH AND CASH EQUIVALENTS, beginning of period	163,153	124,377	108,102
CASH AND CASH EQUIVALENTS, end of period	$109,311	$163,153	$124,377

See accompanying notes to consolidated financial statements

TrueBlue, Inc.
Notes to Consolidated Financial Statements
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is the leader in temporary blue-collar staffing services. We provide a wide range of specialized blue-collar staffing services. We have a network of 712 branches in all 50 states, Puerto Rico and Canada which supply our customers with temporary workers.
We began operations in 1989 under the name Labor Ready, Inc. providing on-demand, general labor staffing services. We became a public company in 1995. In 2004 we began acquiring additional brands to expand our service offerings to customers in the blue-collar staffing market. Effective December 18, 2007, Labor Ready, Inc. changed its name to TrueBlue, Inc. We operate as: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline Drivers for dedicated and temporary drivers. We are headquartered in Tacoma, Washington.
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
TrueBlue operations are one reportable segment. Our operations are all in the blue-collar staffing market of the temporary staffing industry and focus on supplying customers with temporary workers. All our brands have the following similar characteristics:

•	They provide blue-collar temporary labor services;

•	They serve customers who have a need for temporary staff to perform tasks which do not require a permanent employee;

•	They each build a temporary workforce through recruiting, screening and hiring. Temporary workers are dispatched to customers where they work under the supervision of our customers;

•	They each drive profitability by managing the bill rates to our customers and the pay rates to our workers. Profitable growth is also driven by leveraging our cost structure across all brands; and

•	Our long-term financial performance expectations of all our brands are similar as are the underlying financial and economic metrics used to manage those brands.
Our international operations are not significant to our total operations for segment reporting purposes. Total revenues from our international operations were 3.8%, 3.8% and 3.3% of our total revenue for fiscal years ended 2011, 2010 and 2009, respectively.
Fiscal year end
Our fiscal year ends on the last Friday of December. Fiscal 2010 included 53 weeks; the final quarter consisted of 14 weeks.
Use of estimates
Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, allowance for doubtful accounts, estimates for asset and goodwill impairments, stock-based performance awards, assumptions underlying self-insurance reserves, and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.

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

We record revenue on a gross basis as a principal versus on a net basis as an agent in the consolidated statement of operations. We have determined that gross reporting as a principal is the appropriate treatment based upon the following key factors:

•	We maintain the direct contractual relationship with the customer.

•	We have discretion in selecting and assigning the temporary workers to particular jobs and establishing their billing rate.

•	We bear the risk and rewards of the transaction including credit risk if the customer fails to pay for services performed.
Cost of services
Cost of services primarily includes wages of temporary workers and related payroll taxes and workers’ compensation expenses. Cost of services also includes billable travel and other reimbursable costs.
Advertising costs
Advertising costs consist primarily of print and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $3.6 million, $3.3 million and $3.0 million in 2011, 2010 and 2009, respectively.
Cash and cash equivalents
We consider all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are recorded at the invoiced amount together with interest for certain past due accounts. We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The allowance for doubtful accounts is determined based on historical collection trends, write-off experience, customer credit risk, and current economic data and represents our best estimate of the amount of probable credit losses. The allowance for doubtful accounts is reviewed quarterly and past due balances are written-off when it is probable the receivable will not be collected. Our allowance for doubtful accounts was $5.8 million and $6.4 million as of December 30, 2011 and December 31, 2010, respectively.

Restricted cash and investments
Cash and investments pledged as collateral and restricted to use for workers' compensation insurance programs are included as restricted cash and investments in our Consolidated Balance Sheets. Our investments consist of highly rated investment grade debt securities which are rated A or higher by Nationally Recognized Statistical Rating Organizations. We have the positive intent and ability to hold all these investments until maturity and accordingly all of our investments are classified as held-to-maturity. In the event that an investment is downgraded, it is replaced with a highly rated investment grade security. We review for impairment on a quarterly basis and do not consider temporary unrealized losses to be impaired.
On March 11, 2011, we entered into an agreement with The Bank of New York Mellon as escrow agent and National Union Fire Insurance Company of Pittsburgh, PA on behalf of itself and its insurance company affiliates including but not limited to Chartis Casualty Company (Chartis). The agreement creates a trust (the "Trust") at The Bank of New York Mellon which holds the majority of our collateral obligations under existing workers' compensation insurance policies that were previously held directly by Chartis. Placing the collateral in the Trust allows us to manage the investment of the assets and provides greater protection of those assets.

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
Property under capital lease is comprised of software used in our operations and corporate support functions. The related amortization for capital lease assets is included in amortization expense.
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
We also lease certain equipment and software under non-cancelable operating and capital leases. Assets acquired under capital leases are depreciated and amortized over the shorter of the useful life of the asset or the lease term, including renewal periods, if reasonably assured.
Goodwill and intangible assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We allocated goodwill to reporting units based on the reporting units that are expected to benefit from the business combination. We do not amortize goodwill but test it for impairment annually in the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year.
We test for goodwill impairment at the reporting unit level. We consider our brands Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs and Centerline to be reporting units for goodwill impairment testing. In fiscal 2011, 2010 and 2009, there were no material changes to our reporting units. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. We determine the fair value of each reporting unit using a discounted cash flow model.
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
Branch closures and exit costs
We routinely evaluate our branch network and close underperforming branches. We classify closed branches in discontinued operations when the operations and cash flows of the branch have been or will be eliminated from ongoing operations. To determine if cash flows have been or will be eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open branches and estimates of revenue migration from the closed branch to any branch remaining open. The estimated revenue migration is based on historical estimates of our revenue migration upon opening or closing a branch in a similar market. Branch closings meeting the criteria for discontinued operations were not material individually or cumulatively for any reporting year presented. Assets related to planned branch closures or other exit activities are evaluated for impairment in accordance with our impairment policy, giving consideration to revised estimates of future cash flows.
Workers’ compensation reserves
We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceed the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected in the Consolidated Statements of Operations in the period when the changes in estimates are made.

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

Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have determined that a valuation allowance is appropriate for certain foreign net operating losses that we expect will not be utilized within the permitted carry forward periods as of December 30, 2011 and December 31, 2010. See Note 11 for further discussion.
Stock-based compensation
Under various plans, officers, employees and non-employee directors have received or may receive grants of stock, restricted stock awards, performance share units or options to purchase common stock. We also have an employee stock purchase plan (“ESPP”).
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
Purchases and retirement of our common stock
Purchases of our common stock are not displayed separately as treasury stock on the Consolidated Balance Sheets in accordance with the Washington Business Corporation Act, which requires the retirement of purchased shares. As a result, shares of our common stock that we purchase are retired immediately. It is our accounting policy to first record these purchases as a reduction to our Common stock account. Once the Common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our Retained earnings account. Furthermore, activity in our common stock account related to stock-based compensation is also recorded to Retained earnings until such time as the reduction to Retained earnings due to stock repurchases has been recovered. See Note 9 and Note 10 for further discussion of share purchases and stock-based compensation, respectively.

Shares outstanding
Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.7 million shares as of December 30, 2011 and December 31, 2010. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.
Recent accounting pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued an update to existing guidance on the presentation of comprehensive income. This update will require the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an accounting update to defer the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. The new guidance will be effective for us beginning in our fiscal year 2012.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. If an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning in our fiscal year 2012.
NOTE 2: PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in millions):

	December 30, 2011	December 31, 2010
Buildings and land	$24.5	$23.5
Computers and software	80.5	71.2
Cash dispensing machines	4.5	11.4
Furniture and equipment	8.7	8.6
Construction in progress	3.6	2.7
	121.8	117.4
Less accumulated depreciation and amortization	(65.6)	(63.4)
	$56.2	$54.0
Construction in progress consists primarily of internally developed software. As of December 30, 2011 and December 31, 2010, capitalized software costs, net of accumulated amortization, were $34.5 million and $32.8 million, respectively, excluding amounts in Construction in progress.
Depreciation and amortization of Property and equipment totaled $13.5 million, $13.8 million and $13.9 million in 2011, 2010 and 2009, respectively.
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

Prior to March 11, 2011, Chartis held the majority of the restricted cash collateralizing our self-insured workers' compensation policies. As of March 11, 2011, we entered into an agreement between Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations. During the first quarter of 2011, we transferred $89.1 million to the Trust. The investments are broadly diversified among high quality investments in U.S. Treasury

Securities, U.S. Agency Debentures, U.S. Agency Mortgages, Corporate Securities, and Municipal Securities.

The following is a summary of restricted cash and investments (in millions):

	December 30, 2011	December 31, 2010
Cash collateral held by insurance carriers	$21.3	$108.7
Cash and cash equivalents held in Trust (1)	19.2	—
Investments held in Trust	78.0	—
Cash collateral backing letters of credit	5.9	4.1
Cash collateral backing surety bonds	—	3.0
Other (2)	6.1	4.3
Total Restricted cash and investments	$130.5	$120.1
 ____________________

(1)	Included in this amount is $0.8 million of accrued interest at December 30, 2011.

(2)	Primarily consists of restricted cash in money market accounts and deferred compensation.

The following is a summary of held-to-maturity investments (in millions):

	December 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$42.8	$0.8	$(0.1)	$43.5
Corporate bonds	16.1	0.2	—	16.3
Asset backed bonds	13.6	0.1	—	13.7
State government and agency securities	4.5	—	—	4.5
United States Treasury securities	1.0	—	—	1.0
	$78.0	$1.1	$(0.1)	$79.0

The amortized cost and fair value by maturity of investments are as follows (in millions):

	December 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$14.1	$14.1
Due after one year through five years	39.7	40.1
Due after five years through ten years	24.2	24.8
	$78.0	$79.0
NOTE 4: FAIR VALUE MEASUREMENT
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply a fair value hierarchy which prioritizes the inputs used to measure fair value:

•	Level 1: Investments valued using quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Investments valued using other observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Investments with no observable inputs and therefore, are valued using significant management judgment.

The carrying value of our cash and cash equivalents, restricted cash, and accounts receivable approximates fair value due to their short term nature. Cash equivalents consist of money market funds and investments with original maturities of three months or less and are classified within Level 1 of the fair value hierarchy. Our cash equivalents included money market funds totaling $55.5 million and $133.2 million for December 30, 2011 and December 31, 2010, respectively. We held no Level 2 or Level 3 investments as of December 30, 2011 or December 31, 2010.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
We completed two acquisitions during 2011 for a total purchase price of $17.4 million of which $10.6 million will be paid in the future. The assets acquired and liabilities assumed were recorded at the date of acquisition at their respective estimated fair values. Assets acquired included finite-lived intangible assets of $1.8 million with an estimated weighted average useful life of 4.6 years. The excess of the purchase price over the estimated fair values of the net assets acquired in the amount of $11.2 million was recorded as goodwill and is primarily due to synergies with our existing business and also the assembled workforce, future technologies and potential new customers. These acquisitions were not individually or in the aggregate material to our consolidated results of operations and as such, pro forma financial statements were not required.
Changes in the carrying amount of goodwill were as follows (in millions):

	December 30, 2011	December 31, 2010
Goodwill	$83.1	$83.1
Accumulated impairment losses	(46.1)	(46.1)
Beginning Balance - net	37.0	37.0
Goodwill acquired during the year	11.2	—
Ending balance - net	$48.2	$37.0

Intangible assets other than goodwill are broken out separately on our Consolidated Balance Sheets for 2011 and 2010. The following table presents our purchased intangible assets other than goodwill (in millions):

	December 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$19.1	$(8.3)	$10.8	$18.0	$(6.2)	$11.8
Trade name/trademarks	3.3	(1.3)	2.0	3.0	(0.9)	2.1
Non-compete agreements	2.5	(1.7)	0.8	2.1	(1.3)	0.8
	$24.9	$(11.3)	$13.6	$23.1	$(8.4)	$14.7
Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	—	$5.8	$5.8	—	$5.8
 ____________________

(1)	Excludes assets that are fully amortized.
Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization of our long-lived intangible assets was $2.9 million, $2.7 million and $3.2 million for 2011, 2010 and 2009, respectively.
The following table provides estimated amortization expense of definite-lived intangible assets as of December 30, 2011 for the next five years and thereafter (in millions):

2012	$3.1
2013	2.7
2014	2.6
2015	2.6
2016	2.3
Thereafter	0.3
$13.6

Goodwill and long-lived intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value may not be recoverable. In fiscal 2011, 2010 and 2009 we identified no impairments of goodwill or long-lived intangible assets.
NOTE 6: WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Our workers’ compensation insurance policies are renewed annually. We have coverage with Chartis effective July 2011 to July 2012. For all prior years, we had coverage with Chartis and other insurance providers. Furthermore, we have full liability for all further payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.
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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 30, 2011, the weighted average rate was 2.7%. The claim payments are made over an estimated weighted average period of approximately 4.5 years. As of December 30, 2011 and December 31, 2010, the discounted workers’ compensation claims reserves were $191.8 million and $187.3 million, respectively.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 30, 2011, the weighted average rate was 4.8%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18.3 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $27.4 million and $25.8 million as of December 30, 2011 and December 31, 2010, respectively.
Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance against the insurance receivable to reflect amounts that may not be realized. We have recorded a valuation allowance of $7.3 million and $7.6 million against all receivables from Troubled Insurance Companies as of December 30, 2011and December 31, 2010, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, as of December 30, 2011 and December 31, 2010 are $20.1 million and $18.1 million, respectively and are included in Other assets, net in the accompanying Consolidated Balance Sheets.
Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuary and appropriate discount rates. Factors considered by our independent actuary include, among other things:

•	Changes in medical and time loss (“indemnity”) costs;

•	Mix changes between medical only and indemnity claims;

•	Regulatory and legislative developments that have increased benefits and settlement requirements;

•	Mix changes and type of work performed;

•	The impact of safety initiatives implemented; and,

•	Positive or adverse development of claim reserves.

Workers’ compensation expense totaling $51.2 million, $43.3 million, and $31.5 million was recorded for 2011, 2010 and 2009, respectively. Workers’ compensation expense consists of: self-insurance reserves net of changes in discount; monopolistic jurisdictions’ premiums; insurance premiums; changes in the valuation allowance related to receivables from insurance companies as described above; and other miscellaneous expenses.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Revolving credit facility
On September 30, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires September 2016, amended and restated our prior $80 million revolving credit facility with Wells Fargo Capital Finance, LLC and Bank of America, N.A., which was set to expire in June of 2012.

The maximum amount we can borrow under the Revolving Credit Facility of $80 million is subject to certain borrowing limits. We are limited to the sum of 85% of our eligible accounts receivable, and 75% of the liquidation value of our Tacoma headquarters office building not to exceed $15 million. The amount is then reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of December 30, 2011, the maximum $80 million was available under the Revolving Credit Facility and letters of credit in the amount of $11 million had been issued against the facility, leaving an unused portion of $69 million.

The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at December 30, 2011 was $69 million and the amount of cash and cash equivalents under control agreements was $110 million for a total of $179 million which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on LIBOR or the Prime Rate, at our option, plus an applicable spread based on excess liquidity as set forth below:

Excess Liquidity:	Prime Rate Loans:	LIBOR Rate Loans:
Greater than $40 million	0.50%	1.50%
Between $20 million and $40 million	0.75%	1.75%
Less than $20 million	1.00%	2.00%

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

We provided our insurance carriers and certain states with commitments in the form and amounts outlined below (in millions):

	December 30, 2011	December 31, 2010
Cash collateral held by insurance carriers	$21.3	$108.7
Cash and cash equivalents held in Trust (1)(2)	19.2	—
Investments held in Trust (1)	78.0	—
Letters of credit (3)	16.7	15.1
Surety bonds (4)	16.2	16.8
Total collateral commitments	$151.4	$140.6
 ____________________

(1)
During the first quarter of 2011, we entered into an agreement with Chartis and the Bank of New York Mellon creating a trust at the Bank of New York Mellon which holds the majority of our collateral obligations.

(2)	Included in this amount is $0.8 million of accrued interest at December 30, 2011.

(3)	We had $5.9 and $4.1 million of restricted cash collateralizing our letters of credit at December 30, 2011 and December 31, 2010, respectively.

(4)	We had $3.0 million of restricted cash collateralizing our surety bonds at December 31, 2010. During the second quarter of 2011, our obligation to collateralize our surety bonds was released.
Capital leases
We have property held under non-cancelable capital leases reported in Property and equipment, net on the Consolidated Balance Sheets totaling $0.2 million and $0.3 million, net of accumulated depreciation at December 30, 2011 and December 31, 2010, respectively. Our capital lease obligations are reported in Other current liabilities in the Consolidated Balance Sheets. Future minimum lease payments under these non-cancelable capital leases as of December 30, 2011 are $0.1 million for 2012 and 2013, respectively.
Operating leases
We have contractual commitments in the form of operating leases related to branch offices, vehicles and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of December 30, 2011 are as follows for each of the next five years and thereafter (in millions):

2012	$5.1
2013	3.2
2014	1.8
2015	1.1
2016	0.5
Thereafter	0.1
$11.8
The majority of operating leases pertaining to our branch offices provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our leases, both parties to the lease have the right to cancel the lease with 90 days notice. Accordingly, we have not included the leases with 90 day cancellation provisions in our disclosure of future minimum lease payments. Total branch office rent expense for 2011, 2010 and 2009 was $22.1 million, $22.6 million and $24.8 million, respectively.
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
NOTE 9: COMMON STOCK
Under our authorized stock repurchase programs, we repurchased and retired 4.5 million shares of our common stock during 2011, for a total amount of $57 million including commissions. On July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million of our outstanding common stock. As of December 30, 2011, $40 million remained available for repurchase of common stock under the current authorization, which has no expiration date. We did not repurchase any common stock during 2010.
NOTE 10: STOCK-BASED COMPENSATION
Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include restricted and unrestricted stock awards, performance share units, stock options, and shares purchased under an employee stock purchase plan (“ESPP”).
Total stock-based compensation expense recognized in the consolidated financial statements (in millions):

	2011	2010	2009
Restricted stock and performance share units expense	$6.7	$5.9	$5.6
Stock option expense	0.4	1.0	1.1
ESPP expense	0.3	0.3	0.4
Total stock-based compensation expense in the Consolidated Statements of Operations	$7.4	$7.2	$7.1

Total related tax benefit recognized	$2.8	$2.3	$2.7
No capitalized stock-based compensation was included in Property and equipment, net on the Consolidated Balance Sheets for 2011, 2010 or 2009.
Restricted stock and performance share units
Stock-based awards are issued under our 2005 Amended Long-Term Equity Incentive Plan. Restricted stock is granted to officers and key employees and vests annually over periods ranging from three to four years. Stock granted to our directors vests immediately. Restricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period for the awards that are expected to vest.
Performance share units have been granted to executives since 2010. Vesting of the performance share units is contingent upon the achievement of revenue and profitability goals at the end of each three year performance period. Each performance share unit is equivalent to a share of common stock. Compensation expense is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period for the performance share units which are expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.
Restricted stock and performance share units activity for the year ended December 30, 2011 is as follows (shares in thousands):

	Shares	Price (1)
Nonvested at beginning of period	882	$13.14
Granted	777	$14.72
Vested	(376)	$13.86
Forfeited	(17)	$12.86
Nonvested at the end of the period	1,266	$13.92
 ____________________

(1)	Weighted average market price on grant date.
As of December 30, 2011, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $6.4 million, of which $5.8 million is expected to be recognized over a weighted average period of 1.6 years through 2015. As of December 30, 2011, total unrecognized stock-based compensation expense related to performance share units assuming achievement of maximum financial goals was approximately $5.6 million, of which $3.4 is expected to be recognized over a weighted average period of 2.6 years through 2015. The total fair value of restricted shares vesting during 2011, 2010 and 2009 was $5.2 million, $5.4 million and $5.0 million, respectively.

Stock options
Our 2005 Amended Long-Term Equity Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. The majority of our unvested stock options “cliff vest” in three years from the date of grant and expire if not exercised within seven years from the date of grant. The maximum contractual term for our outstanding awards is ten years.
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
There were no stock options granted during 2011. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	2011	2010	2009
Expected life (in years)	—	3.36	3.35
Expected volatility	—%	59.6%	53.0%
Risk-free interest rate	—%	1.3%	1.4%
Expected dividend yield	—%	—%	—%
Weighted average fair value of options granted during the period	$—	$6.24	$3.52
Stock option activity for the year ended December 30, 2011 is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (millions)
Outstanding, December 31, 2010	1,119	$15.62
Granted	—	$—
Exercised	(8)	$13.20
Expired/Forfeited	(1)	$16.98
Outstanding, December 30, 2011	1,110	$15.64	2.4	$1.5
Exercisable, December 30, 2011	812	$18.03	1.8	$0.1
Options expected to vest, December 30, 2011	298	$9.14	4.0	$1.4
The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated. The closing per share market value of the Company’s stock on December 30, 2011 was $13.88.
As of December 30, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.1 million, which is expected to be recognized over a weighted average period of 0.4 years through 2013. The total intrinsic value of options exercised during 2011 was de minimis, and was $0.2 million in 2010 and 2009, respectively, determined as of the date of exercise.
Cash received from option exercises, net of tax withholdings, during 2011, 2010 and 2009 was $0.1 million, $0.2 million and $0.1 million, respectively. There was de minimis tax benefit realized for the tax deduction from option exercises during 2011, 2010 and 2009.

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
Summary of transactions under our ESPP from fiscal year 2009 through 2011 (shares in thousands):

	Shares	Average Price Per Share
Issued during fiscal year 2011	83	$11.95
Issued during fiscal year 2010	81	$10.75
Issued during fiscal year 2009	133	$7.42
Under the 2010 Employee Stock Purchase Plan, 1.0 million shares of common stock had been reserved for purchase, of which 0.1 million shares had been purchased.
We consider our ESPP to be a component of our stock-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.
NOTE 11: INCOME TAXES
The provision for income taxes is comprised of the following (in millions):

	2011	2010	2009
Current taxes:
Federal	$16.3	$2.0	$1.2
State	2.9	1.6	1.2
Foreign	0.4	0.4	0.1
Total current taxes	19.6	4.0	2.5
Deferred taxes:
Federal	(1.3)	3.9	2.4
State	0.1	1.4	0.4
Foreign	0.1	—	—
Total deferred taxes	(1.1)	5.3	2.8
Provision for income taxes	$18.5	$9.3	$5.3
The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations are as follows (in millions):

	2011	%	2010	%	2009	%
Income tax expense based on statutory rate	$17.2	35.0%	$10.2	35.0%	$4.9	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1.9	3.9%	1.9	7.0%	1.3	9.2%
Tax credits, net	(3.5)	(7.2)%	(4.6)	(16.0)%	(4.5)	(31.7)%
Nondeductible/nontaxable Items	2.9	5.8%	2.3	8.0%	3.1	21.6%
Other, net	—	0.1%	(0.5)	(2.0)%	0.5	3.7%
Total taxes on income	$18.5	37.6%	$9.3	32.0%	$5.3	37.8%
Our effective income tax rate was 37.6% in 2011, as compared to 32.0% in 2010 and 37.8% in 2009. The principal difference between the statutory federal income tax rate of 35.0% and our 2011 effective income tax rate results from state and foreign income taxes, federal tax credits, and certain non-deductible expenses. Our 2010 effective tax rate of 32.0% was lower than our 2009 rate of 37.8% primarily due to the tax benefit related to the favorable development of a federal income tax matter.
The components of deferred tax assets and liabilities were as follows (in millions):

	December 30, 2011	December 31, 2010
Deferred tax assets:
Allowance for doubtful accounts	$2.4	$2.5
Workers’ compensation claims reserve	9.7	7.3
Accounts payable and other accrued expenses	3.5	3.8
Net operating loss carry-forwards	0.5	0.7
Accrued wages and benefits	4.3	3.0
Deferred compensation	1.1	0.4
Other	0.8	—
Total	22.3	17.7
Valuation allowance for net operating loss carry-forwards	(0.5)	(0.7)
Total deferred tax asset, net of valuation allowance	$21.8	$17.0

Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	$(1.1)	$(0.8)
Depreciation and amortization	(8.8)	(6.4)
Other	(0.8)	(0.6)
Total deferred tax liabilities	$(10.7)	$(7.8)
Net deferred tax asset, end of year	$11.1	$9.2
Net deferred tax asset, current	6.3	6.8
Net deferred tax asset, non-current	$4.8	$2.4
At December 30, 2011, Spartan Staffing Puerto Rico, LLC had net operating loss carry-forwards of approximately $2.6 million expiring in 2015 through 2021. A valuation allowance has been established against our carry-forward tax benefits based on our history of past losses.
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. As of December 30, 2011 our liability for unrecognized tax benefits was $1.7 million, if recognized, $1.1 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the year ended December 30, 2011. This liability is recorded in Other non-current liabilities in our Consolidated Balance Sheets. In general, the tax years 2008 through 2010 remain open to examination by the major taxing jurisdictions where we conduct business.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	2011	2010	2009
Balance, beginning of fiscal year	$1.6	$1.8	$1.9
Decreases related to settlements	—	(0.5)	(0.4)
Increases for tax positions related to the current year	0.3	0.2	0.4
Increases for tax positions related to prior years	—	0.1	—
Decreases for tax positions related to prior years	—	—	(0.1)
Reductions due to lapsed statute of limitations	(0.2)	—	—
Balance, end of fiscal year	$1.7	$1.6	$1.8
Related to the unrecognized tax benefits noted above, we accrued de minimis amounts for penalties and interest during 2011 and in total, as of December 30, 2011, have recognized a liability for penalties of $0.2 million and interest of $0.6 million.

NOTE 12: NET INCOME PER SHARE
Adjusted net income and diluted common shares were calculated as follows (in millions except per share amounts):

	2011	2010	2009
Net income	$30.8	$19.8	$8.8
Weighted average number of common shares used in basic net income per common share	42.0	43.2	42.8
Dilutive effect of outstanding stock options and non-vested restricted stock	0.3	0.3	0.2
Weighted average number of common shares used in diluted net income per common share	42.3	43.5	43.0

Net income per common share:
Basic	$0.73	$0.46	$0.21
Diluted	$0.73	$0.46	$0.20
Anti-dilutive stock options and other	1.0	1.0	1.4
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
NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

Dollars in millions	2011	2010	2009
Cash paid (received) during the year for:
Interest	$0.8	$1.1	$1.1
Income taxes	$16.1	$6.7	$(11.5)

We had $1.7 million of assets acquired on account that had not been paid for as of December 30, 2011. This is considered a non-cash investing item. Amounts for 2010 and 2009 have not been presented as they are de minimis.
NOTE 14: SUBSEQUENT EVENTS
We evaluated other events and transactions occurring after the balance sheet date through the date that the financial statements were issued, and noted no other events that were subject to recognition or disclosure.

Selected Quarterly Financial Data (unaudited)
in millions (except per share data)

	First	Second	Third	Fourth
2011
Revenue from services	$274.3	$320.2	$371.4	$350.2
Cost of services	204.3	234.9	271.6	258.3
Gross profit	70.0	85.3	99.8	91.9
Selling, general and administrative expenses	65.1	67.7	73.2	76.8
Depreciation and amortization	3.9	3.8	4.2	4.4
Income from operations	1.0	13.8	22.4	10.7
Interest expense	(0.3)	(0.4)	(0.4)	(0.1)
Interest and other income	0.6	0.6	0.7	0.8
Interest and other income, net	0.3	0.2	0.3	0.7
Income before tax expense	1.3	14.0	22.7	11.4
Income tax expense	0.5	5.4	8.8	3.8
Net income	$0.8	$8.6	$13.9	$7.6
Net income per common share:
Basic	$0.02	$0.2	$0.33	$0.19
Diluted	$0.02	$0.2	$0.33	$0.19
2010
Revenue from services	$239.8	$284.8	$312.8	$311.9
Cost of services	178.7	209.0	228.2	230.0
Gross profit	61.1	75.8	84.6	81.9
Selling, general and administrative expenses	61.2	61.3	64.4	71.8
Depreciation and amortization	4.1	3.9	3.9	4.6
Income (loss) from operations	(4.2)	10.6	16.3	5.5
Interest expense	(0.3)	(0.4)	(0.4)	(0.3)
Interest and other income	0.6	0.6	0.5	0.6
Interest and other income, net	0.3	0.2	0.1	0.3
Income (loss) before tax expense (benefit)	(3.9)	10.8	16.4	5.8
Income tax expense (benefit)	(1.6)	2.9	6.2	1.8
Net income (loss)	$(2.3)	$7.9	$10.2	$4.0
Net income (loss) per common share:
Basic	$(0.05)	$0.18	$0.24	$0.09
Diluted	$(0.05)	$0.18	$0.23	$0.09

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2011. The effectiveness of our internal control over financial reporting as of December 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Controls:  During the fourth quarter of fiscal 2011, we made substantial progress with the implementation of a new proprietary point of sale software system for our branch operations. We expect to complete this implementation over the course of the next twelve months. Management has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. With the exception of the implementation of the system described above, there was no other change identified in our internal control over financial reporting that occurred during the fiscal quarter ended December 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TrueBlue, Inc.
Tacoma, Washington
We have audited the internal control over financial reporting of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the fiscal year ended December 30, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 22, 2012

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 30, 2011, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to the Company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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
Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Years 2011 and 2010” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a)	Exhibits and Financial Statement Schedules

1.	Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedules can be found on Page 57 of this Form 10-K.

3.	The Exhibit Index is found on Page 58 of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	2/22/2012
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	2/22/2012
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	2/22/2012
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven C. Cooper	2/22/2012	/s/ Joseph P. Sambataro, Jr.	2/22/2012
Signature	Date	Signature	Date
Steven C. Cooper, Director, Chief Executive Officer and President		Joseph P. Sambataro, Jr., Chairman of the Board

/s/ Craig Tall	2/22/2012	/s/ Jeffrey B. Sakaguchi	2/22/2012
Signature	Date	Signature	Date
Craig Tall, Director		Jeffrey B. Sakaguchi, Director

/s/ Thomas E. McChesney	2/22/2012	/s/ William W. Steele	2/22/2012
Signature	Date	Signature	Date
Thomas E. McChesney, Director		William W. Steele, Director

/s/ Gates McKibbin	2/22/2012	/s/ Bonnie W. Soodik	2/22/2012
Signature	Date	Signature	Date
Gates McKibbin, Director		Bonnie W. Soodik, Director

FINANCIAL STATEMENT SCHEDULES
Schedule II, Valuation and Qualifying Accounts (in millions)
Allowance for doubtful accounts activity was as follows:

	2011	2010	2009
Balance, beginning of the year	$6.4	$6.6	$5.4
Charged to expense	6.6	8.2	14.5
Write-offs	(7.2)	(8.4)	(13.3)
Balance, end of year	$5.8	$6.4	$6.6
Insurance receivable valuation allowance activity was as follows:

	2011	2010	2009
Balance, beginning of the year	$7.6	$6.8	$6.9
Charged to expense	(0.3)	0.8	(0.1)
Balance, end of year	$7.3	$7.6	$6.8
Income tax valuation allowance additions (reductions) were as follows:

	2011	2010	2009
Balance, beginning of the year	$0.7	$0.6	$0.5
Charged to expense	(0.2)	0.1	0.1
Balance, end of year	$0.5	$0.7	$0.6

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing

3.1	Amended and Restated Articles of Incorporation	8-K	001-14543	6/16/2009

3.2	Amended and Restated Company Bylaws	8-K	001-14543	9/17/2008

10.1	1996 Employee Stock Option and Incentive Plan	DEF 14A	000-23828	7/23/1996

10.2	2000 Stock Option Plan (Last Amended January 14, 2002)	10-K	001-14543	3/2/2004

10.3
Assumption and Novation Agreement among TrueBlue, Inc. and Lumbermen's Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004
		10-K	001-14543	3/11/2005

10.4	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004	10-K	001-14543	3/11/2005

10.5	2005 Long Term Equity Incentive Plan	8-K	001-14543	5/24/2005

10.6	Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated August 3, 2005	8-K	001-14543	8/9/2005

10.7	First Amendment to the Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated December 31, 2006	10-Q	001-14543	5/4/2007

10.8	Executive Employment Agreement and First Amendment to the Executive Employment Agreement between TrueBlue, Inc. and Noel Wheeler, dated December 31, 2006	10-Q	001-14543	5/4/2007

10.9	Executive Employment Agreement between TrueBlue, Inc. and Derrek Gafford, dated December 31, 2006	10-Q	001-14543	5/4/2007

10.10	Executive Employment Agreement between TrueBlue, Inc. and Wayne Larkin, dated December 31, 2006	10-Q	001-14543	5/4/2007

10.11	Form Executive Non-Competition Agreement between TrueBlue, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler	10-Q	001-14543	5/4/2007

10.12	Form Executive Indemnification Agreement between TrueBlue, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler	10-Q	001-14543	5/4/2007

10.13	Form Executive Change in Control Agreement between TrueBlue, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler	10-Q	001-14543	5/4/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing

10.14	Amended and Restated Executive Employment Agreement between TrueBlue, Inc. and Steven C. Cooper, dated November 16, 2009	8-K	001-14543	11/19/2009

10.15	Amended and Restated Non-Competition Agreement between TrueBlue, Inc. and Steven Cooper, dated November 16, 2009	8-K	001-14543	11/19/2009

10.16	Equity Retainer And Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010	S-8	333-164614	2/1/2010

10.17	2010 Employee Stock Purchase Plan	S-8	333-167770	6/25/2010

10.18	Amended and Restated 2005 Long-Term Equity Incentive Plan	S-8	333-167770	6/25/2010

10.19*	Executive Employment Agreement between TrueBlue, Inc. and Kimberly Cannon, dated November 8, 2010	—	—	—

10.20	Form Executive Non-Compete Agreement, Form Executive Indemnification Agreement, and Form Executive Change in Control Agreement between TrueBlue, Inc. and Kimberly Cannon	10-Q	001-14543	5/4/2007

10.21	Amended and Restated Credit Agreement between TrueBlue, Inc. and Bank of America and Wells Fargo Capital Finance, dated September 30, 2011	8-K	001-14543	10/4/2011

10.22*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan	—	—	—

21*	Subsidiaries of TrueBlue, Inc.	—	—	—

23.1*	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm	—	—	—

31.1*	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

31.2*	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

32.1*	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

101**	The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 30, 2011, filed with the SEC on February 22, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text)	—	—	—

*	Filed herewith.

**	Furnished herewith.
Copies of Exhibits may be obtained upon request directed to Mr. James Defebaugh or Mr. Derrek Gafford, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.