Form 10-Q
period 2012-03-30
TrueBlue, Inc.
filed 2012-04-30
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2012
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

As of April 20, 2012, there were 40,397,813 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	March 30, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$125,005	$109,311
Accounts receivable, net of allowance for doubtful accounts of $5.6 million and $5.8 million	144,388	153,878
Prepaid expenses, deposits and other current assets	8,928	9,252
Income tax receivable	1,474	1,874
Deferred income taxes	5,032	6,300
Total current assets	284,827	280,615
Property and equipment, net	56,296	56,239
Restricted cash and investments	130,724	130,498
Deferred income taxes	7,092	4,818
Goodwill	48,139	48,139
Intangible assets, net	18,659	19,433
Other assets, net	20,275	21,027
Total assets	$566,012	$560,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$23,578	$25,862
Accrued wages and benefits	36,726	35,271
Current portion of workers' compensation claims reserve	42,170	43,554
Other current liabilities	9,916	7,602
Total current liabilities	112,390	112,289
Workers’ compensation claims reserve, less current portion	148,797	148,289
Other long-term liabilities	4,828	6,612
Total liabilities	266,015	267,190

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,405 and 39,933 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,904	2,643
Retained earnings	297,092	290,935
Total shareholders’ equity	299,997	293,579
Total liabilities and shareholders’ equity	$566,012	$560,769
See accompanying notes to consolidated financial statements
TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Revenue from services	$311,187	$274,300
Cost of services	231,952	204,269
Gross profit	79,235	70,031
Selling, general and administrative expenses	72,082	65,159
Depreciation and amortization	4,768	3,922
Income from operations	2,385	950
Interest expense	(391)	(273)
Interest and other income	655	581
Interest and other income, net	264	308
Income before tax expense	2,649	1,258
Income tax expense	1,119	492
Net income	$1,530	$766

Net income per common share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
Weighted average shares outstanding:
Basic	39,425	43,460
Diluted	39,914	43,854

Comprehensive income	$1,791	$1,024
See accompanying notes to consolidated financial statements

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net income	$1,530	$766
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,768	3,922
Provision for doubtful accounts	1,049	576
Stock-based compensation	2,902	2,575
Deferred income taxes	(1,006)	690
Other operating activities	(401)	(527)
Changes in operating assets and liabilities:
Accounts receivable	8,441	(12,294)
Income taxes	1,037	(1,264)
Other assets	1,076	458
Accounts payable and other accrued expenses	(2,644)	(2,547)
Accrued wages and benefits	1,513	3,695
Workers’ compensation claims reserve	(876)	(542)
Other liabilities	303	(103)
Net cash provided by (used in) operating activities	17,692	(4,595)
Cash flows from investing activities:
Capital expenditures	(3,704)	(1,691)
Change in restricted cash and cash equivalents	3,529	(635)
Purchases of restricted investments	(7,662)	(3,106)
Maturities of restricted investments	3,907	—
Net cash provided by (used in) investing activities	(3,930)	(5,432)
Cash flows from financing activities:
Net proceeds from sale of stock through options and employee benefit plans	2,894	424
Common stock repurchases for taxes upon vesting of restricted stock	(1,807)	(1,460)
Payments on debt	—	(103)
Other	637	541
Net cash provided by (used in) financing activities	1,724	(598)
Effect of exchange rates on cash	208	262
Net change in cash and cash equivalents	15,694	(10,363)
CASH AND CASH EQUIVALENTS, beginning of period	109,311	163,153
CASH AND CASH EQUIVALENTS, end of period	$125,005	$152,790
See accompanying notes to consolidated financial statements

Page - 3

Notes to Consolidated Financial Statements

NOTE 1:	ACCOUNTING PRINCIPLES AND PRACTICES

The accompanying unaudited consolidated financial statements (“financial statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the Consolidated Financial Statements for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial information. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

Recently Adopted Accounting Standards

During the first quarter of 2012, we adopted the accounting standard regarding the presentation of comprehensive income. This standard was issued to increase the prominence of items reported in other comprehensive income. We have presented all non-owner changes in shareholders' equity in a single, continuous statement in our consolidated financial statements as “Consolidated Statements of Comprehensive Income”. The standard does not change the following: items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the requirement to disclose the tax effect for each component of other comprehensive income or how earnings per share is calculated or presented. Our comprehensive income includes foreign currency translation and unrealized gains and losses on investments. The adoption of this standard in the first quarter of 2012 impacted our financial statement presentation only.

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

The carrying value of our cash and cash equivalents, restricted cash and accounts receivable approximates fair value due to their short term nature. Cash equivalents consist of money market funds and investments with original maturities of three months or less and are classified within Level 1 of the fair value hierarchy. Our cash equivalents included money market funds totaling $69.3 million and $55.5 million as of March 30, 2012 and December 30, 2011, respectively. We held no Level 2 or Level 3 investments as of March 30, 2012 or December 30, 2011.

NOTE 3:	RESTRICTED CASH AND INVESTMENTS

Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents, highly rated investment grade securities, primarily in U.S. Treasury Securities, U.S. Agency Debentures, U.S. Agency Mortgages, Corporate Securities and Municipal Securities. The majority of our collateral obligations are held in a trust ("Trust") at the Bank of New York Mellon.

The following is a summary of restricted cash and investments (in millions):

	March 30, 2012	December 30, 2011
Cash collateral held by insurance carriers	$21.3	$21.3
Cash and cash equivalents held in Trust (1)	19.2	19.2
Investments held in Trust	81.2	78.0
Cash collateral backing letters of credit	1.8	5.9
Other (2)	7.2	6.1
Total Restricted cash and investments	$130.7	$130.5
__________________

(1)	Included in this amount is $0.8 million of accrued interest at both March 30, 2012 and December 30, 2011.
(2)Primarily consists of restricted cash in money market accounts and deferred compensation plan accounts.

The following is a summary of held-to-maturity investments (in millions):

	March 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$44.9	$0.8	$(0.1)	$45.6
Corporate bonds	16.1	0.2	—	16.3
Asset backed bonds	14.7	0.2	—	14.9
State government and agency securities	4.5	—	—	4.5
United States Treasury securities	1.0	—	—	1.0
	$81.2	$1.2	$(0.1)	$82.3

	December 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$42.8	$0.8	$(0.1)	$43.5
Corporate bonds	16.1	0.2	—	16.3
Asset backed bonds	13.6	0.1	—	13.7
State government and agency securities	4.5	—	—	4.5
United States Treasury securities	1.0	—	—	1.0
	$78.0	$1.1	$(0.1)	$79.0

The amortized cost and fair value by maturity of investments are as follows (in millions):

	March 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$13.1	$13.1
Due after one year through five years	41.0	41.6
Due after five years through ten years	27.1	27.6
	$81.2	$82.3

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	March 30, 2012	December 30, 2011
Buildings and land	$25.3	$24.5
Computers and software	83.5	80.5
Cash dispensing machines	4.3	4.5
Furniture and equipment	8.7	8.7
Construction in progress	3.6	3.6
	125.4	121.8
Less accumulated depreciation and amortization	(69.1)	(65.6)
	$56.3	$56.2

Capitalized software costs, net of accumulated amortization, were $33.5 million and $34.5 million as of March 30, 2012 and December 30, 2011, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of internally developed software.

Depreciation and amortization of property and equipment totaled $4.0 million and $3.2 million for the thirteen weeks ended March 30, 2012 and April 1, 2011, respectively.

NOTE 5:	INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than goodwill (in millions):

	March 30, 2012			December 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$19.1	$(8.8)	$10.3	$19.1	$(8.3)	$10.8
Trade name/trademarks	3.3	(1.4)	1.9	3.3	(1.3)	2.0
Non-compete agreements	2.5	(1.8)	0.7	2.5	(1.7)	0.8
	$24.9	$(12.0)	$12.9	$24.9	$(11.3)	$13.6
Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	$—	$5.8	$5.8	$—	$5.8
____________________
(1)Excludes assets that are fully amortized.

Amortization of our definite-lived assets was $0.8 million for both the thirteen weeks ended March 30, 2012 and April 1, 2011.

The following table provides the estimated future amortization of definite-lived intangible assets at March 30, 2012 for the next five years and thereafter (in millions):

Remainder of 2012	$2.3
2013	2.7
2014	2.7
2015	2.6
2016	2.3
Thereafter	0.3
$12.9

We noted no significant indicators of impairment and accordingly did not perform an interim impairment test of our goodwill and indefinite-lived intangibles assets during the thirteen weeks ended March 30, 2012.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 30, 2012, the weighted average rate was 2.6%. The claim payments are made over an estimated weighted average period of approximately 4.5 years. As of March 30, 2012 and December 30, 2011, the discounted workers’ compensation claims reserves were $191.0 million and $191.8 million, respectively.

Our workers’ compensation reserve includes estimated expenses related to claims above our deductible limits (“excess claims”), with a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 30, 2012, the weighted average rate was 4.5%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18.9 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $27.0 million and $27.4 million as of March 30, 2012 and December 30, 2011, respectively.
Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $7.2 million and $7.3 million against all receivables from Troubled Insurance Companies as of March 30, 2012 and December 30, 2011, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, as of March 30, 2012 and December 30, 2011 were $19.8 million and $20.1 million, respectively, and were included in Other assets, net in the accompanying Consolidated Balance Sheets.
Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuary and appropriate discount rates. Factors considered by our independent actuary include, among other things:
•Changes in medical and time loss (“indemnity”) costs;
•Mix changes between medical only and indemnity claims;
•Regulatory and legislative developments that have increased benefits and settlement requirements;
•Mix changes and type of work performed;
•The impact of safety initiatives implemented; and,
•Positive or adverse development of claim reserves.
Workers’ compensation expense totaling $11.5 million and $10.2 million was recorded for the thirteen weeks ended March 30, 2012 and April 1, 2011, respectively. Workers’ compensation expense consists of: self-insurance reserves net of changes in discount; monopolistic jurisdictions’ premiums; insurance premiums; changes in the valuation allowance related to receivables from insurance companies as described above; and other miscellaneous expenses.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Revolving credit facility

We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and 75% of the liquidation value of our Tacoma headquarters office building not to exceed $15 million. This borrowing base limit amount is then further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of March 30, 2012, the maximum $80 million was available and letters of credit in the amount of $8 million had been issued against the facility, leaving an unused portion of $72 million. The letters of credit collateralize a portion of our workers' compensation obligation.

The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at March 30, 2012 was $72 million and the amount of cash and cash equivalents under control agreements was $125 million for a total of $197 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

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
Workers’ compensation commitments

Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash equivalents, highly rated investment grade debt securities, letters of credit, and/or surety bonds. On a regular basis these entities assess the amount of collateral they will require from us relative to our workers' compensation obligation. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon.

We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	March 30, 2012	December 30, 2011
Cash collateral held by insurance carriers	$21.3	$21.3
Cash and cash equivalents held in Trust (1)	19.2	19.2
Investments held in Trust	81.2	78.0
Letters of credit (2)	9.8	16.7
Surety bonds (3)	16.1	16.2
Total collateral commitments	$147.6	$151.4
____________________

(1)	Included in this amount is $0.8 million of accrued interest at both March 30, 2012 and December 30, 2011.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million and $5.9 million of restricted cash collateralizing our letters of credit at March 30, 2012 and December 30, 2011, respectively.

(3)
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

Stock-based compensation expense was as follows (in millions):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Restricted and unrestricted stock and performance share units expense	$2.8	$2.4
Stock option expense	—	0.1
ESPP expense	0.1	0.1
Total stock-based compensation expense	$2.9	$2.6

Restricted and unrestricted stock and performance share units

Stock-based awards are issued under our 2005 Amended Long-Term Equity Incentive Plan. Restricted stock is granted to officers and key employees and vests annually over periods ranging from three to four years. Unrestricted stock granted to our directors vests immediately. Restricted and unrestricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period for the awards that are expected to vest.

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

Restricted and unrestricted stock and performance share units activity was as follows (shares in thousands):

	Thirteen weeks ended
	March 30, 2012
	Shares	Price (1)
Non-vested at beginning of period	1,266	$13.92
Granted	578	$16.89
Vested	(308)	$13.75
Forfeited	(66)	$12.38
Non-vested at the end of the period	1,470	$15.17
_____________________

(1)	Weighted average market price on grant-date.

As of March 30, 2012, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $9.5 million, of which $8.3 million is estimated to be recognized over a weighted average period of 1.8 years through 2016. As of March 30, 2012, total unrecognized stock-based compensation expense related to performance share units, assuming achievement of maximum financial goals, was approximately $8.6 million, of which $5.7 million is currently estimated to be recognized over a weighted average period of 2.5 years through 2014.

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

There were no stock options granted during 2011 or during the period ended March 30, 2012.

Stock option activity was as follows (shares in thousands):

	Thirteen weeks ended
	March 30, 2012
	Shares	Price (1)
Outstanding, December 31, 2011	1,110	$15.64
Granted	—	$—
Exercised	(230)	$9.15
Expired/Forfeited	(111)	$17.13
Outstanding, March 30, 2012	769	$17.37

Exercisable, March 30, 2012	764	$17.42
Options expected to vest, March 30, 2012	5	$9.08
____________________

(1)	Weighted average exercise price.

Total unrecognized stock-based compensation expense related to non-vested stock options was de minimis as of March 30, 2012.

Employee stock purchase plan

Our Employee Stock Purchase Plan (“ESPP”) allows eligible employees to contribute up to 10% of their earnings toward the monthly purchase of the Company's common stock. The employee's purchase price is the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. Under our ESPP we have reserved for purchase 1.0 million shares of common stock. We consider our ESPP to be a component of our stock-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

During the thirteen weeks ended March 30, 2012 and April 1, 2011, participants purchased 28,000 and 20,000 shares, respectively, from the plan for cash proceeds of $0.3 million for each period.

NOTE 9:	INCOME TAXES

The effective tax rate was 42.2% for the thirteen weeks ended March 30, 2012. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state income taxes, federal tax credits and certain non-deductible expenses. As of March 30, 2012 and December 30, 2011, we had unrecognized tax benefits of $1.8 million and $1.7 million, respectively, recorded in accordance with current accounting guidance on uncertain tax positions.

NOTE 10:	NET INCOME PER SHARE

Adjusted net income and diluted common shares were calculated as follows (in millions, except per share amounts):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Net income	$1.5	$0.8

Weighted average number of common shares used in basic net income per common share	39.4	43.5
Dilutive effect of outstanding stock options and non-vested restricted stock	0.5	0.4
Weighted average number of common shares used in diluted net income per common share	39.9	43.9
Net income per common share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Anti-dilutive stock options and other	0.7	0.7

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

NOTE 11:	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in millions):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Cash paid during the period for:
Interest	$0.2	$0.2
Income taxes	$0.8	$1.0

As of March 30, 2012, we had acquired $2.0 million of property, plant and equipment on account that was not yet paid. During the thirteen weeks ended March 30, 2012, we paid $1.6 million for capital expenditures acquired on account as of December 30, 2011. Amounts for the thirteen weeks ended April 1, 2011 were de minimis. These are considered non-cash investing items.

Page - 4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes included in Item 1 of Part I in this Quarterly Report on Form 10-Q, the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the most recently filed Annual Report on Form 10-K for the fiscal year ended December 30, 2011. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors.”

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

Overview

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of temporary blue-collar staffing. We provide a wide range of specialized blue-collar staffing services. We have a network of 710 branches in all 50 states, Puerto Rico and Canada which supply our customers with temporary workers. In 2011, we connected approximately 325,000 people to work through the following blue-collar staffing brands: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline Drivers for dedicated and temporary drivers. Headquartered in Tacoma, Washington, we serve approximately 175,000 businesses primarily in the services, construction, transportation, manufacturing, retail, and wholesale industries.

Revenue grew to $311.2 million, a 13% increase compared to the first quarter of 2011. Our revenue growth is primarily due to the continued success with our vertical market sales and service strategy. Our dedicated sales leaders have expertise in the specific industries we serve. These dedicated industry sales leaders partner with our national sales and service teams to meet the specific project needs of our national customers. Likewise, they provide our branches with best practice industry knowledge, including sales and service methods for each industry.

We grew revenue across most major industries and geographies including a growing presence in the construction of renewable energy projects. While we continued to experience growth in non-residential construction, the residential construction market continues to be weak.

Gross profit as a percent of revenue for the first quarter of 2012 was unchanged from the comparable quarter in 2011. The first quarter of 2011 included HIRE Act incentives for hiring and retaining workers by exempting the employer share of the social security tax on wages paid to qualified individuals of approximately 0.4% of revenue. Excluding that benefit, gross margin as a percent of revenue improved due to increased bill rates which more than offset increases for minimum wages and unemployment taxes in the first quarter of 2012.

Net income grew by 100% to $1.5 million, or $0.04 per diluted share, compared to a net income of $0.8 million, or $0.02 per diluted share, for the first quarter of 2011. Our strong revenue growth continues to produce higher operating margin and net income as we leverage our national network and supporting cost structure.

We are in a strong financial position to fund working capital needs for planned 2012 growth and expansion opportunities. We have cash and cash equivalents of $125 million at March 30, 2012. As of March 30, 2012, the maximum $80 million was available under the Revolving Credit Facility and $8 million of letters of credit had been issued against the facility, leaving an unused portion of $72 million.

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

Page - 5

growth trends will be dependent on whether the underlying economy continues to improve, trends in customer preference towards a more flexible workforce continue, and our ability to effectively serve customer needs.

Due to the seasonal nature of our business, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. Demand for our staffing services is generally higher during the second and third quarters of the year with demand peaking in the third quarter and lower during the first and fourth quarters, in part due to limitations to outside work during the winter months.

Results of Operations

The following table presents selected financial data (in millions, except per share amounts):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Revenue from services	$311.2	$274.3
Total revenue growth %	13.4%	14.4%

Gross profit as a % of revenue	25.5%	25.5%

Selling, general and administrative expenses	$72.1	$65.2
Selling, general and administrative expenses as a % of revenue	23.2%	23.8%

Income from operations	$2.4	$1.0
Income from operations as a % of revenue	0.8%	0.3%

Net Income	$1.5	$0.8
Net Income per diluted share	$0.04	$0.02

Revenue

Revenue from services in comparison with the same period in the prior year was as follows (in millions):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
First quarter revenue from services	$311.2	$274.3
First quarter revenue growth %	13.4%	14.4%

Revenue grew to $311.2 million, a 13.4% increase compared to the first quarter of 2011. Our revenue growth is primarily due to the continued success with our vertical market sales and service strategy. Our dedicated sales leaders have expertise in the specific industries we serve. These dedicated industry sales leaders partner with our national sales and service teams to meet the specific project needs of our national customers. Likewise, they provide our branches with best practice industry knowledge, including sales and service methods for each industry. We grew revenue across most major industries and geographies including a growing presence in the construction of renewable energy projects. Demand for residential construction remains weak.

Page - 6

Gross profit

Gross profit in comparison with the same period in the prior year was as follows (in millions):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Gross profit	$79.2	$70.0
Gross profit as a % of revenue	25.5%	25.5%

Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation insurance costs, and reimbursable costs. Gross profit as a percent of revenue for the first quarter of 2012 was unchanged from the comparable quarter in 2011 due to offsetting factors. HIRE Act credits were 0.4% of revenue for the first quarter of 2011. The HIRE Act provided incentives for hiring and retaining workers by exempting the employer share of the social security tax on wages paid to qualified individuals. Excluding the benefit of those net HIRE Act credits, gross profit as a percent of revenue for the current quarter has improved by 0.4%. The improvement is primarily due to the success of our disciplined pricing and increased billing rates which more than offset increases to minimum wage and unemployment taxes.

Workers’ compensation expense was 3.7% of revenue for the first quarter of 2012, which is unchanged from the comparable quarter in 2011. We continue to actively manage the safety of our temporary workers with our risk management programs and work together with our network of service providers to control costs.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were as follows (in millions):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Selling, general and administrative expenses	$72.1	$65.2
Percentage of revenue	23.2%	23.8%

SG&A increased $7 million or 11% over the prior year, while revenue increased $37 million or 13%. SG&A declined to 23.2% as a percentage of revenue as we continued our focus on leveraging our cost structure across additional revenue and delivering improved operating margins. The increase in SG&A spending for the first quarter of 2012 is primarily due to two factors. First are the variable selling and other operating expenses associated with the $37 million increase in revenue over the same period a year ago. Second, we made a variety of people-related investments during 2011. These investments included specialized sales and marketing personnel to sell to and serve our vertical market customer groups, filling open sales and service positions in local markets, and making a variety of market adjustment increases to compensation to retain our key performers. Staffing levels have increased from recessionary lows and our turnover has declined. We believe these investments have contributed to our revenue growth trends.
Depreciation and amortization and interest

Depreciation and amortization and interest were as follows (in millions):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Depreciation and amortization	$4.8	$3.9
Interest and other income, net	$0.3	$0.3

Depreciation and amortization for the first quarter of 2012 increased over the prior year by $0.9 million resulting primarily from increased capital spending focused on enterprise technology improvement projects. These projects are designed to further improve our efficiency and effectiveness in recruiting and retaining our temporary workers and attracting and retaining our customers.

Page - 7

Income taxes

The effective income tax rate was as follows (in millions):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Income tax expense	$1.1	$0.5
Effective income tax rate	42.2%	39.1%

Our effective tax rate on earnings for the first quarter of 2012 was 42.2% compared to 39.1% for the same period in 2011. The increase in the effective income tax rate is due primarily to expired federal payroll tax credits. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state income taxes, federal tax credits and certain non-deductible expenses.

Future outlook for results of operations

The following highlights represent our expectations in regard to operating trends for the remainder of fiscal year 2012. These expectations are subject to revision as our business changes with the overall economy:

•
Due to our industry's sensitivity to economic factors, the inherent difficulty in forecasting the direction and strength of the economy and the short term nature of staffing assignments, our visibility for future demand is limited. As a result, we monitor a number of economic indicators as well as certain trends to estimate future revenue. Based on these anticipated trends, we expect continued revenue growth in 2012 assuming stable economic and customer conditions. However, our revenue growth percentage will likely diminish due to more challenging prior period revenue comparisons versus the prior period comparables for 2011.

•
Our top priority remains to increase revenue through our existing branch network. This should produce strong incremental operating margins as we leverage our cost structure across additional revenue. We will continue to invest in our sales and customer service programs, which we believe will enhance our ability to capitalize on further revenue growth and customer retention.

•
Revenue associated with our largest customer was approximately $29 million or 9% of first quarter 2012 revenue. While we expect continued revenue from this customer, our work is project based and the completion of certain projects will impact our revenue. We are actively pursuing other project opportunities with our largest customer and other customers in related industries.

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

•
Minimum wage and certain unemployment taxes increased again in 2012. Assuming no action on our part, these increases would negatively impact gross margin by 0.4%. However, we have put in place programs to pass these costs through to our customers and have experienced success in doing so during the first quarter of 2012. Until the economy fully recovers and state unemployment funds have been replenished and related federal loans have been repaid by certain states, we expect continued increases to our unemployment taxes and our customers could be resistant to price increases to cover these costs. Additionally, fiscal 2011 benefited from certain nonrecurring benefits that will negatively impact our quarterly comparisons. HIRE Act credits were 0.4% of revenue in the first quarter of 2011 and resolution of a payroll tax matter in the second quarter of 2011 resulted in a benefit of 0.5% of revenue.

•
The federal Work Opportunity Tax Credit has largely expired. This income tax credit was designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. The elimination of this benefit has increased our effective income tax rate in comparison with 2011.

Page - 8

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, timing of collections, seasonal sales patterns and profit margins. Cash provided by operations was $17.7 million for the first quarter of 2012.

Cash flows from operating activities

Our cash flows from operating activities were as follows (in millions):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Net income	$1.5	$0.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4.8	3.9
Provision for doubtful accounts	1.0	0.6
Stock-based compensation	2.9	2.6
Deferred income taxes	(1.0)	0.7
Other operating activities	(0.4)	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	8.4	(12.3)
Income taxes	1.0	(1.3)
Accounts payable and other accrued expenses	(1.1)	1.1
Workers' compensation claims reserve	(0.9)	(0.6)
Other assets and liabilities	1.5	0.4
Net cash provided by (used in) operating activities	$17.7	$(4.6)

Net cash provided by operating activities was $17.7 million for the period ended March 30, 2012 as compared to net cash used in operating activities of $4.6 million for the same period in 2011.

•
Accounts receivable followed normal seasonal patterns in the first quarter of 2012 by declining from the beginning of the quarter, producing a source of cash. The first quarter of 2011 was a use of cash due to a low beginning balance of accounts receivable resulting from significant large customer payments received at the end of the fourth quarter of 2010.

Cash flows from investing activities

Our cash flows from investing activities were as follows (in millions):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Capital expenditures	$(3.7)	$(1.7)
Change in restricted cash and cash equivalents	3.5	(0.6)
Purchase of restricted investments	(7.6)	(3.1)
Maturities of restricted investments	3.9	—
Net cash provided by (used in) investing activities	$(3.9)	$(5.4)

•
Capital expenditures in 2012 and 2011 were primarily related to investments made to upgrade our proprietary information systems. We anticipate that total capital expenditures will be approximately $14 million in 2012.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. The change in restricted cash and cash equivalents when combined with purchases of restricted investments net of maturities of restricted investments increased by $0.2 million for the period ended March 30, 2012.

Page - 9

Cash flows from financing activities

Our cash flows from financing activities were as follows (in millions):

	Thirteen weeks ended
	March 30, 2012	April 1, 2011
Net proceeds from sale of stock through options and employee benefit plans	$2.9	$0.4
Common stock repurchases for taxes upon vesting of restricted stock	(1.8)	(1.4)
Payments on debt	—	(0.1)
Other	0.6	0.5
Net cash provided by (used in) financing activities	$1.7	$(0.6)

Capital Resources

We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and 75% of the liquidation value of our Tacoma headquarters office building not to exceed $15 million. This borrowing base limit amount is then further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of March 30, 2012, the maximum $80 million was available and letters of credit in the amount of $8 million had been issued against the facility, leaving an unused portion of $72 million. The letters of credit collateralize a portion of our workers' compensation obligation.

The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at March 30, 2012 was $72 million and the amount of cash and cash equivalents under control agreements was $125 million for a total of $197 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

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

We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. The majority of our collateral is held in a trust ("Trust") at Bank of New York Mellon. At March 30, 2012, we had restricted cash and investments totaling approximately $130.7 million.

Page - 10

Workers’ Compensation Commitments, Insurance and Collateral

Workers' Compensation Insurance
We provide workers’ compensation insurance for our temporary and permanent employees. Our workers’ compensation insurance policies are renewed annually. We renewed our coverage with Chartis effective July 2011 to July 2012. For all prior years, we had coverage with Chartis and other insurance providers. For certain states we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs.
The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits ("Excess Claims”).
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

Workers' Compensation Collateral
Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, letters of credit, and/or surety bonds. On an annual, or as needed basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. Chartis holds the majority of the restricted cash collateralizing our self-insured workers’ compensation policies. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon.

Our total collateral commitments were made up of the following components (in millions):

	March 30, 2012	December 30, 2011
Cash collateral held by insurance carriers	$21.3	$21.3
Cash and cash equivalents held in Trust (1)	19.2	19.2
Investments held in Trust	81.2	78.0
Letters of credit (2)	9.8	16.7
Surety bonds (3)	16.1	16.2
Total collateral commitments	$147.6	$151.4
____________________

(1)	Included in this amount is $0.8 million of accrued interest at both March 30, 2012 and December 30, 2011.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 and $5.9 million of restricted cash collateralizing our letters of credit at March 30, 2012 and December 30, 2011, respectively.

(3)
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

Page - 11

Workers' Compensation Reserve

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	March 30, 2012	December 30, 2011
Total workers’ compensation reserve	$191.0	$191.8
Add back discount on reserves (1)	18.0	18.6
Less excess claims reserve (2)	(26.9)	(27.2)
Reimbursable payments to insurance provider (3)	3.2	2.9
Less portion of workers' compensation not requiring collateral	(37.7)	(34.7)
Total collateral commitments	$147.6	$151.4
____________________

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $191.0 million at March 30, 2012.
Our workers' compensation reserve for self-insured claims is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Reserves are estimated for claims incurred in the current year, as well as claims incurred during prior years. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors we consider in establishing and adjusting these reserves include the estimates provided by our independent actuary and appropriate discount rates. Factors considered by management with the assistance of our independent actuary include, among other things:

•Changes in medical and time loss (“indemnity”) costs;
•Mix changes between medical only and indemnity claims;
•Regulatory and legislative developments that have increased benefits and settlement requirements;
•Mix changes between the types of work performed;
•The impact of safety initiatives implemented; and,
•Positive or adverse development of claim reserves.
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At March 30, 2012, the weighted average rate was 2.6%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 30, 2012, the weighted average rate was 4.5%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18.9 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $27.0 million and $27.4 million as of March 30, 2012 and December 30, 2011, respectively.

Two of the workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.

Page - 12

Capital Resources Future Outlook

Our sources of liquidity are funds generated by operating activities, available cash, and cash equivalents, restricted cash and investments, and our Revolving Credit Facility. We have a cash and cash equivalents balance of $125.0 million, restricted cash and investments balance of $130.7 million, and $72.0 million of borrowing available under our existing Revolving Credit Facility as of March 30, 2012. We believe our sources of liquidity will be sufficient to sustain operations and strategic initiatives for the remainder of 2012. The rate and sustainability of the current economic recovery is uncertain and, accordingly, our investments are paced to correspond with a sustainable economic recovery. We will continue to closely monitor expenses and capital expenditures. We believe we are well positioned to generate positive operating cash flows, fund opportunities to expand our presence, and take advantage of sustained economic growth.

On July 22, 2009, we filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission, which allows us to sell various securities in amounts and prices determined at the time of sale. The filing enables us to access capital efficiently and quickly if needed pending current market conditions. No shares have been issued under this registration. We anticipate that we will renew this registration.

Contractual Obligations and Commitments

There have been no material changes during the period covered by this quarterly report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

Summary of Critical Accounting Estimates

Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011 and footnote 1 to our financial statements for the period ended March 30, 2012.

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

Page - 13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We discussed our interest rate and credit risk, and our foreign currency exchange risk in Part 1, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2011. There has been no material change since that time.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 30, 2012, our disclosure controls and procedures are effective.

During the fiscal quarter ended March 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 14

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
The demand for our blue-collar staffing services is highly dependent upon the state of the economy and upon staffing needs of our customers. Any variation in the economic condition or unemployment levels of the United States, Puerto Rico and Canada or in the economic condition of any region or specific industry in which we have a significant presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits.

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

We cannot be certain that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

We are dependent on workers' compensation insurance coverage at commercially reasonable terms.
We provide workers' compensation insurance for our temporary workers. Our workers' compensation insurance policies are renewed annually. The majority of our insurance policies are with Chartis. Our insurance carriers require us to collateralize a significant portion of our workers' compensation obligation. The majority of collateral is held in trust by a third party for the

Page - 15

payment of these claims. The loss or decline in value of the collateral could require us to seek additional sources of capital to pay our workers' compensation claims. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. As our business grows or our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. The loss of our workers' compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.

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

These acquisitions, new business ventures, and initiatives involve significant challenges and risks, including that they may not advance our business strategy, that we may not realize a satisfactory return on our investment, that we may experience difficulty in integrating operations, or diversion of management's attention from our other business. These events could cause harm to our operating results or financial condition.

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

Page - 16

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

Page - 17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 30, 2012.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
12/31/11 through 1/27/12	2,248	$15.20	—	$39.6 million
1/28/12 through 2/24/12	76,575	$16.94	—	$39.6 million
2/25/12 through 3/30/12	1,241	$16.50	—	$39.6 million
Total	80,064	$16.89	—
____________________

(1)
During the thirteen weeks ended March 30, 2012, we purchased 80,064 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. We did not repurchase any shares of our common stock pursuant to this program during the thirteen weeks ended March 30, 2012. As of March 30, 2012, $39.6 million remains available for repurchase of our common stock under the current authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On April 25, 2012, we filed a Form 8-K to furnish our press release (the “Press Release”) reporting our financial results for the first quarter ended March 30, 2012, attached thereto as Exhibit 99.1. The Press Release in Exhibit 99.1 contained a transposition error in the Consolidated Statements of Cash Flows. The line item “common stock repurchases for taxes upon vesting of restricted stock” in cash flows provided by (used in) financing activities should read in thousands as ($1,807) rather than ($1,087) for the thirteen weeks ended March 30, 2012.

Page - 18

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 30, 2012, filed with the SEC on April 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements (tagged as blocks of text). (1)

____________________

(1)
The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Page - 19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/S/ STEVEN C. COOPER	4/30/2012
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/S/ DERREK L. GAFFORD	4/30/2012
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/S/ NORMAN H. FREY	4/30/2012
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 20