Form 10-Q
period 2012-06-29
TrueBlue, Inc.
filed 2012-07-30
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2012
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

As of July 18, 2012, there were 40,150,882 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	June 29, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$129,446	$109,311
Accounts receivable, net of allowance for doubtful accounts of $5.2 million and $5.8 million	163,794	153,878
Prepaid expenses, deposits and other current assets	7,135	9,252
Income tax receivable	—	1,874
Deferred income taxes	4,527	6,300
Total current assets	304,902	280,615
Property and equipment, net	57,251	56,239
Restricted cash and investments	124,949	130,498
Deferred income taxes	6,609	4,818
Goodwill	48,139	48,139
Intangible assets, net	17,885	19,433
Other assets, net	21,060	21,027
Total assets	$580,795	$560,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$22,135	$25,862
Accrued wages and benefits	41,299	35,271
Income tax payable	2,057	—
Current portion of workers' compensation claims reserve	42,463	43,554
Other current liabilities	9,995	7,602
Total current liabilities	117,949	112,289
Workers’ compensation claims reserve, less current portion	150,262	148,289
Other long-term liabilities	4,715	6,612
Total liabilities	272,926	267,190

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,117 and 39,933 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,509	2,643
Retained earnings	305,359	290,935
Total shareholders’ equity	307,869	293,579
Total liabilities and shareholders’ equity	$580,795	$560,769
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue from services	$354,261	$320,179	$665,448	$594,478
Cost of services	260,725	234,847	492,677	439,115
Gross profit	93,536	85,332	172,771	155,363
Selling, general and administrative expenses	71,526	67,677	143,610	132,837
Depreciation and amortization	4,729	3,862	9,496	7,784
Income from operations	17,281	13,793	19,665	14,742
Interest expense	(244)	(415)	(635)	(688)
Interest and other income	656	581	1,312	1,162
Interest and other income, net	412	166	677	474
Income before tax expense	17,693	13,959	20,342	15,216
Income tax expense	7,356	5,411	8,475	5,903
Net income	$10,337	$8,548	$11,867	$9,313

Net income per common share:
Basic	$0.26	$0.20	$0.30	$0.21
Diluted	$0.26	$0.20	$0.30	$0.21
Weighted average shares outstanding:
Basic	39,701	43,367	39,563	43,413
Diluted	40,097	43,674	39,993	43,784

Comprehensive income	$9,943	$8,585	$11,735	$9,608
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Twenty-six weeks ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net income	$11,867	$9,313
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,496	7,784
Provision for doubtful accounts	2,022	2,125
Stock-based compensation	4,846	4,097
Deferred income taxes	(15)	1,991
Other operating activities	972	(485)
Changes in operating assets and liabilities:
Accounts receivable	(11,938)	(36,449)
Income taxes	4,488	1,019
Other assets	2,084	(1,845)
Accounts payable and other accrued expenses	(3,173)	8,881
Accrued wages and benefits	5,949	6,115
Workers’ compensation claims reserve	882	(1,299)
Other liabilities	277	(112)
Net cash provided by operating activities	27,757	1,135
Cash flows from investing activities:
Capital expenditures	(9,535)	(3,678)
Change in restricted cash and cash equivalents	9,774	70,265
Purchases of restricted investments	(18,153)	(78,279)
Maturities of restricted investments	12,726	5,300
Other	—	(2,800)
Net cash used in investing activities	(5,188)	(9,192)
Cash flows from financing activities:
Purchases and retirement of common stock	(3,990)	(12,871)
Net proceeds from sale of stock through options and employee benefit plans	3,142	616
Common stock repurchases for taxes upon vesting of restricted stock	(1,996)	(1,611)
Payments on debt	(88)	(206)
Other	556	691
Net cash used in financing activities	(2,376)	(13,381)
Effect of exchange rates on cash	(58)	304
Net change in cash and cash equivalents	20,135	(21,134)
CASH AND CASH EQUIVALENTS, beginning of period	109,311	163,153
CASH AND CASH EQUIVALENTS, end of period	$129,446	$142,019
See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1:	ACCOUNTING PRINCIPLES AND PRACTICES

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

Recently Adopted Accounting Standards

During the first quarter of 2012, we adopted the accounting standard regarding the presentation of comprehensive income. This standard was issued to increase the prominence of items reported in other comprehensive income. We have presented all non owner changes in shareholders' equity in a single, continuous statement in our financial statements as “Consolidated Statements of Comprehensive Income.” The standard does not change the following: items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the requirement to disclose the tax effect for each component of other comprehensive income or how earnings per share is calculated or presented. Our comprehensive income includes foreign currency translation and unrealized gains and losses on investments. The adoption of this standard in the first quarter of 2012 impacted our financial statement presentation only.

Recent Accounting Guidance not yet Effective

In July 2012, the Financial Accounting Standards Board issued guidance on testing indefinite-lived intangibles for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts. If an entity determines that it is more likely than not that the fair value of each asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. If the entity concludes otherwise, it is required to perform an impairment test comparing the carrying value of the intangible asset with its fair value and recognize an impairment loss if necessary. The new guidance will be effective for us beginning in our fiscal year 2013 and early adoption is permitted.

NOTE 2:	FAIR VALUE MEASUREMENT

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply a fair value hierarchy which prioritizes the inputs used to measure fair value:

•
Level 1: Inputs are valued using quoted market prices in active markets for identical assets or liabilities. Our Level 1 assets primarily include cash and cash equivalents, mutual funds and United States Treasury Securities.

•
Level 2: Inputs are valued based upon quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Our Level 2 assets are restricted investments which primarily consist of Municipal Securities, Corporate Securities, U.S. Agency Mortgages and U.S. Agency Debentures. We obtain our inputs from quoted market prices and independent pricing vendors.

•
Level 3: Inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. We currently have no Level 3 assets or liabilities.

The carrying value of our cash and cash equivalents, restricted cash and accounts receivable approximates fair value due to their short term nature. We also hold certain restricted investments which collateralize workers' compensation programs and are classified as held-to-maturity and carried at amortized cost on our balance sheets.

Page - 6

Notes to Consolidated Financial Statements—(Continued)

The following presents the fair value and hierarchy for our cash equivalents and restricted investments (in millions):

	June 29, 2012	December 30, 2011
Level 1:
Cash equivalents (1)	$67.5	$55.5
Restricted cash equivalents (1)	23.6	31.2
Restricted investments classified as held-to-maturity (2)	—	1.0
Other restricted investments (3)	3.4	2.2
Level 2:
Restricted investments classified as held-to-maturity (4)	83.6	78.0
____________________

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits and investments with original maturities of three months or less.

(2)	Level 1 restricted investments classified as held-to-maturity consist of United States Treasury Securities.

(3)	Level 1 other restricted investments consist of deferred compensation investments which are comprised of mutual funds.

(4)	Level 2 restricted investments classified as held-to-maturity consist of Municipal Securities, Corporate Securities, U.S. Agency Mortgages and U.S. Agency Debentures.

NOTE 3:	RESTRICTED CASH AND INVESTMENTS

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

The following is a summary of restricted cash and investments (in millions):

	June 29, 2012	December 30, 2011
Cash collateral held by insurance carriers	$21.2	$21.3
Cash and cash equivalents held in Trust (1)	15.8	19.2
Investments held in Trust	82.2	78.0
Cash collateral backing letters of credit	1.8	5.9
Other (2)	3.9	6.1
Total restricted cash and investments	$124.9	$130.5
__________________

(1)	Included in this amount is $0.8 million of accrued interest at both June 29, 2012 and December 30, 2011.

(2)	Primarily consists of restricted cash in money market accounts and deferred compensation plan accounts which are comprised of mutual funds.

The following tables present fair value disclosures for our held-to-maturity investments which are carried at amortized cost (in millions):

	June 29, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$50.9	$0.9	$—	$51.8
Corporate bonds	14.3	0.3	—	14.6
Asset backed bonds	17.0	0.2	—	17.2
	$82.2	$1.4	$—	$83.6

Page - 7

Notes to Consolidated Financial Statements—(Continued)

	December 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$42.8	$0.8	$(0.1)	$43.5
Corporate bonds	16.1	0.2	—	16.3
Asset backed bonds	13.6	0.1	—	13.7
State government and agency securities	4.5	—	—	4.5
United States Treasury securities	1.0	—	—	1.0
	$78.0	$1.1	$(0.1)	$79.0

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in millions):

	June 29, 2012
	Amortized Cost	Fair Value
Due in one year or less	$10.7	$10.7
Due after one year through five years	42.1	42.9
Due after five years through ten years	29.4	30.0
	$82.2	$83.6

Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty.

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	June 29, 2012	December 30, 2011
Buildings and land	$25.7	$24.5
Computers and software	86.3	80.5
Cash dispensing machines	4.2	4.5
Furniture and equipment	8.8	8.7
Construction in progress	5.2	3.6
	130.2	121.8
Less accumulated depreciation and amortization	(72.9)	(65.6)
	$57.3	$56.2

Capitalized software costs, net of accumulated amortization, were $32.1 million and $34.5 million as of June 29, 2012 and December 30, 2011, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of internally developed software.

Depreciation and amortization of property and equipment totaled $3.9 million and $3.2 million for the thirteen weeks ended June 29, 2012 and July 1, 2011, respectively. Depreciation and amortization of property and equipment totaled $8.0 million and $6.4 million for the twenty-six weeks ended June 29, 2012 and July 1, 2011, respectively.

Page - 8

Notes to Consolidated Financial Statements—(Continued)

NOTE 5:	INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than goodwill (in millions):

	June 29, 2012			December 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$19.1	$(9.4)	$9.7	$19.1	$(8.3)	$10.8
Trade name/trademarks	3.3	(1.5)	1.8	3.3	(1.3)	2.0
Non-compete agreements	2.5	(1.9)	0.6	2.5	(1.7)	0.8
	$24.9	$(12.8)	$12.1	$24.9	$(11.3)	$13.6
Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	$—	$5.8	$5.8	$—	$5.8
____________________
(1)Excludes assets that are fully amortized.

Amortization of our definite-lived intangible assets was $0.8 million and $0.7 million the thirteen weeks ended June 29, 2012 and July 1, 2011, respectively. Amortization of our definite-lived intangible assets was $1.5 million and $1.4 million for the twenty-six weeks ended June 29, 2012 and July 1, 2011, respectively.

The following table provides the estimated future amortization of definite-lived intangible assets at June 29, 2012 (in millions):

Remainder of 2012	$1.5
2013	2.7
2014	2.7
2015	2.6
2016	2.3
2017	0.3
$12.1

We noted no significant indicators of impairment and accordingly did not perform an interim impairment test of our goodwill and indefinite-lived intangibles assets during the twenty-six weeks ended June 29, 2012.

NOTE 6:	WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Since July 2003 Chartis has been our workers' compensation carrier. The policy year is effective July 1 to June 30 and is subject to annual renewal. We completed our renewal with Chartis for the 2012 - 2013 policy year in June. For all years prior to 2003, we had coverage with Chartis and other insurance providers. Furthermore, we have full liability for all further payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.
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

Page - 9

Notes to Consolidated Financial Statements—(Continued)

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 29, 2012, the weighted average rate was 2.4%. The claim payments are made over an estimated weighted average period of approximately 4.5 years. As of June 29, 2012 and December 30, 2011, the discounted workers’ compensation claims reserves were $192.7 million and $191.8 million, respectively.

Our workers’ compensation reserve includes estimated expenses related to claims above our deductible limits (“excess claims”), with a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 29, 2012, the weighted average rate was 4.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18.9 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $27.3 million and $27.4 million as of June 29, 2012 and December 30, 2011, respectively.
Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $7.2 million and $7.3 million against all receivables from Troubled Insurance Companies as of June 29, 2012 and December 30, 2011, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, as of June 29, 2012 and December 30, 2011 were $20.1 million for both periods and were included in Other assets, net in the accompanying Consolidated Balance Sheets.
Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:
•Changes in medical and time loss (“indemnity”) costs;
•Mix changes between medical only and indemnity claims;
•Regulatory and legislative developments that have increased benefits and settlement requirements;
•Type of work performed;
•The impact of safety initiatives; and,
•Positive or adverse development of claim reserves.
Workers’ compensation expense totaling $13.9 million and $12.4 million was recorded for the thirteen weeks ended June 29, 2012 and July 1, 2011, respectively. Workers’ compensation expense totaling $25.4 million and $22.6 million was recorded for the twenty-six weeks ended June 29, 2012 and July 1, 2011, respectively. Workers’ compensation expense consists of: self-insurance reserves net of changes in discount; monopolistic jurisdictions’ premiums; insurance premiums; changes in the valuation allowance related to receivables from insurance companies as described above; and other miscellaneous expenses.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Revolving credit facility

We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building not to exceed $15 million, which is reduced quarterly by $0.4 million. As of June 29, 2012, the Tacoma headquarters office building liquidation value totaled $14 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of June 29, 2012, the maximum $80 million was available and letters of credit in the amount of $8 million had been issued against the facility, leaving an unused portion of $72 million. The letters of credit collateralize a portion of our workers' compensation obligation.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at June 29, 2012 was $72 million and the amount of cash and cash equivalents under control agreements was $134 million for a total of $206 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

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
Workers’ compensation commitments

Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash equivalents, highly rated investment grade debt securities, letters of credit and/or surety bonds. On a regular basis these entities assess the amount of collateral they will require from us relative to our workers' compensation obligation. The majority of our collateral obligations are held in the Trust at the Bank of New York Mellon.

We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	June 29, 2012	December 30, 2011
Cash collateral held by insurance carriers	$21.2	$21.3
Cash and cash equivalents held in Trust (1)	15.8	19.2
Investments held in Trust	82.2	78.0
Letters of credit (2)	9.8	16.7
Surety bonds (3)	16.1	16.2
Total collateral commitments	$145.1	$151.4
____________________

(1)	Included in this amount is $0.8 million of accrued interest at both June 29, 2012 and December 30, 2011.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million and $5.9 million of restricted cash collateralizing our letters of credit at June 29, 2012 and December 30, 2011, respectively.

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

Page - 11

Notes to Consolidated Financial Statements—(Continued)

NOTE 8:	STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include restricted and unrestricted stock awards, performance share units, stock options, and shares purchased under an employee stock purchase plan (“ESPP”).

Stock-based compensation expense was as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Restricted and unrestricted stock and performance share units expense	$1.8	$1.4	$4.6	$3.8
Stock option expense	—	0.1	0.1	0.2
ESPP expense	0.1	—	0.1	0.1
Total stock-based compensation expense	$1.9	$1.5	$4.8	$4.1

Restricted and unrestricted stock and performance share units

Stock-based awards are issued under our 2005 Amended Long-Term Equity Incentive Plan. Restricted stock is granted to executive officers and key employees and vests annually over periods ranging from three to four years. Unrestricted stock granted to our directors vests immediately. Restricted and unrestricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period for the awards that are expected to vest.

Performance share units have been granted to executive officers and certain key employees since 2010. Vesting of the performance share units is contingent upon the achievement of revenue and profitability growth goals at the end of each three year performance period. Each performance share unit is equivalent to a share of common stock. Compensation expense is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period for the performance share units which are expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.

Restricted, unrestricted stock and performance share units activity was as follows (shares in thousands):

	Twenty-six weeks ended
	June 29, 2012
	Shares	Price (1)
Non-vested at beginning of period	1,266	$13.92
Granted	598	$16.77
Vested	(347)	$13.81
Forfeited	(97)	$13.82
Non-vested at the end of the period	1,420	$15.15
_____________________

(1)	Weighted average market price on grant-date.

As of June 29, 2012, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $8.1 million, of which $7.2 million is estimated to be recognized over a weighted average period of 1.7 years through 2016. As of June 29, 2012, total unrecognized stock-based compensation expense related to performance share units, assuming achievement of maximum financial goals was approximately $7.9 million, of which $5.0 million is currently estimated to be recognized over a weighted average period of 2.3 years through 2014.

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

Page - 12

Notes to Consolidated Financial Statements—(Continued)

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

There were no stock options granted during 2011 or during the twenty-six weeks ended June 29, 2012.

Stock option activity was as follows (shares in thousands):

	Twenty-six weeks ended
	June 29, 2012
	Shares	Price (1)
Outstanding, December 31, 2011	1,110	$15.64
Granted	—	$—
Exercised	(231)	$9.15
Expired/Forfeited	(153)	$18.04
Outstanding, June 29, 2012	726	$17.20

Exercisable, June 29, 2012	721	$17.25
Options expected to vest, June 29, 2012	5	$9.08
____________________

(1)	Weighted average exercise price.

Total unrecognized stock-based compensation expense related to non-vested stock options was de minimis as of June 29, 2012.

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

During the twenty-six weeks ended June 29, 2012 and July 1, 2011, participants purchased 45,000 and 35,500 shares from the plan for cash proceeds of $0.6 million and $0.5 million, respectively.

NOTE 9:	STOCK REPURCHASES

On July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million of our outstanding common stock. As of June 29, 2012, $35.6 million remained available for repurchase of common stock under the current authorization, which has no expiration date.

Under our authorized stock repurchase program, we repurchased and retired 0.3 million shares of our common stock during the twenty-six weeks ended June 29, 2012 for a total amount of $4.0 million including commissions. We repurchased and retired 0.9 million shares of our common stock during the twenty-six weeks ended July 1, 2011 for a total amount of $12.9 million including commissions.

Purchases of our common stock are not displayed separately as treasury stock on the Consolidated Balance Sheets in accordance with the Washington Business Corporation Act, which requires the retirement of purchased shares. As a result, shares of our common stock that we purchase are retired immediately. It is our policy to first record these purchases as a reduction to our Common stock account. Once the Common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our Retained earnings account.

Page - 13

Notes to Consolidated Financial Statements—(Continued)

NOTE 10:	INCOME TAXES

The effective income tax rate was 41.7% for the twenty-six weeks ended June 29, 2012. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state income taxes, federal tax credits and certain non-deductible expenses. As of June 29, 2012 and December 30, 2011, we had unrecognized tax benefits of $1.8 million and $1.7 million, respectively, recorded in accordance with current accounting guidance on uncertain tax positions.

NOTE 11:	NET INCOME PER SHARE

Adjusted net income and diluted common shares were calculated as follows (in millions, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net income	$10.3	$8.5	$11.9	$9.3

Weighted average number of common shares used in basic net income per common share	39.7	43.4	39.6	43.4
Dilutive effect of outstanding stock options and non-vested restricted stock	0.4	0.3	0.4	0.4
Weighted average number of common shares used in diluted net income per common share	40.1	43.7	40.0	43.8
Net income per common share:
Basic	$0.26	$0.20	$0.30	$0.21
Diluted	$0.26	$0.20	$0.30	$0.21

Anti-dilutive shares	0.7	1.0	0.8	0.7

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

Anti-dilutive shares include unvested restricted stock, performance share units and in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented. Anti-dilutive shares associated with our stock options relate to those stock options with an exercise price higher than the average market value of our stock during the periods presented.

NOTE 12:	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in millions):

	Twenty-six weeks ended
	June 29, 2012	July 1, 2011
Cash paid during the period for:
Interest	$0.3	$0.5
Income taxes	$3.7	$2.9

As of June 29, 2012, we had acquired $1.1 million of property, plant and equipment on account that was not yet paid. During the twenty-six weeks ended June 29, 2012, we paid $1.6 million for capital expenditures acquired on account as of December 30, 2011. Amounts for the twenty-six weeks ended July 1, 2011 were de minimis. These are considered non-cash investing items.

Page - 14

Notes to Consolidated Financial Statements—(Continued)

NOTE 13:	SUBSEQUENT EVENTS

On July 25, 2012, we filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission which, when effective, will replace our current Shelf Registration which expired in July 2012. The Shelf Registration will allow us to sell various securities in amounts and prices determined at the time of sale. The filing will enable us to access capital efficiently and quickly if needed, however, we have no current plans to make an offering.

We evaluated other events and transactions occurring after the balance sheet date through the date that the financial statements were issued, and noted no other events that were subject to recognition or disclosure.

Page - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes included in Item 1 of Part I in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the most recently filed Annual Report on Form 10-K for the fiscal year ended December 30, 2011. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors.”

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

Overview

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of temporary blue-collar staffing. We provide a wide range of specialized blue-collar staffing services. We have a network of 700 branches in all 50 states, Puerto Rico and Canada which supply our customers with temporary workers. In 2011, we connected approximately 325,000 people to work through the following blue-collar staffing brands: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline Drivers for dedicated and temporary drivers. Headquartered in Tacoma, Washington, we serve approximately 175,000 businesses primarily in the services, construction, transportation, manufacturing, retail and wholesale industries.

Revenue grew to $354.3 million, a 10.6% increase compared to the second quarter of 2011. We grew revenue across most major industries and geographies including a growing presence in the construction of renewable energy projects. While we continued to experience growth in non-residential construction, the residential construction market continues to be weak.

Our revenue growth is primarily due to the continued success with our vertical market sales and service strategy. Our dedicated sales leaders have expertise in the specific industries we serve. These dedicated industry sales leaders partner with our national sales and service teams to meet the specific project needs of our national customers. Likewise, they provide our branches with best practice industry knowledge, including sales and service methods for each industry. Our services are increasingly relevant to customers who are turning to us as they manage their business through this uncertain economic environment. Gross profit as a percent of revenue for the second quarter of 2012 improved from the comparable quarter in 2011 when excluding a non-recurring benefit in the second quarter of 2011 of 0.5% resulting from the resolution of a payroll tax matter. Excluding that benefit, gross margin as a percent of revenue improved due to increased bill rates which more than offset increases for minimum wages and unemployment taxes in 2012.

Net income grew by 20.9% to $10.3 million, or $0.26 per diluted share, compared to a net income of $8.5 million, or $0.20 per diluted share, for the second quarter of 2011. Our strong revenue growth continues to produce higher operating margin and net income as we leverage our national network and supporting cost structure.

We are in a strong financial position to fund working capital needs for planned 2012 growth and expansion opportunities. We have cash and cash equivalents of $129 million at June 29, 2012. As of June 29, 2012, the maximum $80 million was available under the Revolving Credit Facility and $8 million of letters of credit had been issued against the facility, leaving an unused portion of $72 million.

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

Page - 16

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

Results of Operations

The following table presents selected financial data (in millions, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue from services	$354.3	$320.2	$665.4	$594.5
Total revenue growth %	10.6%	12.4%	11.9%	13.3%

Gross profit as a % of revenue	26.4%	26.7%	26.0%	26.1%

Selling, general and administrative expenses	$71.5	$67.7	$143.6	$132.8
Selling, general and administrative expenses as a % of revenue	20.2%	21.1%	21.6%	22.3%

Income from operations	$17.3	$13.8	$19.7	$14.7
Income from operations as a % of revenue	4.9%	4.3%	3.0%	2.5%

Net Income	$10.3	$8.5	$11.9	$9.3
Net Income per diluted share	$0.26	$0.20	$0.30	$0.21

Revenue

Revenue from services in comparison with the same period in the prior year was as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue from services	$354.3	$320.2	$665.4	$594.5
Total revenue growth %	10.6%	12.4%	11.9%	13.3%

Revenue grew to $354.3 million, a 10.6% increase compared to the second quarter of 2011. We grew revenue across most major industries and geographies including a growing presence in the construction of renewable energy projects. While we continued to experience growth in non-residential construction, the residential construction market continues to be weak.

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

Gross profit

Gross profit in comparison with the same period in the prior year was as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Gross profit	$93.5	$85.3	$172.8	$155.4
Gross profit as a % of revenue	26.4%	26.7%	26.0%	26.1%

Page - 17

Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation insurance costs, and reimbursable costs. Gross profit as a percent of revenue for the second quarter of 2012 improved from the comparable quarter in 2011 when excluding a non-recurring benefit in the second quarter of 2011 of 0.5% resulting from the resolution of a payroll tax matter. The improvement of 0.2% is primarily due to the success of our disciplined pricing and increased billing rates which more than offset increases to minimum wage and unemployment taxes.

Workers’ compensation expense was 3.9% of revenue for the second quarter of 2012, which is unchanged from the comparable quarter in 2011. We continue to actively manage the safety of our temporary workers with our risk management programs and work together with our network of service providers to control costs.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Selling, general and administrative expenses	$71.5	$67.7	$143.6	$132.8
Percentage of revenue	20.2%	21.1%	21.6%	22.3%

SG&A increased $3.8 million or 5.7% over the prior year, while revenue increased $34.1 million or 10.6%. SG&A declined to 20.2% as a percentage of revenue as we continued our focus on leveraging our cost structure across additional revenue and delivering improved operating margins. The increase in SG&A spending for the second quarter of 2012 is primarily due to the variable selling and other operating expenses associated with the $34.1 million increase in revenue over the same period a year ago.
Depreciation and amortization and interest

Depreciation and amortization and interest were as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Depreciation and amortization	$4.7	$3.9	$9.5	$7.8
Interest and other income, net	$0.4	$0.2	$0.7	$0.5

Depreciation and amortization for the second quarter of 2012 increased over the prior year by $0.8 million resulting primarily from increased capital spending focused on enterprise technology improvement projects. These projects are designed to further improve our efficiency and effectiveness in recruiting and retaining our temporary workers and attracting and retaining our customers.

Income taxes

The effective income tax rate was as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Income tax expense	$7.4	$5.4	$8.5	$5.9
Effective income tax rate	41.6%	38.8%	41.7%	38.8%

Our effective tax rate on earnings for the second quarter of 2012 was 41.6% compared to 38.8% for the same period in 2011. The increase in the effective income tax rate is due primarily to federal Work Opportunity Tax Credits which largely expired at the end of 2011. This income tax credit was designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state income taxes, federal tax credits and certain non-deductible expenses.

Page - 18

Future outlook for results of operations

The following highlights represent our expectations in regard to operating trends for the remainder of fiscal year 2012. These expectations are subject to revision as our business changes with the overall economy:

•
Due to our industry's sensitivity to economic factors, the inherent difficulty in forecasting the direction and strength of the economy and the short term nature of staffing assignments, our visibility for future demand is limited. As a result, we monitor a number of economic indicators as well as certain trends to estimate future revenue. Based on these anticipated trends, we expect continued revenue growth in 2012 assuming stable economic and customer conditions. However, we expect diminishing rate of revenue growth due to more challenging prior period revenue comparisons.

•
Our top priority remains to increase revenue through our existing branch network. This should produce strong incremental operating margins as we leverage our cost structure across additional revenue. We will continue to invest in our sales and customer service programs, which we believe will enhance our ability to capitalize on further revenue growth and customer retention.

•
Revenue associated with our largest customer was approximately $22.8 million or 6.4% of second quarter 2012 revenue. While we expect continued revenue from this customer, our work is project based and the completion of certain projects will impact our revenue. We are actively pursuing other project opportunities with our largest customer and other customers in related industries.

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

•
Minimum wage and certain unemployment taxes increased again in 2012 and we increased our billing rates to customers to cover these costs. Until the economy fully recovers and state unemployment funds have been replenished and related federal loans have been repaid by certain states, we expect continued increases to our unemployment taxes and our customers could be resistant to price increases to cover these costs.

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, timing of collections, seasonal sales patterns and profit margins.

Page - 19

Cash flows from operating activities

Our cash flows from operating activities were as follows (in millions):

	Twenty-six weeks ended
	June 29, 2012	July 1, 2011
Net income	$11.9	$9.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9.5	7.8
Provision for doubtful accounts	2.0	2.1
Stock-based compensation	4.8	4.1
Deferred income taxes	—	2.0
Other operating activities	1.0	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	(11.9)	(36.4)
Income taxes	4.5	1.0
Accounts payable and other accrued expenses	2.8	15.0
Workers' compensation claims reserve	0.9	(1.3)
Other assets and liabilities	2.3	(2.0)
Net cash provided by operating activities	$27.8	$1.1

Net cash provided by operating activities was $27.8 million for the twenty-six weeks ended June 29, 2012 as compared to net cash provided by operating activities of $1.1 million for the same period in 2011.

The increase in net cash provided by operating activities is partially offset by the use of cash to fund the increased accounts receivable due to continued revenue growth and normal seasonal patterns. The use of cash in the comparable period is larger primarily due to a low beginning balance of accounts receivable resulting from significant large customer payments received at the end of the fourth quarter of 2010.

Cash flows from investing activities

Our cash flows from investing activities were as follows (in millions):

	Twenty-six weeks ended
	June 29, 2012	July 1, 2011
Capital expenditures	$(9.5)	$(3.7)
Change in restricted cash and cash equivalents	9.8	70.3
Purchase of restricted investments	(18.2)	(78.3)
Maturities of restricted investments	12.7	5.3
Other	—	(2.8)
Net cash used in investing activities	$(5.2)	$(9.2)

Capital expenditures in 2012 and 2011 were primarily related to investments made to upgrade our proprietary information systems. Capital expenditures were higher in 2012 due to the completion of a new operating system and other technology investments. We anticipate that total capital expenditures will be approximately $15 million in 2012.

Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. The change in restricted cash and cash equivalents when combined with purchases of restricted investments net of maturities of restricted investments was $4.3 million for the period ended June 29, 2012. Restricted cash decreased in 2012 primarily due to a decrease in the collateral requirements by our workers' compensation insurance providers.

Page - 20

Cash flows from financing activities

Our cash flows from financing activities were as follows (in millions):

	Twenty-six weeks ended
	June 29, 2012	July 1, 2011
Purchases and retirement of common stock	$(4.0)	$(12.9)
Net proceeds from sale of stock through options and employee benefit plans	3.1	0.6
Common stock repurchases for taxes upon vesting of restricted stock	(2.0)	(1.6)
Payments on debt	(0.1)	(0.2)
Other	0.6	0.7
Net cash used in financing activities	$(2.4)	$(13.4)

Under our authorized stock repurchase program, we repurchased and retired 0.3 million shares of our common stock during the twenty-six weeks ended June 29, 2012 for a total amount of $4.0 million including commissions. We repurchased and retired 0.9 million shares of our common stock during the twenty-six weeks ended July 1, 2011 for a total amount of $12.9 million including commissions.

Capital Resources

We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building not to exceed $15 million, which is reduced quarterly by $0.4 million. As of June 29, 2012, the Tacoma headquarters office building liquidation value totaled $14 million. This borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of June 29, 2012, the maximum $80 million was available and letters of credit in the amount of $8 million had been issued against the facility, leaving an unused portion of $72 million. The letters of credit collateralize a portion of our workers' compensation obligation.

The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at June 29, 2012 was $72 million and the amount of cash and cash equivalents under control agreements was $134 million for a total of $206 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

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

Page - 21

We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. The majority of our collateral is held in a trust ("Trust") at Bank of New York Mellon. At June 29, 2012, we had restricted cash and investments totaling approximately $124.9 million.

Workers’ Compensation Commitments, Insurance and Collateral
Workers' Compensation Insurance
We provide workers’ compensation insurance for our temporary and permanent employees. Since July 2003 Chartis has been our workers' compensation carrier. The policy year is effective July 1 to June 30 and is subject to annual renewal. We completed our renewal with Chartis for the 2012 - 2013 policy year in June. For certain states we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits ("Excess Claims”).
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

Workers' Compensation Collateral
Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and/or surety bonds. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. Chartis is the beneficiary of the Trust held at Bank of New York Mellon, which holds the majority of the restricted cash collateralizing our self-insured workers' compensation policies.

Our total collateral commitments were made up of the following components (in millions):

	June 29, 2012	December 30, 2011
Cash collateral held by insurance carriers	$21.2	$21.3
Cash and cash equivalents held in Trust (1)	15.8	19.2
Investments held in Trust	82.2	78.0
Letters of credit (2)	9.8	16.7
Surety bonds (3)	16.1	16.2
Total collateral commitments	$145.1	$151.4
____________________

(1)	Included in this amount is $0.8 million of accrued interest at both June 29, 2012 and December 30, 2011.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 and $5.9 million of restricted cash collateralizing our letters of credit at June 29, 2012 and December 30, 2011, respectively.

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

Page - 22

Workers' Compensation Reserve

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	June 29, 2012	December 30, 2011
Total workers’ compensation reserve	$192.7	$191.8
Add back discount on reserves (1)	17.4	18.6
Less excess claims reserve (2)	(26.1)	(27.2)
Reimbursable payments to insurance provider (3)	2.6	2.9
Less portion of workers' compensation not requiring collateral	(41.5)	(34.7)
Total collateral commitments	$145.1	$151.4
____________________

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $192.7 million at June 29, 2012.
Our workers' compensation reserve for self-insured claims is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Reserves are estimated for claims incurred in the current year, as well as claims incurred during prior years. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:

•Changes in medical and time loss (“indemnity”) costs;
•Mix changes between medical only and indemnity claims;
•Regulatory and legislative developments that have increased benefits and settlement requirements;
•Types of work performed;
•The impact of safety initiatives; and,
•Positive or adverse development of claim reserves.
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At June 29, 2012, the weighted average rate was 2.4%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 29, 2012, the weighted average rate was 4.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18.9 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $27.3 million and $27.4 million as of June 29, 2012 and December 30, 2011, respectively.

Page - 23

Two of the workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.

Capital Resources Future Outlook

Our sources of liquidity are funds generated by operating activities, cash and cash equivalents, restricted cash and investments, and our Revolving Credit Facility. We have a cash and cash equivalents balance of $129.4 million, restricted cash and investments balance of $124.9 million, and $72 million of borrowing available under our existing Revolving Credit Facility as of June 29, 2012. We believe our sources of liquidity will be sufficient to sustain operations and strategic initiatives for the remainder of 2012 and beyond. The rate and sustainability of the current economic recovery is uncertain and, accordingly, our strategic business investments are paced to correspond with a sustainable economic recovery. We will continue to closely monitor expenses and capital expenditures. We believe we are well positioned to generate positive operating cash flows, fund opportunities to expand our presence, and take advantage of sustained economic growth.

On July 25, 2012, we filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission which, when effective, will replace our current Shelf Registration which expired in July 2012. The Shelf Registration will allow us to sell various securities in amounts and prices determined at the time of sale. The filing will enable us to access capital efficiently and quickly if needed, however, we have no current plans to make an offering.

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

Summary of Critical Accounting Estimates

Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011 and footnote 1 to our financial statements for the period ended June 29, 2012.

New Accounting Standards

See Note 1 to our Consolidated Financial Statements.

Page - 24

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of June 29, 2012, our disclosure controls and procedures are effective.

During the fiscal quarter ended June 29, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 25

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions to take effect through 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 tax penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, would increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

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

Page - 26

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

Page - 27

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

Under our authorized stock repurchase programs, we repurchased and retired 0.3 million shares of our common stock during the twenty-six weeks ended June 29, 2012 for a total amount of $4.0 million including commissions. On July 25, 2011, our Board of Directors approved a new program to repurchase an additional $75 million of our outstanding common stock. As of June 29, 2012, $35.6 million remained available for repurchase of common stock under the current authorization, which has no expiration date. We repurchased and retired 0.9 million shares of our common stock during the twenty-six weeks ended July 1, 2011 for a total amount of $12.9 million including commissions.

The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 29, 2012.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
3/31/12 through 4/27/12	497	$17.30	—	$39.6 million
4/28/12 through 5/25/12	10,290	$16.63	—	$39.6 million
5/26/12 through 6/29/12	279,826	$14.28	278,946	$35.6 million
Total	290,613	$14.37	278,946
____________________

(1)
During the thirteen weeks ended June 29, 2012, we purchased 11,667 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75 million share repurchase program in July 2011 that does not have an expiration date. As of June 29, 2012, $35.6 million remains available for repurchase of our common stock under the current authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Page - 29

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

101	Interactive Data Files (1)
____________________

(1)
XBRL Interactive Data Files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

Page - 30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/S/ STEVEN C. COOPER	7/30/2012
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/S/ DERREK L. GAFFORD	7/30/2012
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/S/ NORMAN H. FREY	7/30/2012
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 31