Form 10-Q/A
period 2012-06-29
TrueBlue, Inc.
filed 2012-08-28
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q/A
Amendment No. 1
_______________________________________________________________

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

EXPLANATORY NOTE

This Amendment to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2012, which was filed with the Securities and Exchange Commission on July 30, 2012 (the Original Filing), is being filed solely to amend the Original Filing to furnish our XBRL interactive data files as Exhibit 101, as required by Rule 405 of Regulations S-T. This amendment does not change or update the disclosures or amounts set forth in the Original Filing.

ITEM 6.	EXHIBITS

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1
Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101
The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended June 29, 2012, filed with the SEC on August 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements. (2)

____________________

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2012, which was filed with the Securities and Exchange Commission on July 30, 2012 (the Original Filing).

(2)
The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/S/ STEVEN C. COOPER	8/28/2012
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/S/ DERREK L. GAFFORD	8/28/2012
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/S/ NORMAN H. FREY	8/28/2012
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller