Form 10-Q
period 2012-09-28
TrueBlue, Inc.
filed 2012-10-29
CIK 768899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2012
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

As of October 19, 2012, there were 40,166,639 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 28, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$119,341	$109,311
Accounts receivable, net of allowance for doubtful accounts of $4.8 million and $5.8 million	183,101	153,878
Prepaid expenses, deposits and other current assets	8,376	9,252
Income tax receivable	432	1,874
Deferred income taxes	6,253	6,300
Total current assets	317,503	280,615
Property and equipment, net	57,418	56,239
Restricted cash and investments	132,052	130,498
Deferred income taxes	3,677	4,818
Goodwill	48,139	48,139
Intangible assets, net	17,358	19,433
Other assets, net	22,496	21,027
Total assets	$598,643	$560,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$22,057	$25,862
Accrued wages and benefits	43,510	35,271
Current portion of workers' compensation claims reserve	44,938	43,554
Other current liabilities	7,045	7,602
Total current liabilities	117,550	112,289
Workers’ compensation claims reserve, less current portion	152,835	148,289
Other long-term liabilities	3,718	6,612
Total liabilities	274,103	267,190

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,149 and 39,933 shares issued and outstanding	1	1
Accumulated other comprehensive income	3,013	2,643
Retained earnings	321,526	290,935
Total shareholders’ equity	324,540	293,579
Total liabilities and shareholders’ equity	$598,643	$560,769
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenue from services	$379,467	$371,379	$1,044,915	$965,857
Cost of services	274,237	271,528	766,914	710,644
Gross profit	105,230	99,851	278,001	255,213
Selling, general and administrative expenses	77,634	73,235	221,243	206,071
Depreciation and amortization	4,660	4,205	14,156	11,989
Income from operations	22,936	22,411	42,602	37,153
Interest expense	(266)	(371)	(900)	(1,059)
Interest and other income	675	694	1,986	1,857
Interest and other income, net	409	323	1,086	798
Income before tax expense	23,345	22,734	43,688	37,951
Income tax expense	8,998	8,821	17,474	14,724
Net income	$14,347	$13,913	$26,214	$23,227

Net income per common share:
Basic	$0.36	$0.33	$0.66	$0.54
Diluted	$0.36	$0.33	$0.66	$0.54
Weighted average shares outstanding:
Basic	39,516	41,612	39,547	42,813
Diluted	39,858	41,958	39,841	43,176

Comprehensive income	$14,851	$13,154	$26,586	$22,763
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Thirty-nine weeks ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$26,214	$23,227
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,156	11,989
Provision for doubtful accounts	4,305	4,424
Stock-based compensation	6,268	5,583
Deferred income taxes	1,191	899
Other operating activities	1,196	(471)
Changes in operating assets and liabilities:
Accounts receivable	(33,528)	(70,116)
Income taxes	2,206	6,950
Other assets	(592)	1,720
Accounts payable and other accrued expenses	(2,906)	19,634
Accrued wages and benefits	8,248	12,033
Workers’ compensation claims reserve	5,930	735
Other liabilities	280	(144)
Net cash provided by operating activities	32,968	16,463
Cash flows from investing activities:
Capital expenditures	(13,930)	(6,251)
Change in restricted cash and cash equivalents	487	65,104
Purchases of restricted investments	(18,153)	(87,768)
Maturities of restricted investments	14,418	6,193
Other	(250)	(6,800)
Net cash used in investing activities	(17,428)	(29,522)
Cash flows from financing activities:
Purchases and retirement of common stock	(4,386)	(50,143)
Net proceeds from stock option exercises and employee stock purchase plans	3,806	874
Common stock repurchases for taxes upon vesting of restricted stock	(2,076)	(1,692)
Payments on other liabilities	(3,987)	(302)
Other	764	674
Net cash used in financing activities	(5,879)	(50,589)
Effect of exchange rates on cash	369	(455)
Net change in cash and cash equivalents	10,030	(64,103)
CASH AND CASH EQUIVALENTS, beginning of period	109,311	163,153
CASH AND CASH EQUIVALENTS, end of period	$119,341	$99,050
See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1:	ACCOUNTING PRINCIPLES AND PRACTICES

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply a fair value hierarchy that prioritizes the inputs used to measure fair value:

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

Page - 6

Notes to Consolidated Financial Statements—(Continued)

The following presents the fair value and hierarchy for our cash equivalents and restricted investments (in millions):

	September 28, 2012	December 30, 2011
Level 1:
Cash equivalents (1)	$86.3	$55.5
Restricted cash equivalents (1)	26.6	31.2
Restricted investments classified as held-to-maturity (2)	—	1.0
Other restricted investments (3)	3.8	2.2
Level 2:
Restricted investments classified as held-to-maturity (4)	81.9	78.0
____________________

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits and investments with original maturities of three months or less.

(2)	Level 1 restricted investments classified as held-to-maturity consist of United States Treasury Securities.

(3)
Level 1 other restricted investments consist of deferred compensation investments which are comprised of mutual funds. We have an equal and offsetting accrued liability related to the deferred compensation plan.

(4)	Level 2 restricted investments classified as held-to-maturity consist of Municipal Securities, Corporate Securities, U.S. Agency Mortgages and U.S. Agency Debentures.

NOTE 3:	RESTRICTED CASH AND INVESTMENTS

Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in U.S. Treasury Securities, U.S. Agency Debentures, U.S. Agency Mortgages, Corporate Securities and Municipal Securities. The majority of our collateral obligations are held in a trust ("Trust") at the Bank of New York Mellon.

The following is a summary of restricted cash and investments (in millions):

	September 28, 2012	December 30, 2011
Cash collateral held by insurance carriers	$21.5	$21.3
Cash and cash equivalents held in Trust (1)	21.7	19.2
Investments held in Trust	80.0	78.0
Cash collateral backing letters of credit	1.8	5.9
Other (2)	7.1	6.1
Total restricted cash and investments	$132.1	$130.5
__________________

(1)	Included in this amount is $0.8 million of accrued interest at both September 28, 2012 and December 30, 2011.

(2)	Primarily consists of restricted cash in money market accounts and deferred compensation plan accounts which are comprised of mutual funds.

The following tables present fair value disclosures for our held-to-maturity investments which are carried at amortized cost (in millions):

	September 28, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$49.7	$1.2	$—	$50.9
Corporate bonds	14.2	0.4	—	14.6
Asset backed bonds	16.1	0.3	—	16.4
	$80.0	$1.9	$—	$81.9

Page - 7

Notes to Consolidated Financial Statements—(Continued)

	December 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$42.8	$0.8	$(0.1)	$43.5
Corporate bonds	16.1	0.2	—	16.3
Asset backed bonds	13.6	0.1	—	13.7
State government and agency securities	4.5	—	—	4.5
United States Treasury securities	1.0	—	—	1.0
	$78.0	$1.1	$(0.1)	$79.0

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in millions):

	September 28, 2012
	Amortized Cost	Fair Value
Due in one year or less	$11.3	$11.4
Due after one year through five years	40.1	41.1
Due after five years through ten years	28.6	29.4
	$80.0	$81.9

Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty.

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in millions):

	September 28, 2012	December 30, 2011
Buildings and land	$26.0	$24.5
Computers and software	88.2	80.5
Cash dispensing machines	4.2	4.5
Furniture and equipment	8.8	8.7
Construction in progress	6.7	3.6
	133.9	121.8
Less accumulated depreciation and amortization	(76.5)	(65.6)
	$57.4	$56.2

Capitalized software costs, net of accumulated amortization, were $30.7 million and $34.5 million as of September 28, 2012 and December 30, 2011, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally developed software.

Depreciation and amortization of property and equipment totaled $3.9 million and $3.4 million for the thirteen weeks ended September 28, 2012 and September 30, 2011, respectively. Depreciation and amortization of property and equipment totaled $11.8 million and $9.9 million for the thirty-nine weeks ended September 28, 2012 and September 30, 2011, respectively.

Page - 8

Notes to Consolidated Financial Statements—(Continued)

NOTE 5:	INTANGIBLE ASSETS

The following table presents our purchased intangible assets other than goodwill (in millions):

	September 28, 2012			December 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$19.1	$(9.9)	$9.2	$19.1	$(8.3)	$10.8
Trade name/trademarks	3.6	(1.6)	2.0	3.3	(1.3)	2.0
Non-compete agreements	2.5	(2.1)	0.4	2.5	(1.7)	0.8
	$25.2	$(13.6)	$11.6	$24.9	$(11.3)	$13.6
Indefinite-lived intangible assets:
Trade name/trademarks	$5.8	$—	$5.8	$5.8	$—	$5.8
____________________
(1)Excludes assets that are fully amortized.

Amortization of our finite-lived intangible assets was $0.8 million for both the thirteen weeks ended September 28, 2012 and September 30, 2011. Amortization of our finite-lived intangible assets was $2.4 million and $2.1 million for the thirty-nine weeks ended September 28, 2012 and September 30, 2011, respectively.

The following table provides the estimated future amortization of finite-lived intangible assets at September 28, 2012 (in millions):

Remainder of 2012	$0.8
2013	2.7
2014	2.7
2015	2.7
2016	2.3
2017	0.4
$11.6

We noted no significant events or circumstances that indicated a more likely than not potential impairment and accordingly did not perform an interim impairment test of our goodwill and indefinite-lived intangibles assets during the thirty-nine weeks ended September 28, 2012.

NOTE 6:	WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. For policy years beginning in July 2003 and thereafter Chartis has been our workers' compensation carrier. The policy year is effective July 1 to June 30 and is subject to annual renewal. We completed our renewal with Chartis for the 2012 - 2013 policy year in June. For years prior to 2003, we had coverage with other insurance providers. Furthermore, we have full liability for all further payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.
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

Page - 9

Notes to Consolidated Financial Statements—(Continued)

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 28, 2012, the weighted average rate was 2.3%. The claim payments are made over an estimated weighted average period of approximately 4.5 years. As of September 28, 2012 and December 30, 2011, the discounted workers’ compensation claims reserves were $197.8 million and $191.8 million, respectively.

Our workers’ compensation reserve includes estimated expenses related to claims above our deductible limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 28, 2012, the weighted average rate was 4.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18.9 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $27.0 million and $27.4 million as of September 28, 2012 and December 30, 2011, respectively, and are included in our workers' compensation reserves.
Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $5.8 million and $7.3 million to fully reserve against all receivables from Troubled Insurance Companies as of September 28, 2012 and December 30, 2011, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, as of September 28, 2012 and December 30, 2011 were $21.2 million and $20.1 million, respectively, and were included in Other assets, net in the accompanying Consolidated Balance Sheets.
Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:

•	Changes in medical and time loss (“indemnity”) costs;

•	Mix changes between medical only and indemnity claims;

•	Regulatory and legislative developments that have increased benefits and settlement requirements;

•	Type and location of work performed;

•	The impact of safety initiatives; and,

•	Positive or adverse development of claim reserves.
Workers’ compensation expense totaling $14.8 million was recorded for both the thirteen weeks ended September 28, 2012 and September 30, 2011. Workers’ compensation expense totaling $40.1 million and $37.4 million was recorded for the thirty-nine weeks ended September 28, 2012 and September 30, 2011, respectively. Workers’ compensation expense consists of: self-insurance reserves net of changes in discount; monopolistic jurisdictions’ premiums; insurance premiums; changes in the valuation allowance related to receivables from the Troubled Insurance Companies as described above; and other miscellaneous expenses.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Revolving credit facility

We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building not to exceed $15 million, which is reduced quarterly by $0.4 million. As of September 28, 2012, the Tacoma headquarters office building liquidation value totaled $14 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of September 28, 2012, the maximum $80 million was available and letters of credit in the amount of $7 million had been issued against the facility, leaving an unused portion of $73 million. The letters of credit collateralize a portion of our workers' compensation obligation.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at September 28, 2012 was $72.8 million and the amount of cash and cash equivalents under control agreements was $122.4 million for a total of $195.2 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

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

We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	September 28, 2012	December 30, 2011
Cash collateral held by insurance carriers	$21.5	$21.3
Cash and cash equivalents held in Trust (1)	21.7	19.2
Investments held in Trust	80.0	78.0
Letters of credit (2)	9.0	16.7
Surety bonds (3)	16.2	16.2
Total collateral commitments	$148.4	$151.4
____________________

(1)	Included in this amount is $0.8 million of accrued interest at both September 28, 2012 and December 30, 2011.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million and $5.9 million of restricted cash collateralizing our letters of credit at September 28, 2012 and December 30, 2011, respectively.

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

Stock-based compensation expense was as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Restricted and unrestricted stock and performance share units expense	$1.4	$1.3	$6.0	$5.1
Stock option expense	—	0.1	0.1	0.3
ESPP expense	0.1	0.1	0.2	0.2
Total stock-based compensation expense	$1.5	$1.5	$6.3	$5.6

Restricted and unrestricted stock and performance share units

Stock-based awards are issued under our 2005 Amended Long-Term Equity Incentive Plan. Restricted stock is granted to executive officers and key employees and vests annually over periods ranging from three to four years. Unrestricted stock granted to our directors vests immediately. Restricted and unrestricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period, net of estimated forfeitures.

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

Restricted, unrestricted stock and performance share units activity was as follows (shares in thousands):

	Thirty-nine weeks ended
	September 28, 2012
	Shares	Price (1)
Non-vested at beginning of period	1,266	$13.92
Granted	614	$16.84
Vested	(362)	$13.81
Forfeited	(98)	$13.80
Non-vested at the end of the period	1,420	$15.21
_____________________

(1)	Weighted average market price on grant-date.

As of September 28, 2012, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $7.5 million, of which $6.7 million is estimated to be recognized over a weighted average period of 1.6 years through 2016. As of September 28, 2012, total unrecognized stock-based compensation expense related to performance share units, assuming achievement of maximum financial goals was approximately $7.6 million, of which $3.4 million is currently estimated to be recognized over a weighted average period of 2.1 years through 2014.

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

There were no stock options granted during 2011 or during the thirty-nine weeks ended September 28, 2012.

Stock option activity was as follows (shares in thousands):

	Thirty-nine weeks ended
	September 28, 2012
	Shares	Price (1)
Outstanding, December 31, 2011	1,110	$15.64
Granted	—	$—
Exercised	(255)	$9.71
Expired/Forfeited	(153)	$18.04
Outstanding, September 28, 2012	702	$17.28

Exercisable, September 28, 2012	697	$17.33
Options expected to vest, September 28, 2012	5	$9.08
____________________

(1)	Weighted average exercise price.

Total unrecognized stock-based compensation expense related to non-vested stock options was de minimis as of September 28, 2012.

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

During the thirty-nine weeks ended September 28, 2012 and September 30, 2011, participants purchased 68,000 and 57,000 shares from the plan for cash proceeds of $0.9 million and $0.7 million, respectively.

NOTE 9:	STOCK REPURCHASES

On July 25, 2011, our Board of Directors approved a program to repurchase $75 million of our outstanding common stock. As of September 28, 2012, $35.2 million remained available for repurchase of common stock under the current authorization, which has no expiration date.

Under our authorized stock repurchase program, we repurchased and retired 0.3 million shares of our common stock during the thirty-nine weeks ended September 28, 2012 for a total amount of $4.4 million including commissions. We repurchased and retired 3.9 million shares of our common stock during the thirty-nine weeks ended September 30, 2011 for a total amount of $50.1 million including commissions.

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

The effective income tax rate was 40.0% for the thirty-nine weeks ended September 28, 2012. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state income taxes, federal tax credits and certain non-deductible expenses. As of September 28, 2012 and December 30, 2011, we had unrecognized tax benefits of $1.8 million and $1.7 million, respectively, recorded in accordance with current accounting guidance on uncertain tax positions.

NOTE 11:	NET INCOME PER SHARE

Adjusted net income and diluted common shares were calculated as follows (in millions, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net income	$14.3	$13.9	$26.2	$23.2

Weighted average number of common shares used in basic net income per common share	39.5	41.6	39.5	42.8
Dilutive effect of outstanding stock options and non-vested restricted stock	0.4	0.4	0.3	0.4
Weighted average number of common shares used in diluted net income per common share	39.9	42.0	39.8	43.2
Net income per common share:
Basic	$0.36	$0.33	$0.66	$0.54
Diluted	$0.36	$0.33	$0.66	$0.54

Anti-dilutive shares	0.7	1.1	0.7	0.7

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

NOTE 12:	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in millions):

	Thirty-nine weeks ended
	September 28, 2012	September 30, 2011
Cash paid during the period for:
Interest	$0.5	$0.7
Income taxes	$13.8	$6.9

As of September 28, 2012, we had acquired $0.8 million of property, plant and equipment on account that was not yet paid. During the thirty-nine weeks ended September 28, 2012, we paid $1.7 million for capital expenditures acquired on account as of December 30, 2011. Amounts for the thirty-nine weeks ended September 30, 2011 were de minimis. These are considered non-cash investing items.

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

Overview

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of temporary blue-collar staffing. We provide a wide range of specialized blue-collar staffing services. We have a network of 692 branches in all 50 states, Puerto Rico and Canada which supply our customers with temporary workers. In 2011, we connected approximately 325,000 people to work through the following blue-collar staffing brands: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline Drivers for dedicated and temporary drivers. Headquartered in Tacoma, Washington, we serve approximately 175,000 businesses primarily in the services, construction, transportation, manufacturing, retail and wholesale industries.

Revenue grew to $379.5 million, a 2.2% increase compared to the third quarter of 2011. Revenue growth slowed in the third quarter of 2012 due to lower revenue from our top customer, a decline in manufacturing and softening growth trends across the business. Services for our top customer are project-based and have been declining throughout the year as projects mature and our customer makes workforce adjustments. Excluding revenue from this customer, revenue grew 6.7%. The growth is driven primarily by our continued success in renewable energy construction projects. However, we have observed growing uncertainty in the economy. Revenue growth slowed during the third quarter of 2012 across most industries and geographies we serve.

Gross profit as a percent of revenue for the third quarter of 2012 of 27.7% improved by 0.8% from the comparable quarter in 2011 due to increased bill rates which more than offset increases for minimum wages and unemployment taxes in 2012, customer mix and payroll tax benefits. Our team continues to leverage our specialized approach in the blue-collar market along with disciplined pricing to drive higher gross margin.

SG&A as a percentage of revenue for the third quarter of 2012 of 20.5% increased by 0.8% from the comparable quarter in 2011 primarily due to the decline in revenue from our top customer in combination with the fixed costs of delivering services to this customer.

Net income grew by 3.1% to $14.3 million, or $0.36 per diluted share, compared to a net income of $13.9 million, or $0.33 per diluted share, for the third quarter of 2011.

We are in a strong financial position to fund working capital needs for planned growth and expansion opportunities. We have cash and cash equivalents of $119 million at September 28, 2012. As of September 28, 2012, $73 million was available under the Revolving Credit Facility.

Page - 16

Customer demand for blue-collar staffing services is dependent on the overall strength of the labor market and trends towards greater workforce flexibility within the blue-collar markets in which we operate. Softening economic conditions typically result in decreasing demand for labor, resulting in less demand for our staffing services. During periods of decreasing demand, it is progressively more challenging to produce incremental operating margins with our fixed cost structure. Future results will be dependent on whether the underlying economic uncertainty continues, trends in customer preference towards a more flexible workforce continue, and our ability to more effectively and efficiently serve customer needs.

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

Results of Operations

The following table presents selected financial data (in millions, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenue from services	$379.5	$371.4	$1,044.9	$965.9
Total revenue growth %	2.2%	18.7%	8.2%	15.3%

Gross profit as a % of revenue	27.7%	26.9%	26.6%	26.4%

Selling, general and administrative expenses	$77.6	$73.2	$221.2	$206.1
Selling, general and administrative expenses as a % of revenue	20.5%	19.7%	21.2%	21.3%

Income from operations	$22.9	$22.4	$42.6	$37.2
Income from operations as a % of revenue	6.0%	6.0%	4.1%	3.8%

Net Income	$14.3	$13.9	$26.2	$23.2
Net Income per diluted share	$0.36	$0.33	$0.66	$0.54

Revenue

Revenue from services in comparison with the same period in the prior year was as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenue from services	$379.5	$371.4	$1,044.9	$965.9
Total revenue growth %	2.2%	18.7%	8.2%	15.3%

Revenue grew to $379.5 million, a 2.2% increase compared to the third quarter of 2011. Revenue growth slowed in the third quarter of 2012 due to lower revenue from our top customer, decline in manufacturing and softening growth trends across the business. Services for our top customer are project-based and have been declining throughout the year as projects mature and our customer makes workforce adjustments. Excluding revenue from this customer, revenue grew 6.7%. The growth is driven primarily by our continued success in renewable energy construction projects. Our manufacturing business declined by approximately 3% compared to the third quarter of 2011. This is the first decline in this category since 2009. We have observed growing uncertainty in the economy. Revenue growth slowed during the third quarter of 2012 across most industries and geographies we serve. Monthly growth rates for the third quarter of 2012 as compared to the prior year, slowed from 8% for June 2012 to a 1% decline in September 2012. Excluding our top customer, monthly growth rates slowed from 10% for June 2012 to 4% for September 2012.

Page - 17

Our dedicated sales leaders continue to focus on our vertical market sales and service strategy. They have expertise in the specific industries we serve and actively pursue opportunities in vertical markets. This is particularly important in an uncertain economic environment where each industry and geography is experiencing economic uncertainty differently. These dedicated industry sales leaders partner with our national sales and service teams to meet the specific project needs of our national customers. Likewise, they provide our branches with best practice industry knowledge, including sales and service methods for each industry and capture opportunities in this uncertain economy. Our services remain relevant to customers who are turning to us as they manage their business through this uncertain environment.

Gross profit

Gross profit in comparison with the same period in the prior year was as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Gross profit	$105.2	$99.9	$278.0	$255.2
Gross profit as a % of revenue	27.7%	26.9%	26.6%	26.4%

Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation insurance costs, and reimbursable costs. Gross profit for the third quarter of 2012 includes a payroll tax benefit of 0.2%. Excluding this benefit, gross profit as a percent of revenue for the third quarter of 2012 improved 0.6% from the comparable quarter in 2011. The improvement was due to continued success of our disciplined pricing and increased billing rates which more than offset increases to minimum wage and unemployment taxes and customer mix. The customer mix improvement was largely due to less revenue from our top customer which carries a lower gross margin than our blended average gross margin. We continue to leverage our vertical market sales strategy to deliver specialized and differentiated services in the blue-collar market to drive higher gross profit as a percent of revenue.

Workers’ compensation expense decreased to 3.9% of revenue for the third quarter of 2012 as compared to 4.0% for the comparable quarter in 2011. We continue to actively manage the safety of our temporary workers with our risk management programs and work together with our network of service providers to control costs.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Selling, general and administrative expenses	$77.6	$73.2	$221.2	$206.1
Percentage of revenue	20.5%	19.7%	21.2%	21.3%

The increase in SG&A spending for the third quarter of 2012 of $4.4 million is primarily due to the variable selling and other operating expenses associated with increased revenue over the same period a year ago of $23.1 million for the third quarter excluding the revenue decline from our top customer. Third quarter SG&A as a percentage of revenue increased by 0.8% in comparison with the third quarter in 2011 primarily due to the decline in revenue from our top customer in combination with the fixed costs of delivering services to this customer. Our top customer is serviced by a centralized delivery model with a largely fixed cost structure which remains in place to leverage across the business.
We have continued to invest in our vertical market sales and service strategy and projects to further improve our efficiency and effectiveness in recruiting and retaining our temporary workers and attracting and retaining our customers. We completed a major investment in the operating system of our largest brand during the current quarter. We are seeing the benefits of improved operating efficiency.

Page - 18

Depreciation and amortization and interest

Depreciation and amortization and interest were as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Depreciation and amortization	$4.7	$4.2	$14.2	$12.0
Interest and other income, net	$0.4	$0.3	$1.1	$0.8

Depreciation and amortization for the third quarter of 2012 increased over the prior year by $0.5 million primarily from increased capital spending focused on enterprise technology improvement projects. These projects are designed to further improve our efficiency and effectiveness in recruiting and retaining our temporary workers and attracting and retaining our customers. During the third quarter of 2012 we completed a major upgrade to our proprietary branch operating system for our largest brand.

Income taxes

The effective income tax rate was as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Income tax expense	$9.0	$8.8	$17.5	$14.7
Effective income tax rate	38.5%	38.8%	40.0%	38.8%

Our effective tax rate on earnings for the third quarter of 2012 was 38.5% compared to 38.8% for the same period in 2011. The increase in the effective income tax rate for the thirty-nine weeks ended September 28, 2012 to 40.0% from 38.8% for the same period in 2011 is primarily due to the federal Work Opportunity Tax Credits that largely expired at the end of 2011. This income tax credit was designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state income taxes, federal tax credits and certain non-deductible expenses.

Future outlook for results of operations

The following highlights represent our expectations in regard to operating trends for the remainder of fiscal year 2012. These expectations are subject to revision as our business changes with the overall economy:

•
Due to our industry's sensitivity to economic factors, the inherent difficulty in forecasting the direction and strength of the economy and the short term nature of staffing assignments, our visibility for future demand is limited. As a result, we monitor a number of economic indicators as well as certain trends to estimate future revenue. Based on these anticipated trends, we expect the growing uncertainty in the economy to increase pressure on revenue in the fourth quarter of 2012 which we expect to continue into 2013.

•	Our top priorities for the fourth quarter of 2012 and 2013 are as follows:

1.
First, restoring revenue growth by adjusting our sales strategies to capitalize on current industry, geographic, and customer opportunities. Our blue collar specialization and vertical market focus are the foundations of our sales and service strategy.

2.	Second, continued focus on disciplined pricing of our services to maintain strong gross margins.

3.
Third, increasing the efficiency of delivering our services. We have experienced success with centralized service delivery models in placing skilled mechanics, technicians, drivers and trades people on renewable energy projects. We are evaluating opportunities to expand this across other skilled positions. We have also been investing in mobile technology solutions. We see compelling opportunities to improve the speed in assigning candidates to jobs and increase the productivity of our branch employees resulting in the consolidation of branches and other benefits to our cost structure. These technologies are currently under development and we expect to deploy them during the first half of 2013. We believe this will position us to begin generating efficiencies during the back half of 2013. The extent of additional efficiencies will be understood after our deployment and evaluation in 2013.

Page - 19

•
Services for our top customer are project-based and have been declining throughout the year as projects are completed and our customer makes workforce adjustments. While we expect continued revenue from this customer, our work is project based and the completion of certain projects will continue to impact our revenue trends. Revenue from this customer was $13 million in the third quarter of 2012 and we expect $5 million in the fourth quarter of 2012.

•
We actively pursue large project opportunities in vertical markets with growth opportunities. One of our largest successes is in the construction of renewable energy projects. While our growth rates have diminished due to more challenging prior year comparisons, renewable energy projects remain an attractive opportunity.

•
Where possible, we plan to expand the presence of our brands by sharing existing locations to achieve cost synergies. We plan to build on our success with centralized recruitment and dispatch of our temporary workers to locations without physical branches and expand our geographic reach. We also continue to evaluate strategic acquisitions in the blue-collar staffing market that can produce strong returns on investment. Our focus is on acquisitions that can accelerate the building of a national presence for a particular brand or that provide an opportunity to serve a new, but sizable portion of the blue-collar staffing market.

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, timing of collections, seasonal sales patterns and profit margins.

Cash flows from operating activities

Our cash flows from operating activities were as follows (in millions):

	Thirty-nine weeks ended
	September 28, 2012	September 30, 2011
Net income	$26.2	$23.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14.2	12.0
Provision for doubtful accounts	4.3	4.4
Stock-based compensation	6.3	5.6
Deferred income taxes	1.2	0.9
Other operating activities	1.2	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	(33.5)	(70.1)
Income taxes	2.2	7.0
Accounts payable and other accrued expenses	(2.9)	19.6
Accrued wages and benefits	8.2	12.1
Workers' compensation claims reserve	5.9	0.7
Other assets and liabilities	(0.3)	1.6
Net cash provided by operating activities	$33.0	$16.5

Net cash provided by operating activities was $33.0 million for the thirty-nine weeks ended September 28, 2012 as compared to net cash provided by operating activities of $16.5 million for the same period in 2011:

•	The increase in cash from operating activities is primarily due to continued revenue and corresponding net income growth.

•
The increase in net cash provided by operating activities is partially offset by the use of cash to fund the increased accounts receivable due to continued revenue growth and the normal seasonal peak of our revenue and corresponding accounts receivable growth during the third quarter.

Page - 20

•
The increase in accounts payable and accrued expenses in the comparable prior period is primarily due to the timing of $15.8 million due to our insurance provider. This amount is included in accrued liabilities and represents a timing difference between claim payments made by our insurance carrier and the reimbursement from cash held in the Trust. When claims are paid by our carrier, the amount is removed from the workers' compensation reserve but not removed from collateral until reimbursed to the carrier. This was remedied in the fourth quarter of 2011 and had an offsetting impact to restricted cash.

•	The increase in accrued wages and benefits is primarily due to timing of payments for payroll and payroll taxes.

•
Generally our workers' compensation reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the current year, our workers' compensation reserve increased as we increased the delivery of temporary labor services, partially offset by the timing of claim payments.

Cash flows from investing activities

Our cash flows from investing activities were as follows (in millions):

	Thirty-nine weeks ended
	September 28, 2012	September 30, 2011
Capital expenditures	$(13.9)	$(6.2)
Change in restricted cash and cash equivalents	0.5	65.1
Purchase of restricted investments	(18.2)	(87.8)
Maturities of restricted investments	14.4	6.2
Other	(0.2)	(6.8)
Net cash used in investing activities	$(17.4)	$(29.5)

Capital expenditures were primarily related to investments made to upgrade our proprietary information systems and invest in enterprise technology improvement projects. These projects are designed to further improve our efficiency and effectiveness in recruiting, dispatching and retaining our workers as well as leveraging our centralized service delivery and making it easier for the customer to do business. Capital expenditures were higher in 2012 due to the completion of a new operating system and other technology investments. We anticipate that total capital expenditures will be approximately $16 million in 2012.

Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. The net change in restricted cash and cash equivalents when combined with purchases of restricted investments net of maturities of restricted investments was $3.3 million for the period ended September 28, 2012. Restricted cash increased in 2012 primarily due to an increase in the collateral requirements by our workers' compensation insurance providers related to growth in operations.

The change in restricted cash and cash equivalents when combined with purchases of restricted investments net of maturities of restricted investments increased by $16.5 million for the thirty-nine weeks ended September 30, 2011. This increase is primarily due to the timing of $15.8 million due to our insurance carrier. This amount is included in accrued liabilities and represents the timing difference between claim payments made by our insurance carrier and the reimbursement from cash held in the Trust. When claims are paid by our carrier, the amount is removed from the workers' compensation reserve but not removed from collateral until reimbursed to the carrier. This was remedied in the fourth quarter of 2011.

Page - 21

Cash flows from financing activities

Our cash flows from financing activities were as follows (in millions):

	Thirty-nine weeks ended
	September 28, 2012	September 30, 2011
Purchases and retirement of common stock	$(4.4)	$(50.1)
Net proceeds from stock option exercises and employee stock purchase plans	3.8	0.9
Common stock repurchases for taxes upon vesting of restricted stock	(2.1)	(1.7)
Payments on other liabilities	(4.0)	(0.3)
Other	0.8	0.6
Net cash used in financing activities	$(5.9)	$(50.6)

Under our authorized stock repurchase program, we repurchased and retired 0.3 million shares of our common stock during the thirty-nine weeks ended September 28, 2012 for a total amount of $4.4 million including commissions. We repurchased and retired 3.9 million shares of our common stock during the thirty-nine weeks ended September 30, 2011 for a total amount of $50.1 million including commissions.

Capital resources

We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building not to exceed $15 million, which is reduced quarterly by $0.4 million. As of September 28, 2012, the Tacoma headquarters office building liquidation value totaled $14 million. This borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of September 28, 2012, the maximum $80 million was available and letters of credit in the amount of $7 million had been issued against the facility, leaving an unused portion of $73 million. The letters of credit collateralize a portion of our workers' compensation obligation.

The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at September 28, 2012 was $73 million and the amount of cash and cash equivalents under control agreements was $122 million for a total of $195 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

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

Page - 22

We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. The majority of our collateral is held in a trust ("Trust") at Bank of New York Mellon. At September 28, 2012, we had restricted cash and investments totaling approximately $132.1 million.

Workers’ compensation insurance, collateral and claims reserves
Workers' compensation insurance
We provide workers’ compensation insurance for our temporary and permanent employees. For policy years beginning in July 2003 and thereafter Chartis has been our workers' compensation carrier. The policy year is effective July 1 to June 30 and is subject to annual renewal. We completed our renewal with Chartis for the 2012 - 2013 policy year in June. For certain states we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs. The majority of our current workers’ compensation insurance policies cover claims for an event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits ("Excess Claims”).

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

Our total collateral commitments were made up of the following components (in millions):

	September 28, 2012	December 30, 2011
Cash collateral held by insurance carriers	$21.5	$21.3
Cash and cash equivalents held in Trust (1)	21.7	19.2
Investments held in Trust	80.0	78.0
Letters of credit (2)	9.0	16.7
Surety bonds (3)	16.2	16.2
Total collateral commitments	$148.4	$151.4
____________________

(1)	Included in this amount is $0.8 million of accrued interest at both September 28, 2012 and December 30, 2011.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million and $5.9 million of restricted cash collateralizing our letters of credit at September 28, 2012 and December 30, 2011, respectively.

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

Page - 23

Workers' compensation claims reserve

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	September 28, 2012	December 30, 2011
Total workers’ compensation reserve	$197.8	$191.8
Add back discount on reserves (1)	16.6	18.6
Less excess claims reserve (2)	(26.8)	(27.2)
Reimbursable payments to insurance provider (3)	1.8	2.9
Less portion of workers' compensation not requiring collateral	(41.0)	(34.7)
Total collateral commitments	$148.4	$151.4
____________________

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $197.8 million at September 28, 2012.
Our workers' compensation reserve for self-insured claims is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Reserves are estimated for claims incurred in the current year, as well as claims incurred during prior years. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:

•	Changes in medical and time loss (“indemnity”) costs;

•	Mix changes between medical only and indemnity claims;

•	Regulatory and legislative developments that have increased benefits and settlement requirements;

•	Types of work performed;

•	The impact of safety initiatives; and,

•	Positive or adverse development of claim reserves.
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At September 28, 2012, the weighted average rate was 2.3%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 28, 2012, the weighted average rate was 4.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18.9 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $27.0 million and $27.4 million as of September 28, 2012 and December 30, 2011, respectively.

Two of the workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.

Page - 24

Capital resources future outlook

Our sources of liquidity are funds generated by operating activities, cash and cash equivalents, restricted cash and investments and our Revolving Credit Facility. We have a cash and cash equivalents balance of $119 million, restricted cash and investments balance of $132 million, and $73 million of borrowing available under our existing Revolving Credit Facility as of September 28, 2012. We believe our sources of liquidity will be sufficient to sustain operations and strategic initiatives for the remainder of 2012 and beyond. The economy remains uncertain and, accordingly, we will continue to closely monitor expenses and capital expenditures. We believe we are well positioned to generate positive operating cash flows, fund opportunities to expand our presence, and take advantage of a return to economic growth.

On July 25, 2012, we filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission that replaced our previous Shelf Registration which expired in July 2012. The Shelf Registration will allow us to sell various securities in amounts and prices determined at the time of sale. The filing will enable us to access capital efficiently and quickly if needed, however, we have no current plans to make an offering.

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

Summary of Critical Accounting Estimates

Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011 and footnote 1 to our financial statements for the period ended September 28, 2012.

New Accounting Standards

See Note 1 to our Consolidated Financial Statements.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 28, 2012, our disclosure controls and procedures are effective.

During the fiscal quarter ended September 28, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Page - 27

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
We expect to continue making acquisitions and entering into new business ventures or initiatives as part of our long-term business strategy.

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

Page - 28

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

Under our authorized stock repurchase programs, we repurchased and retired 0.3 million shares of our common stock during the thirty-nine weeks ended September 28, 2012 for a total amount of $4.4 million including commissions. On July 25, 2011, our Board of Directors approved a program to repurchase $75 million of our outstanding common stock. As of September 28, 2012, $35.2 million remained available for repurchase of common stock under the current authorization, which has no expiration date. We repurchased and retired 3.9 million shares of our common stock during the thirty-nine weeks ended September 30, 2011 for a total amount of $50.1 million including commissions.

The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 28, 2012.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
6/30/12 through 7/27/12	27,934	$14.44	27,357	$35.2 million
7/28/12 through 8/24/12	2,176	$15.51	—	$35.2 million
8/25/12 through 9/28/12	1,966	$15.91	—	$35.2 million
Total	32,076	$14.60	27,357
____________________

(1)
During the thirteen weeks ended September 28, 2012, we purchased 4,719 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75 million share repurchase program in July 2011 that does not have an expiration date. As of September 28, 2012, $35.2 million remains available for repurchase of our common stock under the current authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Page - 30

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
The following financial information from our Quarterly Report on Form 10-Q the quarter ended September 28, 2012, filed with the SEC on October 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements. (1)

____________________

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of
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

TrueBlue, Inc.

/S/ STEVEN C. COOPER	10/29/2012
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/S/ DERREK L. GAFFORD	10/29/2012
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/S/ NORMAN H. FREY	10/29/2012
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller

Page - 32