Form 10-K
period 2012-12-28
TrueBlue, Inc.
filed 2013-02-21
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 28, 2012
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
Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 29, 2012, was approximately $0.611 billion.
As of February 8, 2013, there were 40,609,618 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 15, 2013, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.
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
2012 Annual Report on Form 10-K

Page - 3

TrueBlue, Inc.
Form 10-K
PART I

Item 1.	BUSINESS
TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of temporary blue-collar staffing services. We provide a wide range of specialized blue-collar staffing services. We operate as Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for mechanics and technicians for the aviation and transportation industries, and Centerline Drivers for dedicated and temporary drivers. We have a network of 691 branches in all 50 states, Puerto Rico and Canada, customer on-site locations generally dedicated to one customer, and national service centers, which supply our customers with temporary workers.
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
Temporary Staffing Industry
The temporary staffing industry supplies temporary staffing services to minimize the cost and effort of hiring and administering permanent employees in order to rapidly respond to changes in business conditions, to temporarily replace absent employees, to temporarily fill new positions, and to convert fixed or permanent labor costs to variable or flexible costs. Temporary staffing companies act as intermediaries in matching available temporary workers to employer assignments. The demand for a flexible workforce continues to grow with competitive and economic pressures to reduce costs and respond to changing market conditions.
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
The blue-collar staffing market is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing temporary staffing services has increased due to low barriers to entry and during recessionary periods the number of companies has decreased through consolidation, bankruptcies, or other events. The temporary staffing industry is experiencing increased demand in relation to total job growth as customers have placed a greater priority on maintaining a more flexible workforce.
Long-term Strategies
Our long term strategies are clearly focused on creating shareholder value. Creating differentiated services, developing transformational competitive advantages, and increasing the efficiency of our service delivery model are underlying strategic principles that guide our strategies.
Our primary strategic focus is creating specialization in the services we offer. Our customers have a variety of challenges in running their business, many of which are unique to the industry in which they operate. Our objective is to be the leading provider of blue-collar staffing by providing specialized service offerings which will improve the productivity and performance of our customers. We believe that specialization differentiates us from our competition and ensures we deliver industry specific solutions tailored to the specific needs of our customers. We have and continue to invest in building industry expertise in various blue collar markets. Those investments have strengthened our ability to provide compelling workforce solutions for our customers. We have also built our sales and service capabilities for national customers while maintaining our core strength of selling and servicing small to mid-sized businesses at the local level. Our specialization substantially improves our ability to provide quality solutions that customers value.
We believe technology can transform traditional methods of doing business in our industry. We are investing in mobile texting solutions which will drive substantial productivity gains in a variety of ways. We believe mobile solutions will increase the number and quality of potential workers as candidates are increasingly looking for efficient and convenient ways to connect with work

Page - 4

opportunities. We expect it will reduce the amount of time it takes our branches to match and assign temporary workers to jobs; particularly for hard-fill-jobs and large short-notice orders. We believe revenues will increase from new business and from fewer unfilled orders in our current business. Also, we believe the geographic reach of our branches will increase and provide the opportunity to reduce occupancy costs by consolidating local branches.
As we consolidate our branch network, we plan to centralize certain recruiting, placement, and customer service duties in major metropolitan areas. Historically, our branches are staffed by generalist positions performing a variety of sales and service activities. We plan to centralize and specialize selected sales and service activities to further improve the productivity and quality of our service.
Acquisitions continue to be a key growth strategy. We have completed a variety of acquisitions in the past and believe we have developed a strong set of competencies in assessing, valuing, and integrating acquisitions. We are excited about the future of the temporary staffing industry and believe we can continue to create shareholder value through acquisitions.
Operations
We provide a wide range of specialized blue-collar staffing services. We operate as Labor Ready for on-demand general labor, Spartan Staffing for skilled manufacturing and logistics labor, CLP Resources for skilled trades for commercial, industrial and energy construction as well as building and plant maintenance, PlaneTechs for skilled mechanics and technicians to the aviation and transportation industries, and, Centerline Drivers for temporary and dedicated drivers to the transportation and distribution industries. Our operations are all in the blue-collar staffing market of the temporary staffing industry. All our brands:

•	Provide blue-collar temporary labor services to our customers;

•	Serve customers who have a need for temporary staff to perform blue-collar tasks which do not require a permanent employee;

•	Build a temporary workforce through recruiting, screening and hiring. Temporary workers are dispatched to customers where they work under the supervision of our customers;

•
Drive profitability by managing the bill rates to our customers and the pay rates to our workers. Profitable growth requires increased volume and or bill rates which grow faster than pay rates and leveraging our cost structure; and

•
Use innovative technology to improve our ability to recruit quality workers, effectively match workers to the needs of our customers, and meet our customers' needs more efficiently. We are focused on improving the ease of doing business with us for both our temporary workers and customers.

Our long-term financial performance expectations of all our brands are similar as are the underlying financial and economic metrics used to manage those brands. Profitable growth is driven by leveraging our cost structure across all brands to achieve economies of scale and investing in technology that improves our productivity.
Our business is generally conducted through a broad network of local branch locations, customer on-site locations generally dedicated to one customer and national service centers. We have a growing capability to service remote customer needs and work sites where we have no physical location. Management of our temporary staffing operations is coordinated from our headquarters in Tacoma, Washington where we provide support and centralized services to our brands and network of offices.
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
During 2012, we served approximately 140,000 customers in the services, retail, wholesale, manufacturing, transportation, aviation, and construction industries. Our ten largest customers accounted for 22% of total revenue for 2012, 19% for 2011 and 19% for 2010. Sales to our largest customer accounted for 7% of total revenue for 2012, 8% for 2011 and 9% for 2010.

Page - 5

Employees and Temporary Associates
As of December 28, 2012 we employed approximately 2,900 full-time and part-time employees. In addition, we placed approximately 350,000 temporary workers on assignments with our customers during 2012. We recruit temporary workers daily so that we can be responsive to the planned as well as unplanned needs of the customers we serve. We attract our pool of temporary workers through personal referrals, online resources, extensive internal databases, advertising, job fairs, and various other methods. We identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to a customer’s requirements. This enables our customers to obtain immediate value by placing a highly productive and skilled employee on the job site. We use a variety of proprietary programs for identifying and assessing the skill level of our temporary workers when selecting a particular individual for a specific assignment and retaining those workers for future assignments. We believe that our assessment systems enable us to offer a higher quality of service by increasing productivity, decreasing turnover, and reducing absenteeism.
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

Page - 6

The staffing industry has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire permanent workers when long-term demand is expected to increase. As a consequence, our revenues tend to increase quickly when the economy begins to grow and, conversely, our revenues also decrease quickly when the economy begins to weaken. While we have longer-term customer relationships, which are not directly dependent upon the economic cycle, these revenues are not significant enough to offset the impact of cyclical economic activity for our temporary staffing services.
Financial Information about Geographic Areas
The following table depicts our revenue earned from within the United States and from international operations for the past three fiscal years (in millions, except percentages).

	2012		2011		2010
United States (including Puerto Rico)	$1,341.5	96.5%	$1,266.3	96.2%	$1,105.5	96.2%
International operations (Canada)	48.0	3.5%	49.7	3.8%	43.9	3.8%
Total revenue from services	$1,389.5	100.0%	$1,316.0	100.0%	$1,149.4	100.0%
The international operations are dependent on shared information and communications equipment housed and maintained in the United States. Net property and equipment located in international operations was less than 1% of total property and equipment in each of the last three fiscal years.
Available Information
Our Annual Report on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”) are publicly available, free of charge, on our website at www.trueblue.com or at www.sec.gov as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board Committee Charters are also posted to our website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Page - 7

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
The demand for our blue-collar staffing services is highly dependent upon the state of the economy and upon staffing needs of our customers. As economic activity slows, companies tend to reduce their use of temporary employees before terminating their regular employees. Significant declines in demand and corresponding revenues, can result in expense de-leveraging, which would result in lower profit levels. Any variation in the economic condition or unemployment levels of the United States, Puerto Rico and Canada or in the economic condition of any region or specific industry in which we have a significant presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits.
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
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions to take effect through 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 tax penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.
We may incur employment related and other claims that could materially harm our business.
We employ individuals on a temporary basis and place them in our customers' workplaces. We have minimal control over our customers' workplace environments. As the employer of record of our temporary workers, we incur a risk of liability for various workplace events, including claims for personal injury, wage and hour violations, discrimination or harassment, and other actions or inactions of our temporary workers. In addition, some or all of these claims may give rise to litigation including class action litigation. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
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
We provide workers' compensation insurance for our temporary workers. Our workers' compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG, formerly known as Chartis. Our insurance carriers require us to collateralize a significant portion of our workers' compensation obligation. The majority of collateral is held in trust by a third party for the payment of these claims. The loss or decline in value of the collateral could require us to seek additional sources of capital to pay our workers' compensation claims. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. As our business grows or our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. The loss of our workers' compensation insurance coverage

Page - 8

would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
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
The efficient operation of our business is dependent on our management information systems. We rely heavily on proprietary management information systems to manage our order entry, order fulfillment, pricing and collections, as well as temporary worker recruitment, dispatch and payment. Our management information systems, mobile device technology and related services, and other technology may not yield the intended results. Our systems may experience problems with functionality and associated delays. The failure of our systems to perform as we anticipate could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially. Our primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees. Failure of our systems to perform may require significant additional capital and management resources to resolve, causing material harm to our business.
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
We compete with other temporary staffing companies to meet our customer needs and we must continually attract qualified temporary workers to fill positions. Attracting and retaining some skilled temporary employees depends on factors such as desirability of the assignment, location, and the associated wages and other benefits. We have in the past experienced worker shortages and we may experience such shortages in the future. Further, if there is a shortage of temporary workers, the cost to employ these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business.

Page - 9

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
Failure to protect the integrity and security of our employees' and customers' information, including proprietary information, could expose us to litigation and materially damage our relationship with our employees and our customers. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions. Our failure to adhere to or successfully implement changes in response to the changing regulatory requirements could result in legal liability, additional compliance costs, and damage to our reputation.
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

Page - 10

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI. The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange during the last two fiscal years:

	High	Low
December 28, 2012
Fourth Quarter	$16.51	$11.84
Third Quarter	$17.40	$14.18
Second Quarter	$18.22	$13.59
First Quarter	$18.13	$14.17
December 30, 2011
Fourth Quarter	$14.69	$10.40
Third Quarter	$16.43	$10.80
Second Quarter	$17.58	$12.84
First Quarter	$19.25	$14.68
Holders of the Corporation’s Capital Stock
We had approximately 561 shareholders of record as of February 8, 2013.
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our lending facility, which may have the effect of restricting our ability to pay dividends.
Stock Repurchases
Under our authorized stock repurchase programs, we repurchased and retired 0.3 million shares of our common stock during 2012 for a total amount of $4.4 million, including commissions. In July 2011, our Board of Directors approved a program to repurchase $75 million of our outstanding common stock. As of December 28, 2012, $35.2 million remained available for repurchase of common stock under the current authorization, which has no expiration date. We repurchased and retired 4.5 million shares of our common stock during 2011 for a total amount of $56.9 million including commissions.
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 28, 2012.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
9/29/12 through 10/26/12	842	$15.86	—	$35.2 million
10/27/12 through 11/23/12	1,756	$13.70	—	$35.2 million
11/24/12 through 12/28/12	2,880	$14.60	—	$35.2 million
Total	5,478	$14.50	—
____________________

(1)
During the thirteen weeks ended December 28, 2012, we purchased 5,478 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75 million share repurchase program in July 2011 that does not have an expiration date. As of December 28, 2012, $35.2 million remains available for repurchase of our common stock under the current authorization.

Page - 11

TrueBlue Stock Comparative Performance Graph
The following graph depicts our stock price performance from December 28, 2007 through December 28, 2012, relative to the performance of the S&P Smallcap 600 Index, and a peer group of companies in the temporary staffing industry. All indices shown in the graph have been reset to a base of 100 as of December 28, 2007, and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among TrueBlue, Inc., the S&P Smallcap 600 Index
and Selected Peer Group

TOTAL RETURN TO SHAREHOLDERS
(assumes $100 investment on 12/28/2007)

140
120
100
80
60
40
Dollars
2007
2008
2009
2010
2011
2012
TrueBlue, Inc.
Peer Group (1)
S&P Smallcap 600 Index

Total Return Analysis	2007	2008	2009	2010	2011	2012
TrueBlue, Inc.	$100	$62	$101	$122	$94	$105
Peer Group (1)	$100	$63	$102	$121	$83	$100
S&P Smallcap 600 Index (2)	$100	$64	$85	$104	$104	$117
___________________

(1)	The peer group includes Kelly Services, Inc., Manpower, Inc., Robert Half International, Adecco SA and Randstad.

(2)
In 2012 we selected the S&P Smallcap 600 Index as an index comparison due to our market capitalization being more in line with this index as opposed to the using the S&P Midcap 400 Index. The S&P Midcap 400 Index had a 2012 total return of $116 based on an assumed $100 investment on 12/28/2007.

Page - 12

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
Summary Consolidated Financial and Operating Data
As of and for the Fiscal Year Ended (1)
(in millions, except per share data and number of branches)

	2012 (52 Weeks)	2011 (52 Weeks)	2010 (53 Weeks)	2009 (52 Weeks)	2008 (52 Weeks)
Statements of Operations Data:
Revenue from services	$1,389.5	$1,316.0	$1,149.4	$1,018.4	$1,384.3
Cost of services	1,017.1	969.0	845.9	727.4	971.8
Gross profit	372.4	347.0	303.5	291.0	412.5
Selling, general and administrative expenses	300.5	282.8	258.8	262.2	332.1
Goodwill and intangible asset impairment	—	—	—	—	61.0
Depreciation and amortization	18.9	16.4	16.5	17.0	16.8
Interest and other income, net	1.6	1.5	0.9	2.3	5.5
Income before tax expenses	54.6	49.3	29.1	14.1	8.1
Income tax expense	21.0	18.5	9.3	5.3	12.3
Net income (loss)	$33.6	$30.8	$19.8	$8.8	$(4.2)

Net income (loss) per diluted share	$0.84	$0.73	$0.46	$0.20	$(0.10)

Weighted average diluted shares outstanding	39.9	42.3	43.5	43.0	42.9

	At Fiscal Year End,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Working capital	$203.6	$168.3	$207.6	$163.2	$147.5
Total assets	$601.7	$560.8	$546.5	$518.1	$519.7
Long-term liabilities	$154.5	$154.9	$147.8	$147.9	$154.2
Total liabilities	$268.1	$267.2	$233.8	$232.7	$249.5
Branches open at period end	691	712	721	754	850
 ____________________

(1)
Our fiscal year ends on the last Friday in December. The 2012 fiscal year ended on December 28, 2012, included 52 weeks. The 2010 fiscal year ended on December 31, 2010, included 53 weeks, with the 53rd week falling in our fourth fiscal quarter. All other prior years presented included 52 weeks.

The operating results reported above include the results of acquisitions subsequent to their respective purchase dates. In February 2008, we acquired substantially all of the assets of TLC Services Group, Inc. and in April 2008, we acquired 100% of the common stock of Personnel Management, Inc.
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future.

Page - 13

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
OVERVIEW
TrueBlue is a leading provider of temporary blue-collar staffing. We provide a wide range of specialized blue-collar staffing services. We have a network of 691 branches in all 50 states, Puerto Rico and Canada, customer on-site locations generally dedicated to one customer, and national service centers which supply our customers with temporary workers. In 2012, we connected approximately 350,000 people to work through the following blue-collar staffing brands: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline Drivers for dedicated and temporary drivers. Headquartered in Tacoma, Washington, we serve approximately 140,000 businesses primarily in the services, construction, transportation, manufacturing, retail and wholesale industries.
Revenue grew to $1.4 billion for 2012, a 5.6% increase compared to the prior year. Revenue growth slowed in the second half of 2012 due to lower revenue from a large customer and softening growth trends across the business. Services related to this large customer are project based and have been declining throughout the year as the project matures and our customer makes workforce adjustments. Excluding revenue from this customer, revenue grew 8.6%. The growth is driven primarily by our continued success in renewable energy construction projects along with an improving construction market.
Our revenue growth is also due to the continued success of our specialized market sales and service strategy. Our dedicated sales leaders have expertise in the specific industries we serve. They partner with our service teams to meet the specific project needs of our national customers. Likewise, they provide our branches with best practice industry knowledge including sales and service methods for each industry. Our local sales and service teams build strong customer relationships and loyalty in providing tailored solutions that meet the day to day needs of our local customers.
Gross profit as a percent of revenue for fiscal 2012 of 26.8% improved by 0.4% compared to 2011 primarily due to increased bill rates which more than offset increases to minimum wages and unemployment taxes in 2012. We continue to be selective in the customers we serve and diligent in our approach to setting appropriate bill rates.
Selling, general, and administrative expenses as a percentage of revenue remained relatively constant at 21.6% for 2012 as compared to 21.5% for the prior year. Revenue from a large customer declined approximately $30 million compared to 2011. The operations servicing this customer were not reduced as they are located in a national recruiting and service center that is being leveraged to grow other service lines.
Net income grew by 9.2% to $34 million, or $0.84 per diluted share for fiscal 2012, compared to a net income of $31 million, or $0.73 per diluted share, for fiscal 2011.
We are in a strong financial position to fund working capital needs for planned 2013 growth and expansion opportunities. We have cash and cash equivalents of $130 million at December 28, 2012. As of December 28, 2012, the maximum $80 million was available under the Revolving Credit Facility and $7 million of letters of credit had been issued against the facility, leaving an unused portion of $73 million.

Page - 14

RESULTS OF OPERATIONS
The following table presents selected financial data (in millions, except percentages and per share amounts):

	2012	2011	2010
Revenue from services	$1,389.5	$1,316.0	$1,149.4
Total revenue growth %	5.6%	14.5%	12.9%

Gross profit as a % of revenue	26.8%	26.4%	26.4%

Selling, general and administrative expenses	$300.5	$282.8	$258.7
Selling, general and administrative expenses as a % of revenue	21.6%	21.5%	22.5%

Income from operations	$53.0	$47.8	$28.3
Income from operations as a % of revenue	3.8%	3.6%	2.5%

Net Income	$33.6	$30.8	$19.8
Net Income per diluted share	$0.84	$0.73	$0.46
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
Revenue
Revenue from services in comparison with the same period in the prior year was as follows (in millions, except percentages):

	2012	2011	2010
Revenue from services	$1,389.5	$1,316.0	$1,149.4
Total revenue growth %	5.6%	14.5%	12.9%
Revenue grew to $1.4 billion for 2012, a 5.6% increase compared to the prior year. Revenue growth slowed in the second half of 2012 due to manufacturing declines, softening growth trends across the business, and lower revenue from a large customer. Services related to this large customer are project based and have been declining throughout the year as the project matures and our customer makes workforce adjustments. Excluding revenue from this customer revenue grew 8.6%. Our revenue growth is also due to the continued success of our specialized market sales and service strategy. Our dedicated sales leaders have expertise in the specific industries we serve. They partner with our service teams to meet the specific project needs of our national customers. Likewise, they provide our branches with best practice industry knowledge including sales and service methods for each industry. Our local sales and service teams build strong customer relationships and loyalty in providing tailored solutions that meet the day to day needs of our local customers. As a result we have experienced continued success in renewable energy construction projects along with an improving construction market.
For fiscal 2011, revenue grew to $1.3 billion, a 14.5% increase compared to the prior year. The strong revenue growth in 2011 was primarily driven by strong demand for our services across most major industries and geographies. We experienced double digit revenue growth in most of the industry groups we serve.
Gross profit
Gross profit in comparison with the same period in the prior year was as follows (in millions, except percentages):

	2012	2011	2010
Gross profit	$372.4	$347.0	$303.5
Gross profit as a % of revenue	26.8%	26.4%	26.4%

Page - 15

Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation insurance costs, and reimbursable costs. Gross profit as a percent of revenue improved by 0.4% for fiscal 2012 primarily due to increased bill rates which more than offset increases to minimum wages and unemployment taxes in 2012. Our team continues to leverage our specialized approach in the blue-collar market along with disciplined pricing to drive higher gross margin. We are selective in the customers we serve and diligent in our approach to setting appropriate bill rates.
Workers’ compensation expense was 3.8% of revenue for fiscal 2012 and 3.9% for fiscal 2011. We actively manage the safety of our temporary workers with our risk management programs and work together with our network of service providers to control costs. We further reduced accidents for fiscal 2012 and the associated cost of workers' compensation.
For Fiscal 2011, gross profit as a percentage of revenue was unchanged compared to fiscal 2010 due to offsetting factors. Gross profit as a percentage of revenue for fiscal 2010 included the benefit of HIRE Act credits, net of other payroll tax items, of 0.2% of revenue. The HIRE Act provided incentives for hiring and retaining workers by exempting the employer share of the social security tax on wages paid to qualified individuals beginning on March 18, 2010 and expired on December 31, 2010. Excluding the benefit of these net 2010 HIRE Act credits, gross profit as a percent of revenue for 2011 compared to 2010 has improved by 0.2%. The improvement was primarily due to our success with pricing and increased billing rates. Workers’ compensation expense was 3.9% of revenue for fiscal 2011 and 3.8% for fiscal 2010.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were as follows (in millions, except percentages):

	2012	2011	2010
Selling, general and administrative expenses	$300.5	$282.8	$258.7
Percentage of revenue	21.6%	21.5%	22.5%
SG&A as a percentage of revenue remained relatively constant at 21.6% for 2012 as compared to 21.5% for the prior year. The increase in SG&A spending of $17.7 million or 6.2% for fiscal 2012 is primarily due to the variable selling and other operating expenses associated with the revenue increase of $73.5 million or 5.6%. Excluding revenue from a large customer, revenue increased $103.8 million or 8.6% over the prior year. Revenue from this large customer declined approximately $30 million compared to 2011. The operations servicing this customer were not reduced as they are located in a national recruiting and service center that is being leveraged to grow other service lines. We remain focused on leveraging our cost structure which should produce incremental operating margins with additional future revenue.
We have continued to invest in our specialized vertical market sales and service strategy and projects to further improve our efficiency and effectiveness in recruiting and retaining our temporary workers and attracting and retaining our customers. We completed a major investment in the operating system of our largest brand during 2012. We are seeing the benefits of improved operating efficiency.
For fiscal 2011, SG&A declined to 21.5% as a percentage of revenue as compared to 22.5% for fiscal 2010. During 2011 we produced strong incremental operating margins as we leveraged our fixed cost structure. The increase in SG&A spending for 2011 was primarily due to two factors. First, we experienced an expected increase in variable expenses to support the increased revenue of $167 million over the prior year. Second, we invested in specialized sales and marketing personnel to sell to and serve our vertical market customer groups. Our vertical market specialists and their programs made significant contributions to our revenue growth. We also filled open sales and service positions in local markets and made a variety of market adjustment increases to compensation to retain our key performers.
Depreciation and amortization and interest
Depreciation and amortization and interest were as follows (in millions, except percentages):

	2012	2011	2010
Depreciation and amortization	$18.9	$16.4	$16.5
Percentage of revenue	1.4%	1.2%	1.4%
Depreciation and amortization for fiscal 2012 increased over the prior year by $2.5 million primarily from increased capital spending on enterprise technology improvement projects. These projects are designed to further improve our efficiency and effectiveness in recruiting and retaining our temporary workers and attracting and retaining our customers.

Page - 16

Interest and other income, net
Depreciation and amortization and interest were as follows (in millions, except percentages):

	2012	2011	2010
Interest and other income, net	$1.6	$1.5	$0.9
Percentage of revenue	0.1%	0.1%	0.1%
Net interest income for 2012 remained relatively flat when compared to 2011. Net interest income for 2011 increased over 2010 due to increased yields on our restricted cash and investments and the 2011 renewal of our revolving credit facility with lower fees and cost to borrow.
Income taxes
The effective income tax rate was as follows (in millions except percentages):

	2012	2011	2010
Income tax expense	$21.0	$18.5	$9.3
Effective income tax rate	38.4%	37.6%	32.0%
Our effective tax rate on earnings for 2012 was 38.4% compared to 37.6% for the same period in 2011. The increase in the effective income tax rate is due primarily to federal Work Opportunity Tax Credits which largely expired at the end of 2011. This income tax credit was designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. The principal difference between the statutory federal income tax rate of 35% and our effective income tax rate results from state income taxes, federal tax credits and certain non-deductible expenses. The lower effective tax rate in 2010 was primarily due to the favorable resolution of certain prior year tax matters.
The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013. The Act retroactively restored the Work Opportunity Tax Credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, a benefit of approximately $3.2 million, will be recognized in 2013. In addition, we expect the Act's extension of these provisions through the end of 2013 will reduce our estimated annual effective tax rate for 2013 compared to 2012.
Results of Operations Future Outlook
The following highlights represent our expectations in regard to operating trends for fiscal year 2013. These expectations are subject to revision as our business changes with the overall economy:

•
Our top priority remains to increase revenue and leverage our cost structure which should produce incremental operating margins with additional future revenue. We will continue to invest in our specialized sales and customer service programs which we believe will enhance our ability to capitalize on further revenue growth and customer retention. We actively pursue large project opportunities in vertical markets with growth opportunities. One of our largest successes is in the construction of renewable energy projects. While our growth rates have diminished due to more challenging prior year comparisons, renewable energy projects remain an attractive opportunity.

•
Effective February 4, 2013, we acquired MDT Personnel, the third-largest general labor staffing firm in the United States. MDT supplies blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches and 15 customer on-site locations in 25 states. TrueBlue will expand the size of its general labor business by merging MDT's operations with those of the Labor Ready brand. Selected branches will be consolidated to leverage our cost structure and produce long term incremental operating margins. The acquisition will enhance TrueBlue's national position as the leading provider of dependable blue-collar temporary labor. The decision to acquire MDT's operations reflects our overall optimism about growth in the staffing industry. We will continue to pursue other opportunities to grow our share of the blue collar market through acquisitions.

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

Page - 17

•
We have been investing in mobile technology solutions. We see compelling opportunities to improve the speed in assigning candidates to jobs and increase the productivity of our branch employees resulting in the consolidation of branches and other benefits to our cost structure. These technologies are currently under development and we expect to deploy them during the middle of 2013. We believe this will position us to begin generating efficiencies during the back half of 2013. The extent of additional efficiencies will be understood after our deployment and evaluation in 2013.

•
Services for a large customer project have been declining throughout 2012 as the project matures and our customer makes workforce adjustments. While we expect continued revenue from this customer, our work is project based and the completion of certain projects will continue to impact our revenue trends. Revenue from this customer was approximately $76 million in 2012. We expect that to continue to decline in 2013.

•
Customer demand for blue-collar staffing services is dependent on the overall strength of the labor market and trends towards greater workforce flexibility within the blue-collar markets in which we operate. Due to our industry's sensitivity to economic factors, the inherent difficulty in forecasting the direction and strength of the economy and the short term nature of staffing assignments, our visibility for future demand is limited. As a result, we monitor a number of economic indicators as well as certain trends to estimate future revenue. Future results will be dependent on whether the underlying economic uncertainty continues, trends in customer preference towards a more flexible workforce continue, and our ability to more effectively and efficiently serve customer needs. Based on these anticipated trends, we expect continued uncertainty in the economy and pressure on revenue in 2013. However, we are encouraged by an improving construction market and diminishing uncertainty.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, timing of collections, seasonal sales patterns and profit margins. Over the past three fiscal years, net cash provided by operations was approximately $124.9 million.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in millions):

	2012	2011	2010
Net income	$33.6	$30.8	$19.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18.9	16.4	16.5
Provision for doubtful accounts	7.0	6.6	8.2
Stock-based compensation	7.9	7.4	7.2
Deferred income taxes	3.1	(1.9)	5.3
Other operating activities	1.9	(0.5)	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	(20.4)	(51.8)	(11.6)
Income taxes	(3.7)	3.5	(3.3)
Accounts payable and other accrued expenses	1.3	16.2	3.4
Workers' compensation claims reserve	3.7	4.5	(2.2)
Other assets and liabilities	(1.0)	(0.6)	(1.1)
Net cash provided by operating activities	$52.3	$30.6	$42.0
Net cash provided by operating activities was $52.3 million for fiscal 2012 as compared to net cash provided by operating activities of $30.6 million for fiscal 2011.

•	The increase in cash from operating activities is primarily due to net income of $33.6 million.

•
In 2012, accounts receivable increased by $20.4 million primarily due to continued revenue growth. In 2011, accounts receivable increased by $51.8 million due to revenue growth and a low beginning balance due to significant customer payments received at the end of 2010.

Page - 18

•
The increase in depreciation and amortization during 2012 is primarily due to increased capital spending focused on enterprise technology improvement projects. These projects are designed to further improve our efficiency and effectiveness in recruiting and retaining our temporary workers and attracting and retaining our customers.

•
Generally our workers' compensation reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the current year, our workers' compensation reserve increased as we increased the delivery of temporary labor services, partially offset by the timing of claim payments.

•	Income taxes receivable increased in 2012 due to over payments of estimated taxes as a result of larger than expected deductions.
Cash flows from investing activities
Our cash flows from investing activities were as follows (in millions):

	2012	2011	2010
Capital expenditures	$(17.8)	$(9.7)	$(7.0)
Change in restricted cash and cash equivalents	7.6	68.5	3.9
Purchase of restricted investments	(33.8)	(88.2)	—
Maturities of restricted investments	18.1	9.3	—
Other	(0.3)	(6.8)	(0.3)
Net cash used in investing activities	$(26.2)	$(26.9)	$(3.4)

•
Capital expenditures were higher in 2012 primarily related to investments made to upgrade our proprietary information systems and invest in enterprise technology improvement projects. These projects are designed to further improve our efficiency and effectiveness in recruiting, dispatching and retaining our workers as well as leveraging our centralized service delivery and making it easier for the customer to do business. We anticipate that total capital expenditures will be approximately $10 million in 2013.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. The change in restricted cash and cash equivalents is primarily a product of purchasing restricted investments, maturities on restricted investments, and payments to workers' compensation insurance providers.When combining this change with purchases of restricted investments net of maturities of restricted investments, restricted cash and investments increased by $8.1 million for fiscal 2012. This increase is primarily due to an increase in the collateral requirements by our workers' compensation insurance providers related to growth in operations and due the timing of payments to our insurance providers.

In 2011, the changes to restricted cash and investments were primarily due an agreement we entered into with AIG, formerly known as Chartis, and the Bank of New York Mellon creating a trust ("Trust") which holds the majority of our collateral obligations under existing workers' compensation insurance policies previously held directly by AIG. Restricted investments increased by $10.4 million for 2011, primarily due to additional restricted cash and investments required as collateral due to growth.

•	The 2011 change to Other includes the purchase of a staffing company and a technology company in 2011.

Page - 19

Cash flows from financing activities
Our cash flows from financing activities were as follows (in millions):

	2012	2011	2010
Purchases and retirement of common stock	$(4.4)	$(56.9)	$—
Net proceeds from stock option exercises and employee stock purchase plans	4.2	1.1	1.1
Common stock repurchases for taxes upon vesting of restricted stock	(2.2)	(1.8)	(1.6)
Payments on debt	(4.5)	(0.3)	(0.4)
Other	0.7	0.7	0.1
Net cash used in financing activities	$(6.2)	$(57.2)	$(0.8)

•
Under our authorized stock repurchase program, we repurchased and retired 0.3 million shares of our common stock during fiscal 2012 for a total amount of $4.4 million including commissions. We repurchased and retired 4.5 million shares of our common stock during fiscal 2011 for a total amount of $56.9 million including commissions.

Future outlook
We are in a strong financial position to fund working capital needs for planned growth. The strength of our current financial position is highlighted as follows:

•	We have cash and cash equivalents of $129.5 million as of December 28, 2012.

•
Our borrowing availability under our credit facility is principally based on accounts receivable and the value of our corporate building. We have $72.8 million of borrowing available under our credit facility as of December 28, 2012. We believe the credit facility provides adequate borrowing availability.

•	The majority of our workers’ compensation payments are made from restricted cash versus cash from operations.

•
On July 25, 2012, we filed a $100 million Shelf Registration Statement with the Securities and Exchange Commission that replaced our previous Shelf Registration which expired in July 2012. The Shelf Registration allows us to sell various securities in amounts and prices determined at the time of sale. The filing enables us to access capital efficiently and quickly if needed, however, we have no current plans to make an offering.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements over the next twelve months, and thereafter for the foreseeable future. However, should economic conditions again deteriorate, our financial results could be adversely impacted and we may need to seek additional sources of capital. These additional sources of financing may not be available, or may not be available on commercially reasonable terms.
Capital resources
We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.
The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building not to exceed $15 million, which is reduced quarterly by $0.4 million. As of December 28, 2012, the Tacoma headquarters office building liquidation value totaled $13.5 million. This borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of December 28, 2012, the maximum $80 million was available and letters of credit in the amount of $7.2 million had been issued against the facility, leaving an unused portion of $72.8 million. The letters of credit collateralize a portion of our workers' compensation obligation.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million or be subject to a fixed charge coverage ratio. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at December 28, 2012 was $72.8 million and the amount of cash and cash equivalents under control agreements was

Page - 20

$128.3 million for a total of $201.1 million of liquidity, which is well in excess of the minimum liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on LIBOR or the Prime Rate, at our option, plus an applicable spread based on excess liquidity as set forth below:

Excess Liquidity	Prime Rate Loans	LIBOR Rate Loans
Greater than $40 million	0.50%	1.50%
Between $20 million and $40 million	0.75%	1.75%
Less than $20 million	1.00%	2.00%
A fee on borrowing availability of 0.25% is also applied against the unused portion of the Revolving Credit Facility. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.
Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.
We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At December 28, 2012, we had restricted cash and investments totaling approximately $136.3 million.
In 2011, we entered into an agreement with AIG, formerly known as Chartis, and the Bank of New York Mellon creating a trust ("Trust") which holds the majority of our collateral obligations under existing workers' compensation insurance policies previously held directly by AIG. We established investment policy directives for the Trust, with the first priority to be preservation of capital, second to maintain and ensure a high degree of liquidity, and third to maximize after-tax returns.
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
We provide workers’ compensation insurance for our temporary and permanent employees. For policy years beginning in July 2003 and thereafter, AIG, formerly known as Chartis, has been our workers' compensation carrier. The policy year is effective July 1 to June 30 and is subject to annual renewal. We completed our renewal with AIG for the 2012 - 2013 policy year in June. For certain states we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs. The majority of our current workers’ compensation insurance policies cover claims for an event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for certain losses and expenses beyond our deductible limits ("Excess Claims”).
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
Workers' compensation collateral
Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and/or surety bonds. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral

Page - 21

commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. AIG is the beneficiary of the Trust held at Bank of New York Mellon, which holds the majority of the restricted cash and investments collateralizing our self-insured workers' compensation policies.
Our total collateral commitments were made up of the following components (in millions):

	2012	2011
Cash collateral held by insurance carriers	$21.5	$21.3
Cash and cash equivalents held in Trust (1)	14.8	19.2
Investments held in Trust	91.2	78.0
Letters of credit (2)	9.0	16.7
Surety bonds (3)	16.2	16.2
Total collateral commitments	$152.7	$151.4
____________________

(1)	Included in this amount is $0.9 million and $0.8 million of accrued interest at December 28, 2012 and December 30, 2011, respectively.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million and $5.9 million of restricted cash collateralizing our letters of credit at December 28, 2012 and December 30, 2011, respectively.

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

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	2012	2011
Total workers’ compensation reserve	$195.6	$191.8
Add back discount on reserves (1)	20.4	18.6
Less excess claims reserve (2)	(26.9)	(27.2)
Reimbursable payments to insurance provider (3)	6.4	2.9
Less portion of workers' compensation not requiring collateral (4)	(42.8)	(34.7)
Total collateral commitments	$152.7	$151.4
____________________

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

(4)	Represents deductible and self-insured reserves where collateral is not required.
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $195.6 million at December 28, 2012.
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

Page - 22

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
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims was $27.1 million as of December 28, 2012.
The following table provides an analysis of changes in our workers’ compensation claims reserves (in millions):

	2012	2011	2010
Beginning balance	$191.8	$187.3	$189.5
Self-insurance reserve expenses related to current year, net (1)	55.7	52.4	49.4
Payments related to current year claims (2)	(11.3)	(11.2)	(11.9)
Payments related to claims from prior years (2)	(26.9)	(29.3)	(27.4)
Changes to prior years’ self-insurance reserve, net (3)	(13.7)	(16.9)	(17.1)
Amortization of prior years’ discount (4)	0.2	7.9	4.6
Net change in excess claims reserve (5)	(0.2)	1.6	0.2
Ending balance	195.6	191.8	187.3
Less current portion	44.7	43.5	42.4
Long-term portion	$150.9	$148.3	$144.9
___________________

(1)
Our self-insurance reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 28, 2012, the weighted average rate was 2.4%.

(2)	Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years.

(3)	Changes in reserve estimates are reflected in the statement of operations in the period when the changes in estimates are made.

(4)
Amortization of discount over the estimated weighted average life. In addition, any changes to the estimated weighted average lives and corresponding discount rates for actual payments made are reflected in the statement of operations in the period when the changes in estimates are made.

(5)
Changes to the workers' compensation reserve for claims above our self-insured limits (“excess claims”) net of discount to its estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. At December 28, 2012, the weighted average rate was 4.4%. The excess claim payments are made and the corresponding reimbursements from our insurance carriers are received over a weighted average period of approximately 19.7 years. Two of the workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Certain contractual obligations, such as operating leases, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed. There were no material changes outside the ordinary course of business in our contractual obligations during 2012.

Page - 23

The following table provides a summary of our contractual obligations as of the end of fiscal 2012. We expect to fund these commitments with existing cash and cash equivalents, and cash flows from operations.

	Payments Due by Period (in millions)
Contractual Obligations	Total	2013	2014 through 2015	2016 through 2017	2018 and later
Operating leases (1)	$17.8	$6.6	$8.0	$3.0	$0.2
Capital leases	0.1	0.1	—	—	—
Purchase obligations (2)	7.5	6.9	0.6	—	—
Other obligations (3)	8.3	6.4	—	—	1.9
Total contractual cash obligations	$33.7	$20.0	$8.6	$3.0	$2.1
 ____________________

(1)	Excludes all payments related to branch leases cancelable within 90 days

(2)
Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty.

(3)	Includes $1.9 million for liability for unrecognized tax benefits and $6.4 million for future payments related to acquisition.
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
There are two main factors that impact workers’ compensation expense: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. A 10% increase in the cost of claims incurred would result in an increase to workers' compensation expense of $5.5 million.We have not had significant changes in the assumptions used in calculating our reserve balance. However, our reserve balances have been positively impacted primarily by the success of our

Page - 24

accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.
Stock-based compensation
Under various plans, officers, employees and non-employee directors have received or may receive grants of stock, restricted stock awards, performance share units or options to purchase common stock. We also have an employee stock purchase plan (“ESPP”).
Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche. We recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of options to purchase common stock using the Black-Scholes valuation model, which requires the input of subjective assumptions. We recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. Based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, management believes the effect on the expense recognized for fiscal 2012 would not have been material.
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
Goodwill and intangible assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We allocated goodwill to reporting units based on the reporting units that are expected to benefit from the business combination. We do not amortize goodwill but test it for impairment annually as of the last day of our fiscal third quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year.
We test for goodwill impairment at the reporting unit level. We consider our brands Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs and Centerline to be reporting units for goodwill impairment testing. In fiscal 2012, 2011 and 2010, there were no changes to our reporting units. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. We determine the fair value of each reporting unit primarily using a discounted cash flow model. Based on our test, the fair market value of our reporting units was substantially greater than net carrying value.
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
The blue-collar staffing market is subject to volatility based on overall economic conditions. As a consequence, our revenues tend to increase quickly when the economy begins to grow, as occurred during 2011. Conversely, our revenues also decrease quickly when the economy begins to weaken, as occurred during the most recent recession. If actual results were to significantly deviate from management's estimates and assumptions of future performance, we could experience a material impairment to our goodwill.
We also use comparable market earnings multiple data and our company’s market capitalization to corroborate our reporting unit valuations. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Page - 25

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
In 2011, we entered into an agreement with AIG, formerly known as Chartis, and the Bank of New York Mellon creating a trust which holds the majority of our collateral obligations under existing workers' compensation insurance policies previously held by AIG. The Trust now holds a significant portion of our total Restricted cash and investments, much of which is invested in high quality debt instruments. As a result of the shift in our restricted cash and investments portfolio, we are exposed to risk from interest rates and credit exposure. We mitigate these risks through investment policy directives for the Trust, with the first priority to be the preservation of capital, and second to maintain and ensure a high degree of liquidity. The investments are broadly diversified among high quality investments in U.S. Treasury Securities, U.S. Agency Debentures, U.S. Agency Mortgages, Corporate Securities, and Municipal Securities. The individual investments within the Trust are subject to credit risk due to possible rating changes, default or impairment. We monitor the portfolio to ensure this risk does not exceed prudent levels. We consistently apply and adhere to our investment policy of holding high quality, diversified securities.
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

Page - 26

denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates will have a material impact on future operating results or cash flows.

Page - 27

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

Consolidated Balance Sheets - December 28, 2012 and December 30, 2011
Consolidated Statements of Operations & Comprehensive Income - Fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010
Consolidated Statements of Shareholders’ Equity - Fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010
Consolidated Statements of Cash Flows - Fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (unaudited)

Page - 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TrueBlue, Inc.
Tacoma, Washington
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2012. Our audits also included the financial statement schedules listed in the index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TrueBlue, Inc. and subsidiaries as of December 28, 2012 and December 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 21, 2013

Page - 29

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Par Values)

	December 28, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$129,513	$109,311
Accounts receivable, net of allowance for doubtful accounts	167,292	153,878
Prepaid expenses, deposits and other current assets	8,541	9,252
Income tax receivable	6,373	1,874
Deferred income taxes	5,447	6,300
Total current assets	317,166	280,615
Property and equipment, net	58,171	56,239
Restricted cash and investments	136,259	130,498
Deferred income taxes	2,562	4,818
Goodwill	48,079	48,139
Intangible assets, net	16,554	19,433
Other assets, net	22,952	21,027
Total assets	$601,743	$560,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$27,292	$25,862
Accrued wages and benefits	35,102	35,271
Current portion of workers' compensation claims reserve	44,652	43,554
Other current liabilities	6,510	7,602
Total current liabilities	113,556	112,289
Workers’ compensation claims reserve, less current portion	150,937	148,289
Other long-term liabilities	3,576	6,612
Total liabilities	268,069	267,190

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,220 and 39,933 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,818	2,643
Retained earnings	330,855	290,935
Total shareholders’ equity	333,674	293,579
Total liabilities and shareholders’ equity	$601,743	$560,769
See accompanying notes to consolidated financial statements

Page - 30

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
FISCAL YEARS ENDED DECEMBER 28, 2012, DECEMBER 30, 2011 AND DECEMBER 31, 2010
In Thousands (Except Per Share Data)

	2012	2011	2010
Revenue from services	$1,389,530	$1,316,013	$1,149,367
Cost of services	1,017,145	968,967	845,916
Gross profit	372,385	347,046	303,451
Selling, general and administrative expenses	300,459	282,828	258,722
Depreciation and amortization	18,890	16,384	16,468
Income from operations	53,036	47,834	28,261
Interest expense	(1,131)	(1,207)	(1,515)
Interest and other income	2,700	2,697	2,416
Interest and other income, net	1,569	1,490	901
Income before tax expense	54,605	49,324	29,162
Income tax expense	20,976	18,533	9,323
Net income	$33,629	$30,791	$19,839

Net income per common share:
Basic	$0.85	$0.73	$0.46
Diluted	$0.84	$0.73	$0.46
Weighted average shares outstanding:
Basic	39,548	41,961	43,224
Diluted	39,862	42,322	43,540

Total other comprehensive income, net of tax:
Foreign currency translation	$175	$(263)	$631
Comprehensive income	$33,804	$30,528	$20,470
See accompanying notes to consolidated financial statements

Page - 31

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED DECEMBER 28, 2012, DECEMBER 30, 2011 AND DECEMBER 31, 2010
In Thousands

	Common stock		Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
Balances, December 25, 2009	43,833	$1	$283,156	$2,275	$285,432
Net income			19,839		19,839
Foreign currency translation, net of tax				631	631
Issuances under equity plans, including tax benefits	253		(354)		(354)
Stock-based compensation			7,159		7,159
Balances, December 31, 2010	44,086	$1	$309,800	$2,906	$312,707
Net income			30,791		30,791
Foreign currency translation, net of tax				(263)	(263)
Purchases and retirement of common stock	(4,455)		(56,932)		(56,932)
Issuances under equity plans, including tax benefits	302		(156)		(156)
Stock-based compensation			7,432		7,432
Balances, December 30, 2011	39,933	$1	$290,935	$2,643	$293,579
Net income			33,629		33,629
Foreign currency translation, net of tax				175	175
Purchases and retirement of common stock	(306)		(4,386)		(4,386)
Issuances under equity plans, including tax benefits	593		2,760		2,760
Stock-based compensation			7,917		7,917
Balances, December 28, 2012	40,220	$1	$330,855	$2,818	$333,674
 See accompanying notes to consolidated financial statements

Page - 32

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 28, 2012, DECEMBER 30, 2011 AND DECEMBER 31, 2010
In Thousands

	2012	2011	2010
Cash flows from operating activities:
Net income	$33,629	$30,791	$19,839
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,890	16,384	16,468
Provision for doubtful accounts	6,994	6,638	8,158
Stock-based compensation	7,917	7,432	7,159
Deferred income taxes	3,091	(1,910)	5,322
Other operating activities	1,946	(473)	(202)
Changes in operating assets and liabilities:
Accounts receivable	(20,408)	(51,824)	(11,604)
Income taxes	(3,748)	3,513	(3,338)
Other assets	(1,214)	(1,244)	(727)
Accounts payable and other accrued expenses	1,524	5,423	747
Accrued wages and benefits	(182)	10,793	2,752
Workers’ compensation claims reserve	3,746	4,537	(2,195)
Other liabilities	138	529	(406)
Net cash provided by operating activities	52,323	30,589	41,973
Cash flows from investing activities:
Capital expenditures	(17,826)	(9,707)	(7,050)
Change in restricted cash and cash equivalents	7,587	68,504	3,945
Purchases of restricted investments	(33,778)	(88,173)	—
Maturities of restricted investments	18,116	9,238	—
Other	(250)	(6,800)	(298)
Net cash used in investing activities	(26,151)	(26,938)	(3,403)
Cash flows from financing activities:
Purchases and retirement of common stock	(4,386)	(56,932)	—
Net proceeds from stock option exercises and employee stock purchase plans	4,164	1,131	1,054
Common stock repurchases for taxes upon vesting of restricted stock	(2,154)	(1,776)	(1,568)
Payments on other liabilities	(4,548)	(302)	(382)
Other	751	664	129
Net cash used in financing activities	(6,173)	(57,215)	(767)
Effect of exchange rates on cash	203	(278)	973
Net change in cash and cash equivalents	20,202	(53,842)	38,776
CASH AND CASH EQUIVALENTS, beginning of period	109,311	163,153	124,377
CASH AND CASH EQUIVALENTS, end of period	$129,513	$109,311	$163,153
See accompanying notes to consolidated financial statements

Page - 33

Notes to Consolidated Financial Statements

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is the leader in temporary blue-collar staffing services. We provide a wide range of specialized blue-collar staffing services. We operate as: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline Drivers for dedicated and temporary drivers. We have a network of 691 branches in all 50 states, Puerto Rico and Canada, customer on-site locations generally dedicated to one customer, and national service centers which supply our customers with temporary workers.
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
Our international operations are not significant to our total operations for segment reporting purposes. Total revenues from our international operations were 3.5%, 3.8% and 3.8% of our total revenue for fiscal years ended 2012, 2011 and 2010, respectively.
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
Revenue recognition
Revenue from temporary staffing services is recognized at the time the service is provided and is net of adjustments related to customer credits. Revenue also includes cash dispensing machine fees, billable travel, and other reimbursable costs. Customer discounts or other incentives are recognized in the period the related revenue is earned. We discontinued the use of all domestic cash dispensing machines in fiscal 2012. Revenues are reported net of sales, use or other transaction taxes collected from customers and remitted to taxing authorities.

Page - 34

Notes to Consolidated Financial Statements—(Continued)

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
Advertising costs
Advertising costs consist primarily of print and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $3.7 million, $3.6 million and $3.3 million in 2012, 2011 and 2010, respectively.
Cash and cash equivalents
We consider all highly liquid instruments purchased with an original maturity of three months or less at date of purchase to be cash equivalents.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are recorded at the invoiced amount together with interest for certain past due accounts. We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The allowance for doubtful accounts is determined based on current collection efforts, historical collection trends, write-off experience, customer credit risk, and current economic data. The allowance for doubtful accounts is reviewed quarterly and represents our best estimate of the amount of probable credit losses. Past due balances are written-off when it is probable the receivable will not be collected. Our allowance for doubtful accounts was $5.0 million and $5.8 million as of December 28, 2012 and December 30, 2011, respectively.

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
On March 11, 2011, we entered into an agreement with The Bank of New York Mellon as escrow agent and National Union Fire Insurance Company of Pittsburgh, PA on behalf of itself and its insurance company affiliates including but not limited to AIG, formerly known as Chartis Casualty Company (Chartis). The agreement creates a trust (the "Trust") at The Bank of New York Mellon which holds the majority of our collateral obligations under existing workers' compensation insurance policies that were previously held directly by AIG. Placing the collateral in the Trust allows us to manage the investment of the assets and provides greater protection of those assets.

Fair value of financial instruments and investments
The carrying value of cash and cash equivalents and restricted cash approximates fair value because of the short-term maturity of those instruments. The fair value of our restricted investments is based upon the quoted market price on the last business day of the fiscal reporting period. Where an observable quoted market price for a security does not exist, we estimate fair value using a variety of valuation methodologies, which include observable inputs for comparable instruments and unobservable inputs. There are inherent limitations when estimating the fair value of financial instruments and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

Page - 35

Notes to Consolidated Financial Statements—(Continued)

Property and equipment
Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets.

Years
Buildings	40
Computers and software	3 - 10
Furniture and equipment	3 - 10
Leasehold improvements are amortized over the shorter of the related non-cancelable lease term, which is typically 90 days, or their estimated useful lives.
Non-capital expenditures associated with opening new branch locations are expensed as incurred.
When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations & Comprehensive Income.
Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, from three to ten years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software's functionality or extends its useful life. Software maintenance and training costs are expensed in the period incurred.
Property under capital lease is comprised of software used in our operations and corporate support functions. The related amortization for capital lease assets is included in amortization expense in the Consolidated Statements of Operations & Comprehensive Income.
Leases
We conduct our branch office operations from leased locations. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of our lease agreements generally range from three to five years with options to cancel with 90 day notification. Most of the leases contain renewal options and escalation clauses.
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
Goodwill and intangible assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We allocated goodwill to reporting units based on the reporting units that are expected to benefit from the business combination. We do not amortize goodwill but test it for impairment annually as of the last day of our fiscal third quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year.
We test for goodwill impairment at the reporting unit level. We consider our brands Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs and Centerline to be reporting units for goodwill impairment testing. In fiscal 2012, 2011 and 2010, there were no changes to our reporting units. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value

Page - 36

Notes to Consolidated Financial Statements—(Continued)

of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. We determine the fair value of each reporting unit using a discounted cash flow model.
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
The blue-collar staffing market is subject to volatility based on overall economic conditions. As a consequence, our revenues tend to increase quickly when the economy begins to grow, as occurred during 2011. Conversely, our revenues also decrease quickly when the economy begins to weaken, as occurred during the most recent recession. If actual results were to significantly deviate from management's estimates and assumptions of future performance, we could experience a material impairment to our goodwill.
We also use comparable market earnings multiple data and our company's market capitalization to corroborate our reporting unit valuations. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
We have indefinite-lived intangible assets related to our CLP Resources and Spartan Staffing trade names. We test our indefinite-lived intangible assets annually for impairment, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates.
Long-lived asset impairment
Long-lived assets include property and equipment and definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, trade names and non-compete agreements. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in our business strategies. Long-lived assets are grouped at the lowest level at which identifiable cash flows are largely independent when assessing impairment. Our branch assets, including property and equipment, and customer relationship intangibles, are grouped and evaluated at the individual branch level. All other property and equipment and definite-lived intangibles are grouped at either the brand or corporate level as appropriate based on the identifiable cash flows. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis). Considerable management judgment is necessary to estimate future after-tax cash flows, including cash flows from continuing use and terminal value. Accordingly, actual future results could vary from our estimates.
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
Workers’ compensation reserves
We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to

Page - 37

Notes to Consolidated Financial Statements—(Continued)

estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceed the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected in the Consolidated Statements of Operations & Comprehensive Income in the period when the changes in estimates are made.
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
Reserves for contingent legal and regulatory liabilities
From time to time we are subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. From time to time we are also subject to legal proceedings in the ordinary course of our operations. We establish reserves for contingent legal and regulatory liabilities when our management judges that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We evaluate our reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.
Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have determined that a valuation allowance is appropriate for certain foreign net operating losses that we expect will not be utilized within the permitted carry forward periods as of December 28, 2012 and December 30, 2011. See Note 11 for further discussion.
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

Page - 38

Notes to Consolidated Financial Statements—(Continued)

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
Shares outstanding
Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.6 million and 0.7 million shares as of December 28, 2012 and December 30, 2011, respectively. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.
Recently Adopted Accounting Standards
During the first quarter of 2012, we adopted the accounting standard regarding the presentation of comprehensive income. This standard was issued to increase the prominence of items reported in other comprehensive income. We have presented all non owner changes in shareholders' equity in a single, continuous statement in our financial statements as “Consolidated Statements of Operations & Comprehensive Income.” The standard does not change the following: items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the requirement to disclose the tax effect for each component of other comprehensive income or how earnings per share is calculated or presented. Our comprehensive income includes primarily foreign currency translation. The adoption of this standard in the first quarter of 2012 impacted our financial statement presentation only.
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

The carrying value of our cash and cash equivalents, restricted cash and accounts receivable approximates fair value due to their short term nature. We also hold certain restricted investments which collateralize workers' compensation programs and are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets. There are inherent limitations when estimating the fair value of financial instruments and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

Page - 39

Notes to Consolidated Financial Statements—(Continued)

The following table presents the fair value and hierarchy for our cash equivalents and restricted investments (in millions):

	December 28, 2012	December 30, 2011
Level 1:
Cash equivalents (1)	$94.6	$55.5
Restricted cash equivalents (1)	26.8	31.2
Restricted investments classified as held-to-maturity (2)	—	1.0
Other restricted investments (3)	3.5	2.2
Level 2:
Restricted investments classified as held-to-maturity (4)	92.7	78.0
____________________

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits and investments with original maturities of three months or less.

(2)	Level 1 restricted investments classified as held-to-maturity consist of United States Treasury Securities.

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
The following is a summary of restricted cash and investments (in millions):

	December 28, 2012	December 30, 2011
Cash collateral held by insurance carriers	$21.5	$21.3
Cash and cash equivalents held in Trust (1)	14.8	19.2
Investments held in Trust	91.2	78.0
Cash collateral backing letters of credit	1.8	5.9
Other (2)	7.0	6.1
Total restricted cash and investments	$136.3	$130.5
__________________

(1)	Included in this amount is $0.9 million and $0.8 million of accrued interest at December 28, 2012 and December 30, 2011, respectively.

(2)	Primarily consists of restricted cash in money market accounts and deferred compensation plan accounts which are comprised of mutual funds.
The following tables present fair value disclosures for our held-to-maturity investments which are carried at amortized cost (in millions):

	December 28, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$57.3	$1.0	$(0.1)	$58.2
Corporate bonds	17.9	0.3	—	18.2
Asset backed bonds	16.0	0.3	—	16.3
	$91.2	$1.6	$(0.1)	$92.7

Page - 40

Notes to Consolidated Financial Statements—(Continued)

	December 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$42.8	$0.8	$(0.1)	$43.5
Corporate bonds	16.1	0.2	—	16.3
Asset backed bonds	13.6	0.1	—	13.7
State government and agency securities	4.5	—	—	4.5
United States Treasury securities	1.0	—	—	1.0
	$78.0	$1.1	$(0.1)	$79.0
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in millions):

	December 28, 2012
	Amortized Cost	Fair Value
Due in one year or less	$11.8	$11.8
Due after one year through five years	43.3	44.1
Due after five years through ten years	36.1	36.8
	$91.2	$92.7
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty.

NOTE 4:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in millions):

	December 28, 2012	December 30, 2011
Buildings and land	$25.9	$24.5
Computers and software	91.7	80.5
Cash dispensing machines	1.0	4.5
Furniture and equipment	8.9	8.7
Construction in progress	7.7	3.6
	135.2	121.8
Less accumulated depreciation and amortization	(77.0)	(65.6)
	$58.2	$56.2
Capitalized software costs, net of accumulated amortization, were $30.9 million and $34.5 million as of December 28, 2012 and December 30, 2011, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally developed software.
Depreciation and amortization of property and equipment totaled $15.8 million, $13.5 million and $13.8 million for 2012, 2011 and 2010, respectively.

NOTE 5:	GOODWILL AND INTANGIBLE ASSETS
There have been no significant changes in the carrying amount of goodwill for the fiscal year ended December 28, 2012. We completed two acquisitions during 2011 for a total purchase price of $17.4 million of which $6.4 million remains to be paid in the future and $4.6 million was paid in 2012. The assets acquired and liabilities assumed were recorded at the date of acquisition at their respective estimated fair values. Assets acquired included finite-lived intangible assets of $1.8 million with an estimated weighted average useful life of 4.6 years. The excess of the purchase price over the estimated fair values of the net assets acquired in the amount of $11.2 million was recorded as goodwill, is entirely deductible for tax purposes, and is primarily due to synergies with our existing business and also the assembled workforce, future technologies and potential new customers. These acquisitions were not individually or in the aggregate material to our consolidated results of operations and as such, pro forma financial statements were not required.

Page - 41

Notes to Consolidated Financial Statements—(Continued)

Changes in the carrying amount of goodwill were as follows (in millions):

	December 28, 2012	December 30, 2011
Goodwill prior to impairment	$94.3	$83.1
Accumulated impairment losses	(46.2)	(46.1)
Beginning Balance - net	48.1	37.0
Goodwill acquired during the year	—	11.2
Ending balance - net	$48.1	$48.2
Intangible assets other than goodwill are broken out separately on our Consolidated Balance Sheets for 2012 and 2011. The following table presents our purchased intangible assets other than goodwill (in millions):

	December 28, 2012			December 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships	$19.1	$(10.5)	$8.6	$19.1	$(8.3)	$10.8
Trade name/trademarks	3.5	(1.6)	1.9	3.3	(1.3)	2.0
Non-compete agreements	1.8	(1.4)	0.4	2.5	(1.7)	0.8
	$24.4	$(13.5)	$10.9	$24.9	$(11.3)	$13.6
Indefinite-lived intangible assets:
Trade name/trademarks			$5.7			$5.8
____________________
(1)Excludes assets that are fully amortized.

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization of our definite-lived intangible assets was $3.1 million, $2.9 million and $2.7 million for 2012, 2011 and 2010, respectively.
The following table provides the estimated future amortization of definite-lived intangible assets at December 28, 2012 (in millions):

2013	$2.7
2014	2.7
2015	2.7
2016	2.3
Thereafter	0.5
$10.9
Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or when triggering events indicate impairment is more likely than not. Long-lived intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value may not be recoverable. In fiscal 2012, 2011 and 2010 we identified no material impairments of goodwill or long-lived intangible assets.

NOTE 6:	WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. For policy years beginning in July 2003 and after, AIG, formerly known as Chartis, has been our workers' compensation carrier. The policy year is effective July 1 to June 30 and is subject to annual renewal. We completed our renewal with AIG for the 2012 - 2013 policy year in June. For years prior to 2003, we had coverage with other insurance providers. Furthermore, we have full liability for all further payments on claims that originated between January 2001 and June 2003, without recourse to any third party insurer as the result of a novation agreement we entered into with Kemper Insurance Company in December 2004.

Page - 42

Notes to Consolidated Financial Statements—(Continued)

For workers’ compensation claims originating in Washington, North Dakota, Ohio, Wyoming, Canada and Puerto Rico (our “monopolistic jurisdictions”), we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs (with the exception of our Labor Ready brand in the state of Ohio where we have a self-insured policy). Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions.
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 28, 2012, the weighted average rate was 2.4%. The claim payments are made over an estimated weighted average period of approximately 5.5 years. As of December 28, 2012 and December 30, 2011, the discounted workers’ compensation claims reserves were $195.6 million and $191.8 million, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our deductible limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 28, 2012, the weighted average rate was 4.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 19.7 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $27.1 million and $27.4 million as of December 28, 2012 and December 30, 2011, respectively.
Two of the workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $5.6 million and $7.3 million against all receivables from Troubled Insurance Companies as of December 28, 2012 and December 30, 2011, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, as of December 28, 2012 and December 30, 2011 were $21.4 million and $20.1 million, respectively and were included in Other assets, net in the accompanying Consolidated Balance Sheets.
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
Workers’ compensation expense totaling $52.3 million, $51.2 million and $43.3 million was recorded for 2012 and 2011, 2010 respectively. Workers’ compensation expense consists of: self-insurance reserves net of changes in discount; monopolistic jurisdictions’ premiums; insurance premiums; changes in the valuation allowance related to receivables from the Troubled Insurance Companies as described above; and other miscellaneous expenses.

NOTE 7:	COMMITMENTS AND CONTINGENCIES
Revolving credit facility
We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.
The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building not to exceed $15 million, which is reduced quarterly by $0.4 million. As of December 28, 2012, the Tacoma headquarters

Page - 43

Notes to Consolidated Financial Statements—(Continued)

office building liquidation value totaled $13.5 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of December 28, 2012, the maximum $80 million was available and letters of credit in the amount of $7.2 million had been issued against the facility, leaving an unused portion of $72.8 million. The letters of credit collateralize a portion of our workers' compensation obligation.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at December 28, 2012 was $72.8 million and the amount of cash and cash equivalents under control agreements was $128.3 million for a total of $201.1 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on LIBOR or the Prime Rate, at our option, plus an applicable spread based on excess liquidity as set forth below:

Excess Liquidity	Prime Rate Loans	LIBOR Rate Loans
Greater than $40 million	0.50%	1.50%
Between $20 million and $40 million	0.75%	1.75%
Less than $20 million	1.00%	2.00%
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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	December 28, 2012	December 30, 2011
Cash collateral held by insurance carriers	$21.5	$21.3
Cash and cash equivalents held in Trust (1)	14.8	19.2
Investments held in Trust	91.2	78.0
Letters of credit (2)	9.0	16.7
Surety bonds (3)	16.2	16.2
Total collateral commitments	$152.7	$151.4
____________________

(1)	Included in this amount is $0.9 million and $0.8 million of accrued interest at December 28, 2012 and December 30, 2011, respectively.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million and $5.9 million of restricted cash collateralizing our letters of credit at December 28, 2012 and December 30, 2011, respectively.

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

Capital leases
We have property held under non-cancelable capital leases reported in Property and equipment, net on the Consolidated Balance Sheets totaling $0.1 million and $0.2 million, net of accumulated depreciation at December 28, 2012 and December 30, 2011,

Page - 44

Notes to Consolidated Financial Statements—(Continued)

respectively. Our capital lease obligations are reported in Other current liabilities in the Consolidated Balance Sheets. Future minimum lease payments under these non-cancelable capital leases as of December 28, 2012 are $0.1 million for 2013.
Operating leases
We have contractual commitments in the form of operating leases related to branch offices and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of December 28, 2012 are as follows for each of the next five years and thereafter (in millions):

2013	$6.6
2014	4.5
2015	3.5
2016	2.3
2017	0.7
Thereafter	0.2
$17.8
The majority of operating leases pertaining to our branch offices provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our leases, both parties to the lease have the right to cancel the lease with 90 days notice. Accordingly, we have not included the leases with 90 day cancellation provisions in our disclosure of future minimum lease payments. Total branch office rent expense for 2012, 2011 and 2010 was $22.0 million, $22.1 million and $22.6 million, respectively.
Purchase Obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty. We had $7.5 million of purchase obligations as of December 28, 2012 of which, $6.9 million are expected to be paid in 2013.
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
In July 2011, our Board of Directors approved a program to repurchase $75 million of our outstanding common stock. As of December 28, 2012, $35.2 million remained available for repurchase of common stock under the current authorization, which has no expiration date.
Under our authorized stock repurchase program, we repurchased and retired 0.3 million shares of our common stock during 2012 for a total amount of $4.4 million including commissions. We repurchased and retired 4.5 million shares of our common stock during 2011 for a total amount of $56.9 million including commissions.
Purchases of our common stock are not displayed separately as treasury stock on the Consolidated Balance Sheets in accordance with the Washington Business Corporation Act, which requires the retirement of purchased shares. As a result, shares of our common stock that we purchase are retired immediately. It is our policy to first record these purchases as a reduction to our Common

Page - 45

Notes to Consolidated Financial Statements—(Continued)

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
Stock-based compensation expense was as follows (in millions):

	2012	2011	2010
Restricted and unrestricted stock and performance share units expense	$7.5	$6.7	$5.9
Stock option expense	0.1	0.4	1.0
ESPP expense	0.3	0.3	0.3
Total stock-based compensation expense	$7.9	$7.4	$7.2

Total related tax benefit recognized	$2.9	$2.8	$2.3
No capitalized stock-based compensation was included in Property and equipment, net on the Consolidated Balance Sheets for 2012, 2011 or 2010.
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
Restricted, unrestricted stock and performance share units activity for the year ended December 28, 2012 was as follows (shares in thousands):

	Shares	Price (1)
Non-vested at beginning of period	1,266	$13.92
Granted	653	$16.72
Vested	(382)	$13.79
Forfeited	(102)	$13.86
Non-vested at the end of the period	1,435	$15.23
_____________________

(1)	Weighted average market price on grant-date.
As of December 28, 2012, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $7.0 million, of which $6.3 million is estimated to be recognized over a weighted average period of 1.6 years through 2016. As of December 28, 2012, total unrecognized stock-based compensation expense related to performance share units, assuming achievement of maximum financial goals was approximately $7.0 million, of which $2.8 million is currently estimated to be recognized over a weighted average period of 1.9 years through 2015. The total fair value of restricted shares vesting during 2012, 2011 and 2010 was $5.3 million, $5.2 million and $5.4 million, respectively.
Stock options
Our 2005 Amended Long-Term Equity Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise

Page - 46

Notes to Consolidated Financial Statements—(Continued)

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
There were no stock options granted during 2012 and 2011. A summary of the weighted average assumptions and results for options granted during 2010 is as follows:

2010
Expected life (in years)	3.36
Expected volatility	59.6%
Risk-free interest rate	1.3%
Expected dividend yield	—%
Weighted average fair value of options granted during the period	$6.24
Stock option activity was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding, December 30, 2011	1,110	$15.64
Granted	—	$—
Exercised	(262)	$9.67
Expired/Forfeited	(209)	$19.22
Outstanding, December 28, 2012	639	$16.91	1.4	$0.6

Exercisable, December 28, 2012	634	$16.97	1.4	$0.6
Options expected to vest, December 28, 2012	5	$9.08	1.1	$—
The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated. The closing per share market value of the Company’s stock on December 28, 2012 was $15.54.
Total unrecognized stock-based compensation expense related to non-vested stock options was de minimis as of December 28, 2012. The total intrinsic value of options exercised during 2012 was $1.9 million, was de minimis in 2011 and was $0.2 million in 2010, determined as of the date of exercise.
Cash received from option exercises, net of tax withholdings, during 2012, 2011 and 2010 was $2.5 million, $0.1 million and $0.2 million, respectively. The actual tax benefit realized for the deduction from option exercises during 2012 was $0.6 million and was de minimis for 2011 and 2010.
Employee stock purchase plan
Our Employee Stock Purchase Plan (“ESPP”) allows eligible employees to contribute up to 10% of their earnings toward the monthly purchase of the Company's common stock. The employee's purchase price is the lesser of 85% of the fair market value of shares on either the first day or the last day of each month. Under our ESPP we have reserved for purchase 1.0 million shares of common stock, of which 0.2 million shares have been purchased as of December 28, 2012. We consider our ESPP to be a component of our stock-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

Page - 47

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes transactions under our ESPP from fiscal year 2010 through 2012 (shares in thousands):

	Shares	Average Price Per Share
Issued during fiscal year 2012	95	$12.41
Issued during fiscal year 2011	83	$11.95
Issued during fiscal year 2010	81	$10.75

NOTE 11:	INCOME TAXES
The provision for income taxes is comprised of the following (in millions):

	2012	2011	2010
Current taxes:
Federal	$14.9	$16.3	$2.0
State	2.7	2.9	1.6
Foreign	0.3	0.4	0.4
Total current taxes	17.9	19.6	4.0
Deferred taxes:
Federal	2.7	(1.3)	3.9
State	0.4	0.1	1.4
Foreign	—	0.1	—
Total deferred taxes	3.1	(1.1)	5.3
Provision for income taxes	$21.0	$18.5	$9.3
The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations & Comprehensive Income are as follows (in millions except percentages):

	2012	%	2011	%	2010	%
Income tax expense based on statutory rate	$19.1	35.0%	$17.2	35.0%	$10.2	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1.8	3.3%	1.9	3.9%	1.9	7.0%
Tax credits, net	(1.9)	(3.5)%	(3.5)	(7.2)%	(4.6)	(16.0)%
Nondeductible/nontaxable Items	2.3	4.2%	2.9	5.8%	2.3	8.0%
Other, net	(0.3)	(0.6)%	—	0.1%	(0.5)	(2.0)%
Total taxes on income	$21.0	38.4%	$18.5	37.6%	$9.3	32.0%
Our effective tax rate on earnings for 2012 was 38.4% compared to 37.6% for the same period in 2011 and 32.0% in 2010. The increase in the effective income tax rate is due primarily to federal Work Opportunity Tax Credits which largely expired at the end of 2011. This income tax credit was designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. The principal difference between the statutory federal income tax rate of 35.0% and our 2012 effective income tax rate results from state income taxes, federal tax credits, and certain non-deductible expenses. The lower effective tax rate in 2010 was primarily due to the favorable resolution of certain tax matters.

Page - 48

Notes to Consolidated Financial Statements—(Continued)

The components of deferred tax assets and liabilities were as follows (in millions):

	December 28, 2012	December 30, 2011
Deferred tax assets:
Allowance for doubtful accounts	$2.0	$2.4
Workers’ compensation claims reserve	10.1	9.7
Accounts payable and other accrued expenses	2.4	3.5
Net operating loss carry-forwards	0.6	0.5
Accrued wages and benefits	5.9	4.3
Deferred compensation	1.5	1.1
Other	0.5	0.8
Total	23.0	22.3
Valuation allowance	(0.6)	(0.5)
Total deferred tax asset, net of valuation allowance	22.4	21.8
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(1.6)	(1.1)
Depreciation and amortization	(11.9)	(8.8)
Other	(0.9)	(0.8)
Total deferred tax liabilities	(14.4)	(10.7)
Net deferred tax asset, end of year	8.0	11.1
Net deferred tax asset, current	5.4	6.3
Net deferred tax asset, non-current	$2.6	$4.8
At December 28, 2012, Spartan Staffing Puerto Rico, LLC had net operating loss carry-forwards of approximately $2.8 million expiring in 2015 through 2022. A valuation allowance has been established against our carry-forward tax benefits based on our history of past losses.
Deferred taxes related to our foreign currency translation were de minimis for 2012 and 2011 and was $0.1 million for 2010.
As of December 28, 2012 our liability for unrecognized tax benefits was $1.9 million, if recognized, $1.2 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the year ended December 28, 2012. This liability is recorded in Other non-current liabilities in our Consolidated Balance Sheets. In general, the tax years 2009 through 2011 remain open to examination by the major taxing jurisdictions where we conduct business.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	2012	2011	2010
Balance, beginning of fiscal year	$1.7	$1.6	$1.8
Decreases related to settlements	—	—	(0.5)
Increases for tax positions related to the current year	0.5	0.3	0.2
Increases for tax positions related to prior years	—	—	0.1
Decreases for tax positions related to prior years	—	—	—
Reductions due to lapsed statute of limitations	(0.3)	(0.2)	—
Balance, end of fiscal year	$1.9	$1.7	$1.6
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations & Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. Related to the unrecognized tax benefits noted above, we accrued $0.1 million for interest and de minimis amounts for penalties during 2012 and in total, as of December 28, 2012, have recognized a liability for penalties of $0.2 million and interest of $0.7 million.

Page - 49

Notes to Consolidated Financial Statements—(Continued)

NOTE 12.	NET INCOME PER SHARE
Adjusted net income and diluted common shares were calculated as follows (in millions, except per share amounts):

	2012	2011	2010
Net income	$33.6	$30.8	$19.8

Weighted average number of common shares used in basic net income per common share	39.5	42.0	43.2
Dilutive effect of outstanding stock options and non-vested restricted stock	0.4	0.3	0.3
Weighted average number of common shares used in diluted net income per common share	39.9	42.3	43.5
Net income per common share:
Basic	$0.85	$0.73	$0.46
Diluted	$0.84	$0.73	$0.46

Anti-dilutive shares	0.7	1.0	1.0
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

NOTE 13:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in millions):

	2012	2011	2010
Cash paid during the period for:
Interest	$0.7	$0.8	$1.1
Income taxes	$21.3	$16.1	$6.7
As of December 28, 2012 and December 30, 2011, we had acquired $1.6 million and $1.7 million, respectively, of property, plant and equipment on account that was not yet paid. During 2012, we paid $1.7 million for capital expenditures acquired on account as of December 30, 2011. Amounts for 2010 have not been presented as they were de minimis. These are considered non-cash investing items.

NOTE 14:	SUBSEQUENT EVENTS
On February 4, 2013, we entered into an Asset Purchase Agreement with MDT Personnel, LLC wherein we acquired substantially all of the assets of MDT, a temporary staffing provider with 105 branch locations and more than 15 on-site locations in 25 states. The base purchase price was $48 million with $12 million paid in cash and $36 million in a note payable and assumed debt. An additional amount was paid to reimburse the seller for excess working capital. We are in the process of performing a purchase price allocation for the acquired assets and liabilities.
The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013. The Act retroactively restored the Work Opportunity Tax Credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, a benefit of approximately $3.2 million, will be recognized in 2013. In addition, we expect the Act's extension of these provisions through the end of 2013 will reduce our estimated annual effective tax rate for 2013 as compared to 2012.

Page - 50

Notes to Consolidated Financial Statements—(Continued)

We evaluated other events and transactions occurring after the balance sheet date through the date that the financial statements were issued, and noted no other events that were subject to recognition or disclosure.

Page - 51

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
IN MILLIONS (EXCEPT PER SHARE DATA)

	First	Second	Third	Fourth
2012
Revenue from services	$311.2	$354.2	$379.4	$344.6
Cost of services	232.0	260.7	274.2	250.2
Gross profit	79.2	93.5	105.2	94.4
Selling, general and administrative expenses	72.1	71.5	77.6	79.2
Depreciation and amortization	4.8	4.7	4.7	4.7
Income from operations	2.3	17.3	22.9	10.5
Interest expense	(0.4)	(0.3)	(0.3)	(0.3)
Interest and other income	0.7	0.7	0.7	0.7
Interest and other income, net	0.3	0.4	0.4	0.4
Income before tax expense	2.6	17.7	23.3	10.9
Income tax expense	1.1	7.4	9.0	3.5
Net income	$1.5	$10.3	$14.3	$7.4
Net income per common share:
Basic	$0.04	$0.26	$0.36	$0.19
Diluted	$0.04	$0.26	$0.36	$0.19
2011
Revenue from services	$274.3	$320.2	$371.4	$350.2
Cost of services	204.3	234.9	271.6	258.3
Gross profit	70.0	85.3	99.8	91.9
Selling, general and administrative expenses	65.1	67.7	73.2	76.8
Depreciation and amortization	3.9	3.8	4.2	4.4
Income from operations	1.0	13.8	22.4	10.7
Interest expense	(0.3)	(0.4)	(0.4)	(0.1)
Interest and other income	0.6	0.6	0.7	0.8
Interest and other income, net	0.3	0.2	0.3	0.7
Income before tax expense	1.3	14.0	22.7	11.4
Income tax expense	0.5	5.4	8.8	3.8
Net income	$0.8	$8.6	$13.9	$7.6
Net income per common share:
Basic	$0.02	$0.20	$0.33	$0.19
Diluted	$0.02	$0.20	$0.33	$0.19

Page - 52

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2012. The effectiveness of our internal control over financial reporting as of December 28, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Page - 53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TrueBlue, Inc.
Tacoma, Washington
We have audited the internal control over financial reporting of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the fiscal year ended December 28, 2012 of the Company and our report dated February 21, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 21, 2013

Page - 54

Item 9B.	OTHER INFORMATION
None.

Page - 55

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 28, 2012, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to the Company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS
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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICE
Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Years 2012 and 2011” in our Proxy Statement, and is incorporated herein by this reference thereto.

Page - 56

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Exhibits and Financial Statement Schedules

1.	Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedules can be found on Page 59 of this Form 10-K.

3.	The Exhibit Index is found on Page 60 of this Form 10-K.

Page - 57

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	2/21/2013
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	2/21/2013
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	2/21/2013
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Corporate Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven C. Cooper	2/21/2013	/s/ Joseph P. Sambataro, Jr.	2/21/2013
Signature	Date	Signature	Date
Steven C. Cooper, Director, Chief Executive Officer and President		Joseph P. Sambataro, Jr., Chairman of the Board

/s/ Craig Tall	2/21/2013	/s/ Jeffrey B. Sakaguchi	2/21/2013
Signature	Date	Signature	Date
Craig Tall, Director		Jeffrey B. Sakaguchi, Director

/s/ Thomas E. McChesney	2/21/2013	/s/ William W. Steele	2/21/2013
Signature	Date	Signature	Date
Thomas E. McChesney, Director		William W. Steele, Director

/s/ Gates McKibbin	2/21/2013	/s/ Bonnie W. Soodik	2/21/2013
Signature	Date	Signature	Date
Gates McKibbin, Director		Bonnie W. Soodik, Director

Page - 58

FINANCIAL STATEMENT SCHEDULES
Schedule II, Valuation and Qualifying Accounts (in millions)
Allowance for doubtful accounts activity was as follows:

	2012	2011	2010
Balance, beginning of the year	$5.8	$6.4	$6.6
Charged to expense	7.0	6.6	8.2
Write-offs	(7.8)	(7.2)	(8.4)
Balance, end of year	$5.0	$5.8	$6.4
Insurance receivable valuation allowance activity was as follows:

	2012	2011	2010
Balance, beginning of the year	$7.3	$7.6	$6.8
Charged to expense	(1.7)	(0.3)	0.8
Balance, end of year	$5.6	$7.3	$7.6
Income tax valuation allowance additions (reductions) were as follows:

	2012	2011	2010
Balance, beginning of the year	$0.5	$0.7	$0.6
Charged to expense	0.1	(0.2)	0.1
Balance, end of year	$0.6	$0.5	$0.7

Page - 59

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing

3.1	Amended and Restated Articles of Incorporation	8-K	001-14543	6/16/2009

3.2	Amended and Restated Company Bylaws	8-K	001-14543	9/17/2008

10.1	1996 Employee Stock Option and Incentive Plan	DEF 14A	000-23828	7/23/1996

10.2	2000 Stock Option Plan (Last Amended January 14, 2002)	10-K	001-14543	3/2/2004

10.3
Assumption and Novation Agreement among TrueBlue, Inc. and Lumbermen's Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004
		10-K	001-14543	3/11/2005

10.4	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004	10-K	001-14543	3/11/2005

10.5	2005 Long Term Equity Incentive Plan	8-K	001-14543	5/24/2005

10.6	Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated August 3, 2005	8-K	001-14543	8/9/2005

10.7	First Amendment to the Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated December 31, 2006	10-Q	001-14543	5/4/2007

10.8	Executive Employment Agreement and First Amendment to the Executive Employment Agreement between TrueBlue, Inc. and Noel Wheeler, dated December 31, 2006	10-Q	001-14543	5/4/2007

10.9	Executive Employment Agreement between TrueBlue, Inc. and Derrek Gafford, dated December 31, 2006	10-Q	001-14543	5/4/2007

10.10	Executive Employment Agreement between TrueBlue, Inc. and Wayne Larkin, dated December 31, 2006	10-Q	001-14543	5/4/2007

10.11	Form Executive Non-Competition Agreement between TrueBlue, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler	10-Q	001-14543	5/4/2007

10.12	Form Executive Indemnification Agreement between TrueBlue, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler	10-Q	001-14543	5/4/2007

10.13	Form Executive Change in Control Agreement between TrueBlue, Inc. and Steven Cooper, Jim Defebaugh, Derrek Gafford, Wayne Larkin, and Noel Wheeler	10-Q	001-14543	5/4/2007

Page - 60

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing

10.14	Amended and Restated Executive Employment Agreement between TrueBlue, Inc. and Steven C. Cooper, dated November 16, 2009	8-K	001-14543	11/19/2009

10.15	Amended and Restated Non-Competition Agreement between TrueBlue, Inc. and Steven Cooper, dated November 16, 2009	8-K	001-14543	11/19/2009

10.16	Equity Retainer And Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010	S-8	333-164614	2/1/2010

10.17	2010 Employee Stock Purchase Plan	S-8	333-167770	6/25/2010

10.18	Amended and Restated 2005 Long-Term Equity Incentive Plan	S-8	333-167770	6/25/2010

10.19	Executive Employment Agreement between TrueBlue, Inc. and Kimberly Cannon, dated November 8, 2010	10-K	001-14543	2/2/2012

10.20	Form Executive Non-Compete Agreement, Form Executive Indemnification Agreement, and Form Executive Change in Control Agreement between TrueBlue, Inc. and Kimberly Cannon	10-Q	001-14543	5/4/2007

10.21	Amended and Restated Credit Agreement between TrueBlue, Inc. and Bank of America and Wells Fargo Capital Finance, dated September 30, 2011	8-K	001-14543	10/4/2011

10.22	TrueBlue, Inc. Nonqualified Deferred Compensation Plan	10-K	001-14543	2/22/2012

10.23*	Executive Employment Agreement between TrueBlue, Inc. and William Grubbs, dated October 15, 2012	—	—	—

10.24	Form Executive Non-Compete Agreement, Form Executive Indemnification Agreement, and Form Executive Change in Control Agreement between TrueBlue, Inc. and William Grubbs	10-Q	001-14543	5/4/2007

10.25*	Asset Purchase Agreement among MDT Personnel, LLC, MDT Personnel Contracts, LLC, MDT Staffing, LLC, Disaster Recovery Support, LLC, Michael D. Traina, TrueBlue, Inc., and Labor Ready Holdings, Inc. dated as of February 4, 2013	—	—	—

10.26*	Term Loan Agreement by and among TrueBlue, Inc., The Lenders That Signatories hereto, and Synovus Bank as of February 4, 2013	—	—	—

21*	Subsidiaries of TrueBlue, Inc.	—	—	—

23.1*	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm	—	—	—

Page - 61

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing

31.1*	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

31.2*	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

32.1*	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

101**	The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 28, 2012, filed with the SEC on February 21, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations & Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.	—	—	—

*	Filed herewith.

**	Furnished herewith.
Copies of Exhibits may be obtained upon request directed to Mr. James Defebaugh or Mr. Derrek Gafford, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 62