Form 10-Q
period 2013-03-29
TrueBlue, Inc.
filed 2013-04-29
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2013
or
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
______________________________________
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
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2013, there were 40,688,134 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Par Values)
(unaudited)

	March 29, 2013	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$110,800	$129,513
Accounts receivable, net of allowance for doubtful accounts of $6.4 million and $5.0 million	191,896	167,292
Prepaid expenses, deposits and other current assets	8,482	8,541
Income tax receivable	8,988	6,373
Deferred income taxes	6,022	5,447
Total current assets	326,188	317,166
Property and equipment, net	57,695	58,171
Restricted cash and investments	144,375	136,259
Deferred income taxes	5,559	2,562
Goodwill	70,613	48,079
Intangible assets, net	25,722	16,554
Other assets, net	23,896	22,952
Total assets	$654,048	$601,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$27,041	$27,292
Accrued wages and benefits	41,242	35,102
Current portion of workers' compensation claims reserve	46,865	44,652
Other current liabilities	8,793	6,510
Total current liabilities	123,941	113,556
Workers’ compensation claims reserve, less current portion	159,051	150,937
Note payable, less current portion	31,356	—
Other long-term liabilities	3,791	3,576
Total liabilities	318,139	268,069

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,678 and 40,220 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,516	2,818
Retained earnings	333,392	330,855
Total shareholders’ equity	335,909	333,674
Total liabilities and shareholders’ equity	$654,048	$601,743
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
In Thousands (Except Per Share Data)
(unaudited)

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Revenue from services	$346,498	$311,187
Cost of services	259,859	231,952
Gross profit	86,639	79,235
Selling, general and administrative expenses	88,432	72,082
Depreciation and amortization	5,159	4,768
Income (loss) from operations	(6,952)	2,385
Interest expense	(233)	(391)
Interest and other income	710	655
Interest and other income, net	477	264
Income (loss) before tax expense (benefit)	(6,475)	2,649
Income tax expense (benefit)	(5,399)	1,119
Net income (loss)	$(1,076)	$1,530

Net income (loss) per common share:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04
Weighted average shares outstanding:
Basic	39,784	39,425
Diluted	39,784	39,914

Total other comprehensive income (loss), net of tax:
Foreign currency translation	$(302)	$261
Comprehensive income (loss)	$(1,378)	$1,791
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income (loss)	$(1,076)	$1,530
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,159	4,768
Provision for doubtful accounts	1,652	1,049
Stock-based compensation	2,880	2,902
Deferred income taxes	(3,573)	(1,006)
Other operating activities	180	(401)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,982	8,441
Income taxes	(2,136)	1,037
Other assets	251	1,076
Accounts payable and other accrued expenses	(6,990)	(2,644)
Accrued wages and benefits	4,061	1,513
Workers’ compensation claims reserve	549	(876)
Other liabilities	158	303
Net cash provided by operating activities	6,097	17,692
Cash flows from investing activities:
Capital expenditures	(3,952)	(3,704)
Acquisition of business, net of cash acquired	(53,248)	—
Change in restricted cash and cash equivalents	(4,489)	3,529
Purchases of restricted investments	(1,365)	(7,662)
Maturities of restricted investments	4,128	3,907
Net cash used in investing activities	(58,926)	(3,930)
Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	2,266	2,894
Common stock repurchases for taxes upon vesting of restricted stock	(2,010)	(1,807)
Proceeds from note payable	34,000	—
Payments on debt	(397)	—
Other	479	637
Net cash provided by financing activities	34,338	1,724
Effect of exchange rates on cash	(222)	208
Net change in cash and cash equivalents	(18,713)	15,694
CASH AND CASH EQUIVALENTS, beginning of period	129,513	109,311
CASH AND CASH EQUIVALENTS, end of period	$110,800	$125,005
See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1:	ACCOUNTING PRINCIPLES AND PRACTICES
The accompanying unaudited consolidated financial statements (“financial statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the consolidated financial statements for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial information. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

NOTE 2:	ACQUISITION

We account for our business acquisitions using the purchase method of accounting in accordance with ASC 805, Business Combinations. The fair value of the net assets acquired and the results of the acquired business are included in the Consolidated Financial Statements from the acquisition date forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, useful lives of property and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. All acquisition related costs are expensed as incurred and recorded in operating expenses. Additionally, we recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions and record them as operating expenses. We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change between the preliminary allocation and the final allocation. Any changes to these estimates may have a material impact on our operating results or financial condition.
Effective February 4, 2013, we acquired substantially all of the assets, properties and contractual rights and assumed certain liabilities of MDT Personnel, LLC and its subsidiaries ("MDT") for $53.2 million, which was paid in cash. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. We expect the acquisition of MDT to enhance TrueBlue's national position as the leading provider of blue-collar temporary labor.
We expect to generate synergies from fully integrating and blending MDT's operations with our existing business lines. MDT was primarily integrated into the Labor Ready business line. The integration of the MDT operations was completed during first quarter of 2013. We consolidated 65 branches, blended our sales and service teams and fully integrated all former MDT locations into our enterprise systems to optimize our combined operational efficiencies post acquisition. We expect to complete the integration of all remaining administrative services during the second quarter of 2013 and exit the former MDT administrative center. During the quarter ended March 29, 2013, we incurred restructuring costs related to our integration of the acquisition of MDT. These activities consisted of integrating our branch network capacity, sales and services teams and infrastructure and included closing, consolidating and relocating certain branch offices and administrative operations, eliminating redundant assets, and reducing excess administrative workforce and capacity. The integration costs of $2.2 million are included in selling, general and administrative operating expenses in the Consolidated Statements of Operations & Comprehensive Income (Loss) and operating cash flows in the Consolidated Statements of Cash Flows. At March 29, 2013, we have a liability for incurred but not yet paid integration costs of $1.6 million included in accounts payable and other accrued expenses in our Consolidated Balance Sheets.
Purchase price allocation
The allocation of the purchase price to MDT's tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of the acquisition. The valuation of these tangible and identifiable intangible assets and liabilities is preliminary, subject to completion of a formal valuation process and further management review, and will be adjusted as additional information becomes available. The fair valuation estimates particularly subject to change are those relating to accounts receivable, identifiable intangible assets subject to amortization and liabilities assumed. Such adjustments may have a material effect on our results of operations and financial position. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than our 2013 fiscal year-end.

Page - 6

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date of February 4, 2013 (in millions):

Accounts receivable, net of allowance for doubtful accounts (1)	$31.2
Prepaid expenses, deposits and other current assets	1.2
Property and equipment, net	0.5
Restricted cash and investments	6.9
Intangible assets, net	10.2
Total assets acquired	50.0

Accounts payable and other accrued expenses	7.4
Accrued wages and benefits	2.0
Workers' compensation claims reserve	9.8
Other long-term liabilities	0.1
Total liabilities assumed	19.3

Net identifiable assets acquired	30.7
Goodwill (2)	22.5
Net assets acquired	$53.2
___________________

(1)	The gross contractual amount of accounts receivable is $32.9 million and, of this amount, we expect $1.7 million to be uncollectible.

(2)	Goodwill is deductible for income tax purposes over 15 years as of March 29, 2013.
Intangibles assets include identifiable intangible assets for customer relationships, non-compete agreements and trade names. Customer related intangibles are primarily comprised of contractual arrangements and customer relationships.We have estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization using the income approach. No residual value is estimated for any of the intangible assets. These estimates are preliminary and are subject to completion of the formal valuation process, review by management and other adjustments, which may be material.
The following table sets forth the preliminary estimate for the components of identifiable intangible assets and their estimated useful lives (in millions, except for estimated useful lives, in years):

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$7.8	8.0
Trade name/trademarks	1.0	1.5
Non-compete agreements	1.4	5.0
The acquired assets and liabilities of MDT are included in our Consolidated Balance Sheets as of March 29, 2013 and the results of its operations and cash flows are reported in our Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows from February 4, 2013 through March 29, 2013 for the quarter ended March 29, 2013.
MDT operations were fully integrated with our existing operations and our customers, temporary workforce, field employees and locations were merged. The nature of the customers and the services provided by TrueBlue and the former MDT are substantially the same. We competed in the marketplace for the same customers, temporary workers, sales and service personnel. Accordingly, subsequent to merging our operations, it is not possible to segregate and to reasonably estimate the revenues and expenses related exclusively to the former MDT operations.
Pro forma financial information
The following table reflects the pro forma consolidated results of operations for the periods presented, as though the acquisition of MDT had occurred as of the beginning of the period being reported on, after giving effect to related income tax effects.
The pro forma financial information combines our results of operations with the unaudited financial information of MDT used by MDT management for internal reporting purposes. Any changes required by an audit of the MDT financial information could be

Page - 7

Notes to Consolidated Financial Statements—(Continued)

material. The pro forma financial information presented is for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the dates indicated, nor is it indicative of future operating results.
The pro forma consolidated results of operations do not include, among other items, the effects of:

•	differences in our operating cost structure for workers compensation, payroll taxes and other costs of our respective temporary workforce.

•	potential losses in gross profit due to revenue attrition from combining the two companies.

•	any costs of restructuring and integration associated with the acquisition.

Further, as discussed above, the valuation of tangible and identifiable intangible assets and liabilities is preliminary, subject to completion of a formal valuation process and further management review, and will be adjusted as additional information is evaluated during the allocation period. Such adjustments may have a material effect on our results of operations and financial position, including the pro forma financial data as presented below (in millions, except per share data).

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Revenue from services	$370.6	$360.4
Net income (loss)	(0.2)	0.3
Net income (loss) per common share - diluted	(0.01)	0.01

NOTE 3:	FAIR VALUE MEASUREMENT
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply a fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1: Inputs are valued using quoted market prices in active markets for identical assets or liabilities. Our Level 1 assets primarily include cash and cash equivalents and mutual funds.

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
The following table presents the fair value and hierarchy for our cash equivalents and restricted investments (in millions):

	March 29, 2013	December 28, 2012
Level 1:
Cash equivalents (1)	$95.0	$94.6
Restricted cash equivalents (1)	34.5	26.8
Other restricted investments (2)	4.4	3.5
Level 2:
Restricted investments classified as held-to-maturity (3)	89.5	92.7
____________________

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits and investments with original maturities of three months or less.

Page - 8

Notes to Consolidated Financial Statements—(Continued)

(2)
Level 1 other restricted investments consist of deferred compensation investments which are comprised of mutual funds. We have an equal and offsetting accrued liability related to the deferred compensation plan.

(3)	Level 2 restricted investments classified as held-to-maturity consist of Municipal Securities, Corporate Securities, U.S. Agency Mortgages and U.S. Agency Debentures.

NOTE 4:	RESTRICTED CASH AND INVESTMENTS
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
The following is a summary of restricted cash and investments (in millions):

	March 29, 2013	December 28, 2012
Cash collateral held by insurance carriers	$28.1	$21.5
Cash and cash equivalents held in Trust (1)	17.6	14.8
Investments held in Trust	87.8	91.2
Cash collateral backing letters of credit	1.8	1.8
Other (2)	9.1	7.0
Total restricted cash and investments	$144.4	$136.3
__________________

(1)	Included in this amount is $0.9 million of accrued interest at both March 29, 2013 and December 28, 2012.

(2)	Primarily consists of restricted cash in money market accounts and deferred compensation plan accounts which are comprised of mutual funds.
The following tables present fair value disclosures for our held-to-maturity investments which are carried at amortized cost (in millions):

	March 29, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$54.4	$1.1	$(0.1)	$55.4
Corporate bonds	18.6	0.3	—	18.9
Asset backed bonds	14.8	0.4	—	15.2
	$87.8	$1.8	$(0.1)	$89.5

	December 28, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$57.3	$1.0	$(0.1)	$58.2
Corporate bonds	17.9	0.3	—	18.2
Asset backed bonds	16.0	0.3	—	16.3
	$91.2	$1.6	$(0.1)	$92.7

Page - 9

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in millions):

	March 29, 2013
	Amortized Cost	Fair Value
Due in one year or less	$12.3	$12.3
Due after one year through five years	43.7	44.7
Due after five years through ten years	31.8	32.5
	$87.8	$89.5
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty.

NOTE 5:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in millions):

	March 29, 2013	December 28, 2012
Buildings and land	$26.0	$25.9
Computers and software	92.8	91.7
Cash dispensing machines	1.0	1.0
Furniture and equipment	9.0	8.9
Construction in progress	9.7	7.7
	138.5	135.2
Less accumulated depreciation and amortization	(80.8)	(77.0)
	$57.7	$58.2
Capitalized software costs, net of accumulated amortization, were $28.2 million and $30.9 million as of March 29, 2013 and December 28, 2012, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally developed software.
Depreciation expense of property and equipment totaled $4.1 million and $4.0 million for the thirteen weeks ended March 29, 2013 and March 30, 2012, respectively.

NOTE 6:	GOODWILL AND INTANGIBLE ASSETS
We acquired MDT during the thirteen weeks ended March 29, 2013. The assets acquired and liabilities assumed were recorded at the date of acquisition at their preliminary, respective estimated fair values. Assets acquired included finite-lived intangible assets of $10.2 million with an estimated weighted average useful life of 7.0 years. The excess of the purchase price over the estimated fair values of the net assets acquired in the amount of $22.5 million was recorded as goodwill and primarily represents synergies with our existing business, the acquired assembled workforce, and potential new customers. There were no significant changes in the carrying amount of goodwill for the quarter ended March 30, 2012.
Changes in the carrying amount of goodwill were as follows (in millions):

	Goodwill	Accumulated Impairment Losses	Goodwill, net
Balance at December 28, 2012	$94.3	$(46.2)	$48.1
Goodwill acquired during the year	22.5	—	22.5
Impairment losses	—	—	—
Balance at March 29, 2013	$116.8	$(46.2)	$70.6

Page - 10

Notes to Consolidated Financial Statements—(Continued)

Intangible assets other than goodwill are broken out separately on our Consolidated Balance Sheets. The following table presents our purchased intangible assets other than goodwill (in millions):

	March 29, 2013			December 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships (2)	$26.9	$(11.2)	$15.7	$19.1	$(10.5)	$8.6
Trade name/trademarks (2)	4.9	(2.2)	2.7	3.5	(1.6)	1.9
Non-compete agreements (2)	1.8	(0.2)	1.6	1.8	(1.4)	0.4
	$33.6	$(13.6)	$20.0	$24.4	$(13.5)	$10.9
Indefinite-lived intangible assets:
Trade name/trademarks			$5.7			$5.7
____________________

(1)	Excludes assets that are fully amortized.

(2)	Includes customer relationships, trade name, and non-compete agreement resulting from the MDT acquisition with preliminary values of $7.8 million, $1.0 million, and $1.4 million, respectively.
Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization of our finite-lived intangible assets was $1.0 million and $0.8 million for the thirteen weeks ended March 29, 2013 and March 30, 2012, respectively.
The following table provides the estimated future amortization of definite-lived intangible assets at March 29, 2013 (in millions):

Remainder of 2013	$2.1
2014	4.3
2015	3.9
2016	3.9
2017	2.4
Thereafter	3.4
$20.0
Long-lived intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value may not be recoverable. We noted no such event or circumstance and accordingly no impairment loss has been recognized during the thirteen weeks ended March 29, 2013 and March 30, 2012.

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or when triggering events indicate impairment is more likely than not. We noted no significant events or circumstances that indicated a more likely than not potential impairment and accordingly did not perform an interim impairment test of our goodwill and indefinite-lived intangibles assets during the thirteen weeks ended March 29, 2013 .

NOTE 7:	WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
In connection with the acquisition of MDT, we assumed the workers' compensation insurance policies which cover claims for the policy year ended February 13, 2013.
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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Our workers’ compensation reserve for claims

Page - 11

Notes to Consolidated Financial Statements—(Continued)

below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 29, 2013, the weighted average rate was 2.4%. The claim payments are made over an estimated weighted average period of approximately 5.5 years. As of March 29, 2013 and December 28, 2012, the discounted workers’ compensation claims reserves were $205.9 million and $195.6 million, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our deductible limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 29, 2013, the weighted average rate was 4.1%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 19.8 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $28.3 million and $27.1 million as of March 29, 2013 and December 28, 2012, respectively.
Certain workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $6.2 million and $5.6 million against all receivables from Troubled Insurance Companies as of March 29, 2013 and December 28, 2012, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, as of March 29, 2013 and December 28, 2012 were $22.4 million and $21.4 million, respectively and were included in Other assets, net in the accompanying Consolidated Balance Sheets.
Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:

•	changes in medical and time loss (“indemnity”) costs;

•	changes in mix between medical only and indemnity claims;

•	regulatory and legislative developments that have increased benefits and settlement requirements;

•	type and location of work performed;

•	impact of safety initiatives; and

•	positive or adverse development of claim reserves.
Workers’ compensation expense totaling $13.1 million and $11.5 million was recorded in Cost of services for the thirteen weeks ended March 29, 2013 and March 30, 2012, respectively. Workers’ compensation expense consists of: self-insurance reserves net of changes in discount; monopolistic jurisdictions’ premiums; insurance premiums; changes in the valuation allowance related to receivables from the Troubled Insurance Companies as described above; and other miscellaneous expenses.

NOTE 8:	COMMITMENTS AND CONTINGENCIES
Revolving credit facility
We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.
The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building not to exceed $15 million, which is reduced quarterly by $0.4 million. As of March 29, 2013, the Tacoma headquarters office building liquidation value totaled $13.1 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of March 29, 2013, the maximum $80 million was available and letters of credit in the amount of $6.7 million had been issued against the facility, leaving an unused portion of $73.3 million. The letters of credit collateralize a portion of our workers' compensation obligation.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control

Page - 12

Notes to Consolidated Financial Statements—(Continued)

agreement benefiting the lenders. The amount we were entitled to borrow at March 29, 2013 was $73.3 million and the amount of cash and cash equivalents under control agreements was $110.6 million for a total of $183.9 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) or the Prime Rate, at our option, plus an applicable spread based on excess liquidity as set forth below:

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
Term Loan Agreement
In connection with our acquisition of MDT on February 4, 2013, we entered into an unsecured Term Loan Agreement (the “Loan”) with Synovus Bank in the principal amount of $34.0 million. The Loan has a five year maturity with fixed monthly principal payments which total $2.3 million annually based on a loan amortization term of fifteen years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Loan by five consecutive one-year extensions.
As of March 29, 2013, the remaining balance of the Loan was $33.7 million, of which, $2.3 million is short-term and is included in Other current liabilities in our Consolidated Balance Sheets. The long term portion of $31.4 million is reported as Notes payable.
Our obligations under the Loan may be accelerated upon the occurrence of an event of default under the Loan, which includes customary events of default, as well as cross-defaults related to indebtedness under our Revolving Credit Facility, and other Loan specific defaults. The Loan contains customary negative covenants applicable to the Company and its subsidiaries such as indebtedness, certain dispositions of property, the imposition of restrictions on payments under the Loan, and other Loan specific covenants. We are in compliance with all covenants related to the Loan. As of March 29, 2013, the remaining balance of the Loan approximated fair value.
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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	March 29, 2013	December 28, 2012
Cash collateral held by insurance carriers	$28.1	$21.5
Cash and cash equivalents held in Trust (1)	17.6	14.8
Investments held in Trust	87.8	91.2
Letters of credit (2)	8.5	9.0
Surety bonds (3)	15.9	16.2
Total collateral commitments	$157.9	$152.7
____________________

(1)	Included in this amount is $0.9 million of accrued interest at both March 29, 2013 and December 28, 2012.

Page - 13

Notes to Consolidated Financial Statements—(Continued)

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million of restricted cash collateralizing our letters of credit at both March 29, 2013 and December 28, 2012.

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

NOTE 9:	STOCK-BASED COMPENSATION
Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include restricted and unrestricted stock awards, performance share units, stock options, and shares purchased under an employee stock purchase plan (“ESPP”).
Stock-based compensation expense was as follows (in millions):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Restricted and unrestricted stock and performance share units expense	$2.8	$2.8
ESPP expense	0.1	0.1
Total stock-based compensation expense	$2.9	$2.9
Restricted and unrestricted stock and performance share units
Stock-based awards are issued under our 2005 Long-Term Equity Incentive Plan as amended. Restricted stock is granted to executive officers and key employees and vests annually over periods ranging from three to four years. Unrestricted stock granted to our directors vests immediately. Restricted and unrestricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period, net of estimated forfeitures.
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
Restricted, unrestricted stock and performance share units activity for the thirteen weeks ended March 29, 2013 was as follows (shares in thousands):

	Shares	Price (1)
Non-vested at beginning of period	1,435	$15.23
Granted	548	$18.31
Vested	(396)	$15.36
Forfeited	(72)	$17.65
Non-vested at the end of the period	1,515	$16.20
_____________________

(1)	Weighted average market price on grant-date.
As of March 29, 2013, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $9.7 million, of which $8.5 million is estimated to be recognized over a weighted average period of 1.8 years through 2017. As of March 29, 2013, total unrecognized stock-based compensation expense related to performance share units, assuming achievement of maximum financial goals was approximately $10.3 million, of which $4.8 million is currently estimated to be recognized over a weighted average period of 2.1 years through 2016.

Page - 14

Notes to Consolidated Financial Statements—(Continued)

Stock options
Our 2005 Long-Term Equity Incentive Plan as amended provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. The majority of our unvested stock options “cliff vest” in three years from the date of grant and expire if not exercised within seven years from the date of grant. The maximum contractual term for our outstanding awards is ten years.
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
There were no stock options granted during the thirteen weeks ended March 29, 2013 or during 2012.
Stock option activity was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding, December 28, 2012	639	$16.91
Exercised	(152)	$13.31
Expired/Forfeited	(124)	$21.04
Outstanding, March 29, 2013	363	$17.02

Exercisable, March 29, 2013	363	$17.02
Total unrecognized stock-based compensation expense related to non-vested stock options was de minimis as of March 29, 2013.
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
During the thirteen weeks ended March 29, 2013 and March 30, 2012, participants purchased 24,000 and 28,000 share respectively, from the plan for cash proceeds of $0.3 million for each period.

NOTE 10:	INCOME TAXES
Our effective tax rate on earnings for the thirteen weeks ended March 29, 2013 was 83.4% compared to 42.2% for the same period in 2012. The effective tax rate of 83.4% is due primarily to the retroactive restoration of the Work Opportunity Tax Credit. The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013. The Act retroactively restored the Work Opportunity Tax Credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, a benefit of approximately $3.2 million, was recognized as of March 29, 2013. This tax credit benefit increased our effective tax rate on losses for the thirteen weeks ended March 29, 2013 from the anticipated 2013 rate of 34.2% to 83.4%.
The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 34.2%, excluding the retroactive restoration of the Work Opportunity Tax Credit, is from current year federal tax credits, state income taxes, and certain non-deductible expenses. As of March 29, 2013 and December 28, 2012 we had unrecognized tax benefits of $2.0 million and $1.9 million, respectively, recorded in accordance with current accounting guidance on uncertain tax positions.
Deferred taxes related to our foreign currency translation were de minimis for both thirteen weeks ended March 29, 2013 and March 30, 2012.

Page - 15

Notes to Consolidated Financial Statements—(Continued)

NOTE 11.	NET INCOME (LOSS) PER SHARE
Adjusted net income (loss) and diluted common shares were calculated as follows (in millions, except per share amounts):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Net income (loss)	$(1.1)	$1.5

Weighted average number of common shares used in basic net income (loss) per common share	39.8	39.4
Dilutive effect of outstanding stock options and non-vested restricted stock	—	0.5
Weighted average number of common shares used in diluted net income (loss) per common share	39.8	39.9
Net income (loss) per common share:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04

Anti-dilutive shares	0.3	0.7
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
Anti-dilutive shares include unvested restricted stock, performance share units and in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented. Anti-dilutive shares associated with our stock options relate to those stock options with an exercise price higher than the average market value of our stock during the periods presented. Potentially dilutive common shares are anti-dilutive in a period when a net loss is reported. Therefore, they are not included in the diluted net loss per share amount for the thirteen weeks ended March 29, 2013.

NOTE 12:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in millions):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Cash paid during the period for:
Interest	$0.2	$0.2
Income taxes	$0.2	$0.8
As of March 29, 2013 and March 30, 2012, we had acquired $0.8 million and $2.0 million, respectively, of property, plant and equipment on account that was not yet paid. During the thirteen weeks ended March 29, 2013, we paid $1.6 million for capital expenditures acquired on account as of December 28, 2012. These are considered non-cash investing items.

NOTE 13:	SUBSEQUENT EVENTS
We evaluated other events and transactions occurring after the balance sheet date through the date that the financial statements were issued, and noted no other events that were subject to recognition or disclosure.

Page - 16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes included in Item 1 of Part 1 in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the most recently filed Annual Report on Form 10-K for the fiscal year ended December 28, 2012. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Part II, Item 1A, Risk Factors.”
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. Our MD&A is presented in six sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commitments

•	Summary of Critical Accounting Estimates

•	New Accounting Standards
OVERVIEW
TrueBlue is a leading provider of temporary blue-collar staffing. We provide a wide range of specialized blue-collar staffing services through the following service lines: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline Drivers for dedicated and temporary drivers. Headquartered in Tacoma, Washington, we serve approximately 140,000 businesses primarily in the services, construction, transportation, manufacturing, retail and wholesale industries. We had 733 branches in operation at the end of the quarter.
Revenue grew to $346 million for the thirteen weeks ended March 29, 2013, an 11.3% increase compared to the prior year. The increase is primarily due to revenue resulting from the acquisition of MDT Personnel ("MDT") during the quarter. Additionally, we experienced a steady growth in demand for our services across most geographies and industries we serve with a continued increase in construction. The increases in demand and revenue mix have largely offset an expected drop in revenue from a large customer project that is nearing completion.
Effective February 4, 2013, we acquired substantially all of the assets of MDT, the third-largest general-labor staffing provider in the United States. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. The decision to acquire MDT's operations reflects our overall optimism about growth in the staffing industry and our continued business strategy to expand current market share through acquisitions. We expect that the acquisition of MDT will enhance TrueBlue's national position as the leading provider of dependable blue-collar temporary labor and we expect to generate synergies from full integration of MDT's operations with our existing business lines. MDT operations were primarily integrated with our Labor Ready business line during the quarter. We consolidated 65 branch locations, blended our sales and service teams and fully integrated all former MDT locations into our enterprise systems. We expect to complete the integration of all remaining administrative services during the second quarter of 2013.
Gross profit as a percent of revenue for the thirteen weeks ended March 29, 2013 was 25.0%, a decline of 0.5% compared to the same period in 2012. The decline is due to the acquisition of MDT which carried a lower gross margin in comparison with our blended company average. This decline was partially offset by a change in revenue mix.
Selling, general, and administrative expenses as a percentage of revenue increased to 25.5% for the thirteen weeks ended March 29, 2013 as compared to 23.2% for the prior year. This increase is primarily due to the ongoing operating costs of MDT and the non-recurring costs of $4.2 million for the acquisition, integration, restructuring, and shut down activities related to the purchase and merger of MDT with our business. SG&A spending also increased due to variable costs associated with revenue growth and costs related to strategic initiatives.

Page - 17

Net loss was $1.1 million, or $(0.03) per diluted share, for the thirteen weeks ended March 29, 2013, compared to a net income of $1.5 million, or $0.04 per diluted share, for the first quarter in 2012. The net loss includes a non recurring tax benefit a result of the American Taxpayer Relief Act of 2012 ("the Act") which was signed into law on January 2, 2013. The Act retroactively restored the Work Opportunity Tax Credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, a benefit of approximately $3.2 million, was recognized as of March 29, 2013.
We believe we are in a strong financial position to fund working capital needs for planned 2013 growth and expansion opportunities. We had cash and cash equivalents of $110.8 million at March 29, 2013. As of March 29, 2013, the maximum $80 million was available under the Revolving Credit Facility and $6.7 million of letters of credit had been issued against the facility, leaving an unused portion of $73 million.
RESULTS OF OPERATIONS
The following table presents selected financial data (in millions, except percentages and per share amounts):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Revenue from services	$346.5	$311.2
Total revenue growth %	11.3%	13.4%

Gross profit as a % of revenue	25.0%	25.5%

Selling, general and administrative expenses	$88.4	$72.1
Selling, general and administrative expenses as a % of revenue	25.5%	23.2%

Income (loss) from operations	$(7.0)	$2.4
Income (loss) from operations as a % of revenue	(2.0)%	0.8%

Net income (loss)	$(1.1)	$1.5
Net income (loss) per diluted share	$(0.03)	$0.04
Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the seasonality of our customers’ businesses as well as timing and duration of project work. Demand for our staffing services is higher during the second and third quarters of the year with demand peaking in the third quarter and is lower during the first and fourth quarters, in part due to limitations to outside work during the winter months.
Effective February 4, 2013, we acquired substantially all of the assets of MDT, the third-largest general-labor staffing provider in the United States. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. The decision to acquire MDT's operations reflects our overall optimism about growth in the staffing industry and our continued business strategy to expand current market share through acquisitions. We expect that the acquisition of MDT will enhance TrueBlue's national position as the leading provider of dependable blue-collar temporary labor and we expect to generate synergies from the full integration of MDT's operations with our existing business lines.
MDT operations were primarily integrated with our Labor Ready business line during the current quarter. We consolidated 65 branch locations, blended our sales and service teams, and fully integrated all former MDT locations into our enterprise systems. The acquisition of MDT has both deepened our expertise and strengthened our position in the key industries we serve. The customers of MDT have been fully integrated with our existing customer base and are serviced by our blended operations. We expect to complete the integration of all remaining administrative services during the second quarter of 2013.

Page - 18

Revenue
Revenue from services in comparison with the same period in the prior year was as follows (in millions, except percentages):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Revenue from services	$346.5	$311.2
Total revenue growth %	11.3%	13.4%
Revenue grew to $346.5 million for the thirteen weeks ended March 29, 2013, an 11.3% increase compared to the same period in the prior year. The increase is primarily due to revenue resulting from the acquisition of MDT during the quarter. Additionally, we experienced steady growth in demand for our services across most geographies and industries we serve with a continued increase in construction. The increases in demand and revenue mix have largely offset an expected drop in revenue from a large customer project that is nearing completion. Excluding growth from this customer, revenue grew by 19%.
Gross profit
Gross profit in comparison with the same period in the prior year was as follows (in millions, except percentages):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Gross profit	$86.6	$79.2
Gross profit as a % of revenue	25.0%	25.5%
Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation insurance costs, and reimbursable costs. Gross profit as a percent of revenue declined by 0.5% for the thirteen weeks ended March 29, 2013. The decline is due to the the acquisition of MDT which carried a lower gross margin in comparison with our blended company average. This decline was partially offset by a change in revenue mix.
Workers’ compensation expense remained relatively constant at 3.8% of revenue for the quarter ended March 29, 2013 compared to 3.7% for the quarter ended March 30, 2012. We actively manage the safety of our temporary workers with our risk management programs and work together with our network of service providers to control costs. MDT has been fully integrated into our workers' compensation insurance and safety programs.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were as follows (in millions, except percentages):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Selling, general and administrative expenses	$88.4	$72.1
Percentage of revenue	25.5%	23.2%
SG&A as a percentage of revenue increased to 25.5% for the first quarter of 2013 as compared to 23.2% for the same period in 2012. The increase in SG&A costs are due to several reasons. The increase is primarily due to the ongoing operating costs of MDT and the non-recurring acquisition and integration costs of $4.2 million. Integration costs consisted of closing, consolidating and relocating certain branch and administrative operations, eliminating redundant assets and reducing excess administrative workforce and capacity together with other integration program costs. SG&A spending also increased due to variable costs associated with revenue growth and costs related to strategic initiatives.

Page - 19

Depreciation and amortization
Depreciation and amortization were as follows (in millions, except percentages):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Depreciation and amortization	$5.2	$4.8
Percentage of revenue	1.5%	1.5%
Depreciation and amortization expense for the thirteen weeks ended March 29, 2013 increased over the same period in 2012 by $0.4 million primarily from increased amortization related to the definite-lived intangible assets acquired in the MDT acquisition and enterprise technology improvement projects completed and placed into service during 2012. These projects were designed to further improve our efficiency and effectiveness in recruiting and retaining our temporary workers and attracting and retaining our customers.
Income taxes
The effective income tax rate was as follows (in millions, except percentages):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Income tax expense (benefit)	$(5.4)	$1.1
Effective income tax rate	83.4%	42.2%
The effective tax rate of 83.4% is due primarily to the retroactive restoration of the Work Opportunity Tax Credit. The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013. The Act retroactively restored the Work Opportunity Tax Credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, a benefit of approximately $3.2 million, was recognized as of March 29, 2013. This tax credit benefit increased our effective tax rate on losses for the thirteen weeks ended March 29, 2013 from our expected 2013 rate of 34.2% to 83.4%.
The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 34.2%, excluding the retroactive restoration of the Work Opportunity Tax Credit, is from current year federal tax credits, state income taxes, and certain non-deductible expenses. The higher effective income tax rate of 42.2% for the prior year as compared to the expected rate for the current year of 34.2% was due primarily to expired federal payroll tax credits in 2012.
As of March 29, 2013 and December 28, 2012 we had unrecognized tax benefits of $2.0 million and $1.9 million, respectively, recorded in accordance with current accounting guidance on uncertain tax positions.
Results of Operations Future Outlook
The following highlights represent our expectations regarding operating trends for the remainder of fiscal year 2013. These expectations are subject to revision as our business changes with the overall economy:

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

•
Effective February 4, 2013, we acquired the assets and assumed certain liabilities of MDT, the third-largest general labor staffing firm in the United States. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. We expect the acquisition to enhance TrueBlue's national position as the leading provider of dependable blue-collar temporary labor. The decision to acquire MDT's operations reflects our overall optimism about growth in the staffing industry. We have expanded the size of our general labor business by merging MDT's operations primarily with those of the Labor Ready business line. We expect to leverage our cost structure and produce long-term, incremental operating margins by merging the MDT operations with ours and generating synergies. We will continue to pursue other opportunities to grow our share of the blue-collar market through acquisitions.

Page - 20

•
As the economy grows, we will continue to evaluate opportunities to expand our market presence. All of our multi-location business lines have opportunities to expand through new physical locations or by sharing existing locations. Where possible, we plan to expand the presence of our business lines by sharing existing locations to achieve cost synergies. We plan to build on our success with centralized recruitment and dispatch of our temporary workers to locations without physical branches and expand our geographic reach.

•
We have been investing in mobile technology solutions. We see compelling opportunities to improve the speed in assigning candidates to jobs and increase the productivity of our branch employees resulting in the consolidation of branches and other benefits to our cost structure. These technologies are currently under development and we expect to deploy them during 2013. We believe this will position us to begin generating efficiencies during the back half of 2013. The extent of additional efficiencies will be understood after our deployment and evaluation in 2013.

•
Services for a large customer project have been declining as the project matures and our customer makes workforce adjustments. While we expect continued revenue from this customer, our work is project based and the completion of certain projects will continue to impact our revenue trends. Revenue from this customer was approximately $76 million in 2012 and our best estimate for 2013 is $25 million.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is operating cash flows. Our net income (loss) and, consequently, our cash provided from operations are impacted by sales volume, timing of collections, seasonal sales patterns and profit margins.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in millions):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Net income (loss)	$(1.1)	$1.5
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5.2	4.8
Provision for doubtful accounts	1.7	1.0
Stock-based compensation	2.9	2.9
Deferred income taxes	(3.6)	(1.0)
Other operating activities	0.2	(0.4)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5.0	8.4
Income taxes	(2.1)	1.0
Accounts payable and other accrued expenses	(2.9)	(1.1)
Workers' compensation claims reserve	0.5	(0.9)
Other assets and liabilities	0.3	1.5
Net cash provided by operating activities	$6.1	$17.7
Net cash provided by operating activities was $6.1 million for the first quarter of 2013 as compared to $17.7 million for the same period in 2012.

•
Accounts receivable followed normal seasonal patterns in the first quarter of 2013 by declining from the beginning of the quarter, producing a source of cash partially offset by the lengthening of days sales outstanding due to the timing of payments by larger national customers.

•
Generally our workers' compensation reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the current year, our workers' compensation reserve increased as we increased the delivery of temporary labor services, partially offset by the timing of claim payments.

•
Income taxes receivable increased during the first quarter of 2013. The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013. The Act retroactively restored the Work Opportunity Tax Credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, a benefit of approximately $3.2 million, was recognized as of March 29, 2013.

Page - 21

Cash flows from investing activities
Our cash flows from investing activities were as follows (in millions):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Capital expenditures	$(4.0)	$(3.7)
Acquisition of business, net of cash acquired	(53.2)	—
Change in restricted cash and cash equivalents	(4.5)	3.5
Purchase of restricted investments	(1.4)	(7.6)
Maturities of restricted investments	4.1	3.9
Net cash used in investing activities	$(59.0)	$(3.9)

•	Cash flows used in investing activities were higher mainly due to the $53.2 million acquisition of MDT.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. The change in restricted cash and cash equivalents is primarily a product of purchasing restricted investments, maturities on restricted investments, and payments to workers' compensation insurance providers. When combining this change with purchases of restricted investments net of maturities of restricted investments, restricted cash and investments increased by $1.8 million for the first quarter 2013. This increase is primarily due to an increase in the collateral requirements by our workers' compensation insurance providers related to growth in operations, due to the timing of payments to our insurance providers.

Cash flows from financing activities
Our cash flows from financing activities were as follows (in millions):

	Thirteen weeks ended
	March 29, 2013	March 30, 2012
Net proceeds from stock option exercises and employee stock purchase plans	$2.3	$2.9
Common stock repurchases for taxes upon vesting of restricted stock	(2.0)	(1.8)
Proceeds from note payable	34.0	—
Payments on debt	(0.4)	—
Other	0.4	0.6
Net cash used in financing activities	$34.3	$1.7

•	The change in cash provided by financing activities was mainly due to proceeds from our Term Loan Agreement with Synovus Bank of $34.0 million in connection with our acquisition of MDT.
Future outlook
We believe we are in a strong financial position to fund working capital needs for planned growth. The strength of our current financial position is highlighted as follows:

•	We have cash and cash equivalents of $110.8 million as of March 29, 2013.

•
Our borrowing availability under our credit facility is principally based on accounts receivable and the value of our corporate building. We have $73.3 million of borrowing available under our credit facility as of March 29, 2013. We believe the credit facility provides adequate borrowing availability.

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

Page - 22

Capital resources
We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.
The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building not to exceed $15 million, which is reduced quarterly by $0.4 million. As of March 29, 2013, the Tacoma headquarters office building liquidation value totaled $13.1 million. This borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of March 29, 2013, the maximum $80 million was available and letters of credit in the amount of $6.7 million had been issued against the facility, leaving an unused portion of $73.3 million. The letters of credit collateralize a portion of our workers' compensation obligation.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million or be subject to a fixed charge coverage ratio. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at March 29, 2013 was $73.3 million and the amount of cash and cash equivalents under control agreements was $110.6 million for a total of $183.9 million of liquidity, which is well in excess of the minimum liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
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
We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At March 29, 2013, we had restricted cash and investments totaling approximately $144.4 million.

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
In connection with the acquisition of MDT, we assumed the workers' compensation insurance policies which cover claims for the policy year ended February 13, 2013.
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

Page - 23

Workers' compensation collateral
Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and/or surety bonds. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. The majority of the restricted cash and investments collateralizing our self-insured workers' compensation policies are held in a trust ("Trust") at Bank of New York Mellon.
Our total collateral commitments were made up of the following components (in millions):

	March 29, 2013	December 28, 2012
Cash collateral held by insurance carriers	$28.1	$21.5
Cash and cash equivalents held in Trust (1)	17.6	14.8
Investments held in Trust	87.8	91.2
Letters of credit (2)	8.5	9.0
Surety bonds (3)	15.9	16.2
Total collateral commitments	$157.9	$152.7
____________________

(1)	Included in this amount is $0.9 million of accrued interest at both March 29, 2013 and December 28, 2012.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million of restricted cash collateralizing our letters of credit as of both March 29, 2013 and December 28, 2012.

(3)
Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier, but do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days' notice.

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	March 29, 2013	December 28, 2012
Total workers’ compensation reserve	$205.9	$195.6
Add back discount on reserves (1)	21.0	20.4
Less excess claims reserve (2)	(28.3)	(26.9)
Reimbursable payments to insurance provider (3)	3.7	6.4
Less portion of workers' compensation not requiring collateral (4)	(44.4)	(42.8)
Total collateral commitments	$157.9	$152.7
____________________

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $205.9 million at March 29, 2013.
Our workers' compensation reserve for self-insured claims is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Reserves are estimated for claims incurred in the current year, as well as claims incurred during prior years. Management evaluates the adequacy of the

Page - 24

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
Our workers' compensation reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At March 29, 2013, the weighted average rate was 2.4%. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years. Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 29, 2013, the weighted average rate was 4.1%. The excess claim payments are made and the corresponding reimbursements from our insurance carriers are received over a weighted average period of approximately 19.8 years. The discounted workers' compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $28.3 million and $27.1 million as of March 29, 2013 and December 28, 2012, respectively.
Certain workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
In connection with our acquisition of MDT on February 4, 2013, we entered into an unsecured Term Loan Agreement (the “Loan”) with Synovus Bank in the principal amount of $34.0 million. The Loan has a five year maturity with fixed monthly principal payments which total $2.3 million annually based on a loan amortization term of fifteen years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Loan by five consecutive one-year extensions.
As of March 29, 2013, the remaining balance of the Loan was $33.7 million, of which, $2.3 million is short-term and is included in Other current liabilities in our Consolidated Balance Sheets. The long term portion of $31.4 million is reported as Notes payable.
Our obligations under the Loan may be accelerated upon the occurrence of an event of default under the Loan, which includes customary events of default, as well as cross-defaults related to indebtedness under our Revolving Credit Facility, and other Loan specific defaults. The Loan contains customary negative covenants applicable to the Company and its subsidiaries such as indebtedness, certain dispositions of property, the imposition of restrictions on payments under the Loan, and other Loan specific covenants. We are in compliance with all covenants related to the Loan. As of March 29, 2013, the remaining balance of the Loan approximated fair value.
There have been no other material changes during the period covered by this quarterly report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012 and Note 1 to our Consolidated Financial Statements as of and for the period ended March 29, 2013.
NEW ACCOUNTING STANDARDS
There are no new accounting standards applicable to us. See Note 1 to the Consolidated Financial Statements.

Page - 25

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995
Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” "may," “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Actual events or results may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Part II, Item 1A, Risk Factors, and other section of our filings with the Securities and Exchange Commission for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions, brand expansion, divestitures, revenue volumes and mix, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or regulations, availability of suitable temporary workers, our ability to react to a disaster recovery situation, availability of credit on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We discussed our interest rate and credit risk, and our foreign currency exchange risk in Part 1, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2012. In addition to those risks, we are exposed to interest rate risk through the use or our Revolving Credit Facility, the Loan and other borrowings. We did not draw on our Revolving Credit Facility during the quarter ended March 29, 2013. The weighted average interest rate on the Loan was 1.7% for the quarter ended March 29, 2013. A hypothetical fluctuation of 10% in market interest rates would not have had a material impact on our results of operations during the first quarter of 2013.

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
We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 29, 2013, our disclosure controls and procedures are effective.
During the fiscal quarter ended March 29, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 8 of Notes to Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
Investing in our securities involves risk. The following risk factors and all other information set forth in this Quarterly Report on Form 10-Q should be considered in evaluating our future prospects.  In particular, keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report.  Forward-looking statements relate to our expectations for future events and time periods. Generally, the words such as “anticipate,” “believe,” "may," “expect,” “intend,” “plan” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  If any of the events described below occurs, our business, financial condition, reputation, results of operations, liquidity, access to the capital markets, or stock price could be materially and adversely affected.
Our business is significantly affected by fluctuations in general economic conditions.
The demand for our blue-collar staffing services is highly dependent upon the state of the economy and upon staffing needs of our customers. As economic activity slows, companies tend to reduce their use of temporary employees before terminating their regular employees. Significant declines in demand and corresponding revenues, can result in expense de-leveraging, which would result in lower profit levels. Any variation in the economic condition or unemployment levels of the United States, Puerto Rico and Canada or in the economic condition of any region or specific industry in which we have a significant presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have adverse impacts on our customers' ability to pay us for services we have already provided.
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
We employ individuals on a temporary basis and place them in our customers' workplaces. We have minimal control over our customers' workplace environments. As the employer of record of our temporary workers, we incur a risk of liability for various workplace events, including claims for personal injury, wage and hour violations, discrimination, harassment, and other liabilities arising from the actions of our temporary workers. In addition, some or all of these claims may give rise to litigation including class action litigation. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
We cannot be certain that our insurance will be available, or if available, in sufficient in amount or scope, to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

Page - 27

We are dependent on workers' compensation insurance coverage at commercially reasonable terms.
We provide workers' compensation insurance for our temporary workers. Our workers' compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG. Our insurance carriers require us to collateralize a significant portion of our workers' compensation obligation. The majority of collateral is held in trust by a third party for the payment of these claims. The loss or decline in value of the collateral could require us to seek additional sources of capital to pay our workers' compensation claims. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. As our business grows or our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. The loss of our workers' compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
Our liquidity may be materially adversely affected by constraints in the capital markets.
Our principal sources of liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our credit facility. We must have sufficient sources of liquidity to fund our working capital requirements, workers' compensation collateral requirements, service our outstanding indebtedness, and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities.
Our failure to comply with the restrictive covenants under our revolving credit facility or term loan could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be adversely affected by increased costs and rates.
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
The staffing services business is highly competitive and the barriers to entry are low. Large, well-financed competitors, as well as small new competitors, may increase pricing pressures. In addition, long-term contracts form only a small portion of our revenue. Therefore, there can be no assurance that we will be able to retain customers or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain our current profit margins.
Our management information systems are vulnerable to damage and interruption.
The efficient operation of our business is dependent on our management information systems. We rely heavily on proprietary management information systems to manage our order entry, order fulfillment, pricing, and collections, as well as temporary worker recruitment, dispatch and payment. Our management information systems, mobile device technology and related services, and other technology may not yield the intended results. Our systems may experience problems with functionality and associated delays. The failure of our systems to perform as we anticipate could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially. Our primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees. Failure of our systems to perform may require significant additional capital and management resources to resolve, causing material harm to our business.
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
We did not purchases any shares during the first quarter 2013 under our authorized stock repurchase program. In 2011, our Board of Directors approved a program to repurchase $75 million of our outstanding common stock. As of March 29, 2013, $35.2 million remained available for repurchase of common stock under the current authorization, which has no expiration date.
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 29, 2013.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
12/29/12 through 01/25/13	2,120	$16.77	—	$35.2 million
01/26/13 through 02/22/13	98,806	$18.16	—	$35.2 million
02/23/13 through 03/29/13	1,331	$20.42	—	$35.2 million
Total	102,257	$18.16	—
____________________

(1)
During the thirteen weeks ended March 29, 2013, we purchased 102,257 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75 million share repurchase program in July 2011 that does not have an expiration date. As of March 29, 2013, $35.2 million remains available for repurchase of our common stock under the current authorization.

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
The following financial information from our Quarterly Report on Form 10-Q the quarter ended March 29, 2013, filed with the SEC on April 29, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

Page - 31

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	4/29/2013
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	4/29/2013
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	4/29/2013
Signature	Date
By: Norman H. Frey, Vice President and Chief Accounting Officer

Page - 32