Form 10-Q
period 2013-06-28
TrueBlue, Inc.
filed 2013-07-29
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2013
or
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
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2013, there were 40,894,364 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Par Values)
(unaudited)

	June 28, 2013	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$136,004	$129,513
Accounts receivable, net of allowance for doubtful accounts of $6.1 million and $5.0 million	199,315	167,292
Prepaid expenses, deposits and other current assets	7,609	8,541
Income tax receivable	6,995	6,373
Deferred income taxes	6,280	5,447
Total current assets	356,203	317,166
Property and equipment, net	56,314	58,171
Restricted cash and investments	134,052	136,259
Deferred income taxes	4,292	2,562
Goodwill	74,629	48,079
Intangible assets, net	26,042	16,554
Other assets, net	24,156	22,952
Total assets	$675,688	$601,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$25,250	$27,292
Accrued wages and benefits	46,944	35,102
Current portion of workers' compensation claims reserve	46,372	44,652
Other current liabilities	8,706	6,510
Total current liabilities	127,272	113,556
Workers’ compensation claims reserve, less current portion	160,180	150,937
Note payable, less current portion	30,789	—
Other long-term liabilities	3,955	3,576
Total liabilities	322,196	268,069

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,855 and 40,220 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,262	2,818
Retained earnings	351,229	330,855
Total shareholders’ equity	353,492	333,674
Total liabilities and shareholders’ equity	$675,688	$601,743
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
In Thousands (Except Per Share Data)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue from services	$422,310	$354,261	$768,809	$665,448
Cost of services	310,437	260,725	570,296	492,677
Gross profit	111,873	93,536	198,513	172,771
Selling, general and administrative expenses	89,339	71,526	177,771	143,610
Depreciation and amortization	5,203	4,729	10,362	9,496
Income from operations	17,331	17,281	10,380	19,665
Interest expense	(336)	(244)	(569)	(635)
Interest and other income	611	656	1,321	1,312
Interest and other income, net	275	412	752	677
Income before tax expense (benefit)	17,606	17,693	11,132	20,342
Income tax expense (benefit)	5,069	7,356	(330)	8,475
Net income	$12,537	$10,337	$11,462	$11,867

Net income per common share:
Basic	$0.31	$0.26	$0.29	$0.30
Diluted	$0.31	$0.26	$0.28	$0.30
Weighted average shares outstanding:
Basic	40,140	39,701	39,962	39,563
Diluted	40,421	40,097	40,248	39,993

Total other comprehensive loss, net of tax:	$(254)	$(394)	$(556)	$(132)
Comprehensive income	$12,283	$9,943	$10,906	$11,735
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Twenty-six weeks ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net income	$11,462	$11,867
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,362	9,496
Provision for doubtful accounts	6,415	2,022
Stock-based compensation	4,594	4,846
Deferred income taxes	(2,564)	(15)
Other operating activities	848	972
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,528)	(11,938)
Income taxes	(143)	4,488
Other assets	341	2,084
Accounts payable and other accrued expenses	(7,496)	(3,173)
Accrued wages and benefits	7,053	5,949
Workers’ compensation claims reserve	1,583	882
Other liabilities	186	277
Net cash provided by operating activities	24,113	27,757
Cash flows from investing activities:
Capital expenditures	(7,200)	(9,535)
Acquisition of businesses, net of cash acquired	(54,873)	—
Change in restricted cash and cash equivalents	3,709	9,774
Purchases of restricted investments	(6,789)	(18,153)
Maturities of restricted investments	10,871	12,726
Net cash used in investing activities	(54,282)	(5,188)
Cash flows from financing activities:
Purchases and retirement of common stock	—	(3,990)
Net proceeds from stock option exercises and employee stock purchase plans	6,023	3,142
Common stock repurchases for taxes upon vesting of restricted stock	(2,182)	(1,996)
Proceeds from note payable	34,000	—
Payments on debt	(1,115)	(88)
Other	478	556
Net cash provided by (used in) financing activities	37,204	(2,376)
Effect of exchange rates on cash	(544)	(58)
Net change in cash and cash equivalents	6,491	20,135
CASH AND CASH EQUIVALENTS, beginning of period	129,513	109,311
CASH AND CASH EQUIVALENTS, end of period	$136,004	$129,446
See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1:	ACCOUNTING PRINCIPLES AND PRACTICES
The accompanying unaudited consolidated financial statements (“financial statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial statements for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

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
Effective February 4, 2013, we acquired substantially all of the assets, contractual rights and assumed certain liabilities of MDT Personnel, LLC and its subsidiaries ("MDT") for $53.4 million in cash. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. We expect the acquisition of MDT to enhance TrueBlue's national position as the leading provider of blue-collar temporary labor.
We have fully integrated and blended MDT's operations with our existing service lines. MDT was primarily integrated into the Labor Ready service line. The integration of the MDT sales and branch operations was completed during the first quarter of 2013. We consolidated 65 branches, blended our sales and service teams and fully integrated all former MDT locations into our enterprise systems to optimize our combined operational efficiencies during the first quarter of 2013. We completed the integration of all remaining administrative services during the second quarter of 2013. We incurred restructuring costs related to our integration of the acquisition of MDT of $0.6 million and $2.8 million for the thirteen and twenty-six weeks ended June 28, 2013, respectively. These activities consisted of integrating our branch network capacity, sales and services teams and infrastructure and included closing, consolidating and relocating certain branch offices and administrative operations, eliminating redundant assets, and reducing excess administrative workforce and capacity. These integration costs are included in selling, general and administrative operating expenses in the Consolidated Statements of Operations & Comprehensive Income and operating cash flows in the Consolidated Statements of Cash Flows. At June 28, 2013, we have a liability for incurred but not yet paid integration costs of $0.2 million included in accounts payable and other accrued expenses in our Consolidated Balance Sheets.
Purchase price allocation
The following table summarizes the adjusted allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date of February 4, 2013 (in millions):

Page - 6

Notes to Consolidated Financial Statements—(Continued)

Adjusted Purchase Price Allocation
February 4, 2013
Cash	$0.4
Accounts receivable (1)	29.9
Prepaid expenses, deposits and other current assets	0.6
Property and equipment	0.3
Restricted cash	6.9
Intangible assets	10.2
Total assets acquired	48.3

Accounts payable and other accrued expenses	6.3
Accrued wages and benefits	4.8
Workers' compensation claims reserve	9.4
Other long-term liabilities	0.1
Total liabilities assumed	20.6

Net identifiable assets acquired	27.7
Goodwill (2)	25.7
Net assets acquired	$53.4
___________________

(1)	The gross contractual amount of accounts receivable is $32.9 million of which we expect $3.0 million to be uncollectible.

(2)	Goodwill is deductible for income tax purposes over 15 years as of the acquisition date.
Intangibles assets include identifiable intangible assets for customer relationships, the trade name and a non-compete agreement. We have estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization using the income approach. No residual value is estimated for any of the intangible assets. The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of February 4, 2013 (in millions, except for estimated useful lives, in years):

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$7.8	8.0
Trade name/trademarks	$1.0	1.5
Non-compete agreement	$1.4	5.0
The acquired assets and liabilities of MDT are included in our Consolidated Balance Sheets as of June 28, 2013 and the results of its operations and cash flows are reported in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows from February 4, 2013.
MDT operations were fully integrated with our existing operations and our customers, temporary workforce, field employees and locations were merged. The nature of the customers and the services provided by TrueBlue and the former MDT are substantially the same. We competed in the marketplace for the same customers, temporary workers, sales and service personnel. Accordingly, subsequent to merging our operations, it is not possible to segregate and to accurately estimate the revenues and expenses related exclusively to the former MDT operations.
Pro forma financial information
The following table reflects the pro forma consolidated results of operations for the periods presented, as though the acquisition of MDT had occurred as of the beginning of the period being reported on, after giving effect to related income tax effects.
The pro forma financial information combines our results of operations with the unaudited financial information of MDT used by MDT management for internal reporting purposes. Any changes required by an audit of the MDT financial information could be material. The pro forma financial information presented is for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the dates indicated, nor is it indicative of future operating results.

Page - 7

Notes to Consolidated Financial Statements—(Continued)

The pro forma consolidated results of operations do not include, among other items, the effects of potential losses in gross profit due to revenue attrition from combining the two companies, differences in our operating costs structure, and any costs of restructuring and integration associated with the acquisition. It does include differences in workers' compensation and certain payroll taxes for temporary employees, and amortization of finite-lived intangible assets.

Pro forma financial data is presented below (in millions, except per share data).

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue from services	$422.3	$408.8	$793.0	$769.2
Net income	13.7	9.3	15.5	9.0
Net income per common share - diluted	0.34	0.23	0.39	0.22
Other minor acquisition
We acquired certain assets of Crowley Transportation Services, LLC ("Crowley") in June 2013. The total cost of the acquisition was $2.4 million, including contingent consideration of $0.6 million. The Crowley operations were integrated with the Centerline Drivers service line during the second quarter ended June 28, 2013. The acquired assets and pro-forma have not been included because they are not material to our financial statements.

NOTE 3:	FAIR VALUE MEASUREMENT
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply a fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1 inputs are valued using quoted market prices in active markets for identical assets or liabilities. Our Level 1 assets primarily include cash and cash equivalents and mutual funds.

•
Level 2 inputs are valued based upon quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Our Level 2 assets are restricted investments which primarily consist of municipal securities, corporate securities, U.S. agency mortgage-backed securities and U.S. agency debentures. Our Level 2 liability is a term loan. We obtain our inputs from quoted market prices and independent pricing vendors.

•
Level 3 inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. We currently have no Level 3 assets or liabilities.

The carrying value of our cash and cash equivalents, restricted cash, other restricted investments and accounts receivable approximates fair value due to their short term nature. We also hold certain restricted investments which collateralize workers' compensation programs and are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets.

Page - 8

Notes to Consolidated Financial Statements—(Continued)

The following table presents the fair value and hierarchy for our cash equivalents, restricted investments and note payable (in millions):

	June 28, 2013	December 28, 2012
Level 1:
Assets:
Cash equivalents (1)	$110.6	$94.6
Restricted cash equivalents (1)	27.0	26.8
Other restricted investments (2)	4.6	3.5
Level 2:
Assets:
Restricted investments classified as held-to-maturity (3)	86.0	92.7
Liabilities:
Term loan (4)	33.1	—
___________________

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits and investments with original maturities of three months or less.

(2)	Other restricted investments consist of deferred compensation investments which are comprised of mutual funds. We have an offsetting accrued liability related to the deferred compensation plan.

(3)
Restricted investments classified as held-to-maturity consist of highly rated investment grade securities, primarily in U.S. agency debentures, U.S. agency mortgage-backed securities, corporate securities and municipal securities.

(4)
In connection with our acquisition of MDT on February 4, 2013, we entered into an unsecured Term Loan Agreement with Synovus Bank. The Term Loan Agreement is variable rate interest and approximates fair value. See Note 8: Commitments and Contingencies for further discussion.

NOTE 4:	RESTRICTED CASH AND INVESTMENTS
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in U.S. agency debentures, U.S. agency mortgage-backed securities, corporate securities and municipal securities. Our investments have not resulted in any other than temporary impairments. The majority of our collateral obligations are held in a trust ("Trust") at the Bank of New York Mellon.
The following is a summary of restricted cash and investments (in millions):

	June 28, 2013	December 28, 2012
Cash collateral held by insurance carriers	$24.6	$21.5
Cash and cash equivalents held in Trust (1)	16.6	14.8
Investments held in Trust	85.9	91.2
Cash collateral backing letters of credit	1.8	1.8
Other (2)	5.2	7.0
Total restricted cash and investments	$134.1	$136.3
__________________

(1)	Included in this amount is $0.8 million and $0.9 million of accrued interest at June 28, 2013 and December 28, 2012, respectively.

(2)	Primarily consists of restricted cash in money market accounts and deferred compensation plan accounts which are comprised of mutual funds.

Page - 9

The following tables present fair value disclosures for our held-to-maturity investments which are carried at amortized cost (in millions):

	June 28, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$55.6	$0.6	$(0.4)	$55.8
Corporate bonds	15.6	0.2	(0.3)	15.5
Asset-backed bonds	14.7	0.1	(0.1)	14.7
	$85.9	$0.9	$(0.8)	$86.0

	December 28, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal securities	$57.3	$1.0	$(0.1)	$58.2
Corporate bonds	17.9	0.3	—	18.2
Asset-backed bonds	16.0	0.3	—	16.3
	$91.2	$1.6	$(0.1)	$92.7
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in millions):

	June 28, 2013
	Amortized Cost	Fair Value
Due in one year or less	$9.0	$9.0
Due after one year through five years	43.1	43.5
Due after five years through ten years	33.8	33.5
	$85.9	$86.0
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty.

NOTE 5:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in millions):

	June 28, 2013	December 28, 2012
Buildings and land	$27.6	$25.9
Computers and software	93.2	91.7
Cash dispensing machines	1.0	1.0
Furniture and equipment	8.9	8.9
Construction in progress	10.3	7.7
	141.0	135.2
Less accumulated depreciation and amortization	(84.7)	(77.0)
	$56.3	$58.2
Capitalized software costs, net of accumulated amortization, were $25.4 million and $30.9 million as of June 28, 2013 and December 28, 2012, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally developed software.
Depreciation expense of property and equipment totaled $4.0 million and $3.9 million for the thirteen weeks ended June 28, 2013 and June 29, 2012, respectively. Depreciation expense of property and equipment totaled $8.2 million and $8.0 million for the twenty-six weeks ended June 28, 2013 and June 29, 2012, respectively.

Notes to Consolidated Financial Statements—(Continued)

NOTE 6:	GOODWILL AND INTANGIBLE ASSETS
We acquired MDT during the twenty-six weeks ended June 28, 2013. The assets acquired and liabilities assumed were recorded at the date of acquisition at their estimated fair values. Assets acquired included finite-lived intangible assets of $10.2 million with an estimated weighted average useful life of 7.0 years. The excess of the purchase price over the estimated fair values of the net assets acquired in the amount of $25.7 million was recorded as goodwill and primarily represents synergies with our existing business, the acquired assembled workforce, and potential new customers.
Changes in the carrying amount of goodwill were as follows (in millions):

	Goodwill	Accumulated Impairment Losses	Goodwill, net
Balance at December 28, 2012	$94.3	$(46.2)	$48.1
Goodwill acquired year to date (1)	23.4	—	23.4
Goodwill adjustments (1)	3.1	—	3.1
Impairment losses	—	—	—
Balance at June 28, 2013	$120.8	$(46.2)	$74.6
____________________

(1)
Goodwill acquired includes $22.6 million due to the MDT acquisition. We recorded goodwill adjustments of $3.1 million for the effect on goodwill of changes to net assets acquired during the measurement period relating to the MDT acquisition.

Goodwill acquired also includes $0.8 million of goodwill related to our acquisition of certain assets of Crowley.

Intangible assets other than goodwill are broken out separately on our Consolidated Balance Sheets. The following table presents our purchased intangible assets other than goodwill (in millions):

	June 28, 2013			December 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets (1):
Customer relationships (2)	$28.3	$(12.0)	$16.3	$19.1	$(10.5)	$8.6
Trade name/trademarks (2)	4.6	(2.1)	2.5	3.5	(1.6)	1.9
Non-compete agreements (2)	1.8	(0.3)	1.5	1.8	(1.4)	0.4
	$34.7	$(14.4)	$20.3	$24.4	$(13.5)	$10.9
Indefinite-lived intangible assets:
Trade name/trademarks			$5.7			$5.7
____________________

(1)	Excludes assets that are fully amortized.

(2)
Includes customer relationships, trade name, and non-compete agreement resulting from the MDT acquisition of $7.8 million, $1.0 million, and $1.4 million, respectively, and customer relationships and trade name resulting from the Crowley acquisition of $1.4 million and $0.1 million, respectively.

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization of our finite-lived intangible assets was $1.2 million and $0.8 million for the thirteen weeks ended June 28, 2013 and June 29, 2012, respectively. Amortization of our finite-lived intangible assets was $2.2 million and $1.5 million for the twenty-six weeks ended June 28, 2013 and June 29, 2012, respectively.

Page - 11

Notes to Consolidated Financial Statements—(Continued)

The following table provides the estimated future amortization of definite-lived intangible assets at June 28, 2013 (in millions):

Remainder of 2013	$4.0
2014	4.6
2015	4.1
2016	3.7
2017	1.5
Thereafter	2.4
$20.3
Long-lived intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value may not be recoverable. We noted no such event or circumstance and accordingly no impairment loss has been recognized during the twenty-six weeks ended June 28, 2013.

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or when triggering events indicate impairment is more likely than not. We noted no significant events or circumstances that indicated a more likely than not potential impairment and accordingly did not perform an interim impairment test of our goodwill and indefinite-lived intangibles assets during the twenty-six weeks ended June 28, 2013.

NOTE 7:	WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
In connection with the acquisition of MDT, we assumed certain workers' compensation insurance policies which cover claims for the policy year ended February 13, 2013.
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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 28, 2013, the weighted average rate was 2.2%. The claim payments are made over an estimated weighted average period of approximately 5.5 years. As of June 28, 2013 and December 28, 2012, the discounted workers’ compensation claims reserves were $206.6 million and $195.6 million, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our deductible limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 28, 2013, the weighted average rate was 4.1%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 19.8 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $28.5 million and $27.1 million as of June 28, 2013 and December 28, 2012, respectively.
Certain workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $5.9 million and $5.6 million against all receivables from Troubled Insurance Companies for the excess claims that have been rejected by the state guaranty as of June 28, 2013 and December 28, 2012, respectively. Total discounted receivables from insurance companies, net of the valuation allowance,

Page - 12

Notes to Consolidated Financial Statements—(Continued)

as of June 28, 2013 and December 28, 2012 were $22.8 million and $21.4 million, respectively, and were included in Other assets, net in the accompanying Consolidated Balance Sheets.
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
Workers’ compensation expense totaling $16.6 million and $13.9 million was recorded in Cost of services for the thirteen weeks ended June 28, 2013 and June 29, 2012, respectively. Workers’ compensation expense totaling $29.7 million and $25.4 million was recorded in Cost of services for the twenty-six weeks ended June 28, 2013 and June 29, 2012, respectively. Workers’ compensation expense consists of: self-insurance reserves net of changes in discount; monopolistic jurisdictions’ premiums; insurance premiums; changes in the valuation allowance related to receivables from the Troubled Insurance Companies as described above; and other miscellaneous expenses.

NOTE 8:	COMMITMENTS AND CONTINGENCIES
Revolving credit facility
We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.
The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building not to exceed $15 million, which is reduced quarterly by $0.4 million. As of June 28, 2013, the Tacoma headquarters office building liquidation value totaled $12.8 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of June 28, 2013, the maximum $80 million was available and letters of credit in the amount of $6.1 million had been issued against the facility, leaving an unused portion of $73.9 million. The letters of credit collateralize a portion of our workers' compensation obligation.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at June 28, 2013 was $73.9 million and the amount of cash and cash equivalents under control agreements was $134.7 million for a total of $208.6 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
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

Page - 13

Notes to Consolidated Financial Statements—(Continued)

Obligations under the Revolving Credit Facility are secured by substantially all of our domestic personal property and our headquarters located in Tacoma, Washington.
Term Loan Agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (the “Loan”) with Synovus Bank in the principal amount of $34.0 million. The Loan has a five year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of fifteen years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Loan by five consecutive one-year extensions.
As of June 28, 2013, the remaining balance of the Loan was $33.1 million, of which, $2.3 million is short-term and is included in Other current liabilities in our Consolidated Balance Sheets. The long term portion of $30.8 million is reported as Note payable. The loan is variable rate interest and approximates fair value as of June 28, 2013.
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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	June 28, 2013	December 28, 2012
Cash collateral held by insurance carriers	$24.6	$21.5
Cash and cash equivalents held in Trust (1)	16.6	14.8
Investments held in Trust	85.9	91.2
Letters of credit (2)	7.9	9.0
Surety bonds (3)	16.0	16.2
Total collateral commitments	$151.0	$152.7
____________________

(1)	Included in this amount is $0.8 million and $0.9 million of accrued interest at June 28, 2013 and December 28, 2012, respectively.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million of restricted cash collateralizing our letters of credit at June 28, 2013 and December 28, 2012, respectively.

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
Deferred compensation plan
We make contributions to a nonqualified retirement plan for a select group of management or highly compensated employees. Our matching contributions are discretionary. Our deferred compensation liability was $5.0 million and $4.2 million at June 28, 2013 and December 28, 2012, respectively, which is largely offset by restricted investments recorded in Restricted cash and investments on the Consolidated Balance Sheets.

Page - 14

Notes to Consolidated Financial Statements—(Continued)

NOTE 9:	STOCK-BASED COMPENSATION
Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include restricted and unrestricted stock awards, performance share units, stock options, and shares purchased under an employee stock purchase plan.
Stock-based compensation expense was as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Restricted and unrestricted stock and performance share units	$1.6	$1.8	$4.5	$4.6
Stock option	—	—	—	0.1
Employee stock purchase plan	0.1	0.1	0.1	0.1
Total stock-based compensation	$1.7	$1.9	$4.6	$4.8
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
Restricted and unrestricted stock and performance share units activity for the twenty-six weeks ended June 28, 2013 was as follows (shares in thousands):

	Shares	Price (1)
Non-vested at beginning of period	1,435	$15.23
Granted	567	$18.49
Vested	(405)	$15.35
Forfeited	(96)	$17.46
Non-vested at the end of the period	1,501	$16.29
_____________________

(1)	Weighted average market price on grant-date.
As of June 28, 2013, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $8.8 million, of which $7.9 million is estimated to be recognized over a weighted average period of 1.7 years through 2017. As of June 28, 2013, total unrecognized stock-based compensation expense related to performance share units, assuming achievement of maximum financial goals was approximately $9.5 million, of which $4.0 million is currently estimated to be recognized over a weighted average period of 1.9 years through 2016.
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

Page - 15

Notes to Consolidated Financial Statements—(Continued)

calculate the fair value of options granted reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.
There were no stock options granted during the twenty-six weeks ended June 28, 2013 or during 2012.
Stock option activity was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding, December 28, 2012	639	$16.91
Exercised	(315)	$16.36
Expired/Forfeited	(123)	$21.04
Outstanding, June 28, 2013	201	$15.24
Exercisable, June 28, 2013	201	$15.24
Total unrecognized stock-based compensation expense related to non-vested stock options was de minimis as of June 28, 2013.
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
During the twenty-six weeks ended June 28, 2013 and June 29, 2012, participants purchased 40,000 and 45,000 share respectively, from the plan for cash proceeds of $0.6 million for each period.

NOTE 10:	INCOME TAXES
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, audit developments, changes in law, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
Our effective tax rate on earnings for the twenty-six weeks ended June 28, 2013, was (3.0)% compared to 41.7% for the same period in 2012. The decrease in the effective tax rate is due primarily to the federal Work Opportunity Tax Credit (“WOTC”). The effective tax rate for 2012 excluded benefits of WOTC because it had largely expired at the end of 2011. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013, and retroactively restored the WOTC for 2012 and extended it through 2013. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Because a change in the law is accounted for in the period of enactment, the retroactive effect of the Act on our U.S. federal taxes for 2012 was recognized in the twenty-six weeks ended June 28, 2013. The effective tax rate was also favorably impacted by the estimated increase to our WOTC benefits from the IRS extension of the 2012 WOTC certification request deadline to April 29, 2013, and by receipt of additional WOTC certification approvals related to years prior to 2012.
The primary difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 34.4%, excluding the prior year WOTC benefits, is from estimated current year WOTC, state income taxes, and certain non-deductible expenses.
As of June 28, 2013 and December 28, 2012, we had unrecognized tax benefits of $2.0 million and $1.9 million, respectively, recorded in accordance with current accounting guidance on uncertain tax positions.

Page - 16

Notes to Consolidated Financial Statements—(Continued)

NOTE 11.	NET INCOME PER SHARE
Adjusted net income and diluted common shares were calculated as follows (in millions, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$12.5	$10.3	$11.5	$11.9

Weighted average number of common shares used in basic net income per common share	40.1	39.7	40.0	39.6
Dilutive effect of outstanding stock options and non-vested restricted stock	0.3	0.4	0.2	0.4
Weighted average number of common shares used in diluted net income per common share	40.4	40.1	40.2	40.0
Net income per common share:
Basic	$0.31	$0.26	$0.29	$0.30
Diluted	$0.31	$0.26	$0.28	$0.30

Anti-dilutive shares	0.0	0.7	0.2	0.8
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

NOTE 12.	OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity. The net-of-tax amount related to other comprehensive loss during the reporting periods were as follows (in millions):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Total other comprehensive loss, net of tax
Foreign currency translation	$(0.4)	$(0.3)	$(0.6)	$0.0
Deferred compensation unrealized gain (loss) (1)	0.1	(0.1)	0.0	(0.1)
Total other comprehensive loss, net of tax (2)	$(0.3)	$(0.4)	$(0.6)	$(0.1)
__________________

(1)	Consists of deferred compensation plan accounts, which are comprised of mutual funds.

(2)	The tax impact of the components of other comprehensive income were immaterial.

Page - 17

Notes to Consolidated Financial Statements—(Continued)

NOTE 13:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in millions):

	Twenty-six weeks ended
	June 28, 2013	June 29, 2012
Cash paid during the period for:
Interest	$0.5	$0.3
Income taxes	2.3	3.7
As of June 28, 2013 and June 29, 2012, we had acquired $0.4 million and $1.1 million, respectively, of property, plant and equipment on account that was not yet paid. During each of the twenty-six weeks ended June 28, 2013 and June 29, 2012, we paid $1.6 million and $1.7 million for capital expenditures acquired on account as of December 28, 2012 and December 30, 2011, respectively. These are considered non-cash investing items.

NOTE 14:	SUBSEQUENT EVENTS
On July 29, 2013, we filed a Registration Statement with the SEC on Form S-8 amending our Amended and Restated 2005 Long-Term Equity Incentive Plan (the “Plan”). The amendment increased the number of authorized shares of our common stock by 1.95 million shares, which was approved by our Board of Directors at the Annual Shareholders' meeting held on May 15, 2013.We evaluated all other events and transactions occurring after the balance sheet date through the date that the financial statements were issued, and noted no other events that were subject to recognition or disclosure.

Page - 18

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
OVERVIEW
TrueBlue is a leading provider of temporary blue-collar staffing. We provide a wide range of specialized blue-collar staffing services through the following service lines: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline Drivers for dedicated and temporary drivers. Headquartered in Tacoma, Washington, we serve approximately 140,000 businesses primarily in the services, construction, transportation, manufacturing, retail and wholesale industries. We had 737 branches in operation at the end of the quarter.
Revenue grew to $422.3 million for the thirteen weeks ended June 28, 2013, a 19.2% increase compared to the prior year. The increase is primarily due to revenue earned in the quarter resulting from the acquisition of the operations of MDT Personnel, LLC and its subsidiaries ("MDT"), which occurred in the first quarter of 2013. Additionally, we experienced steady growth in demand for our services across most geographies and industries we serve with a continued increase in construction. The increases in demand and revenue mix have largely offset an expected drop in revenue from a large aviation customer project that is nearing completion.
Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general-labor staffing provider in the United States. MDT supplied blue-collar labor to industries similar to those served by TrueBlue through its network of 105 branches in 25 states. We have completed the integration of MDT. MDT operations were primarily integrated with our Labor Ready service line. We consolidated 65 branch locations, blended our sales and service teams, integrated all former MDT locations into our enterprise systems, and transitioned MDT support services to our headquarters in Tacoma, Washington.
Gross profit as a percent of revenue for the thirteen weeks ended June 28, 2013 was 26.5%, an increase of 0.1% compared to the same period in 2012. The increase is due to the favorable impact from disciplined pricing and revenue mix offset by the acquisition of MDT, which carried a lower gross margin in comparison with our blended company average.
Selling, general, and administrative expenses as a percentage of revenue increased to 21.2% for the thirteen weeks ended June 28, 2013 as compared to 20.2% for the prior year. This increase is primarily due to the non-recurring costs of $1.8 million of MDT integration-related activities and the impact of a decline in revenue from a large aviation project in combination with the fixed costs of our aviation service delivery model.
Net income was $12.5 million, or $0.31 per diluted share, for the thirteen weeks ended June 28, 2013, compared to a net income of $10.3 million, or $0.26 per diluted share, for the same period in 2012.
We believe we are in a strong financial position to fund working capital needs for planned 2013 growth and expansion opportunities. We had cash and cash equivalents of $136.0 million at June 28, 2013. As of June 28, 2013, the maximum $80 million was available

Page - 19

under the Revolving Credit Facility and $6.1 million of letters of credit had been issued against the facility, leaving an unused portion of $73.9 million.
RESULTS OF OPERATIONS
The following table presents selected financial data (in millions, except percentages and per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue from services	$422.3	$354.3	$768.8	$665.4
Total revenue growth %	19.2%	10.6%	15.5%	11.9%

Gross profit as a % of revenue	26.5%	26.4%	25.8%	26.0%

Selling, general and administrative expenses	$89.3	$71.5	$177.8	$143.6
Selling, general and administrative expenses as a % of revenue	21.2%	20.2%	23.1%	21.6%

Income from operations	$17.3	$17.3	$10.4	$19.7
Income from operations as a % of revenue	4.1%	4.9%	1.4%	3.0%

Net income	$12.5	$10.3	$11.5	$11.9
Net income per diluted share	$0.31	$0.26	$0.28	$0.30
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
Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general-labor staffing provider in the United States. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. The decision to acquire MDT's operations reflects our overall optimism about growth in the staffing industry and our continued business strategy to expand current market share through acquisitions. We expect that the acquisition of MDT will enhance TrueBlue's national position as the leading provider of dependable blue-collar temporary labor and we expect to generate synergies from the full integration of MDT's operations with our existing service lines.
MDT operations were primarily integrated with our Labor Ready service line. We consolidated 65 branch locations, blended our sales and service teams, and fully integrated all former MDT locations into our enterprise systems. The acquisition of MDT has both deepened our expertise and strengthened our position in the key industries we serve. The customers of MDT have been fully integrated with our existing customer base and are serviced by our blended operations. We completed the integration of all remaining administrative services during the second quarter of 2013. Due to full consolidation of the MDT branches, blending our sales and service teams, and fully integrating all former MDT locations into our enterprise systems, we cannot accurately segregate the acquisition revenue from our organic revenue growth.
Revenue
Revenue from services was as follows (in millions, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue from services	$422.3	$354.3	$768.8	$665.4
Total revenue growth %	19.2%	10.6%	15.5%	11.9%
Revenue grew to $422.3 million and $768.8 million for the thirteen and twenty-six weeks ended June 28, 2013, respectively, a 19.2% and 15.5% increase compared to the same periods in the prior year. The increases are primarily due to revenue resulting from the acquisition of MDT in the first quarter of 2013. Additionally, we experienced steady growth in demand for our services across most geographies and industries we serve with a continued increase in construction. The increases in demand and revenue mix have largely

Page - 20

offset an expected drop in revenue from a large aviation customer project that is nearing completion. Excluding revenue from this customer, revenues grew by 25% and 22%, for the thirteen and twenty-six weeks ended June 28, 2013, respectively, compared to the same periods in 2012.
Gross profit
Gross profit was as follows (in millions, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Gross profit	$111.9	$93.5	$198.5	$172.8
Gross profit as a % of revenue	26.5%	26.4%	25.8%	26.0%
Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation insurance costs, and reimbursable costs. Gross profit as a percent of revenue for the thirteen weeks ended June 28, 2013 increased to 26.5%, an increase of 0.1% compared to the same period in 2012. The increase is primarily due to the favorable impact from disciplined pricing and a change in revenue mix offset by the acquisition of MDT, which carried a lower gross margin in comparison with our blended company average. Gross profit as a percent of revenue decreased for the twenty-six weeks ended June 28, 2013 to 25.8%, a decrease of 0.2% compared to the same period in 2012. The decrease is primarily due to the acquisition of MDT, which has a lower gross margin in comparison with our blended company average, partially offset by a change in revenue mix.
Workers’ compensation expense as a percentage of revenue remained relatively flat at approximately 3.9% for all periods presented. We actively manage the safety of our temporary workers with our risk management programs and work together with our network of service providers to control costs. MDT has been fully integrated into our workers' compensation insurance and safety programs.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were as follows (in millions, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Selling, general and administrative expenses	$89.3	$71.5	$177.8	$143.6
Percentage of revenue	21.2%	20.2%	23.1%	21.6%
SG&A as a percentage of revenue increased to 21.2% and 23.1% for the thirteen and twenty-six weeks ended June 28, 2013 as compared to 20.2% and 21.6% for the same periods in 2012, respectively. The increase in SG&A costs are due primarily to the non-recurring acquisition and integration costs for MDT and the impact of a decline in revenue from a large aviation project in combination with the fixed costs of our aviation service delivery model. The non-recurring acquisition and integration costs were $1.8 million and $6.0 million for the thirteen and twenty-six weeks ended June 28, 2013, respectively. Integration costs consisted of closing, consolidating and relocating certain branch and administrative operations, eliminating redundant assets and reducing excess administrative workforce and capacity together with other integration program costs.
Depreciation and amortization
Depreciation and amortization were as follows (in millions, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Depreciation and amortization	$5.2	$4.7	$10.4	$9.5
Percentage of revenue	1.2%	1.3%	1.3%	1.4%
Depreciation and amortization expense for the thirteen and twenty-six weeks ended June 28, 2013 increased over the same periods in 2012 by $0.5 million and $0.9 million, respectively, primarily from increased amortization related to the definite-lived intangible assets acquired in the MDT acquisition.

Page - 21

Income taxes
The effective income tax rate was as follows (in millions, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Income tax expense (benefit)	$5.1	$7.4	$(0.3)	$8.5
Effective income tax rate	28.8%	41.6%	(3.0)%	41.7%
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, audit developments, changes in law, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
Our effective tax rate on earnings for the twenty-six weeks ended June 28, 2013 was (3.0%) compared to 41.7% for the same period in 2012. The effective tax rate for 2012 excluded benefits of federal Work Opportunity Tax Credit (“WOTC”) because it had largely expired at the end of 2011. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013, and retroactively restored the WOTC for 2012 and extended it through 2013. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Because a change in the law is accounted for in the period of enactment, the retroactive effect of the Act on our U.S. federal taxes for 2012 was recognized in the twenty-six weeks ended June 28, 2013. Accordingly, the decrease in the effective tax rate is due primarily to the benefit of the retroactively restored WOTC. The impact of WOTC on our effective tax rate is greater when our pre-tax income is lower.
Our effective tax rate on earnings for the thirteen weeks ended June 28, 2013 was 28.8% compared to 41.6% for the same period in 2012. The decrease in the effective tax rate is due primarily to WOTC. The effective tax rate was favorably impacted by the estimated increase to our WOTC benefits from the IRS extension of the 2012 WOTC certification request deadline to April 29, 2013, and by receipt of additional WOTC certification approvals related to years prior to 2012.
The primary difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 34.4%, excluding the prior year WOTC benefits, is from current year WOTC, state income taxes, and certain non-deductible expenses.
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

•
Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general labor staffing firm in the United States. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. We expect the acquisition to enhance TrueBlue's national position as the leading provider of dependable blue-collar temporary labor. The decision to acquire MDT's operations reflects our overall optimism about growth in the staffing industry. We have expanded the size of our general labor business by merging MDT's operations primarily with those of the Labor Ready service line. We expect to leverage our cost structure and produce long-term, incremental operating margins by merging the MDT operations with ours and generating synergies. We will continue to pursue other opportunities to grow our share of the blue-collar market through acquisitions. Acquisitions are a key element of our growth strategy. We have been successful at acquiring and integrating companies and believe we have a strong business competence in this area.

Page - 22

•
We expect to see increasing levels of profitability during the remainder of the year due to the strong operating leverage in our business. During the first half of the year, SG&A as a percentage of revenue increased over comparable prior year periods, due to the costs to integrate the MDT acquisition and the revenue decline from a large aviation project. We do not expect to incur additional MDT integration costs in the future. Also, the revenue decline from a large aviation project diminishes during the second half of 2013. Thus, in comparison with the same period a year ago, we expect to see a decline in SG&A as a percentage of revenue and an increase in operating income a percentage of revenue during the remainder of 2013.

•
As the economy grows, we will continue to evaluate opportunities to expand our market presence. All of our multi-location service lines have opportunities to expand through new physical locations or by sharing existing locations. Where possible, we plan to expand the presence of our service lines by sharing existing locations to achieve cost synergies. We plan to build on our success with centralized recruitment and dispatch of our temporary workers to locations without physical branches and expand our geographic reach.

•
We have been investing in mobile technology solutions. We see compelling opportunities to improve the speed in assigning candidates to jobs and increase the productivity of our branch employees resulting in the consolidation of branches and other benefits to our cost structure. We deployed the new mobile dispatch technology during the second quarter and expect it to enhance our ability to recruit workers and put them on the job faster. Early results are promising. We believe the convenience the technology offers our workers and our ability to get them on the job faster will translate into a larger, higher-quality workforce and improved customer sales and service.

•
Services for a large aviation customer project have been declining as the project matures and our customer makes workforce adjustments. While we expect continued revenue from this customer, our work is project based and the completion of certain projects will continue to impact our revenue trends. Revenue from this customer was approximately $76 million in 2012 and our best estimate for 2013 is $30 to $35 million.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, timing of collections, seasonal sales patterns and profit margins.

Page - 23

Cash flows from operating activities
Our cash flows from operating activities were as follows (in millions):

	Twenty-six weeks ended
	June 28, 2013	June 29, 2012
Net income	$11.5	$11.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10.4	9.5
Provision for doubtful accounts	6.4	2.0
Stock-based compensation	4.6	4.8
Deferred income taxes	(2.6)	—
Other operating activities	0.8	1.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8.5)	(11.9)
Income taxes	(0.1)	4.5
Accounts payable and other accrued expenses	(0.4)	2.8
Workers' compensation claims reserve	1.6	0.9
Other assets and liabilities	0.4	2.3
Net cash provided by operating activities	$24.1	$27.8
Net cash provided by operating activities was $24.1 million for the twenty-six weeks ended June 28, 2013 as compared to $27.8 million for the same period in 2012.

•
Accounts receivable followed normal seasonal patterns in the first half of 2013 by increasing from the beginning of the year, partially offset by improved days sales outstanding due to the timing of payments by larger national customers. The provision for doubtful accounts increased in the first half of 2013 due to probable credit loss on several larger customers.

•
Generally our workers' compensation reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the current year, our workers' compensation reserve increased as we increased the delivery of temporary labor services, partially offset by the timing of claim payments.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in millions):

	Twenty-six weeks ended
	June 28, 2013	June 29, 2012
Capital expenditures	$(7.2)	$(9.5)
Acquisition of businesses, net of cash acquired	(54.9)	—
Change in restricted cash and cash equivalents	3.7	9.8
Purchase of restricted investments	(6.8)	(18.2)
Maturities of restricted investments	10.9	12.7
Net cash used in investing activities	$(54.3)	$(5.2)

•
Cash flows used in investing activities are due to the $53.1 million acquisition of MDT, net of cash acquired and $1.8 million acquisition of Crowley Transportation Services, excluding contingent consideration of $0.6 million.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. The change in restricted cash and cash equivalents is primarily a product of purchasing restricted investments, maturities on restricted investments, and payments to workers' compensation insurance providers. When combining this change with purchases of restricted investments net of maturities of restricted investments, restricted cash and investments increased by $7.8 million for the twenty-six weeks ended June 28, 2013. This increase is primarily due to an increase in the collateral requirements by our workers' compensation insurance providers related to growth in operations and timing of payments to our insurance providers.

Page - 24

Cash flows from financing activities
Our cash flows from financing activities were as follows (in millions):

	Twenty-six weeks ended
	June 28, 2013	June 29, 2012
Purchases and retirement of common stock	$—	$(4.0)
Net proceeds from stock option exercises and employee stock purchase plans	6.0	3.1
Common stock repurchases for taxes upon vesting of restricted stock	(2.2)	(2.0)
Proceeds from note payable	34.0	—
Payments on debt	(1.1)	(0.1)
Other	0.5	0.6
Net cash provided by (used in) financing activities	$37.2	$(2.4)
The change in cash provided by financing activities was mainly due to proceeds from our Term Loan Agreement with Synovus Bank of $34.0 million in connection with our acquisition of MDT.
Future outlook
We believe we are in a strong financial position to fund working capital needs for planned growth. The strength of our current financial position is highlighted as follows:

•	We have cash and cash equivalents of $136.0 million as of June 28, 2013.

•
Our borrowing availability under our credit facility is principally based on accounts receivable and the value of our corporate building. We have $73.9 million of borrowing available under our credit facility as of June 28, 2013. We believe the credit facility provides adequate borrowing availability.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations.
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
The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building not to exceed $15 million, which is reduced quarterly by $0.4 million. As of June 28, 2013, the Tacoma headquarters office building liquidation value totaled $12.8 million. This borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of June 28, 2013, the maximum $80 million was available and letters of credit in the amount of $6.1 million had been issued against the facility, leaving an unused portion of $73.9 million. The letters of credit collateralize a portion of our workers' compensation obligation.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million or be subject to a fixed charge coverage ratio. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash and cash equivalents held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at June 28, 2013 was $73.9 million and the amount of cash and cash equivalents under control agreements was $134.7 million for a total of $208.6 million of liquidity, which is well in excess of the minimum liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Page - 25

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
We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At June 28, 2013, we had restricted cash and investments totaling approximately $134.1 million.
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
In connection with the acquisition of MDT, we assumed certain workers' compensation insurance policies, which cover claims for the policy year ended February 13, 2013.
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
Our total collateral commitments were made up of the following components (in millions):

	June 28, 2013	December 28, 2012
Cash collateral held by insurance carriers	$24.6	$21.5
Cash and cash equivalents held in Trust (1)	16.6	14.8
Investments held in Trust	85.9	91.2
Letters of credit (2)	7.9	9.0
Surety bonds (3)	16.0	16.2
Total collateral commitments	$151.0	$152.7
____________________

(1)	Included in this amount is $0.8 million and $0.9 million of accrued interest at June 28, 2013 and December 28, 2012, respectively.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million of restricted cash collateralizing our letters of credit as of June 28, 2013 and December 28, 2012.

Page - 26

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

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	June 28, 2013	December 28, 2012
Total workers’ compensation reserve	$206.6	$195.6
Add back discount on reserves (1)	19.4	20.4
Less excess claims reserve (2)	(28.5)	(26.9)
Reimbursable payments to insurance provider (3)	3.0	6.4
Less portion of workers' compensation not requiring collateral (4)	(49.5)	(42.8)
Total collateral commitments	$151.0	$152.7
____________________

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $206.6 million at June 28, 2013.
Our workers' compensation reserve for self-insured claims is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Reserves are estimated for claims incurred in the current year, as well as claims incurred during prior years. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:

•	Changes in medical and time loss (“indemnity”) costs;

•	Mix changes between medical only and indemnity claims;

•	Regulatory and legislative developments that have increased benefits and settlement requirements;

•	Type and location of work performed;

•	The impact of safety initiatives; and;

•	Positive or adverse development of claim reserves.
Our workers' compensation reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At June 28, 2013, the weighted average rate was 2.17%. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years. Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 28, 2013, the weighted average rate was 4.1%. The excess claim payments are made and the corresponding reimbursements from our insurance carriers are received over a weighted average period of approximately 19.8 years. The discounted workers' compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $28.5 million and $27.1 million as of June 28, 2013 and December 28, 2012, respectively.

Page - 27

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
As of June 28, 2013, the remaining balance of the Loan was $33.1 million, of which, $2.3 million is short-term and is included in Other current liabilities in our Consolidated Balance Sheets. The long term portion of $30.8 million is reported as Notes payable.
Our obligations under the Loan may be accelerated upon the occurrence of an event of default under the Loan, which includes customary events of default, as well as cross-defaults related to indebtedness under our Revolving Credit Facility, and other Loan specific defaults. The Loan contains customary negative covenants applicable to the Company and its subsidiaries such as indebtedness, certain dispositions of property, the imposition of restrictions on payments under the Loan, and other Loan specific covenants. We are in compliance with all covenants related to the Loan. As of June 28, 2013, the remaining balance of the Loan approximated fair value.
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
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012 and Note 1 to our Consolidated Financial Statements as of and for the period ended June 28, 2013.
NEW ACCOUNTING STANDARDS
There are no new accounting standards applicable to us. See Note 1 to the Consolidated Financial Statements.
FORWARD-LOOKING STATEMENT
Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995
Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” "may," “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Actual events or results may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Part II, Item 1A, Risk Factors, and other section of our filings with the Securities and Exchange Commission for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions, brand expansion, divestitures, revenue volumes and mix, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or

Page - 28

regulations, availability of suitable temporary workers, our ability to react to a disaster recovery situation, availability of credit , among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We discussed our interest rate and credit risk, and our foreign currency exchange risk in Part 1, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2012. In addition to those risks, we are exposed to interest rate risk through the use or our Revolving Credit Facility, the Loan, and other borrowings. We did not draw on our Revolving Credit Facility during the twenty-six weeks ended June 28, 2013. The weighted average interest rate on the Loan was 1.7% for the twenty-six weeks ended June 28, 2013. A hypothetical fluctuation of 10% in market interest rates would not have had a material impact on our results of operations during the twenty-six weeks ended June 28, 2013.

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
We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of June 28, 2013, our disclosure controls and procedures are effective.
During the fiscal quarter ended June 28, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 29

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
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions to take effect through 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015 tax penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.
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
We cannot be certain that our insurance will be available, or if available, in sufficient amount or scope, to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

Page - 30

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

Page - 31

We may be unable to attract and retain sufficient qualified temporary workers.
We compete with other temporary staffing companies to meet our customer needs and we must continually attract qualified temporary workers to fill positions. Attracting and retaining skilled temporary employees depends on factors such as desirability of the assignment, location, and the associated wages and other benefits. We have in the past experienced worker shortages and we may experience such shortages in the future. Further, if there is a shortage of temporary workers, the cost to employ these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business.
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

Page - 32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 28, 2013.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
03/30/13 through 04/26/13	476	$20.48	—	$35.2 million
04/27/13 through 05/24/13	1,884	$20.71	—	$35.2 million
05/25/13 through 06/28/13	572	$21.90	—	$35.2 million
Total	2,932	$20.94	—
____________________

(1)
During the thirteen weeks ended June 28, 2013, we purchased 2,932 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75 million share repurchase program in July 2011 that does not have an expiration date. As of June 28, 2013, $35.2 million remains available for repurchase of our common stock under the current authorization.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Page - 33

Item 6.	Exhibits

10.1	TrueBlue, Inc. Nonqualified Deferred Compensation Plan Amended, Restated, and Effective December 1, 2012.*

10.2	2005 Long-Term Equity Plan, as amended, effective May 15, 2013.* (Filed as Exhibit 99.1 to TrueBlue, Inc.'s Registration Statement on Form S-8, filed on July 29, 2013.)

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q the quarter ended June 28, 2013, filed with the SEC on July 29, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

____________________
*	Management contract or compensatory plan or arrangement.

Page - 34

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	7/29/2013
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	7/29/2013
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	7/29/2013
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Vice President

Page - 35