Form 10-Q
period 2013-09-27
TrueBlue, Inc.
filed 2013-10-28
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 27, 2013
or
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
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2013, there were 41,052,055 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	September 27, 2013		December 28, 2012
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$109,544		$129,513
Marketable securities	29,342	—	—
Accounts receivable, net of allowance for doubtful accounts of $6,013 and $4,999	213,193		167,292
Prepaid expenses, deposits and other current assets	12,158		8,541
Income tax receivable	513		6,373
Deferred income taxes	5,525		5,447
Total current assets	370,275		317,166
Property and equipment, net	55,765		58,171
Restricted cash and investments	138,457		136,259
Deferred income taxes	4,177		2,562
Goodwill	74,629		48,079
Intangible assets, net	24,829		16,554
Other assets, net	30,381		22,952
Total assets	$698,513		$601,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$25,932		$27,292
Accrued wages and benefits	51,303		35,102
Current portion of workers' compensation claims reserve	47,596		44,652
Other current liabilities	2,542		6,510
Total current liabilities	127,373		113,556
Workers’ compensation claims reserve, less current portion	160,159		150,937
Note payable, less current portion	30,222		—
Other long-term liabilities	3,923		3,576
Total liabilities	321,677		268,069

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—		—
Common stock, no par value, 100,000 shares authorized; 41,063 and 40,220 shares issued and outstanding	1		1
Accumulated other comprehensive income	2,342		2,818
Retained earnings	374,493		330,855
Total shareholders’ equity	376,836		333,674
Total liabilities and shareholders’ equity	$698,513		$601,743
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenue from services	$451,169	$379,467	$1,219,977	$1,044,915
Cost of services	327,641	274,237	897,937	766,914
Gross profit	123,528	105,230	322,040	278,001
Selling, general and administrative expenses	90,767	77,634	268,538	221,243
Depreciation and amortization	4,771	4,660	15,133	14,156
Income from operations	27,990	22,936	38,369	42,602
Interest expense	(350)	(266)	(919)	(900)
Interest and other income	766	675	2,086	1,986
Interest and other income, net	416	409	1,167	1,086
Income before tax expense	28,406	23,345	39,536	43,688
Income tax expense	9,454	8,998	9,124	17,474
Net income	$18,952	$14,347	$30,412	$26,214

Net income per common share:
Basic	$0.47	$0.36	$0.76	$0.66
Diluted	$0.47	$0.36	$0.75	$0.66
Weighted average shares outstanding:
Basic	40,330	39,516	40,085	39,547
Diluted	40,670	39,858	40,395	39,841

Total other comprehensive income (loss), net of tax	$79	$504	$(476)	$372
Comprehensive income	$19,031	$14,851	$29,936	$26,586
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-nine weeks ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net income	$30,412	$26,214
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	15,133	14,156
Provision for doubtful accounts	8,785	4,305
Stock-based compensation	6,428	6,268
Deferred income taxes	(1,694)	1,191
Other operating activities	1,213	1,196
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24,776)	(33,528)
Income taxes	6,580	2,206
Other assets	(4,703)	(592)
Accounts payable and other accrued expenses	(6,728)	(2,906)
Accrued wages and benefits	11,419	8,248
Workers’ compensation claims reserve	2,785	5,930
Other liabilities	423	280
Net cash provided by operating activities	45,277	32,968
Cash flows from investing activities:
Capital expenditures	(10,350)	(13,930)
Acquisition of businesses, net of cash acquired	(54,872)	—
Purchases of marketable securities	(35,300)	—
Maturities of marketable securities	205	—
Change in restricted cash and cash equivalents	(1,338)	487
Purchases of restricted investments	(9,175)	(18,153)
Maturities of restricted investments	13,337	14,418
Other	—	(250)
Net cash used in investing activities	(97,493)	(17,428)
Cash flows from financing activities:
Purchases and retirement of common stock	—	(4,386)
Net proceeds from stock option exercises and employee stock purchase plans	8,731	3,806
Common stock repurchases for taxes upon vesting of restricted stock	(2,653)	(2,076)
Proceeds from note payable	34,000	—
Payments on debt and other liabilities	(8,115)	(3,987)
Other	719	764
Net cash provided by (used in) financing activities	32,682	(5,879)
Effect of exchange rates on cash	(435)	369
Net change in cash and cash equivalents	(19,969)	10,030
CASH AND CASH EQUIVALENTS, beginning of period	129,513	109,311
CASH AND CASH EQUIVALENTS, end of period	$109,544	$119,341
See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1:	ACCOUNTING PRINCIPLES AND PRACTICES
Financial Statement Preparation
The accompanying unaudited Consolidated Financial Statements (“financial statements”) of TrueBlue, Inc. (the "Company", "we", "us", "our", and "TrueBlue") are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial statements for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial statements.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012. The results of operations for the thirteen and thirty-nine weeks ended September 27, 2013 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.
Cash and Cash Equivalents and Marketable Securities
We consider all highly liquid instruments purchased with an original maturity of three months or less at date of purchase to be cash equivalents. Investments with original maturities greater than three months are classified as marketable securities. Our marketable securities consist of variable-rate demand notes and certificate of deposits. All of our marketable securities are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded in Other comprehensive income (loss). We manage our cash equivalents and marketable securities as a single portfolio of highly liquid securities.
Recently Issued Accounting Pronouncements not yet Adopted
In July 2013, the FASB issued authoritative guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent when, for certain reasons, it is not available. The guidance will be effective for our first quarter of fiscal 2014. Management does not expect the adoption of this guidance to have a material impact on our financial statements.

NOTE 2:	ACQUISITIONS
We account for our business acquisitions using the purchase method of accounting in accordance with ASC 805, Business Combinations. The fair value of the net assets acquired and the results of the acquired business are included in the financial statements from the acquisition date forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, useful lives of property and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. All acquisition related costs are expensed as incurred and recorded in operating expenses. Additionally, we recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions and record them as operating expenses. We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change between the preliminary allocation and the final allocation. Any changes to these estimates may have a material impact on our operating results or financial condition.
Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT Personnel, LLC and its subsidiaries ("MDT") for $53.4 million in cash. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. We expect the acquisition of MDT to enhance TrueBlue's national position as the leading provider of blue-collar temporary labor.
We have fully integrated and blended MDT's operations with our existing service lines. MDT was primarily integrated into the Labor Ready service line. The integration of the MDT sales and branch operations was completed during the first quarter of 2013. We consolidated 65 branches, blended our sales and service teams and fully integrated all former MDT locations into our enterprise

Page - 6

Notes to Consolidated Financial Statements—(Continued)

systems to optimize our combined operational efficiencies during the first quarter of 2013. We completed the integration of all remaining administrative services during the second quarter of 2013. We incurred restructuring costs related to our integration of MDT of $2.8 million for the thirty-nine weeks ended September 27, 2013. No restructuring costs were incurred during the thirteen weeks ended September 27, 2013. These activities consisted of integrating our branch network capacity, sales and services teams and infrastructure and included closing, consolidating and relocating certain branch offices and administrative operations, eliminating redundant assets, and reducing excess administrative workforce and capacity. These integration costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income and Cash flows from operating activities in the Consolidated Statements of Cash Flows. At September 27, 2013, we have a liability for incurred but not yet paid integration costs of $0.2 million included in accounts payable and other accrued expenses in our Consolidated Balance Sheets.
Purchase price allocation
The following table summarizes the final allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date of February 4, 2013 (in millions):

Purchase Price Allocation
February 4, 2013
Cash	$0.4
Accounts receivable (1)	29.9
Prepaid expenses, deposits and other current assets	0.6
Property and equipment	0.3
Restricted cash	6.9
Intangible assets	10.2
Total assets acquired	48.3

Accounts payable and other accrued expenses	6.3
Accrued wages and benefits	4.8
Workers' compensation claims reserve	9.4
Other long-term liabilities	0.1
Total liabilities assumed	20.6

Net identifiable assets acquired	27.7
Goodwill (2)	25.7
Net assets acquired	$53.4
___________________

(1)	The gross contractual amount of accounts receivable was $32.9 million of which $3.0 million was estimated to be uncollectible.

(2)	The goodwill acquired is deductible for income tax purposes.
Intangibles assets include identifiable intangible assets for customer relationships, the trade name/trademarks and a non-compete agreement. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization using the income approach. No residual value is estimated for any of the intangible assets. The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of February 4, 2013 (in millions, except for estimated useful lives, in years):

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$7.8	8.0
Trade name/trademarks	1.0	1.5
Non-compete agreement	1.4	5.0
The acquired assets and liabilities of MDT are included in our Consolidated Balance Sheets as of September 27, 2013 and the results of its operations and cash flows are reported in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows from February 4, 2013.

Page - 7

Notes to Consolidated Financial Statements—(Continued)

MDT operations have been fully integrated with our existing operations and our customers, temporary workforce, field employees and locations have been merged. The nature of the customers and the services provided by TrueBlue and the former MDT are substantially the same. We competed in the marketplace for the same customers, temporary workers, sales and service personnel. Accordingly, subsequent to merging our operations, it is not possible to segregate and to accurately estimate the revenues and expenses related exclusively to the former MDT operations.
Pro forma financial information
The following table reflects the pro forma consolidated results of operations for the periods presented, as though the acquisition of MDT had occurred as of the beginning of the period being reported on, after giving effect to related income taxes.
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

Pro forma financial data is presented below (in millions, except per share data).

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenue from services	$451.2	$438.0	$1,244.1	$1,207.2
Net income	19.0	13.6	34.5	22.6
Net income per common share - diluted	0.47	0.34	0.85	0.57
Other immaterial acquisition
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

•
Level 2 inputs are valued based upon quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Our Level 2 assets are marketable securities, which primarily consist of variable-rate demand notes ("VRDNs") and certificate of deposits ("CD"), and restricted investments, which primarily consist of municipal debt-securities, corporate-debt securities, asset-backed securities, and U.S. agency debentures. Our Level 2 liability is a term loan. We obtain our inputs from quoted market prices and independent pricing vendors.

•
Level 3 inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. We currently have no Level 3 assets or liabilities.

The carrying value of our cash and cash equivalents, marketable securities, restricted cash, other restricted investments and accounts receivable approximates fair value due to their short-term nature. We also hold certain restricted investments, which collateralize workers' compensation programs and are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets.

Page - 8

Notes to Consolidated Financial Statements—(Continued)

The following tables present the fair value and hierarchy for our financial assets and liabilities (in millions):

	September 27, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$109.5	$109.5	$109.5	$—	$—
Marketable securities classified as available-for-sale (2)	35.1	35.1	—	35.1	—
Restricted cash and cash equivalents (1)	47.4	47.4	47.4	—	—
Other restricted assets (3)	5.8	5.8	5.8	—	—
Restricted investments classified as held-to-maturity (4)	85.3	85.7	—	85.7	—
Financial liabilities:
Term loan (5)	32.5	32.5	—	32.5	—

	December 28, 2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$129.5	$129.5	$129.5	$—	$—
Restricted cash and cash equivalents (1)	38.1	38.1	38.1	—	—
Other restricted assets (3)	7.0	7.0	7.0	—	—
Restricted investments classified as held-to-maturity (4)	91.2	92.7	—	92.7	—
___________

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)
Marketable securities include CDs and VRDNs, which are classified as available-for-sale. Our CDs include $5.8 million with maturities greater than one year and are classified as Other assets on our Consolidated Balance Sheets. VRDNs with contractual maturities beyond one year are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and believe we have the ability to quickly sell them to the re-marketing agent at par value plus accrued interest in the event we decide to liquidate our investment in a particular VRDN.

(3)
Other restricted investments primarily consist of deferred compensation investments, which are comprised of mutual funds. We have an offsetting accrued liability related to the deferred compensation plan.

(4)
Restricted investments classified as held-to-maturity consist of highly rated investment grade securities, primarily in municipal-debt securities, corporate-debt securities, asset-backed securities, and U.S. agency debentures.

(5)
In connection with our acquisition of MDT effective February 4, 2013, we entered into an unsecured Term Loan Agreement with Synovus Bank. The Term Loan has a variable interest rate and approximates fair value. See Note 9: Commitments and Contingencies for further discussion.

NOTE 4.	MARKETABLE SECURITIES

Marketable securities consist of variable-rate demand notes ("VRDN") and certificate of deposits ("CD"), which are classified as available-for-sale. VRDNs are long-term municipal and corporate securities with an interest rate that is reset frequently. All of the VRDNs currently in our portfolio are backed by a Letter of Credit from a bank. Our VRDNs may be tendered at any time with a typical settlement date of less than one week. We did not hold any marketable securities at December 28, 2012.
The following table presents the amortized cost and fair value of our available-for-sale investments, which are carried at fair value (in millions):

	September 27, 2013
	Amortized Cost	Fair Value
Certificates of deposit	$9.5	$9.5
Variable-rate demand notes	25.6	25.6
	$35.1	$35.1

Page - 9

Notes to Consolidated Financial Statements—(Continued)

Unrealized gains and losses for our CDs were de minimis for the thirty-nine weeks ended September 27, 2013. We held no available-for-sale securities during the fifty-two weeks ended December 28, 2012.
The amortized cost and fair value by contractual maturity of our available-for-sale investments are as follows (in millions):

	September 27, 2013
	Amortized Cost	Fair Value
Due in one year or less (1)	$29.3	$29.3
Due after one year (2)	5.8	5.8
	$35.1	$35.1
_________________

(1)
Amounts due in one year or less include CDs and VRDNs. The VRDNs have contractual terms ranging from two to 26 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the high liquidity provided through the tender feature. It is not our intent to hold to maturity.

(2)	Amounts due after one year include CDs with maturities between one and two years and are recorded in Other assets on the Consolidated Balance Sheets.
Subsequent to the issuance of our unaudited Consolidated Financial Statements for the twenty-six weeks ended June 28, 2013, we discovered a misclassification error in the classification of VRDNs in our financial statements. The VRDNs, in the amount of $19.9 million, were inappropriately reported in Cash and cash equivalents on the unaudited Consolidated Balance Sheets for the period ended June 28, 2013, which also resulted in a corresponding understatement of Marketable securities. The misclassification also resulted in an overstatement of Cash and cash equivalents and understatement of Net cash used in investing activities of $19.9 million in the unaudited Consolidated Statements of Cash Flows for the twenty-six weeks ended June 28, 2013. This misclassification in our unaudited Consolidated Financial Statements did not affect the unaudited Consolidated Statements of Operations and Comprehensive Income or Net income per share.

The misclassification also resulted in VRDNs being inappropriately reported as Level 1 financial assets in the notes to our unaudited Consolidated Financial Statements. All VRDNs are now properly reported as Level 2 financial assets in the notes to our unaudited Consolidated Financial Statements. We do not consider the classification error to be material to the Company's previously issued unaudited Consolidated Financial Statements.

The VRDNs have been properly reported and separately disclosed as Marketable securities on the unaudited Consolidated Balance Sheets and unaudited Consolidated Statement of Cash Flows for the period ended September 27, 2013.

NOTE 5:	RESTRICTED CASH AND INVESTMENTS
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal-debt securities, corporate-debt securities, asset-backed securities and U.S. agency debentures. Our investments have not resulted in any other-than-temporary impairments. The majority of our collateral obligations are held in a trust ("Trust") at the Bank of New York Mellon.
The following is a summary of restricted cash and investments (in millions):

	September 27, 2013	December 28, 2012
Cash collateral held by insurance carriers	$24.4	$21.5
Cash and cash equivalents held in Trust (1)	21.2	14.8
Investments held in Trust	85.3	91.2
Cash collateral backing letters of credit	1.8	1.8
Other (2)	5.8	7.0
Total restricted cash and investments	$138.5	$136.3
__________________

(1)	Included in this amount is $0.8 million and $0.9 million of accrued interest at September 27, 2013 and December 28, 2012, respectively.

(2)	Primarily consists of restricted cash in money market accounts and deferred compensation plan accounts which are comprised of mutual funds.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

The following tables present fair value disclosures for our held-to-maturity investments which are carried at amortized cost (in millions):

	September 27, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$56.1	$0.7	$(0.4)	$56.4
Corporate debt securities	15.6	0.2	(0.2)	15.6
Asset-backed securities	13.6	0.2	(0.1)	13.7
	$85.3	$1.1	$(0.7)	$85.7

	December 28, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$57.3	$1.0	$(0.1)	$58.2
Corporate debt securities	17.9	0.3	—	18.2
Asset-backed securities	16.0	0.3	—	16.3
	$91.2	$1.6	$(0.1)	$92.7
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in millions):

	September 27, 2013
	Amortized Cost	Fair Value
Due in one year or less	$10.3	$10.3
Due after one year through five years	41.3	42.0
Due after five years through ten years	33.7	33.4
	$85.3	$85.7
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty.

NOTE 6:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in millions):

	September 27, 2013	December 28, 2012
Buildings and land	$26.4	$25.9
Computers and software	101.7	91.7
Cash dispensing machines	1.0	1.0
Furniture and equipment	9.0	8.9
Construction in progress	3.1	7.7
	141.2	135.2
Less accumulated depreciation and amortization	(85.4)	(77.0)
	$55.8	$58.2
Capitalized software costs, net of accumulated amortization, were $31.8 million and $30.9 million as of September 27, 2013 and December 28, 2012, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally developed software.
Depreciation expense of property and equipment totaled $3.6 million and $3.9 million for the thirteen weeks ended September 27, 2013 and September 28, 2012, respectively. Depreciation expense of property and equipment totaled $11.7 million and $11.8 million for the thirty-nine weeks ended September 27, 2013 and September 28, 2012, respectively.

Page - 11

Notes to Consolidated Financial Statements—(Continued)

NOTE 7:	GOODWILL AND INTANGIBLE ASSETS
Goodwill
We acquired MDT effective February 4, 2013. The assets acquired and liabilities assumed were recorded at the date of acquisition at their estimated fair values. Assets acquired included finite-lived intangible assets of $10.2 million with an estimated weighted average useful life of 7.0 years. The excess of the purchase price over the estimated fair values of the net assets acquired in the amount of $25.7 million was recorded as goodwill and primarily represents synergies with our existing business, the acquired assembled workforce, and potential new customers.
Changes in the carrying amount of goodwill were as follows (in millions):

	Goodwill	Accumulated Impairment Losses	Goodwill, net
Balance at December 28, 2012	$94.3	$(46.2)	$48.1
Goodwill acquired year to date (1)	26.5	—	26.5
Balance at September 27, 2013	$120.8	$(46.2)	$74.6
____________________

(1)	Goodwill acquired includes $25.7 million due to the MDT acquisition. Goodwill acquired also includes $0.8 million of goodwill related to our acquisition of Crowley.
Goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value may not be recoverable. We noted no such event or circumstance and accordingly no impairment loss has been recognized during the thirty-nine weeks ended September 27, 2013.
Intangible assets
The following table presents our purchased finite-lived intangible assets (in millions):

	September 27, 2013			December 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships (2)	$28.3	$(12.8)	$15.5	$19.1	$(10.5)	$8.6
Trade name/trademarks (2)	4.6	(2.3)	2.3	3.5	(1.6)	1.9
Non-compete agreements (2)	1.8	(0.4)	1.4	1.8	(1.4)	0.4
Total finite-lived intangible assets	$34.7	$(15.5)	$19.2	$24.4	$(13.5)	$10.9
____________________

(1)	Excludes assets that are fully amortized.

(2)
Includes customer relationships, trade name, and non-compete agreement resulting from the MDT acquisition of $7.8 million, $1.0 million, and $1.4 million, respectively, and customer relationships and trade name resulting from the Crowley acquisition of $1.4 million and $0.1 million, respectively.

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization of our finite-lived intangible assets was $1.2 million and $0.8 million for the thirteen weeks ended September 27, 2013 and September 28, 2012, respectively. Amortization of our finite-lived intangible assets was $3.4 million and $2.4 million for the thirty-nine weeks ended September 27, 2013 and September 28, 2012, respectively.
We also held indefinite lived trade name/trademarks of $5.7 million as of September 27, 2013 and December 28, 2012.

Page - 12

Notes to Consolidated Financial Statements—(Continued)

The following table provides the estimated future amortization of finite-lived intangible assets as of September 27, 2013 (in millions):

Remainder of 2013	$1.2
2014	4.5
2015	4.1
2016	3.8
2017	1.8
Thereafter	3.8
Total intangible assets, net	$19.2
Finite-lived intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value may not be recoverable. We noted no such event or circumstance and accordingly no impairment loss has been recognized during the thirty-nine weeks ended September 27, 2013.

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
For workers’ compensation claims originating in Washington, North Dakota, Ohio, Wyoming, Canada, and Puerto Rico (our “monopolistic jurisdictions”), we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs (with the exception of our Labor Ready brand in the state of Ohio where we have a self-insured policy). Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions.
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 27, 2013, the weighted average rate was 2.1%. The claim payments are made over an estimated weighted average period of approximately 5.5 years. As of September 27, 2013 and December 28, 2012, the discounted workers’ compensation claims reserves were $207.8 million and $195.6 million, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our deductible limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 27, 2013, the weighted average rate was 4.6%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 19.8 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $29.0 million and $27.1 million as of September 27, 2013 and December 28, 2012, respectively.
Certain workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $5.7 million and $5.6 million against all receivables from Troubled Insurance Companies for the excess claims that have primarily been rejected by the state guaranty as of September 27, 2013 and December 28, 2012, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, as of September 27, 2013 and December 28, 2012 were $23.3 million and $21.4 million, respectively, and are included in Other assets, net in the accompanying Consolidated Balance Sheets.

Page - 13

Notes to Consolidated Financial Statements—(Continued)

Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:

•	changes in medical and time loss (“indemnity”) costs;

•	changes in mix between medical only and indemnity claims;

•	regulatory and legislative developments impacting benefits and settlement requirements;

•	type and location of work performed;

•	impact of safety initiatives; and

•	positive or adverse development of claims.
Workers’ compensation expense totaling $16.7 million and $14.8 million was recorded in Cost of services for the thirteen weeks ended September 27, 2013 and September 28, 2012, respectively. Workers’ compensation expense totaling $46.4 million and $40.1 million was recorded in Cost of services for the thirty-nine weeks ended September 27, 2013 and September 28, 2012, respectively. Workers’ compensation expense consists primarily of: self-insurance reserves net of changes in discount; monopolistic jurisdictions’ premiums; insurance premiums; and other miscellaneous expenses.

NOTE 9:	COMMITMENTS AND CONTINGENCIES
Revolving credit facility
We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.
The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building not to exceed $15 million, which is reduced quarterly by $0.4 million. As of September 27, 2013, the Tacoma headquarters office building liquidation value totaled $12.4 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. At September 27, 2013, $80 million was available under the Revolving Credit Facility, and $6.1 million was utilized by outstanding standby letters of credit, leaving $73.9 million available for additional borrowings. The letters of credit collateralize a portion of our workers' compensation obligation.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash, cash equivalents, and certain marketable securities held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at September 27, 2013 was $73.9 million and the amount of cash, cash equivalents and certain marketable securities under control agreements was $112.2 million for a total of $186.1 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
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

Page - 14

Notes to Consolidated Financial Statements—(Continued)

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
At September 27, 2013, the remaining balance of the Loan was $32.5 million, of which, $2.3 million is short-term and is included in Other current liabilities in our Consolidated Balance Sheets. The long term portion of $30.2 million is reported as Note payable. The loan is variable rate interest and approximates fair value as of September 27, 2013.
Our obligations under the Loan may be accelerated upon the occurrence of an event of default under the Loan, which includes customary events of default, as well as cross-defaults related to indebtedness under our Revolving Credit Facility, and other Loan specific defaults. The Loan contains customary negative covenants applicable to the Company and its subsidiaries such as indebtedness, certain dispositions of property, the imposition of restrictions on payments under the Loan, and other Loan specific covenants. We are in compliance with all covenants related to the Loan as of September 27, 2013.
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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	September 27, 2013	December 28, 2012
Cash collateral held by insurance carriers	$24.4	$21.5
Cash and cash equivalents held in Trust (1)	21.2	14.8
Investments held in Trust	85.3	91.2
Letters of credit (2)	7.9	9.0
Surety bonds (3)	16.1	16.2
Total collateral commitments	$154.9	$152.7
____________________

(1)	Included in this amount is $0.8 million and $0.9 million of accrued interest at September 27, 2013 and December 28, 2012, respectively.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million of restricted cash collateralizing our letters of credit at September 27, 2013 and December 28, 2012, respectively.

(3)
Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier. These bonds do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the amounts provided in our financial statements are adequate in consideration of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.
Deferred compensation plan
We make contributions to a nonqualified retirement plan for a select group of management or highly compensated employees. Our matching contributions are discretionary. Our deferred compensation liability was $5.8 million and $4.2 million at September 27, 2013 and December 28, 2012, respectively, which is largely offset by restricted investments recorded in Restricted cash and investments on the Consolidated Balance Sheets.

Page - 15

Notes to Consolidated Financial Statements—(Continued)

NOTE 10:STOCK-BASED COMPENSATION
We record stock-based compensation expense for restricted and unrestricted stock awards, performance share units, stock options, and shares purchased under an employee stock purchase plan.
Stock-based compensation expense was as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Restricted and unrestricted stock and performance share units	$1.7	$1.4	$6.2	$6.0
Stock option	—	—	—	0.1
Employee stock purchase plan	0.1	0.1	0.2	0.2
Total stock-based compensation	$1.8	$1.5	$6.4	$6.3
Restricted and unrestricted stock and performance share units
Stock-based awards are issued under our 2005 Long-Term Equity Incentive Plan as amended. Restricted stock is granted to executive officers and key employees and vests annually over three or four years. Unrestricted stock granted to our directors vests immediately. Restricted and unrestricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period, net of estimated forfeitures.
Performance share units have been granted to executive officers and certain key employees since 2010. Vesting of the performance share units is contingent upon the achievement of revenue and/or profitability growth goals at the end of each three year performance period. Each performance share unit is equivalent to a share of common stock. Compensation expense is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period for the performance share units which are expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.
Restricted and unrestricted stock and performance share units activity for the thirty-nine weeks ended September 27, 2013 was as follows (shares in thousands):

	Shares	Weighted average grant-date price
Non-vested at beginning of period	1,435	$15.23
Granted	634	$18.92
Vested	(417)	$15.31
Forfeited	(96)	$17.46
Non-vested at the end of the period	1,556	$16.58
As of September 27, 2013, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $9.2 million, of which $8.2 million is estimated to be recognized over a weighted average period of 1.3 years through 2017. As of September 27, 2013, total unrecognized stock-based compensation expense related to performance share units, assuming achievement of maximum financial goals, was approximately $9.5 million, of which $4.0 million is currently estimated to be recognized over a weighted average period of 1.8 years through 2016.
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

Page - 16

Notes to Consolidated Financial Statements—(Continued)

There were no stock options granted during the thirty-nine weeks ended September 27, 2013 or during 2012.
Stock option activity was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding, December 28, 2012	639	$16.91
Exercised	(449)	$16.09
Expired/Forfeited	(111)	$21.24
Outstanding, September 27, 2013	79	$15.23
Exercisable, September 27, 2013	79	$15.23
Total unrecognized stock-based compensation expense related to non-vested stock options was de minimis as of September 27, 2013.
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
During the thirty-nine weeks ended September 27, 2013 and September 28, 2012, participants purchased 54,000 and 68,000 shares respectively, from the plan for cash proceeds of $0.9 million for each period.

NOTE 11:	INCOME TAXES
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
Our effective tax rate on earnings for the thirty-nine weeks ended September 27, 2013, was 23.1% compared to 40.0% for the same period in 2012. The decrease in the effective tax rate is due primarily to the federal Work Opportunity Tax Credit (“WOTC”). The effective tax rate for 2012 excluded benefits of WOTC because it had largely expired at the end of 2011. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013, and retroactively restored the WOTC for 2012 and extended it through 2013. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Because a change in the law is accounted for in the period of enactment, the retroactive effect of the Act on our U.S. federal taxes for 2012 was recognized in the thirty-nine weeks ended September 27, 2013. The effective tax rate was also favorably impacted by the estimated increase to our WOTC benefits from the IRS extension of the 2012 WOTC certification request deadline to April 29, 2013, and by receipt of additional WOTC certification approvals related to years prior to 2012.
The primary difference between the statutory federal income tax rate of 35.0% and our annual effective income tax rate of 33.6%, excluding the prior year WOTC benefits, is from estimated current year WOTC, state income taxes, and certain non-deductible expenses.
As of September 27, 2013 and December 28, 2012, we had unrecognized tax benefits of $2.0 million and $1.9 million, respectively, recorded in accordance with current accounting guidance on uncertain tax positions.

Page - 17

Notes to Consolidated Financial Statements—(Continued)

NOTE 12.	NET INCOME PER SHARE
Adjusted net income and diluted common shares were calculated as follows (in millions, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net income	$19.0	$14.3	$30.4	$26.2

Weighted average number of common shares used in basic net income per common share	40.3	39.5	40.1	39.5
Dilutive effect of outstanding stock options and non-vested restricted stock	0.4	0.4	0.3	0.3
Weighted average number of common shares used in diluted net income per common share	40.7	39.9	40.4	39.8
Net income per common share:
Basic	$0.47	$0.36	$0.76	$0.66
Diluted	$0.47	$0.36	$0.75	$0.66
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
Our anti-dilutive shares were 0.1 million for the thirty-nine weeks ended September 27, 2013 and 0.7 million for the thirteen and thirty-nine weeks ended September 28, 2012, respectively. We had no anti-dilutive shares for the thirteen weeks ended September 27, 2013. Anti-dilutive shares include unvested restricted stock, performance share units and in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented. Anti-dilutive shares associated with our stock options relate to those stock options with an exercise price higher than the average market value of our stock during the periods presented.

NOTE 13.	OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity. The net-of-tax amount related to other comprehensive income (loss) during the reporting periods were as follows (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Total other comprehensive income (loss), net of tax
Foreign currency translation	$0.1	$0.4	$(0.5)	$0.4
Unrealized gain (loss) on investments (1)	0.0	0.1	0.0	—
Total other comprehensive income (loss), net of tax (2)	$0.1	$0.5	$(0.5)	$0.4
__________________

(1)	Consists of deferred compensation plan accounts, which are comprised of mutual funds, and available-for-sale securities, which are comprised of certificates of deposits.

(2)	The tax impact of the components of other comprehensive income were immaterial.

Page - 18

Notes to Consolidated Financial Statements—(Continued)

NOTE 14:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in millions):

	Thirty-nine weeks ended
	September 27, 2013	September 28, 2012
Cash paid during the period for:
Interest	$0.7	$0.5
Income taxes	4.1	13.8
As of September 27, 2013 and September 28, 2012, we had acquired $0.3 million and $0.8 million, respectively, of property, plant and equipment on account that was not yet paid. These are considered non-cash investing items.

NOTE 15:	SUBSEQUENT EVENTS
On September 30, 2013, we entered into an Asset Purchase Agreement, which was effective October 1, 2013, with The Work Connection, Inc. ("TWC"), a light industrial staffing provider with 37 branches located predominantly in the Midwest, which has been delivering specialized staffing solutions to customers for more than 25 years. TWC’s operations will be primarily merged with those of our Spartan Staffing service line during the fourth quarter of this year. The base purchase price of $19.9 million was paid in cash with an additional target of $3.6 million to be reimbursed to the seller for certain working capital adjustments. The acquisition is not deemed material individually or in the aggregate to our financial statements.

Page - 19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes included in Item 1 of Part 1 in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the most recently filed Annual Report on Form 10-K for the fiscal year ended December 28, 2012 and our subsequently filed Quarterly Reports on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Part II, Item 1A, Risk Factors.”
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
OVERVIEW
TrueBlue is a leading provider of temporary blue-collar staffing. We provide a wide range of specialized blue-collar staffing services through the following service lines: Labor Ready for general labor, Spartan Staffing for light industrial services, CLP Resources for skilled trades, PlaneTechs for aviation and diesel mechanics and technicians, and Centerline Drivers for dedicated and temporary drivers. Headquartered in Tacoma, Washington, we serve approximately 140,000 businesses primarily in the services, construction, transportation, manufacturing, retail and wholesale industries. We had 725 branches in operation at the end of the quarter.
Revenue grew to $451.2 million for the thirteen weeks ended September 27, 2013, an 18.9% increase compared to the prior year. The increase is primarily due to revenue earned in the quarter resulting from an acquisition in the first quarter of 2013. Additionally, we experienced steady growth in demand for our services across most geographies and industries we serve with a continued increase in construction. The increases in demand and revenue mix have largely offset an expected drop in revenue from a large aviation customer project that is nearing completion.
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
Gross profit as a percent of revenue for the thirteen weeks ended September 27, 2013 was 27.4%, a decrease of 0.3% compared to the same period in 2012. The decrease is due primarily to the acquisition of MDT, which carried a lower gross margin in comparison with our blended company average, largely offset by the favorable impact from disciplined pricing and revenue mix.
Selling, general, and administrative expenses as a percentage of revenue decreased to 20.1% for the thirteen weeks ended September 27, 2013 as compared to 20.5% for the same period in 2012. This decrease is primarily due to the operating leverage produced by leveraging additional revenue across the fixed costs in our business.
Net income grew 32.1% to $19.0 million, or $0.47 per diluted share, for the thirteen weeks ended September 27, 2013, compared to a net income of $14.3 million, or $0.36 per diluted share, for the same period in 2012.
We believe we are in a strong financial position to fund working capital needs for planned 2013 growth and expansion opportunities. We had cash, cash equivalents and highly liquid marketable securities of $144.6 million at September 27, 2013. As of September 27,

Page - 20

2013, the maximum $80.0 million was available under the Revolving Credit Facility and $6.1 million of letters of credit had been issued against the facility, leaving an unused portion of $73.9 million.
RESULTS OF OPERATIONS
The following table presents selected financial data (in millions, except percentages and per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenue from services	$451.2	$379.5	$1,220.0	$1,044.9
Total revenue growth %	18.9%	2.2%	16.8%	8.2%

Gross profit as a % of revenue	27.4%	27.7%	26.4%	26.6%

Selling, general and administrative expenses	$90.8	$77.6	$268.5	$221.2
Selling, general and administrative expenses as a % of revenue	20.1%	20.5%	22.0%	21.2%

Income from operations	$28.0	$22.9	$38.4	$42.6
Income from operations as a % of revenue	6.2%	6.0%	3.1%	4.1%

Net income	$19.0	$14.3	$30.4	$26.2
Net income per diluted share	$0.47	$0.36	$0.75	$0.66
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
Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general-labor staffing provider in the United States. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. The decision to acquire MDT's operations reflects our overall optimism about growth in the staffing industry and our continued business strategy to expand current market share through acquisitions. The acquisition of MDT enhances TrueBlue's national position as the leading provider of dependable blue-collar temporary labor, which we expect will generate synergies from the full integration of MDT's operations with our existing service lines.
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
Revenue
Revenue from services was as follows (in millions, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenue from services	$451.2	$379.5	$1,220.0	$1,044.9
Total revenue growth %	18.9%	2.2%	16.8%	8.2%
Revenue grew to $451.2 million or 18.9% and $1,220.0 million or 16.8% for the thirteen and thirty-nine weeks ended September 27, 2013, respectively, as compared to the same periods in the prior year. The increases are primarily due to revenue resulting from the acquisition of MDT in the first quarter of 2013. Additionally, we experienced steady growth in demand for our services across most

Page - 21

geographies and industries we serve with a continued increase in construction. The increases in demand and revenue mix have largely offset an expected drop in revenue from a large aviation customer project that is nearing completion. Excluding revenue from this customer, revenues grew by 21% and 22%, for the thirteen and thirty-nine weeks ended September 27, 2013, respectively, compared to the same periods in 2012.
Gross profit
Gross profit was as follows (in millions, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Gross profit	$123.5	$105.2	$322.0	$278.0
Gross profit as a % of revenue	27.4%	27.7%	26.4%	26.6%
Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation insurance costs, and reimbursable costs. Gross profit as a percent of revenue for the thirteen weeks ended September 27, 2013 decreased to 27.4%, a decrease of 0.3% compared to the same period in 2012. The decrease is primarily due to the acquisition of MDT, which carried a lower gross margin in comparison with our blended company average, largely offset by the favorable impact from disciplined pricing.
Gross profit as a percent of revenue decreased for the thirty-nine weeks ended September 27, 2013 to 26.4%, a decrease of 0.2% compared to the same period in 2012. The decrease is primarily due to a change in revenue mix from the acquisition of MDT, which has a lower gross margin in comparison with our blended company average largely offset by the favorable impact from disciplined pricing.
Workers’ compensation expense as a percentage of revenue remained relatively constant at approximately 3.7% for the thirteen weeks ended September 27, 2013 and September 28, 2012 and approximately 3.8% for the thirty-nine weeks ended September 27, 2013 and September 28, 2012. We actively manage the safety of our temporary workers with our risk management programs and work together with our network of service providers to control costs. MDT has been fully integrated into our workers' compensation insurance and safety programs.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were as follows (in millions, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Selling, general and administrative expenses	$90.8	$77.6	$268.5	$221.2
Percentage of revenue	20.1%	20.5%	22.0%	21.2%
SG&A expenses for the thirteen weeks ended September 27, 2013 increased by $13.2 million to $90.8 million, as compared to same period in 2012, primarily due to the ongoing operating costs of MDT. SG&A as a percentage of revenue decreased to 20.1% for the thirteen weeks ended September 27, 2013 as compared to 20.5% for the same period in 2012. The decrease in SG&A as a percentage of revenue is due to our strong operating cost leverage.
SG&A as a percentage of revenue increased to 22.0% for the thirty-nine weeks ended September 27, 2013 as compared to 21.2% for the same period in 2012 primarily due to the non-recurring acquisition and integration costs and the impact of a decline in revenue from a large aviation project in combination with the fixed costs of our aviation service delivery model. The non-recurring acquisition and integration costs were $0.6 million and $6.6 million for the thirteen weeks and thirty-nine weeks ended September 27, 2013, respectively. Integration costs for MDT of $6.0 million consisted of closing, consolidating, and relocating certain branch and administrative operations, eliminating redundant assets and reducing excess administrative workforce and capacity, together with other integration program costs. Acquisition and integration costs for the thirteen weeks ended September 27, 2013 related to other minor acquisitions.

Page - 22

Depreciation and amortization
Depreciation and amortization were as follows (in millions, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Depreciation and amortization	$4.8	$4.7	$15.1	$14.2
Percentage of revenue	1.1%	1.2%	1.2%	1.4%
Depreciation and amortization expense for the thirteen and thirty-nine weeks ended September 27, 2013 increased over the same periods in 2012 by $0.1 million and $0.9 million, respectively, primarily from increased amortization related to the finite-lived intangible assets acquired through acquisitions.
Income taxes
The effective income tax rate was as follows (in millions, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Income tax expense	$9.5	$9.0	$9.1	$17.5
Effective income tax rate	33.3%	38.5%	23.1%	40.0%
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, audit developments, changes in law, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
Our effective tax rate on earnings for the thirty-nine weeks ended September 27, 2013 was 23.1% compared to 40.0% for the same period in 2012. The effective tax rate for 2012 excluded benefits of federal Work Opportunity Tax Credit (“WOTC”) because it had largely expired at the end of 2011. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013, and retroactively restored the WOTC for 2012 and extended it through 2013. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Because a change in the law is accounted for in the period of enactment, the retroactive effect of the Act on our U.S. federal taxes for 2012 was recognized in the thirty-nine weeks ended September 27, 2013. Accordingly, the decrease in the effective tax rate is due primarily to the benefit of the retroactively restored WOTC. The impact of WOTC on our effective tax rate is greater when our pre-tax income is lower.
Our effective tax rate on earnings for the thirteen weeks ended September 27, 2013 was 33.3% compared to 38.5% for the same period in 2012. The decrease in the effective tax rate is due primarily to the restored WOTC.
The primary difference between the statutory federal income tax rate of 35.0% and our annual effective income tax rate of 33.6%, excluding the prior year WOTC benefits, is from current year WOTC, state income taxes, and certain non-deductible expenses.
Results of Operations Future Outlook
The following highlights represent our expectations regarding operating trends for the remainder of fiscal year 2013. These expectations are subject to revision as our business changes with the overall economy:

•
Our top priority remains to increase revenue and leverage our cost structure which should produce incremental operating margins with additional future revenue. We will continue to invest in our specialized sales and customer service programs, which we believe will enhance our ability to capitalize on further revenue growth and customer retention. We actively pursue large project opportunities in vertical markets with growth opportunities. One of our largest successes is in the construction of renewable energy projects. While our growth rates have diminished due to more challenging prior year comparisons, renewable energy projects remain an attractive opportunity.

Page - 23

•
Effective October 1, 2013, we acquired substantially all of the assets and assumed certain liabilities of The Work Connection, Inc. ("TWC"), a light industrial staffing provider with 37 branches located predominantly in the Midwest, which delivered specialized staffing solutions to customers for more than 25 years. TWC’s operations will primarily be merged with those of our Spartan Staffing service line during the fourth quarter of this year. We expect the acquisition to contribute an additional $90 million of go-forward annual revenue. TWC served many of the same industries as TrueBlue and there is minimal overlap in offices.

We will continue to pursue other opportunities to grow our share of the blue-collar market through acquisitions and to enhance TrueBlue's national position as the leading provider of dependable blue-collar temporary labor. Acquisitions are a key element of our growth strategy. We expect to leverage our cost structure and produce long-term, incremental operating margins by merging the acquired operations with ours and generating synergies. We have been successful at acquiring and integrating companies and believe we have a strong business competence in this area.

•
We expect to see increasing levels of profitability during the remainder of the year due to the strong operating leverage in our business. During the year, SG&A as a percentage of revenue increased over comparable prior year periods, due to the costs to integrate the MDT acquisition and the revenue decline from a large aviation project. We do not expect to incur additional MDT integration costs in the future. Also, the revenue decline from the large aviation project diminishes during the remainder of 2013. Thus, in comparison with the same period a year ago, we expect to see a decline in SG&A as a percentage of revenue and an increase in operating income as a percentage of revenue during the remainder of 2013.

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

•
We have been investing in mobile technology solutions. We see compelling opportunities to improve the speed in assigning candidates to jobs and increase the productivity of our branch employees, which we expect will result in the consolidation of branches and other benefits to our cost structure. We deployed the new mobile dispatch technology during the second quarter of 2013 and expect it to enhance our ability to recruit workers and put them on the job faster. Early results are promising. We believe the convenience the technology offers our workers and our ability to get them on the job faster will translate into a larger, higher-quality workforce and improved customer sales and service.

•
Services for a large aviation customer project have been declining as the project matures and our customer makes workforce adjustments. While we expect continued revenue from this customer, our work is project based and the completion of certain projects will continue to impact our revenue trends. Revenue from this customer was approximately $76 million in 2012 and is estimated to be about $30 million in 2013.

LIQUIDITY AND CAPITAL RESOURCES
As of September 27, 2013, our cash, cash equivalents, and marketable securities totaled $144.6 million compared to $129.5 million as of December 28, 2012, an increase of $15.1 million. This increase in cash, cash equivalents, and marketable securities was primarily driven by cash generated from operations of $45.3 million and proceeds from notes payable of $34.0 million, partially offset by acquisitions of businesses of $54.9 million, and capital expenditures of $10.3 million for the thirty-nine weeks ended September 27, 2013.
We have investments in various securities, including money market funds, certificate of deposits, and variable-rate demand notes (“VRDNs”), all of which are highly liquid and available to fund operations, strategic growth opportunities and share buy backs.
The following discussion highlights our cash flow activities for the thirty-nine weeks ended September 27, 2013.

Page - 24

Cash flows from operating activities
Our cash flows from operating activities were as follows (in millions):

	Thirty-nine weeks ended
	September 27, 2013	September 28, 2012
Net income	$30.4	$26.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	15.1	14.2
Provision for doubtful accounts	8.8	4.3
Stock-based compensation	6.4	6.3
Deferred income taxes	(1.7)	1.2
Other operating activities	1.2	1.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24.8)	(33.5)
Income taxes	6.6	2.2
Accounts payable and other accrued expenses	4.7	5.3
Workers' compensation claims reserve	2.8	5.9
Other assets and liabilities	(4.2)	(0.3)
Net cash provided by operating activities	$45.3	$33.0
Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, timing of collections, seasonal sales patterns and profit margins.
Net cash provided by operating activities was $45.3 million for the thirty-nine weeks ended September 27, 2013 as compared to $33.0 million for the same period in 2012.

•
Accounts receivable followed normal seasonal patterns through the third quarter of 2013 by increasing from the beginning of the year, partially offset by improved days sales outstanding. The provision for doubtful accounts increased in 2013 due to revenue growth and an increase in probable credit losses associated predominantly with one customer.

•
Generally our workers' compensation reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the current year, our workers' compensation reserve increased as we increased the delivery of temporary labor services. This was offset by the timing of claim payments.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in millions):

	Thirty-nine weeks ended
	September 27, 2013	September 28, 2012
Capital expenditures	$(10.3)	$(13.9)
Acquisition of businesses, net of cash acquired	(54.9)	—
Purchases of marketable securities	(35.3)	—
Maturities of marketable securities	0.2	—
Change in restricted cash and cash equivalents	(1.3)	0.5
Purchase of restricted investments	(9.2)	(18.2)
Maturities of restricted investments	13.3	14.4
Other	—	(0.2)
Net cash used in investing activities	$(97.5)	$(17.4)

•
Cash flows used in investing activities increased primarily due to the $53.1 million acquisition of MDT, net of cash acquired and $1.8 million acquisition of Crowley Transportation Services, excluding contingent consideration of $0.6 million.

Page - 25

•
Marketable securities consist of certificates of deposit with original maturities greater than three months and VRDNs, which are classified as available-for-sale. VRDNs are long-term municipal and corporate securities with an interest rate that is reset frequently. All of the VRDNs currently in our portfolio are backed by a Letter of Credit from our primary bank. Our VRDNs may be tendered at any time. As of September 27, 2013, we held VRDNs, within our marketable securities portfolio, with fair values of $25.6 million. We did not hold any VRDNs at December 28, 2012.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. The change in restricted cash and cash equivalents is primarily a product of purchasing restricted investments, maturities on restricted investments, and payments to workers' compensation insurance providers. When combining this change with purchases of restricted investments net of maturities of restricted investments, restricted cash and investments increased by $2.8 million for the thirty-nine weeks ended September 27, 2013. This increase is primarily due to an increase in the collateral requirements by our workers' compensation insurance providers related to growth in operations, which was partially offset by timing of payments to our insurance providers.

Cash flows from financing activities
Our cash flows from financing activities were as follows (in millions):

	Thirty-nine weeks ended
	September 27, 2013	September 28, 2012
Purchases and retirement of common stock	$—	$(4.4)
Net proceeds from stock option exercises and employee stock purchase plans	8.7	3.8
Common stock repurchases for taxes upon vesting of restricted stock	(2.7)	(2.1)
Proceeds from note payable	34.0	—
Payments on debt and other liabilities	(8.1)	(4.0)
Other	0.7	0.8
Net cash provided by (used in) financing activities	$32.6	$(5.9)
The change in cash provided by financing activities was mainly due to proceeds from our Term Loan Agreement with Synovus Bank of $34.0 million in connection with our acquisition of MDT.
Future outlook
We believe we are in a strong financial position to fund working capital needs for planned growth. The strength of our current financial position is highlighted as follows:

•	We had cash, cash equivalents and highly liquid marketable securities of $144.6 million at September 27, 2013.

•
Our borrowing availability under our credit facility is principally based on accounts receivable and the value of our corporate building. We have $73.9 million of borrowing available under our credit facility as of September 27, 2013. We believe the credit facility provides adequate borrowing availability.

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
The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building, not to exceed $15.0 million, which is reduced quarterly by $0.4 million. As of September 27, 2013, the Tacoma headquarters office building liquidation value totaled $12.4 million. This borrowing limit is further reduced by the sum of a reserve

Page - 26

in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves if deemed applicable. As of September 27, 2013, the maximum $80 million was available and letters of credit in the amount of $6.1 million had been issued against the facility, leaving an unused portion of $73.9 million. The letters of credit collateralize a portion of our workers' compensation obligation.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12 million or be subject to a fixed charge coverage ratio. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash, cash equivalents and certain marketable securities held in accounts subject to a control agreement benefiting the lenders. The amount we were entitled to borrow at September 27, 2013 was $73.9 million and the amount of cash, cash equivalents and certain marketable securities under control agreements was $112.2 million for a total of $186.1 million of liquidity, which is well in excess of the minimum liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
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
We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At September 27, 2013, we had restricted cash and investments totaling approximately $138.5 million.
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

Page - 27

Our total collateral commitments were made up of the following components (in millions):

	September 27, 2013	December 28, 2012
Cash collateral held by insurance carriers	$24.4	$21.5
Cash and cash equivalents held in Trust (1)	21.2	14.8
Investments held in Trust	85.3	91.2
Letters of credit (2)	7.9	9.0
Surety bonds (3)	16.1	16.2
Total collateral commitments	$154.9	$152.7
____________________

(1)	Included in this amount is $0.8 million and $0.9 million of accrued interest at September 27, 2013 and December 28, 2012, respectively.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.8 million of restricted cash collateralizing our letters of credit as of September 27, 2013 and December 28, 2012.

(3)
Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier. These bonds do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days' notice.

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	September 27, 2013	December 28, 2012
Total workers’ compensation reserve	$207.8	$195.6
Add back discount on reserves (1)	19.2	20.4
Less excess claims reserve (2)	(29.0)	(26.9)
Reimbursable payments to insurance provider (3)	4.3	6.4
Less portion of workers' compensation not requiring collateral (4)	(47.4)	(42.8)
Total collateral commitments	$154.9	$152.7
____________________

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $207.8 million at September 27, 2013.
Our workers' compensation reserve for self-insured claims is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Reserves are estimated for claims incurred in the current year, as well as claims incurred during prior years. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:

•	Changes in medical and time loss (“indemnity”) costs;

•	Mix changes between medical only and indemnity claims;

•	Regulatory and legislative developments impacting benefits and settlement requirements;

•	Type and location of work performed;

•	The impact of safety initiatives; and

Page - 28

•	Positive or adverse development of claims.
Our workers' compensation reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At September 27, 2013, the weighted average rate was 2.1%. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years. Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 27, 2013, the weighted average rate was 4.6%. The excess claim payments are made and the corresponding reimbursements from our insurance carriers are received over a weighted average period of approximately 19.8 years. The discounted workers' compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $29.0 million and $27.1 million as of September 27, 2013 and December 28, 2012, respectively.
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
As of September 27, 2013, the remaining balance of the Loan was $32.5 million, of which $2.3 million is short-term and is included in Other current liabilities in our Consolidated Balance Sheets. The long term portion of $30.2 million is reported as Notes payable. The Loan is variable rate interest and approximates fair value as of September 27, 2013.
Our obligations under the Loan may be accelerated upon the occurrence of an event of default under the Loan, which includes customary events of default, as well as cross-defaults related to indebtedness under our Revolving Credit Facility, and other Loan specific defaults. The Loan contains customary negative covenants applicable to the Company and its subsidiaries such as the incurrence of additional indebtedness, certain dispositions of property, the imposition of restrictions on payments under the Loan, and other Loan specific covenants. We are in compliance with all covenants related to the Loan as of September 27, 2013.
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
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012 and Note 1 to our Consolidated Financial Statements as of and for the period ended September 27, 2013.
NEW ACCOUNTING STANDARDS
See Note 1, Accounting Principals and Practices, to our Consolidated Financial Statements.
FORWARD-LOOKING STATEMENT
Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995
Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,”

Page - 29

"may," “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Actual events or results may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Part II, Item 1A, Risk Factors, and other section of our filings with the Securities and Exchange Commission for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions, brand expansion, divestitures, revenue volumes and mix, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or regulations, availability of suitable temporary workers, our ability to react to a disaster recovery situation, and the availability of credit, among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We discussed our interest rate and credit risk, and our foreign currency exchange risk in Part 1, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2012. In addition to those risks, we are exposed to interest rate risk through the use or our Revolving Credit Facility, the Loan, and other borrowings. We did not draw on our Revolving Credit Facility during the thirty-nine weeks ended September 27, 2013. The weighted average interest rate on the Loan was 1.7% for the thirty-nine weeks ended September 27, 2013. A hypothetical fluctuation of 10% in market interest rates would not have had a material impact on our results of operations during the thirty-nine weeks ended September 27, 2013.

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
We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 27, 2013, our disclosure controls and procedures are effective.
During the fiscal quarter ended September 27, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 30

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
The demand for our blue-collar staffing services is highly dependent upon the state of the economy and upon staffing needs of our customers. As economic activity slows, companies tend to reduce their use of temporary employees before terminating their regular employees. Significant declines in demand and corresponding revenues can result in expense de-leveraging, which would result in lower profit levels. Any variation in the economic condition or unemployment levels of the United States, Puerto Rico and Canada or in the economic condition of any region or specific industry in which we have a significant presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have adverse impacts on our customers' ability to pay us for services we have already provided.
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
We cannot be certain that our insurance will be available, or if available, in sufficient amount or scope, to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms or at all or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

Page - 31

We are dependent on workers' compensation insurance coverage at commercially reasonable terms.
We provide workers' compensation insurance for our temporary workers. Our workers' compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG. Our insurance carriers require us to collateralize a significant portion of our workers' compensation obligation. The majority of collateral is held in trust by a third party for the payment of these claims. The loss or decline in value of the collateral could require us to seek additional sources of capital to pay our workers' compensation claims. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. As our business grows or if our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. The loss of our workers' compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
Our liquidity may be materially adversely affected by constraints in the capital markets.
Our principal sources of liquidity are funds generated from operating activities, available cash and cash equivalents, marketable securities, and borrowings under our credit facility. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. These risks associated with our investment portfolio may negatively impact our financial condition.
We must have sufficient sources of liquidity to fund our working capital requirements, workers' compensation collateral requirements, service our outstanding indebtedness, and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities.
Our failure to comply with the restrictive covenants under our revolving credit facility or term loan could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
Acquisitions and new business ventures may have an adverse effect on our business.
We expect to continue making acquisitions and entering into new business initiatives as part of our long-term business strategy. This strategy may be impeded, however, if we cannot identify suitable acquisition candidates and new business initiatives, or if acquisition candidates are not available under terms that are acceptable to us. These acquisitions and new business initiatives involve significant challenges and risks, including that they may not advance our business strategy, that we may not realize a satisfactory return on our investment, that we may experience difficulty in integrating operations, or that management's attention may be diverted from our other business. These events could cause material harm to our business, operating results, or financial condition.
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

Page - 32

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
We have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, and to provide certain back office support activities. Accordingly, we are subject to the risks associated with the vendor's ability to provide these services to meet our needs. If the cost of these services is more than expected, or if the vendor or we are unable to adequately protect our data and information is lost, or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Page - 33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 27, 2013.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
06/29/13 through 07/26/13	960	$10.15	—	$35.2 million
07/27/13 through 08/23/13	2,100	$25.98	—	$35.2 million
08/24/13 through 09/27/13	721	$24.47	—	$35.2 million
Total	3,781	$21.68	—
____________________

(1)
During the thirteen weeks ended September 27, 2013, we purchased 3,781 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75 million share repurchase program in July 2011 that does not have an expiration date. As of September 27, 2013, $35.2 million remains available for repurchase of our common stock under the current authorization.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Page - 34

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

101
The following financial information from our Quarterly Report on Form 10-Q the quarter ended September 27, 2013, filed with the SEC on October 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

Page - 35

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	10/28/2013
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	10/28/2013
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	10/28/2013
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Vice President

Page - 36