Form 10-Q
period 2014-03-28
TrueBlue, Inc.
filed 2014-04-28
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 28, 2014
or
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
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 14, 2014, there were 41,336,658 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	March 28, 2014	December 27, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$128,818	$122,003
Marketable securities	31,777	14,745
Accounts receivable, net of allowance for doubtful accounts of $6,394 and $5,710	186,084	199,519
Prepaid expenses, deposits and other current assets	9,305	9,491
Income tax receivable	466	3,060
Deferred income taxes	7,572	7,640
Total current assets	364,022	356,458
Property and equipment, net	53,317	54,473
Restricted cash and investments	151,381	154,558
Deferred income taxes	5,714	4,213
Goodwill	82,239	82,239
Intangible assets, net	29,982	31,505
Other assets, net	35,040	36,015
Total assets	$721,695	$719,461
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$26,913	$29,850
Accrued wages and benefits	40,472	39,094
Current portion of workers' compensation claims reserve	48,803	49,942
Other current liabilities	2,498	2,523
Total current liabilities	118,686	121,409
Workers’ compensation claims reserve, less current portion	166,287	164,887
Note payable, less current portion	29,089	29,656
Other long-term liabilities	10,837	10,149
Total liabilities	324,899	326,101

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,334 and 41,085 shares issued and outstanding	1	1
Accumulated other comprehensive income	1,836	2,033
Retained earnings	394,959	391,326
Total shareholders’ equity	396,796	393,360
Total liabilities and shareholders’ equity	$721,695	$719,461
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Revenue from services	$396,063	$346,498
Cost of services	296,504	259,859
Gross profit	99,559	86,639
Selling, general and administrative expenses	91,982	88,432
Depreciation and amortization	5,161	5,159
Income (loss) from operations	2,416	(6,952)
Interest expense	(263)	(233)
Interest and other income	607	710
Interest and other income, net	344	477
Income (loss) before tax expense	2,760	(6,475)
Income tax expense (benefit)	1,104	(5,399)
Net income (loss)	$1,656	$(1,076)

Net income (loss) per common share:
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)
Weighted average shares outstanding:
Basic	40,572	39,784
Diluted	40,891	39,784

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$(245)	$(302)
Unrealized gain on investments, net of tax	48	—
Total other comprehensive loss, net of tax	(197)	(302)
Comprehensive income (loss)	$1,459	$(1,378)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net income (loss)	$1,656	$(1,076)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,161	5,159
Provision for doubtful accounts	3,487	1,652
Stock-based compensation	2,876	2,880
Deferred income taxes	(1,433)	(3,573)
Other operating activities	(435)	180
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	9,949	4,982
Income taxes	3,567	(2,136)
Other assets	(331)	251
Accounts payable and other accrued expenses	(3,307)	(6,990)
Accrued wages and benefits	1,380	4,061
Workers’ compensation claims reserve	261	549
Other liabilities	664	158
Net cash provided by operating activities	23,495	6,097
Cash flows from investing activities:
Capital expenditures	(2,091)	(3,952)
Acquisition of business, net of cash acquired	—	(53,248)
Purchases of marketable securities	(25,057)	—
Sales and maturities of marketable securities	9,450	—
Change in restricted cash and cash equivalents	(1,491)	(4,489)
Purchases of restricted investments	—	(1,365)
Maturities of restricted investments	4,215	4,128
Net cash used in investing activities	(14,974)	(58,926)
Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	602	2,266
Common stock repurchases for taxes upon vesting of restricted stock	(2,474)	(2,010)
Proceeds from note payable	—	34,000
Payments on debt and other liabilities	(567)	(397)
Other	973	479
Net cash provided by (used in) financing activities	(1,466)	34,338
Effect of exchange rates on cash	(240)	(222)
Net change in cash and cash equivalents	6,815	(18,713)
CASH AND CASH EQUIVALENTS, beginning of period	122,003	129,513
CASH AND CASH EQUIVALENTS, end of period	$128,818	$110,800
See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1:	ACCOUNTING PRINCIPLES AND PRACTICES
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

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2013. The results of operations for the thirteen weeks ended March 28, 2014 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Goodwill and intangible assets

We have historically evaluated our goodwill for impairment at the reporting unit level annually as of the last day of our fiscal third quarter or when indications of potential impairment exist. In the first quarter of 2014, we changed the date of our annual assessment of goodwill impairment to the first day of our fiscal second quarter of each year. This is a change in method of applying an accounting principle, which management believes is preferable because it better aligns the timing of the assessment with our planning and forecasting process and alleviates constraints on accounting resources during our periodic reporting process. The change in the assessment date does not delay, accelerate, or avoid a potential impairment charge. Due to significant judgments and estimates utilized in our goodwill impairment analysis, management has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of the first day of the second quarter of each prior reporting period without the use of hindsight. As such, we will prospectively apply the change in annual goodwill impairment testing date beginning the first day of our fiscal second quarter of 2014.

Recently Adopted Accounting Standards

Effective December 28, 2013, we adopted the accounting standard regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent when, for certain reasons, it is not available. The adoption of this standard did not have a material impact on our financial statements.

Effective December 28, 2013, we early adopted the accounting standard regarding reporting discontinued operations and disposals of components of an entity. The standard raises the threshold for dispositions to qualify as discontinued operations to components that have been disposed of or are classified as held for sale and represent a strategic shift that has (or will have) a significant effect on an entity's operations and financial results. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) equity method investment, or (iv) other major parts of an entity. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity's ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The standard also requires additional disclosures about disposals of individually material components that are not classified as discontinued operations. The standard is effective for fiscal year-ends beginning after December 15, 2014, however early adoption is permitted. The adoption of this standard did not have a material impact to our financial statements.

Page - 6

Notes to Consolidated Financial Statements—(Continued)

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

•
Level 2 inputs are valued based upon quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Our Level 2 assets are marketable securities, which primarily consist of certificates of deposit ("CDs"), variable-rate demand notes ("VRDNs"), corporate debt securities, municipal debt securities, commercial paper, and restricted investments, which primarily consist of municipal debt securities, corporate debt securities, asset-backed securities, and U.S. agency debentures. Our investments consist of highly rated investment grade debt securities which are rated A- or higher by nationally recognized statistical rating organizations. We obtain our inputs from quoted market prices and independent pricing vendors.

•
Level 3 inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. We have no Level 3 assets or liabilities.

The carrying value of our accounts receivable and accounts payable approximates fair value due to their short-term nature. We also hold certain restricted investments, which collateralize workers' compensation programs and are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets.
The following tables present the fair value and hierarchy for our financial assets (in millions):

	March 28, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$128.8	$128.8	$128.8	$—	$—
Marketable securities classified as available-for-sale (2)	36.3	36.3	—	36.3	—
Restricted cash and cash equivalents (1)	62.0	62.0	62.0	—	—
Other restricted assets (3)	7.4	7.4	7.4	—	—
Restricted investments classified as held-to-maturity (4)	82.0	82.5	—	82.5	—

	December 27, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$122.0	$122.0	$122.0	$—	$—
Marketable securities classified as available-for-sale (2)	20.7	20.7	—	20.7
Restricted cash and cash equivalents (1)	57.1	57.1	57.1	—	—
Other restricted assets (3)	10.8	10.8	10.8	—	—
Restricted investments classified as held-to-maturity (4)	86.7	86.9	—	86.9	—

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)
Marketable securities include CDs, VRDNs, corporate debt securities, municipal debt securities, and commercial paper, which are classified as available-for-sale. At March 28, 2014 and December 27, 2013, we had $4.5 million and $6.0 million of CDs with maturities greater than one year, which are classified as Other assets on our Consolidated Balance Sheets. VRDNs with contractual maturities beyond one year are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and believe we have the ability to quickly sell them to the re-marketing agent at par value plus accrued interest in the event we decide to liquidate our investment in a particular VRDN.

(3)	Other restricted assets consist of restricted cash in money market accounts and deferred compensation plan accounts, which are comprised of mutual funds.

(4)
Restricted investments classified as held-to-maturity consist of highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities, asset-backed securities, and U.S. agency debentures.

Page - 7

Notes to Consolidated Financial Statements—(Continued)

NOTE 3.	MARKETABLE SECURITIES

Marketable securities consist of CDs, VRDNs, corporate debt securities, municipal debt securities, and commercial paper, which are classified as available-for-sale.
The following tables present the amortized cost and fair value of our marketable securities, which are carried at fair value (in millions):

	March 28, 2014
	Amortized Cost	Fair Value
Certificates of deposit	$9.5	$9.5
Variable-rate demand notes	1.8	1.8
Commercial paper	5.0	5.0
Municipal debt securities	10.4	10.4
Corporate debt securities	9.6	9.6
	$36.3	$36.3

	December 27, 2013
	Amortized Cost	Fair Value
Certificates of deposit	$10.0	$9.9
Variable-rate demand notes	5.8	5.8
Commercial paper	5.0	5.0
	$20.8	$20.7
Gross unrealized gains and loss were de minimis for the thirteen weeks ended March 28, 2014. We held no marketable securities during the thirteen weeks ended March 29, 2013. Our marketable securities have not resulted in any other-than-temporary impairments for the thirteen weeks ended March 28, 2014.
The amortized cost and fair value by contractual maturity of our marketable securities are as follows (in millions):

	March 28, 2014
	Amortized Cost	Fair Value
Due in one year or less (1)	$31.8	$31.8
Due after one year (2)	4.5	4.5
	$36.3	$36.3

(1)
Amounts due in one year or less include CDs, corporate debt securities, municipal debt securities, commercial paper, and a VRDN. As of March 28, 2014, the VRDN had a contractual maturity date greater than 18 years. Although this security is issued as long-term, it is priced and traded as short-term because of the high liquidity provided through the tender feature. It is not our intent to hold to maturity.

(2)	Amounts due after one year include CDs with maturities within two years and are recorded in Other assets on the Consolidated Balance Sheets.

NOTE 4:	RESTRICTED CASH AND INVESTMENTS
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents, and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities, asset-backed securities, and U.S. agency debentures. The majority of our collateral obligations are held in a trust ("Trust") at the Bank of New York Mellon. Our investments have not resulted in any other-than-temporary impairments.

Page - 8

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of restricted cash and investments (in millions):

	March 28, 2014	December 27, 2013
Cash collateral held by insurance carriers	$23.0	$23.7
Cash and cash equivalents held in Trust (1)	37.1	31.5
Investments held in Trust	81.9	86.7
Cash collateral backing letters of credit	1.9	1.9
Other (2)	7.5	10.8
Total restricted cash and investments	$151.4	$154.6

(1)	Included in this amount is $0.8 million of accrued interest at March 28, 2014 and December 27, 2013.

(2)	Consists of restricted cash in money market accounts and deferred compensation plan accounts, which are comprised of mutual funds.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in millions):

	March 28, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$50.2	$0.8	$(0.3)	$50.7
Corporate debt securities	19.6	0.2	(0.2)	19.6
Asset-backed securities	12.1	0.2	—	12.3
	$81.9	$1.2	$(0.5)	$82.6

	December 27, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$54.1	$0.7	$(0.4)	$54.4
Corporate debt securities	19.7	0.2	(0.3)	19.6
Asset-backed securities	12.9	0.1	(0.1)	12.9
	$86.7	$1.0	$(0.8)	$86.9
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in millions):

	March 28, 2014
	Amortized Cost	Fair Value
Due in one year or less	$10.9	$10.9
Due after one year through five years	41.2	41.9
Due after five years through ten years	29.8	29.8
	$81.9	$82.6
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty.

Page - 9

Notes to Consolidated Financial Statements—(Continued)

NOTE 5:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in millions):

	March 28, 2014	December 27, 2013
Buildings and land	$27.2	$27.0
Computers and software	101.3	101.9
Furniture and equipment	10.4	10.4
Construction in progress	3.4	2.9
	142.3	142.2
Less accumulated depreciation and amortization	(89.0)	(87.7)
	$53.3	$54.5
Capitalized software costs, net of accumulated amortization, were $28.4 million and $30.6 million as of March 28, 2014 and December 27, 2013, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally developed software.
Depreciation expense of property and equipment totaled $3.7 million and $4.1 million for the thirteen weeks ended March 28, 2014 and March 29, 2013, respectively.

NOTE 6:	INTANGIBLE ASSETS

The following table presents our purchased finite-lived intangible assets (in millions):

	March 28, 2014			December 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships	$35.9	$(15.0)	$20.9	$35.9	$(13.9)	$22.0
Trade name/trademarks	5.2	(3.1)	2.1	5.2	(2.7)	2.5
Non-compete agreements	1.8	(0.5)	1.3	1.8	(0.5)	1.3
Total finite-lived intangible assets	$42.9	$(18.6)	$24.3	$42.9	$(17.1)	$25.8

(1)	Excludes assets that are fully amortized.
Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization of our finite-lived intangible assets was $1.5 million and $1.0 million for the thirteen weeks ended March 28, 2014 and March 29, 2013, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of March 28, 2014 (in millions):

Remainder of 2014	$4.3
2015	5.1
2016	4.6
2017	2.6
2018	2.1
Thereafter	5.6
Total future amortization	$24.3
We also held indefinite lived trade name/trademarks of $5.7 million as of March 28, 2014 and December 27, 2013.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

NOTE 7:	WORKERS’ COMPENSATION INSURANCE AND RESERVES
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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average rate was 2.1% at March 28, 2014.
The table below presents a reconciliation of the undiscounted workers’ compensation claims reserve to the discounted workers' compensation reserve for the periods presented as follows (in millions):

	March 28, 2014	December 27, 2013
Undiscounted workers’ compensation reserve	$234.4	$234.4
Less discount on workers' compensation reserve	19.3	19.6
Workers' compensation reserve, net of discount	215.1	214.8
Less current portion	48.8	49.9
Long-term portion	$166.3	$164.9
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 28, 2014, the weighted average rate was 3.9%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15.6 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $33.9 million and $34.1 million as of March 28, 2014 and December 27, 2013, respectively.
Certain workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $4.9 million and $5.7 million against all receivables from Troubled Insurance Companies for the excess claims that have primarily been rejected by the state guaranty as of March 28, 2014 and December 27, 2013, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, were $29.0 million and $28.4 million as of March 28, 2014 and December 27, 2013, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
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

Page - 11

Notes to Consolidated Financial Statements—(Continued)

Workers’ compensation expense of $15.9 million and $13.1 million was recorded in Cost of services for the thirteen weeks ended March 28, 2014 and March 29, 2013, respectively. Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses.

NOTE 8:	COMMITMENTS AND CONTINGENCIES
Revolving credit facility
We have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires in September 2016.
The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building. The liquidation value is not to exceed $15.0 million, and is reduced quarterly by $0.4 million. As of March 28, 2014, the Tacoma headquarters office building liquidation value totaled $11.6 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves, if deemed applicable. At March 28, 2014, $80.0 million was available under the Revolving Credit Facility, and $6.0 million was utilized by outstanding standby letters of credit, leaving $74.0 million available for additional borrowings. The letters of credit collateralize a portion of our workers' compensation obligation.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12.0 million. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash, cash equivalents, and certain marketable securities held in accounts subject to a control agreement benefiting the lenders. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. The amount we were entitled to borrow at March 28, 2014 was $74.0 million and the amount of cash, cash equivalents and certain marketable securities under control agreements was $149.2 million for a total of $223.2 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
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
Term Loan Agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (the “Loan”) with Synovus Bank in the principal amount of $34.0 million. The Loan has a five year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of fifteen years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Loan by five consecutive one-year extensions. At March 28, 2014, the interest rate for the term loan was 1.7%.
At March 28, 2014, the remaining balance of the Loan was $31.4 million, of which, $2.3 million is short-term and is included in Other current liabilities on our Consolidated Balance Sheets. The long term portion of $29.1 million is reported as Note payable on our Consolidated Balance Sheets. The loan has variable rate interest and approximates fair value as of March 28, 2014.
Our obligations under the Loan may be accelerated upon the occurrence of an event of default under the Loan, which includes customary events of default, as well as cross-defaults related to indebtedness under our Revolving Credit Facility, and other Loan specific defaults. The Loan contains customary negative covenants applicable to the Company and its subsidiaries such as

Page - 12

Notes to Consolidated Financial Statements—(Continued)

indebtedness, certain dispositions of property, the imposition of restrictions on payments under the Loan, and other Loan specific covenants. We are currently in compliance with all covenants related to the Loan.
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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in millions):

	March 28, 2014	December 27, 2013
Cash collateral held by insurance carriers	$23.0	$23.7
Cash and cash equivalents held in Trust (1)	37.1	31.5
Investments held in Trust	81.9	86.7
Letters of credit (2)	7.8	7.9
Surety bonds (3)	15.7	16.1
Total collateral commitments	$165.5	$165.9

(1)	Included in this amount is $0.8 million of accrued interest at March 28, 2014 and December 27, 2013, respectively.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit at March 28, 2014 and December 27, 2013.

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

NOTE 9:STOCK-BASED COMPENSATION
We record stock-based compensation expense for restricted and unrestricted stock awards, performance share units, stock options, and shares purchased under an employee stock purchase plan.
Stock-based compensation expense was as follows (in millions):

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Restricted and unrestricted stock and performance share units	$2.7	$2.8
Stock options	0.1	—
Employee stock purchase plan	0.1	0.1
Total stock-based compensation	$2.9	$2.9
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

Page - 13

Notes to Consolidated Financial Statements—(Continued)

Performance share units have been granted to executive officers and certain key employees. Vesting of the performance share units is contingent upon the achievement of revenue and/or profitability growth goals at the end of each three year performance period. Each performance share unit is equivalent to one share of common stock. Compensation expense is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period for the performance share units which are expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.
Restricted and unrestricted stock and performance share units activity for the thirteen weeks ended March 28, 2014 was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,544	$16.66
Granted	350	$25.20
Vested	(357)	$17.77
Forfeited	(11)	$17.81
Non-vested at the end of the period	1,526	$18.25
As of March 28, 2014, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $11.1 million, of which $9.8 million is estimated to be recognized over a weighted average period of 1.86 years through 2017. As of March 28, 2014, total unrecognized stock-based compensation expense related to performance share units, assuming achievement of maximum financial goals, was approximately $11.1 million, of which $4.6 million is currently estimated to be recognized over a weighted average period of 2.07 years through 2016.
Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven to ten years from the date of grant.
Stock option activity for the thirteen weeks ended March 28, 2014 was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding, December 27, 2013	74	$14.99
Granted	7	$25.26
Exercised	(17)	$15.17
Expired/Forfeited	(1)	$18.98
Outstanding, March 28, 2014	63	$15.95	2.14	$0.8
Exercisable, March 28, 2014	63	$15.95	2.14	$0.8

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

There were no stock options granted during fiscal 2013. A summary of the weighted average assumptions and results for stock options granted during the thirteen weeks ended March 28, 2014 is as follows:

Page - 14

Notes to Consolidated Financial Statements—(Continued)

March 28, 2014
Expected life (in years)	3.72
Expected volatility	42.8%
Risk-free interest rate	0.7%
Expected dividend yield	—%
Weighted average fair value of options granted during the period	$8.31
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
During the thirteen weeks ended March 28, 2014 and March 29, 2013, participants purchased 17,000 and 24,000 shares from the plan, respectively, for cash proceeds of $0.3 million for each period.

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
Our effective tax rate on earnings for the thirteen weeks ended March 28, 2014, was 40.0% compared to 83.4% on losses, for the same period in 2013. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 40.0%, results from state income taxes, certain non-deductible expenses, and the Work Opportunity Tax Credit ("WOTC") earned in 2014 for prior year hires.
The effective tax rate of 83.4% on losses for the thirteen weeks ended March 29, 2013, was due primarily to the retroactive restoration of the WOTC. The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013. The Act retroactively restored the WOTC. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, a benefit of approximately $3.2 million, was recognized as of March 29, 2013. This tax credit benefit increased our effective tax rate on losses for the thirteen weeks ended March 29, 2013 from our expected 2013 rate of 34.2% to 83.4%.
As of March 28, 2014 and December 27, 2013, we had unrecognized tax benefits of $2.0 million recorded in accordance with current accounting guidance on uncertain tax positions.
NOTE 11:DEFINED CONTRIBUTION PLANS

We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the nonqualified plan was $7.3 million and $6.6 million as of March 28, 2014 and December 27, 2013, respectively. The current and non-current portion of the deferred compensation liability is included in Other current liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheets, and is largely offset by restricted investments recorded in Restricted cash and investments on the Consolidated Balance Sheets.

Page - 15

Notes to Consolidated Financial Statements—(Continued)

NOTE 12.	NET INCOME (LOSS) PER SHARE
Adjusted net income (loss) and diluted common shares were calculated as follows (in millions, except per share amounts):

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Net income (loss)	$1.7	$(1.1)

Weighted average number of common shares used in basic net income (loss) per common share	40.6	39.8
Dilutive effect of outstanding stock options and non-vested restricted stock	0.3	—
Weighted average number of common shares used in diluted net income (loss) per common share	40.9	39.8
Net income (loss) per common share:
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)

Anti-dilutive shares	—	0.3
Basic net income (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding options, non-vested restricted stock, and performance share units, except where their inclusion would be anti-dilutive.
Our anti-dilutive shares were de minimis for the thirteen weeks ended March 28, 2014 and 0.3 million for the thirteen weeks ended March 29, 2013. Anti-dilutive shares include unvested restricted stock, performance share units and in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented. Anti-dilutive shares associated with our stock options relate to those stock options with an exercise price higher than the average market value of our stock during the periods presented. Potentially dilutive common shares are anti-dilutive in a period when a net loss is reported. Therefore, they are not included in the diluted net loss per share amount for the thirteen weeks ended March 29, 2013.

NOTE 13.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income is reflected as a net increase to shareholders’ equity.
Changes in the balances of each component of accumulated other comprehensive income during the thirteen weeks ended March 28, 2014 and March 29, 2013 were as follows (in millions):

	Foreign currency translation adjustment	Unrealized loss on marketable securities (1)	Total other comprehensive income (loss), net of tax
Balance as of December 27, 2013	$2.1	$(0.1)	$2.0
Current-period other comprehensive loss (2)	(0.2)	—	(0.2)
Balance as of March 28, 2014	$1.9	$(0.1)	$1.8

Balance as of December 28, 2012	$2.8	$—	$2.8
Current-period other comprehensive loss (2)	(0.3)	—	(0.3)
Balance as of March 29, 2013	$2.5	$—	$2.5

(1)
Consists of deferred compensation plan accounts, which includes mutual funds and available-for-sale securities. Available-for-sale securities which gave rise to losses are limited to our investments in selected certificates of deposit.

(2)	The tax impact of the components of other comprehensive loss was immaterial.

Page - 16

Notes to Consolidated Financial Statements—(Continued)

NOTE 14:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in millions):

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Cash paid during the period for:
Interest	$0.3	$0.2
Income taxes	$0.9	$0.2
As of March 28, 2014 and March 29, 2013, we had acquired $0.9 million and $0.8 million, respectively, of property, plant and equipment on account that was not yet paid. These are considered non-cash investing items.

NOTE 15:	SUBSEQUENT EVENTS
We evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued, and noted no other events that were subject to recognition or disclosure.

Page - 17

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note About Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Actual events or results may differ materially.These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We describe risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements in “Risk Factors” (Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3), and “Management’s Discussion and Analysis” (Part I, Item 2). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of TrueBlue. Our MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 27, 2013 and our financial statements and accompanying Notes to Financial Statements in this Form 10-Q. The MD&A is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect future results. Our MD&A is presented in the following sections:

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commitments

•	Summary of Critical Accounting Estimates

•	New Accounting Standards
TrueBlue is a leading provider of temporary blue-collar staffing and helps over 130,000 businesses be more productive through easy access to dependable temporary labor. We provide specialized blue-collar staffing solutions to industries that include construction, manufacturing, transportation, aviation, waste, hospitality, retail, renewable energy, and more. We connect approximately 375,000 people to work annually through our 737 branches, customer on-site locations generally dedicated to one customer, and national service centers across the United States, Canada, and Puerto Rico.
Revenue grew to $396.1 million for the thirteen weeks ended March 28, 2014, a 14.3% increase compared to the same period in the prior year. The increase was primarily due to revenue generated from the acquisitions of MDT Personnel, LLC ("MDT") and The Work Connection, Inc. ("TWC") in the prior year. Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general-labor staffing provider in the United States. Effective October 1, 2013, we acquired substantially all of the assets and assumed certain liabilities of TWC, a light industrial staffing provider. The acquisitions were fully integrated in the prior year. In addition to revenue growth from acquisitions, we experienced continued organic revenue growth across most geographies and industries we serve. However, the demand for our services was diminished by severe weather conditions, which slowed economic activity. We experienced some return to normal activity levels in March.
Gross profit as a percentage of revenue for the thirteen weeks ended March 28, 2014 was 25.1%, an increase of 0.1% compared to the same period in 2013. The increase is due to two largely offsetting factors. The impact of the acquisition of MDT and TWC, which carried lower gross margins in comparison with our blended company average, was offset by the favorable impact from disciplined management of bill rates.
Selling, general, and administrative expenses as a percentage of revenue decreased to 23.2% for the thirteen weeks ended March 28, 2014 as compared to 25.5% for the same period in 2013. This decrease is partly due to the non-recurring costs of $4.2 million of

Page - 18

MDT acquisition and integration-related activities incurred during the thirteen weeks ended March 29, 2013. In addition we delivered strong operating leverage this quarter. This improvement was the result of leveraging growing organic revenue across the largely fixed cost structure in our business and continued success in our efforts to control costs and operate more efficiently. We’re using new technology and innovative approaches to better serve our customers and enable branch consolidation and centralization which increases our operating efficiency. We consolidated 20 branches during this quarter and expect to consolidate another 40 over the remainder of the year.
Net income grew to $1.7 million, or $0.04 per diluted share, for the thirteen weeks ended March 28, 2014, compared to a net loss of $(1.1) million, or $(0.03) per diluted share, for the same period in 2013.

The comparability of net income for the thirteen weeks ended March 28, 2014 to the net loss for the same period in 2013 was impacted by the The American Taxpayer Relief Act of 2012 ("the Act") signed into law on January 2, 2013 in the prior year. The Act retroactively restored the Work Opportunity Tax Credit ("WOTC") for 2012 and extended the benefit through 2013. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, a benefit of approximately $3.2 million, was recognized as of March 29, 2013. The quarter ended March 29, 2013 also included the benefit of 2013 Work Opportunity Tax Credits generated during that quarter. Work Opportunity Tax Credits have not yet been extended by congress for 2014.
We believe we are in a strong financial position to fund working capital needs for planned 2014 growth and expansion opportunities. We had cash, cash equivalents, and highly liquid marketable securities of $165.1 million at March 28, 2014. As of March 28, 2014, the maximum $80.0 million was available under the Revolving Credit Facility and $6.0 million of letters of credit had been issued against the facility, leaving an unused portion of $74.0 million.
RESULTS OF OPERATIONS
The following table presents selected financial data (in millions, except percentages and per share amounts):

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Revenue from services	$396.1	$346.5
Total revenue growth %	14.3%	11.3%

Gross profit	$99.6	$86.6
Gross profit as a % of revenue	25.1%	25.0%

Selling, general and administrative expenses	$92.0	$88.4
Selling, general and administrative expenses as a % of revenue	23.2%	25.5%

Income (loss) from operations	$2.4	$(7.0)
Income (loss) from operations as a % of revenue	0.6%	(2.0)%

Net income (loss)	$1.7	$(1.1)
Net income (loss) per diluted share	$0.04	$(0.03)
Revenue
Revenue from services was as follows (in millions, except percentages):

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Revenue from services	$396.1	$346.5
Total revenue growth %	14.3%	11.3%

Page - 19

Revenue grew to $396.1 million for the thirteen weeks ended March 28, 2014, a 14.3% increase compared to the same period in the prior year. The increase was primarily due to revenue generated from the acquisitions of MDT Personnel, LLC ("MDT") and The Work Connection, Inc. ("TWC") in the prior year. Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general-labor staffing provider in the United States. Effective October 1, 2013, we acquired substantially all of the assets and assumed certain liabilities of TWC, a light industrial staffing provider. The acquisitions were fully integrated in the prior year. In addition to revenue growth from acquisitions, we experienced continued organic revenue growth across most geographies and industries we serve. However, demand for our services was diminished by severe weather conditions, which slowed economic activity. We experienced some return to normal activity levels in March.
We continue to see success with our focus on generating organic growth by making it easier for our customers to access reliable workers and for our workers to access work opportunities. We improve the productivity of our customers with temporary staffing solutions, which are specialized and tailored to their needs. Our employees across all our service lines are working together to find the specialized solutions our customers need and get people on the job. We have made substantial investments in technology solutions that improve both the customer and worker experience as well as our business efficiency.
Gross profit
Gross profit was as follows (in millions, except percentages):

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Gross profit	$99.6	$86.6
Percentage of revenue	25.1%	25.0%
Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation costs, and reimbursable costs. Gross profit as a percentage of revenue for the thirteen weeks ended March 28, 2014 of 25.1% increased by 0.1% compared to the prior year. The increase is primarily due to the favorable impact from disciplined pricing and revenue mix, largely offset by the acquisition of MDT and TWC, which carried lower gross margins in comparison with our blended company average.
Workers’ compensation expense as a percentage of revenue remained relatively constant at 4.0% for the thirteen weeks ended March 28, 2014 compared to 3.8% the prior year.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were as follows (in millions, except percentages):

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Selling, general and administrative expenses	$92.0	$88.4
Percentage of revenue	23.2%	25.5%
SG&A as a percentage of revenue decreased to 23.2% for the thirteen weeks ended March 28, 2014 as compared to 25.5% for the same period in prior year. This decrease is partially due to the non-recurring acquisition and integration costs of $4.2 million reflected in our prior year results. Excluding the non-recurring acquisition and integration costs, SG&A as a percentage of revenue was 24.3% for the first quarter of the prior year as compared to 23.2% for the comparable quarter of the current year. This improvement was the result of leveraging our growing organic revenue across the largely fixed cost structure in our business and continued success in our efforts to control costs and operate more efficiently. We’re using new technology and innovative approaches to better serve our customers and enable branch consolidation and centralization which increase our operating efficiency. We consolidated 20 branches during this quarter.

SG&A spending increased due to variable costs associated with acquired MDT, TWC, organic revenue growth, and costs related to strategic initiatives.

Page - 20

Depreciation and amortization
Depreciation and amortization were as follows (in millions, except percentages):

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Depreciation and amortization	$5.2	$5.2
Percentage of revenue	1.3%	1.5%
Depreciation and amortization expense for the thirteen weeks ended March 28, 2014 remained constant as compared to the same period in 2013 at $5.2 million. We continue to make significant investments in capital projects that are designed to further improve our efficiency and effectiveness in recruiting and retaining our temporary workers, as well as attracting and retaining our customers.
Income taxes
The income tax expense (benefit) and the effective income tax rate were as follows (in millions, except percentages):

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Income tax expense (benefit)	$1.1	$(5.4)
Effective income tax rate	40.0%	83.4%

Our effective tax rate on earnings for the thirteen weeks ended March 28, 2014 was 40.0% compared to 83.4% on losses, for the same period in 2013. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 40.0% results from state income taxes, certain non-deductible expenses, and the Work Opportunity Tax Credit ("WOTC") earned in 2014 for prior year hires. WOTC expired in 2013 and has not yet been renewed by Congress for 2014.

The effective tax rate of 83.4% on losses, for the thirteen weeks ended March 29, 2013, is due primarily to the retroactive restoration of the WOTC. The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013. The Act retroactively restored the WOTC. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, a benefit of approximately $3.2 million, was recognized as of March 29, 2013. This tax credit benefit increased our effective tax rate on losses for the thirteen weeks ended March 29, 2013 from our expected 2013 rate of 34.2% to 83.4%.

As of March 28, 2014 and March 29, 2013, we had unrecognized tax benefits of $2.0 million recorded in accordance with current accounting guidance on uncertain tax positions.

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

Results of Operations Future Outlook
The following highlights represent our expectations regarding operating trends for the remainder of fiscal year 2014. These expectations are subject to revision as our business changes with the overall economy:

•
Our top priority is to produce strong organic revenue and gross profit growth and leverage our cost structure to generate increasing operating income as a percentage of revenue. We will continue to invest in our specialized sales, recruiting, and customer service programs, which we believe will enhance our ability to capitalize on further revenue growth and customer retention.

Page - 21

•
Through our disciplined management practices we have passed through higher statutory costs, including minimum wages and unemployment taxes, in the form of higher bill rates to our customers. We expect minimum wages, the Affordable Care Act and other statutory costs to increase in the future. Our customers generally experience these same cost increases in their business, which improves our ability to pass through these higher costs in our bill rates. Our ability to increase our bill rates for increased workers’ compensation cost can be challenging to the degree the higher cost relates to our own performance.  We actively manage workers’ compensation expense through safety of our temporary workers with our safety programs and actively control costs with our network of service providers. These actions have had a positive impact of reducing current and estimated future payouts as well as creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers' compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our service providers.

•
We will continue to pursue other opportunities to grow our share of the blue-collar staffing market through acquisitions and to enhance TrueBlue's national position as a leading provider of dependable blue-collar staffing. Acquisitions are a key element of our growth strategy. We expect to leverage our cost structure by merging the acquired operations with ours and generating synergies. We have been successful at acquiring and integrating companies and believe we have a strong business competence to continue to do so.

•
As the economy grows, we will continue to evaluate opportunities to expand our market presence. Where possible, we plan to expand the presence of our service lines by sharing existing locations to achieve cost synergies.

•
We’re using new technology and innovative approaches to better serve our customers and enable branch consolidation and centralization which increases our operating efficiency. During 2014 we expect to deploy technology which will significantly enhance our recruiting. When combined with the mobile dispatch technology deployed during 2013, we expect to drive further productivity gains by increasing the number and quality of our applicant pool as well as the number and speed with which jobs are filled. Our ability to reach a wide range of applicants is expanding our geographic reach and enabling branch consolidation and centralization which will increase our operating efficiency. We consolidated 20 branches during this quarter and expect to consolidate another 40 over the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES
As of March 28, 2014, our cash, cash equivalents, and marketable securities totaled $165.1 million compared to $142.7 million as of December 27, 2013, an increase of $22.4 million. This increase in cash, cash equivalents, and marketable securities was primarily driven by cash generated from operations of $23.5 million.
We have investments in various securities, including money market funds, certificates of deposit ("CDs"), variable-rate demand notes (“VRDNs”), municipal and corporate debt securities, and commercial paper, all of which are highly liquid and available to fund operations, strategic growth opportunities, and share buy backs.
The following discussion highlights our cash flow activities for the thirteen weeks ended March 28, 2014.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in millions):

Page - 22

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Net income (loss)	$1.7	$(1.1)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5.2	5.2
Provision for doubtful accounts	3.5	1.7
Stock-based compensation	2.9	2.9
Deferred income taxes	(1.4)	(3.6)
Other operating activities	(0.4)	0.2
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	9.9	5.0
Income taxes	3.6	(2.1)
Accounts payable and other accrued expenses	(2.0)	(2.9)
Workers' compensation claims reserve	0.3	0.5
Other assets and liabilities	0.2	0.3
Net cash provided by operating activities	$23.5	$6.1
Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, timing of collections, seasonal sales patterns, and profit margins.
Net cash provided by operating activities was $23.5 million for the thirteen weeks ended March 28, 2014 as compared to $6.1 million for the same period in 2013.

•	Accounts receivable followed normal seasonal patterns in the first quarter of 2014 by declining from the beginning of the quarter.

•
The provision for doubtful accounts increased for the thirteen weeks ended March 28, 2014, primarily due to revenue growth and an increase in estimated credit losses associated primarily with the construction industry.

•
Generally, our workers' compensation reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the thirteen weeks ended March 28, 2014, our workers' compensation reserve increased as we increased the delivery of temporary labor services, which was partially offset by claim payments.

•
Income taxes receivable increased during the first quarter of 2013. The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013. The Act retroactively restored the Work Opportunity Tax Credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, a benefit of approximately $3.2 million, was recognized as of March 29, 2013. The Work Opportunity Tax Credit was not renewed for 2014.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in millions):

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Capital expenditures	$(2.1)	$(4.0)
Acquisition of business, net of cash acquired	—	(53.2)
Purchases of marketable securities	(25.1)	—
Sales and maturities of marketable securities	9.5	—
Change in restricted cash and cash equivalents	(1.5)	(4.5)
Purchase of restricted investments	—	(1.4)
Maturities of restricted investments	4.2	4.1
Net cash used in investing activities	$(15.0)	$(59.0)

Page - 23

•
We made no acquisitions in the current quarter ended March 28, 2014. In the prior year, cash flows used in investing activities increased primarily due to the MDT acquisition for $53.4 million in cash, effective February 4, 2013.

•
Marketable securities consist of CDs, VRDNs, corporate debt securities, municipal debt securities, and commercial paper, which are classified as available-for-sale. VRDNs are long-term municipal and corporate securities with an interest rate that is reset frequently. The VRDN currently in our portfolio is backed by a bank Letter of Credit. It may be tendered at any time with a typical settlement date of less than one week. We had no investments in marketable securities in the first quarter of the prior year.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. When combining the change in restricted cash and cash equivalents with purchases of restricted investments net of maturities of restricted investments, restricted cash and investments increased by $2.7 million for the thirteen weeks ended March 28, 2014. This increase is primarily due to an increase in the collateral requirements by our workers' compensation insurance providers related to growth in operations, which was partially offset by claim payments.

•
Capital spending decreased as we completed a major investment in our new mobile dispatch technology during mid 2013. Capital spending in the current year includes investments in technology to improve our sourcing and recruitment of workers.

Cash flows from financing activities
Our cash flows from financing activities were as follows (in millions):

	Thirteen weeks ended
	March 28, 2014	March 29, 2013
Net proceeds from stock option exercises and employee stock purchase plans	$0.6	$2.3
Common stock repurchases for taxes upon vesting of restricted stock	(2.5)	(2.0)
Proceeds from note payable	—	34.0
Payments on debt and other liabilities	(0.6)	(0.4)
Other	1.0	0.4
Net cash provided by (used in) financing activities	$(1.5)	$34.3
In the prior year, the change in cash provided by financing activities was mainly due to proceeds from our Term Loan Agreement with Synovus Bank of $34.0 million in connection with our acquisition of MDT in February 2013.
Future outlook
Our cash-generating capability provides us with substantial financial flexibility in meeting our operating and investing needs. We believe we are in a strong financial position to fund working capital needs for planned growth. The strength of our current financial position is highlighted as follows:

•	We had cash, cash equivalents, and highly liquid marketable securities of $165.1 million at March 28, 2014.

•
Our borrowing availability under our credit facility is principally based on accounts receivable and the value of our corporate building. We have $74.0 million of borrowing available under our credit facility as of March 28, 2014. We believe the credit facility provides adequate borrowing availability.

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

Page - 24

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building. The liquidation value is not to exceed $15.0 million, and is reduced quarterly by $0.4 million. As of March 28, 2014, the Tacoma headquarters office building liquidation value totaled $11.6 million. This borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves, if deemed applicable. As of March 28, 2014, the maximum $80.0 million was available and letters of credit in the amount of $6.0 million had been issued against the facility, leaving an unused portion of $74.0 million. The letters of credit collateralize a portion of our workers' compensation obligation.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12.0 million. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash, cash equivalents and certain marketable securities held in accounts subject to a control agreement benefiting the lenders. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. The amount we were entitled to borrow at March 28, 2014 was $74.0 million and the amount of cash, cash equivalents and certain marketable securities under control agreements was $149.2 million for a total of $223.2 million of liquidity, which is well in excess of the minimum liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
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
Restricted Cash and Investments
We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At March 28, 2014, we had restricted cash and investments totaling approximately $151.4 million.
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

Page - 25

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
Our total collateral commitments were made up of the following components (in millions):

	March 28, 2014	December 27, 2013
Cash collateral held by insurance carriers	$23.0	$23.7
Cash and cash equivalents held in Trust (1)	37.1	31.5
Investments held in Trust	81.9	86.7
Letters of credit (2)	7.8	7.9
Surety bonds (3)	15.7	16.1
Total collateral commitments	$165.5	$165.9

(1)	Included in this amount is $0.8 million of accrued interest at March 28, 2014 and December 27, 2013.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit as of March 28, 2014 and December 27, 2013.

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

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in millions):

	March 28, 2014	December 27, 2013
Total workers’ compensation reserve	$215.1	$214.8
Add back discount on workers' compensation reserve (1)	19.3	19.6
Less excess claims reserve (2)	(33.9)	(34.1)
Reimbursable payments to insurance provider (3)	7.0	9.5
Less portion of workers' compensation not requiring collateral (4)	(42.0)	(43.9)
Total collateral commitments	$165.5	$165.9

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

Page - 26

Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $215.1 million at March 28, 2014.
Our workers' compensation reserve for deductible and self-insured claims is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Reserves are estimated for claims incurred in the current year, as well as claims incurred during prior years. Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:

•	Changes in medical and time loss (“indemnity”) costs;

•	Mix changes between medical only and indemnity claims;

•	Regulatory and legislative developments impacting benefits and settlement requirements;

•	Type and location of work performed;

•	The impact of safety initiatives; and

•	Positive or adverse development of claims.
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At March 28, 2014, the weighted average rate was 2.1%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 28, 2014, the weighted average rate was 3.9%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15.6 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $33.9 million and $34.1 million as of March 28, 2014 and December 27, 2013, respectively.
Certain workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes during the period covered by this quarterly report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2013.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2013.
NEW ACCOUNTING STANDARDS
See Note 1, Accounting Principles and Practices, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Page - 27

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part 1, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2013.

Item 4.	CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 28, 2014, our disclosure controls and procedures are effective.
During the fiscal quarter ended March 28, 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 28

PART II.

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
The demand for our blue-collar staffing services is highly dependent upon the state of the economy and upon the staffing needs of our customers. As economic activity slows, companies tend to reduce their use of temporary employees before terminating their permanent employees. Significant declines in demand and corresponding revenues can result in expense de-leveraging, which would result in lower profit levels. Any variation in the economic condition or unemployment levels of the United States, Puerto Rico, or Canada or in the economic condition of any region or specific industry in which we have a significant presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have adverse impacts on our customers' ability to pay us for services we have already provided.
Our business is subject to extensive government regulation that could materially harm our business.
Our business is subject to extensive regulation. The cost to comply, and any inability to comply, with government regulation could materially harm our business. Our business entails employing individuals on a temporary basis and placing such individuals in customers' workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) include various health care and insurance-related provisions to take effect through 2015, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the ACA does not mandate that employers offer health insurance, beginning in 2015 tax penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.
We may incur employment related and other claims that could materially harm our business.
We employ individuals on a temporary basis and place them in our customers' workplaces. We have minimal control over our customers' workplace environments. As the employer of record of our temporary workers, we incur a risk of liability for various workplace events, including claims for personal injury, wage and hour violations, discrimination, harassment, and other liabilities arising from the actions of our customers and temporary workers. In addition, some or all of these claims may give rise to litigation including class action litigation. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
We maintain insurance with respect to certain of such claims. We cannot be certain that our insurance will be available, or if available, in sufficient amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable

Page - 29

terms, or at all, or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.
Significant increases in payroll-related costs could adversely affect our business.
The wage rates we pay to temporary workers are based on many factors, including applicable minimum wage requirements. Increases in the minimum wage in regions across the country, or nationally, will increase our costs. With these wages, we pay a number of government mandated payroll-related costs and expenses, including unemployment insurance taxes. Unemployment insurance taxes paid by employers typically increase during periods of increased levels of unemployment. If we are not able to increase the fees charged to customers to absorb any increased costs related to minimum wages or other payroll-related costs and expenses our results of operations and financial condition could be adversely affected.
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
We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers' compensation program. Unexpected changes in claim trends, including the severity and frequency of claims, changes in state laws regarding benefit levels and allowable claims, actuarial estimates, or medical cost inflation, could result in costs that are significantly different than initially reported. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.
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
Acquisitions and new business initiatives may have an adverse effect on our business.
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

Page - 30

integrating operations, or management's attention may be diverted from our other business. These events could cause material harm to our business, operating results, or financial condition.
If our acquired intangible assets become impaired we may be required to record a significant charge to earnings.
We may not realize all the economic benefit from our acquisitions, which could result in future impairment of acquired intangibles. Under accounting principles generally accepted in the United States we review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which we determine an impairment of our acquired intangible assets [is appropriate / has occurred], negatively impacting our results of operations.
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
Our management information systems may not perform as anticipated and are vulnerable to damage and interruption.
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
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our customers. We believe our competitive advantage is providing unique solutions for each individual customer, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service and administrative personnel. The turnover rate in the staffing industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit, train, and motivate a sufficient number of qualified individuals may delay or affect the speed of our planned growth or strategy change. Delayed expansion, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.
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

Page - 31

tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.
Improper disclosure of, or access to, our confidential and/or proprietary information or our employees' or customers' information could materially harm our business.
Our business involves the use, storage, and transmission of information about employees and customer. Additionally, our temporary workers may have access or exposure to confidential customer information. Failure to protect the integrity and security of such confidential and/or proprietary information, or employees' and customers' information, could expose us to litigation and materially damage our relationship with our employees and our customers. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions. Our failure to adhere to or successfully implement changes in response to the changing regulatory requirements could result in legal liability, additional compliance costs, and damage to our reputation.
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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 28, 2014.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
12/28/13 through 1/24/14	2,146	$26.15	—	$35.2 million
1/25/14 through 2/21/14	59,226	$24.97	—	$35.2 million
2/22/14 through 3/28/14	2,984	$27.13	—	$35.2 million
Total	64,356	$25.11	—

(1)
During the thirteen weeks ended March 28, 2014, we purchased 64,356 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75 million share repurchase program in July 2011 that does not have an expiration date. As of March 28, 2014, $35.2 million remains available for repurchase of our common stock under the current authorization.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibits
18.1	Preferability letter of Independent Registered Public Accounting Firm.

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Page - 33

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	4/28/2014
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	4/28/2014
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	4/28/2014
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Vice President

Page - 34