Form 10-Q
period 2014-06-27
TrueBlue, Inc.
filed 2014-07-28
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 27, 2014
or
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
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 14, 2014, there were 41,512,441 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	June 27, 2014	December 27, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$162,849	$122,003
Marketable securities	4,997	14,745
Accounts receivable, net of allowance for doubtful accounts of $6,865 and $5,710	208,413	199,519
Prepaid expenses, deposits and other current assets	8,696	9,491
Income tax receivable	682	3,060
Deferred income taxes	8,942	7,640
Total current assets	394,579	356,458
Property and equipment, net	53,181	54,473
Restricted cash and investments	145,908	154,558
Deferred income taxes	6,998	4,213
Goodwill	82,239	82,239
Intangible assets, net	28,463	31,505
Other assets, net	35,387	36,015
Total assets	$746,755	$719,461
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$29,247	$29,850
Accrued wages and benefits	44,598	39,094
Current portion of workers' compensation claims reserve	48,951	49,942
Other current liabilities	2,479	2,523
Total current liabilities	125,275	121,409
Workers’ compensation claims reserve, less current portion	165,086	164,887
Note payable, less current portion	28,522	29,656
Other long-term liabilities	11,506	10,149
Total liabilities	330,389	326,101

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,371 and 41,085 shares issued and outstanding	1	1
Accumulated other comprehensive income	2,575	2,033
Retained earnings	413,790	391,326
Total shareholders’ equity	416,366	393,360
Total liabilities and shareholders’ equity	$746,755	$719,461
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue from services	$453,227	$422,310	$849,290	$768,809
Cost of services	333,644	310,437	630,148	570,296
Gross profit	119,583	111,873	219,142	198,513
Selling, general and administrative expenses	96,354	89,339	188,336	177,771
Depreciation and amortization	5,247	5,203	10,408	10,362
Income from operations	17,982	17,331	20,398	10,380
Interest expense	(322)	(336)	(585)	(569)
Interest and other income	772	611	1,379	1,321
Interest and other income, net	450	275	794	752
Income before tax expense (benefit)	18,432	17,606	21,192	11,132
Income tax expense (benefit)	2,350	5,069	3,453	(330)
Net income	$16,082	$12,537	$17,739	$11,462

Net income per common share:
Basic	$0.39	$0.31	$0.44	$0.29
Diluted	$0.39	$0.31	$0.43	$0.28
Weighted average shares outstanding:
Basic	40,739	40,140	40,655	39,962
Diluted	40,969	40,421	40,934	40,248

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$333	$(325)	$89	$(549)
Unrealized gain (loss) on investments, net of tax	406	71	453	(7)
Total other comprehensive income (loss), net of tax	739	(254)	542	(556)
Comprehensive income	$16,821	$12,283	$18,281	$10,906
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six weeks ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Net income	$17,739	$11,462
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,408	10,362
Provision for doubtful accounts	6,286	6,415
Stock-based compensation	4,987	4,594
Deferred income taxes	(4,088)	(2,564)
Other operating activities	(54)	848
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(15,180)	(8,528)
Income taxes	3,647	(143)
Other assets	(66)	341
Accounts payable and other accrued expenses	(566)	(7,496)
Accrued wages and benefits	5,291	7,053
Workers’ compensation claims reserve	(792)	1,583
Other liabilities	1,310	186
Net cash provided by operating activities	28,922	24,113
Cash flows from investing activities:
Capital expenditures	(6,113)	(7,200)
Acquisition of business, net of cash acquired	—	(54,873)
Purchases of marketable securities	(25,057)	(19,915)
Sales and maturities of marketable securities	36,175	—
Change in restricted cash and cash equivalents	19,007	3,709
Purchases of restricted investments	(18,196)	(6,789)
Maturities of restricted investments	7,202	10,871
Net cash provided by (used in) investing activities	13,018	(74,197)
Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	1,349	6,023
Common stock repurchases for taxes upon vesting of restricted stock	(2,665)	(2,182)
Proceeds from note payable	—	34,000
Payments on debt and other liabilities	(1,133)	(1,115)
Other	1,269	478
Net cash provided by (used in) financing activities	(1,180)	37,204
Effect of exchange rates on cash	86	(544)
Net change in cash and cash equivalents	40,846	(13,424)
CASH AND CASH EQUIVALENTS, beginning of period	122,003	129,513
CASH AND CASH EQUIVALENTS, end of period	$162,849	$116,089
See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1:	ACCOUNTING PRINCIPLES AND PRACTICES

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

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2013. The results of operations for the thirteen and twenty-six weeks ended June 27, 2014 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Goodwill and Intangible Assets

We have historically evaluated our goodwill for impairment at the reporting unit level annually as of the last day of our fiscal third quarter or when indications of potential impairment exist. In the first quarter of 2014, we changed the date of our annual assessment of goodwill impairment to the first day of our fiscal second quarter of each year. This is a change in method of applying an accounting principle, which management believes is preferable because it better aligns the timing of the assessment with our planning and forecasting process and alleviates constraints on accounting resources during our annual reporting process. The change in the assessment date does not delay, accelerate, or avoid a potential impairment charge. Due to significant judgments and estimates utilized in our goodwill impairment analysis, management has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of the first day of the second quarter of each prior reporting period without the use of hindsight. As of the first day of our fiscal second quarter of 2014, we performed our annual assessment of goodwill impairment. Based on our assessment, all of our reporting units' fair values were significantly in excess of their carrying values. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. Accordingly, no impairment loss was required to be recognized.

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

Effective December 28, 2013, we early adopted the accounting standard regarding reporting discontinued operations and disposals of components of an entity. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on a company's operations and results of operations should be presented as discontinued operations. The standard amends the requirement for reporting discontinued operations and requires additional disclosures about disposals of individually material components that are not classified as discontinued operations. The standard is effective for fiscal year-ends beginning after December 15, 2014, however early adoption is permitted. The adoption of this standard did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition. This guidance sets forth a five-step revenue recognition model, which supersedes the prior revenue recognition guidance, as well as most industry-specific revenue recognition guidance that previously existed in GAAP. The underlying principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures

Page - 6

and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides two methods of initial adoption; retrospective for all periods presented, or through a cumulative adjustment in the year of adoption. It is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is not permitted. We have not yet determined which method of adoption will be applied and are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

•
Level 2 inputs are valued based upon quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Our Level 2 assets are marketable securities, which may consist of certificates of deposit ("CDs"), variable-rate demand notes ("VRDNs"), commercial paper, and restricted investments, which consist of municipal debt securities, corporate debt securities, asset-backed securities, and U.S. agency debentures. Our investments consist of highly rated investment grade debt securities, which are rated A1/P1 or higher for short-term securities and A- or higher for long-term securities, by nationally recognized statistical rating organizations. We obtain our inputs from quoted market prices and independent pricing vendors.

•
Level 3 inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. We have no Level 3 assets or liabilities.

The carrying value of our accounts receivable, accounts payable and other accrued expenses, and accrued wages and benefits approximates fair value due to their short-term nature. We also hold certain restricted investments, which collateralize workers' compensation programs and are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets.
The following tables present the fair value and hierarchy for our financial assets (in thousands):

	June 27, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$162,849	$162,849	$162,849	$—	$—
Marketable securities classified as available-for-sale (2)	9,496	9,496	—	9,496	—
Restricted cash and cash equivalents (1)	41,445	41,445	41,445	—	—
Other restricted assets (3)	7,889	7,889	7,889	—	—
Restricted investments classified as held-to-maturity	96,574	97,778	—	97,778	—

	December 27, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$122,003	$122,003	$122,003	$—	$—
Marketable securities classified as available-for-sale (2)	20,650	20,650	—	20,650
Restricted cash and cash equivalents (1)	57,085	57,085	57,085	—	—
Other restricted assets (3)	10,795	10,795	10,795	—	—
Restricted investments classified as held-to-maturity	86,678	86,940	—	86,940	—

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)
Marketable securities include CDs, VRDNs, and commercial paper, which are classified as available-for-sale. At June 27, 2014 and December 27, 2013, we had $4.5 million and $6.0 million of CDs with maturities greater than one year, which are classified as Other assets on our Consolidated Balance Sheets. VRDNs with contractual maturities beyond one year are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and believe we have the ability to quickly

Page - 7

Notes to Consolidated Financial Statements—(Continued)

sell them to the re-marketing agent at par value plus accrued interest in the event we decide to liquidate our investment in a particular VRDN.

(3)	Other restricted assets primarily consists of deferred compensation plan accounts, which are comprised of mutual funds.

NOTE 3.	MARKETABLE SECURITIES
The following tables present the amortized cost and fair value of our marketable securities, which are carried at fair value (in thousands):

	June 27, 2014		December 27, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$9,500	$9,496	$10,000	$9,900
Variable-rate demand notes	—	—	5,750	5,750
Commercial paper	—	—	5,000	5,000
	$9,500	$9,496	$20,750	$20,650
Gross unrealized gains and loss were de minimis for the thirteen and twenty-six weeks ended June 27, 2014 and June 28, 2013. Our marketable securities have not resulted in any other-than-temporary impairments for the twenty-six weeks ended June 27, 2014.
The amortized cost and fair value by contractual maturity of our marketable securities are as follows (in thousands):

	June 27, 2014
	Amortized Cost	Fair Value
Due in one year or less (1)	$5,000	$4,997
Due after one year (2)	4,500	4,499
	$9,500	$9,496

(1)	Amounts due in one year or less are comprised of CDs.

(2)	Amounts due after one year are comprised of CDs with maturities within two years and are recorded in Other assets on the Consolidated Balance Sheets.
Subsequent to the issuance of our unaudited consolidated financial statements for the twenty-six weeks ended June 28, 2013, we discovered a classification error. Our VRDNs, in the amount of $19.9 million, were inappropriately reported in Cash and cash equivalents on the unaudited Consolidated Balance Sheets as of June 28, 2013. The classification error resulted in an overstatement of Cash and cash equivalents and understatement of Net cash used in investing activities of $19.9 million in the unaudited Consolidated Statements of Cash Flows for the twenty-six weeks ended June 28, 2013. We do not consider the classification error to be material to the Company’s previously issued unaudited consolidated financial statements. The VRDNs have been properly reclassified from Cash and cash equivalents to Purchases and sales/maturities in investing activities on our unaudited Consolidated Statement of Cash Flows for the twenty-six weeks ended June 28, 2013 in the current presentation for comparative purposes. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statement of Cash Flows, or the Consolidated Statement of Operations and Comprehensive Income for the twenty-six weeks ended June 28, 2013.

The misclassification also resulted in VRDNs being inappropriately reported as Level 1 financial assets in the notes to our unaudited Consolidated Financial Statements. All VRDNs are now properly reported as Level 2 financial assets in the notes to our audited Consolidated Financial Statements. We do not consider the classification error to be material to the Company’s previously issued unaudited consolidated financial statements.

NOTE 4:	RESTRICTED CASH AND INVESTMENTS
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities, asset-backed securities, and U.S. agency debentures. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust"). Our investments have not resulted in any other-than-temporary impairments.

Page - 8

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of restricted cash and investments (in thousands):

	June 27, 2014	December 27, 2013
Cash collateral held by insurance carriers	$22,707	$23,747
Cash and cash equivalents held in Trust (1)	16,874	31,474
Investments held in Trust	96,574	86,678
Cash collateral backing letters of credit	1,864	1,864
Other (2)	7,889	10,795
Total restricted cash and investments	$145,908	$154,558

(1)	Included in this amount is $0.8 million of accrued interest at June 27, 2014 and December 27, 2013, respectively.

(2)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	June 27, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$57,346	$984	$(116)	$58,214
Corporate debt securities	27,855	270	(100)	28,025
Asset-backed securities	11,373	182	(16)	11,539
	$96,574	$1,436	$(232)	$97,778

	December 27, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$54,133	$722	$(398)	$54,457
Corporate debt securities	19,694	180	(294)	19,580
Asset-backed securities	12,851	141	(89)	12,903
	$86,678	$1,043	$(781)	$86,940
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	June 27, 2014
	Amortized Cost	Fair Value
Due in one year or less	$11,188	$11,241
Due after one year through five years	43,548	44,165
Due after five years through ten years	41,838	42,372
	$96,574	$97,778
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty.

Page - 9

Notes to Consolidated Financial Statements—(Continued)

NOTE 5:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in thousands):

	June 27, 2014	December 27, 2013
Buildings and land	$27,441	$27,008
Computers and software	103,075	101,852
Furniture and equipment	10,855	10,444
Construction in progress	3,527	2,869
	144,898	142,173
Less accumulated depreciation and amortization	(91,717)	(87,700)
	$53,181	$54,473
Capitalized software costs, net of accumulated amortization, were $28.0 million and $30.6 million as of June 27, 2014 and December 27, 2013, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally developed software.
Depreciation expense of property and equipment totaled $3.7 million and $4.0 million for the thirteen weeks ended June 27, 2014 and June 28, 2013, respectively. Depreciation expense of property and equipment totaled $7.4 million and $8.2 million for the twenty-six weeks ended June 27, 2014 and June 28, 2013, respectively.

NOTE 6:	INTANGIBLE ASSETS

The following table presents our purchased finite-lived intangible assets (in thousands):

	June 27, 2014			December 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships	$35,940	$(16,064)	$19,876	$35,940	$(13,942)	$21,998
Trade name/trademarks	5,172	(3,448)	1,724	5,172	(2,708)	2,464
Non-compete agreements	1,800	(637)	1,163	1,800	(457)	1,343
Total finite-lived intangible assets	$42,912	$(20,149)	$22,763	$42,912	$(17,107)	$25,805

(1)	Excludes assets that are fully amortized.
Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization of our finite-lived intangible assets was $1.5 million and $1.2 million for the thirteen weeks ended June 27, 2014 and June 28, 2013, respectively. Amortization of our finite-lived intangible assets was $3.0 million and $2.2 million for the twenty-six weeks ended June 27, 2014 and June 28, 2013, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of June 27, 2014 (in thousands):

Remainder of 2014	$2,744
2015	5,077
2016	4,641
2017	2,612
2018	2,081
Thereafter	5,608
Total future amortization	$22,763
We also held indefinite lived trade name/trademarks of $5.7 million as of June 27, 2014 and December 27, 2013.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

NOTE 7:	WORKERS’ COMPENSATION INSURANCE AND RESERVES
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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average rate was 2.0% at June 27, 2014.
The table below presents a reconciliation of the undiscounted workers’ compensation claims reserve to the discounted workers' compensation reserve for the periods presented as follows (in thousands):

	June 27, 2014	December 27, 2013
Undiscounted workers’ compensation reserve	$232,437	$234,453
Less discount on workers' compensation reserve	18,400	19,624
Workers' compensation reserve, net of discount	214,037	214,829
Less current portion	48,951	49,942
Long-term portion	$165,086	$164,887
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 27, 2014, the weighted average rate was 3.9%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15.6 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $34.2 million and $34.1 million as of June 27, 2014 and December 27, 2013, respectively.
Certain workers’ compensation insurance companies (“Troubled Insurance Companies”) with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. These excess claims have been presented to the state guaranty funds of the states in which the claims originated. Some of these excess claims have been rejected by the state guaranty funds due to statutory eligibility limitations. We have recorded a valuation allowance of $4.9 million and $5.7 million against all receivables from Troubled Insurance Companies for the excess claims that have primarily been rejected by the state guaranty as of June 27, 2014 and December 27, 2013, respectively. Total discounted receivables from insurance companies, net of the valuation allowance, were $29.3 million and $28.4 million as of June 27, 2014 and December 27, 2013, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
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

Page - 11

Notes to Consolidated Financial Statements—(Continued)

Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses. Workers’ compensation expense of $17.5 million and $16.6 million was recorded in Cost of services for the thirteen weeks ended June 27, 2014 and June 28, 2013, respectively. Workers’ compensation expense of $33.5 million and $29.7 million was recorded in Cost of services for the twenty-six weeks ended June 27, 2014 and June 28, 2013, respectively.

NOTE 8:	DEBT
Revolving credit facility
As of June 27, 2014, we have a credit agreement with Bank of America, N.A. and Wells Fargo Capital Finance, LLC for a secured revolving credit facility of up to a maximum of $80.0 million (the “Revolving Credit Facility”).
The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 85% of our eligible accounts receivable and the liquidation value of our Tacoma headquarters office building. The liquidation value is not to exceed $15.0 million, and is reduced quarterly by $0.4 million. As of June 27, 2014, the Tacoma headquarters office building liquidation value totaled $11.2 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves, if deemed applicable. At June 27, 2014, $80.0 million was available under the Revolving Credit Facility, and $6.0 million was utilized by outstanding standby letters of credit, leaving $74.0 million available for additional borrowings. The letters of credit collateralize a portion of our workers' compensation obligation.
The Revolving Credit Facility requires that we maintain liquidity in excess of $12.0 million. Liquidity is defined as the amount we are entitled to borrow as advances under the Revolving Credit Facility plus the amount of cash, cash equivalents, and certain marketable securities held in accounts subject to a control agreement benefiting the lenders. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. The amount we were entitled to borrow at June 27, 2014 was $74.0 million and the amount of cash, cash equivalents and certain marketable securities under control agreements was $168.0 million for a total of $242.0 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
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
On June 30, 2014, we entered into a Second Amended and Restated Credit Agreement for a secured revolving credit facility, which replaces the Revolving Credit Facility. See Note 16: Subsequent Events, for further details.
Term Loan Agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (the “Loan”) with Synovus Bank in the principal amount of $34.0 million. The Loan has a five year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Loan by five consecutive one-year extensions. At June 27, 2014, the interest rate for the Loan was 1.65%.
At June 27, 2014, the remaining balance of the Loan was $30.8 million, of which $2.3 million is short-term and is included in Other current liabilities on our Consolidated Balance Sheets. The long-term portion of $28.5 million is reported as Note payable on our Consolidated Balance Sheets. The Loan has variable rate interest and approximates fair value as of June 27, 2014.

Page - 12

Notes to Consolidated Financial Statements—(Continued)

Our obligations under the Loan may be accelerated upon the occurrence of an event of default under the Loan, which includes customary events of default, as well as cross-defaults related to indebtedness under our Revolving Credit Facility and other Loan specific defaults. The Loan contains customary negative covenants applicable to the Company and its subsidiaries such as indebtedness, certain dispositions of property, the imposition of restrictions on payments under the Loan, and other Loan specific covenants. We are currently in compliance with all covenants related to the Loan.

NOTE 9:	COMMITMENTS AND CONTINGENCIES
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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	June 27, 2014	December 27, 2013
Cash collateral held by insurance carriers	$22,707	$23,747
Cash and cash equivalents held in Trust (1)	16,874	31,474
Investments held in Trust	96,574	86,678
Letters of credit (2)	7,824	7,867
Surety bonds (3)	15,829	16,099
Total collateral commitments	$159,808	$165,865

(1)	Included in this amount is $0.8 million of accrued interest at June 27, 2014 and December 27, 2013, respectively.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit at June 27, 2014 and December 27, 2013, respectively.

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
Stock-based compensation expense was as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Restricted and unrestricted stock and performance share units	$1,822	$1,642	$4,771	$4,461
Stock options	—	—	54	—
Employee stock purchase plan	75	72	162	133
Total stock-based compensation	$1,897	$1,714	$4,987	$4,594
Our 2005 Long-Term Equity Incentive Plan, as amended and restated effective May 2013 ("Incentive Plan"), provides for the issuance or delivery of up to 7.95 million shares of our common stock over the full term of the Incentive Plan.

Page - 13

Notes to Consolidated Financial Statements—(Continued)

Restricted and unrestricted stock and performance share units
Under the Incentive Plan, restricted stock is granted to executive officers and key employees and vests annually over three or four years. Unrestricted stock granted to our board of directors vests immediately. Restricted and unrestricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period, net of estimated forfeitures.

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
Restricted and unrestricted stock and performance share units activity for the twenty-six weeks ended June 27, 2014 was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,544	$16.66
Granted	362	$25.27
Vested	(372)	$17.75
Forfeited	(17)	$18.29
Non-vested at the end of the period	1,517	$18.42
As of June 27, 2014, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $10.2 million, of which $9.1 million is estimated to be recognized over a weighted average period of 1.76 years. As of June 27, 2014, total unrecognized stock-based compensation expense related to performance share units, assuming achievement of maximum financial goals, was approximately $10.4 million, of which $3.9 million is estimated to be recognized over a weighted average period of 1.89 years.
Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven to ten years from the date of grant.
Stock option activity for the twenty-six weeks ended June 27, 2014 was as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	74	$14.99
Granted	7	$25.26
Exercised	(42)	$14.98
Expired/Forfeited	(1)	$18.98
Outstanding at end of period	38	$16.67	2.73	$412
Exercisable at end of period	38	$16.67	2.73	$412

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes, and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

There were no stock options granted during the thirteen weeks ended June 27, 2014. A summary of the weighted average assumptions and results for stock options granted during the twenty-six weeks ended June 27, 2014 is as follows:

Page - 14

Notes to Consolidated Financial Statements—(Continued)

June 27, 2014
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
During the twenty-six weeks ended June 27, 2014 and June 28, 2013, participants purchased 30,000 and 40,000 shares from the plan, for cash proceeds of $0.7 million and $0.6 million, respectively.

NOTE 11:DEFINED CONTRIBUTION PLANS

We offer both qualified and nonqualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the nonqualified plan was $8.2 million and $6.6 million as of June 27, 2014 and December 27, 2013, respectively. The current and non-current portion of the deferred compensation liability is included in Other current liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheets, and is largely offset by restricted investments recorded in Restricted cash and investments on the Consolidated Balance Sheets.

NOTE 12:	INCOME TAXES
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, audit developments, changes in law, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Our effective tax rate on earnings for the twenty-six weeks ended June 27, 2014, was 16.3%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 16.3%, results from the Work Opportunity Tax Credit ("WOTC") earned in 2014 for prior year hires. We generated substantially more prior year credits because more veterans with higher credits were certified than expected, our qualified workers worked longer generating more credits than expected, and many states processed a backlog of credit applications with higher than expected certification rates. These factors generated additional WOTC benefits of approximately $5.0 million, which were recognized as of June 27, 2014. This tax credit benefit decreased our effective tax rate on income for the twenty-six weeks ended June 27, 2014 from our expected 2014 rate of 39.9% to 16.3%. All other differences between the statutory federal income tax rate of 35.0% result from state income taxes and certain non-deductible expenses.

The effective tax rate of (3.0)% on income for the twenty-six weeks ended June 28, 2013, was due primarily to the retroactive restoration of the WOTC. The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013. The Act retroactively restored the WOTC. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on our U.S. federal taxes for 2012 was recognized as of June 28, 2013. This tax credit benefit decreased our effective tax rate on income for the twenty-six weeks ended June 28, 2013 from our expected 2013 rate of 34.4% to (3.0)%.

Page - 15

Notes to Consolidated Financial Statements—(Continued)

As of June 27, 2014 and December 27, 2013, we had gross unrecognized tax benefits of $2.0 million recorded in accordance with current accounting guidance on uncertain tax positions.

NOTE 13.	NET INCOME PER SHARE
Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net income	$16,082	$12,537	$17,739	$11,462

Weighted average number of common shares used in basic net income per common share	40,739	40,140	40,655	39,962
Dilutive effect of outstanding stock options and non-vested restricted stock	230	281	279	286
Weighted average number of common shares used in diluted net income per common share	40,969	40,421	40,934	40,248
Net income per common share:
Basic	$0.39	$0.31	$0.44	$0.29
Diluted	$0.39	$0.31	$0.43	$0.28

Anti-dilutive shares	3	3	2	152
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
Anti-dilutive shares include unvested restricted stock, performance share units, and in-the-money options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented. Anti-dilutive shares associated with our stock options relate to those stock options with an exercise price higher than the average market value of our stock during the periods presented.

NOTE 14.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income is reflected as a net increase to shareholders’ equity. Changes in the balance of each component of accumulated other comprehensive income during the twenty-six weeks ended June 27, 2014 were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities (1)	Total other comprehensive income, net of tax
Balance at beginning of period	$2,129	$(96)	$2,033
Current-period other comprehensive income (2)	89	453	542
Balance at end of period	$2,218	$357	$2,575

(1)
Consists of deferred compensation plan accounts, which includes mutual funds and available-for-sale securities. Available-for-sale securities which give rise to gains and losses are limited to our investments in select certificates of deposit.

(2)	The tax impact of the components of other comprehensive income was immaterial.

Page - 16

Notes to Consolidated Financial Statements—(Continued)

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Twenty-six weeks ended
	June 27, 2014	June 28, 2013
Cash paid during the period for:
Interest	$540	$467
Income taxes	$5,820	$2,253
As of June 27, 2014 and June 28, 2013, we had acquired $0.4 million of property, plant and equipment on account that was not yet paid. These are considered non-cash investing items.

NOTE 16:	SUBSEQUENT EVENTS

Acquisition

Effective June 30, 2014, we completed the acquisition of all of the outstanding equity interests of Staffing Solutions Holdings, Inc. (“Seaton”). Seaton provides outsourcing solutions, such as high-volume employee recruitment, managed services provider and strategic outsourced workforce management, primarily through its Staff Management, PeopleScout, and HRX service lines. This acquisition expands the customers we serve and allows us to offer our customers a broader range of specialized solutions to help them better manage their workforce. The purchase price of $310.0 million includes estimated working capital of approximately $50.0 million and is subject to normal working capital adjustments. The purchase price was paid using $187.0 million from our secured revolving credit facility entered into on June 30, 2014 and cash from operations. We are in the process of performing a purchase price allocation for this acquisition.

Second Amended and Restated Credit Agreement

Effective June 30, 2014, we entered into a Second Amended and Restated Credit Agreement for a secured revolving credit facility of $300.0 million with Bank of America, N.A., Wells Fargo Bank, National Association, and PNC Capital Markets LLC (the "Amended Credit Facility") in connection with our acquisition of Seaton. The Amended Credit Facility, which matures June 30, 2019, amends and restates our existing credit facility (as discussed in Note 8: Debt), and replaces the Seaton credit facility.

The maximum amount we can borrow under the Amended Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending limit is $17.4 million, and is reduced quarterly by $0.4 million beginning on October 1, 2014. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves, if deemed applicable.

The Amended Credit Facility requires that we maintain an excess liquidity of $37.5 million. Excess liquidity is an amount equal to the unused borrowing capacity under the Amended Credit Facility plus certain unrestricted cash, cash equivalents, and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement.

Under the terms of the Amended Credit Facility we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50% or the one-month LIBOR rate plus 1.0%. Until October 1, 2014, the applicable spread on LIBOR is 1.75% and the applicable spread on the base rate is 0.75%. As of June 30, 2014, the interest rate was 2.0%.

A fee on unused borrowing capacity of 0.375% when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%, is also applied against the unused portion of the Amended Credit Facility. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Amended Credit Facility are secured by substantially all our domestic personal property and our headquarters located in Tacoma, Washington.

Page - 17

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note About Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Actual events or results may differ materially. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We describe risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements in “Risk Factors” (Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3), and “Management’s Discussion and Analysis” (Part I, Item 2). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of TrueBlue. Our MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 27, 2013, and our subsequently filed Quarterly Report on Form 10-Q. The MD&A is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect future results. Our MD&A is presented in the following sections:

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commitments

•	Summary of Critical Accounting Estimates

•	New Accounting Standards
Revenue grew to $453.2 million for the thirteen weeks ended June 27, 2014, a 7.3% increase compared to the same period in the prior year. Approximately 4% of the revenue growth was generated from the acquisition of The Work Connection, Inc. ("TWC") effective October 1, 2013 and the remainder was generated from organic revenue growth across most geographies and industries we serve.
Gross profit as a percentage of revenue for the thirteen weeks ended June 27, 2014 remained relatively constant at 26.4% as compared to 26.5% for the same period in 2013. This is due largely to the impact of the acquisition of TWC, which carried a lower gross margin in comparison with our blended company average, offset by the favorable impact from disciplined management of bill rates.
Selling, general, and administrative expenses as a percentage of revenue remained relatively constant at 21.3% for the thirteen weeks ended June 27, 2014 as compared to 21.2% for the same period in 2013. We consolidated 18 branches during this quarter and expect to consolidate additional branches over the remainder of the year. We expect the leverage benefit from branch consolidations in the future. We continue to make investments in our strategy to align the dedicated sales, recruiting, and services of our branch-based service lines to better serve our customers and enable further branch consolidation and centralization of services which will increase our operating efficiency.
Non-recurring costs related to acquisitions were relatively constant in comparison with the same quarter a year ago. We completed the acquisition of all of the outstanding equity interests of Staffing Solutions Holdings, Inc. (“Seaton”) effective June 30, 2014, the first business day of our third quarter. Through the acquisition, we added industry leaders PeopleScout, Staff Management | SMX, and Australia-based HRX that provide specialized, workforce outsourcing solutions. In addition to the temporary staffing services we have traditionally provided, we can now do more for customers through sourcing, screening, and on-boarding their

Page - 18

on-premise temporary workers and permanent employees. During the second quarter ended June 27, 2014, we incurred $2.0 million of costs related to our acquisition of Seaton. Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general-labor staffing provider in the United States. We completed the integration related activities of MDT during the second quarter of 2013 and incurred $1.8 million of remaining integration related costs in the second quarter ended June 28, 2013.

Income tax expense for the thirteen weeks ended June 27, 2014 included increased Work Opportunity Tax Credit benefits of approximately $5.0 million. The Work Opportunity Tax Credit program has not been renewed for 2014 new hires. However, we continue to generate benefits from prior year programs. The increased credits are primarily due to qualified workers working longer, mix of workers generating higher credits, such as veterans, and states processing a backlog of credit applications with higher than expected certification rates.
Net income grew to $16.1 million, or $0.39 per diluted share, for the thirteen weeks ended June 27, 2014, compared to $12.5 million, or $0.31 per diluted share, for the same period in 2013.
RESULTS OF OPERATIONS
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue from services	$453,227	$422,310	$849,290	$768,809
Total revenue growth %	7.3%	19.2%	10.5%	15.5%

Gross profit	$119,583	$111,873	$219,142	$198,513
Gross profit as a % of revenue	26.4%	26.5%	25.8%	25.8%

Selling, general and administrative expenses	$96,354	$89,339	$188,336	$177,771
Selling, general and administrative expenses as a % of revenue	21.3%	21.2%	22.2%	23.1%

Income from operations	$17,982	$17,331	$20,398	$10,380
Income from operations as a % of revenue	4.0%	4.1%	2.4%	1.4%

Net income	$16,082	$12,537	$17,739	$11,462
Net income per diluted share	$0.39	$0.31	$0.43	$0.28

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

Our year over year trends are impacted by acquisitions. Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general-labor staffing provider in the United States. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. MDT operations were primarily integrated with our Labor Ready service line. We consolidated 65 branch locations, blended our sales and service teams, and fully integrated all former MDT locations into our enterprise systems. The acquisition of MDT has both deepened our expertise and strengthened our position in the key industries we serve. The customers of MDT have been fully integrated with our existing customer base and are serviced by our blended operations. We completed the integration of all remaining administrative services during the second quarter of 2013. Due to full consolidation of the MDT branches, blending our sales and service teams, and fully integrating all former MDT locations into our enterprise systems, we cannot accurately segregate the acquisition revenue from our organic revenue growth.

Effective October 1, 2013, we acquired substantially all of the assets and assumed certain liabilities of TWC, a light industrial staffing provider with 37 branches located predominantly in the Midwest with minimal overlap with existing TrueBlue branch offices. TWC delivered specialized blue-collar staffing solutions for more than 25 years to customers in industries similar to those served by

Page - 19

TrueBlue. TWC’s operations were primarily integrated with those of our Spartan Staffing service line during the fourth quarter of 2013.

We completed the acquisition of Seaton on June 30, 2014, the first business day of our third quarter, and we are now the largest industrial staffing provider in the U.S. Through the acquisition, we added industry leaders PeopleScout, Staff Management | SMX, and Australia-based HRX to our service lines and now offer a broader range of outsourcing workforce solutions to all our customers. In addition to the temporary staffing services we have traditionally provided, we can now do more for customers through sourcing, screening, and on-boarding their on-premise temporary workers and permanent employees.
Revenue
Revenue from services was as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue from services	$453,227	$422,310	$849,290	$768,809
Total revenue growth %	7.3%	19.2%	10.5%	15.5%
Revenue grew to $453.2 million and $849.3 million for the thirteen and twenty-six weeks ended June 27, 2014, respectively, a 7.3% and 10.5% increase compared to the same periods in the prior year. The increase was due to revenue generated from the acquisitions of MDT and TWC. In addition, we returned to strong organic revenue growth across most of the geographies and industries we serve during the second quarter of 2014. Demand for our services slowed during the first quarter of 2014 due to severe weather conditions, which slowed economic activity. However, economic activity returned to normal levels during the course of the second quarter of 2014 with strong revenue growth in June 2014 as seasonal business ramped up.
Gross profit
Gross profit was as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Gross profit	$119,583	$111,873	$219,142	$198,513
Percentage of revenue	26.4%	26.5%	25.8%	25.8%
Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation costs, and reimbursable costs. Gross profit as a percentage of revenue for the thirteen weeks ended June 27, 2014 remained relatively constant at 26.4% compared to 26.5% for the same period in the prior year. This was due largely to the impact of the acquisition of TWC, which carried lower gross margins in comparison with our blended company average, offset by the favorable impact from disciplined management of bill rates. Gross profit as a percentage of revenue for the twenty-six weeks ended June 27, 2014 remained constant at 25.8% compared to the same period in the prior year. This was due largely to the impact of the acquisition of MDT and TWC in fiscal 2013, which carried lower gross margins in comparison with our blended company average, offset by the favorable impact from disciplined management of bill rates.
Workers’ compensation expense as a percentage of revenue remained constant at 3.9% for the thirteen and twenty-six weeks ended June 27, 2014 compared to the same periods in the prior year. We actively manage workers’ compensation expense through safety of our temporary workers with our safety programs and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers' compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers' compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.

Page - 20

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Selling, general and administrative expenses	$96,354	$89,339	$188,336	$177,771
Percentage of revenue	21.3%	21.2%	22.2%	23.1%

SG&A spending increased $7.0 million to $96.4 million for the thirteen weeks ended June 27, 2014 due to ongoing costs from the TWC acquisition, variable costs associated with organic revenue growth, and costs related to strategic initiatives. SG&A spending on non-recurring costs related to acquisitions were relatively constant in comparison with the same quarter a year ago. During the second quarter ended June 27, 2014, we incurred $2.0 million of costs related to our acquisition of Seaton as compared to $1.8 million of remaining integration related costs related to completion of our integration of MDT in the second quarter of the prior year.
SG&A as a percentage of revenue remained relatively constant at 21.3% for the thirteen weeks ended June 27, 2014 as compared to 21.2% for the same period in 2013. We consolidated 18 branches during the current quarter and expect to consolidate additional branches over the remainder of the year. We expect the leverage benefit from branch consolidations in the future. We continue to make investments in our strategy to align the dedicated sales, recruiting, and services of our branch-based service lines to better serve our customers and enable further branch consolidation and centralization of services, which will increase our operating efficiency.

SG&A spending increased $10.6 million to $188.3 million for the twenty-six weeks ended June 27, 2014 due to ongoing costs from the MDT and TWC acquisitions, variable costs associated with organic revenue growth, and costs related to strategic initiatives. Increased spending was partially offset by a decline in non-recurring costs related to acquisitions. During the twenty-six weeks ended June 27, 2014 we incurred $2.0 million of costs related to our acquisition of Seaton as compared to total non-recurring acquisition and integration costs for MDT of $6.0 million during the twenty-six weeks ended June 28, 2013. Integration costs consisted of closing, consolidating, and relocating certain branch and administrative operations, eliminating redundant assets, and reducing excess administrative workforce and capacity together with other integration program costs. Excluding non-recurring acquisition and integration costs, SG&A as a percentage of revenue declined to 21.9% for the twenty-six weeks ended June 27, 2014 from 22.4% for the same period in 2013.
We consolidated 38 branches during the twenty-six weeks ended June 27, 2014 and expect to consolidate additional branches over the remainder of the year. We expect further leverage benefit from branch consolidations in the future. We continue to make investments in our strategy to align the dedicated sales, recruiting, and services of our branch-based service lines to better serve our customers and enable further branch consolidation and centralization of services, which will increase our operating efficiency.

Income taxes
The income tax expense (benefit) and the effective income tax rate were as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Income tax expense (benefit)	$2,350	$5,069	$3,453	$(330)
Effective income tax rate	12.7%	28.8%	16.3%	(3.0)%

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

Page - 21

Our effective tax rate on earnings for the thirteen and twenty-six weeks ended June 27, 2014, was 12.7% and 16.3%, respectively, compared to 28.8% and (3.0)%, respectively, for the same periods in 2013. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results from state income taxes, certain non-deductible expenses, and the Work Opportunity Tax Credit ("WOTC"). WOTC expired in 2013 and has not yet been renewed by Congress for 2014 new hires.

Changes to our tax provision as a result of the WOTC were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Effective income tax rate without WOTC	41.7%	41.8%	41.7%	41.9%
WOTC estimate from current year wages	(1.8)%	(7.5)%	(1.8)%	(7.5)%
Effective income tax rate before discrete adjustments	39.9%	34.3%	39.9%	34.4%
Additional WOTC from prior year wages	(27.2)%	(5.5)%	(23.6)%	(37.4)%
Effective income tax rate with WOTC	12.7%	28.8%	16.3%	(3.0)%

The comparability of net income for the thirteen weeks ended June 27, 2014, to the same period in 2013, was impacted by discrete adjustments to income taxes for WOTC. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. During the thirteen weeks ended June 27, 2014, we generated substantially more prior year credits because more veterans with higher credits were certified than expected, our qualified workers worked longer generating more credits than expected, and many states processed a backlog of credit applications with higher than expected certification rates. These factors generated additional WOTC benefits of $5.0 million,which were recognized during the twenty-six weeks ended June 27, 2014. This tax credit benefit decreased our effective tax rate for the twenty-six weeks ended June 27, 2014 from our expected 2014 rate of 39.9% to 16.3%.

The effective income tax rate in the prior year was due primarily to the retroactive restoration of the WOTC. The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013, retroactively restored the WOTC. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on our U.S. federal taxes for 2012 was recognized in the twenty-six weeks ended June 28, 2013. The effective tax rate was also favorably impacted by the estimated increase to our WOTC benefits from the IRS extension of the 2012 WOTC certification request deadline to April 29, 2013, and by receipt of additional WOTC certification approvals related to years prior to 2012. These factors generated additional worker opportunity tax credit benefits of $4.2 million which were recognized during the twenty-six weeks ended June 27, 2014. This tax credit benefit decreased our effective tax rate for the twenty-six weeks ended June 28, 2013 from our expected 2013 rate of 34.4% to (3.0)%.

Results of Operations Future Outlook
The following highlights represent our expectations regarding operating trends for the remainder of fiscal year 2014. These expectations are subject to revision as our business changes with the overall economy:

•
Our top priority is to produce strong organic revenue and gross profit growth and leverage our cost structure to generate increasing operating income as a percentage of revenue. We will continue to invest in our specialized sales, recruiting, and customer service programs, which we believe will enhance our ability to capitalize on further revenue growth and customer retention. As with all of our investments, we will monitor the success of these investments and make adjustments if necessary. Where possible, we plan to expand the presence of our service lines by sharing existing locations to achieve cost synergies.

•
Acquisitions are a key element of our growth strategy. We have been successful at acquiring and integrating companies and believe we have a strong business competence to continue to do so. On June 30, 2014, we completed the acquisition of Seaton and, as a result, we will be able to offer a broader range of outsourcing workforce solutions to all our customers. We can now do more for our customers through sourcing, screening, and on-boarding their on-premise temporary workers and permanent employees. Through the Seaton acquisition we added industry leaders People Scout, Staff Management | SMX, and Australia-based HRX to our service lines. The new service lines are expected to add approximately $730.0 million to $750.0 million of revenue to our consolidated results for the first twelve months of ownership.

•
Commencing in 2015, we will be required by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) to offer health care benefits to our temporary workers. While we currently offer health care benefits to our permanent employees, we do not currently offer health care benefits

Page - 22

to the majority of our temporary workers. In order to comply with the ACA, we intend to begin offering health care coverage in 2015 to all temporary employees eligible for coverage under the ACA. We intend to increase our customer bill rates for the cost increases related to offering this healthcare coverage to our temporary workers. Our best estimate of this increased cost is approximately 0.4% to 0.8% of revenue. This estimate is based upon various assumptions regarding our temporary workers and their participation rates and related factors which may change. As the regulatory implementation requirements continue to be modified and clarified, any such modifications and clarifications may impact the estimated cost to us. We will continue to evaluate the requirements of the ACA and the costs related to implementing the ACA. Although we intend to pass on to our customers any cost increases related to our temporary workers, there is no assurance that we will be fully successful in doing so.

•
During 2014 we expect to deploy technology that will enhance our recruiting capabilities. When combined with the mobile dispatch technology deployed during 2013 and electronic pay the year prior, we expect to drive further productivity gains by increasing the size and quality of our applicant pool as well as the number and speed with which jobs are filled and workers paid. Our ability to reach a wide range of applicants is expanding our geographic reach and enabling branch consolidation and centralization which will increase our operating efficiency. We have consolidated 38 branches since the beginning of the year and have a goal of reaching a cumulative total of 60 by the end of the year.

LIQUIDITY AND CAPITAL RESOURCES
As of June 27, 2014, our cash, cash equivalents, and marketable securities totaled $172.3 million compared to $142.7 million as of December 27, 2013, an increase of $29.6 million. This increase in cash, cash equivalents, and marketable securities was primarily driven by cash generated from operations of $28.9 million.
We have investments in various securities, which may include money market funds and certificates of deposit ("CDs"), all of which are highly liquid and available to fund operations, strategic growth opportunities, and share repurchases.
The following discussion highlights our cash flow activities for the twenty-six weeks ended June 27, 2014.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Twenty-six weeks ended
	June 27, 2014	June 28, 2013
Net income	$17,739	$11,462
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,408	10,362
Provision for doubtful accounts	6,286	6,415
Stock-based compensation	4,987	4,594
Deferred income taxes	(4,088)	(2,564)
Other operating activities	(54)	848
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(15,180)	(8,528)
Income taxes	3,647	(143)
Accounts payable and other accrued expenses	4,725	(443)
Workers' compensation claims reserve	(792)	1,583
Other assets and liabilities	1,244	527
Net cash provided by operating activities	$28,922	$24,113
Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, timing of collections, seasonal sales patterns, and profit margins.
Net cash provided by operating activities was $28.9 million for the twenty-six weeks ended June 27, 2014 as compared to $24.1 million for the same period in 2013.

•
Accounts receivable followed normal seasonal patterns in the first half of 2014 by increasing from the beginning of the year. Accounts receivable increased due to continued revenue growth and an increase in days sales outstanding. Days

Page - 23

sales outstanding were higher primarily due to a higher mix of larger customers and construction industry customers with longer payment terms compared with prior periods.

•
Generally, our workers' compensation reserve for estimated claims increases as temporary labor services increases and decreases as temporary labor services decline. During the twenty-six weeks ended June 27, 2014, our workers' compensation reserve increased as we increased the delivery of temporary labor services, which was partially offset by claim payments.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Twenty-six weeks ended
	June 27, 2014	June 28, 2013
Capital expenditures	$(6,113)	$(7,200)
Acquisition of business, net of cash acquired	—	(54,873)
Purchases of marketable securities	(25,057)	(19,915)
Sales and maturities of marketable securities	36,175	—
Change in restricted cash and cash equivalents	19,007	3,709
Purchase of restricted investments	(18,196)	(6,789)
Maturities of restricted investments	7,202	10,871
Net cash used in investing activities	$13,018	$(74,197)

•
We made no acquisitions in the first half of 2014. In the prior year, cash flows used in investing activities increased primarily due to our acquisition of MDT for $53.4 million in cash, effective February 4, 2013.

•
Our Marketable securities consisted of CDs, VRDNs, corporate debt securities, municipal debt securities, and commercial paper, which are classified as available-for-sale. We sold all of our VRDNs, corporate and municipal debt securities, and commercial paper during the thirteen weeks ended June 27, 2014, in anticipation of our acquisition of Seaton. See Note 16: Subsequent Events, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of our acquisition.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. When combining the change in restricted cash and cash equivalents with purchases of restricted investments net of maturities of restricted investments, restricted cash and investments increased by $8.0 million for the twenty-six weeks ended June 27, 2014. This increase is primarily due to an increase in the collateral requirements by our workers' compensation insurance providers related to growth in operations, which was partially offset by claim payments.

•
Capital spending decreased as we completed a major investment in our new mobile dispatch technology during mid-2013. Capital spending in the current year includes investments in technology to improve our sourcing and recruitment of workers.

Page - 24

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Twenty-six weeks ended
	June 27, 2014	June 28, 2013
Net proceeds from stock option exercises and employee stock purchase plans	$1,349	$6,023
Common stock repurchases for taxes upon vesting of restricted stock	(2,665)	(2,182)
Proceeds from note payable	—	34,000
Payments on debt and other liabilities	(1,133)	(1,115)
Other	1,269	478
Net cash provided by (used in) financing activities	$(1,180)	$37,204
In the prior year, the change in cash provided by financing activities was mainly due to proceeds from our Term Loan Agreement with Synovus Bank of $34.0 million in connection with our acquisition of MDT in February 2013.
Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
On June 30, 2014, we entered into a credit facility with Bank of America, N.A., Wells Fargo Bank, National Association, and PNC Capital Markets LLC, for a secured revolving credit facility of up to a maximum of $300.0 million (the “Amended Credit Facility”). The Amended Credit Facility amends and restates our existing Amended and Restated Credit Agreement dated as of September 30, 2011 with Bank of America and Wells Fargo Capital Finance, LLC and expires on June 30, 2019. We borrowed $187.0 million under the Amended Credit Facility on June 30, 2014 to purchase Seaton. See Note 16: Subsequent Events, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q.The Amended Credit Facility as an asset backed facility, which is principally based on accounts receivable. We believe the Amended Credit Facility provides adequate borrowing availability. See Note 16: Subsequent Events, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Capital resources discussion below.

•
We had cash, cash equivalents, and highly liquid marketable securities of $172.3 million at June 27, 2014 of which $123.0 million was used in the acquisition of Seaton. The acquisition includes working capital of approximately $50.0 million subject to normal working capital adjustments.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources

Revolving Credit Facility

See Note 8: Debt, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of the Credit Facility which was outstanding as of the quarter ended June 27, 2014.
On June 30, 2014, we entered into our Amended Credit Facility, and borrowed $187.0 million to finance a portion of the purchase price for our acquisition of Seaton. See Note 16: Subsequent Events, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q for a complete description of the acquisition of Seaton and the Amended Credit Facility.
Restricted Cash and Investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our

Page - 25

insurance carriers to satisfy workers' compensation claims. At June 27, 2014, we had restricted cash and investments totaling approximately $145.9 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust").
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
Our total collateral commitments were made up of the following components (in thousands):

	June 27, 2014	December 27, 2013
Cash collateral held by insurance carriers	$22,707	$23,747
Cash and cash equivalents held in Trust (1)	16,874	31,474
Investments held in Trust	96,574	86,678
Letters of credit (2)	7,824	7,867
Surety bonds (3)	15,829	16,099
Total collateral commitments	$159,808	$165,865

(1)	Included in this amount is $0.8 million of accrued interest at June 27, 2014 and December 27, 2013.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit as of June 27, 2014 and December 27, 2013.

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

Page - 26

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in thousands):

	June 27, 2014	December 27, 2013
Total workers’ compensation reserve	$214,037	$214,829
Add back discount on workers' compensation reserve (1)	18,400	19,624
Less excess claims reserve (2)	(34,241)	(34,100)
Reimbursable payments to insurance provider (3)	9,329	9,500
Less portion of workers' compensation not requiring collateral (4)	(47,717)	(43,988)
Total collateral commitments	$159,808	$165,865

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $214.0 million at June 27, 2014.
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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At June 27, 2014, the weighted average rate was 2.0%. The claim payments are made over an estimated weighted average period of approximately 5.4 years.
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 27, 2014, the weighted average rate was 3.9%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15.6 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $34.2 million and $34.1 million as of June 27, 2014 and December 27, 2013, respectively.
Certain workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.

Page - 27

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

We evaluate goodwill for impairment on an annual basis as of the first day of our second fiscal quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.

We test for goodwill impairment at the reporting unit level. We consider Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, and Centerline service lines to be our reporting units for goodwill impairment testing. There have been no changes to our reporting units since fiscal 2013 to the date of our impairment analysis. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

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

We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Based on our test, all of our reporting units' fair values were significantly in excess of their carrying values. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. Accordingly, no impairment loss was required to be recognized. In our previous annual impairment test, performed as of September 27, 2013, our reporting units' fair values were significantly in excess of their carrying values. The estimated fair value of our PlaneTechs reporting unit was in excess of its carrying value, however, the operations of this reporting unit continue to be in the process of transitioning from a concentrated portfolio with one significant customer in the aviation industry to a more diversified customer portfolio, which includes military aircraft maintenance and the emerging business of diesel mechanics for ground transportation. As such, we believe this reporting unit carries more risk of impairment in relative comparison to other reporting units. We will continue to closely monitor the operational performance of the PlaneTechs reporting unit.

Page - 28

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

We have indefinite-lived intangible assets related to our CLP Resources and Spartan Staffing trade names. We test our trade names annually for impairment, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. We performed our annual indefinite-lived intangible asset impairment test as the first day of our second fiscal quarter and determined that the estimated fair value exceeded the carrying amount. Accordingly, no impairment loss was required to be recognized.

An impairment assessment of physical assets is necessary whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In such cases, the asset must be written down to the greater of the net realizable value or fair market value.
NEW ACCOUNTING STANDARDS
See Note 1: Accounting Principles and Practices, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Page - 29

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
We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of June 27, 2014, our disclosure controls and procedures are effective.
During the fiscal quarter ended June 27, 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 30

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 9: Commitments and Contingencies, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) include various healthcare and insurance-related provisions to take effect through 2015, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the ACA does not mandate that employers offer health insurance, beginning in 2015 tax penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or minimum value requirements. Providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage does not satisfy the requirements of the statute, will increase our costs. If we are unable to sufficiently raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.
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

Page - 31

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
We actively manage the safety of our temporary workers with our safety programs and actively control costs with our network of service providers. These activities have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. There can be no assurance that we will be able to continue to reduce accident rates and control costs to produce these results in the future.
Our level of debt and restrictions in our credit agreement could negatively affect our operations and limit our liquidity and our ability to react to changes in the economy.
Extensions of credit under our Amended Credit Facility are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable, less required reserves and other adjustments. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under the Credit Facility will be directly affected. Our lenders can impose additional conditions which may reduce the amounts available to us under the credit facility.
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
Our increased debt levels could have significant consequences for the operation of our business, including: requiring us to dedicate a significant portion of our cash flow from operations to servicing our debt rather than using it for our operations; limiting our ability to obtain additional debt financing for future working capital, capital expenditures, or other corporate purposes; limiting our ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and putting us at a competitive disadvantage compared to competitors with less leverage.

Page - 32

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
The loss of or substantial decline in revenue from a major customer could have a material adverse effect on our revenues, profitability, and liquidity.
We have experienced increased revenue concentration with large customers. The loss of, or reduced demand for our services related to major customers could have a material adverse effect on our business, financial condition and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of customers.
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

Page - 33

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
We have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile texting and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our customers. Accordingly, we are subject to the risks associated with the vendor's ability to provide these services to meet our needs. If the cost of these services is more than expected, or if we or the vendor are unable to adequately protect our data and information is lost, or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Page - 34

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 27, 2014.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
3/29/14 through 4/25/14	1,564	$28.42	—	$35.2 million
4/26/14 through 5/23/14	2,114	$27.16	—	$35.2 million
5/24/14 through 6/27/14	688	$28.05	—	$35.2 million
Total	4,366	$27.75	—

(1)
During the thirteen weeks ended June 27, 2014, we purchased 4,366 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75 million share repurchase program in July 2011 that does not have an expiration date. As of June 27, 2014, $35.2 million remains available for repurchase of our common stock under the current authorization.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibits
10.1
Second Amended and Restated Credit Agreement among Bank of America, N.A., Wells Fargo Bank, National Association, PNC Capital Markets LLC, the other lenders parties thereto, and TrueBlue, Inc. and each of its subsidiaries party thereto dated June 30, 2014.

10.2
Stock Purchase Agreement among TrueBlue, Inc., Staffing Solutions Holdings, Inc. ("Seaton"), the holders of Seaton's Preferred Stock, Common Stock, Preferred Warrants, and Common Warrants, and the Securityholder Representative party thereto dated June 1, 2014.

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

TrueBlue, Inc.

/s/ Steven C. Cooper	7/28/2014
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	7/28/2014
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	7/28/2014
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Vice President

Page - 36