Form 10-Q
period 2014-09-26
TrueBlue, Inc.
filed 2014-10-27
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 26, 2014
or
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
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 13, 2014, there were 42,515,269 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	September 26, 2014	December 27, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$29,244	$122,003
Marketable securities	1,746	14,745
Accounts receivable, net of allowance for doubtful accounts of $7,712 and $5,710	310,926	199,519
Prepaid expenses, deposits and other current assets	17,522	9,491
Income tax receivable	7,934	3,060
Deferred income taxes	10,173	7,640
Total current assets	377,545	356,458
Property and equipment, net	62,110	54,473
Restricted cash and investments	152,281	154,558
Deferred income taxes	—	4,213
Goodwill	232,293	82,239
Intangible assets, net	142,069	31,505
Other assets, net	34,429	36,015
Total assets	$1,000,727	$719,461
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$47,697	$29,850
Accrued wages and benefits	69,749	39,094
Current portion of workers' compensation claims reserve	57,739	49,942
Other current liabilities	2,773	2,523
Total current liabilities	177,958	121,409
Workers’ compensation claims reserve, less current portion	176,204	164,887
Long-term debt, less current portion	174,950	29,656
Deferred income taxes	19,321	—
Other long-term liabilities	12,328	10,149
Total liabilities	560,761	326,101

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,505 and 41,085 shares issued and outstanding	1	1
Accumulated other comprehensive income	1,408	2,033
Retained earnings	438,557	391,326
Total shareholders’ equity	439,966	393,360
Total liabilities and shareholders’ equity	$1,000,727	$719,461

Page - 3

See accompanying notes to consolidated financial statements
TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Revenue from services	$633,365	$451,169	$1,482,655	$1,219,977
Cost of services	473,766	327,641	1,103,914	897,937
Gross profit	159,599	123,528	378,741	322,040
Selling, general and administrative expenses	120,318	90,767	308,654	268,538
Depreciation and amortization	9,719	4,771	20,126	15,133
Income from operations	29,562	27,990	49,961	38,369
Interest expense	(1,140)	(350)	(1,725)	(919)
Interest and other income	731	766	2,110	2,086
Interest and other income (expense), net	(409)	416	385	1,167
Income before tax expense	29,153	28,406	50,346	39,536
Income tax expense	8,243	9,454	11,696	9,124
Net income	$20,910	$18,952	$38,650	$30,412

Net income per common share:
Basic	$0.51	$0.47	$0.95	$0.76
Diluted	$0.51	$0.47	$0.94	$0.75
Weighted average shares outstanding:
Basic	40,793	40,330	40,701	40,085
Diluted	41,038	40,670	40,971	40,395

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$(1,087)	$109	$(997)	$(439)
Unrealized gain (loss) on investments, net of tax	(81)	(30)	372	(37)
Total other comprehensive income (loss), net of tax	(1,168)	79	(625)	(476)
Comprehensive income	$19,742	$19,031	$38,025	$29,936
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine weeks ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities:
Net income	$38,650	$30,412
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,126	15,133
Provision for doubtful accounts	9,619	8,785
Stock-based compensation	8,902	6,428
Deferred income taxes	6,077	(1,694)
Other operating activities	(148)	1,213
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(26,391)	(24,776)
Income taxes	(3,179)	6,580
Other assets	(6,510)	(4,703)
Accounts payable and other accrued expenses	(1,687)	(6,728)
Accrued wages and benefits	11,373	11,419
Workers’ compensation claims reserve	532	2,785
Other liabilities	2,539	423
Net cash provided by operating activities	59,903	45,277
Cash flows from investing activities:
Capital expenditures	(10,213)	(10,350)
Acquisition of businesses, net of cash acquired	(307,972)	(54,872)
Purchases of marketable securities	(25,057)	(35,300)
Sales and maturities of marketable securities	43,917	205
Change in restricted cash and cash equivalents	10,020	(1,338)
Purchases of restricted investments	(18,196)	(9,175)
Maturities of restricted investments	10,588	13,337
Net cash used in investing activities	(296,913)	(97,493)
Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	1,673	8,731
Common stock repurchases for taxes upon vesting of restricted stock	(3,021)	(2,653)
Proceeds from long-term debt	186,994	34,000
Payments on debt and other liabilities	(41,700)	(8,115)
Other	1,242	720
Net cash provided by financing activities	145,188	32,683
Effect of exchange rates on cash	(937)	(435)
Net change in cash and cash equivalents	(92,759)	(19,968)
CASH AND CASH EQUIVALENTS, beginning of period	122,003	129,513
CASH AND CASH EQUIVALENTS, end of period	$29,244	$109,545
See accompanying notes to consolidated financial statements

Page - 5

Notes to Consolidated Financial Statements

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Effective June 30, 2014, we completed the acquisition of all of the outstanding equity interests of Staffing Solutions Holdings, Inc., ("Seaton") a Chicago-based corporation, for a cash purchase price of approximately $308.0 million, net of cash acquired. The Seaton acquisition expanded the scope of our services from specialized temporary blue-collar staffing services. Seaton provides high-volume permanent employee recruitment process outsourcing, outsourced workforce management, and management of outsourced labor service providers through its PeopleScout, hrX, and Staff Management | SMX service lines. Seaton's customers include a broad range of industries such as airline, financial services, retail, manufacturing, and transportation. Seaton's operations will continue to be managed and supported from Chicago.

The consolidated financial statements include the results of operations and cash flows of Seaton from the acquisition date to September 26, 2014 and not from any prior periods, except with respect to the Supplemental Unaudited Pro Forma Information included in Note 2: Acquisition.

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2013. The results of operations for the thirteen and thirty-nine weeks ended September 26, 2014 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Fiscal period end

Our fiscal period ends on the last Friday of the month. Seaton has a fiscal period end of the last Sunday of the month. Seaton’s results for the thirteen weeks ended September 28, 2014 have been combined with TrueBlue’s results for the thirteen weeks ended September 26, 2014.

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

Page - 6

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

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition. This guidance sets forth a five-step revenue recognition model, which supersedes the prior revenue recognition guidance, as well as most industry-specific revenue recognition guidance that previously existed in GAAP. The underlying principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides two methods of initial adoption: retrospective for all periods presented, or through a cumulative adjustment in the year of adoption. It is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is not permitted. We have not yet determined which method of adoption will be applied and are currently evaluating the impact that this standard will have on our consolidated financial statements.

NOTE 2:	ACQUISITION
We account for our business acquisitions using the purchase method of accounting. The fair value of the net assets acquired and the results of the acquired business are included in the financial statements from the acquisition date forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired property and equipment, intangible assets, useful lives of property and equipment and amortizable lives for acquired intangible assets, as well as liabilities for workers' compensation and legal contingencies. Any excess of the purchase consideration over the identified fair value of the assets acquired and liabilities assumed is recognized as goodwill. All acquisition related costs are expensed as incurred and recorded in operating expenses. Additionally, we recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets, or unnecessary functions and record them as operating expenses. We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change between the preliminary allocation and the final allocation. Any changes to these estimates may have a material impact on our operating results or financial condition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill and is not deductible for tax purposes.
Effective June 30, 2014, we completed the acquisition of all of the outstanding equity interests of Staffing Solutions Holdings, Inc., ("Seaton") a Chicago-based corporation, for a cash purchase price of approximately $308.0 million, net of cash acquired. The Seaton acquisition expanded the scope of our services from specialized temporary blue-collar staffing services. Seaton provides high-volume permanent employee recruitment process outsourcing, outsourced workforce management, and management of outsourced labor service providers through its PeopleScout, hrX, and Staff Management | SMX service lines. Seaton's customers include a broad range of industries such as airline, financial services, retail, manufacturing, and transportation. Seaton's operations will continue to be managed and supported from Chicago.

Effective June 30, 2014, we entered into a Second Amended and Restated Credit Agreement for a secured revolving credit facility of up to a maximum of $300.0 million, of which $187.0 million was used to fund a portion of the acquisition price. See Note 10: Debt, for details of our Second Amended and Restated credit facility.

We incurred acquisition and integration-related costs of $2.3 million and $4.3 million for the thirteen and thirty-nine weeks ended September 26, 2014, respectively. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income and Cash flows from operating activities in the Consolidated Statements of Cash Flows. At September 26, 2014, we have a liability for incurred but not yet paid integration costs of $0.1 million included in Accounts payable and other accrued expenses in our Consolidated Balance Sheets.

Page - 7

Notes to Consolidated Financial Statements—(Continued)

Purchase price allocation
The estimated purchase price allocation is based on preliminary estimates of fair values, net of cash acquired, as of the acquisition date of June 30, 2014, as follows (in thousands):

Purchase Price Allocation
Accounts receivable (1)	$94,635
Prepaid expenses, deposits and other current assets	6,348
Property and equipment	9,424
Other non-current assets	1,230
Intangible assets	118,200
Total assets acquired	229,837

Accounts payable and other accrued expenses	37,247
Workers' compensation liability	18,584
Deferred tax liability	14,925
Other long-term liabilities	1,163
Total liabilities assumed	71,919

Net identifiable assets acquired	157,918
Goodwill (2)	150,054
Net assets acquired	$307,972

(1)	The gross contractual amount of accounts receivable was $96.7 million of which $2.1 million was estimated to be uncollectible.

(2)	Goodwill is attributable to the acquired workforce, the expected synergies and future cash flows after the acquisition of Seaton.The goodwill is not deductible for tax purposes.

Intangible assets include identifiable intangible assets for customer relationships and trade name/trademarks. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization using the income approach. The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of June 30, 2014, (in thousands, except for weighted average estimated useful lives, in years):

	Estimated Fair Value	Weighted Average Estimated Useful Lives in Years
Trade name/trademarks	$10,500	Indefinite
Trade name/trademarks	300	4.0
Technologies	18,300	4.0
Customer relationships	89,100	10.6
Total intangible assets	$118,200

The acquired assets and liabilities of Seaton are included in our Consolidated Balance Sheets as of September 26, 2014 and the results of its operations and cash flows are reported in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for the period from June 30, 2014 to September 26, 2014.

The amount of revenues and income from operations of Seaton included in our Consolidated Statements of Operations and Comprehensive Income were $148.6 million and $2.1 million, respectively, for the thirteen weeks ended September 26, 2014. Income from operations includes depreciation and amortization of $4.6 million for acquired finite-lived intangible assets and developed technology pushed down to Seaton.

Unaudited pro forma financial information

The following table reflects the pro forma consolidated results of operations for the periods presented, as though the acquisition of Seaton had occurred as of the beginning of the period being reported on, after giving effect to related income taxes.

The unaudited pro forma financial information combines our results of operations with the unaudited financial information of Seaton used by Seaton management for internal reporting purposes. Seaton acquired hrX, an Australian based company, on January

Page - 8

Notes to Consolidated Financial Statements—(Continued)

31, 2014. The unaudited pro forma information of Seaton includes the results of operations for hrX as if it had been acquired at the beginning of the period being reported on. Any changes required by further procedures over the financial information of Seaton could be material. The unaudited pro forma financial information presented is for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the dates indicated, nor is it indicative of future operating results.

The unaudited pro forma consolidated results of operations includes differences in workers' compensation expense, interest expense on debt and amortization of debt issuance costs, amortization of developed technology and finite-lived intangible assets, and stock-based compensation. The unaudited pro forma consolidated results of operations do not include, among other items, the effects of potential losses in gross profit due to revenue attrition from combining the two companies, and differences in our operating costs structure and non-recurring costs of acquisition and integration related costs.

Unaudited pro forma financial data is presented below (in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Revenue from services	$633,365	$588,399	$1,929,537	$1,605,933
Net income	22,314	18,952	40,871	29,744
Net income per common share - diluted	0.54	0.47	1.00	0.74

NOTE 3:	SEGMENT INFORMATION

We have historically operated as one reportable segment providing temporary blue-collar staffing services. We consider many factors including the nature of our services, customers served, and service delivery strategies in determining how to structure operating segments.

The Seaton acquisition expanded the scope of our services from specialized temporary staffing services to include specialized outsourcing solutions. Seaton provides high-volume permanent employee recruitment process outsourcing, outsourced workforce management, and management of outsourced labor service providers through its PeopleScout, hrX, and Staff Management | SMX service lines. Seaton's customers include a broad range of industries such as airline, financial services, retail, manufacturing, and transportation. Seaton's operations will continue to be managed and supported from Chicago. Results attributable to Seaton are being separately evaluated by management. We are in the process of integrating Seaton with our existing operations, therefore, for the quarter ended September 26, 2014, we are presenting our legacy TrueBlue reportable segment separately from the acquired Seaton results of operations.

Results from operations associated with legacy TrueBlue and acquired Seaton were as follows (in thousands):

	Thirteen weeks ended
	September 26, 2014			September 27, 2013
	Legacy TrueBlue	Seaton	Total Company	Legacy TrueBlue
Revenue from services	$484,729	$148,636	$633,365	$451,169

Earnings before interest depreciation and amortization	$32,593	$6,688	39,281	32,761
Depreciation and amortization			9,719	4,771
Income from operations			29,562	27,990
Interest and other income (expense), net			(409)	416
Income before tax expense			29,153	28,406
Income tax expense			8,243	9,454
Net income			$20,910	$18,952

Page - 9

Notes to Consolidated Financial Statements—(Continued)

NOTE 4:	FAIR VALUE MEASUREMENT
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
The following tables present the fair value and hierarchy for our financial assets (in thousands):

	September 26, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$29,244	$29,244	$29,244	$—	$—
Marketable securities classified as available-for-sale (2)	1,746	1,746	—	1,746	—
Restricted cash and cash equivalents (1)	50,313	50,313	50,313	—	—
Other restricted assets (3)	9,269	9,269	9,269	—	—
Restricted investments classified as held-to-maturity	92,699	93,751	—	93,751	—

	December 27, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$122,003	$122,003	$122,003	$—	$—
Marketable securities classified as available-for-sale (2)	20,650	20,650	—	20,650
Restricted cash and cash equivalents (1)	57,085	57,085	57,085	—	—
Other restricted assets (3)	10,795	10,795	10,795	—	—
Restricted investments classified as held-to-maturity	86,678	86,940	—	86,940	—

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)
Marketable securities include CDs, VRDNs, and commercial paper, which are classified as available-for-sale. At September 26, 2014, all our marketable securities, which consist of CDs, had stated maturities of less than one year. At December 27, 2013, we had $6.0 million of CDs with maturities greater than one year, which are classified as Other assets on our Consolidated Balance Sheets. VRDNs with contractual maturities beyond one year are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and believe we have the ability to quickly sell them to the re-marketing agent at par value plus accrued interest in the event we decide to liquidate our investment in a particular VRDN.

(3)	Other restricted assets primarily consists of deferred compensation plan accounts, which are comprised of mutual funds.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

NOTE 5.	MARKETABLE SECURITIES
The following tables present the amortized cost and fair value of our marketable securities, which are carried at fair value (in thousands):

	September 26, 2014		December 27, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit (1)	$1,750	$1,746	$10,000	$9,900
Variable-rate demand notes	—	—	5,750	5,750
Commercial paper	—	—	5,000	5,000
	$1,750	$1,746	$20,750	$20,650

(1)	As of September 26, 2014, all our certificate of deposits were due within one year.
Gross unrealized gains and loss were de minimis for the thirteen and thirty-nine weeks ended September 26, 2014 and September 27, 2013. Our marketable securities have not resulted in any other-than-temporary impairments as of September 26, 2014.

NOTE 6:	RESTRICTED CASH AND INVESTMENTS
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities, and asset-backed securities. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust"). Our investments have not resulted in any other-than-temporary impairments.
The following is a summary our Restricted cash and investments (in thousands):

	September 26, 2014	December 27, 2013
Cash collateral held by insurance carriers	$22,643	$23,747
Cash and cash equivalents held in Trust (1)	25,806	31,474
Investments held in Trust	92,699	86,678
Cash collateral backing letters of credit	1,864	1,864
Other (2)	9,269	10,795
Total restricted cash and investments	$152,281	$154,558

(1)	Included in this amount is $0.9 million and $0.8 million of accrued interest at September 26, 2014 and December 27, 2013, respectively.

(2)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds.

Page - 11

Notes to Consolidated Financial Statements—(Continued)

The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	September 26, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$54,267	$988	$(86)	$55,169
Corporate debt securities	27,785	194	(145)	27,834
Asset-backed securities	10,647	139	(38)	10,748
	$92,699	$1,321	$(269)	$93,751

	December 27, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$54,133	$722	$(398)	$54,457
Corporate debt securities	19,694	180	(294)	19,580
Asset-backed securities	12,851	141	(89)	12,903
	$86,678	$1,043	$(781)	$86,940
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	September 26, 2014
	Amortized Cost	Fair Value
Due in one year or less	$10,797	$10,853
Due after one year through five years	41,358	41,874
Due after five years through ten years	40,544	41,024
	$92,699	$93,751
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty.

NOTE 7:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in thousands):

	September 26, 2014	December 27, 2013
Buildings and land	$28,377	$27,008
Computers and software	111,114	101,852
Furniture and equipment	11,373	10,444
Construction in progress	7,821	2,869
	158,685	142,173
Less accumulated depreciation and amortization	(96,575)	(87,700)
	$62,110	$54,473
Capitalized software costs, net of accumulated amortization, were $29.5 million and $30.6 million as of September 26, 2014 and December 27, 2013, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally developed software.
Depreciation expense of property and equipment totaled $5.1 million and $3.6 million for the thirteen weeks ended September 26, 2014 and September 27, 2013, respectively. Depreciation expense of property and equipment totaled $12.5 million and $11.7 million for the thirty-nine weeks ended September 26, 2014 and September 27, 2013, respectively.

Page - 12

Notes to Consolidated Financial Statements—(Continued)

NOTE 8:	GOODWILL AND INTANGIBLE ASSETS

Goodwill

We are currently in the process of evaluating our reportable segments as a result of our acquisition of Seaton, effective June 30, 2014. Refer to Note 3: Segment Information, for further details. Therefore, we have summarized the carrying value of our goodwill by legacy TrueBlue and acquired Seaton as follows (in thousands):

	Legacy TrueBlue	Seaton	Total Company
Balance at December 27, 2013
Goodwill before impairment	$128,449	$—	$128,449
Accumulated impairment loss	(46,210)	—	(46,210)
Goodwill, net	82,239	—	82,239

Balance at September 26, 2014
Goodwill before impairment	128,449	150,054	278,503
Accumulated impairment loss	(46,210)	—	(46,210)
Goodwill, net	$82,239	$150,054	$232,293
Intangible assets
The following table presents our purchased finite-lived intangible assets (in thousands):

	September 26, 2014			December 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships	$125,040	$(19,194)	$105,846	$35,940	$(13,942)	$21,998
Trade name/trademarks	4,572	(2,816)	1,756	5,172	(2,708)	2,464
Non-compete agreements	1,800	(727)	1,073	1,800	(457)	1,343
Technologies	18,300	(1,106)	17,194	—	—	—
Total finite-lived intangible assets	$149,712	$(23,843)	$125,869	$42,912	$(17,107)	$25,805

(1)	Excludes assets that are fully amortized.

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization of our finite-lived intangible assets was $4.6 million and $1.2 million for the thirteen weeks ended September 26, 2014 and September 27, 2013, respectively. Amortization of our finite-lived intangible assets was $7.6 million and $3.4 million for the thirty-nine weeks ended September 26, 2014 and September 27, 2013, respectively.

Finite-lived intangible assets include customer relationships, trade name/trademarks and technologies acquired of $89.1 million, $0.3 million and $18.3 million, respectively, based on our preliminary purchase price allocation, for our acquisition of Seaton. Refer to Note 2: Acquisition for additional information regarding this acquisition.
The following table provides the estimated future amortization of finite-lived intangible assets as of September 26, 2014 (in thousands):

Remainder of 2014	$4,501
2015	17,702
2016	17,266
2017	15,237
2018	12,456
Thereafter	58,707
Total future amortization	$125,869

Page - 13

Notes to Consolidated Financial Statements—(Continued)

We also held indefinite-lived trade name/trademarks of $16.2 million and $5.7 million as of September 26, 2014 and December 27, 2013, respectively. Indefinite-lived trade name/trademarks acquired in 2014 of $10.5 million are based on the preliminary purchase price allocation relating to our acquisition of Seaton.

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the thirty-nine weeks ended September 26, 2014 as we noted no significant indicators of impairment as of September 26, 2014.

NOTE 9:	WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
For workers’ compensation claims originating in Washington, North Dakota, Ohio, Wyoming, Canada, and Puerto Rico (our “monopolistic jurisdictions”), we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs (with the exception of our Labor Ready service line in the state of Ohio where we have a self-insured policy). Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions. Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average rate was 1.8% at September 26, 2014.
The table below presents a reconciliation of the undiscounted workers’ compensation claims reserve to the discounted workers' compensation reserve for the periods presented as follows (in thousands):

	September 26, 2014	December 27, 2013
Undiscounted workers’ compensation reserve	$252,016	$234,453
Less discount on workers' compensation reserve	18,073	19,624
Workers' compensation reserve, net of discount	233,943	214,829
Less current portion	57,739	49,942
Long-term portion	$176,204	$164,887
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15.5 years. The discounted workers’ compensation reserve for excess claims was $34.6 million and $34.1 million as of September 26, 2014 and December 27, 2013. The discounted receivables from insurance companies, net of valuation allowance, were $30.3 million and $28.4 million as of September 26, 2014 and December 27, 2013, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:

Page - 14

Notes to Consolidated Financial Statements—(Continued)

•	changes in medical and time loss (“indemnity”) costs;

•	changes in mix between medical only and indemnity claims;

•	regulatory and legislative developments impacting benefits and settlement requirements;

•	type and location of work performed;

•	impact of safety initiatives; and

•	positive or adverse development of claims.
Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses. Workers’ compensation expense of $21.6 million and $16.7 million was recorded in Cost of services for the thirteen weeks ended September 26, 2014 and September 27, 2013, respectively. Workers’ compensation expense of $55.1 million and $46.4 million was recorded in Cost of services for the thirty-nine weeks ended September 26, 2014 and September 27, 2013, respectively.

NOTE 10:	LONG-TERM DEBT

The components of our borrowings were as follows (in thousands):

	September 26, 2014	December 27, 2013
Secured revolving credit facility	$146,995	$—
Term loan	30,222	31,923
Total debt	177,217	31,923
Less: current portion	2,267	2,267
Long-term debt	$174,950	$29,656

Second amended and restated credit agreement

Effective June 30, 2014, we entered into a Second Amended and Restated Credit Agreement for a secured revolving credit facility of $300.0 million with Bank of America, N.A., Wells Fargo Bank, National Association, HSBC and PNC Capital Markets LLC (the "Amended Credit Facility") in connection with our acquisition of Seaton. The Amended Credit Facility, which matures June 30, 2019, amended and restated our previous credit facility, and replaced the Seaton credit facility.

The maximum amount we can borrow under the Amended Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending limit is $17.4 million, and is reduced quarterly by $0.4 million beginning on October 1, 2014. As of September 26, 2014, the Tacoma headquarters office building liquidation value totaled $17.4 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves, if deemed applicable. At September 26, 2014, $255.1 million was available under the Amended Credit Facility, $147.0 million was utilized as a draw on the facility and $20.8 million was utilized by outstanding standby letters of credit, leaving $87.3 million available for additional borrowings. The letters of credit collateralize a portion of our workers' compensation obligation.

The Amended Credit Facility requires that we maintain an excess liquidity of $37.5 million. Excess liquidity is an amount equal to the unused borrowing capacity under the Amended Credit Facility plus certain unrestricted cash, cash equivalents, and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. The additional amount available to borrow at September 26, 2014 was $87.3 million and the amount of cash, cash equivalents and certain marketable securities under control agreements was $24.3 million for a total of $111.6 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Amended Credit Facility.

Under the terms of the Amended Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%. Until October 1, 2014, the applicable spread on LIBOR was 1.75% and the applicable spread on the base rate was 0.75%. As of September 26, 2014, the interest rate was 2.00%.

Page - 15

Notes to Consolidated Financial Statements—(Continued)

A fee on unused borrowing capacity of 0.375% when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%, is applied against the unused portion of the Amended Credit Facility. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Amended Credit Facility are secured by substantially all our domestic personal property and our headquarters located in Tacoma, Washington. The Amended Credit Facility has variable rate interest and approximates fair value as of September 26, 2014.
Term loan agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (the “Loan”) with Synovus Bank in the principal amount of $34.0 million. The Loan has a five year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Loan by five consecutive one-year extensions. At September 26, 2014, the interest rate for the Loan was 1.7%.
At September 26, 2014, the remaining balance of the Loan was $30.2 million, of which $2.3 million is short-term and is included in Other current liabilities on our Consolidated Balance Sheets. The Loan has variable rate interest and approximates fair value as of September 26, 2014.
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

NOTE 11:	COMMITMENTS AND CONTINGENCIES
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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	September 26, 2014	December 27, 2013
Cash collateral held by insurance carriers	$22,643	$23,747
Cash and cash equivalents held in Trust (1)	25,806	31,474
Investments held in Trust	92,699	86,678
Letters of credit (2)	22,573	7,867
Surety bonds (3)	15,742	16,099
Total collateral commitments	$179,463	$165,865

(1)	Included in this amount is $0.9 million and $0.8 million of accrued interest at September 26, 2014 and December 27, 2013, respectively.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit at September 26, 2014 and December 27, 2013, respectively.

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

Page - 16

Notes to Consolidated Financial Statements—(Continued)

Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the amounts provided in our financial statements are adequate in consideration of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

NOTE 12:	STOCK-BASED COMPENSATION
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
Restricted and unrestricted stock and performance share units activity for the thirty-nine weeks ended September 26, 2014 was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,544	$16.66
Granted	515	$26.11
Vested	(414)	$17.78
Forfeited	(39)	$18.58
Non-vested at the end of the period	1,606	$19.35
As of September 26, 2014, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $12.7 million, of which $11.1 million is estimated to be recognized over a weighted average period of 1.81 years. As of September 26, 2014, total unrecognized stock-based compensation expense related to performance share units, assuming achievement of maximum financial goals, was approximately $8.0 million, of which $4.5 million is estimated to be recognized over a weighted average period of 1.76 years.
Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven to ten years from the date of grant. Stock option activity was de minimis for the thirteen and thirty-nine weeks ended September 26, 2014.
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

During the thirty-nine weeks ended September 26, 2014 and September 27, 2013, participants purchased 45,000 and 54,000 shares from the plan, for cash proceeds of $1.0 million and $0.9 million, respectively.
Stock-based compensation expense
Total stock-based compensation expense was $3.9 million and $8.9 million for the thirteen and thirty-nine weeks ended September 26, 2014 and $1.8 million and $6.4 million for the thirteen and thirty-nine weeks ended September 27, 2013, respectively.

Page - 17

Notes to Consolidated Financial Statements—(Continued)

NOTE 13:	DEFINED CONTRIBUTION PLANS

We offer both qualified and nonqualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the nonqualified plan was $9.6 million and $6.6 million as of September 26, 2014 and December 27, 2013, respectively. The current and non-current portion of the deferred compensation liability is included in Other current liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheets, and is largely offset by restricted investments recorded in Restricted cash and investments on the Consolidated Balance Sheets.

NOTE 14:	INCOME TAXES

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

Our effective tax rate on earnings for the thirty-nine weeks ended September 26, 2014, was 23.2%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 23.2%, results from the Work Opportunity Tax Credit ("WOTC") earned in 2014 for prior year hires. We generated substantially more prior year credits because more veterans with higher credits were certified than expected, our qualified workers worked longer generating more credits than expected, and many states processed a backlog of credit applications with higher than expected certification rates. These factors generated additional WOTC benefits of approximately $8 million, which were recognized as of September 26, 2014. This tax credit benefit decreased our effective tax rate on income for the thirty-nine weeks ended September 26, 2014 from our expected 2014 rate of 38.9% to 23.2%. WOTC expired in 2013 and has not been renewed by Congress for 2014 new hires. Other differences between the statutory federal income tax rate of 35.0% result from state and foreign income taxes and certain non-deductible expenses.

The effective tax rate of 23.1% on income for the thirty-nine weeks ended September 27, 2013, was due primarily to the retroactive restoration of the WOTC. The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013. The Act retroactively restored the WOTC. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on our U.S. federal taxes for 2012 was recognized as of September 27, 2013. This tax credit benefit decreased our effective tax rate on income for the thirty-nine weeks ended September 27, 2013 from our expected 2013 rate of 33.6% to 23.1%.

As of September 26, 2014 and December 27, 2013, we had gross unrecognized tax benefits of $2.0 million recorded in accordance with current accounting guidance on uncertain tax positions.

Page - 18

Notes to Consolidated Financial Statements—(Continued)

NOTE 15.	NET INCOME PER SHARE
Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net income	$20,910	$18,952	$38,650	$30,412

Weighted average number of common shares used in basic net income per common share	40,793	40,330	40,701	40,085
Dilutive effect of outstanding stock options and non-vested restricted stock	245	340	270	310
Weighted average number of common shares used in diluted net income per common share	41,038	40,670	40,971	40,395
Net income per common share:
Basic	$0.51	$0.47	$0.95	$0.76
Diluted	$0.51	$0.47	$0.94	$0.75

Anti-dilutive shares	97	—	35	—
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

NOTE 16.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income is reflected as a net increase to shareholders’ equity. Changes in the balance of each component of accumulated other comprehensive income during the thirty-nine weeks ended September 26, 2014 were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities (1)	Total other comprehensive income, net of tax
Balance at beginning of period	$2,129	$(96)	$2,033
Current-period other comprehensive income (2)	(997)	372	(625)
Balance at end of period	$1,132	$276	$1,408

(1)
Consists of deferred compensation plan accounts, which includes mutual funds and available-for-sale securities. Available-for-sale securities which give rise to gains and losses are limited to our investments in select certificates of deposit.

(2)	The tax impact of the components of other comprehensive income was immaterial.

Page - 19

Notes to Consolidated Financial Statements—(Continued)

NOTE 17:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Thirty-nine weeks ended
	September 26, 2014	September 27, 2013
Cash paid during the period for:
Interest	$951	$727
Income taxes	$10,653	$4,112
As of September 26, 2014 and September 27, 2013, we had acquired $1.0 million and $0.3 million of property, plant and equipment on account that was not yet paid. These are considered non-cash investing items.

NOTE 18:	SUBSEQUENT EVENTS

We evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued, and noted no other events that were subject to recognition or disclosure.

Page - 20

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of TrueBlue. Our MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 27, 2013, and our subsequently filed Quarterly Reports on Form 10-Q. The MD&A is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect future results. Our MD&A is presented in the following sections:

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commitments

•	Summary of Critical Accounting Estimates

•	New Accounting Standards
Revenue grew to $633.4 million for the thirteen weeks ended September 26, 2014, a 40.4% increase compared to the same period in the prior year. The revenue increase is primarily due to the acquisition of Staffing Solutions Holdings, Inc. ("Seaton"). We completed the acquisition of all of the outstanding equity interests of Seaton effective June 30, 2014, the first business day of our third quarter. Revenue for Seaton was $148.6 million for the thirteen weeks ended September 27, 2014 or 33% of our revenue growth. The Seaton acquisition expanded the scope of our services from temporary blue-collar staffing to include outsourced workforce management solutions:

•
Staff Management | SMX provides exclusive recruitment and on-premise management of a facility's contingent workforce (Outsourced Workforce Management or "OWM"). The dedicated on-premise teams are supported by centralized services for sourcing and screening candidates, drug testing, verification and compensation together with reporting and other administrative activities. Centralized recruiting and customer support services are based in Chicago with no branch network;

•	Staff Management | SMX also provides management of multiple third party staffing vendors on behalf of their customers to manage contingent labor spend (Managed Service Provider or "MSP"); and,

•
PeopleScout and Australia-based hrX provide high-volume outsourced recruitment of permanent employees on behalf of their customers (Recruitment Process Outsourcing or "RPO"). PeopleScout and hrX provide full turnkey solutions for the entire sourcing through on-boarding recruiting process for both hourly and exempt employees. In 2013 they placed over 250,000 individuals into permanent jobs. Centralized recruiting and customer support services are based in Chicago with no branch network.

Page - 21

Seaton offers outsourced workforce solutions as an integrated partner with their customers. They have dedicated teams on-site at their customers' facilities while leveraging centralized support services for sourcing and recruiting to the specialized needs of each customer. Seaton does not operate a branch network to service their customers and accordingly operates a more flexible centralized support structure.
Seaton is headquartered in Chicago and their operations will continue to be managed and supported from Chicago. See Note 2: Acquisition, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details of our acquisition of Seaton. We are in the process of integrating Seaton and determining our operating segments and future segment reporting.
Approximately 5% of the revenue growth for the thirteen weeks ended September 26, 2014 was generated from the acquisition of The Work Connection, Inc. ("TWC") effective October 1, 2013. We acquired substantially all of the assets and assumed certain liabilities of TWC, a light industrial staffing provider with 37 branches located predominantly in the Midwest, which had minimal overlap with existing TrueBlue branch offices. TWC's operations were primarily integrated with those of our Spartan Staffing service line during the fourth quarter of 2013.
Organic revenue growth for the quarter was approximately 2%, or 5% excluding our energy practice. The immediate pipeline for new energy projects has not offset project completions. We expect this trend to continue into the first quarter of 2015, but believe there is opportunity for improvement as we enter warmer weather months in the second quarter of 2015.
Gross profit as a percentage of revenue for the thirteen weeks ended September 26, 2014 was 25.2% compared to 27.4% for the same period in 2013. The decline was largely due to the impact of the acquisition of Seaton and TWC, which carried lower gross margins in comparison with our blended company average. This was offset by improved gross margin in our organic business through disciplined pricing and management of our temporary labor wages, payroll taxes, and benefits.
Selling, general and administrative ("SG&A") spending increased $29.6 million to $120.3 million for the thirteen weeks ended September 26, 2014 compared to the same period in the prior year. The increase is primarily related to the acquired operations of Seaton of $20.0 million. We completed the acquisition of Seaton on the first business day of our third quarter of 2014. We incurred $2.3 million of costs related to our acquisition and integration of Seaton during the third quarter ended September 26, 2014 and expect to complete our integration by mid-2015. SG&A spending also increased by approximately $2.6 million due to the acquired operations of TWC . We completed the acquisition of TWC in the beginning of our fourth quarter of 2013. We incurred $0.6 million of costs related to our acquisition of TWC during the thirteen weeks ended ended September 27, 2013 and completed the integration in the fourth quarter of 2013.
The remaining increase is primarily due to variable SG&A expenses associated with organic revenue growth and continued investments in our strategy to align the dedicated sales, recruiting, and services of our branch-based service lines to better serve our customers and enable further branch consolidation and centralization of services, which we believe will continue to increase our operating efficiency.
SG&A as a percentage of revenue decreased to 19.0% for the thirteen weeks ended September 26, 2014 from 20.1% for the same period in 2013, primarily due to Seaton and their lower cost of doing business as a percent of sales. This was partially offset by the continued investments in our strategy to align the dedicated sales, recruiting, and services of our branch-based service lines, enable further branch consolidation and centralization of services, and continue to increase our operating efficiency. We consolidated 14 branches during this quarter and expect to consolidate additional branches in the future.

Depreciation and amortization increased $4.9 million primarily due to acquired finite-lived tangible and intangible assets acquired through acquisitions for the thirteen weeks ended September 26, 2014.

Income tax expense for the thirteen weeks ended September 26, 2014 included increased Work Opportunity Tax Credit benefits of approximately $2.9 million. The Work Opportunity Tax Credit program has not been renewed for 2014 new hires. However, we continue to generate benefits from prior year programs. The increased credits are primarily due to qualified workers working longer, mix of workers generating higher credits, such as veterans, and states processing a backlog of credit applications with higher than expected certification rates.
Net income grew to $20.9 million, or $0.51 per diluted share, for the thirteen weeks ended September 26, 2014, compared to $19.0 million, or $0.47 per diluted share, for the same period in 2013.

Page - 22

RESULTS OF OPERATIONS
The following table presents selected financial data (in thousands, except percentages and per share amounts):
Total company results

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Revenue from services	$633,365	$451,169	$1,482,655	$1,219,977
Total revenue growth %	40.4%	18.9%	21.5%	16.8%

Gross profit	$159,599	$123,528	$378,741	$322,040
Gross profit as a % of revenue	25.2%	27.4%	25.5%	26.4%

Selling, general and administrative expenses	$120,318	$90,767	$308,654	$268,538
Selling, general and administrative expenses as a % of revenue	19.0%	20.1%	20.8%	22.0%

Depreciation and amortization	$9,719	$4,771	$20,126	$15,133
Depreciation and amortization as % of revenue	1.5%	1.1%	1.4%	1.2%

Income from operations	$29,562	$27,990	$49,961	$38,369
Income from operations as a % of revenue	4.7%	6.2%	3.4%	3.1%

Interest and other income (expense), net	$(409)	$416	$385	$1,167

Net income	$20,910	$18,952	$38,650	$30,412
Net income per diluted share	$0.51	$0.47	$0.94	$0.75

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the seasonality of our customers’ businesses as well as timing and duration of project work. Demand for our legacy TrueBlue blue-collar temporary staffing services is typically higher during the second and third quarters of the year with demand peaking in the third quarter and is lower during the first and fourth quarters, in part due to limitations to outside work during the winter months. Demand for Seaton OWM services is significantly higher during the fourth quarter in connection with manufacturing and distributing for the holiday season.

Our year over year trends are significantly impacted by acquisitions. Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general-labor staffing provider in the United States. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. MDT operations were primarily integrated with our Labor Ready service line. We consolidated 65 branch locations, blended our sales and service teams, and fully integrated all former MDT locations into our enterprise systems. The acquisition of MDT has both deepened our expertise and strengthened our position in the key industries we serve. The customers of MDT have been fully integrated with our existing customer base and are serviced by our blended operations. We completed the integration of all remaining administrative services during the second quarter of 2013. Due to full consolidation of the MDT branches, blending our sales and service teams, and fully integrating all former MDT locations into our enterprise systems, we cannot accurately segregate the acquisition revenue from our organic revenue growth.

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
We completed the acquisition of all of the outstanding equity interests of Seaton effective June 30, 2014, the first business day of our third quarter. Revenue for Seaton was $148.6 million for the thirteen weeks ended September 27, 2014 or 33% of our revenue growth. The Seaton acquisition expanded the scope of our services from temporary blue-collar staffing to include outsourced workforce management solutions:

Page - 23

•
Staff Management | SMX provides exclusive recruitment and on-premise management of a facility's contingent workforce (Outsourced Workforce Management or "OWM"). The dedicated on-premise teams are supported by centralized services for sourcing and screening candidates, drug testing, verification and compensation together with reporting and other administrative activities. Centralized recruiting and customer support services are based in Chicago with no branch network;

•	Staff Management | SMX also provides management of multiple third party staffing vendors on behalf of their customers to manage contingent labor spend (Managed Service Provider or "MSP"); and,

•
PeopleScout and Australia-based hrX provide high-volume outsourced recruitment of permanent employees on behalf of their customers (Recruitment Process Outsourcing or "RPO"). PeopleScout and hrX provide full turnkey solutions for the entire sourcing through on-boarding recruiting process for both hourly and exempt employees. In 2013 they placed over 250,000 individuals into permanent jobs. Centralized recruiting and customer support services are based in Chicago with no branch network.

Seaton offers outsourced workforce solutions as an integrated partner with their customers. They have dedicated teams on-site at their customers' facilities while leveraging centralized support services for sourcing and recruiting to the specialized needs of each customer. Seaton does not operate a branch network to service their customers and accordingly operates a more flexible centralized support structure.
Seaton is headquartered in Chicago and its operations will continue to be managed and supported from Chicago. See Note 2: Acquisition, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details of our acquisition of Seaton.
We are in the process of integrating Seaton and determining our segments and future segment reporting. We incurred $2.3 million of costs related to our acquisition and integration of Seaton during the third quarter ended September 26, 2014 and expect to complete our integration by mid-2015.

The impact of Seaton on our consolidated results is highlighted as follows (in thousands):

	13 Weeks Ended
	September 26, 2014			September 27, 2013
	Legacy TrueBlue	Seaton (1)	Total Company	Legacy TrueBlue
Revenue from services	$484,729	$148,636	$633,365	$451,169

Earnings before interest depreciation and amortization	$32,593	$6,688	39,281	32,761
Depreciation and amortization			9,719	4,771
Income from operations			29,562	27,990
Interest income (expense), net			(409)	416
Income before tax expense			29,153	28,406
Provision for taxes			8,243	9,454
Net income			$20,910	$18,952

(1) Seaton was acquired effective June 30, 2014. Therefore, the comparative prior year amounts are not presented.
Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Revenue from services	$633,365	$451,169	$1,482,655	$1,219,977
Total revenue growth %	40.4%	18.9%	21.5%	16.8%

Page - 24

Revenue grew to $633.4 million for the thirteen weeks ended September 26, 2014, a 40.4% increase compared to the same period in the prior year. The revenue increase is primarily due to the acquisition of Seaton. Revenue for Seaton was $148.6 million for the thirteen weeks ended September 26, 2014 or 33% of our revenue growth. Approximately 5% of the revenue growth was generated from the acquisition of TWC.
Organic revenue for the quarter was approximately 2%, or 5% excluding our energy practice. The immediate pipeline for new green energy projects has not offset project completions. We expect this trend to continue into the first quarter of 2015, but believe there is opportunity for improvement as we enter warmer weather months in the second quarter of 2015.
Revenue grew to $1,482.7 million for the thirty-nine weeks ended September 26, 2014, a 21.5% increase compared to the same period in the prior year. The increase was due primarily to revenue generated from the acquisitions of MDT effective February 4, 2013, TWC effective October 1, 2013, and Seaton effective June 30, 2014. The remainder of our growth was generated from organic revenue growth across most geographies and industries we serve. The organic revenue growth was negatively impacted by a slowdown within the green energy sector. We continue to experience customer project delays and slowed investment. In addition, demand for our services slowed during the first quarter of 2014 due to severe weather conditions.
Gross profit
Gross profit was as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Gross profit	$159,599	$123,528	$378,741	$322,040
Percentage of revenue	25.2%	27.4%	25.5%	26.4%
Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation costs, and reimbursable costs. Gross profit as a percentage of revenue for the thirteen weeks ended September 26, 2014 was 25.2% compared to 27.4% for the same period in 2013. The decline was largely due to the impact of the acquisition of Seaton and TWC, which carried a lower gross margin in comparison with our blended company average. Excluding the impact of acquisitions on our blended company average, gross profit as a percentage of revenue improved through disciplined pricing and management of our temporary labor wages, payroll taxes, and benefits.
Gross profit as a percentage of revenue for the thirty-nine weeks ended September 26, 2014 was 25.5% compared to 26.4% for the same period in the prior year. This was due largely to the impact of the acquisitions of Seaton, TWC, and MDT, which carried lower gross margins in comparison with our blended company average, offset by the favorable impact from disciplined management of bill rates.
Workers’ compensation expense as a percentage of revenue was 3.4% and 3.7% for the thirteen and thirty-nine weeks ended September 26, 2014, respectively, compared to 3.7% and 3.8%, respectively, for the same periods in the prior year. The decline is due in part to the acquisition of Seaton and the lower cost of workers compensation cost as a percentage of revenue due to the nature of their business. In addition, we continue to actively manage workers’ compensation expense through the safety of our temporary workers with our safety programs and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers' compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers' compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Selling, general and administrative expenses	$120,318	$90,767	$308,654	$268,538
Percentage of revenue	19.0%	20.1%	20.8%	22.0%

Page - 25

SG&A spending increased $29.6 million to $120.3 million for the thirteen weeks ended September 26, 2014 compared to the same period in the prior year. The increase is primarily related to the acquired operations of Seaton of $20.0 million. We completed the acquisition of Seaton on the first business day of our third quarter of 2014. We incurred $2.3 million of costs related to our acquisition and integration of Seaton during the third quarter ended September 26, 2014 and expect to complete our integration by mid-2015. SG&A spending increased due to the acquired operations of TWC by approximately $2.6 million. We completed the acquisition of TWC in the beginning of our fourth quarter of 2013. We incurred $0.6 million of costs related to our acquisition of TWC during the third quarter ended September 27, 2013 and completed the integration in the fourth quarter of 2013.
The remaining increase is primarily due to variable SG&A expenses associated with organic revenue growth and continued investments in our strategy to align the dedicated sales, recruiting, and services of our branch-based service lines to better serve our customers and enable further branch consolidation and centralization of services, which we believe will continue to increase our operating efficiency.
Seaton offers outsourced workforce solutions as an integrated partner with their customers. They have dedicated teams on-site at their customers' facilities while leveraging centralized support services for sourcing and recruiting staff for the specialized needs of each customer. Seaton does not operate a branch network to service their customers and accordingly operates a more flexible centralized support structure with lower SG&A. The lower SG&A costs as a percent of sales offsets the lower gross margins of the OWM business, to deliver comparable results to those of our legacy TrueBlue blue-collar temporary staffing solutions.
SG&A as a percentage of revenue decreased to 19.0% for the thirteen weeks ended September 26, 2014 from 20.1% for the same period in 2013 primarily due to Seaton and their lower cost of doing business as a percent of sales. This was partially offset by the continued investments in our strategy to align the dedicated sales, recruiting, and services of our branch-based service lines, enable further branch consolidation and centralization, and continue to increase our operating efficiency. We consolidated 14 branches during this quarter and expect to consolidate additional branches in the future.

SG&A spending increased $40.1 million to $308.7 million for the thirty-nine weeks ended September 26, 2014. The increase is primarily related to acquired operations of Seaton, TWC, and MDT; and the variable costs associated with organic revenue growth and costs related to strategic initiatives. Increased spending was partially offset by a decline in non-recurring costs related to acquisitions. During the thirty-nine weeks ended September 26, 2014 we incurred $4.3 million of costs related to our acquisition of Seaton compared to total non-recurring acquisition and integration costs for MDT and TWC of $6.6 million during the thirty-nine weeks ended September 27, 2013.
We consolidated 52 branches during the thirty-nine weeks ended September 26, 2014 and expect to consolidate additional branches over the remainder of the year. We expect further leverage benefit from branch consolidations in the future. We continue to make investments in our strategy to align the dedicated sales, recruiting, and services of our branch-based service lines to better serve our customers and enable further branch consolidation and centralization of services, which will increase our operating efficiency.
Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Depreciation and amortization	$9,719	$4,771	$20,126	$15,133
Percentage of revenue	1.5%	1.1%	1.4%	1.2%
Depreciation and amortization expense for the thirteen and thirty-nine weeks ended September 26, 2014 increased over the same periods in 2013 by $4.9 million and $5.0 million respectively, primarily from increased amortization related to the finite-lived intangible assets acquired through acquisitions.
Interest and other income (expense), net
Interest and other income (expense), net is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Interest and other income (expense), net	$(409)	$416	$385	$1,167

Page - 26

Net interest expense for the thirteen weeks ended September 26, 2014 was $0.4 million and net interest income for the thirty-nine weeks ended September 26, 2014 was $0.4 million compared to net interest income of $0.4 million and $1.2 million over the same periods in 2013. The increase in interest expense is due to the debt assumed to acquire Seaton at the beginning of the third quarter.
Income taxes
The income tax expense and the effective income tax rate were as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Income tax expense	$8,243	$9,454	$11,696	$9,124
Effective income tax rate	28.3%	33.3%	23.2%	23.1%

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

Our effective tax rate on earnings for the thirteen and thirty-nine weeks ended September 26, 2014,was 28.3% and 23.2%, respectively, compared to 33.3% and 23.1%, respectively, for the same periods in 2013. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results from the Work Opportunity Tax Credit ("WOTC"), state and foreign income taxes, and certain non-deductible expenses. WOTC expired in 2013 and has not yet been renewed by Congress for 2014 new hires.

Changes to our tax provision as a result of the WOTC were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Effective income tax rate without WOTC	40.5%	40.9%	41.2%	41.2%
WOTC estimate from current year wages	(2.3)%	(7.6)%	(2.3)%	(7.6)%
Effective income tax rate before discrete adjustments	38.2%	33.3%	38.9%	33.6%
Additional WOTC from prior year wages	(9.9)%	—%	(15.7)%	(10.5)%
Effective income tax rate with WOTC	28.3%	33.3%	23.2%	23.1%

The comparability of net income for the thirteen weeks ended September 26, 2014, to the same period in 2013, was impacted by discrete adjustments to income taxes for WOTC. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. During the thirteen weeks ended September 26, 2014, we generated substantially more prior year credits because more veterans with higher credits were certified than expected, our qualified workers worked longer generating more credits than expected, and many states processed a backlog of credit applications with higher than expected certification rates. These factors generated additional WOTC benefits of approximately $8 million, which were recognized during the thirty-nine weeks ended September 26, 2014. This tax credit benefit decreased our effective tax rate for the thirty-nine weeks ended September 26, 2014 from our expected 2014 rate of 38.9% to 23.2%.

The effective income tax rate in the prior year was due primarily to the retroactive restoration of the WOTC. The American Taxpayer Relief Act of 2012 ("the Act"), which was signed into law on January 2, 2013, retroactively restored the WOTC. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on our U.S. federal taxes for 2012 was recognized in the thirty-nine weeks ended September 27, 2013. The effective tax rate was also favorably impacted by the estimated increase to our WOTC benefits from the IRS extension of the 2012 WOTC certification request deadline to April 29, 2013, and by receipt of additional WOTC certification approvals related to years prior to 2012. These factors generated additional worker opportunity tax credit benefits of $4.2 million, which were recognized during the thirty-nine weeks ended September 27, 2013.

Page - 27

This tax credit benefit decreased our effective tax rate for the thirty-nine weeks ended September 27, 2013 from our expected 2013 rate of 33.6% to 23.1%.

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

•
We experienced organic revenue growth across most of our business lines and geographies during 2014. However, organic revenue growth in the third quarter of 2014 was lower than expected due primarily to lower revenue from the energy sector of our business. The immediate pipeline of new projects has not offset project completions. We expect this trend to continue through the first quarter of 2015 resulting in a negative impact of $5 to $15 million of revenue per quarter, in comparison with comparable prior year periods. Thereafter, the lower revenue from the energy sector will be reflected in our quarterly run rates. We believe the future for the energy market continues to be bright and our opportunity to service that market will see improvement as we enter warmer weather months in the second quarter of 2015.

•
Acquisitions are a key element of our growth strategy. We have a proven track record of successfully acquiring and integrating companies and believe we have a strong business competence to continue to do so. On June 30, 2014, we completed the acquisition of Seaton and, as a result, we will be able to offer a broader range of outsourcing workforce solutions to all our customers. We can now do more for our customers through sourcing, screening, and on-boarding their on-premise temporary workers and permanent employees. Through the Seaton acquisition we added industry leaders People Scout, Staff Management | SMX, and Australia-based hrX to our service lines. We have been successful in retaining the leadership, customers and operations of Seaton. We will continue to operate Seaton from Chicago. The service offerings of Seaton are complementary to our legacy business. As such, there is little operational integration to be performed. Most integration efforts are focused on financial systems, efficiencies in common programs, and other administrative activities which we expect to be completed by the end of the second quarter of 2015.

•
Commencing in 2015, we will be required by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) to offer health care benefits to our temporary workers. While we currently offer health care benefits to our permanent employees, we do not currently offer health care benefits to the majority of our temporary workers. In order to comply with the ACA, we intend to begin offering health care coverage in 2015 to all temporary employees eligible for coverage under the ACA. We intend to increase our customer bill rates for the cost increases related to offering this healthcare coverage to our temporary workers. Our best estimate of this increased cost is approximately 0.1% to 0.4% of of estimated 2015 revenue. This estimate of increased cost is based upon various assumptions regarding our temporary workers and their participation rates and related factors which may change. As the regulatory implementation requirements continue to be modified and clarified, any such modifications and clarifications may impact the estimated cost to us. We will continue to evaluate the requirements of the ACA and the costs related to implementing the ACA. Although we intend to pass on to our customers any cost increases related to our temporary workers, there is no assurance that we will be fully successful in doing so.

•
During 2014, we expect to deploy additional technology that will enhance our recruiting and service capabilities. When combined with the mobile dispatch technology deployed during 2013 and electronic pay the year prior, we expect to drive further productivity gains by increasing the size and quality of our applicant pool as well as the number and speed with which jobs are filled and workers paid. Our ability to reach a wide range of applicants is expanding our geographic reach and enabling branch consolidation and centralization which we believe will increase our operating efficiency. We have consolidated 52 branches since the beginning of the year and intend to close additional branches in the future.

LIQUIDITY AND CAPITAL RESOURCES
As of September 26, 2014, our cash, cash equivalents, and marketable securities totaled $31.0 million compared to $142.7 million as of December 27, 2013, a decrease of $111.7 million. This decrease in cash, cash equivalents, and marketable securities was primarily driven by cash used to purchase Seaton for a cash purchase price of $308.0 million, net of cash acquired. We entered

Page - 28

into a Second Amended and Restated Credit Agreement at the end of the second quarter for a secured revolving credit facility of up to a maximum of $300.0 million, $187.0 million of which was used to fund the Seaton acquisition in addition to $121.0 million of existing cash.
The following discussion highlights our cash flow activities for the thirty-nine weeks ended September 26, 2014.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 26, 2014	September 27, 2013
Net income	$38,650	$30,412
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,126	15,133
Provision for doubtful accounts	9,619	8,785
Stock-based compensation	8,902	6,428
Deferred income taxes	6,077	(1,694)
Other operating activities	(148)	1,213
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(26,391)	(24,776)
Income taxes	(3,179)	6,580
Accounts payable and other accrued expenses	9,686	4,691
Workers' compensation claims reserve	532	2,785
Other assets and liabilities	(3,971)	(4,280)
Net cash provided by operating activities	$59,903	$45,277
Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by sales volume, timing of collections, seasonal sales patterns, and profit margins.
Net cash provided by operating activities was $59.9 million for the thirty-nine weeks ended September 26, 2014, compared to $45.3 million for the same period in 2013.

•	The increase in cash from operating activities is primarily due to net income of $38.7 million.

•	Depreciation and amortization increased over 2013 by $5.0 million primarily due to the amortization of acquired finite-lived intangible assets in connection with the acquisition of Seaton.

•	Stock based compensation increased for performance shares due to estimated improvements to company performance with the acquisition of Seaton.

•
Accounts receivable followed normal seasonal patterns through the third quarter of 2014 by increasing from the beginning of the year. The increase over the prior year is due to revenue growth. Our business experiences seasonal fluctuations. Demand for our legacy TrueBlue blue-collar temporary staffing services is higher during the second and third quarters of the year with demand peaking in the third quarter and is lower during the first and fourth quarters, in part due to limitations to outside work during the winter months.

•
Income taxes receivable increased in the current year primarily due to the utilization of acquired net operating losses from Seaton. In the prior year, the income tax receivable declined due to refunds of prior year amended returns due primarily to additional worker opportunity tax credits realized.

•
Accounts payable and accrued expenses followed normal seasonal patterns through the third quarter of 2014 by increasing from the beginning of the year. The increase over the prior year is primarily due to business expansion.

Page - 29

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 26, 2014	September 27, 2013
Capital expenditures	$(10,213)	$(10,350)
Acquisition of businesses, net of cash acquired	(307,972)	(54,872)
Purchases of marketable securities	(25,057)	(35,300)
Sales and maturities of marketable securities	43,917	205
Change in restricted cash and cash equivalents	10,020	(1,338)
Purchase of restricted investments	(18,196)	(9,175)
Maturities of restricted investments	10,588	13,337
Net cash used in investing activities	$(296,913)	$(97,493)

•
Cash flows used in investing activities increased primarily due to the acquisition of Seaton for $308 million. In the prior year, cash flows used in investing activities increased primarily due to our acquisition of MDT for $53.4 million in cash, effective February 4, 2013.

•
Our marketable securities consisted of CDs, VRDNs, corporate debt securities, municipal debt securities, and commercial paper, which are classified as available-for-sale. We sold all of our VRDNs, corporate and municipal debt securities, and commercial paper during the thirteen weeks ended June 27, 2014, for our acquisition of Seaton.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. When combining the change in restricted cash and cash equivalents with purchases of restricted investments net of maturities of restricted investments, restricted cash and investments increased by $2.4 million for the thirty-nine weeks ended September 26, 2014. This increase is primarily due to an increase in the collateral requirements by our workers' compensation insurance providers related to growth in operations, which was partially offset by claim payments.

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 26, 2014	September 27, 2013
Net proceeds from stock option exercises and employee stock purchase plans	$1,673	$8,731
Common stock repurchases for taxes upon vesting of restricted stock	(3,021)	(2,653)
Proceeds from long-term debt	186,994	34,000
Payments on debt and other liabilities	(41,700)	(8,115)
Other	1,242	720
Net cash provided by (used in) financing activities	$145,188	$32,683
The increase to net cash provided by financing activities is primarily due to financing a portion of the Seaton acquisition. We entered into a Second Amended and Restated Credit Agreement for a secured revolving credit facility of up to a maximum of $300.0 million, of which $187.0 million was used to fund a portion of the acquisition price effective June 30, 2014. See Note 10: Debt, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q, for details of our Second Amended and Restated credit facility. The credit facility was partially repaid during the third quarter of 2014 in the amount of $40.0 million.
In the prior year, the change in cash provided by financing activities was mainly due to proceeds from our Term Loan Agreement with Synovus Bank of $34.0 million in connection with our acquisition of MDT in February 2013.

Page - 30

Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
On June 30, 2014, we entered into a credit facility with Bank of America, N.A., Wells Fargo Bank, National Association, and PNC Capital Markets LLC, for a secured revolving credit facility of up to a maximum of $300.0 million (the “Amended Credit Facility”). The Amended Credit Facility amends and restates our existing Amended and Restated Credit Agreement dated as of September 30, 2011 with Bank of America and Wells Fargo Capital Finance, LLC and expires on June 30, 2019. We borrowed $187.0 million under the Amended Credit Facility on June 30, 2014 to purchase Seaton. The Amended Credit Facility is an asset backed facility which is principally based on accounts receivable. The additional amount available to borrow at September 26, 2014 was $87.3 million. We believe the Amended Credit Facility provides adequate borrowing availability.

•
We had cash, cash equivalents, and highly liquid marketable securities of $31.0 million at September 26, 2014. We expect to operate with approximately $30 million of cash and apply any excess cash towards the outstanding balance on our credit facility.

•
The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At September 26, 2014, we had restricted cash and investments totaling approximately $152.3 million.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources

Revolving Credit Facility

See Note 10: Debt, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of the Credit Facility, which was outstanding as of the quarter ended September 26, 2014.
Restricted Cash and Investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At September 26, 2014, we had restricted cash and investments totaling approximately $152.3 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust").
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

	S&P	Moody's	Fitch
Short-term Rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term Rating	A-	A3	A-
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
For workers’ compensation claims originating in Washington, North Dakota, Ohio, Wyoming, Canada and Puerto Rico (our “monopolistic jurisdictions”), we pay workers’ compensation insurance premiums and obtain full coverage under government-

Page - 31

administered programs (with the exception of our Labor Ready service line in the state of Ohio where we have a self-insured policy). Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions.
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
Our total collateral commitments were made up of the following components (in thousands):

	September 26, 2014	December 27, 2013
Cash collateral held by insurance carriers	$22,643	$23,747
Cash and cash equivalents held in Trust (1)	25,806	31,474
Investments held in Trust	92,699	86,678
Letters of credit (2)	22,573	7,867
Surety bonds (3)	15,742	16,099
Total collateral commitments	$179,463	$165,865

(1)	Included in this amount is $0.9 million and $0.8 million of accrued interest at September 26, 2014 and December 27, 2013.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit as of September 26, 2014 and December 27, 2013.

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

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the period end dates presented (in thousands):

	September 26, 2014	December 27, 2013
Total workers’ compensation reserve	$233,943	$214,829
Add back discount on workers' compensation reserve (1)	18,073	19,624
Less excess claims reserve (2)	(34,613)	(34,100)
Reimbursable payments to insurance provider (3)	9,047	9,500
Less portion of workers' compensation not requiring collateral (4)	(46,987)	(43,988)
Total collateral commitments	$179,463	$165,865

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The discounted workers’ compensation claims reserve was $233.9 million at September 26, 2014.

Page - 32

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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At September 26, 2014, the weighted average rate was 1.8%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 26, 2014, the weighted average rate was 3.8%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15.5 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $34.6 million and $34.1 million as of September 26, 2014 and December 27, 2013, respectively.
Certain workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes during the period covered by this quarterly report, except for our Second Amended and Restated Credit Agreement entered into in conjunction with our acquisition of Seaton discussed in detail at Note 10: Debt, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2013.

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

Page - 33

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part 1, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2013.

Item 4.	CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 26, 2014, our disclosure controls and procedures are effective.
During the fiscal quarter ended September 26, 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 34

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
See Note 11: Commitments and Contingencies, to our Consolidated Financial Statements found in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	RISK FACTORS
Investing in our securities involves risk. The following risk factors and all other information set forth in this Quarterly Report on Form 10-Q should be considered in evaluating our future prospects. In particular, keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, words such as “anticipate,” “believe,” "may," “expect,” “intend,” “plan” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. If any of the events described below occurs, our business, financial condition, reputation, results of operations, liquidity, access to the capital markets, or stock price could be materially and adversely affected.
Our business is significantly affected by fluctuations in general economic conditions.
The demand for our workforce solutions is highly dependent upon the state of the economy and upon the workforce needs of our customers. As economic activity slows, companies tend to reduce their use of temporary employees and reduce their recruitment of new employees before terminating their permanent employees. Significant declines in demand and corresponding revenues can result in expense de-leveraging, which would result in lower profit levels. Any variation in the economic condition or unemployment levels of the United States, Puerto Rico, or Canada or in the economic condition of any region or specific industry in which we have a significant presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have adverse impacts on our customers' ability to pay us for services we have already provided.
Our business is subject to extensive government regulation that could materially harm our business.
Our business is subject to extensive regulation. The cost to comply, and any inability to comply, with government regulation could materially harm our business. Our business largely entails employing individuals on a temporary basis and placing such individuals in customers' workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) include various healthcare and insurance-related provisions to take effect through 2015, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the ACA does not mandate that employers offer health insurance, beginning in 2015, tax penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or minimum value requirements. Providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage does not satisfy the requirements of the statute, will increase our costs. If we are unable to sufficiently raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.
We may incur employment related and other claims that could materially harm our business.
In our business we employ individuals on a temporary basis and place them in our customers' workplaces. We have minimal control over our customers' workplace environments. As the employer of record of our temporary workers, we incur a risk of liability for various workplace events, including claims for personal injury, wage and hour violations, discrimination, harassment, and other liabilities arising from the actions of our customers and temporary workers. In addition, some or all of these claims may give rise to litigation including class action litigation. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
We maintain insurance with respect to certain of such claims. We cannot be certain that our insurance will be available, or if available, is in sufficient amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, or at all, or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

Page - 35

Significant increases in payroll-related costs could adversely affect our business.
The wage rates we pay to temporary workers are based on many factors, including applicable minimum wage requirements. Increases in the minimum wage in regions across the country, or nationally, will increase our costs. With these wages, we pay a number of government mandated payroll-related costs and expenses, including unemployment insurance taxes. Unemployment insurance taxes paid by employers typically increase during periods of increased levels of unemployment. If we are not able to increase the fees charged to customers to absorb any increased costs related to minimum wages or other payroll-related costs and expenses, our results of operations and financial condition could be adversely affected.
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
Unexpected changes in claim trends on our workers' compensation may negatively impact our financial condition.
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
Our increased debt levels could have significant consequences for the operation of our business, including: requiring us to dedicate a significant portion of our cash flow from operations to servicing our debt rather than using it for our operations; limiting our ability to obtain additional debt financing for future working capital, capital expenditures, or other corporate purposes; limiting our ability to take advantage of significant business opportunities, such as acquisition opportunities; limiting our ability to react to changes in market or industry conditions; and putting us at a competitive disadvantage compared to competitors with less debt.

Page - 36

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
We may not realize all the economic benefit from our acquisitions, which could result in future impairment of acquired intangibles. Under accounting principles generally accepted in the United States, we review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which we determine an impairment of our acquired intangible assets has occurred, negatively impacting our financial condition.
We operate in a highly competitive business and may be unable to retain customers or market share.
Our business is highly competitive, rapidly innovating, and the barriers to entry are low. Large, well-financed competitors, as well as small new competitors, may increase pricing pressures. We also experience competition from internet-based companies providing a variety of flexible workforce solutions. We expect this form of competition to grow in the future and require innovation and changes in the way we do business to remain relevant to our customers. In addition, long-term contracts form only a small portion of our revenue. Therefore, there can be no assurance that we will be able to retain customers or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain our current profit margins.
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
Our performance is dependent on attracting and retaining qualified employees and applicants who are able to meet the needs of our customers. We believe our competitive advantage is providing unique solutions for each individual customer, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit, train, and motivate a sufficient number of qualified individuals may delay or affect

Page - 37

the speed of our planned growth or strategy change. Delayed expansion, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.
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
Our business involves the use, storage, and transmission of information about applicants, employees, and customers. Additionally, our temporary workers may have access or exposure to confidential customer information. Failure to protect the integrity and security of such confidential and/or proprietary information, or applicants', employees', and customers' information, could expose us to litigation and materially damage our relationship with our employees and our customers. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions. Our failure to adhere to or successfully implement changes in response to the changing regulatory requirements could result in legal liability, additional compliance costs, and damage to our reputation.
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

Page - 38

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 26, 2014.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
6/28/14 through 7/25/14	4,116	$28.97	—	$35.2 million
7/26/14 through 8/22/14	1,459	$26.76	—	$35.2 million
8/23/14 through 9/26/14	7,540	$27.05	—	$35.2 million
Total	13,115	$27.62	—

(1)
During the thirteen weeks ended September 26, 2014, we purchased 13,115 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75 million share repurchase program in July 2011 that does not have an expiration date. As of September 26, 2014, $35.2 million remains available for repurchase of our common stock under the current authorization.

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

Page - 39

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	10/27/2014
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	10/27/2014
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	10/27/2014
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Sr. Vice President

Page - 40