Form 10-K
period 2014-12-26
TrueBlue, Inc.
filed 2015-02-23
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 26, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-14543
____________________________________
TrueBlue, Inc.
(Exact name of Registrant as specified in its charter)
______________________________________

Washington	91-1287341
(State of Incorporation)	(IRS Employer ID)

1015 A Street, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:    (253) 383-9101
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock no par value	The New York Stock Exchange
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 27, 2014, was approximately $1.1 billion.
As of February 2, 2015, there were 41,543,267 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 13, 2015, which definitive proxy statement will be filed no later than 120 days after the end of the fiscal year to which this report relates.

TrueBlue, Inc.

Page - 3

TrueBlue, Inc.
Form 10-K

PART I
COMMENT ON FORWARD LOOKING STATEMENTS
Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Actual events or results may differ materially. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We describe risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K), and “Management’s Discussion and Analysis” (Part II, Item 7 of this Form 10-K). We undertake no duty to update or revise publicly any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations, whether because of new information, future events, or otherwise.

Item 1.	BUSINESS
OUR COMPANY
TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of specialized workforce solutions, helping clients improve growth and performance by providing staffing, recruitment process outsourcing, and managed service provider solutions. Our workforce solutions meet clients’ needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help over 135,000 businesses be more productive and we connect as many as 750,000 people and work each year. We are headquartered in Tacoma, Washington.
We began operations in 1989, specializing in on-demand, general labor staffing services with the objective of providing customers with talent and flexible workforce solutions to enhance the performance of their business. We expanded our on-demand, general labor staffing services through organic geographic expansion throughout the United States, Canada, and Puerto Rico. Commencing in 2004, we began expanding through acquisitions to meet the needs of our customers for a full range of blue-collar staffing solutions. With this growth, we are better positioned to help businesses be more productive with a reliable contingent labor workforce and rapidly respond to changing business needs.
Effective June 30, 2014, we acquired Staffing Solutions Holdings, Inc. ("Seaton") which added a full service line of on-premise temporary blue-collar staffing together with complementary outsourced service offerings in recruitment process outsourcing ("RPO") and managed services provider ("MSP") solutions. On-premise staffing is large scale sourcing, screening, recruiting and management of the contingent labor workforce at a customer's facility. RPO is high-volume sourcing, screening, and recruiting of permanent employees for all major industries and jobs. MSP solutions provide customers with improved quality and spend management of their contingent labor vendors. The addition of Seaton added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance.
BUSINESS OVERVIEW
We operate as two reportable segments: Staffing Services and Managed Services. As a result of our acquisition of Seaton, we added the Staff Management | SMX ("Staff Management") on-premise blue-collar temporary staffing service line to our previously reported segment of blue-collar temporary staffing, which is now called Staffing Services. Managed Services includes the PeopleScout and hrX (RPO) service lines and MSP solutions under the Staff Management brand.
Financial information regarding our reportable segments is included in Note 18: Segment Information, to our Consolidated Financial Statements found in Part II Item 8 of this Annual Report on Form 10-K.

Page - 4

Staffing Services
Staffing Services provides a wide range of blue-collar staffing services including general labor, light industrial, skilled trades, aviation and transportation mechanics and technicians, and drivers. The acquisition of Seaton expanded our service offerings to include Staff Management, which provides technology-enabled on-premise contingent staffing and management of a facility's contingent workforce. Customers use Staff Management to outsource a portion of a facility's workforce in order to achieve faster hiring, lower total cost of workforce, increased safety and compliance, improved retention, greater volume flexibility, and enhanced strategic decision making through robust reporting and analytics. Staff Management has experienced high customer retention and expanded utilization of their services at customers' facilities.
Staffing Services helped over 134,000 businesses in 2014 be more productive through easy access to dependable blue-collar contingent labor. Through our Staffing Services we connect approximately 500,000 people and work each year. We service a broad range of industries that include construction, manufacturing, transportation, aviation, waste, hospitality, retail, energy, and many more. We have a network of 692 branches across all 50 states, Puerto Rico, and Canada, plus 162 on-premise locations at customer's facilities.
We use distinct brands to market our specialized blue-collar staffing services, operating as Labor Ready for on-demand general labor, Spartan Staffing for skilled manufacturing and logistics labor, CLP Resources for skilled trades for commercial, industrial, and energy construction as well as building and plant maintenance, PlaneTechs for skilled mechanics and technicians for the aviation and transportation industries, Centerline Drivers for temporary and dedicated drivers for the transportation and distribution industries, and newly acquired Staff Management for on-premise temporary staffing and management of a facility's contingent workforce for manufacturing, assembly, and logistics.
Our Staffing Services operations are all in the blue-collar staffing market of the temporary staffing industry. All of our service lines:

•	Provide blue-collar temporary labor services to our customers;

•	Build a temporary workforce through recruiting, screening, and on-boarding through a broad network of local branch locations, customer on-premise locations, and national service centers;

•	Assign temporary workers to customers' work sites where they ultimately work under the supervision of our customers;

•
Drive profitability by managing the bill rates to our customers and the pay rates to our temporary workers. Profitable growth requires increased volume, bill rates that grow faster than pay rates, and/or leveraging our cost structure;

•	Utilize centralized support services to service our customers; and

•
Use innovative technology to improve our ability to recruit quality workers, effectively match workers to the needs of our customers, manage our contingent workforce, and meet our customers' needs to efficiently and effectively improve productivity. We are focused on improving the ease of doing business with us for both our customers and temporary workers.

Our long-term financial performance expectations of all our staffing service lines are similar as are the underlying financial and economic metrics used to manage those service lines. Profitable growth is driven by leveraging our cost structure across all service lines to achieve economies of scale and investing in technology that improves our productivity.
Temporary Staffing Industry (the terms temporary and contingent are used interchangeably)
The temporary staffing industry supplies staffing services to minimize the cost and effort of hiring and administering permanent employees in order to rapidly respond to changes in business conditions, to temporarily replace absent employees, to temporarily fill new positions, and to convert fixed or permanent labor costs to variable costs. Temporary staffing companies act as intermediaries in matching available temporary workers to employer work assignments. The work assignments vary widely in duration, level of skill, and experience. The temporary staffing industry is large and highly fragmented with many competing companies. No single company has a dominant share of the industry. Staffing companies compete both to recruit and retain a supply of temporary workers and to attract and retain customers to employ these workers. Customer demand for temporary staffing services is dependent on the overall strength of the labor market and workforce flexibility trends. The temporary staffing industry is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing contingent labor services has increased due to low barriers to entry and during recessionary periods the number of companies has decreased through consolidation, bankruptcies, or other events. The temporary staffing industry is currently experiencing increased demand in relation to total job growth as demand for a flexible workforce continues to grow with competitive and economic pressures to reduce costs and respond to rapidly changing market conditions with a more flexible workforce.

Page - 5

Managed Services
Managed Services includes our newly acquired PeopleScout and Australia-based hrX service lines, together with the MSP portion of the Staff Management service line, which were acquired effective June 30, 2014 as part of the Seaton acquisition. PeopleScout and hrX provide recruitment process outsourcing solutions ("RPO"). RPO is high-volume sourcing, screening and recruitment of permanent employees for all major industries and jobs. The RPO solution delivers improved talent quality, faster hiring, increased scalability, reduced turnover, lower cost of recruitment, greater flexibility, and increased compliance. We leverage our proprietary candidate and applicant tracking systems, called myPeopleScout and Springboard, along with dedicated service delivery teams to work as an integrated partner with our customers in providing end-to-end talent acquisition services from sourcing candidates through on-boarding employees. The solution is highly scalable and flexible, allowing for outsourcing of all or a subset of skill categories across a series of recruitment process and on-boarding steps. Customer contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire. Volume, job type, degree of recruiting difficulty, and number of recruiting process steps from sourcing to on-boarding factor into pricing.
Our RPO services are delivered through our highly centralized operations in Chicago, Illinois for PeopleScout and Sydney, Australia for hrX with support from on-site and virtual employee teams. In 2014, PeopleScout and hrX placed over 250,000 individuals into permanent jobs at 70 customers. Our commitment to superior customer service is key to our high customer retention.
Managed Services also includes our newly acquired MSP solution. MSP solutions manage our customer's overall contingent labor program including vendor selection, vendor performance management, vendor compliance monitoring and risk management, and reducing vendor costs. As the customer's exclusive MSP solution provider, we manage multiple workforce vendors utilizing vendor management systems.
Human Resource Outsourcing Market
The human resource outsourcing market involves transitioning various functions handled by internal human resources and labor procurement to outside service providers on a permanent or selective basis. Human resource outsourcing companies allow customers to shed non-core activities in order to reduce costs, free up management time and energy, and gain access to the high-quality services of specialty providers. Human resource departments are continually faced with increased operational complexity, heightened regulatory requirements and pressure to achieve cost savings, which increase the need to migrate non-core functions to outsourced providers. RPO and MSP services are in the early stages of their adoption cycles and therefore we believe they have significantly higher growth potential.
Key trends contributing to RPO growth are as follows:

•
Cost: The majority of customers are able to reduce cost by deploying a RPO solution to reduce their internal human resource cost structure. Companies are increasingly viewing RPO as an attractive and cost effective alternative to contingent search firms.

•
Scalability: RPO providers can add significant scalability to a company's recruiting and hiring efforts, including accommodating seasonal, irregular, and burst hiring without being overstaffed during less busy periods. Providers also help customers increase efficiency by standardizing processes and facilitating transitions for candidates and employees.

•	Access to Talent: RPO programs can access numerous sources to prospect for the best talent more quickly, thereby delivering a better outcome for the customer.

•
Sophisticated Recruitment and Retention: RPO solutions are typically able to source higher quality candidates well suited to the position, leading to a lower turnover rate than an internal recruitment would have achieved. Companies are facing rapidly changing employment demographics, shortage of skilled professional workers, and dynamic changes to how workers connect to work opportunities. RPO offers sophisticated recruiting solutions to these challenges.

Key trends contributing to MSP growth are as follows:

•
Vendor Consolidation: Vendor consolidation can achieve significant efficiencies through enhanced scale and cost advantages such as consolidated invoicing, single reporting, single point of contact, and standardized contracts. An MSP solution allows a company access to a large variety of vendors with the efficiency of working with one supplier.

•
Compliance Pressure: Demand for contingent employee sourcing and workforce management solutions is driven by increasing taxation complexity, work eligibility legislation and compliance monitoring to ensure correct worker classification in order to properly address tax withholding, overtime, social security, unemployment, and healthcare obligations to avoid government penalties and lawsuits.

Page - 6

•
Cost Savings and Access to Talent: MSP programs achieve cost savings through economies of scale with suppliers that would not be obtainable otherwise. An MSP can access numerous sources to prospect for the best talent at the best price more quickly, thereby delivering a better outcome for the customer.

•
Sophisticated Deployment and Monitoring: As an organization's spend on contingent workforces rises, it becomes increasingly interested in having consistency among contractors and processes, robust performance tracking and analytics, and reducing the administrative burden of managing multiple outside vendors. Our MSP solution addresses these needs.

BUSINESS STRATEGY
Organic growth of our specialized workforce solutions.
Our customers have a variety of challenges in running their businesses, many of which are unique to the industry in which they operate, their competitive pressures, and business performance. The addition of Seaton added new services and capabilities to better meet our objective of providing customers with the talent and flexible workforce solutions they need to enhance business performance. Each of our service lines are industry experts dedicated to tailoring solutions which meet the unique needs of our customers and the industries in which they operate. We offer differentiated solutions that meet their current needs and keep pace with their changing needs. We plan to continue building the specialization of our sales and services teams while creating a more seamless experience for our customers to access all of our service lines.
As the economy grows, we will continue to evaluate opportunities to expand our market presence for staffing services. All of our multi-location service lines have opportunities to expand their geographical reach through new physical locations, expanded use of existing locations to provide the full range of blue-collar staffing services, and centralized recruitment and dispatch of our temporary workers to areas without branches. The acquisition of Seaton provides new opportunities to leverage technology and best practice processes in centralized, high-volume, and rapid recruitment of quality workers which are deployed to customers with multi-location demand for temporary staffing. These centralized capabilities when combined with our local presence will accelerate our staffing services growth.

The acquisition of Seaton further accelerates our opportunity to offer a full range of workforce solutions to our combined customer base of large, national customers. Our service lines offer complementary workforce solutions each with unique value propositions. We will leverage our sales channel to provide customers with more comprehensive solutions to enhance their performance and our growth.

Our MSP solution is focused on domestic middle market companies with a growing dependence on contingent labor. We are uniquely positioned to supply blue-collar temporary workers to our customers and with our MSP solution to manage the full range of their contingent labor needs.

Our RPO services are recognized as industry leaders. RPO services are in the early stages of their adoption cycles and therefore we believe they have significantly higher growth potential. The success of early adopters is generating greater opportunity to expand our service offering. We have a differentiated service that leverages innovative technology for high-volume sourcing and dedicated client service teams for connecting workers to opportunities. We have a track record of helping our customers reduce the cost of hiring, add significant scalability to recruiting and hiring, and access numerous sources to prospect for the best talent more quickly, thereby delivering a better outcome for the customer. Companies are facing rapidly changing employment demographics, shortage of skilled professional workers, and dynamic changes to how workers connect to work opportunities. Our solution addresses these growing challenges.
Growth through expansion into complimentary workforce services.
Our customers utilize our workforce solutions to improve the performance of their businesses. With growing demands for improved productivity and connecting to workers, our customers are looking for a full range of services. We are well positioned to offer additional complementary human capital solutions to help our customers achieve further optimization of their workforce and talent acquisition. We expect to leverage our access to workers, innovative technology, and customer relationships to offer tailored solutions that expand our core services and offer greater access to talent.
Leverage technology to improve the temporary worker and customer experience and our efficiency.
We are committed to technology innovation that makes it easier for our customers to do business with us and easier to connect workers and work opportunities. We are making significant investments in online and mobile applications to improve access, speed, and ease of connecting our customers and workers.

Page - 7

We will continue to invest in technology which increases our sustainability, scalability, and agility. These investments improve the efficiency and effectiveness of delivering our service. We expect to be the service leader. We believe that the combination of our technology in the hands of our dedicated service teams, differentiates our service. Recent examples of technology investments, which are delivering superior service and increased efficiency, include online and mobile solutions. We made enhancements to the applicant tracking system, electronic dispatch, and electronic pay capabilities used by our branch network of staffing services. Applicant tracking system enhancements have improved our online sourcing, mobile recruitment, and talent matching capabilities. Electronic dispatch investments have increased the efficiency and speed of delivering services while providing more appealing and efficient methods to interact with candidates and workers. These investments are reducing our dependence on local branches. In 2014 we consolidated 65 branch locations. Additionally, these investments advance our ability to centralize high-volume activities which have increased the reliability of our service delivery and allowed our field personnel to focus on matching the customer's needs with the best solution to enhance their performance.
Growth through acquisitions which enhance our organic growth and technology advances.
Strategic acquisitions continue to be a key growth strategy. We believe we have a core competence in assessing, valuing, and integrating acquisitions culminating in higher shareholder returns. We are excited about the future of the staffing industry and human resource outsourcing and believe we can continue to create shareholder value through acquisitions, which expand our workforce solutions in high-growth markets, enhance our use of technology to better serve our customers, and increase our own efficiency.
CUSTOMERS
Our customers range from small and medium-sized businesses to Fortune 100 customers.
During 2014, we served approximately 135,000 customers in industries including construction, manufacturing, waste, wholesale, retail, transportation, aviation, hospitality, energy and many more. Our ten largest customers accounted for 19.4% of total revenue for 2014, 15.7% for 2013, and 21.7% for 2012. No individual customer accounted for more than 10% of revenue for any of the periods presented.
EMPLOYEES
As of December 26, 2014, we employed approximately 5,000 full-time equivalent employees.
CONTINGENT WORKERS
Our Staffing Services placed approximately 500,000 contingent workers on assignments with our customers during 2014. We recruit contingent workers daily so that we can be responsive to the planned, as well as unplanned, needs of the customers we serve. We attract our pool of contingent workers through online resources, extensive internal databases, advertising, job fairs, and various other methods. We identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies and capabilities to a customer’s requirements. This enables our customers to obtain immediate value by placing a highly productive employee on the job site. We use a variety of proprietary programs and methods for identifying and assessing the skill level of our temporary workers when selecting a particular individual for a specific assignment and retaining those workers for future assignments. We believe that our programs and methods enable us to offer a higher quality of service by increasing productivity, decreasing turnover, and reducing absenteeism.
We provide a bridge to permanent, full-time employment for thousands of contingent workers each year. Workers also come to us because of the flexibility we offer to fill a short-term financial need and/or longer-term contingent labor opportunities. Workers may be assigned to different jobs and job sites, and their assignments could last for as little as a few hours or extend for several weeks or months. We provide our workers meaningful work and the opportunity to improve their skills. We are considered the legal employer, and laws regulating the employment relationship are applicable to our operations. We consider our relations with our contingent workers to be good.
COMPETITION
We compete with other large publicly-held staffing companies as well as privately-owned staffing companies on a national, regional, and local level.
Staffing Services - The strongest staffing services competitor in a particular market is a company with established relationships and a track record of meeting the customer's needs. We also experience competition from internet-based companies providing a variety of flexible workforce solutions. Competition exists in attracting customers as well as qualified temporary workers for our customers. No single company has a dominant share of the industry. Competitive forces have historically limited our ability to

Page - 8

raise our prices to immediately and fully offset increased costs of doing business, some of which include increased contingent worker wages, costs for workers’ compensation, unemployment insurance, and health care.
The most significant competitive factors are price, ability to promptly fill customer orders, success in meeting customers’ expectations of recruiting temporary workers, and appropriately addressing customer service issues. We believe we derive a competitive advantage from our service history, and our specialized approach in serving the industries of our customers. Our national presence, industry specialization, investment in technology and proprietary systems and processes together with specialized programs focused on worker safety, risk management, and legal and regulatory compliance are also key differentiators from many of our competitors.
Managed Services - The strongest competitors for large customers are large publicly-held and privately-owned staffing companies. No one provider dominates the market. Competition also includes in-house human resource departments who have not or are not considering outsourcing. The most significant competitive factors for RPO services are the ability to reduce customer cost by deploying an RPO solution and reducing the internal human resource cost structure of our customers. The ability to add significant scalability to a customer's recruiting and hiring efforts, including accommodating seasonal and irregular hiring, the ability to increase efficiency by standardizing processes and facilitating transitions for candidates and employees, and the ability to source the most attractive talent at the best price are important. Our tailored solutions, customer partnership, proprietary technology, and service delivery are key differentiators from many of our competitors.
MSPs generally compete with in-house contingent labor procurement and national staffing firms. The most significant competitive factors for outsourcing MSP services are vendor consolidation, compliance pressure, cost savings, access to diverse talent pools, and sophisticated deployment and monitoring.
CYCLICAL NATURE OF OUR BUSINESS
The workforce solutions business has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Customers tend to use temporary staffing to supplement their existing workforce and generally hire permanent workers when long-term demand is expected to increase. As a consequence, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also decrease quickly when the economy begins to weaken and temporary staff positions are eliminated and permanent hiring is frozen and turnover replacement diminishes.
SEASONAL NATURE OF OUR BUSINESS
Our business experiences seasonal fluctuations for staffing services. Demand is lower during the first and second quarters, in part due to limitations to outside work during the winter months and slowdown in manufacturing and logistics after the holiday season. Our working capital requirements are primarily driven by contingent worker payroll and customer accounts receivable. Since receipts from customers lag payroll to contingent workers, working capital requirements increase substantially in periods of growth. Demand for contingent labor peaks during the third quarter for outdoor work and the fourth quarter for manufacturing and logistics for the holiday season.
REGULATION
Our services are subject to a variety of complex federal and state laws and regulations. We continuously monitor legislation and regulatory changes for their potential effect on our business. We invest in technology and process improvements to implement required changes while minimizing the impact to our operating efficiency and effectiveness. Regulatory cost increases are passed through to our customers to the fullest extent possible.
RISK MANAGEMENT
We have developed an integrated risk management program that focuses on loss analysis, education, and improvement programs to reduce our operational costs and risk exposure. We regularly analyze our losses on labor matters and workers' compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us, price our services appropriately and adjust our sales and operational approach in these areas. We have also developed educational materials for distribution to our customers and workers to address specific safety risks unique to their industry.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For information regarding revenue from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in Note 18: Segment Information, to our Consolidated Financial Statements found in Part II Item 8 of this Annual Report on Form 10-K.

Page - 9

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

Page - 10

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
Our workforce solutions and services are significantly affected by fluctuations in general economic conditions.
The demand for workforce solutions and services is highly dependent upon the state of the economy and upon the workforce needs of our customers which creates uncertainty and volatility. As economic activity slows, companies tend to reduce their use of contingent workers and reduce their recruitment of new employees. Significant declines in demand of any region or specific industry in which we have a significant presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have adverse impacts on our customers' ability to pay us for services we have already provided.
It is difficult for us to forecast future demand for our services due to the inherent difficulty in forecasting the direction and strength of economic cycles, and the project nature of our staffing assignments. This situation can be exacerbated by uncertain and volatile economic conditions, which may cause clients to reduce or defer projects for which they utilize our services, thereby negatively affecting demand for them. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and investment necessary to profitably take advantage of growth opportunities.
Our workforce solutions and services are subject to extensive government regulation or the imposition of additional regulations that could materially harm our future earnings.
Our workforce solutions and services are subject to extensive regulation. The cost to comply, and any inability to comply with government regulation could have a material adverse effect on our business and financial results. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.
Our temporary staffing services employ contingent workers. The wage rates we pay to temporary workers are based on many factors, including government mandated minimum wage requirements, payroll taxes and benefits. If we are not able to increase the fees charged to customers to absorb any increased costs related to government mandated minimum wages, payroll-related taxes and benefits, our results of operations and financial condition could be adversely affected.
We offer our temporary workers in the United States government mandated health insurance in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). Because the requirements, regulations, and legislation related to the ACA may change, the full financial effect of the ACA is not yet known, and additional requirements, regulations, or legislation changes could increase our costs. If we are unable to comply with such additional changes, or sufficiently raise the rates we charge our customers to cover any additional costs, such increases in costs could materially harm our business.
We may incur employment related claims and costs that could materially harm our business.
We are in the business of employing people and placing them in the workplaces of other business. We incur a risk of liability for claims for personal injury, wage and hour violations, immigration, discrimination, harassment, and other liabilities arising from the actions of our customers and temporary workers. Some or all of these claims may give rise to negative publicity and/or litigation, including class action litigation. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
We maintain insurance with respect to certain claims and costs. We cannot be certain that our insurance will be available, or if available, is in sufficient amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, or at all, or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

Page - 11

We are dependent on workers' compensation insurance coverage at commercially reasonable terms. Unexpected changes in claim trends on our workers' compensation may negatively impact our financial condition.
Our temporary staffing services employ contingent workers for which we provide workers' compensation insurance. Our workers' compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG. Our insurance carriers require us to collateralize a significant portion of our workers' compensation obligation. The majority of collateral is held in trust by a third-party for the payment of these claims. The loss or decline in value of the collateral could require us to seek additional sources of capital to pay our workers' compensation claims. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. As our business grows or if our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. The loss of our workers' compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
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
We actively manage the safety of our temporary workers with our safety programs and actively control costs with our network of workers’ compensation related service providers. These activities have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. The benefit of these adjustments has been declining and there can be no assurance that we will be able to continue to reduce accident rates and control costs to produce these results in the future.
Our level of debt and restrictions in our credit agreement could negatively affect our operations and limit our liquidity and our ability to react to changes in the economy.
Extensions of credit under our Second Amended and Restated Revolving Credit Agreement ("Revolving Credit Facility") are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable and an agreed percentage of the appraised value of our Tacoma headquarters building, less required reserves and other adjustments. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under the Revolving Credit Facility will be directly affected. Our lenders can impose additional conditions which may reduce the amounts available to us under the Revolving Credit Facility.
Our principal sources of liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our Revolving Credit Facility. We must have sufficient sources of liquidity to meet our working capital requirements, fund our workers' compensation collateral requirements, service our outstanding indebtedness, and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities.
Our Revolving Credit Facility and term loan contain restrictive covenants that require us to maintain certain financial conditions. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
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
We expect to continue making acquisitions and entering into new business initiatives as part of our business strategy. This strategy may be impeded, however, if we cannot identify suitable acquisition candidates or new business initiatives, or if acquisition candidates are not available under terms that are acceptable to us. Future acquisitions could result in our incurring additional debt and contingent liabilities, an increase in interest expense, an increase in amortization expense, and/or significant charges related to integration costs. Acquisitions and new business initiatives, including initiatives outside of our workforce solutions and services business, could involve significant unanticipated challenges and risks, including that they may not advance our business strategy, we may not realize our anticipated return on our investment, we may experience difficulty in implementing initiatives or integrating

Page - 12

acquired operations, or management's attention may be diverted from our other business. These events could cause material harm to our business, operating results, or financial condition.
If our acquired intangible assets become impaired we may be required to record a significant charge to earnings.
We regularly review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions, such as deterioration in general economic conditions; industry and market considerations, such as deterioration in the environment in which we operate; cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows; our financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; and other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers, and sustained decreases in share price. We may be required to record a significant charge in our financial statements during the period in which we determine an impairment of our acquired intangible assets has occurred, negatively impacting our financial results.
We operate in a highly competitive business and may be unable to retain customers or market share.
Our business is highly competitive and rapidly innovating. Our competitors include large, well-financed competitors, small local competitors, and internet-based companies providing a variety of flexible workforce solutions. We face extensive pricing pressure and the requirement to innovate changes in the way we do business to remain relevant to our customers. Therefore, there can be no assurance that we will be able to retain customers or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain our current profit margins.
The loss of or substantial decline in revenue from a major customer could have a material adverse effect on our revenues, profitability, and liquidity.
We experience revenue concentration with large customers. The loss of, or reduced demand for our services related to major customers could have a material adverse effect on our business, financial condition and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of customers.
Our management information systems may not perform as anticipated and are vulnerable to damage and interruption.
The efficient operation of our business is dependent on our management information systems. We rely heavily on proprietary and third-party management information systems, mobile device technology, and related services, and other technology which may not yield the intended results. Our systems may experience problems with functionality and associated delays. The failure of our systems to perform as we anticipate could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially. Our primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by our employees. Failure of our systems to perform may require significant additional capital and management resources to resolve, causing material harm to our business.
Improper disclosure of, or access to, our confidential and/or proprietary information or our employees' or customers' information could materially harm our business.
Our business involves the use, storage, and transmission of information about applicants, candidates, contingent workers, permanent placements, our employees, and customers. Additionally, our employees may have access or exposure to confidential customer information about applicants, candidates, contingent workers, permanent placements, other employees, and customers. We and our third parties have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over sensitive or confidential data and other practices we and our third party vendors follow may not prevent the improper access to, disclosure of, or loss of such information, resulting in increased costs or loss of revenue. Failure to protect the integrity and security of such confidential and/or proprietary information, could expose us to litigation and materially damage our relationships. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions. Our failure to adhere to or successfully implement changes in response to the changing regulatory requirements could result in legal liability, additional compliance costs, and damage to our reputation.
Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our customers. We believe our competitive advantage is providing unique solutions for each individual customer, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified

Page - 13

employees, including management, sales, recruiting, service and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit, train, and motivate a sufficient number of qualified individuals may delay or affect the speed of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to attract sufficient qualified candidates to meet the needs of our customer.
We compete to meet our customer needs for workforce solutions and services and we must continually attract qualified candidates to fill positions. Attracting qualified candidates depends on factors such as desirability of the assignment, location, and the associated wages and other benefits. We have in the past experienced shortages of qualified candidates and we may experience such shortages in the future. Further, if there is a shortage, the cost to employ these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our contingent workers. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
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
We lease the building space at all our branches and other offices except for one that we own in Florida. Under the majority of the branch leases, we have the right to terminate the lease on 90 days notice. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. Management believes all our facilities are currently suitable for their intended use.
Item 3.    LEGAL PROCEEDINGS
See Note 10: Commitments and Contingencies, to our Consolidated Financial Statements found in Part II of Item 8 of this Annual Report on Form 10-K.

Page - 14

Item 4.	MINE SAFETY DISCLOSURES
None.

Page - 15

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI. The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange during the last two fiscal years:

	High	Low
2014
Fourth Quarter	$27.03	$20.00
Third Quarter	$31.30	$24.88
Second Quarter	$30.64	$25.38
First Quarter	$29.53	$22.50
2013
Fourth Quarter	$27.43	$23.22
Third Quarter	$27.76	$20.35
Second Quarter	$23.82	$19.31
First Quarter	$21.43	$15.36
Holders of the Corporation’s Common Stock
We had approximately 517 shareholders of record as of February 2, 2015. This number does not include shareholders for whom shares were held in “nominee” or “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our Second Amended and Restated Revolving Credit Agreement, which may have the effect of restricting our ability to pay dividends.
Stock Repurchases The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 26, 2014.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
9/27/14 through 10/24/14	755	$24.61	—	$35.2 million
10/25/14 through 11/21/14	1,864	$25.24	—	$35.2 million
11/22/14 through 12/26/14	1,860	$22.96	—	$35.2 million
Total	4,479	$24.19	—

(1)
During the thirteen weeks ended December 26, 2014, we purchased 4,479 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. As of December 26, 2014, $35.2 million remains available for repurchase of our common stock under the current authorization.

TrueBlue Stock Comparative Performance Graph
The following graph depicts our stock price performance from December 24, 2009 through December 26, 2014, relative to the performance of the S&P SmallCap 600 Index, S&P 1500 Human Resources and Employment Services Index, and a peer group

Page - 16

of companies in the staffing and human resource outsourcing industries we have selected in good faith. Previously, the graph did not include the S&P 1500 Human Resources and Employment Services Index, however, as we are included in this index along with other US-based industry peers, we believe it provides a more meaningful comparison. We will replace our peer group with this index in future comparisons.
All indices shown in the graph have been reset to a base of 100 as of December 24, 2009 and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date. The returns of each company in our selected peer group have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Total Return Analysis	2009	2010	2011	2012	2013	2014
TrueBlue, Inc.	$100	$120	$93	$104	$173	$151
Peer Group (1)	100	114	74	90	147	134
S&P SmallCap 600 Index	100	125	126	144	207	220
S&P 1500 Human Resources and Employment Services Index	100	114	97	107	191	194

(1)	The peer group includes Kelly Services, Inc., Manpower, Inc., Robert Half International Inc., Adecco SA and Randstad.

Page - 17

Item 6.	SELECTED FINANCIAL DATA
The following selected financial data is derived from our audited Consolidated Financial Statements. The data below should be read in conjunction with Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes included in Item 8 of this Annual Report on Form 10-K.
Summary Consolidated Financial and Operating Data
As of and for the Fiscal Years Ended (1)
(in thousands, except per share data)

	2014 (52 Weeks)	2013 (52 Weeks)	2012 (52 Weeks)	2011 (52 Weeks)	2010 (53 Weeks)
Statements of Operations Data:
Revenue from services	$2,174,045	$1,668,929	$1,389,530	$1,316,013	$1,149,367
Cost of services	1,637,066	1,226,626	1,017,145	968,967	845,916
Gross profit	536,979	442,303	372,385	347,046	303,451
Selling, general and administrative expenses	425,777	362,248	300,459	282,828	258,722
Depreciation and amortization	29,474	20,472	18,890	16,384	16,468
Interest and other income, net	116	1,354	1,569	1,490	901
Income before tax expenses	81,844	60,937	54,605	49,324	29,162
Income tax expense	16,169	16,013	20,976	18,533	9,323
Net income	$65,675	$44,924	$33,629	$30,791	$19,839

Net income per diluted share	$1.59	$1.11	$0.84	$0.73	$0.46

Weighted average diluted shares outstanding	41,176	40,502	39,862	42,322	43,540

	At Fiscal Year End
	2014	2013	2012	2011	2010
Balance Sheet Data:
Working capital	$228,577	$235,049	$203,610	$168,326	$207,577
Total assets	$1,066,671	$719,461	$601,743	$560,769	$546,466
Long-term liabilities	$410,107	$204,692	$154,513	$154,901	$147,836
Total liabilities	$597,337	$326,101	$268,069	$267,190	$233,759

(1)
Our fiscal year ends on the last Friday in December. The 2014 fiscal year, which ended on December 26, 2014, included 52 weeks. The 2010 fiscal year, which ended on December 31, 2010, included 53 weeks, with the 53rd week falling in our fourth fiscal quarter. All other prior years presented included 52 weeks.

The operating results reported above include the results of significant acquisitions subsequent to their respective purchase dates. In June 2014, we acquired all of the outstanding equity interests of Staffing Solutions Holdings, Inc. In February 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT Personnel, LLC. In October 2013, we acquired substantially all of the assets and assumed certain liabilities of The Work Connection, Inc.

Page - 18

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

OVERVIEW

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of specialized workforce solutions helping clients improve growth and performance by providing staffing, recruitment process outsourcing, and managed service provider solutions. Our workforce solutions meet clients’ needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help over 135,000 businesses be more productive and we connect as many as 750,000 people and work each year. We are headquartered in Tacoma, Washington.
Revenue grew to $2,174.0 million for the year ended December 26, 2014, a 30.3% increase compared to the prior year. The revenue increase is primarily due to the acquisition of Staffing Solutions Holdings, Inc. ("Seaton"), which we completed effective June 30, 2014, the first business day of our third quarter. Revenue for Seaton was $394.4 million from the date of acquisition to our year ended December 26, 2014, or 23.6% of our revenue growth.
The Seaton acquisition added a full service line of on-premise blue-collar temporary staffing and added complementary outsourced service offerings in recruitment process outsourcing ("RPO") and managed services provider ("MSP") solutions. On-premise temporary staffing is a large scale exclusive recruitment and management of a customer's on-premise contingent labor workforce at a customer's facility. RPO is high-volume sourcing, screening and recruitment of permanent employees for all major industries and jobs. MSP solutions provide customers with improved quality and spend management of their contingent labor vendors. The Seaton acquisition added new services and capabilities to better meet our objective of providing our customers with talent and flexible workforce solutions they need to enhance their business performance. We are pleased with the Seaton integration and the retention of the senior leadership team and all but a few customers. See Note 2: Acquisitions, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K for additional details of our acquisition of Seaton.
Approximately 4.6% of the revenue growth for the year ended December 26, 2014 was generated from the acquisitions of MDT Personnel, LLC ("MDT") and The Work Connection, Inc. ("TWC") in the prior year with retention of senior management and strong retention of customers. Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general-labor staffing provider in the United States. Effective October 1, 2013, we acquired substantially all of the assets and assumed certain liabilities of TWC, a light industrial staffing provider. The acquisitions were fully integrated in 2013.
In addition to revenue growth from acquisitions, we experienced organic revenue growth for the year ended December 26, 2014 of approximately 2.0%, or 4.2%, excluding our service to the green energy industry. Green energy projects declined and slowed during 2014 as compared to 2013.
Gross profit as a percentage of revenue for the year ended December 26, 2014 was 24.7% compared to 26.5% in 2013. The decline was largely due to the impact of the acquisitions which carried lower gross margins in comparison with the blended company average prior to the acquisition. This was partially offset by improved gross margin in our organic business through disciplined pricing and management of our increasing minimum wage for temporary labor and payroll taxes.
Selling, general and administrative ("SG&A") expenses as a percentage of revenue decreased to 19.6% for the year ended December 26, 2014 from 21.7% for the same period in 2013, primarily due to Seaton's lower cost of doing business as a percent of sales. The acquired service lines offer workforce solutions as an integrated partner with our customers, which are delivered through highly centralized operations in Chicago, Illinois with support from on-site and virtual employee teams. We do not operate a branch network to service these customers and accordingly these services utilize a more flexible centralized support structure resulting in lower SG&A as a percent of sales.

Page - 19

SG&A spending increased by $63.5 million to $425.8 million for the year ended December 26, 2014 compared to 2013. The increase is primarily related to the acquired operations of Seaton, TWC, and MDT of approximately $54 million. We completed the acquisition of Seaton on the first business day of our third quarter of 2014. The integration of Seaton is substantially complete. SG&A spending includes a full year of MDT and TWC operations acquired and fully integrated in 2013. The remaining increase is primarily due to variable SG&A expenses associated with organic revenue growth
Depreciation and amortization increased $9.0 million for the year ended December 26, 2014 primarily due to the amortization of intangible assets acquired in connection with the Seaton acquisition on the first business day of our third quarter of 2014, and includes a full year related to MDT and TWC acquired in the prior year.
Income tax expense for the year ended December 26, 2014 was reduced by Work Opportunity Tax Credit ("WOTC") benefits. The Tax Increase Protection Act of 2014 was signed into law on December 19, 2014, retroactively restoring the WOTC for 2014. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Increased credits over the prior year are primarily due to qualified workers working longer, mix of workers generating higher credits, such as veterans, and states processing a backlog of credit applications with higher than expected certification rates.
Net income grew to $65.7 million, or $1.59 per diluted share, for the year ended December 26, 2014, compared to $44.9 million, or $1.11 per diluted share, for the same period in 2013.
We believe we are in a strong financial position to fund working capital needs for planned 2015 growth and expansion opportunities. We had cash, cash equivalents, and highly liquid marketable securities of $21.2 million at December 26, 2014. As of December 26, 2014, we had $101.3 million available under the Revolving Credit Facility.
RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Years ended
	2014	% of revenue	2013	% of revenue	2012	% of revenue
Revenue from services	$2,174,045	100.0%	$1,668,929	100.0%	$1,389,530	100.0%
Total revenue growth %	30.3%		20.1%		5.6%

Gross profit	$536,979	24.7%	$442,303	26.5%	$372,385	26.8%

Selling, general and administrative expenses	$425,777	19.6%	$362,248	21.7%	$300,459	21.6%
Depreciation and amortization	$29,474	1.4%	$20,472	1.2%	$18,890	1.4%
Income from operations	$81,728	3.8%	$59,583	3.6%	$53,036	3.8%

Interest and other income, net	$116	—%	$1,354	0.1%	$1,569	0.1%

Net income	$65,675	3.0%	$44,924	2.7%	$33,629	2.4%
Net income per diluted share	$1.59		$1.11		$0.84

Our year over year trends are significantly impacted by acquisitions as follows:

We completed the acquisition of all of the outstanding equity interests of Seaton effective June 30, 2014, the first business day of our third quarter. Revenue was $394.4 million for the period from the acquisition date to December 26, 2014 or 23.6% of our consolidated revenue growth. The Seaton acquisition added a full service line of on-premise blue-collar contingent staffing and added new complementary outsourced service offerings in RPO and MSP solutions. On-premise temporary staffing is large scale sourcing, screening, recruitment and management of a customer's on-premise contingent labor workforce. RPO is high-volume sourcing, screening, and recruiting of permanent employees for all major industries and jobs. The MSP solution provides customers with improved quality and spend management of their contingent labor vendors. Through the Seaton acquisition we added industry leaders Staff Management | SMX ("Staff Management") for on-premise contingent staffing, PeopleScout and Australia-based hrX for RPO services, and MSP solutions under the Staff Management brand. The service lines offer staffing and outsourced workforce solutions as an integrated partner with their customers. They have dedicated customer on-site and virtual teams which leverage highly centralized

Page - 20

support services for recruiting and delivering services to the specialized needs of each customer. They do not operate a branch network and accordingly operate more flexible service lines. We are pleased with the Seaton integration and the retention of the senior leadership team and customers. The Seaton acquisition added new services and capabilities to better meet our objective of providing our customers with talent and flexible workforce solutions they need to enhance their business performance. See Note 2: Acquisitions, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K for additional details of our acquisition of Seaton.

We incurred $5.2 million of costs related to our acquisition and integration of Seaton during the year ended December 26, 2014, and expect to complete our integration by mid-2015.

The impact of Seaton on our consolidated results is highlighted as follows (in thousands):

	Years ended
	December 26, 2014			December 27, 2013
	Legacy TrueBlue	Seaton (1)	Total Company	Total Company
Revenue from services	$1,779,616	$394,429	$2,174,045	$1,668,929

Earnings before interest, depreciation and amortization	89,089	22,113	111,202	80,055
Depreciation and amortization			29,474	20,472
Income from operations			81,728	59,583
Interest and other income, net			116	1,354
Income before tax expense			81,844	60,937
Income tax expense			16,169	16,013
Net income			$65,675	$44,924
(1) Seaton was acquired effective June 30, 2014. Therefore, the comparative prior year amounts are not presented.

Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general-labor staffing provider in the United States. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. MDT operations were primarily integrated with our Labor Ready service line. We consolidated 65 branch locations, blended our sales and service teams, and fully integrated all former MDT locations into our enterprise systems. The acquisition of MDT deepened our expertise and strengthened our position in the key industries we serve. The customers of MDT were fully integrated with our existing customer base and serviced by our blended operations. We completed the integration of all remaining administrative services during the second quarter of 2013. Due to full consolidation of the MDT branches, blending our sales and service teams, and fully integrating all former MDT locations into our enterprise systems, we cannot accurately segregate the acquisition revenue from our organic revenue growth.

Effective October 1, 2013, we acquired substantially all of the assets and assumed certain liabilities of TWC, a light industrial staffing provider with 37 branches located predominantly in the Midwest with minimal overlap with existing TrueBlue branch offices. TWC delivered specialized blue-collar staffing solutions for more than 25 years to customers in industries similar to those served by TrueBlue. TWC’s operations were primarily integrated with those of our Spartan Staffing service line during the fourth quarter of 2013. Revenue for TWC was approximately $81.3 million for the full year ended December 26, 2014 as compared to $24.0 million for the prior year from the date of acquisition.
Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Years ended
	2014	2013	2012
Revenue from services	$2,174,045	$1,668,929	$1,389,530
Total revenue growth %	30.3%	20.1%	5.6%

Page - 21

Fiscal 2014 as compared to fiscal 2013
Revenue grew to $2,174.0 million for fiscal 2014, a 30.3% increase compared to the same period in the prior year. The revenue increase is primarily due to the acquisition of Seaton in the current year effective June 30, 2014 and the prior year acquisitions of MDT, effective February 4, 2013 and TWC, effective October 1, 2013. Revenue for Seaton was $394.4 million for the period from the acquisition date to December 26, 2014 or 23.6% of our revenue growth. Approximately 4.6% of the revenue growth for fiscal 2014 was generated from the acquisitions of MDT and TWC in the prior year with retention of senior management and strong retention of customers.
In addition to revenue growth from acquisitions, we experienced organic revenue growth for fiscal 2014 across most geographies and industries we serve of approximately 2.0%, or 4.2% excluding our services to the green energy industry. Green energy projects declined and slowed during 2014 as compared to 2013.
Fiscal 2013 as compared to fiscal 2012
Revenue grew to $1,668.9 million for fiscal 2013, a 20.1% increase compared to the prior year. The increase was primarily due to revenue resulting from the acquisition of MDT in the first quarter of 2013 and TWC in the fourth quarter of 2013. Additionally, we experienced strong organic growth in demand for our services across all geographies and industries we served with a continued increase in construction. The increased demand largely offset the expected drop in revenue from a large aviation customer project nearing completion of $42.5 million.
We continued to see success with our focus on generating strong organic growth by making it easier for our customers to access reliable workers and for our workers to access work opportunities. We improved the productivity of our customers with temporary staffing solutions which are specialized and tailored to their needs. We made substantial investments in technology solutions that improved both the customer and worker experience as well as our business efficiency.
Gross profit
Gross profit was as follows (in thousands, except percentages):

	Years ended
	2014	2013	2012
Gross profit	$536,979	$442,303	$372,385
Percentage of revenue	24.7%	26.5%	26.8%
Fiscal 2014 as compared to fiscal 2013
Gross profit as a percentage of revenue for fiscal 2014 was 24.7% compared to 26.5% for the same period in the prior year. This was due largely to the impact of the acquisitions of Seaton, TWC, and MDT, which carried lower gross margins in comparison to our blended company average prior to the acquisitions. Excluding the impact of acquisitions on our blended company average, gross profit as a percentage of revenue improved through disciplined pricing and management of our temporary labor wages and payroll taxes.
Workers’ compensation expense as a percentage of revenue was 3.6% for fiscal 2014, compared to 3.8%, for the same period in the prior year. The decline is due in part to the acquisition of Seaton and the lower cost of workers' compensation cost as a percentage of revenue due to the nature of their business. In addition, we continue to actively manage workers’ compensation expense through the safety of our temporary workers with our safety programs and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers' compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers' compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Fiscal 2013 as compared to fiscal 2012
Gross profit as a percentage of revenue for fiscal 2013 of 26.5% decreased by 0.3% compared to the prior year. The decrease was primarily due to the acquisitions of MDT and TWC, which carried lower gross margins in comparison with our blended company average, largely offset by the favorable impact from disciplined pricing and revenue mix.
Workers’ compensation expense as a percentage of revenue remained constant at 3.8% for fiscal 2013 compared to the prior year. We actively managed the safety of our temporary workers with our risk management programs and worked together with our network

Page - 22

of service providers to control costs. MDT and TWC were fully integrated into our workers' compensation insurance and safety programs.
Selling, general and administrative expenses
SG&A expenses were as follows (in thousands, except percentages):

	Years ended
	2014	2013	2012
Selling, general and administrative expenses	$425,777	$362,248	$300,459
Percentage of revenue	19.6%	21.7%	21.6%
Fiscal 2014 as compared to fiscal 2013
SG&A as a percentage of revenue decreased to 19.6% for fiscal 2014 from 21.7% for the same period in 2013 primarily due to Seaton's lower cost of doing business as a percent of sales. The acquired service lines offer workforce solutions as an integrated partner with our customers, which are delivered through highly centralized operations in Chicago, Illinois with support from on-site and virtual employee teams. We do not operate a branch network to service these customers and accordingly these services utilize a more flexible centralized support structure resulting in lower SG&A as a percent of sales.

SG&A spending increased $63.5 million to $425.8 million for fiscal 2014. The increase is primarily related to the acquired operations of Seaton of $43.2 million. We completed the acquisition of Seaton on the first business day of our third quarter of 2014. We incurred $5.2 million of costs related to our acquisition and integration of Seaton during fiscal 2014. The integration of Seaton is substantially complete. SG&A spending also increased by approximately $11 million due to a full year of the MDT and TWC operations acquired in the prior year. We incurred non-recurring acquisition and integration costs for MDT and TWC of $7.4 million during fiscal 2013.
The remaining increase is primarily due to variable SG&A expenses associated with organic revenue growth and continued investments in our strategy to align the dedicated sales, recruiting, and services of our branch-based service lines to better serve our customers and enable further branch consolidation and centralization of services, which we believe will continue to increase our operating efficiency. We consolidated 65 branches during fiscal 2014 and expect to consolidate additional branches in the future. We expect further leverage benefit from branch consolidations in the future.
Fiscal 2013 as compared to fiscal 2012
The increase in SG&A spending of $61.7 million was primarily due to ongoing branch and field management and operating costs associated with the MDT and TWC acquisitions, non-recurring acquisition and integration costs of $7.4 million, and variable SG&A expenses associated with organic revenue growth. The non-recurring acquisition and integration costs consisted of closing, consolidating and relocating certain branch and administrative operations, eliminating redundant assets and reducing excess administrative workforce and capacity together with other integration program costs.
SG&A as a percentage of revenue remained relatively constant at 21.7% for fiscal 2013 as compared to 21.6% for the prior year. Excluding the non-recurring acquisition and integration costs, SG&A as a percentage of revenue for fiscal 2013 decreased compared to the prior year. The decrease was due to leveraging our revenue growth across our existing cost structure.
The improvements to our SG&A leverage were partially offset by the anticipated decline in revenue from a large customer. This customer was serviced from a centralized service center with a largely fixed cost structure. Consequently, we did not experience a decline in variable SG&A commensurate with the decline in revenue.
Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Years ended
	2014	2013	2012
Depreciation and amortization	$29,474	$20,472	$18,890
Percentage of revenue	1.4%	1.2%	1.4%

Page - 23

Fiscal 2014 as compared to fiscal 2013
Depreciation and amortization increased $9.0 million for the year ended December 26, 2014 primarily due to the amortization of intangible assets acquired in connection with the Seaton acquisition on the first business day of our third quarter of 2014 and includes a full year related to MDT and TWC acquired in the prior year. We continue to make significant investments in projects that are designed to further improve our efficiency and effectiveness in recruiting, retaining our temporary workers, and attracting and retaining our customers.
Fiscal 2013 as compared to 2012
Depreciation and amortization expense remained relatively constant as a percentage of revenue. The 2013 increase over 2012 of $1.6 million was primarily from increased amortization related to the finite-lived intangible and tangible assets acquired through acquisitions of MDT and TWC.
Interest and other income, net
Interest and other income, net is as follows (in thousands):

	Years ended
	2014	2013	2012
Interest and other income, net	$116	$1,354	$1,569
Fiscal 2014 as compared to fiscal 2013
Net interest income for fiscal 2014 was $0.1 million compared to net interest income of $1.4 million over the same period in 2013. The decline in net interest income is due to lower cash investments as a result of cash used in the Seaton acquisition plus increased interest expense on the use of our Revolving Credit Facility to acquire Seaton at the beginning of the third quarter.
Fiscal 2013 as compared to 2012
Net interest income remained relatively flat for the comparative periods.
Segment results
In the fourth quarter of 2014, we changed our organizational structure as a result of our acquisition of Seaton (see Note 2: Acquisitions,to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K for details). Historically, our operations were all in the blue-collar staffing market of the temporary staffing industry and supplied customers with temporary workers, which we aggregated into one reportable segment in accordance with U.S. GAAP. The acquisition of Seaton added a full service line of on-premise temporary blue-collar staffing. On-premise staffing is large scale exclusive sourcing, screening, recruitment and management of an on-premise contingent labor workforce at a customer's facility. This service line is an operating segment which is aggregated with our blue-collar staffing services and reported as Staffing Services.

The acquisition of Seaton also added complementary outsourced service offerings in RPO and MSP solutions. RPO is high-volume sourcing, screening and recruitment of permanent employees for all major industries and jobs. MSP solutions provide customers with improved quality and spend management of their contingent labor vendors. The complementary service lines are operating segments which are aggregated and reported as Managed Services.
See Note 18: Segment Information, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K for additional details of our new segment structure.

Page - 24

Revenue from services and income from operations associated with our segments were as follows (in thousands, except percentages):

	2014		2013		2012
Revenue from services		Revenue growth %		Revenue growth %		Revenue growth %
Staffing Services	$2,125,915	27.4%	$1,668,929	20.1%	$1,389,530	5.6%
Managed Services	48,130		—		—
Total Company	$2,174,045	30.3%	$1,668,929	20.1%	$1,389,530	5.6%

		% of revenue		% of revenue		% of revenue
Income from operations
Staffing Services	$138,205	6.5%	$113,230	6.8%	$92,512	6.7%
Managed Services	5,937	12.3%	—		—
Depreciation and amortization	(29,474)		(20,472)		(18,890)
Corporate unallocated	(32,940)		(33,175)		(20,586)
Total Company	81,728	3.8%	59,583	3.6%	53,036	3.8%
Interest and other income, net	116		1,354		1,569
Income before tax expense	$81,844		$60,937		$54,605

No customer accounted for 10% or more of our revenues for Staffing Services, Managed Services, or total Company for the fiscal years ended 2014, 2013, or 2012.
Income taxes
The income tax expense and the effective income tax rate were as follows (in thousands, except percentages):

	Years ended
	2014	2013	2012
Income tax expense	$16,169	$16,013	$20,976
Effective income tax rate	19.8%	26.3%	38.4%

Fiscal 2014 compared to fiscal 2013
Our effective tax rate on earnings for fiscal 2014 was 19.8%, compared to 26.3%, for the same period in 2013. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results from the Work Opportunity Tax Credit ("WOTC"), state and foreign income taxes, and certain non-deductible expenses.

Changes to our effective tax rate as a result of the WOTC were as follows:

	Years ended
	2014	2013	2012
Effective income tax rate without WOTC	41.1%	43.4%	41.7%
WOTC estimate from current year wages	(10.7)	(9.5)	(1.6)
Effective income tax rate before prior year adjustments	30.4	33.9	40.1
Additional WOTC from prior year wages	(10.6)	(7.6)	(1.7)
Effective income tax rate with WOTC	19.8%	26.3%	38.4%

The Tax Increase Protection Act of 2014 was signed into law on December 19, 2014, retroactively restoring the WOTC for 2014. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. We generated more credits in 2014 as compared to the prior year primarily because more veterans with higher credits qualified, our qualified workers worked longer generating more credits, and many states processed a backlog of credit applications with higher than expected certification rates.

Page - 25

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

Results of Operations Future Outlook
The following highlights represent our expectations regarding operating trends for the fiscal year 2015. These expectations are subject to revision as our business changes with the overall economy:

•
Our top priority is to produce strong organic revenue and gross profit growth and leverage our cost structure to generate increasing operating income as a percentage of revenue. The addition of Seaton added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance. We will leverage our sales channel to provide customers with more comprehensive solutions to enhance their performance and our growth. We will expand the geographical reach of our staffing services through new physical locations, expanded use of existing locations to provide the full range of blue-collar staffing services and centralized recruitment and dispatch of our temporary workers to areas without branches. The acquisition of Seaton provides new opportunities to leverage technology and best practice processes in centralized, high-volume, and rapid recruitment of quality workers which are deployed to customers with multi-location demand for temporary staffing. These centralized capabilities when combined with our local presence will accelerate our staffing services growth. PeopleScout and hrX are recognized industry leaders of RPO services which are in the early stages of their adoption cycles. We expect continued growth with a differentiated service that leverages innovative technology for high-volume sourcing and dedicated client service teams for connecting workers to opportunities. We expect to leverage our track record of helping our customers reduce the cost of hiring, add significant scalability to recruiting and hiring, access numerous sources to prospect for the best talent more quickly, thereby delivering a better outcome for the customer.

•
Acquisitions are a key element of our growth strategy. We have a proven track record of successfully acquiring and integrating companies and believe we have a strong business competence to continue to do so.

•
Commencing in 2015, we are required by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) to offer health care benefits to our temporary workers. We began offering health care coverage in 2015 to all temporary employees eligible for coverage under the ACA. We increased our customer bill rates for the estimated cost increases related to offering healthcare coverage to our temporary workers. Our best estimate of this increased cost is approximately 0.1% to 0.4% of estimated 2015 revenue. This estimate of increased cost is based upon various assumptions regarding our temporary workers and their participation rates and related factors which may change. As the regulatory requirements continue to be modified and clarified, any such modifications and clarifications may impact the estimated cost to us. Although we intend to pass on to our customers any cost increases related to our temporary workers, there is no assurance that we will be fully successful in doing so.

•
We are committed to technology innovation that makes it easier for our customers to do business with us and easier to connect workers to work opportunity. We are making significant investments in online and mobile applications to improve access, speed and ease of connecting our customers and workers. We will continue to invest in technology which increases our sustainability, scalability and agility. These investments improve the efficiency and effectiveness of delivering our service. These investments are reducing our dependence on local branches. Additionally, these investments advance our ability to centralize high-volume activities which have increased the reliability of our service delivery and allowed our field personnel to focus on matching the customer's needs with the best solution to enhance their performance.

LIQUIDITY AND CAPITAL RESOURCES
As of December 26, 2014, our cash, cash equivalents, and marketable securities totaled $21.2 million compared to $142.7 million as of December 27, 2013, a decrease of $121.5 million. This decrease was primarily driven by cash used to purchase Seaton for an aggregate purchase price of $305.9 million, net of cash acquired. We entered into a Revolving Credit Facility at the end of the second quarter for a secured revolving credit facility of up to a maximum of $300.0 million, $187.0 million of which was used to fund the Seaton acquisition in addition to $118.9 million of existing cash.

Page - 26

The following discussion highlights our cash flow activities for the fiscal years ended 2014, 2013, and 2012.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Years ended
	2014	2013	2012
Net income	$65,675	$44,924	$33,629
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,474	20,472	18,890
Provision for doubtful accounts	11,815	12,063	6,994
Stock-based compensation	11,051	8,412	7,917
Deferred income taxes	12,663	(3,844)	3,091
Other operating activities	898	2,116	1,946
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(77,629)	(4,181)	(20,408)
Income taxes	(5,696)	4,113	(3,748)
Accounts payable and other accrued expenses	3,386	(7,235)	1,342
Workers' compensation claims reserve	1,579	9,859	3,746
Other assets and liabilities	(5,691)	(631)	(1,076)
Net cash provided by operating activities	$47,525	$86,068	$52,323
Fiscal 2014 compared to fiscal 2013
Net cash provided by operating activities was $47.5 million for fiscal 2014, compared to $86.1 million for the same period in 2013.

•	Net income of $65.7 million increased over 2013 primarily due to the acquisition of Seaton.

•
Depreciation and amortization increased over 2013 by $9.0 million primarily due to the amortization of acquired finite-lived intangible assets in connection with the acquisition of Seaton at the start of our third quarter 2014 and TWC at the start of our fourth quarter 2014.

•	Stock-based compensation increased for performance shares due to estimated improvements to company performance with the acquisition of Seaton.

•	The change to deferred income taxes is due primarily to nondeductible intangibles acquired in connection with the acquisition of Seaton.

•
The increase in accounts receivable over the prior year is due to revenue growth primarily related to the acquisition of Seaton. Demand for Staff Management on-premise temporary worker services is significantly higher during the fourth quarter in connection with manufacturing and distributing for the holiday season.

•	Income taxes receivable increased due to the Tax Increase Protection Act of 2014, which was signed into law on December 19, 2014 and retroactively restored the WOTC for 2014.

•	The increase in accounts payable and accrued expenses over the prior year is primarily due to business expansion with the acquisition of Seaton.

•
Generally, our workers' compensation reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the current year, our workers' compensation reserve increased as we increased the delivery of temporary labor services with the acquisition of Seaton, which was partially offset by claim payments.

Fiscal 2013 compared to fiscal 2012
Net cash provided by operating activities was $86.1 million for fiscal 2013 as compared to $52.3 million for the same period in 2012.

•	The increase in cash from operations was primarily due to net income of $44.9 million.

Page - 27

•
Depreciation and amortization expense increased over 2012 by $1.6 million primarily from increased amortization related to the finite-lived intangible and tangible assets acquired through our acquisitions of MDT and TWC.

•
Accounts receivable increased in fiscal 2013 due primarily to revenue growth which was largely offset by collections of receivables acquired as part of the acquisitions of MDT and TWC and improvement to our time to collect. The provision for doubtful accounts increased in 2013 primarily due to revenue growth and an increase in probable credit losses associated primarily with the construction industry.

•
Accounts payable and other accrued expenses decreased in 2013 primarily due to the payment of nearly all of the acquired accounts payable from our acquisitions of MDT and TWC during the year, partially offset by increased wages due to growth and higher payroll tax rates.

•	The income tax receivable declined due to refunds of prior year amended returns related primarily to additional WOTC realized.

•
Generally our workers' compensation reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During 2013, our workers' compensation reserve increased as we increased the delivery of temporary labor services, which was partially offset by claim payments.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Years ended
	2014	2013	2012
Capital expenditures	$(16,918)	$(13,003)	$(17,826)
Acquisition of businesses, net of cash acquired	(305,876)	(77,560)	—
Purchases of marketable securities	(25,057)	(40,800)	—
Sales and maturities of marketable securities	44,167	20,050	—
Change in restricted cash and cash equivalents	(9,283)	(16,122)	7,587
Purchase of restricted investments	(18,196)	(13,411)	(33,778)
Maturities of restricted investments	12,726	15,581	18,116
Other	—	—	(250)
Net cash used in investing activities	$(318,437)	$(125,265)	$(26,151)
Fiscal 2014 compared to fiscal 2013
Cash flows used in investing activities was $318.4 million for fiscal 2014 as compared to $125.3 million for the same period in 2013.

•	Cash flows used in investing activities increased primarily due to the acquisition of Seaton for $305.9 million.

•
Our marketable securities consisted of CDs, variable rate demand notes ("VRDNs"), corporate debt securities, municipal debt securities, and commercial paper, which are classified as available-for-sale. We sold all of our VRDNs, corporate and municipal debt securities, and commercial paper during the thirteen weeks ended June 27, 2014, for our acquisition of Seaton.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. When combining the change in restricted cash and cash equivalents with purchases of restricted investments net of maturities of restricted investments, restricted cash and investments increased by $14.8 million for fiscal 2014. This increase is primarily due to an increase in the collateral requirements by our workers' compensation insurance providers related to the acquisition of Seaton.

Fiscal 2013 compared to fiscal 2012
Cash flows used in investing activities was $125.3 million for fiscal 2013 as compared to $26.2 million for the same period in 2012.

•
Cash flows used in investing activities increased primarily due to acquisitions. Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT for $53.4 million in cash. MDT supplied blue-collar

Page - 28

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
We acquired certain assets and liabilities of TWC in October 2013. The total cost of the acquisition was $22.7 million. TWC was founded in 1986 and provided light industrial services out of 37 branches in nine states. This acquisition provided geographic expansion into new markets for our Spartan Staffing service line. TWC’s operations were integrated with those of our Spartan Staffing service line during the fourth quarter ended December 27, 2013.
We also acquired certain assets of Crowley in June 2013. The total cost of the acquisition was $2.4 million, including contingent consideration of $0.6 million.

•
Marketable securities consisted of CDs, VRDNs, and commercial paper, which were classified as available-for-sale. VRDNs are long-term municipal and corporate securities with an interest rate that is reset frequently. All the VRDNs in our portfolio were backed by a bank Letter of Credit. Our VRDNs may be tendered at any time with a typical settlement date of less than one week. We did not hold any marketable securities at December 28, 2012.

•
Restricted cash and investments consisted primarily of collateral that was provided or pledged to insurance carriers and state workers' compensation programs. The change in restricted cash and cash equivalents was primarily a product of purchasing restricted investments, maturities on restricted investments, and payments to workers' compensation insurance providers. When combining this change with purchases of restricted investments net of maturities of restricted investments, restricted cash and investments increased by $14.0 million for the year ended December 27, 2013. This increase was primarily due to an increase in the collateral requirements by our workers' compensation insurance providers related to growth in operations, which was partially offset by claim payments.

•
Capital spending decreased as we completed a major investment in the operating system of our Labor Ready service line during 2012. In 2013 we realized the benefits of this investment through improved operating efficiency. We completed the full deployment of our new mobile dispatch technology during mid-2013. This proved to drive productivity gains by increasing the number and quality of our applicant pool as well as the number and speed with which jobs are filled. Our ability to reach a wide range of applicants expanded the geographic reach of our branches and provided the opportunity to reduce occupancy costs by consolidating local branches and increasing our operating efficiency. The convenience this technology offered our workers, and our ability to get them on the job faster translated into a larger, higher-quality workforce and improved customer sales and service.

Page - 29

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Years ended
	2014	2013	2012
Purchases and retirement of common stock	$—	$—	$(4,386)
Net proceeds from stock option exercises and employee stock purchase plans	2,191	9,136	4,164
Common stock repurchases for taxes upon vesting of restricted stock	(3,114)	(2,800)	(2,154)
Net change in revolving credit facility	171,994	—	—
Proceeds from long-term debt	—	34,000	—
Payments on debt and other liabilities	(2,267)	(8,681)	(4,548)
Other	978	713	751
Net cash provided by (used in) financing activities	$169,782	$32,368	$(6,173)
Fiscal 2014 compared to fiscal 2013
The increase to net cash provided by financing activities is primarily due to financing a portion of the Seaton acquisition with the Revolving Credit Facility in the amount of $187.0 million. See Note 9: Long-Term Debt, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Revolving Credit Facility.
Fiscal 2013 compared to fiscal 2012
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
Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300.0 million expires on June 30, 2019. We borrowed $187.0 million under the Revolving Credit Facility on June 30, 2014 to purchase Seaton. The Revolving Credit Facility is an asset backed facility which is secured by a pledge of substantially all of the assets of TrueBlue, Inc, and material U.S. domestic subsidiaries. The additional amount available to borrow at December 26, 2014 was $101.3 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

•
We had cash, cash equivalents, and highly liquid marketable securities of $21.2 million at December 26, 2014. We expect to apply any excess cash towards the outstanding balance on our Revolving Credit Facility.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At December 26, 2014, we had restricted cash and investments totaling $168.4 million.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources
Revolving Credit Facility
See Note 9: Long-term Debt, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Revolving Credit Facility.
Restricted Cash and Investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our

Page - 30

insurance carriers to satisfy workers' compensation claims. At December 26, 2014, we had restricted cash and investments totaling $168.4 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust").
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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented (in thousands):

	2014	2013
Cash collateral held by insurance carriers	$22,639	$23,747
Cash and cash equivalents held in Trust (1)	43,856	31,474
Investments held in Trust	90,095	86,678
Letters of credit (2)	6,513	7,867
Surety bonds (3)	16,861	16,099
Total collateral commitments	$179,964	$165,865

(1)	Included in this amount is $0.7 million and $0.8 million of accrued interest at December 26, 2014 and December 27, 2013.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit as of December 26, 2014 and December 27, 2013.

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

Page - 31

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented (in thousands):

	2014	2013
Total workers’ compensation reserve	$242,839	$214,829
Add back discount on workers' compensation reserve (1)	13,381	19,624
Less excess claims reserve (2)	(42,612)	(34,100)
Reimbursable payments to insurance provider (3)	8,336	9,500
Less portion of workers' compensation not requiring collateral (4)	(41,980)	(43,988)
Total collateral commitments	$179,964	$165,865

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. We discount our workers' compensation liability as we believe the estimated future cash outflows are readily determinable. The discounted workers’ compensation claims reserve was $242.8 million at December 26, 2014.
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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 26, 2014, the weighted average rate was 1.7%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 26, 2014, the weighted average rate was 3.7%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 14.5 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $42.6 million and $34.1 million as of December 26, 2014 and December 27, 2013, respectively.

Page - 32

The following table provides an analysis of changes in our workers’ compensation claims reserves (in thousands):

	Years ended
	2014	2013	2012
Beginning balance	$214,829	$195,588	$191,842
Self-insurance reserve expenses related to current year, net (1)	82,102	68,249	55,738
Payments related to current year claims (2)	(17,482)	(14,784)	(11,342)
Payments related to claims from prior years (2)	(43,164)	(34,329)	(26,925)
Changes to prior years’ self-insurance reserve, net (3)	(22,426)	(19,092)	(13,680)
Amortization of prior years’ discount (4)	6,182	3,767	200
Net change in excess claims reserve (5)	2,216	7,032	(245)
Liability assumed from acquired business, net (6)	20,582	8,398	—
Ending balance	242,839	214,829	195,588
Less current portion	64,556	49,942	44,652
Long-term portion	$178,283	$164,887	$150,936

(1)
Our self-insurance reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 26, 2014, the weighted average rate was 1.7%.

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

(5)
Changes to our excess claims are discounted to its estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. Certain workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.

(6)
Effective June 30, 2014, we acquired Seaton. As part of the acquisition of Seaton we assumed their workers compensation' liability of $26.4 million. For the period ended December 26, 2014, the assumed liability was reduced for payments and changes to actuarial estimates. On February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, including $9.4 million of workers' compensation liability. For the periods ended December 26, 2014 and December 27, 2013, we had paid approximately $1.8 million and $1.0 million, respectively, of the liability. See Note 2, Acquisitions, to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Certain workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.

Page - 33

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a summary of our contractual obligations as of the end of fiscal 2014. We expect to fund these commitments with existing cash and cash equivalents, and cash flows from operations.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest and fees (1):
Revolving Credit Facility	$189,280	$3,842	$7,683	$177,755	$—
Term Loan	31,027	2,751	5,388	22,888	—
Workers' compensation claims (2)	200,227	64,556	60,773	25,477	49,421
Deferred compensation (3)	1,155	463	437	140	115
Operating leases (4)	19,447	4,417	6,343	5,114	3,573
Purchase obligations (5)	15,556	10,247	5,102	207	—
Total contractual cash obligations	$456,692	$86,276	$85,726	$231,581	$53,109

(1)
Interest and fees are calculated based on the rates in effect at December 31, 2014. Our Revolving Credit Facility expires in 2019. For additional information, see Note 9: Long-term Debt to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(2)
Excludes estimated expenses related to claims above our self-insured limits, for which we have a corresponding receivable based on the contractual policy agreements we have with insurance carriers. For additional information, see Note 8: Workers' Compensation Insurance to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(3)
Represents scheduled distributions based on the elections of plan participants. Additional payments may be made if plan participants terminate, retire, or schedule distributions during the periods presented. For additional information, see Note 13: Defined Contribution Plans to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(4)
Excludes all payments related to branch leases cancelable within 90 days. For additional information, see Note 10: Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(5)
Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding, and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty.

Liability for unrecognized tax benefits has been excluded from the table above, as the timing and/or amounts of any cash payment is uncertain. For additional information, see Note 14: Income Taxes, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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

Page - 34

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
There are two main factors that impact workers’ compensation expense: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. A 5% change in the cost of claims incurred would result in a change to workers' compensation expense of approximately $4.4 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.
Allowance for doubtful accounts
We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The allowance for doubtful accounts is determined based on historical write-off experience, expectations of future write-offs, and current economic data, and represents our best estimate of the amount of probable credit losses. The allowance for doubtful accounts is reviewed quarterly and past due balances are written-off when it is probable the receivable will not be collected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Business acquisition

We account for our business acquisitions using the purchase method of accounting. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. Determining the fair value of an acquired company is judgmental in nature and involves the use of significant estimates and assumptions. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on forecasts, estimation of the long-term rate of growth, estimation of the useful life over which cash flows will occur, and determination of a weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the business being purchased. Intangible assets that arise from contractual/legal rights, or are capable of being separated, are measured and recorded at fair value and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill.

Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. Acquisition-related costs are expensed as incurred. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the consolidated statements of operations. Cash payments for contingent or deferred consideration are classified within cash flows from investing activities within the Consolidated Statements of Cash Flows.
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

Page - 35

We test for goodwill impairment at the reporting unit level. Prior to the acquisition of Seaton, we considered our service lines Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, and Centerline to be our reporting units for goodwill impairment testing. There were no substantial changes to our previously reported reporting units. Effective June 30, 2014, we acquired Seaton which added a full service line of on-premise blue-collar staffing with Staff Management and added complementary service offerings in recruitment process outsourcing ("RPO") with the People Scout and hrX service lines and the managed services provider ("MSP") solutions portion of Staff Management. We consider the acquired service lines to be reporting units for goodwill impairment testing. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent impairment test ranged from 13% to 15%.
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

In our annual impairment test, performed as of the first day of our fiscal second quarter, our reporting units' fair values were substantially in excess of their carrying values. Accordingly, no impairment loss was required to be recognized. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Based on our test, all of our reporting units' fair values were substantially in excess of their carrying values. The estimated fair value of our PlaneTechs reporting unit was in excess of its carrying value, however, the operations of this reporting unit continue to be in the process of transitioning from a concentrated portfolio with one significant customer in the aviation industry to a more diversified customer portfolio for aviation and expanding their services for mechanics and technicians to other transportation industries. As such, we believe this reporting unit carries more risk of impairment in comparison to our other reporting units. In the event the forecasted revenue growth rate declines by 10% or gross margins as a percent of revenue decline by 2%, the carrying value of our PlaneTechs reporting unit would exceed its fair value. In that event, we would be required to measure for possible goodwill impairment. We will continue to closely monitor the operational performance of the PlaneTechs reporting unit.

Our services are subject to volatility based on overall economic conditions. As a consequence, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also decrease quickly when the economy begins to weaken, as occurred during the most recent recession. If actual results were to significantly deviate from management's estimates and assumptions of future performance, we could experience a material impairment to our goodwill.

We have indefinite-lived intangible assets related to our CLP Resources, Spartan Staffing, Staff Management | SMX, and PeopleScout trade names. We test our trade names annually for impairment, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. We performed our annual indefinite-lived intangible asset impairment test as the first day of our second fiscal quarter on our CLP and Spartan trade names and determined that the estimated fair value exceeded the carrying amount. Accordingly, no impairment loss was required to be recognized.

Page - 36

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
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Page - 37

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments.
Interest Rate Risks
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt.
Trust Assets
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of the workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities, asset-backed securities, and U.S. agency debentures. The majority of our collateral obligations are held in a trust ("Trust") at the Bank of New York Mellon. The individual investments within the Trust are subject to credit risk due to possible rating changes, default or impairment. We monitor the portfolio to ensure this risk does not exceed prudent levels. We consistently apply and adhere to our investment policy of holding high quality, diversified securities. We have the positive intent and ability to hold these investments until maturity and accordingly have classified them as held-to-maturity. For additional information, see Note 5: Restricted Cash and Investments, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Any fluctuation or change in interest rates would not impact our net income. Furthermore, an increase or decrease in interest rates immediately and uniformly by 10% would not have a material effect on our restricted cash and investments or cash and cash equivalents balances.
Corporate Investments
Our available-for-sale securities are comprised of investments with original maturities greater than three months and are classified as marketable securities. Our marketable securities consist of CDs. The primary objectives of these investments are to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our available-for-sale securities. For additional information, see Note 4: Marketable Securities to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Because our investments have maturities of three months or less we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value.
Long-term Debt
We are subject to the risk of fluctuating interest rates on our Revolving Credit Facility and Term Loan, which bear interest at variable rates. For additional information, see Note 9: Long-term Debt, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Based on the principal balance of our outstanding Term Loan of $29.7 million and Revolving Credit Facility of $172.0 million as of December 26, 2014, an increase or decrease of 10% in the interest rate over the next year would not have a material effect on our annual interest expense.
Foreign Currency Exchange Rate Risk
The majority of our revenue, expense, liabilities, and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, primarily the Canadian and Australian dollar. We have not hedged our foreign currency translation risk. We have the ability to hold our foreign-currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates will have a material impact on future operating results or cash flows.

Page - 38

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

Page - 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TrueBlue, Inc.
Tacoma, Washington

We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 26, 2014 and December 27, 2013, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TrueBlue, Inc. and subsidiaries as of December 26, 2014 and December 27, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 23, 2015

Page - 40

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	December 26, 2014	December 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$19,666	$122,003
Marketable securities	1,500	14,745
Accounts receivable, net of allowance for doubtful accounts of $7,603 and $5,710	359,903	199,519
Prepaid expenses, deposits and other current assets	18,778	9,491
Income tax receivable	10,516	3,060
Deferred income taxes	5,444	7,640
Total current assets	415,807	356,458
Property and equipment, net	61,392	54,473
Restricted cash and investments	168,426	154,558
Deferred income taxes	—	4,213
Goodwill	241,855	82,239
Intangible assets, net	136,560	31,505
Other assets, net	42,631	36,015
Total assets	$1,066,671	$719,461
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$50,256	$29,850
Accrued wages and benefits	69,692	39,094
Current portion of workers' compensation claims reserve	64,556	49,942
Other current liabilities	2,726	2,523
Total current liabilities	187,230	121,409
Workers’ compensation claims reserve, less current portion	178,283	164,887
Long-term debt, less current portion	199,383	29,656
Deferred income taxes	19,768	—
Other long-term liabilities	12,673	10,149
Total liabilities	597,337	326,101

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,530 and 41,085 shares issued and outstanding	1	1
Accumulated other comprehensive income	871	2,033
Retained earnings	468,462	391,326
Total shareholders’ equity	469,334	393,360
Total liabilities and shareholders’ equity	$1,066,671	$719,461
See accompanying notes to consolidated financial statements

Page - 41

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal years ended
	2014	2013	2012
Revenue from services	$2,174,045	$1,668,929	$1,389,530
Cost of services	1,637,066	1,226,626	1,017,145
Gross profit	536,979	442,303	372,385
Selling, general and administrative expenses	425,777	362,248	300,459
Depreciation and amortization	29,474	20,472	18,890
Income from operations	81,728	59,583	53,036
Interest expense	(3,156)	(1,248)	(1,131)
Interest and other income	3,272	2,602	2,700
Interest and other income, net	116	1,354	1,569
Income before tax expense	81,844	60,937	54,605
Income tax expense	16,169	16,013	20,976
Net income	$65,675	$44,924	$33,629

Net income per common share:
Basic	$1.61	$1.12	$0.85
Diluted	$1.59	$1.11	$0.84
Weighted average shares outstanding:
Basic	40,734	40,166	39,548
Diluted	41,176	40,502	39,862

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$(1,281)	$(689)	$175
Unrealized gain (loss) on investments, net of tax	119	(96)	—
Total other comprehensive income (loss), net of tax	(1,162)	(785)	175
Comprehensive income	$64,513	$44,139	$33,804
See accompanying notes to consolidated financial statements

Page - 42

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED 2014, 2013, AND 2012
(in thousands)

	Common stock			Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount	Retained earnings
Balances, December 30, 2011	39,933	$1	$290,935	$2,643	$293,579
Net income			33,629		33,629
Foreign currency translation adjustment, net of tax				175	175
Purchases and retirement of common stock	(306)		(4,386)		(4,386)
Issuances under equity plans, including tax benefits	593		2,760		2,760
Stock-based compensation			7,917		7,917
Balances, December 28, 2012	40,220	$1	$330,855	$2,818	$333,674
Net income			44,924		44,924
Foreign currency translation adjustment, net of tax				(689)	(689)
Unrealized loss on investments				(96)	(96)
Issuances under equity plans, including tax benefits	865		7,135		7,135
Stock-based compensation			8,412		8,412
Balances, December 27, 2013	41,085	$1	$391,326	$2,033	$393,360
Net income			65,675		65,675
Foreign currency translation adjustment, net of tax				(1,281)	(1,281)
Unrealized gain on investments, net of tax				119	119
Issuances under equity plans, including tax benefits	445		410		410
Stock-based compensation			11,051		11,051
Balances, December 26, 2014	41,530	$1	$468,462	$871	$469,334
 See accompanying notes to consolidated financial statements

Page - 43

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	December 26, 2014	December 27, 2013	December 28, 2012
Cash flows from operating activities:
Net income	$65,675	$44,924	$33,629
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,474	20,472	18,890
Provision for doubtful accounts	11,815	12,063	6,994
Stock-based compensation	11,051	8,412	7,917
Deferred income taxes	12,663	(3,844)	3,091
Other operating activities	898	2,116	1,946
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(77,629)	(4,181)	(20,408)
Income taxes	(5,696)	4,113	(3,748)
Other assets	(7,361)	(7,341)	(1,214)
Accounts payable and other accrued expenses	(8,683)	(3,592)	1,524
Accrued wages and benefits	12,069	(3,643)	(182)
Workers’ compensation claims reserve	1,579	9,859	3,746
Other liabilities	1,670	6,710	138
Net cash provided by operating activities	47,525	86,068	52,323
Cash flows from investing activities:
Capital expenditures	(16,918)	(13,003)	(17,826)
Acquisition of businesses, net of cash acquired	(305,876)	(77,560)	—
Purchases of marketable securities	(25,057)	(40,800)	—
Sales and maturities of marketable securities	44,167	20,050	—
Change in restricted cash and cash equivalents	(9,283)	(16,122)	7,587
Purchases of restricted investments	(18,196)	(13,411)	(33,778)
Maturities of restricted investments	12,726	15,581	18,116
Other	—	—	(250)
Net cash used in investing activities	(318,437)	(125,265)	(26,151)
Cash flows from financing activities:
Purchases and retirement of common stock	—	—	(4,386)
Net proceeds from stock option exercises and employee stock purchase plans	2,191	9,136	4,164
Common stock repurchases for taxes upon vesting of restricted stock	(3,114)	(2,800)	(2,154)
Net change in revolving credit facility	171,994	—	—
Proceeds from long-term debt	—	34,000	—
Payments on debt and other liabilities	(2,267)	(8,681)	(4,548)
Other	978	713	751
Net cash provided by (used in) financing activities	169,782	32,368	(6,173)
Effect of exchange rate changes on cash and cash equivalents	(1,207)	(681)	203
Net change in cash and cash equivalents	(102,337)	(7,510)	20,202
CASH AND CASH EQUIVALENTS, beginning of period	122,003	129,513	109,311
CASH AND CASH EQUIVALENTS, end of period	$19,666	$122,003	$129,513
See accompanying notes to consolidated financial statements

Page - 44

TRUEBLUE, INC.
Notes to Consolidated Financial Statements

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of specialized workforce solutions, helping clients improve growth and performance by providing staffing, recruitment process outsourcing, and managed service provider solutions. Our workforce solutions meet clients’ needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help over 135,000 businesses be more productive and we connect as many as 750,000 people and work each year. We are headquartered in Tacoma, Washington.
Effective June 30, 2014, we acquired Staffing Solutions Holdings, Inc. ("Seaton") which added a full service line of on-premise temporary blue-collar staffing together with complementary outsourced service offerings in recruitment process outsourcing ("RPO") and managed services provider ("MSP") solutions. On-premise staffing is large scale sourcing, screening, recruiting and management of the contingent labor workforce at a customer's facility. RPO is high-volume sourcing, screening, and recruiting of permanent employees for all major industries and jobs. MSP solutions provide customers with improved quality and spend management of their contingent labor vendors. The addition of Seaton added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance. See Note 2: Acquisitions for additional information.
We operate our workforce solutions through two reportable segments, Staffing Services and Managed Services. For additional information on our segments see Note 18: Segment Information.
Basis of presentation
The consolidated financial statements include the accounts of TrueBlue and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The consolidated financial statements include the results of operations and cash flows of Seaton from the acquisition date to December 26, 2014 and not from any prior periods, except with respect to the unaudited pro forma information included in Note 2: Acquisitions.
Fiscal period end
We utilize a 52 or 53 week fiscal year, ending on the last Friday of December. The three most recent years ended on December 26, 2014, December 27, 2013, and December 28, 2012, all of which contained 52 weeks. Seaton has a fiscal period end of the last Sunday of the December. Seaton’s results for the period from the acquisition date to December 28, 2014 have been combined with TrueBlue’s results for the year ended December 26, 2014.
Revenue recognition
Revenue is recognized at the time the service is provided and is net of adjustments related to customer credits. Revenue also includes billable travel and other reimbursable costs. Customer discounts or other incentives are recognized in the period the related revenue is earned. Revenues are reported net of sales, use, or other transaction taxes collected from customers and remitted to taxing authorities.
We record revenue on a gross basis as a principal versus on a net basis as an agent in the consolidated statement of operations. We have determined that gross reporting as a principal is the appropriate treatment based upon the following key factors:

•	We maintain the direct contractual relationship with the customer;

•	We have discretion in selecting and assigning the temporary workers to particular jobs and establishing their billing rate; and

•	We bear the risk and rewards of the transaction, including credit risk, if the customer fails to pay for services performed.

Page - 45

Cost of Services
Cost of services are costs directly associated with the earning of revenue and primarily includes wages and related payroll taxes and workers’ compensation expenses. Cost of services also includes billable travel and other reimbursable costs.
Advertising costs
Advertising costs consist primarily of print and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in Selling, general and administrative expenses were $6.2 million, $4.0 million, and $3.7 million in 2014, 2013, and 2012, respectively.
Cash and cash equivalents and marketable securities
We consider all highly liquid instruments purchased with an original maturity of three months or less at date of purchase to be cash equivalents. Investments with original maturities greater than three months are classified as marketable securities. Our marketable securities consist of certificates of deposit ("CDs"), variable-rate demand notes ("VRDNs"), and commercial paper. All of our marketable securities are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded in Other comprehensive income (loss). We do not buy and hold securities principally for the purpose of selling them in the near future. Our investment policy is focused on the preservation of capital, liquidity, and return. From time to time, we may sell certain securities but the objective is generally not to generate profits on short-term differences in price. We manage our cash equivalents and marketable securities as a single portfolio of highly liquid securities.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are recorded at the invoiced amount together with interest for certain past due accounts. We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The allowance for doubtful accounts is determined based on current collection efforts, historical collection trends, write-off experience, customer credit risk, and current economic data. The allowance for doubtful accounts is reviewed quarterly and represents our best estimate of the amount of probable credit losses. Past due balances are written off when it is probable the receivable will not be collected. Our allowance for doubtful accounts was $7.6 million and $5.7 million as of December 26, 2014 and December 27, 2013, respectively.
Restricted cash and investments
Cash and investments pledged as collateral and restricted to use for workers' compensation insurance programs are included as Restricted cash and investments on our Consolidated Balance Sheets. Our investments consist of highly rated investment grade debt securities, which are rated A1/P1 or higher for short-term securities and A- or higher for long-term securities, by nationally recognized statistical rating organizations. We have the positive intent and ability to hold all these investments until maturity in accordance with our investment policy and, accordingly, all of our investments are classified as held-to-maturity. In the event that an investment is downgraded, it is replaced with a highly rated investment grade security. We review for impairment on a quarterly basis and do not consider temporary unrealized losses to be an impairment.
We have an agreement with AIG and the Bank of New York Mellon creating a trust ("Trust"), which holds the majority of our collateral obligations under existing workers' compensation insurance policies. Placing the collateral in the Trust allows us to manage the investment of the assets and provides greater protection of those assets.
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

Page - 46

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
When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss, net of proceeds, is reflected on the Consolidated Statements of Operations and Comprehensive Income.
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
Finite-lived intangible assets
Intangible assets consist of identifiable intangible assets acquired through acquisitions and include trade names/trademarks, customer relationships, non-compete agreements, and acquired technology. We amortize intangible assets, other than trade names and trademarks with an indefinite life, using the straight-line method over their useful lives. We amortize non-compete covenants using the straight-line method over the lives of the related agreements.
Leases
We conduct our branch office operations from leased locations. Many leases require payment of real estate taxes, insurance, and common area maintenance, in addition to rent. The terms of our lease agreements generally range from three to five years with options to cancel within 90 days of notification. Most of the leases contain renewal options and escalation clauses.
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

Goodwill and indefinite-lived intangible assets
We had historically evaluated our goodwill for impairment at the reporting unit level annually as of the last day of our fiscal third quarter or when indications of potential impairment exist. In the first quarter of 2014, we changed the date of our annual assessment of goodwill impairment to the first day of our fiscal second quarter of each year. This is a change in method of applying an accounting principle, which management believes is preferable because it better aligns the timing of the assessment with our planning and forecasting process and alleviates constraints on accounting resources during our annual reporting process. The change in the assessment date did not delay, accelerate, or avoid a potential impairment charge. Due to significant judgments and estimates utilized in our goodwill impairment analysis, management has determined that it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of the first day of the second quarter of each prior reporting period without the use of hindsight.

Page - 47

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We allocated goodwill to reporting units based on the reporting units that are expected to benefit from the business combination. We do not amortize goodwill but test it for impairment annually, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year and noted no significant indicators of impairment.
We test for goodwill impairment at the reporting unit level. Prior to the acquisition of Seaton, we considered our service lines (Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, and Centerline) to be our reporting units for goodwill impairment testing. There were no substantial changes to our previously reported reporting units. Effective June 30, 2014, we acquired Seaton which added a full service line of on-premise blue-collar staffing with Staff Management | SMX ("Staff Management"), complementary service offerings in RPO with the People Scout and hrX service lines, and the MSP solutions portion of Staff Management. We consider the acquired service lines to be reporting units for goodwill impairment testing.
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
In our annual impairment test our reporting units' fair values were substantially in excess of their carrying values. Accordingly, no impairment loss was required to be recognized. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Based on our test, all of our reporting units' fair values were substantially in excess of their carrying values. The estimated fair value of our PlaneTechs reporting unit was in excess of its carrying value, however, the operations of this reporting unit continue to be in the process of transitioning from a concentrated portfolio with one significant customer in the aviation industry to a more diversified customer portfolio for aviation and expanding their services for mechanics and technicians to other transportation industries. As such, we believe this reporting unit carries more risk of impairment in comparison to our other reporting units. We will continue to closely monitor the operational performance of the PlaneTechs reporting unit.
Our services are subject to volatility based on overall economic conditions. As a consequence, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also decrease quickly when the economy begins to weaken, as had occurred during the most recent recession. If actual results were to significantly deviate from management's estimates and assumptions of future performance, we could experience a material impairment to our goodwill.
We have indefinite-lived intangible assets related to our CLP Resources, Spartan Staffing, Staff Management | SMX and PeopleScout trade names. We test our indefinite-lived intangible assets annually for impairment, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates, and appropriate discount rates.
Long-lived asset impairment
Long-lived assets include property and equipment and definite-lived intangible assets. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We have determined that no triggering events have occurred during the period that would require us to perform an impairment test. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative

Page - 48

to historical or planned operating results, significant changes in the manner of use of the assets, or significant changes in our business strategies. Long-lived assets are grouped at the lowest level at which identifiable cash flows are largely independent when assessing impairment. Our branch assets, including property and equipment, and customer relationship intangibles, are grouped and evaluated at the individual branch level. All other property and equipment and definite-lived intangibles are grouped at either the service line or corporate level, as appropriate, based on the identifiable cash flows. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis). Considerable management judgment is necessary to estimate future after-tax cash flows, including cash flows from continuing use and terminal value. Accordingly, actual future results could vary from our estimates.
Business acquisitions
We account for our business acquisitions using the purchase method of accounting. The fair value of the net assets acquired and the results of the acquired business are included in the financial statements from the acquisition date forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired property and equipment, intangible assets, useful lives of property and equipment, and amortizable lives for acquired intangible assets, as well as liabilities for workers' compensation and legal contingencies. Any excess of the purchase consideration over the identified fair value of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. All acquisition related costs are expensed as incurred and recorded in Selling, general, and administrative expenses. Additionally, we recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets, or unnecessary functions and record them as Selling, general, and administrative expenses.
The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change between the preliminary allocation and the final allocation. Any changes to these estimates may have a material impact on our operating results or financial condition.
Workers’ compensation claims reserves
We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceed the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected in the Consolidated Statements of Operations and Comprehensive Income in the period when the changes in estimates are made.
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
Reserves for contingent legal and regulatory liabilities
From time to time we are subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration, and safety. In addition, we are subject to legal proceedings in the ordinary course of our operations. We establish reserves for contingent legal and regulatory liabilities when management determines that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We evaluate our reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.

Page - 49

Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have determined that a valuation allowance is appropriate for certain net operating losses and tax credits that we expect will not be utilized within the permitted carry forward periods as of December 26, 2014 and December 27, 2013.
Stock-based compensation
Under various plans, officers, employees, and non-employee directors have received or may receive grants of stock, restricted stock awards, performance share units, or options to purchase common stock. We also have an employee stock purchase plan (“ESPP”).
Compensation expense for restricted stock awards and performance share units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock and performance share unit grants issued with performance conditions, compensation expense is recognized over each vesting period based on assessment of the likelihood of meeting these conditions. We recognize compensation expense for only the portion of restricted stock and performance share units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of options to purchase common stock using the Black-Scholes valuation model, which requires the input of subjective assumptions. We recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.
Foreign currency
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in other comprehensive income ("OCI") where applicable. Currency gains and losses of intercompany balances deemed to be long-term in nature in international subsidiaries are included, net of tax, in OCI.
Purchases and retirement of our common stock
Purchases of our common stock are not displayed separately as treasury stock on the Consolidated Balance Sheets in accordance with the Washington Business Corporation Act, which requires the retirement of purchased shares. As a result, shares of our common stock that we purchase are retired immediately. It is our accounting policy to first record these purchases as a reduction to our common stock account. Once the common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our Retained earnings. Furthermore, activity in our common stock account related to stock-based compensation is also recorded to Retained earnings until such time as the reduction to Retained earnings due to stock repurchases has been recovered.
Shares of common stock outstanding
Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.7 million shares as of December 26, 2014 and December 27, 2013.
Use of estimates
Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include, but are not limited to, purchase accounting, allowance for doubtful accounts, estimates for asset and goodwill impairments, stock-based performance awards, assumptions underlying self-insurance reserves, contingent legal and regulatory liabilities, and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.

Page - 50

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

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition. This guidance sets forth a five-step revenue recognition model, which supersedes the prior revenue recognition guidance, as well as most industry-specific revenue recognition guidance that previously existed in U.S. GAAP. The underlying principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides two methods of initial adoption: retrospective for all periods presented, or through a cumulative adjustment in the year of adoption. It is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is not permitted. We have not yet determined which method of adoption will be applied and are currently evaluating the impact that this standard will have on our consolidated financial statements.

NOTE 2:	ACQUISITIONS
Effective June 30, 2014, we completed the acquisition of all of the outstanding equity interests of Seaton, a Chicago-based corporation, for a cash purchase price of approximately $305.9 million, net of cash acquired. The Seaton acquisition added a full service line of on-premise blue-collar staffing, complementary service offerings in recruitment process outsourcing, and managed services provider solutions. Seaton's operations will continue to be managed and supported from Chicago.

Effective June 30, 2014, we entered into a Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility ("Revolving Credit Facility") of up to a maximum of $300.0 million, of which $187.0 million was used to fund a portion of the Seaton acquisition price. See Note 9: Long-term Debt, for details of our Revolving Credit Facility.

We incurred acquisition and integration-related costs of $5.2 million during the year ended December 26, 2014. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income and cash flows from operating activities in the Consolidated Statements of Cash Flows.

Page - 51

Notes to Consolidated Financial Statements—(Continued)

Purchase price allocation
We have completed the allocation of the purchase price, net of cash acquired, to the assets acquired and liabilities assumed based on fair value assessments. The following information reflects our allocation of the purchase price (in thousands):

June 30, 2014 Fair Value
Accounts receivable (1)	$94,571
Prepaid expenses, deposits and other current assets	7,111
Property and equipment	6,957
Other non-current assets	7,848
Restricted cash	1,227
Intangible assets	117,100
Total assets acquired	234,814

Accounts payable and other accrued expenses (2)	28,916
Accrued wages and benefits	18,528
Workers' compensation claims reserve (3)	26,433
Deferred tax liability	13,514
Other long-term liabilities	1,163
Total liabilities assumed	88,554

Net identifiable assets acquired	146,260
Goodwill (4)	159,616
Net assets acquired	$305,876

(1)	The gross contractual amount of accounts receivable was $96.7 million of which $2.1 million was estimated to be uncollectible.

(2)	The preliminary purchase price allocation for accounts payable and accrued expenses was increased by approximately $9.6 million related to additional commitments and obligations assumed.

(3)
The preliminary purchase price allocation for the workers' compensation liability was increased by approximately $7.8 million for estimated excess claims with a corresponding receivable due from the insurance provider.

(4)
Goodwill is attributable to the acquired workforce, the expected synergies, and future cash flows after the acquisition of Seaton. Synergies consist primarily of increasing service capacity through acquiring workforce and facilities, increasing market share and economies of scale, increasing operational efficiency and expertise, and leveraging technology investments.

Intangible assets include identifiable intangible assets for customer relationships and trade name/trademarks. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization using the income approach. The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of June 30, 2014 (in thousands):

	Estimated Fair Value	Weighted Average Estimated Useful Lives in Years
Trade name/trademarks	$10,500	Indefinite
Trade name/trademarks	300	4.0
Technologies	18,300	4.6
Customer relationships	88,000	9.7
Total intangible assets	$117,100

The acquired assets and liabilities assumed of Seaton are included in our Consolidated Balance Sheets as of December 26, 2014 and the results of its operations and cash flows are reported in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for the period from June 30, 2014 to December 26, 2014.

Page - 52

Notes to Consolidated Financial Statements—(Continued)

The amount of revenue and income from operations of Seaton included in our Consolidated Statements of Operations and Comprehensive Income were $394.4 million and $13.6 million, respectively, for the period from the acquisition date to December 26, 2014. Income from operations includes amortization expense of $6.3 million for acquired finite-lived intangible assets and developed technology pushed down to Seaton.

Unaudited pro forma financial information

The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of Seaton had occurred as of the beginning of the period being reported on, after giving effect to related income taxes.

The unaudited pro forma financial information combines our results of operations with the unaudited financial information of Seaton used by Seaton management for internal reporting purposes. Seaton acquired hrX, an Australian based company, on January 31, 2014. The unaudited pro forma information of Seaton includes the results of operations for hrX as if it had been acquired at the beginning of the period being reported on. Any changes required by further procedures over the financial information of Seaton could be material. The unaudited pro forma financial information presented is for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the dates indicated, nor is it indicative of future operating results.

The unaudited pro forma consolidated results of operations includes differences in workers' compensation expense, interest expense on debt, amortization of debt issuance costs, amortization of finite-lived intangible assets, stock-based compensation, non-recurring costs of acquisition, and integration related costs. The unaudited pro forma consolidated results of operations do not include, among other items, the effects of potential losses in gross profit due to revenue attrition from combining the two companies.

Unaudited pro forma financial data is presented below (in thousands, except per share data):

	Years ended
	December 26, 2014	December 27, 2013
Revenue from services	$2,472,289	$2,274,742
Net income	$64,713	$47,464
Net income per common share - diluted	$1.57	$1.17

Prior Year Acquisitions

MDT Personnel, LLC
Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT Personnel, LLC and its subsidiaries ("MDT") for $53.1 million, net of cash acquired. Assets acquired included finite-lived intangible assets of $10.2 million. The excess of the purchase price over the estimated fair values of the net assets acquired in the amount of $25.7 million was recorded as goodwill and primarily represents synergies with our existing business, the acquired assembled workforce, and potential new customers. Through its network of 105 branches in 25 states, MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing.
We incurred acquisition and integration-related costs of $6.0 million.We have fully integrated and blended MDT's operations with our existing service lines. MDT was primarily integrated into the Labor Ready service line. The integration of the MDT sales and branch operations was completed during the first quarter of 2013. We completed the integration of all remaining administrative services during the second quarter of 2013. These activities consisted of integrating our branch network capacity, sales and services teams, and infrastructure by closing, consolidating, and relocating certain branch offices and administrative operations, eliminating redundant assets, and reducing excess administrative workforce and capacity. These integration costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income and cash flows from operating activities on the Consolidated Statements of Cash Flows for the year ended December 27, 2013.

Page - 53

Notes to Consolidated Financial Statements—(Continued)

Purchase price allocation
The following table summarizes the final allocation of the MDT purchase price, net of cash acquired, based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date of February 4, 2013 (in thousands):

Purchase Price Allocation
Accounts receivable (1)	$29,910
Prepaid expenses, deposits and other current assets	614
Property and equipment	299
Restricted cash	6,877
Intangible assets	10,200
Total assets acquired	47,900

Accounts payable and other accrued expenses	6,273
Accrued wages and benefits	4,781
Workers' compensation claims reserve	9,381
Other long-term liabilities	76
Total liabilities assumed	20,511

Net identifiable assets acquired	27,389
Goodwill	25,686
Net assets acquired	$53,075

(1)	The gross contractual amount of accounts receivable was $32.9 million of which $3.0 million was estimated to be uncollectible.

Intangible assets include identifiable intangible assets for customer relationships, the trade name/trademarks and a non-compete agreement. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization using the income approach. No residual value is estimated for any of the intangible assets. The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of February 4, 2013 (in thousands):

	Estimated Fair Value	Weighted Average Estimated Useful Lives in Years
Customer relationships	$7,800	8.0
Trade name/trademarks	1,000	1.5
Non-compete agreement	1,400	5.0
Total intangible assets	$10,200
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
Unaudited pro forma financial information
The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of MDT had occurred as of the beginning of the period being reported on, after giving effect to related income taxes.
The unaudited pro forma financial information combines our results of operations with the unaudited financial information of MDT used by MDT management for internal reporting purposes. Any changes required by an audit of the MDT financial information could be material. The unaudited pro forma financial information presented is for illustrative purposes only and is not indicative

Page - 54

Notes to Consolidated Financial Statements—(Continued)

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
Pro forma financial data (unaudited) is presented below (in thousands, except per share data).

	Years ended
	December 27, 2013	December 28, 2012
Revenue from services	$1,693,073	$1,612,467
Net income	$48,988	$25,939
Net income per common share - diluted	$1.21	$0.65

The Work Connection, Inc.

Effective October 1, 2013, we acquired certain assets and liabilities of The Work Connection, Inc. ("TWC"). TWC was founded in 1986 and provided light industrial services out of 37 branches in nine states. This acquisition provided us geographic expansion into new markets for our Spartan Staffing service line. TWC’s operations were integrated with those of our Spartan Staffing service line during the fourth quarter ended December 27, 2013. The acquisition of TWC was not material individually or in the aggregate to our consolidated results of operations and as such, pro forma financial information was not required. The total cost of the acquisition was $22.7 million. We incurred acquisition and integration-related costs of $1.2 million for the purchase of TWC. Assets acquired included finite-lived intangible assets of $8.2 million. The excess of the purchase price over the estimated fair values of the net assets acquired in the amount of $7.6 million was recorded as goodwill and primarily represents synergies with our existing business, acquired assembled workforce, and potential new customers.
The following table summarizes the final allocation of the TWC purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date of October 1, 2013 (in thousands):

Purchase Price Allocation
Accounts receivable (1)	$10,198
Prepaid expenses	41
Plant and equipment	107
Intangible assets	8,200
Total assets acquired	18,546

Accounts payable	614
Accrued wages and benefits	2,853
Total liabilities assumed	3,467

Net identifiable assets acquired	15,079
Goodwill	7,610
Net assets acquired	$22,689

(1)	The gross contractual amount of accounts receivable was $10.4 million of which $0.2 million was estimated to be uncollectible.

The TWC acquisition was not material to our financial statements, therefore no additional disclosures are provided.

Page - 55

Notes to Consolidated Financial Statements—(Continued)

NOTE 3:	FAIR VALUE MEASUREMENT
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

•
Level 2 inputs are valued based upon quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Our Level 2 assets are marketable securities, which may consist of CDs, VRDNs, and commercial paper, and restricted investments, which consist of municipal debt securities, corporate debt securities, asset-backed securities, and U.S. agency debentures. Our investments consist of highly rated investment grade debt securities, which are rated A1/P1 or higher for short-term securities and A- or higher for long-term securities, by nationally recognized statistical rating organizations. We obtain our inputs from quoted market prices and independent pricing vendors.

•
Level 3 inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. We have no Level 3 assets or liabilities.

The carrying values of our accounts receivable, accounts payable and other accrued expenses, and accrued wages and benefits approximate fair value due to their short-term nature. We also hold certain restricted investments which collateralize workers' compensation programs and are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets. We hold long-term debt with variable interest rates that approximate fair value. For additional information, see Note 9: Long-term Debt.
The following tables present the fair value and hierarchy for our financial assets (in thousands):

	December 26, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$19,666	$19,666	$19,666	$—	$—
Marketable securities classified as available-for-sale (2)	1,500	1,500	—	1,500	—
Restricted cash and cash equivalents (1)	68,359	68,359	68,359	—	—
Other restricted assets (3)	9,972	9,972	9,972	—	—
Restricted investments classified as held-to-maturity	90,095	91,066	—	91,066	—

	December 27, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$122,003	$122,003	$122,003	$—	$—
Marketable securities classified as available-for-sale (2)	20,650	20,650	—	20,650
Restricted cash and cash equivalents (1)	57,085	57,085	57,085	—	—
Other restricted assets (3)	10,795	10,795	10,795	—	—
Restricted investments classified as held-to-maturity	86,678	86,940	—	86,940	—

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)
Marketable securities include CDs, VRDNs, and commercial paper, which are classified as available-for-sale. At December 26, 2014, all our marketable securities, which consist of CDs, had stated maturities of less than one year. At December 27, 2013, we had $6.0 million of CDs with maturities greater than one year, which are classified as Other assets on our Consolidated Balance Sheets. VRDNs with contractual maturities beyond one year are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and believe we have the ability to quickly sell them to the re-marketing agent at par value plus accrued interest in the event we decide to liquidate our investment in a particular VRDN.

(3)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds.

NOTE 4:	MARKETABLE SECURITIES

Page - 56

Notes to Consolidated Financial Statements—(Continued)

The following tables present the amortized cost and fair value of our marketable securities, which are carried at fair value (in thousands):

	December 26, 2014		December 27, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit (1)	$1,500	$1,500	$10,000	$9,900
Variable-rate demand notes	—	—	5,750	5,750
Commercial paper	—	—	5,000	5,000
	$1,500	$1,500	$20,750	$20,650

(1)	As of December 26, 2014, all our CDs were due within one year. As of December 27, 2013 $14.8 million of our marketable securities were due within one year.
Gross unrealized gains and losses were de minimis for the years ended December 26, 2014 and December 27, 2013. Our marketable securities have not resulted in any other-than-temporary impairments as of December 26, 2014 or December 27, 2013.

NOTE 5:	RESTRICTED CASH AND INVESTMENTS
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities, and asset-backed securities. The majority of our collateral obligations are held in Trust. Our investments have not resulted in any other-than-temporary impairments.
The following is a summary our Restricted cash and investments (in thousands):

	December 26, 2014	December 27, 2013
Cash collateral held by insurance carriers	$22,639	$23,747
Cash and cash equivalents held in Trust (1)	43,856	31,474
Investments held in Trust	90,095	86,678
Cash collateral backing letters of credit	1,864	1,864
Other (2)	9,972	10,795
Total restricted cash and investments	$168,426	$154,558

(1)	Includes $0.7 million and $0.8 million of accrued interest at December 26, 2014 and December 27, 2013, respectively.

(2)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds.

Page - 57

Notes to Consolidated Financial Statements—(Continued)

The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	December 26, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$52,406	$882	$(92)	$53,196
Corporate debt securities	27,715	179	(144)	27,750
Asset-backed securities	9,974	157	(11)	10,120
	$90,095	$1,218	$(247)	$91,066

	December 27, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$54,133	$722	$(398)	$54,457
Corporate debt securities	19,694	180	(294)	19,580
Asset-backed securities	12,851	141	(89)	12,903
	$86,678	$1,043	$(781)	$86,940
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	December 26, 2014
	Amortized Cost	Fair Value
Due in one year or less	$10,236	$10,281
Due after one year through five years	41,174	41,511
Due after five years through ten years	38,685	39,274
	$90,095	$91,066
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

NOTE 6:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in thousands):

	December 26, 2014	December 27, 2013
Buildings and land	$30,381	$27,008
Computers and software	115,419	101,852
Furniture and equipment	11,690	10,444
Construction in progress	5,415	2,869
	162,905	142,173
Less accumulated depreciation	(101,513)	(87,700)
	$61,392	$54,473
Capitalized software costs, net of accumulated depreciation, were $30.2 million and $30.6 million as of December 26, 2014 and December 27, 2013, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally-developed software.
Depreciation expense of property and equipment totaled $17.4 million, $15.5 million, and $15.8 million for the years ended December 26, 2014, December 27, 2013, and December 28, 2012, respectively.

Page - 58

Notes to Consolidated Financial Statements—(Continued)

NOTE 7:	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table reflects goodwill allocated to each reporting segment at December 26, 2014 and December 27, 2013 (in thousands):

	Legacy TrueBlue	Unallocated Goodwill (1)	Total Company
Balance at December 27, 2013
Goodwill before impairment	$128,449	$—	$128,449
Accumulated impairment loss	(46,210)	—	(46,210)
Goodwill, net	82,239	—	82,239

Goodwill acquired	—	159,616	159,616

Balance at December 26, 2014
Goodwill before impairment	128,449	159,616	288,065
Accumulated impairment loss	(46,210)	—	(46,210)
Goodwill, net	$82,239	$159,616	$241,855

(1)	Management is still determining the allocation of our goodwill acquired to our new reportable segments, which will be finalized in Q1 2015. See Note 18: Segment Information, for additional details.
Intangible assets
The following table presents our purchased finite-lived intangible assets (in thousands):

	December 26, 2014			December 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships	$123,940	$(22,195)	$101,745	$35,940	$(13,942)	$21,998
Trade name/trademarks	4,422	(2,878)	1,544	5,172	(2,708)	2,464
Non-compete agreements	1,800	(817)	983	1,800	(457)	1,343
Technologies	18,300	(2,212)	16,088	—	—	—
Total finite-lived intangible assets	$148,462	$(28,102)	$120,360	$42,912	$(17,107)	$25,805

(1)	Excludes assets that are fully amortized.

Finite-lived intangible assets include customer relationships, trade name/trademarks, and developed technologies of $88.0 million, $0.3 million, and $18.3 million, respectively, based on our purchase price allocation relating to our acquisition of Seaton. Refer to Note 2: Acquisitions, for additional information regarding this acquisition.
Amortization of our finite-lived intangible assets was $12.0 million, $4.9 million and $3.1 million for the years ended December 26, 2014, December 27, 2013, and December 28, 2012, respectively.

Page - 59

Notes to Consolidated Financial Statements—(Continued)

The following table provides the estimated future amortization of finite-lived intangible assets as of December 26, 2014 (in thousands):

2015	$18,987
2016	18,186
2017	16,157
2018	14,638
2019	11,942
Thereafter	40,450
Total future amortization	$120,360
We also held indefinite-lived trade name/trademarks of $16.2 million and $5.7 million as of December 26, 2014 and December 27, 2013, respectively. Indefinite-lived trade name/trademarks acquired in 2014 of $10.5 million are based on the purchase price allocation relating to our acquisition of Seaton. See Note 2: Acquisitions, for additional information regarding this acquisition.
NOTE 8:WORKERS’ COMPENSATION INSURANCE AND RESERVES
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.7% and 2.1% at December 26, 2014 and December 27, 2013, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years at December 26, 2014.
The table below presents a reconciliation of the undiscounted workers’ compensation claims reserve to the discounted workers' compensation reserve for the periods presented as follows (in thousands):

	December 26, 2014	December 27, 2013
Undiscounted workers’ compensation reserve	$256,220	$234,453
Less discount on workers' compensation reserve	13,381	19,624
Workers' compensation reserve, net of discount	242,839	214,829
Less current portion	64,556	49,942
Long-term portion	$178,283	$164,887
Payments made against self-insured claims were $60.6 million, $49.1 million, and $38.3 million for the years ended December 26, 2014, December 27, 2013, and December 28, 2012.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 14.5 years. The discounted workers’ compensation reserve for excess claims was $42.6 million and $34.1 million as of December 26, 2014 and December 27, 2013. The discounted receivables from insurance companies, net of valuation allowance, were $38.7 million and $28.4 million as of December 26, 2014 and December 27, 2013, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.

Page - 60

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
The table below presents the estimated future payout of our discounted workers' compensation claims reserve for the next five years and thereafter as of December 26, 2014 (in thousands):

2015	$64,556
2016	37,660
2017	23,113
2018	15,046
2019	10,431
2020 and thereafter	49,421
Sub-total	200,227
Excess claims (1)	42,612
Total	$242,839

(1)	Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.
Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses. Workers’ compensation expense of $77.5 million, $63.2 million, and $52.3 million was recorded in Cost of services for the years ended December 26, 2014, December 27, 2013, and December 28, 2012, respectively.

NOTE 9:	LONG-TERM DEBT

The components of our borrowings were as follows (in thousands):

	December 26, 2014	December 27, 2013
Revolving Credit Facility	$171,994	$—
Term Loan	29,656	31,923
Total debt	201,650	31,923
Less current portion	2,267	2,267
Long-term debt	$199,383	$29,656

Second amended and restated credit agreement

Effective June 30, 2014, we entered into a Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility of $300.0 million with Bank of America, N.A., Wells Fargo Bank, National Association, HSBC and PNC Capital Markets LLC ("Revolving Credit Facility") in connection with our acquisition of Seaton. The Revolving Credit Facility, which matures June 30, 2019, amended and restated our previous credit facility, and replaced the Seaton credit facility.

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending

Page - 61

Notes to Consolidated Financial Statements—(Continued)

limit is $17.4 million, and is reduced quarterly by $0.4 million beginning on October 1, 2014. As of December 26, 2014, the Tacoma headquarters office building liquidation value totaled $17.0 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves, if deemed applicable. Each borrowing has a stated maturity of 90 days or less. At December 26, 2014, $278.0 million was available under the Revolving Credit Facility, $172.0 million was utilized as a draw on the facility and $4.7 million was utilized by outstanding standby letters of credit, leaving $101.3 million available for additional borrowings. The letters of credit collateralize a portion of our workers' compensation obligation.

The Revolving Credit Facility requires that we maintain an excess liquidity of $37.5 million. Excess liquidity is an amount equal to the unused borrowing capacity under the Revolving Credit Facility plus certain unrestricted cash, cash equivalents, and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. The additional amount available to borrow at December 26, 2014 was $101.3 million and the amount of cash, cash equivalents and certain marketable securities under control agreements was $28.1 million for a total of $129.4 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50% or the one-month LIBOR rate plus 1.00%. Until January 1, 2015, the applicable spread on LIBOR was 1.75% and the applicable spread on the base rate was 0.75%. As of December 26, 2014, the interest rate was 2.00%.

A fee on unused borrowing capacity of 0.375% when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%, is applied against the unused portion of the Revolving Credit Facility. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Revolving Credit Facility has variable rate interest and approximates fair value as of December 26, 2014.
Term loan agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (“Term Loan”) with Synovus Bank in the principal amount of $34.0 million. The Term Loan has a five-year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Term Loan by five consecutive one-year extensions. At December 26, 2014, the interest rate for the Term Loan was 1.66%.
At December 26, 2014 and December 27, 2013, the remaining balance of the Term Loan was $29.7 million and $31.9 million, respectively, of which $2.3 million is short-term and is included in Other current liabilities on our Consolidated Balance Sheets. The Term Loan has variable rate interest and approximates fair value as of December 26, 2014 and December 27, 2013.
The scheduled principal payments for debt are as follows (in thousands):

2015	$2,267
2016	2,267
2017	2,267
2018	22,855
Total	$29,656
Our obligations under the Term Loan may be accelerated upon the occurrence of an event of default under the Term Loan, which includes customary events of default, as well as cross-defaults related to indebtedness under our Revolving Credit Facility and other Term Loan specific defaults. The Term Loan contains customary negative covenants applicable to the Company and its subsidiaries such as indebtedness, certain dispositions of property, the imposition of restrictions on payments under the Term Loan, and other Term Loan specific covenants. We are currently in compliance with all covenants related to the Term Loan.

Page - 62

Notes to Consolidated Financial Statements—(Continued)

NOTE 10:	COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash equivalents, highly rated investment grade debt securities, letters of credit and/or surety bonds. On a regular basis these entities assess the amount of collateral they will require from us relative to our workers' compensation obligation. The majority of our collateral obligations are held in the Trust.
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	December 26, 2014	December 27, 2013
Cash collateral held by insurance carriers	$22,639	$23,747
Cash and cash equivalents held in Trust (1)	43,856	31,474
Investments held in Trust	90,095	86,678
Letters of credit (2)	6,513	7,867
Surety bonds (3)	16,861	16,099
Total collateral commitments	$179,964	$165,865

(1)	Included in this amount is $0.7 million and $0.8 million of accrued interest at December 26, 2014 and December 27, 2013, respectively.

(2)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit at December 26, 2014 and December 27, 2013.

(3)
Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier. These fees do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days notice.

Operating leases
We have contractual commitments in the form of operating leases related to office space and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of December 26, 2014 are as follows for each of the next five years and thereafter (in thousands):

2015	$4,417
2016	3,403
2017	2,940
2018	2,655
2019	2,459
Thereafter	3,573
Total future non-cancelable minimum lease payments	$19,447
The majority of operating leases pertaining to our office space provide for renewal options ranging from three to five years. Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our leases, we have the right to cancel the lease within 90 days of notification. Accordingly, we have not included the leases with 90 day cancellation provisions in our disclosure of future minimum lease payments. Total rent expense for 2014, 2013, and 2012 was $23.0 million, $22.5 million, and $22.0 million, respectively.
Purchase Obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty. We had $15.6 million of purchase obligations as of December 26, 2014, of which $10.2 million are expected to be paid in 2015.

Page - 63

Notes to Consolidated Financial Statements—(Continued)

Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our financial statements reflects the probable loss that can be reasonably estimated. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

NOTE 11:	STOCKHOLDERS' EQUITY
Common Stock
In July 2011, our Board of Directors approved a program to repurchase $75.0 million of our outstanding common stock. As of December 26, 2014, $35.2 million remained available for repurchase of common stock under the current authorization, which has no expiration date. During 2014 and 2013, we did not repurchase or retire any shares of our common stock under our authorized stock repurchase program.
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

Restricted and unrestricted stock awards and performance share units
Under the Incentive Plan, restricted stock awards are granted to executive officers and key employees and vests annually over three or four years. Unrestricted stock awards granted to our Board of Directors vests immediately. Restricted and unrestricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period, net of estimated forfeitures.
Performance share units have been granted to executive officers and certain key employees. Vesting of the performance share units is contingent upon the achievement of revenue and/or profitability growth goals at the end of each three-year performance period. Each performance share unit is equivalent to one share of common stock. Compensation expense is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period for the performance share units which are expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.
Restricted and unrestricted stock awards and performance share units activity for the year ended December 26, 2014, was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,544	$16.66
Granted	544	$26.02
Vested	(481)	$17.84
Forfeited	(60)	$19.32
Non-vested at the end of the period	1,547	$20.03
The weighted average grant-date price of restricted and unrestricted stock awards and performance share units granted during the years 2014, 2013 and 2012 was $26.02, $19.00, and $16.72, respectively. As of December 26, 2014, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $10.2 million, which is estimated to be recognized over a weighted average period of 1.75 years. As of December 26, 2014, total unrecognized stock-based compensation

Page - 64

Notes to Consolidated Financial Statements—(Continued)

expense related to performance share units was approximately $3.5 million, which is estimated to be recognized over a weighted average period of 1.66 years. The total fair value of restricted shares vested during 2014, 2013 and 2012 was $4.9 million, $4.8 million and $5.3 million, respectively.
Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven to ten years from the date of grant.
A summary of the weighted average assumptions and results for stock options granted during the year ended December 26, 2014 is as follows:

December 26, 2014
Expected life (in years)	3.72
Expected volatility	42.8%
Risk-free interest rate	0.7%
Expected dividend yield	—%
Weighted average fair value of options granted during the period	$8.31
There were no stock options granted during fiscal years 2013 or 2012.
Stock option activity was as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 27, 2013	74	$14.99
Granted	7	$25.26
Exercised	(50)	$15.32
Expired/Forfeited	(1)	$18.98
Outstanding, December 26, 2014	30	$16.58	2.87	$197
Exercisable, December 26, 2014	30	$16.58	2.87	$197
The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated. The closing per share market value of the Company’s stock on December 26, 2014 was $22.65.
The total intrinsic value of options exercised was $0.6 million, $3.0 million, and $1.9 million, in 2014, 2013, and 2012, respectively, determined as of the date of exercise. Cash received from option exercises, net of tax withholdings, during 2014, 2013, and 2012 was $0.8 million, $7.3 million and $2.5 million, respectively. The actual tax benefit realized for the deduction from option exercises was $0.1 million, $1.0 million and $0.6 million in 2014, 2013, and 2012, respectively.
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

Page - 65

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes transactions under our ESPP from fiscal years 2014, 2013, and 2012 (shares in thousands):

	Shares	Average Price Per Share
Issued during fiscal year 2014	64	$21.55
Issued during fiscal year 2013	69	$17.10
Issued during fiscal year 2012	95	$12.41
Stock-based compensation expense
Total stock-based compensation expense, which is included in Selling, general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Income, was $11.1 million, $8.4 million and $7.9 million in 2014, 2013, and 2012, respectively. The related tax benefit was $3.9 million in 2014, and $2.9 million in 2013 and 2012.

NOTE 13:	DEFINED CONTRIBUTION PLANS

We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $10.1 million and $6.6 million as of December 26, 2014 and December 27, 2013, respectively. The current and non-current portion of the deferred compensation liability is included in Other current liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheets, and is largely offset by restricted investments recorded in Restricted cash and investments on the Consolidated Balance Sheets. The expense for our qualified and non-qualified deferred compensation plans, including our discretionary matching contributions, totaled $2.0 million, $1.4 million, and $1.2 million for 2014, 2013, and 2012, respectively, and is recorded in Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

NOTE 14:	INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

	2014	2013	2012
Current taxes:
Federal	$(161)	$14,174	$14,863
State	2,614	5,196	2,655
Foreign	951	488	368
Total current taxes	3,404	19,858	17,886
Deferred taxes:
Federal	10,198	(2,819)	2,698
State	2,481	(1,026)	392
Foreign	86	—	—
Total deferred taxes	12,765	(3,845)	3,090
Provision for income taxes	$16,169	$16,013	$20,976

Page - 66

Notes to Consolidated Financial Statements—(Continued)

The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands except percentages):

	2014	%	2013	%	2012	%
Income tax expense based on statutory rate	$28,641	35.0%	$21,328	35.0%	$19,112	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	3,213	3.9	2,536	4.2	1,800	3.3
Tax credits, net	(18,564)	(22.6)	(10,790)	(17.7)	(1,915)	(3.5)
Non-deductible/non-taxable items	1,983	2.4	2,124	3.5	2,320	4.2
Foreign taxes	1,037	1.3	488	0.8	368	0.7
Other, net	(141)	(0.2)	327	0.5	(709)	(1.3)
Total taxes on income	$16,169	19.8%	$16,013	26.3%	$20,976	38.4%

Our effective tax rate on earnings for fiscal 2014 was 19.8%. The comparability of taxes on income for fiscal 2014, to the same period in 2013, was impacted primarily by the Work Opportunity Tax Credit ("WOTC"). This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. The Tax Increase Protection Act of 2014 was signed into law on December 19, 2014, retroactively restoring the WOTC for 2014. During fiscal 2014, we also generated approximately $8.7 million of credit benefit from prior year wages because more veterans with higher credits were certified than expected, our qualified workers worked longer generating more credits than expected, and many states processed a backlog of credit applications with higher than expected certification rates. During fiscal 2013, we generated approximately $4.6 million of credit benefit from prior year wages primarily because The American Taxpayer Relief Act of 2012 (the “Act") was signed into law on January 2, 2013, retroactively restoring 2012 WOTC.
Our effective tax rate on earnings for 2013 was 26.3% compared to 38.4% for 2012. The effective tax rate for 2012 excluded benefits of WOTC because it had largely expired at the end of 2011. The Act was signed into law on January 2, 2013, and retroactively restored the WOTC for 2012 and extended it through 2013. Because a change in the law is accounted for in the period of enactment, the retroactive effect of the Act on our U.S. federal taxes for 2012 was recognized in fiscal 2013. Accordingly, the decrease in the effective tax rate is due primarily to the benefit of the retroactively restored WOTC. The impact of WOTC on our effective tax rate is greater when our pre-tax income is lower. The primary difference between the statutory federal income tax rate of 35.0% and our annual effective income tax rate of 26.3%, is from the WOTC, state income taxes, and certain non-deductible expenses.

Page - 67

Notes to Consolidated Financial Statements—(Continued)

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 26, 2014	December 27, 2013
Deferred tax assets:
Allowance for doubtful accounts	$2,255	$2,172
Workers’ compensation claims reserve	1,135	10,381
Accounts payable and other accrued expenses	2,641	2,152
Net operating loss carryforwards	7,277	534
Tax credit carryforwards	7,343	620
Accrued wages and benefits	7,918	6,822
Deferred compensation	2,991	2,179
Other	1,663	970
Total	33,223	25,830
Valuation allowance	(2,844)	(844)
Total deferred tax asset, net of valuation allowance	30,379	24,986
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(2,888)	(1,662)
Depreciation and amortization (1)	(40,804)	(10,379)
Other	(1,011)	(1,092)
Total deferred tax liabilities	(44,703)	(13,133)
Net deferred tax (liabilities) asset, end of year	(14,324)	11,853
Net deferred tax asset, current	5,444	7,640
Net deferred tax (liabilities) asset, non-current	$(19,768)	$4,213

(1)	We have $21.8 million of tax basis in goodwill from the prior owners' acquisition of Seaton in 2005, which will continue to produce amortization deductions through 2020.
Deferred taxes related to our foreign currency translation were de minimis for 2014, 2013, and 2012.

The following table summarizes our net operating losses (“NOLs”) and credit carryforwards along with their respective valuation allowance (in thousands):

	Carryover Tax Benefit	Valuation Allowance	Expected Benefit	Year Expiration Begins
Year end tax attributes:
Seaton federal NOLs	$4,679	$—	$4,679	2029
Seaton federal WOTCs	6,665	—	6,665	2024
Seaton state NOLs	1,570	(1,570)	—	Various
Seaton foreign NOLs	509	(498)	11	Various
Puerto Rico NOLs	519	(519)	—	2015
California zone credits (1)	515	(257)	258	2023
Foreign tax credits	163	—	163	2024
Total	$14,620	$(2,844)	$11,776

(1)	The California Zone Credits fully expire in 2023.
Our ability to utilize federal net operating losses and WOTC that carry forward from the Seaton acquisition are limited by IRC Sec. 382 of the Internal Revenue Code. However, pursuant to Notice 2003-65, 2003-40 IRB 747, this limit is increased in the five post-acquisition years by Seaton’s net unrealized built-in gains. The amount of tax we may offset with Seaton carryover tax attributes is approximately $5.0 million annually for five years after the acquisition.
Pre-tax income of operations outside the U.S. was $3.1 million, $1.3 million, and $1.3 million in 2014, 2013, and 2012, respectively. We have not provided for deferred U.S. income taxes relating to undistributed earnings of $1.3 million and $3.0 million for Seaton

Page - 68

Notes to Consolidated Financial Statements—(Continued)

India and Seaton Canada, respectively, as we consider those earning to be permanently invested. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable. Deferred taxes are provided on $7.2 million of unremitted accumulated earnings of our Labour Ready Canada subsidiary that may be remitted to the U.S. We have recorded deferred tax liabilities of $1.0 million, $1.1 million, and $0.9 million in 2014, 2013, and 2012, respectively, related to these Labour Ready Canada earnings that may be remitted.
As of December 26, 2014, our liability for unrecognized tax benefits was $2.0 million. If recognized, $1.3 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the year ended December 26, 2014. This liability is recorded in Other non-current liabilities on our Consolidated Balance Sheets. In general, the tax years 2011 through 2013 remain open to examination by the major taxing jurisdictions where we conduct business.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2014	2013	2012
Balance, beginning of fiscal year	$2,035	$1,884	$1,656
Increases for tax positions related to the current year	389	402	494
Reductions due to lapsed statute of limitations	(385)	(251)	(266)
Balance, end of fiscal year	$2,039	$2,035	$1,884
We recognize interest and penalties related to unrecognized tax benefits within Income tax expense on the accompanying Consolidated Statements of Operations and Comprehensive Income. Accrued interest and penalties are included within Other long-term liabilities on the Consolidated Balance Sheets. Related to the unrecognized tax benefits noted above, we accrued a de minimis amount for interest and penalties during fiscal 2014 and, in total, as of December 26, 2014, have recognized a liability for penalties of $0.2 million and interest of $0.8 million.

NOTE 15:	NET INCOME PER SHARE
Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Years ended
	2014	2013	2012
Net income	$65,675	$44,924	$33,629

Weighted average number of common shares used in basic net income per common share	40,734	40,166	39,548
Dilutive effect of outstanding stock options and non-vested restricted stock	442	336	314
Weighted average number of common shares used in diluted net income per common share	41,176	40,502	39,862
Net income per common share:
Basic	$1.61	$1.12	$0.85
Diluted	$1.59	$1.11	$0.84

Anti-dilutive shares	58	78	726
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding options, non-vested restricted stock, performance share units, and shares issued under the employee stock purchase plan, except where their inclusion would be anti-dilutive.
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

Page - 69

Notes to Consolidated Financial Statements—(Continued)

NOTE 16:	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income is reflected as a net increase to shareholders’ equity. Changes in the balance of each component of accumulated other comprehensive income during the years presented were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities (1)	Total other comprehensive income, net of tax
Balance at December 30, 2011	$2,643	$—	$2,643
Current-period other comprehensive income (2)	175	—	175
Balance at December 28, 2012	$2,818	$—	$2,818
Current-period other comprehensive loss (2)	(689)	(96)	(785)
Balance at December 27, 2013	$2,129	$(96)	$2,033
Current-period other comprehensive income (loss) (2)	(1,281)	119	(1,162)
Balance at December 26, 2014	$848	$23	$871

(1)
Consists of deferred compensation plan accounts, which includes mutual funds and available-for-sale securities. Available-for-sale securities which give rise to gains and losses are limited to our investments in select certificates of deposit.

(2)
The tax impact on foreign currency translation adjustment and unrealized gain (loss) on marketable securities was de minimus for the years ended December 26, 2014, December 27, 2013, and December 28, 2012.

There were no material reclassifications out of accumulated other comprehensive income during the fiscal periods presented.

NOTE 17:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Fiscal years ended
	2014	2013	2012
Cash paid during the period for:
Interest	$2,483	$1,058	$655
Income taxes	$9,140	$15,565	$21,309
As of December 26, 2014, December 27, 2013, and December 28, 2012 we had acquired $1.0 million, $0.5 million, and $1.6 million of property, plant and equipment on account that was not yet paid. These are considered non-cash investing items.

NOTE 18:	SEGMENT INFORMATION

Our operating segments are based on the organizational structure for which financial results are regularly evaluated by the chief operating decision maker, our Chief Executive Officer, to determine resource allocation and assess performance. Our service lines are our operating segments. In the fourth quarter of 2014, we changed our organizational structure as a result of our acquisition of Seaton (see Note 2: Acquisitions for details). Historically, our operations were all in the blue-collar staffing market of the temporary staffing industry and supplied customers with temporary workers, which we aggregated into one reportable segment in accordance with U.S. GAAP. The acquisition of Seaton added a full service line of on-premise temporary blue-collar staffing. On-premise staffing is large scale exclusive sourcing, screening, recruiting, and managing of an on-premise contingent labor workforce at a customers facilities. This service line is an operating segment which is aggregated with our blue-collar staffing services and reported as Staffing Services.

The acquisition of Seaton also added complementary outsourced service offerings in RPO and MSP solutions. RPO is high-volume sourcing, screening, and recruiting of permanent employees for all major industries and jobs. MSP solutions provide customers with improved quality and spend management with respect to their contingent labor vendors. The complementary service lines are operating segments which are aggregated and reported as Managed Services.
Our reportable segments are described below:

Our Staffing Services segment provides temporary staffing through the following service lines:

Page - 70

Notes to Consolidated Financial Statements—(Continued)

•	Labor Ready: On-demand general labor;

•	Spartan Staffing: Skilled manufacturing and logistics labor;

•	CLP Resources: Skilled trades for commercial, industrial, and energy construction as well as building and plant maintenance;

•	PlaneTechs: Skilled mechanics and technicians to the aviation and transportation industries;

•	Centerline Drivers: Temporary and dedicated drivers to the transportation and distribution industries; and

•	Staff Management On-premise Staffing: Exclusive recruitment and on-premise management of a facility's contingent industrial workforce.

Our Managed Services segment provides high-volume permanent employee recruitment process outsourcing and management of outsourced labor service providers through the following service lines:

•	PeopleScout and hrX - RPO: Outsourced recruitment of permanent employees on behalf of clients; and

•	Staff Management - MSP: Management of multiple third party staffing vendors on behalf of clients.

We have two measures of segment performance; revenue from services and income from operations. Income from operations for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Costs excluded from segment income from operations include various corporate general and administrative expenses, depreciation and amortization expense, interest (expense) income, other (expense) income, and income taxes. Asset information by reportable segment is not presented, since we do not manage the performance of our segments on a balance sheet basis. There are no internal revenue transactions between our reporting segments. The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

Revenue from services and income from operations associated with our segments were as follows (in thousands):

	2014	2013	2012
Revenue from services
Staffing Services	$2,125,915	$1,668,929	$1,389,530
Managed Services	48,130	—	—
Total Company	$2,174,045	$1,668,929	$1,389,530

Income from operations
Staffing Services	$138,205	$113,230	$92,512
Managed Services	5,937	—	—
Depreciation and amortization	(29,474)	(20,472)	(18,890)
Corporate unallocated	(32,940)	(33,175)	(20,586)
Total Company	81,728	59,583	53,036
Interest and other income, net	116	1,354	1,569
Income before tax expense	$81,844	$60,937	$54,605

Our international operations are primarily in Canada and Australia. Revenues by region were as follows (in thousands, except percentages):

	2014		2013		2012
United States (including Puerto Rico)	$2,096,958	96.5%	$1,617,884	96.9%	$1,341,562	96.5%
International operations	77,087	3.5%	51,045	3.1%	47,968	3.5%
Total revenue from services	$2,174,045	100.0%	$1,668,929	100.0%	$1,389,530	100.0%

For the fiscal years ended 2014, 2013, and 2012, no single customer represented more than 10% of Staffing Services, Managed Services, or total Company revenue from services.

Net property and equipment located in international operations was less than 2% of total property and equipment as of December 26, 2014, December 27, 2013, and December 28, 2012.

Page - 71

NOTE 19:	SELECTED QUARTERLY FINANCIAL DATA (unaudited; in thousands, except per share data)

	First	Second	Third	Fourth
2014
Revenue from services	$396,063	$453,227	$633,365	$691,390
Cost of services	296,504	333,644	473,766	533,152
Gross profit	99,559	119,583	159,599	158,238
Selling, general and administrative expenses	91,982	96,354	120,318	117,123
Depreciation and amortization	5,161	5,247	9,719	9,347
Income from operations	2,416	17,982	29,562	31,768
Interest expense	(263)	(322)	(1,140)	(1,431)
Interest and other income	607	772	731	1,162
Interest and other income (expense), net	344	450	(409)	(269)
Income before tax expense	2,760	18,432	29,153	31,499
Income tax expense	1,104	2,350	8,243	4,472
Net income	$1,656	$16,082	$20,910	$27,027
Net income per common share:
Basic	$0.04	$0.39	$0.51	$0.67
Diluted	$0.04	$0.39	$0.51	$0.65
2013
Revenue from services	$346,498	$422,310	$451,169	$448,952
Cost of services	259,859	310,437	327,641	328,689
Gross profit	86,639	111,873	123,528	120,263
Selling, general and administrative expenses	88,432	89,339	90,767	93,710
Depreciation and amortization	5,159	5,203	4,771	5,339
Income (loss) from operations	(6,952)	17,331	27,990	21,214
Interest expense	(233)	(336)	(350)	(329)
Interest and other income	710	611	766	515
Interest and other income, net	477	275	416	186
Income (loss) before tax expense	(6,475)	17,606	28,406	21,400
Income tax expense (benefit)	(5,399)	5,069	9,454	6,889
Net income (loss)	$(1,076)	$12,537	$18,952	$14,511
Net income (loss) per common share:
Basic	$(0.03)	$0.31	$0.47	$0.36
Diluted	$(0.03)	$0.31	$0.47	$0.36

NOTE 20:	SUBSEQUENT EVENTS

We evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued, and noted no other events that were subject to recognition or disclosure.

Page - 72

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

Effective June 30, 2014, we completed the acquisition of all of the outstanding equity interests of Staffing Solutions Holdings, Inc. ("Seaton"). Accordingly, the acquired assets and liabilities of Seaton are included in our consolidated balance sheet as of December 26, 2014, and the result of its operations and cash flows are reported in our consolidated statements of operations and cash flows from June 30, 2014, through December 26, 2014. Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the controls that remained with Seaton as of December 26, 2014. The excluded financial position of Seaton represented 23% of our total assets at December 26, 2014, and its result of operations increased our total sales by 24% and increased our income from continuing operations before income taxes by 23% during the year ended December 26, 2014. We are currently in the process of evaluating and integrating the controls and systems of Seaton into the Company’s system of internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2014. There were no changes in our internal control over financial reporting during the quarter ended December 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The effectiveness of our internal control over financial reporting as of December 26, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Page - 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TrueBlue, Inc.
Tacoma, Washington
We have audited the internal control over financial reporting of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 26, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Seaton Solutions Holdings, Inc., (“Seaton”), which was acquired on June 30, 2014 and whose financial statements constitute 23% of the Company’s total assets at December 26, 2014, and its results of operations increased total sales by 24% and increased income from continuing operations before income taxes by 23%, for the year ended December 26, 2014. Accordingly, our audit did not include the internal control over financial reporting at Seaton. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the fiscal year ended December 26, 2014 of the Company and our report dated February 23, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 23, 2015

Page - 74

Item 9B.	OTHER INFORMATION
None.

Page - 75

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2015 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 26, 2014, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to the Company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is presented under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICE
Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Years 2013 and 2014” in our Proxy Statement, and is incorporated herein by this reference thereto.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	Exhibits and Financial Statement Schedules

1.	Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedule II can be found on Page 77 of this Form 10-K. Financial Statement Schedules I, III, IV and V have been omitted as they are not applicable.

3.	The Exhibit Index is found on Page 79 of this Form 10-K.

Page - 76

FINANCIAL STATEMENT SCHEDULES
Schedule II, Valuation and Qualifying Accounts (in thousands)
Allowance for doubtful accounts activity was as follows:

	2014	2013	2012
Balance, beginning of the year	$5,710	$4,999	$5,844
Charged to expense	11,815	12,063	6,994
Write-offs	(9,922)	(11,352)	(7,839)
Balance, end of year	$7,603	$5,710	$4,999
Insurance receivable valuation allowance activity was as follows:

	2014	2013	2012
Balance, beginning of the year	$5,652	$5,639	$7,258
Charged to expense	(1,719)	13	(1,619)
Balance, end of year	$3,933	$5,652	$5,639
Income tax valuation allowance additions (reductions) were as follows:

	2014	2013	2012
Balance, beginning of the year	$844	$558	$527
Seaton acquisition	2,068	—	—
Charged to expense	(68)	286	31
Balance, end of year	$2,844	$844	$558

Page - 77

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

/s/ Steven C. Cooper	2/23/2015
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	2/23/2015
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	2/23/2015
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven C. Cooper	2/23/2015	/s/ Joseph P. Sambataro, Jr.	2/23/2015
Signature	Date	Signature	Date
Steven C. Cooper, Director, Chief Executive Officer and President		Joseph P. Sambataro, Jr., Chairman of the Board

/s/ Craig Tall	2/23/2015	/s/ Jeffrey B. Sakaguchi	2/23/2015
Signature	Date	Signature	Date
Craig Tall, Director		Jeffrey B. Sakaguchi, Director

/s/ Thomas E. McChesney	2/23/2015	/s/ William W. Steele	2/23/2015
Signature	Date	Signature	Date
Thomas E. McChesney, Director		William W. Steele, Director

/s/ Gates McKibbin	2/23/2015	/s/ Bonnie W. Soodik	2/23/2015
Signature	Date	Signature	Date
Gates McKibbin, Director		Bonnie W. Soodik, Director

/s/ Colleen Brown	2/23/2015
Signature	Date
Colleen Brown, Director

Page - 78

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
		10-K	001-14543	3/11/2005

10.3	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004	10-K	001-14543	3/11/2005

10.4	Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated August 3, 2005	8-K	001-14543	8/9/2005

10.5	First Amendment to the Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated December 31, 2006	10-Q	001-14543	5/4/2007

10.6	Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated December 31, 2006	10-Q	001-14543	5/4/2007

10.7	Executive Employment Agreement between TrueBlue, Inc. and Wayne W. Larkin, dated December 31, 2006	10-Q	001-14543	5/4/2007

10.8	Form Executive Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, Wayne W. Larkin, Kimberly Cannon, and Patrick Beharelle	10-Q	001-14543	5/4/2007

10.9	Form Executive Indemnification Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, and Wayne W. Larkin, Kimberly Cannon, and Patrick Beharelle	10-Q	001-14543	5/4/2007

10.10	Form Executive Change in Control Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, Wayne W. Larkin, Kimberly Cannon, and Patrick Beharelle	10-Q	001-14543	5/4/2007

10.11	Amended and Restated Executive Employment Agreement between TrueBlue, Inc. and Steven C. Cooper, dated November 16, 2009	8-K	001-14543	11/19/2009

10.12	Amended and Restated Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, dated November 16, 2009	8-K	001-14543	11/19/2009

10.13	Equity Retainer And Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010	S-8	333-164614	2/1/2010

Page - 79

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing

10.14	2010 Employee Stock Purchase Plan	S-8	333-167770	6/25/2010

10.15	Executive Employment Agreement between TrueBlue, Inc. and Kimberly Cannon, dated November 8, 2010	10-K	001-14543	2/2/2012

10.16	TrueBlue, Inc. Nonqualified Deferred Compensation Plan	10-K	001-14543	2/22/2012

10.17
Asset Purchase Agreement among MDT Personnel, LLC, MDT Personnel Contracts, LLC, MDT Staffing, LLC, Disaster Recovery Support, LLC, Michael D. Traina, TrueBlue, Inc., and Labor Ready Holdings, Inc. dated as of February 4, 2013
		10-K	001-14543	2/21/2013

10.18	Term Loan Agreement by and among TrueBlue, Inc., The Lenders That Are Signatories hereto, and Synovus Bank dated as of February 4, 2013	10-K	001-14543	2/21/2013

10.19	Amended and Restated 2005 Long-Term Equity Incentive Plan	S-8	333-190220	7/29/2013

10.20
Stock Purchase Agreement by and among TrueBlue, Inc., Staffing Solutions Holdings, Inc., the Holders of the Company’s Preferred Stock, Common Stock, Preferred Warrants and Common Warrants, and the Security holder Representative dated as of June 1, 2014
		10-Q	001-14543	7/28/2014

10.21	Second Amended and Restated Credit Agreement by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association and TrueBlue, Inc. dated as of June 30, 2014	10-Q	001-14543	7/28/2014

10.22*	Executive Employment Agreement between TrueBlue, Inc. and Patrick Beharelle, effective June 30, 2014	—	—	—

18.1	Preferability Letter Regarding Change in Accounting Policy Related to Goodwill	10-Q	001-14543	4/28/2014

21.1*	Subsidiaries of TrueBlue, Inc.	—	—	—

23.1*	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm	—	—	—

31.1*	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

31.2*	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

32.1*	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

101.INS**	XBRL Instance Document.	—	—	—

101.SCH**	XBRL Taxonomy Extension Schema.	—	—	—

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.	—	—	—

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.	—	—	—

101.LAB**	XBRL Taxonomy Extension Label Linkbase.	—	—	—

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.	—	—	—

*	Filed herewith.

**	Furnished herewith.

Page - 80

Copies of Exhibits may be obtained upon request directed to Mr. James E. Defebaugh or Mr. Derrek L. Gafford, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 81