Form 10-Q
period 2015-03-27
TrueBlue, Inc.
filed 2015-04-29
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 27, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-14543
____________________________________
TrueBlue, Inc.
(Exact name of registrant as specified in its charter)
______________________________________

Washington	91-1287341
(State of incorporation)	(IRS Employer Identification No.)

1015 A Street, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:    (253) 383-9101
______________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 13, 2015, there were 41,941,221 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	March 27, 2015	December 26, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$17,779	$19,666
Marketable securities	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $6,629 and $7,603	290,746	359,903
Prepaid expenses, deposits and other current assets	15,803	18,778
Income tax receivable	10,438	10,516
Deferred income taxes	7,700	5,444
Total current assets	342,466	415,807
Property and equipment, net	58,591	61,392
Restricted cash and investments	172,039	168,426
Goodwill	241,855	241,855
Intangible assets, net	131,409	136,560
Other assets, net	41,111	42,631
Total assets	$987,471	$1,066,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$53,769	$50,256
Accrued wages and benefits	65,693	69,692
Current portion of workers' compensation claims reserve	61,784	64,556
Other current liabilities	2,582	2,726
Total current liabilities	183,828	187,230
Workers’ compensation claims reserve, less current portion	181,214	178,283
Long-term debt, less current portion	110,817	199,383
Deferred income taxes	21,726	19,768
Other long-term liabilities	14,444	12,673
Total liabilities	512,029	597,337

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,939 and 41,530 shares issued and outstanding	1	1
Accumulated other comprehensive income (loss)	(374)	871
Retained earnings	475,815	468,462
Total shareholders’ equity	475,442	469,334
Total liabilities and shareholders’ equity	$987,471	$1,066,671
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Revenue from services	$573,315	$396,063
Cost of services	443,479	296,504
Gross profit	129,836	99,559
Selling, general and administrative expenses	111,593	91,982
Depreciation and amortization	10,520	5,161
Income from operations	7,723	2,416
Interest expense	(1,166)	(263)
Interest and other income	632	607
Interest and other income (expense), net	(534)	344
Income before tax expense	7,189	2,760
Income tax expense	1,473	1,104
Net income	$5,716	$1,656

Net income per common share:
Basic	$0.14	$0.04
Diluted	$0.14	$0.04
Weighted average shares outstanding:
Basic	41,031	40,572
Diluted	41,362	40,891

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$(1,412)	$(245)
Unrealized gain on investments, net of tax	167	48
Total other comprehensive loss, net of tax	(1,245)	(197)
Comprehensive income	$4,471	$1,459
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Cash flows from operating activities:
Net income	$5,716	$1,656
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,520	5,161
Provision for doubtful accounts	1,745	3,487
Stock-based compensation	3,389	2,876
Deferred income taxes	(299)	(1,433)
Other operating activities	(316)	(435)
Changes in operating assets and liabilities:
Accounts receivable	67,411	9,949
Income taxes	943	3,567
Other assets	4,496	(331)
Accounts payable and other accrued expenses	4,369	(3,307)
Accrued wages and benefits	(3,999)	1,380
Workers’ compensation claims reserve	159	261
Other liabilities	1,626	664
Net cash provided by operating activities	95,760	23,495
Cash flows from investing activities:
Capital expenditures	(3,458)	(2,091)
Purchases of marketable securities	—	(25,057)
Sales and maturities of marketable securities	1,500	9,450
Change in restricted cash and cash equivalents	(8,215)	(1,491)
Maturities of restricted investments	4,288	4,215
Net cash used in investing activities	(5,885)	(14,974)
Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	411	602
Common stock repurchases for taxes upon vesting of restricted stock	(3,026)	(2,474)
Net change in revolving credit facility	(88,000)	—
Payments on debt and other liabilities	(566)	(567)
Other	865	973
Net cash used in financing activities	(90,316)	(1,466)
Effect of exchange rate changes on cash and cash equivalents	(1,446)	(240)
Net change in cash and cash equivalents	(1,887)	6,815
CASH AND CASH EQUIVALENTS, beginning of period	19,666	122,003
CASH AND CASH EQUIVALENTS, end of period	$17,779	$128,818
See accompanying notes to consolidated financial statements

Page - 5

TRUEBLUE, INC.
Notes to Consolidated Financial Statements

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial statement preparation

The accompanying unaudited consolidated financial statements (“financial statements”) of TrueBlue, Inc. (the "Company," "we," "us," "our," and "TrueBlue") are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial statements for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial statements.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2014. The results of operations for the thirteen weeks ended March 27, 2015 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Recently issued accounting pronouncements not yet adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. This guidance is effective for annual periods beginning after December 15, 2015 (Q1 2016 for TrueBlue), including interim periods within those annual periods and must be applied on a retrospective basis with early adoption permitted. This guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued new accounting guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (Q1 2016 for TrueBlue). Early adoption is permitted and may be applied retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. We are evaluating the impact, if any, that this standard will have on our consolidated financial statements.

In May 2014, the FASB issued new accounting guidance that sets forth a five-step revenue recognition model, which supersedes current revenue recognition guidance, including industry-specific revenue recognition guidance. The underlying principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides two methods of initial adoption: retrospective for all periods presented, or through a cumulative adjustment in the year of adoption. It is effective for annual periods beginning after December 15, 2016 (Q1 2017 for TrueBlue), including interim periods within those annual periods. Early adoption is not permitted. We have not yet determined which method of adoption will be applied and are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

Page - 6

Notes to Consolidated Financial Statements—(Continued)

•
Level 2 inputs are valued based upon quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Our Level 2 assets are marketable securities, which may consist of certificates of deposit ("CDs"), and commercial paper, and restricted investments, which consist of municipal debt securities, corporate debt securities, asset-backed securities, and U.S. agency debentures. Our investments consist of highly rated investment grade debt securities, which are rated A1/P1 or higher for short-term securities and A- or higher for long-term securities, by nationally recognized statistical rating organizations. We obtain our inputs from quoted market prices and independent pricing vendors.

•
Level 3 inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. We have no Level 3 assets or liabilities.

The carrying values of our accounts receivable, accounts payable and other accrued expenses, and accrued wages and benefits approximate fair value due to their short-term nature. We also hold certain restricted investments which collateralize workers' compensation programs and are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets. We hold long-term debt with variable interest rates that approximate fair value. For additional information, see Note 8: Long-term Debt.
The following tables present the fair value and hierarchy for our financial assets (in thousands):

	March 27, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$17,779	$17,779	$17,779	$—	$—
Restricted cash and cash equivalents (1)	75,427	75,427	75,427	—	—
Other restricted assets (3)	11,261	11,261	11,261	—	—
Restricted investments classified as held-to-maturity	85,351	86,945	—	86,945	—

	December 26, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$19,666	$19,666	$19,666	$—	$—
Marketable securities classified as available-for-sale (2)	1,500	1,500	—	1,500
Restricted cash and cash equivalents (1)	68,359	68,359	68,359	—	—
Other restricted assets (3)	9,972	9,972	9,972	—	—
Restricted investments classified as held-to-maturity	90,095	91,066	—	91,066	—

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	At March 27, 2015 we held no marketable securities. At December 26, 2014, all our marketable securities, which consisted of CDs, had stated maturities of less than one year.

(3)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds.

NOTE 3:	MARKETABLE SECURITIES
We held no marketable securities as of March 27, 2015.
As of December 26, 2014, the amortized cost and fair value of our marketable securities, which were all CDs with stated maturities of less than one year, were $1.5 million. Gross unrealized gains and losses were de minimis for the thirteen weeks ended March 28, 2014.

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

Page - 7

Notes to Consolidated Financial Statements—(Continued)

The following is a summary our restricted cash and investments (in thousands):

	March 27, 2015	December 26, 2014
Cash collateral held by insurance carriers	$22,497	$22,639
Cash and cash equivalents held in Trust	51,066	43,856
Investments held in Trust	85,351	90,095
Cash collateral backing letters of credit	1,864	1,864
Other (1)	11,261	9,972
Total restricted cash and investments	$172,039	$168,426

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	March 27, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$49,353	$1,002	$(22)	$50,333
Corporate debt securities	26,646	469	(22)	27,093
Asset-backed securities	9,352	167	—	9,519
	$85,351	$1,638	$(44)	$86,945

	December 26, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$52,406	$882	$(92)	$53,196
Corporate debt securities	27,715	179	(144)	27,750
Asset-backed securities	9,974	157	(11)	10,120
	$90,095	$1,218	$(247)	$91,066
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	March 27, 2015
	Amortized Cost	Fair Value
Due in one year or less	$8,649	$8,691
Due after one year through five years	40,368	40,906
Due after five years through ten years	36,334	37,348
	$85,351	$86,945
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

Page - 8

Notes to Consolidated Financial Statements—(Continued)

NOTE 5:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in thousands):

	March 27, 2015	December 26, 2014
Buildings and land	$30,769	$30,381
Computers and software	117,000	115,419
Furniture and equipment	11,629	11,690
Construction in progress	5,001	5,415
	164,399	162,905
Less accumulated depreciation	(105,808)	(101,513)
	$58,591	$61,392
Capitalized software costs, net of accumulated depreciation, were $28.7 million and $30.2 million as of March 27, 2015 and December 26, 2014, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally-developed software.

Depreciation expense of property and equipment totaled $5.4 million and $3.7 million for the thirteen weeks ended March 27, 2015 and March 28, 2014, respectively.

NOTE 6:	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table reflects goodwill at March 27, 2015 and December 26, 2014 (in thousands):

	Legacy TrueBlue	Unallocated Goodwill (1)	Total Company
Balance at December 26, 2014
Goodwill before impairment	$128,449	$159,616	$288,065
Accumulated impairment loss	(46,210)	—	(46,210)
Goodwill, net	82,239	159,616	241,855

Balance at March 27, 2015
Goodwill before impairment	128,449	159,616	288,065
Accumulated impairment loss	(46,210)	—	(46,210)
Goodwill, net	$82,239	$159,616	$241,855

(1)	Management is still determining the allocation of our goodwill acquired to our new reportable segments, which will be finalized in Q2 2015. See Note 16: Segment Information, for additional details.

Page - 9

Notes to Consolidated Financial Statements—(Continued)

Intangible assets
The following table presents our purchased finite-lived intangible assets (in thousands):

	March 27, 2015			December 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships	$123,940	$(26,316)	$97,624	$123,940	$(22,195)	$101,745
Trade name/trademarks	4,422	(3,090)	1,332	4,422	(2,878)	1,544
Non-compete agreements	1,800	(907)	893	1,800	(817)	983
Technologies	18,300	(2,940)	15,360	18,300	(2,212)	16,088
Total finite-lived intangible assets	$148,462	$(33,253)	$115,209	$148,462	$(28,102)	$120,360

(1)	Excludes assets that are fully amortized.

Amortization of our finite-lived intangible assets was $5.2 million and $1.5 million for the thirteen weeks ended March 27, 2015 and March 28, 2014, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of March 27, 2015 (in thousands):

Remainder of 2015	$13,836
2016	18,186
2017	16,157
2018	14,638
2019	11,942
Thereafter	40,450
Total future amortization	$115,209
We also held indefinite-lived trade name/trademarks of $16.2 million as of March 27, 2015 and December 26, 2014.

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets as we noted no significant indicators of impairment as of March 27, 2015.
NOTE 7:WORKERS’ COMPENSATION INSURANCE AND RESERVES
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.6% and 1.7% at March 27, 2015 and December 26, 2014, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years at March 27, 2015.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

The table below presents a reconciliation of the undiscounted workers’ compensation claims reserve to the discounted workers' compensation reserve for the periods presented as follows (in thousands):

	March 27, 2015	December 26, 2014
Undiscounted workers’ compensation reserve	$257,177	$256,220
Less discount on workers' compensation reserve	14,179	13,381
Workers' compensation reserve, net of discount	242,998	242,839
Less current portion	61,784	64,556
Long-term portion	$181,214	$178,283
Payments made against self-insured claims were $16.8 million and $13.7 million for the thirteen weeks ended March 27, 2015 and March 28, 2014, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 14.7 years. The discounted workers’ compensation reserve for excess claims was $41.3 million and $42.6 million as of March 27, 2015 and December 26, 2014, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $37.4 million and $38.7 million as of March 27, 2015 and December 26, 2014, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
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
Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses. Workers’ compensation expense of $21.5 million and $15.9 million was recorded in Cost of services for the thirteen weeks ended March 27, 2015 and March 28, 2014, respectively.

NOTE 8:	LONG-TERM DEBT

The components of our borrowings were as follows (in thousands):

	March 27, 2015	December 26, 2014
Revolving Credit Facility	$83,995	$171,994
Term Loan	29,089	29,656
Total debt	113,084	201,650
Less current portion	2,267	2,267
Long-term debt	$110,817	$199,383

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

Page - 11

Notes to Consolidated Financial Statements—(Continued)

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending limit is $17.4 million, and is reduced quarterly by $0.4 million. As of March 27, 2015, the Tacoma headquarters office building liquidation value totaled $16.6 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves, if deemed applicable. Each borrowing has a stated maturity of 90 days or less. At March 27, 2015, $240.9 million was available under the Revolving Credit Facility, $84.0 million was utilized as a draw on the facility, and $5.0 million was utilized by outstanding standby letters of credit, leaving $151.9 million available for additional borrowings. The letters of credit collateralize a portion of our workers' compensation obligation.

The Revolving Credit Facility requires that we maintain an excess liquidity of $37.5 million. Excess liquidity is an amount equal to the unused borrowing capacity under the Revolving Credit Facility plus certain unrestricted cash, cash equivalents, and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. The additional amount available to borrow at March 27, 2015 was $151.9 million and the amount of cash, cash equivalents and certain marketable securities under control agreements was $15.1 million for a total of $167.0 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. Until April 1, 2015, the applicable spread on LIBOR was 1.75% and the applicable spread on the base rate was 0.75%. As of March 27, 2015, the interest rate was 2.00%.

A fee of 0.375% is applied against the Revolving Credit Facility's unused borrowing capacity when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by a pledge of substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Revolving Credit Facility has variable rate interest and approximates fair value as of March 27, 2015 and December 26, 2014.
Term loan agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (“Term Loan”) with Synovus Bank in the principal amount of $34.0 million. The Term Loan has a five-year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Term Loan by five consecutive one-year extensions. At March 27, 2015, the interest rate for the Term Loan was 1.67%.
At March 27, 2015 and December 26, 2014, the remaining balance of the Term Loan was $29.1 million and $29.7 million, respectively, of which $2.3 million is current and is included in Other current liabilities on our Consolidated Balance Sheets. The Term Loan has variable rate interest and approximates fair value as of March 27, 2015 and December 26, 2014.
Our obligations under the Term Loan may be accelerated upon the occurrence of an event of default under the Term Loan, which includes customary events of default, as well as cross-defaults related to indebtedness under our Revolving Credit Facility and other Term Loan specific defaults. The Term Loan contains customary negative covenants applicable to the Company and our subsidiaries such as indebtedness, certain dispositions of property, the imposition of restrictions on payments under the Term Loan, and other Term Loan specific covenants. We are currently in compliance with all covenants related to the Term Loan.

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

Page - 12

Notes to Consolidated Financial Statements—(Continued)

basis these entities assess the amount of collateral they will require from us relative to our workers' compensation obligation. The majority of our collateral obligations are held in the Trust.
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	March 27, 2015	December 26, 2014
Cash collateral held by insurance carriers	$22,497	$22,639
Cash and cash equivalents held in Trust	51,066	43,856
Investments held in Trust	85,351	90,095
Letters of credit (1)	6,787	6,513
Surety bonds (2)	16,861	16,861
Total collateral commitments	$182,562	$179,964

(1)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit at March 27, 2015 and December 26, 2014.

(2)
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

Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our financial statements reflect the probable loss that can be reasonably estimated. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

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

Restricted and unrestricted stock awards and performance share units
Under the Incentive Plan, restricted stock awards are granted to executive officers and key employees and vest annually over three or four years. Unrestricted stock awards granted to our Board of Directors vest immediately. Restricted and unrestricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period, net of estimated forfeitures.
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

Page - 13

Notes to Consolidated Financial Statements—(Continued)

Restricted and unrestricted stock awards and performance share units activity for the thirteen weeks ended March 27, 2015, was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,547	$20.03
Granted	455	$21.77
Vested	(495)	$17.02
Forfeited	(241)	$14.02
Non-vested at the end of the period	1,266	$22.29
As of March 27, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $12.9 million, which is estimated to be recognized over a weighted average period of 1.89 years. As of March 27, 2015, total unrecognized stock-based compensation expense related to performance share units was approximately $5.2 million which is estimated to be recognized over a weighted average period of 2.07 years.
Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven to ten years from the date of grant. Stock option activity was de minimis for the thirteen weeks ended March 27, 2015.
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

During the thirteen weeks ended March 27, 2015 and March 28, 2014, participants purchased approximately 20,000 and 17,000 shares from the plan, for cash proceeds of $0.4 million and $0.3 million, respectively.
Stock-based compensation expense
Total stock-based compensation expense, which is included in Selling, general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Income, was $3.4 million and $2.9 million for the thirteen weeks ended March 27, 2015 and March 28, 2014, respectively.

NOTE 11:	DEFINED CONTRIBUTION PLANS

We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $11.3 million and $10.1 million as of March 27, 2015 and December 26, 2014, respectively. The current and non-current portion of the deferred compensation liability is included in Other current liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheets, and is largely offset by restricted investments recorded in Restricted cash and investments on the Consolidated Balance Sheets.

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

Page - 14

Notes to Consolidated Financial Statements—(Continued)

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

Our effective tax rate on earnings for the thirteen weeks ended March 27, 2015 was 20.5% compared to 40.0% for the same period in 2014. During the thirteen weeks ended March 27, 2015, we recognized $1.3 million of discrete tax benefits from prior year federal and state hiring credits. These hiring credits include the federal Work Opportunity Tax Credit ("WOTC") and the California Enterprise Zone Tax Credit.

Our effective tax rate on earnings for the thirteen weeks ended March 28, 2014, was 40.0% compared to 83.4% on losses, for the same period in 2013. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 40.0%, results from state income taxes, certain non-deductible expenses, and the WOTC earned in 2014 for prior year hires.
As of March 27, 2015 and December 26, 2014, we had gross unrecognized tax benefits of $2.1 million and $2.0 million recorded in accordance with current accounting guidance on uncertain tax positions.

NOTE 13:	NET INCOME PER SHARE
Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Net income	$5,716	$1,656

Weighted average number of common shares used in basic net income per common share	41,031	40,572
Dilutive effect of outstanding stock options and non-vested restricted stock	331	319
Weighted average number of common shares used in diluted net income per common share	41,362	40,891
Net income per common share:
Basic	$0.14	$0.04
Diluted	$0.14	$0.04

Anti-dilutive shares	266	—
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

Page - 15

Notes to Consolidated Financial Statements—(Continued)

NOTE 14:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity. Changes in the balance of each component of accumulated other comprehensive income (loss) during the years presented were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain on marketable securities (1)	Total other comprehensive income, net of tax
Balance at beginning of period	$848	$23	$871
Current-period other comprehensive income (loss) (2)	(1,412)	167	(1,245)
Balance at end of period	$(564)	$190	$(374)

(1)	Consists of deferred compensation plan accounts, which includes mutual funds.

(2)	The tax impact on foreign currency translation adjustment and unrealized gain on marketable securities was de minimis for the period ending March 27, 2015.

There were no material reclassifications out of accumulated other comprehensive income (loss) during the fiscal period presented.

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Cash paid during the period for:
Interest	$1,137	$254
Income taxes	$565	$913
As of March 27, 2015 and March 28, 2014 we had acquired $0.2 million and $0.9 million, respectively, of property, plant and equipment on account that was not yet paid. These are considered non-cash investing items.

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

Our Managed Services segment provides high-volume permanent employee recruitment process outsourcing and management of outsourced labor service providers through the following service lines:

•	PeopleScout and hrX: Outsourced recruitment of permanent employees on behalf of clients; and

•	Staff Management: Management of multiple third party staffing vendors on behalf of clients.

We have two measures of segment performance; revenue from services and income from operations. Income from operations for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Costs excluded from segment income from operations include various corporate general and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income taxes. Asset information by reportable

Page - 16

Notes to Consolidated Financial Statements—(Continued)

segment is not presented, since we do not manage the performance of our segments on a balance sheet basis. There are no material internal revenue transactions between our reporting segments.

Revenue from services and income from operations associated with our segments were as follows (in thousands):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Revenue from services
Staffing Services	$549,712	$396,063
Managed Services	23,603	—
Total Company	$573,315	$396,063

Income from operations
Staffing Services	$24,229	$15,545
Managed Services	3,478	—
Depreciation and amortization	(10,520)	(5,161)
Corporate unallocated	(9,464)	(7,968)
Total Company	7,723	2,416
Interest and other income (expense), net	(534)	344
Income before tax expense	$7,189	$2,760

NOTE 17:	SUBSEQUENT EVENTS

We evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued, and noted no other events that were subject to recognition or disclosure.

Page - 17

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMENT ON FORWARD LOOKING STATEMENTS
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
Revenue grew to $573.3 million for the thirteen weeks ended March 27, 2015, a 44.8% increase compared to the same period in the prior year. The revenue increase is primarily due to the acquisition of Staffing Solutions Holdings, Inc. ("Seaton"), which we completed effective June 30, 2014. The acquired on-premise staffing and recruitment process outsourcing businesses continue to deliver strong results, each posting record first quarter results. Revenue for Seaton was $175.8 million for the thirteen weeks ended March 27, 2015, or 44.4 percentage points of our revenue growth. Organic revenue growth for the legacy TrueBlue business was 0.4%, or 2.6%, excluding our services to the green energy industry. Revenue from green energy projects declined in 2014. We expect the decline in the green energy business will negatively impact organic revenue growth through the second quarter of 2015 by approximately 1.0%.
Gross profit as a percentage of revenue for the thirteen weeks ended March 27, 2015 was 22.6% compared to 25.1% for the first quarter of 2014 for a decline of 2.5% of revenue. The Seaton acquisition carries a lower gross margin than the legacy TrueBlue business, dropping the new blended rate by approximately 2.9% of revenue. This was partially offset by gross margin improvement in the legacy TrueBlue business of approximately 0.4% of revenue from widespread attention to customer bill rates.

Selling, general and administrative ("SG&A") increased by $19.6 million to $111.6 million for the thirteen weeks ended March 27, 2015 compared to the same period in 2014. The increase is primarily related to $20.4 million of expense from the acquired operations of Seaton and $1.2 million of integration costs offset by a $2.0 million decrease within the legacy TrueBlue operations.

Page - 18

SG&A expenses as a percentage of revenue decreased to 19.5% for the thirteen weeks ended March 27, 2015 from 23.2% for the same period in 2014. The decline is largely due to the blended impact of the Seaton acquisition, which carries a lower SG&A percentage than the legacy TrueBlue business.
Depreciation and amortization increased $5.4 million for the thirteen weeks ended March 27, 2015 primarily due to the amortization of intangible assets acquired in connection with the Seaton acquisition of $3.8 million and the depreciation of the fair value of acquired tangible assets.
Income from operations grew to $7.7 million for the thirteen weeks ended March 27, 2015, or an increase of 219.7%, compared to the $2.4 million for the same period in 2014. The improved performance reflects strong revenue growth, disciplined pricing, and effective cost control.
Our effective tax rate on earnings for the thirteen weeks ended March 27, 2015 was 20.5%, compared to 40.0%, for the same period in 2014. During the thirteen weeks ended March 27, 2015, we recognized $1.3 million of discrete tax benefits from prior year federal and state hiring credits.
Net income more than tripled to $5.7 million, or $0.14 per diluted share for the thirteen weeks ended March 27, 2015, compared to $1.7 million, or $0.04 per diluted share, for the same period in 2014.
We believe we are in a strong financial position to fund working capital needs for growth opportunities. We had cash and cash equivalents of $17.8 million at March 27, 2015. As of March 27, 2015, we had $151.9 million available under the Revolving Credit Facility.
RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Revenue from services	$573,315	$396,063
Total revenue growth %	44.8%	14.3%

Gross profit	$129,836	$99,559
Gross profit as a % of revenue	22.6%	25.1%

Selling, general and administrative expenses	$111,593	$91,982
Selling, general and administrative expenses as a % of revenue	19.5%	23.2%

Depreciation and amortization	$10,520	$5,161
Depreciation and amortization as a % of revenue	1.8%	1.3%

Income from operations	$7,723	$2,416
Income from operations as a % of revenue	1.3%	0.6%

Interest and other income (expense), net	$(534)	$344

Net income	$5,716	$1,656
Net income per diluted share	$0.14	$0.04

Our year over year trends are significantly impacted by the acquisition of Seaton. We completed the acquisition of all of the outstanding equity interests of Seaton effective June 30, 2014, the first business day of our third quarter of the prior year. The Seaton acquisition added a full service line of on-premise blue-collar contingent staffing and added new complementary outsourced service offerings in RPO and MSP solutions. On-premise temporary staffing is large scale exclusive sourcing, screening, recruitment, and management of a customer's on-premise contingent labor workforce. RPO is high-volume sourcing, screening, and recruiting of permanent

Page - 19

employees for all major industries and jobs. The MSP solution provides customers with improved quality and spend management of their contingent labor vendors. Through the Seaton acquisition we added industry leaders Staff Management | SMX ("Staff Management") for on-premise contingent staffing, PeopleScout and Australia-based hrX for RPO services, and MSP solutions under the Staff Management brand. The service lines offer staffing and outsourced workforce solutions as an integrated partner with their customers. They have dedicated customer on-site and virtual teams which leverage highly centralized support services for recruiting and delivering services to the specialized needs of each customer. They do not operate a branch network and accordingly operate more flexible service lines. We are pleased with the Seaton integration and the retention of the senior leadership team and customers. The Seaton acquisition added new services and capabilities to better meet our objective of providing our customers with talent and flexible workforce solutions they need to enhance their business performance.

The impact of Seaton on our consolidated results is highlighted as follows (in thousands):

	Thirteen weeks ended
	March 27, 2015			March 28, 2014
	Legacy TrueBlue	Seaton (1)	Total Company	Total Company
Revenue from services	$397,556	$175,759	$573,315	$396,063

Earnings before interest, depreciation and amortization	10,264	7,979	18,243	7,577
Depreciation and amortization			10,520	5,161
Income from operations			7,723	2,416
Interest and other income (expense), net			(534)	344
Income before tax expense			7,189	2,760
Income tax expense			1,473	1,104
Net income			$5,716	$1,656
(1) Seaton was acquired effective June 30, 2014. Therefore, the comparative prior year amounts are not presented.
Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Revenue from services	$573,315	$396,063
Total revenue growth %	44.8%	14.3%
Revenue grew to $573.3 million for the thirteen weeks ended March 27, 2015, a 44.8% increase compared to the same period in the prior year. The revenue increase is primarily due to the acquisition of Seaton. Revenue for Seaton was $175.8 million for the thirteen weeks ended March 27, 2015 or 44.4% of our revenue growth.
In addition to revenue growth from our acquisition of Seaton, we experienced legacy TrueBlue organic revenue growth for the thirteen weeks ended March 27, 2015 of approximately 0.4%, or 2.6%, excluding our service to the green energy industry. Green energy projects declined and slowed in 2014. We expect the decline in the green energy business will negatively impact organic revenue growth through the second quarter of 2015 by approximately 1.0%. Further, excluding our green energy services, we experienced improved year over year monthly growth trends during the first quarter of 2015.
Gross profit
Gross profit was as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Gross profit	$129,836	$99,559
Percentage of revenue	22.6%	25.1%

Page - 20

Gross profit represents revenues from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation costs, and reimbursable costs.
Gross profit as a percentage of revenue for the thirteen weeks ended March 27, 2015 was 22.6% compared to 25.1% for the same period in the prior year for a decline of 2.5% of revenue. This was due largely to the impact of the Seaton acquisition, which carries lower gross margins in comparison to our blended company average prior to the acquisition. The impact on our blended rate is a decline of approximately 2.9% of revenue. This was partially offset by improved gross margins in our legacy TrueBlue business of approximately 0.4% of revenue resulting from disciplined pricing and management of increasing minimum wage, payroll taxes and benefits for our temporary labor.
Workers’ compensation expense as a percentage of revenue was 3.8% for the thirteen weeks ended March 27, 2015, compared to 4.0%, for the same period in the prior year. The decline is primarily due to the acquisition of Seaton and the lower cost of workers' compensation cost as a percentage of revenue due to the nature of their business.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses were as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Selling, general and administrative expenses	$111,593	$91,982
Percentage of revenue	19.5%	23.2%

SG&A spending increased by $19.6 million to $111.6 million for the thirteen weeks ended March 27, 2015 compared to the same period in 2014. The increase is primarily related to the acquired operations of Seaton of approximately $20.4 million. We incurred $1.2 million of of integration costs during the first quarter of 2015 and expect to complete our integration of Seaton by mid-2015. Legacy TrueBlue SG&A expenses declined by approximately $2.0 million through disciplined cost management.
SG&A expenses as a percentage of revenue decreased to 19.5% for the thirteen weeks ended March 27, 2015 from 23.2% for the same period in 2014 primarily due to Seaton's lower cost of doing business as a percent of sales. The acquired service lines offer workforce solutions as an integrated partner with our customers, which are delivered through highly centralized operations in Chicago, Illinois with support from on-site and virtual employee teams. We do not operate a branch network to service these customers and accordingly these services utilize a more flexible centralized support structure resulting in lower SG&A as a percent of sales.
Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Depreciation and amortization	$10,520	$5,161
Percentage of revenue	1.8%	1.3%
Depreciation and amortization increased $5.4 million for the thirteen weeks ended March 27, 2015 primarily due to the amortization of intangible assets acquired in connection with the Seaton acquisition of $3.8 million and the depreciation of the fair value of acquired tangible assets. We continue to make significant investments in projects that are designed to further improve our efficiency and effectiveness in recruiting, retaining our temporary workers, and attracting and retaining our customers.
Interest and other income (expense), net
Interest and other income (expense), net is as follows (in thousands):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Interest and other income (expense), net	$(534)	$344

Page - 21

Net interest expense for the thirteen weeks ended March 27, 2015 was $0.5 million compared to net interest income of $0.3 million over the same period in 2014. The increase in interest expense is primarily due to the use of our Revolving Credit Facility to acquire Seaton at the beginning of the third quarter in 2014.
Income taxes
The income tax expense and the effective income tax rate were as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Income tax expense	$1,473	$1,104
Effective income tax rate	20.5%	40.0%

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

Our effective tax rate on earnings for the thirteen weeks ended March 27, 2015 was 20.5%, compared to 40.0%, for the same period in 2014. During the thirteen weeks ended March 27, 2015, we recognized $1.3 million of discrete tax benefits from prior year federal and state hiring credits. These hiring credits include the federal Work Opportunity Tax Credit ("WOTC") and the California Enterprise Zone Tax Credit (“EZTC”).

Changes to our effective tax rate as a result of hiring credits were as follows:

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Effective income tax rate without hiring credits	39.7%	41.4%
Hiring credits estimate from current year wages	(1.7)%	(1.4)%
Effective income tax rate before prior year adjustments	38.0%	40.0%
Additional hiring credits from prior year wages	(17.5)%	—%
Effective income tax rate with hiring credits	20.5%	40.0%

Both the federal WOTC and the California EZTC have expired and do not apply to 2015 hires. However, both continue to generate trailing credits related to 2015 wages of certified workers hired prior to 2015.

Segment results

In the fourth quarter of 2014, we changed our organizational structure as a result of our acquisition of Seaton. Legacy TrueBlue operations were all in the blue-collar staffing market of the temporary staffing industry and supplied customers with temporary workers, which we aggregated into one reportable segment in accordance with U.S. GAAP. The acquisition of Seaton added a full service line of on-premise temporary blue-collar staffing. On-premise staffing is large scale exclusive sourcing, screening, recruitment and management of an on-premise contingent labor workforce at a customer's facility. This service line is an operating segment which is aggregated with our blue-collar staffing services and reported as Staffing Services.

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

Page - 22

We completed the acquisition of Seaton effective June 30, 2014, the first business day of our third quarter of the prior year. Our year over year segment trends will include Seaton commencing in the third quarter of 2015.

Revenue from services and income from operations associated with our segments were as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 27, 2015		March 28, 2014
Revenue from services		Revenue growth %		Revenue growth %
Staffing Services	$549,712	38.8%	$396,063	14.3%
Managed Services	23,603		—
Total Company	$573,315	44.8%	$396,063	14.3%

		% of revenue		% of revenue
Income from operations
Staffing Services	$24,229	4.4%	$15,545	3.9%
Managed Services	3,478	14.7%	—
Depreciation and amortization	(10,520)		(5,161)
Corporate unallocated	(9,464)		(7,968)
Total Company	7,723	1.3%	2,416	0.6%
Interest and other income (expense), net	(534)		344
Income before tax expense	$7,189		$2,760

Results of Operations Future Outlook
The following highlights represent our expectations regarding operating trends for the remainder of fiscal year 2015. These expectations are subject to revision as our business changes with the overall economy:

•
Our top priority is to produce strong organic revenue and gross profit growth, and leverage our cost structure to generate increasing operating income as a percentage of revenue. The acquisition of Seaton provides new opportunities to leverage technology and best practice processes in centralized, high-volume, and rapid recruitment of quality workers which are deployed to customers with multi-location demand for temporary staffing. These centralized capabilities when combined with our local presence provide opportunities to accelerate staffing services growth.

•
The addition of Seaton added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance. PeopleScout and hrX are recognized industry leaders of recruitment process outsourcing services, which are in the early stages of their adoption cycles. We expect continued growth with a differentiated service that leverages innovative technology for high-volume scalable sourcing and dedicated client service teams for connecting the best talent to work opportunity, reducing the cost of hiring, and delivering a better outcome for the customer.

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

LIQUIDITY AND CAPITAL RESOURCES
The following discussion highlights our cash flow activities for the thirteen weeks ended March 27, 2015 and March 28, 2014.

Page - 23

Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Net income	$5,716	$1,656
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,520	5,161
Provision for doubtful accounts	1,745	3,487
Stock-based compensation	3,389	2,876
Deferred income taxes	(299)	(1,433)
Other operating activities	(316)	(435)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	67,411	9,949
Income taxes	943	3,567
Accounts payable and other accrued expenses	370	(1,927)
Workers' compensation claims reserve	159	261
Other assets and liabilities	6,122	333
Net cash provided by operating activities	$95,760	$23,495
Net cash provided by operating activities was $95.8 million for the thirteen weeks ended March 27, 2015, compared to $23.5 million for the same period in 2014.

•	Net income of $5.7 million increased over 2014 due to a combination of the acquisition of Seaton and improved profitability of the legacy TrueBlue business.

•
Depreciation and amortization increased over 2014 by $5.4 million primarily due to the amortization of acquired finite-lived intangible assets in connection with the acquisition of Seaton on the first day of our third quarter in 2014.

•	Stock-based compensation increased for performance shares due to improved future performance expectations from the acquisition of Seaton.

•
The significant decrease in accounts receivable for the thirteen weeks ended March 27, 2015 compared to the prior year is due to a change in the seasonal peak of accounts receivable with the acquisition of Seaton. Historically, legacy TrueBlue accounts receivable peaked in the third quarter and de-leveraged in the fourth quarter. Subsequent to the acquisition of Seaton and its significant seasonal peak in the fourth quarter, the seasonal de-leveraging of accounts receivable now occurs in the first quarter.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Capital expenditures	$(3,458)	$(2,091)
Purchases of marketable securities	—	(25,057)
Sales and maturities of marketable securities	1,500	9,450
Change in restricted cash and cash equivalents	(8,215)	(1,491)
Maturities of restricted investments	4,288	4,215
Net cash used in investing activities	$(5,885)	$(14,974)
Cash flows used in investing activities was $5.9 million for the thirteen weeks ended March 27, 2015 compared to $15.0 million for the same period in 2014.

•	During the thirteen weeks ended March 27, 2015, we did not purchase marketable securities. We intend to use excess cash to pay down debt on the Revolving Credit Facility.

Page - 24

•
When combining the change in restricted cash and cash equivalents with maturities of restricted investments, restricted cash and investments decreased by $3.9 million for the thirteen weeks ended March 27, 2015. This decrease is primarily due to the timing of collateral payments to our workers' compensation insurance providers.

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Thirteen weeks ended
	March 27, 2015	March 28, 2014
Net proceeds from stock option exercises and employee stock purchase plans	$411	$602
Common stock repurchases for taxes upon vesting of restricted stock	(3,026)	(2,474)
Net change in revolving credit facility	(88,000)	—
Payments on debt and other liabilities	(566)	(567)
Other	865	973
Net cash used in financing activities	$(90,316)	$(1,466)
The increase to net cash used in financing activities is primarily due to repayments on our Revolving Credit Facility. See Note 8: Long-Term Debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Revolving Credit Facility.
Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300.0 million expires on June 30, 2019. The Revolving Credit Facility is an asset backed facility which is secured by a pledge of substantially all of the assets of TrueBlue, Inc, and material U.S. domestic subsidiaries. The additional amount available to borrow at March 27, 2015 was $151.9 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

•	We had cash and cash equivalents of $17.8 million at March 27, 2015. We expect to continue to apply any excess cash towards the outstanding balance on our Revolving Credit Facility.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At March 27, 2015, we had restricted cash and investments totaling $172.0 million.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources
Revolving Credit Facility
See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Revolving Credit Facility.
Restricted Cash and Investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At March 27, 2015, we had restricted cash and investments totaling $172.0 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust").
We established investment policy directives for the Trust with the first priority to ensure sufficient liquidity to pay workers' compensation claims, second to maintain and ensure a high degree of liquidity, and third to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S.

Page - 25

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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented (in thousands):

	March 27, 2015	December 26, 2014
Cash collateral held by insurance carriers	$22,497	$22,639
Cash and cash equivalents held in Trust	51,066	43,856
Investments held in Trust	85,351	90,095
Letters of credit (1)	6,787	6,513
Surety bonds (2)	16,861	16,861
Total collateral commitments	$182,562	$179,964

(1)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit as of March 27, 2015 and December 26, 2014.

(2)
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

Page - 26

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented (in thousands):

	March 27, 2015	December 26, 2014
Total workers’ compensation reserve	$242,998	$242,839
Add back discount on workers' compensation reserve (1)	14,179	13,381
Less excess claims reserve (2)	(41,346)	(42,612)
Reimbursable payments to insurance provider (3)	9,424	8,336
Less portion of workers' compensation not requiring collateral (4)	(42,693)	(41,980)
Total collateral commitments	$182,562	$179,964

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. We discount our workers' compensation liability as we believe the estimated future cash outflows are readily determinable. The discounted workers’ compensation claims reserve was $243.0 million at March 27, 2015.
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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At March 27, 2015, the weighted average rate was 1.6%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 27, 2015, the weighted average rate was 3.5%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 14.7 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $41.3 million and $42.6 million as of March 27, 2015 and December 26, 2014, respectively.

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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes during the period covered by this quarterly report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2014.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2014.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Page - 28

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2014.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 27, 2015, our disclosure controls and procedures are effective.

Effective June 30, 2014, we completed the acquisition of all of the outstanding equity interests of Staffing Solutions Holdings, Inc. ("Seaton"). Accordingly, the acquired assets and liabilities of Seaton are included in our Consolidated Balance Sheet as of March 27, 2015, and the result of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the thirteen weeks ended March 27, 2015. We are currently in the process of evaluating and integrating the controls and systems of Seaton into the Company’s system of internal control over financial reporting.

During the fiscal quarter ended March 27, 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 29

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
See Note 9: Commitments and Contingencies, to our Consolidated Financial Statements found in Item 1 or Part I of this Quarterly Report on Form 10-Q.

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
Our workforce solutions and services are subject to extensive government regulation and the imposition of additional regulations that could materially harm our future earnings.
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
We maintain insurance with respect to certain claims and costs. We cannot be certain that our insurance will be available, or if available, will be in sufficient amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable

Page - 30

terms, or at all, or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.
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
Our Revolving Credit Facility and Term Loan Agreement contain restrictive covenants that require us to maintain certain financial conditions. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
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
We expect to continue making acquisitions and entering into new business initiatives as part of our business strategy. This strategy may be impeded, however, if we cannot identify suitable acquisition candidates or new business initiatives, or if acquisition candidates are not available under terms that are acceptable to us. Future acquisitions could result in our incurring additional debt and contingent liabilities, an increase in interest expense, an increase in amortization expense, and/or significant charges related

Page - 31

to integration costs. Acquisitions and new business initiatives, including initiatives outside of our workforce solutions and services business, could involve significant unanticipated challenges and risks, including that they may not advance our business strategy, we may not realize our anticipated return on our investment, we may experience difficulty in implementing initiatives or integrating acquired operations, or management's attention may be diverted from our other business. These events could cause material harm to our business, operating results, or financial condition.
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
The efficient operation of our business is dependent on our management information systems. We rely heavily on proprietary and third-party management information systems, mobile device technology and related services, and other technology which may not yield the intended results. Our systems may experience problems with functionality and associated delays. The failure of our systems to perform as we anticipate could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially. Our primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by our employees. Failure of our systems to perform may require significant additional capital and management resources to resolve, causing material harm to our business.

Page - 32

Improper disclosure of, or access to, our confidential and/or proprietary information or our employees' or customers' information could materially harm our business.
Our business involves the use, storage, and transmission of information about applicants, candidates, contingent workers, permanent placements, our employees, and customers. Additionally, our employees may have access or exposure to confidential customer information about applicants, candidates, contingent workers, permanent placements, other employees, and customers. We and our third party vendors have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over sensitive or confidential data and other practices we and our third party vendors follow may not prevent the improper access to, disclosure of, or loss of such information, resulting in increased costs or loss of revenue. Failure to protect the integrity and security of such confidential and/or proprietary information, could expose us to litigation and materially damage our relationships. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we do business. Our failure to adhere to or successfully implement changes in response to the changing regulatory requirements could result in legal liability, additional compliance costs, and damage to our reputation.
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
We may be unable to attract sufficient qualified candidates to meet the needs of our customers.
We compete to meet our customers' needs for workforce solutions and services and we must continually attract qualified candidates to fill positions. Attracting qualified candidates depends on factors such as desirability of the assignment, location, and the associated wages and other benefits. We have in the past experienced shortages of qualified candidates and we may experience such shortages in the future. Further, if there is a shortage, the cost to employ these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our contingent workers. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
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
We have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile texting and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our customers. Accordingly, we are subject to the risks associated with the vendors' ability to provide these services to meet our needs. If the cost of these services is more than expected, or if we or the vendors are unable to adequately protect our data and information is lost, or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Page - 33

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 27, 2015.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
12/27/14 through 1/23/15	416	$21.38	—	$35.2 million
1/24/15 through 2/20/15	137,979	$21.63	—	$35.2 million
2/21/15 through 3/27/15	1,357	$23.42	—	$35.2 million
Total	139,752	$21.65	—

(1)
During the thirteen weeks ended March 27, 2015, we purchased 139,752 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. As of March 27, 2015, $35.2 million remains available for repurchase of our common stock under the current authorization.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.10	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.20	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.10
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

TrueBlue, Inc.

/s/ Steven C. Cooper	4/29/2015
Signature	Date
By: Steven C. Cooper, Director, Chief Executive Officer and President

/s/ Derrek L. Gafford	4/29/2015
Signature	Date
By: Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Norman H. Frey	4/29/2015
Signature	Date
By: Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 35