Form 10-Q
period 2015-06-26
TrueBlue, Inc.
filed 2015-08-05
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 26, 2015
or
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 13, 2015, there were 41,958,517 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	June 26, 2015	December 26, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,288	$19,666
Marketable securities	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $7,226 and $7,603	324,021	359,903
Prepaid expenses, deposits and other current assets	15,811	18,778
Income tax receivable	6,442	10,516
Deferred income taxes, net	6,123	5,444
Total current assets	373,685	415,807
Property and equipment, net	56,805	61,392
Restricted cash and investments	164,673	168,426
Goodwill	241,855	241,855
Intangible assets, net	126,835	136,560
Other assets, net	44,124	42,631
Total assets	$1,007,977	$1,066,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$55,377	$50,256
Accrued wages and benefits	72,295	69,692
Current portion of workers' compensation claims reserve	61,753	64,556
Other current liabilities	2,691	2,726
Total current liabilities	192,116	187,230
Workers’ compensation claims reserve, less current portion	185,549	178,283
Long-term debt, less current portion	99,750	199,383
Deferred income taxes, net	18,911	19,768
Other long-term liabilities	15,215	12,673
Total liabilities	511,541	597,337

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,962 and 41,530 shares issued and outstanding	1	1
Accumulated other comprehensive income	600	871
Retained earnings	495,835	468,462
Total shareholders’ equity	496,436	469,334
Total liabilities and shareholders’ equity	$1,007,977	$1,066,671
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue from services	$627,714	$453,227	$1,201,029	$849,290
Cost of services	475,748	333,644	919,227	630,148
Gross profit	151,966	119,583	281,802	219,142
Selling, general and administrative expenses	117,859	96,354	229,452	188,336
Depreciation and amortization	10,397	5,247	20,917	10,408
Income from operations	23,710	17,982	31,433	20,398
Interest expense	(881)	(322)	(2,047)	(585)
Interest and other income	679	772	1,311	1,379
Interest and other income (expense), net	(202)	450	(736)	794
Income before tax expense	23,508	18,432	30,697	21,192
Income tax expense	6,235	2,350	7,708	3,453
Net income	$17,273	$16,082	$22,989	$17,739

Net income per common share:
Basic	$0.42	$0.39	$0.56	$0.44
Diluted	$0.42	$0.39	$0.55	$0.43
Weighted average shares outstanding:
Basic	41,240	40,739	41,135	40,655
Diluted	41,475	40,969	41,472	40,934

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$587	$333	$(825)	$89
Unrealized gain on investments, net of tax	387	406	554	453
Total other comprehensive income (loss), net of tax	974	739	(271)	542
Comprehensive income	$18,247	$16,821	$22,718	$18,281
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six weeks ended
	June 26, 2015	June 27, 2014
Cash flows from operating activities:
Net income	$22,989	$17,739
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,917	10,408
Provision for doubtful accounts	3,976	6,286
Stock-based compensation	5,769	4,987
Deferred income taxes	(1,537)	(4,088)
Other operating activities	678	(54)
Changes in operating assets and liabilities:
Accounts receivable	31,906	(15,180)
Income taxes	5,035	3,647
Other assets	1,474	(66)
Accounts payable and other accrued expenses	5,919	(566)
Accrued wages and benefits	2,603	5,291
Workers’ compensation claims reserve	4,463	(792)
Other liabilities	2,506	1,310
Net cash provided by operating activities	106,698	28,922
Cash flows from investing activities:
Capital expenditures	(7,459)	(6,113)
Purchases of marketable securities	—	(25,057)
Sales and maturities of marketable securities	1,500	36,175
Change in restricted cash and cash equivalents	8,227	19,007
Purchases of restricted investments	(12,959)	(18,196)
Maturities of restricted investments	7,504	7,202
Net cash provided by (used in) investing activities	(3,187)	13,018
Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	837	1,349
Common stock repurchases for taxes upon vesting of restricted stock	(3,183)	(2,665)
Net change in revolving credit facility	(98,500)	—
Payments on debt and other liabilities	(1,133)	(1,133)
Other	961	1,269
Net cash used in financing activities	(101,018)	(1,180)
Effect of exchange rate changes on cash and cash equivalents	(871)	86
Net change in cash and cash equivalents	1,622	40,846
CASH AND CASH EQUIVALENTS, beginning of period	19,666	122,003
CASH AND CASH EQUIVALENTS, end of period	$21,288	$162,849
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2014. The results of operations for the twenty-six weeks ended June 26, 2015 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Recently issued accounting pronouncements not yet adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued a new accounting standard intended to simplify the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. This guidance is effective for annual periods beginning after December 15, 2015 (Q1 2016 for TrueBlue), including interim periods within those annual periods and must be applied on a retrospective basis with early adoption permitted. TrueBlue plans to adopt the new standard on the effective date. This standard is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued a new accounting standard designed to assist customers in their determination of whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (Q1 2016 for TrueBlue). Early adoption is permitted and may be applied retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. TrueBlue plans to adopt the new standard prospectively on the effective date. This standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that sets forth a five-step revenue recognition model, which supersedes current revenue recognition guidance, including industry-specific revenue recognition guidance. The underlying principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard provides two methods of initial adoption: retrospective for all periods presented, or through a cumulative adjustment in the year of adoption. On July 9, 2015, the FASB approved a one year deferral of the effective date of the standard. The new effective date is for annual periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), including interim periods within those annual periods. Early adoption is permitted one year prior to the effective date. We have not yet determined which method of adoption will be applied and are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

•
Level 2 inputs are valued based upon quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Our Level 2 assets are marketable securities, which may consist of certificates of deposit ("CDs") and commercial paper, and restricted investments, which consist of municipal debt securities, corporate debt securities, asset-backed securities, and U.S. agency debentures. Our investments consist of highly rated investment grade debt securities, which are rated A1/P1 or higher for short-term securities and A- or higher for long-term securities, by nationally recognized statistical rating organizations. We obtain our inputs from quoted market prices and independent pricing vendors.

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
The following tables present the fair value and hierarchy for our financial assets (in thousands):

	June 26, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$21,288	$21,288	$21,288	$—	$—
Restricted cash and cash equivalents (1)	58,226	58,226	58,226	—	—
Other restricted assets (2)	11,849	11,849	11,849	—	—
Restricted investments classified as held-to-maturity	94,598	95,198	—	95,198	—

	December 26, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$19,666	$19,666	$19,666	$—	$—
Marketable securities classified as available-for-sale (3)	1,500	1,500	—	1,500
Restricted cash and cash equivalents (1)	68,359	68,359	68,359	—	—
Other restricted assets (2)	9,972	9,972	9,972	—	—
Restricted investments classified as held-to-maturity	90,095	91,066	—	91,066	—

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds.

(3)	At June 26, 2015 we held no marketable securities. At December 26, 2014, all our marketable securities, which consisted of CDs, had stated maturities of less than one year.

NOTE 3:	MARKETABLE SECURITIES
We held no marketable securities as of June 26, 2015. Gross unrealized gains and losses were de minimis for the thirteen and twenty-six weeks ended June 26, 2015.
As of December 26, 2014, the amortized cost and fair value of our marketable securities, which were all CDs with stated maturities of less than one year, were $1.5 million. Gross unrealized gains and losses were de minimis for the thirteen and twenty-six weeks ended June 27, 2014.

Page - 7

Notes to Consolidated Financial Statements—(Continued)

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
The following is a summary of our restricted cash and investments (in thousands):

	June 26, 2015	December 26, 2014
Cash collateral held by insurance carriers	$22,305	$22,639
Cash and cash equivalents held in Trust	34,057	43,856
Investments held in Trust	94,598	90,095
Cash collateral backing letters of credit	1,864	1,864
Other (1)	11,849	9,972
Total restricted cash and investments	$164,673	$168,426

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	June 26, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$52,213	$664	$(155)	$52,722
Corporate debt securities	33,683	155	(134)	33,704
Asset-backed securities	8,702	103	(33)	8,772
	$94,598	$922	$(322)	$95,198

	December 26, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$52,406	$882	$(92)	$53,196
Corporate debt securities	27,715	179	(144)	27,750
Asset-backed securities	9,974	157	(11)	10,120
	$90,095	$1,218	$(247)	$91,066
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	June 26, 2015
	Amortized Cost	Fair Value
Due in one year or less	$10,129	$10,200
Due after one year through five years	47,209	47,407
Due after five years through ten years	37,260	37,591
	$94,598	$95,198
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

Page - 8

Notes to Consolidated Financial Statements—(Continued)

NOTE 5:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in thousands):

	June 26, 2015	December 26, 2014
Buildings and land	$30,992	$30,381
Computers and software	118,601	115,419
Furniture and equipment	11,853	11,690
Construction in progress	6,980	5,415
	168,426	162,905
Less accumulated depreciation	(111,621)	(101,513)
	$56,805	$61,392
Capitalized software costs, net of accumulated depreciation, were $25.8 million and $30.2 million as of June 26, 2015 and December 26, 2014, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally-developed software.

Depreciation expense of property and equipment totaled $5.8 million and $3.7 million for the thirteen weeks ended June 26, 2015 and June 27, 2014, respectively. Depreciation expense of property and equipment totaled $11.2 million and $7.4 million for the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively.

NOTE 6:	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table reflects goodwill at June 26, 2015 and December 26, 2014 (in thousands):

	Staffing Services	Managed Services	Unallocated Goodwill	Total Company
Balance at December 26, 2014
Goodwill before impairment	$128,449	$—	$159,616	$288,065
Accumulated impairment loss	(46,210)	—	—	(46,210)
Goodwill, net	82,239	—	159,616	241,855

Allocated goodwill	42,730	116,886	(159,616)	—

Balance at June 26, 2015
Goodwill before impairment	171,179	116,886	—	288,065
Accumulated impairment loss	(46,210)	—	—	(46,210)
Goodwill, net	$124,969	$116,886	$—	$241,855

Effective June 30, 2014, we acquired Staffing Solutions Holdings, Inc. ("Seaton"). The goodwill associated with the acquisition has been allocated to our reportable segments. For additional information regarding our segments, see Note 16: Segment Information.

Page - 9

Notes to Consolidated Financial Statements—(Continued)

Intangible assets
The following table presents our purchased finite-lived intangible assets (in thousands):

	June 26, 2015			December 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships	$123,940	$(29,709)	$94,231	$123,940	$(22,195)	$101,745
Trade names/trademarks	4,422	(3,201)	1,221	4,422	(2,878)	1,544
Non-compete agreements	1,800	(997)	803	1,800	(817)	983
Technologies	18,300	(3,920)	14,380	18,300	(2,212)	16,088
Total finite-lived intangible assets	$148,462	$(37,827)	$110,635	$148,462	$(28,102)	$120,360

(1)	Excludes assets that are fully amortized.

Amortization of our finite-lived intangible assets was $4.6 million and $1.5 million for the thirteen weeks ended June 26, 2015 and June 27, 2014, respectively, and $9.7 million and $3.0 million for the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of June 26, 2015 (in thousands):

Remainder of 2015	$9,187
2016	18,186
2017	16,157
2018	14,638
2019	12,017
Thereafter	40,450
Total future amortization	$110,635
We also held indefinite-lived trade names/trademarks of $16.2 million as of June 26, 2015 and December 26, 2014.
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.6% and 1.7% at June 26, 2015 and December 26, 2014, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years at June 26, 2015.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

The table below presents a reconciliation of the undiscounted workers’ compensation claims reserve to the discounted workers' compensation reserve for the periods presented as follows (in thousands):

	June 26, 2015	December 26, 2014
Undiscounted workers’ compensation reserve	$261,582	$256,220
Less discount on workers' compensation reserve	14,280	13,381
Workers' compensation reserve, net of discount	247,302	242,839
Less current portion	61,753	64,556
Long-term portion	$185,549	$178,283
Payments made against self-insured claims were $34.4 million and $29.8 million for the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 14.7 years. The discounted workers’ compensation reserve for excess claims was $44.5 million and $42.6 million as of June 26, 2015 and December 26, 2014, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $40.6 million and $38.7 million as of June 26, 2015 and December 26, 2014, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
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
Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses. Workers’ compensation expense of $22.9 million and $17.5 million was recorded in Cost of services for the thirteen weeks ended June 26, 2015 and June 27, 2014, respectively. Workers’ compensation expense of $44.4 million and $33.5 million was recorded in Cost of services for the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively.

NOTE 8:	LONG-TERM DEBT

The components of our borrowings were as follows (in thousands):

	June 26, 2015	December 26, 2014
Revolving Credit Facility	$73,494	$171,994
Term Loan	28,523	29,656
Total debt	102,017	201,650
Less current portion	2,267	2,267
Long-term debt, less current portion	$99,750	$199,383

Second amended and restated credit agreement

Effective June 30, 2014, we entered into a Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility of $300.0 million with Bank of America, N.A., Wells Fargo Bank, National Association, HSBC and PNC Capital

Page - 11

Notes to Consolidated Financial Statements—(Continued)

Markets LLC ("Revolving Credit Facility") in connection with our acquisition of Seaton. The Revolving Credit Facility, which matures June 30, 2019, amended and restated our previous credit facility, and replaced the Seaton credit facility.

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending limit is $17.4 million, and is reduced quarterly by $0.4 million. As of June 26, 2015, the Tacoma headquarters office building liquidation value totaled $16.1 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves, if deemed applicable. Each borrowing has a stated maturity of 90 days or less. At June 26, 2015, $261.6 million was available under the Revolving Credit Facility, $73.5 million was utilized as a draw on the facility, and $4.9 million was utilized by outstanding standby letters of credit, leaving $183.2 million available for additional borrowings. The letters of credit collateralize a portion of our workers' compensation obligation.

The Revolving Credit Facility requires that we maintain an excess liquidity of $37.5 million. Excess liquidity is an amount equal to the unused borrowing capacity under the Revolving Credit Facility plus certain unrestricted cash, cash equivalents, and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. The additional amount available to borrow at June 26, 2015 was $183.2 million and the amount of cash, cash equivalents and certain marketable securities under control agreements was $21.3 million, for a total of $204.5 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. At June 26, 2015, the applicable spread on LIBOR was 1.50% and the applicable spread on the base rate was 0.5%. As of June 26, 2015, the interest rate was 1.75%.

A fee of 0.375% is applied against the Revolving Credit Facility's unused borrowing capacity when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by a pledge of substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Revolving Credit Facility has variable rate interest and approximates fair value as of June 26, 2015 and December 26, 2014.
Term loan agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (“Term Loan”) with Synovus Bank in the principal amount of $34.0 million. The Term Loan has a five-year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Term Loan by five consecutive one-year extensions. At June 26, 2015, the interest rate for the Term Loan was 1.68%.
At June 26, 2015 and December 26, 2014, the remaining balance of the Term Loan was $28.5 million and $29.7 million, respectively, of which $2.3 million is current and is included in Other current liabilities on our Consolidated Balance Sheets. The Term Loan has variable rate interest and approximates fair value as of June 26, 2015 and December 26, 2014.
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

Page - 12

Notes to Consolidated Financial Statements—(Continued)

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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	June 26, 2015	December 26, 2014
Cash collateral held by insurance carriers	$22,305	$22,639
Cash and cash equivalents held in Trust	34,057	43,856
Investments held in Trust	94,598	90,095
Letters of credit (1)	6,731	6,513
Surety bonds (2)	16,905	16,861
Total collateral commitments	$174,596	$179,964

(1)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit at June 26, 2015 and December 26, 2014.

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
Performance share units have been granted to executive officers and certain key employees. Vesting of the performance share units is contingent upon the achievement of revenue and profitability growth goals at the end of each three-year performance period. Each performance share unit is equivalent to one share of common stock. Compensation expense is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period for the performance share units which are expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.

Page - 13

Notes to Consolidated Financial Statements—(Continued)

Restricted and unrestricted stock awards and performance share units activity for the twenty-six weeks ended June 26, 2015, was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,547	$20.03
Granted	487	$22.11
Vested	(518)	$17.16
Forfeited	(265)	$14.87
Non-vested at the end of the period	1,251	$22.44
As of June 26, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $12.0 million, which is estimated to be recognized over a weighted average period of 1.78 years. As of June 26, 2015, total unrecognized stock-based compensation expense related to performance share units was approximately $4.6 million which is estimated to be recognized over a weighted average period of 1.87 years.
Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven years from the date of grant. Stock option activity was de minimis for the thirteen weeks ended June 26, 2015.
Employee stock purchase plan

Our Employee Stock Purchase Plan (“ESPP”) reserves for purchase 1.0 million shares of common stock. The plan allows eligible employees to contribute up to 10% of their earnings toward the monthly purchase of the Company's common stock. The employee's purchase price is 85% of the lesser of the fair market value of shares on either the first day or the last day of each month. We consider our ESPP to be a component of our stock-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

During the twenty-six weeks ended June 26, 2015 and June 27, 2014, participants purchased approximately 34,000 and 30,000 shares from the plan, for cash proceeds of $0.7 million each period.
Stock-based compensation expense
Total stock-based compensation expense, which is included in Selling, general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Income, was $2.4 million and $1.9 million for the thirteen weeks ended June 26, 2015 and June 27, 2014, respectively, and $5.8 million and $5.0 million for the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively.

NOTE 11:	DEFINED CONTRIBUTION PLANS

We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $12.2 million and $10.1 million as of June 26, 2015 and December 26, 2014, respectively. The current and non-current portion of the deferred compensation liability is included in Other current liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheets, and is largely offset by restricted investments recorded in Restricted cash and investments on our Consolidated Balance Sheets.

Page - 14

Notes to Consolidated Financial Statements—(Continued)

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

Our effective tax rate on earnings for the twenty-six weeks ended June 26, 2015 was 25.1%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 25.1% results from federal and state job credits earned in 2015 for prior year hires. These job credits include the federal Work Opportunity Tax Credit ("WOTC") and the California Enterprise Zone Tax Credit. We generated substantially more prior year credits in 2015 because the federal WOTC application due date was extended to April 30, 2015 for 2014 hires, and more workers with higher credits were certified than expected. These factors generated additional tax benefits of approximately $3.7 million, which were recognized as of June 26, 2015. This tax credit benefit decreased our effective tax rate on income for the twenty-six weeks ended June 26, 2015 from our expected 2015 rate of 37.3% to 25.1%. Other differences between the statutory federal income tax rate of 35.0% and our effective tax rate of 25.1% result from state and foreign income taxes and certain non-deductible expenses.

Our effective tax rate on earnings for the twenty-six weeks ended June 27, 2014, was 16.3%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 16.3%, results from the WOTC earned in 2014 for prior year hires. We generated substantially more prior year credits because more veterans with higher credits were certified than expected, our qualified workers worked longer than expected, and many states processed a backlog of credit applications with higher than expected certification rates. These factors generated additional WOTC benefits of approximately $5.0 million, which were recognized as of June 27, 2014. This tax credit benefit decreased our effective tax rate on income for the twenty-six weeks ended June 27, 2014 from our expected rate of 39.9% to 16.3%. Other differences between the statutory federal income tax rate of 35.0% result from state income taxes and certain non-deductible expenses.
As of June 26, 2015 and December 26, 2014, we had gross unrecognized tax benefits of $2.1 million and $2.0 million, respectively, recorded in accordance with current accounting guidance on uncertain tax positions.

NOTE 13:	NET INCOME PER SHARE
Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income	$17,273	$16,082	$22,989	$17,739

Weighted average number of common shares used in basic net income per common share	41,240	40,739	41,135	40,655
Dilutive effect of outstanding stock options and non-vested restricted stock	235	230	337	279
Weighted average number of common shares used in diluted net income per common share	41,475	40,969	41,472	40,934
Net income per common share:
Basic	$0.42	$0.39	$0.56	$0.44
Diluted	$0.42	$0.39	$0.55	$0.43

Anti-dilutive shares	106	3	189	2
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of

Page - 15

Notes to Consolidated Financial Statements—(Continued)

outstanding stock options, vested and non-vested restricted stock, performance share units, and shares issued under the employee stock purchase plan, except where their inclusion would be anti-dilutive.
Anti-dilutive shares include non-vested restricted stock and outstanding stock options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented. Anti-dilutive shares associated with our stock options relate to those stock options with an exercise price higher than the average market value of our stock during the periods presented.

NOTE 14:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income is reflected as a net increase to shareholders’ equity. Changes in the balance of each component of accumulated other comprehensive income during the twenty-six weeks ended June 26, 2015 were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain on marketable securities (1)	Total other comprehensive income, net of tax
Balance at beginning of period	$848	$23	$871
Current-period other comprehensive income (loss) (2)	(825)	554	(271)
Balance at end of period	$23	$577	$600

(1)	Consists of deferred compensation plan accounts, which include mutual funds.

(2)	The tax impact on foreign currency translation adjustment and unrealized gain on marketable securities was de minimis for the period ending June 26, 2015.

There were no material reclassifications out of accumulated other comprehensive income during the fiscal period presented.

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Twenty-six weeks ended
	June 26, 2015	June 27, 2014
Cash paid during the period for:
Interest	$1,863	$540
Income taxes	$3,939	$5,820
As of June 26, 2015 and June 27, 2014 we had acquired $0.2 million and $0.4 million, respectively, of property, plant and equipment on account that was not yet paid. These are considered non-cash investing items.

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

Page - 16

Notes to Consolidated Financial Statements—(Continued)

Our Managed Services segment provides high-volume permanent employee recruitment process outsourcing and management of outsourced labor service providers through the following service lines:

•	PeopleScout and hrX: Outsourced recruitment of permanent employees on behalf of clients; and

•	Staff Management: Management of multiple third party staffing vendors on behalf of clients.

We have two measures of segment performance; revenue from services and income from operations. Income from operations for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Costs excluded from segment income from operations include various corporate general and administrative expenses, depreciation and amortization expense, interest and other income (expense), and income taxes. Asset information by reportable segment is not presented, since we do not manage our segments on a balance sheet basis. There are no material internal revenue transactions between our reporting segments.

Revenue from services and income from operations associated with our segments were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue from services
Staffing Services	$601,103	$453,227	$1,150,815	$849,290
Managed Services	26,611	—	50,214	—
Total Company	$627,714	$453,227	$1,201,029	$849,290

Income from operations
Staffing Services	$38,834	$32,195	$63,117	$47,739
Managed Services	4,326	—	7,750	—
Depreciation and amortization	(10,397)	(5,247)	(20,917)	(10,408)
Corporate unallocated	(9,053)	(8,966)	(18,517)	(16,933)
Total Company	23,710	17,982	31,433	20,398
Interest and other income (expense), net	(202)	450	(736)	794
Income before tax expense	$23,508	$18,432	$30,697	$21,192

NOTE 17:	SUBSEQUENT EVENTS

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
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of TrueBlue. Our MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 26, 2014, and our subsequently filed Quarterly Reports on Form 10-Q. The MD&A is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect future results. Our MD&A is presented in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commitments

•	Summary of Critical Accounting Estimates

•	New Accounting Standards

OVERVIEW

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of specialized workforce solutions helping clients improve growth and performance by providing staffing, recruitment process outsourcing, and managed service provider solutions. Our workforce solutions meet clients’ needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help over 135,000 businesses be more productive and we connect as many as 750,000 people to work each year. We are headquartered in Tacoma, Washington.
Revenue grew to $627.7 million for the thirteen weeks ended June 26, 2015, a 38.5% increase compared to the same period in the prior year. The revenue increase is primarily due to the acquisition of Staffing Solutions Holdings, Inc. ("Seaton"), which we completed effective June 30, 2014, the first business day of our third quarter. The end of the second quarter of fiscal 2015 marks the one year anniversary of the Seaton acquisition. The acquired on-premise staffing and recruitment process outsourcing businesses continue to deliver strong results. Revenue for Seaton was $168.0 million for the thirteen weeks ended June 26, 2015, or 37.1 percentage points of our revenue growth.
Organic revenue growth for the legacy TrueBlue business was 1.4% for the thirteen weeks ended June 26, 2015. Excluding our services to the green energy industry, which declined in mid 2014, organic revenue growth was 2.6% for the same period. We do not expect the decline in the green energy business to negatively impact future organic revenue growth.
Gross profit as a percentage of revenue for the thirteen weeks ended June 26, 2015 was 24.2% compared to 26.4% for the second quarter of 2014. The Seaton acquisition carries a lower gross margin than the legacy TrueBlue business, dropping the new blended rate by approximately 2.5% of revenue. This was partially offset by gross margin improvement in the legacy TrueBlue business of approximately 0.3% of revenue related to disciplined pricing of our services.

Page - 18

Selling, general and administrative ("SG&A") increased by $21.5 million to $117.9 million for the thirteen weeks ended June 26, 2015 compared to the same period in 2014. The increase is primarily related to $21.6 million of expense from the acquired operations of Seaton and an increase of $0.7 million of integration costs, which was offset by a $0.8 million decrease within the legacy TrueBlue operations driven by disciplined cost management. The integration of Seaton is complete.
SG&A expenses as a percentage of revenue decreased to 18.8% for the thirteen weeks ended June 26, 2015 from 21.3% for the same period in 2014. The decline is largely due to the blended impact of the Seaton acquisition, which carries a lower SG&A percentage than the legacy TrueBlue business. The decline is also due to a decrease within the legacy TrueBlue operations driven by disciplined cost management and operating leverage.
Depreciation and amortization increased $5.2 million for the thirteen weeks ended June 26, 2015 primarily due to the amortization of intangible assets acquired in connection with the Seaton acquisition of $3.3 million and the depreciation of the fair value of acquired tangible assets.
Income from operations grew to $23.7 million for the thirteen weeks ended June 26, 2015, or an increase of 31.9%, compared to $18.0 million for the same period in 2014. The improved performance reflects strong revenue growth, disciplined pricing, effective cost control, and operating leverage. The performance of the Seaton acquisition in the first year of operations has delivered on our expectations for income from operations.
Our effective tax rate on earnings for the thirteen weeks ended June 26, 2015 was 26.5%, compared to 12.7% for the same period in 2014. The Work Opportunity Tax Credit ("WOTC") program has not been renewed for 2015 new hires. However, we continue to generate benefits from prior year programs. We generated additional credits for employees hired in 2014 because the federal WOTC application due date was extended to April 30, 2015 for 2014 hires, and more workers with higher credits were certified than expected. These factors generated additional tax benefits of approximately $2.4 million recognized as of June 26, 2015.
Net income grew to $17.3 million, or $0.42 per diluted share, for the thirteen weeks ended June 26, 2015, compared to $16.1 million, or $0.39 per diluted share, for the same period in 2014.
We believe we are in a strong financial position to fund working capital needs for growth opportunities. As of June 26, 2015, we had cash and cash equivalents of $21.3 million and $183.2 million available under the Revolving Credit Facility.

Page - 19

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue from services	$627,714	$453,227	$1,201,029	$849,290
Total revenue growth %	38.5%	7.3%	41.4%	10.5%

Gross profit	$151,966	$119,583	$281,802	$219,142
Gross profit as a % of revenue	24.2%	26.4%	23.5%	25.8%

Selling, general and administrative expenses	$117,859	$96,354	$229,452	$188,336
Selling, general and administrative expenses as a % of revenue	18.8%	21.3%	19.1%	22.2%

Depreciation and amortization	$10,397	$5,247	$20,917	$10,408
Depreciation and amortization as a % of revenue	1.7%	1.2%	1.7%	1.2%

Income from operations	$23,710	$17,982	$31,433	$20,398
Income from operations as a % of revenue	3.8%	4.0%	2.6%	2.4%

Interest and other income (expense), net	$(202)	$450	$(736)	$794

Net income	$17,273	$16,082	$22,989	$17,739
Net income per diluted share	$0.42	$0.39	$0.55	$0.43

Our year over year trends are significantly impacted by the acquisition of Seaton, which added a full service line of on-premise contingent staffing and new complementary outsourced service offerings in RPO and MSP solutions. On-premise temporary staffing is large scale exclusive sourcing, screening, recruitment, and management of a customer's on-premise contingent labor workforce. RPO is high-volume sourcing, screening, and recruiting of permanent employees for all major industries and jobs. The MSP solution provides customers with improved quality and spend management of their contingent labor vendors. Through the Seaton acquisition we added industry leaders Staff Management | SMX ("Staff Management") for on-premise contingent staffing, PeopleScout and Australia-based hrX for RPO services, and MSP solutions under the Staff Management brand. The service lines offer staffing and outsourced workforce solutions as an integrated partner with their customers. They have dedicated customer on-site and virtual teams which leverage highly centralized support services for recruiting and delivering services to meet the specialized needs of each customer. They do not operate a branch network and accordingly operate more flexible service lines. We are pleased with the Seaton integration and the retention of the senior leadership team and customers. The Seaton acquisition added new services and capabilities to better meet our objective of providing our customers with the talent and flexible workforce solutions they need to enhance their business performance.

The performance of the Seaton acquisition in the first year of operations has delivered on our expectations for revenue and income from operations. The integration of Seaton is complete.

Page - 20

The impact of Seaton on our consolidated results is highlighted as follows (in thousands):

	Thirteen weeks ended
	June 26, 2015			June 27, 2014
	Legacy TrueBlue	Seaton (1)	Total Company	Total Company
Revenue from services	$459,707	$168,007	$627,714	$453,227

Earnings before interest, depreciation and amortization	26,557	7,550	34,107	23,229
Depreciation and amortization			10,397	5,247
Income from operations			23,710	17,982
Interest and other income (expense), net			(202)	450
Income before tax expense			23,508	18,432
Income tax expense			6,235	2,350
Net income			$17,273	$16,082

	Twenty-six weeks ended
	June 26, 2015			June 27, 2014
	Legacy TrueBlue	Seaton (1)	Total Company	Total Company
Revenue from services	$857,263	$343,766	$1,201,029	$849,290

Earnings before interest, depreciation and amortization	36,821	15,529	52,350	30,806
Depreciation and amortization			20,917	10,408
Income from operations			31,433	20,398
Interest and other income (expense), net			(736)	794
Income before tax expense			30,697	21,192
Income tax expense			7,708	3,453
Net income			$22,989	$17,739
(1) Seaton was acquired effective June 30, 2014. Therefore, the comparative prior year amounts are not presented.
Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue from services	$627,714	$453,227	$1,201,029	$849,290
Total revenue growth %	38.5%	7.3%	41.4%	10.5%
Revenue grew to $627.7 million for the thirteen weeks ended June 26, 2015, a 38.5% increase compared to the same period in the prior year. The revenue increase is primarily due to the acquisition of Seaton. Revenue for Seaton was $168.0 million for the thirteen weeks ended June 26, 2015 or 37.1% of our revenue growth. Revenue grew to $1,201.0 million for the twenty-six weeks ended June 26, 2015, a 41.4% increase compared to the same period in the prior year. The revenue increase is primarily due to the acquisition of Seaton. Revenue for Seaton was $343.8 million for the twenty-six weeks ended June 26, 2015, or 40.5% of our revenue growth.
Organic revenue growth for the legacy TrueBlue business was 1.4% for the thirteen weeks ended June 26, 2015. Excluding our services to the green energy industry, which declined in mid 2014, organic revenue growth was 2.6% for the same period. We do not expect the decline in the green energy business to negatively impact future organic revenue growth. Legacy TrueBlue organic revenue growth was approximately 0.9%, or 2.6%, excluding our service to the green energy industry for the twenty-six weeks ended June 26, 2015.

Page - 21

Gross profit
Gross profit was as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Gross profit	$151,966	$119,583	$281,802	$219,142
Percentage of revenue	24.2%	26.4%	23.5%	25.8%

Gross profit represents revenue from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation costs, and reimbursable costs.
Gross profit as a percentage of revenue for the thirteen weeks ended June 26, 2015 was 24.2% compared to 26.4% for the same period in the prior year for a decline of 2.2% of revenue. This was due largely to the impact of the Seaton acquisition, which carries lower gross margins in comparison to our blended company average prior to the acquisition. The impact on our blended rate is a decline of approximately 2.5% of revenue. This was partially offset by improved gross margins in our legacy TrueBlue business of approximately 0.3% of revenue resulting from disciplined pricing and management of increasing minimum wage, payroll taxes and benefits for our temporary labor.
Gross profit as a percentage of revenue for the twenty-six weeks ended June 26, 2015 was 23.5% compared to 25.8% for the same period in the prior year for a decline of 2.3% of revenue. The impact of Seaton on our blended rate is a decline of approximately 2.6% of revenue. This was partially offset by improved gross margins in our legacy TrueBlue business of approximately 0.3% of revenue resulting from disciplined pricing and management of increasing minimum wage, payroll taxes and benefits for our temporary labor.
Workers’ compensation expense as a percentage of revenue was 3.6% and 3.7% for the thirteen and twenty-six weeks ended June 26, 2015, respectively, compared to 3.9%, for the same periods in the prior year. The decline is primarily due to the acquisition of Seaton and the lower workers' compensation cost as a percentage of revenue due to the nature of their business.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses were as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Selling, general and administrative expenses	$117,859	$96,354	$229,452	$188,336
Percentage of revenue	18.8%	21.3%	19.1%	22.2%

SG&A spending increased by $21.5 million to $117.9 million for the thirteen weeks ended June 26, 2015 compared to the same period in 2014. The increase is primarily related to the acquired operations of Seaton of approximately $21.6 million and an increase of $0.7 million of integration costs, offset by a $0.8 million decrease within the legacy TrueBlue operations driven by disciplined cost management. We completed the integration of Seaton in the second quarter of 2015.

SG&A spending increased by $41.1 million to $229.5 million for the twenty-six weeks ended June 26, 2015 compared to the same period in 2014. The increase is primarily related to the acquired operations of Seaton of approximately $42.0 million and a net increase of $1.8 million of integration costs, offset by a $2.7 million decrease within the legacy TrueBlue operations achieved through disciplined cost management.
SG&A expenses as a percentage of revenue decreased to 18.8% and 19.1% for the thirteen and twenty-six weeks ended June 26, 2015 from 21.3% and 22.2%, respectively, for the same periods in 2014 primarily due to Seaton's lower cost of doing business as a percent of sales. The acquired service lines offer workforce solutions as an integrated partner with our customers, which are delivered through highly centralized operations in Chicago, Illinois with support from on-site and virtual employee teams. We do not operate a branch network to service these customers and accordingly these services utilize a more flexible centralized support structure resulting in lower SG&A as a percent of sales. The decline is also due to a decrease within the legacy TrueBlue operations driven by disciplined cost management and operating leverage.

Page - 22

Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Depreciation and amortization	$10,397	$5,247	$20,917	$10,408
Percentage of revenue	1.7%	1.2%	1.7%	1.2%
Depreciation and amortization increased $5.2 million and $10.5 million for the thirteen and twenty-six weeks ended June 26, 2015, respectively, primarily due to the amortization of intangible assets acquired in connection with the Seaton acquisition of $3.3 million and $7.1 million, respectively, and the depreciation of the fair value of acquired tangible assets. We continue to make significant investments in projects that are designed to further improve our efficiency and effectiveness in recruiting, retaining our temporary workers, and attracting and retaining our customers.
Interest and other income (expense), net
Interest and other income (expense), net is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Interest and other income (expense), net	$(202)	$450	$(736)	$794
Net interest expense for the thirteen and twenty-six weeks ended June 26, 2015 was $0.2 million and $0.7 million, respectively, compared to net interest income of $0.5 million and $0.8 million over the same period in 2014, respectively. The increase in interest expense is primarily due to the use of our Revolving Credit Facility to acquire Seaton at the beginning of the third quarter in 2014.
Income taxes
The income tax expense and the effective income tax rate were as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Income tax expense	$6,235	$2,350	$7,708	$3,453
Effective income tax rate	26.5%	12.7%	25.1%	16.3%

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

Our effective tax rate on earnings for the thirteen and twenty-six weeks ended June 26, 2015 was 26.5% and 25.1%, respectively, compared to 12.7% and 16.3%, for the same periods in 2014, respectively. During the twenty-six weeks ended June 26, 2015 we recognized $3.7 million of discrete tax benefits from prior year federal and state hiring credits. These hiring credits include the federal Work Opportunity Tax Credit ("WOTC") and the California Enterprise Zone Tax Credit (“EZTC”). Both the federal WOTC and the California EZTC have expired and do not apply to 2015 hires. However, both continue to generate trailing credits related to 2015 wages of certified workers hired prior to 2015.

Page - 23

Changes to our effective tax rate as a result of hiring credits were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Effective income tax rate without hiring credits	39.0%	41.7%	39.2%	41.7%
Hiring credits estimate from current year wages	(1.9)	(1.8)	(1.9)	(1.8)
Effective income tax rate before prior year adjustments	37.1	39.9	37.3	39.9
Additional hiring credits from prior year wages	(10.6)	(27.2)	(12.2)	(23.6)
Effective income tax rate with hiring credits	26.5%	12.7%	25.1%	16.3%

Segment results

In the fourth quarter of 2014, we changed our organizational structure as a result of our acquisition of Seaton. Legacy TrueBlue operations were all in the blue-collar staffing market of the temporary staffing industry and supplied customers with temporary workers, which we aggregated into one reportable segment in accordance with U.S. GAAP. The acquisition of Seaton added a full service line of on-premise temporary staffing. On-premise staffing is large scale exclusive sourcing, screening, recruitment and management of an on-premise contingent labor workforce at a customer's facility. This service line is an operating segment which is aggregated with our blue-collar staffing services and reported as Staffing Services.

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

Revenue from services and income from operations associated with our segments were as follows (in thousands, except percentages):

	Thirteen weeks ended				Twenty-six weeks ended
	June 26, 2015		June 27, 2014		June 26, 2015		June 27, 2014
Revenue from services		Revenue growth %		Revenue growth %		Revenue growth %		Revenue growth %
Staffing Services	$601,103	32.6%	$453,227	7.3%	$1,150,815	35.5%	$849,290	10.5%
Managed Services	26,611		—		50,214		—
Total Company	$627,714	38.5%	$453,227	7.3%	$1,201,029	41.4%	$849,290	10.5%

Income from operations		% of revenue		% of revenue		% of revenue		% of revenue
Staffing Services	$38,834	6.5%	$32,195	7.1%	$63,117	5.5%	$47,739	5.6%
Managed Services	4,326	16.3%	—		7,750		—
Depreciation and amortization	(10,397)		(5,247)		(20,917)		(10,408)
Corporate unallocated	(9,053)		(8,966)		(18,517)		(16,933)
Total Company	23,710	3.8%	17,982	4.0%	31,433	2.6%	20,398	2.4%
Interest and other income (expense), net	(202)		450		(736)		794
Income before tax expense	$23,508		$18,432		$30,697		$21,192

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

Page - 24

deployed to customers with multi-location demand for temporary staffing. These centralized capabilities when combined with our local presence provide opportunities to accelerate staffing services growth.

•
The acquisition of Seaton added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance. PeopleScout and hrX are recognized industry leaders of recruitment process outsourcing services, which are in the early stages of their adoption cycles. We expect continued growth with a differentiated service that leverages innovative technology for high-volume scalable sourcing and dedicated client service teams for connecting the best talent to work opportunity, reducing the cost of hiring, and delivering a better outcome for the customer.

•
Acquisitions are a key element of our growth strategy. We have a proven track record of successfully acquiring and integrating companies and believe we have a strong business competence to continue to do so.

•
We are committed to technology innovation that makes it easier for our customers to do business with us and easier to connect workers to work opportunity. We are making significant investments in online and mobile applications to improve access, speed, and ease of connecting our customers and workers. We will continue to invest in technology which increases our sustainability, scalability, and agility. These investments improve the efficiency and effectiveness of delivering our service and are reducing our dependence on local branches. Additionally, these investments advance our ability to centralize high-volume activities which have increased the reliability of our service delivery and allowed our field personnel to focus on matching the customer's needs with the best solution to enhance their performance.

LIQUIDITY AND CAPITAL RESOURCES
The following discussion highlights our cash flow activities for the twenty-six weeks ended June 26, 2015 and June 27, 2014.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Twenty-six weeks ended
	June 26, 2015	June 27, 2014
Net income	$22,989	$17,739
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,917	10,408
Provision for doubtful accounts	3,976	6,286
Stock-based compensation	5,769	4,987
Deferred income taxes	(1,537)	(4,088)
Other operating activities	678	(54)
Changes in operating assets and liabilities:
Accounts receivable	31,906	(15,180)
Income taxes	5,035	3,647
Accounts payable and other accrued expenses	8,522	4,725
Workers' compensation claims reserve	4,463	(792)
Other assets and liabilities	3,980	1,244
Net cash provided by operating activities	$106,698	$28,922
Net cash provided by operating activities was $106.7 million for the twenty-six weeks ended June 26, 2015, compared to $28.9 million for the same period in 2014.

•	Net income of $23.0 million increased over 2014 due to a combination of the acquisition of Seaton and improved profitability of the legacy TrueBlue business.

•
Depreciation and amortization increased over 2014 by $10.5 million primarily due to the amortization of acquired finite-lived intangible assets in connection with the acquisition of Seaton on the first day of our third quarter in 2014.

•	Stock-based compensation increased for performance shares due to improved future performance expectations from the acquisition of Seaton.

Page - 25

•
The significant decrease in accounts receivable for the twenty-six weeks ended June 26, 2015 compared to the prior year is due to a change in the seasonal peak of accounts receivable with the acquisition of Seaton. Historically, legacy TrueBlue accounts receivable peaked in the third quarter and de-leveraged in the fourth quarter. Subsequent to the acquisition of Seaton and its significant seasonal peak in the fourth quarter, the seasonal de-leveraging of accounts receivable now occurs in the first quarter.

•	Income tax receivable declined due primarily to additional WOTC refunds realized.

•	Accounts payable and other accrued expenses increased due primarily to the acquisition of Seaton and increased volume of activity.

•
Generally, our workers' compensation claims reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the twenty-six weeks ended June 26, 2015, our workers' compensation claims reserve increased as we increased the delivery of temporary labor services, which was partially offset by claim payments.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Twenty-six weeks ended
	June 26, 2015	June 27, 2014
Capital expenditures	$(7,459)	$(6,113)
Purchases of marketable securities	—	(25,057)
Sales and maturities of marketable securities	1,500	36,175
Change in restricted cash and cash equivalents	8,227	19,007
Purchases of restricted investments	(12,959)	(18,196)
Maturities of restricted investments	7,504	7,202
Net cash provided by (used in) investing activities	$(3,187)	$13,018
Cash flows used in investing activities was $3.2 million for the twenty-six weeks ended June 26, 2015 compared to cash flows provided by investing activities of $13.0 million for the same period in 2014.

•	During the twenty-six weeks ended June 26, 2015, we did not purchase marketable securities. We intend to use excess cash to pay down debt on the Revolving Credit Facility.

•
When combining the change in restricted cash and cash equivalents with purchases and maturities of restricted investments, restricted cash and investments increased by $2.8 million for the twenty-six weeks ended June 26, 2015. This increase is primarily due to an increase in collateral requirements to our workers' compensation insurance providers related to growth in operations, which was partially offset by claim payments.

Page - 26

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Twenty-six weeks ended
	June 26, 2015	June 27, 2014
Net proceeds from stock option exercises and employee stock purchase plans	$837	$1,349
Common stock repurchases for taxes upon vesting of restricted stock	(3,183)	(2,665)
Net change in revolving credit facility	(98,500)	—
Payments on debt and other liabilities	(1,133)	(1,133)
Other	961	1,269
Net cash used in financing activities	$(101,018)	$(1,180)
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
Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300.0 million expires on June 30, 2019. The Revolving Credit Facility is an asset backed facility which is secured by a pledge of substantially all of the assets of TrueBlue, Inc, and material U.S. domestic subsidiaries. The additional amount available to borrow at June 26, 2015 was $183.2 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

•	We had cash and cash equivalents of $21.3 million at June 26, 2015. We expect to continue to apply any excess cash towards the outstanding balance on our Revolving Credit Facility.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At June 26, 2015, we had restricted cash and investments totaling $164.7 million.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources
Revolving Credit Facility
See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Revolving Credit Facility.
Restricted Cash and Investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At June 26, 2015, we had restricted cash and investments totaling $164.7 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust").
We established investment policy directives for the Trust with the first priority to ensure sufficient liquidity to pay workers' compensation claims, second to maintain and ensure a high degree of liquidity, and third to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S. agency debentures, U.S. agency mortgages, corporate securities, and municipal securities. For those investments rated by nationally recognized statistical rating organizations the minimum ratings are:

Page - 27

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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented (in thousands):

	June 26, 2015	December 26, 2014
Cash collateral held by insurance carriers	$22,305	$22,639
Cash and cash equivalents held in Trust	34,057	43,856
Investments held in Trust	94,598	90,095
Letters of credit (1)	6,731	6,513
Surety bonds (2)	16,905	16,861
Total collateral commitments	$174,596	$179,964

(1)
We have agreements with certain financial institutions to issue letters of credit as collateral. We had $1.9 million of restricted cash collateralizing our letters of credit as of June 26, 2015 and December 26, 2014.

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

Page - 28

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented (in thousands):

	June 26, 2015	December 26, 2014
Total workers’ compensation reserve	$247,302	$242,839
Add back discount on workers' compensation reserve (1)	14,280	13,381
Less excess claims reserve (2)	(44,500)	(42,612)
Reimbursable payments to insurance provider (3)	10,830	8,336
Less portion of workers' compensation not requiring collateral (4)	(53,316)	(41,980)
Total collateral commitments	$174,596	$179,964

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. We discount our workers' compensation liability as we believe the estimated future cash outflows are readily determinable. The discounted workers’ compensation claims reserve was $247.3 million at June 26, 2015.
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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At June 26, 2015, the weighted average rate was 1.6%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 26, 2015, the weighted average rate was 3.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 14.7 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $44.5 million and $42.6 million as of June 26, 2015 and December 26, 2014, respectively.

Page - 29

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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2014.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2014. The following has been updated to reflect the results of our annual goodwill impairment analysis as of the first day of our second fiscal quarter:
Goodwill and intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our second fiscal quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. If necessary, we reassign goodwill using a relative fair value allocation approach. We test for goodwill impairment at the reporting unit level. We consider our service lines to be our reporting units for goodwill impairment testing. We evaluate our reporting units on an annual basis. There were no substantial changes to our previously reported reporting units. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. The fair value of each reporting unit is estimated using an income approach and applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent impairment test ranged from 12.0% to 13.5%. We also apply the market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples we compare to are revenue and earnings before interest, taxes, depreciation, and amortization. These combined fair values are then reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation, resulting in a reasonable control premium.

Page - 30

We performed our annual impairment test as of the first day of our fiscal second quarter. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. Based on our test, all of our legacy TrueBlue reporting units' fair values were substantially in excess of their carrying values. Accordingly, no impairment loss was recognized.

While the estimated fair value of our PlaneTechs reporting unit was in excess of 20% of its carrying value, this reporting unit continues to focus on transitioning from a concentrated portfolio with one significant customer in the aviation industry to a more diversified aviation customer portfolio, and expanding its provision of mechanics and technicians to other transportation industries. As such, we believe this reporting unit carries more risk of future impairment in comparison to our other legacy TrueBlue reporting units. In the event the forecasted revenue growth rate declines by approximately 4% or gross margins as a percentage of revenue decline by approximately 1% or the discount increases by approximately 3%, the carrying value of our PlaneTechs reporting unit would exceed its fair value. In that event, we would be required to measure for possible goodwill impairment. We will continue to closely monitor the operational performance of the PlaneTechs reporting unit as it relates to goodwill impairment.

Effective June 30, 2014, our acquisition of Seaton added a full service line of on-premise staffing with Staff Management | SMX ("Staff Management"), complementary service offerings in RPO with the PeopleScout and hrX service lines, and the MSP solutions portion of Staff Management. We consider the acquired service lines to be reporting units for goodwill impairment testing. In our annual impairment test, all of our acquired Seaton reporting units' estimated fair values exceeded their carrying values. However, the acquired PeopleScout, hrX, and MSP reporting units' fair values were not substantially in excess of their carrying values.

The estimated fair value of the PeopleScout reporting unit was in excess of its carrying value by approximately 10% as of the assessment date, which is primarily due to the proximity of the goodwill impairment assessment date to the recent acquisition date of Seaton. Goodwill of $50.0 million was allocated to the PeopleScout reporting unit. A discount rate of 12% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 1.0% or the forecasted revenue growth rate declines by approximately 1% or gross margins as a percentage of revenue decline by approximately 1%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment. We will continue to monitor the operational performance of this newly acquired reporting unit as it relates to goodwill impairment.

The estimated fair value of the MSP reporting unit was in excess of its carrying value by approximately 15% as of the assessment date, which is primarily due to the proximity of the goodwill impairment assessment date to the recent acquisition date of Seaton. Goodwill of $12.0 million was allocated to the MSP reporting unit. A discount rate of 12% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 1% or the forecasted revenue growth rate declines by approximately 1% or gross margins as a percentage of revenue decline by approximately 1%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment. We will continue to monitor the operational performance of this newly acquired reporting unit as it relates to goodwill impairment.

The estimated fair value of the hrX reporting unit was in excess of its carrying value by approximately 7% as of the assessment date, which is due to the proximity of the goodwill impairment assessment date to the recent acquisition date of Seaton and actual post-acquisition results not meeting revenue or profitability targets forecasted at the time of acquisition. We have updated our forecasts for this reporting unit and will closely monitor the performance of this reporting unit against these revised forecasts. Less than forecasted performance will result in reevaluation of our impairment conclusion at an interim date. Goodwill of $56.9 million was allocated to the hrX reporting unit. A discount rate of 12% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 0.9% or the forecasted revenue growth rate declines by approximately 2% or gross margins as a percentage of revenue decline by approximately 3%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment.

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

Indefinite-lived intangible assets

Page - 31

We have indefinite-lived intangible assets related to our CLP Resources, Spartan Staffing, Staff Management | SMX, and PeopleScout trade names. We test our trade names annually for impairment, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. We performed our annual indefinite-lived intangible asset impairment test as the first day of our second fiscal quarter determined that the estimated fair value exceeded the carrying amount. Accordingly, no impairment loss was recognized.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Page - 32

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2014.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of June 26, 2015, our disclosure controls and procedures are effective.

Effective June 30, 2014, we completed the acquisition of all of the outstanding equity interests of Staffing Solutions Holdings, Inc. ("Seaton"). Accordingly, the acquired assets and liabilities of Seaton are included in our Consolidated Balance Sheet as of June 26, 2015, and the result of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the thirteen weeks ended June 26, 2015. We are currently in the process of evaluating and integrating the controls and systems of Seaton into the Company’s system of internal control over financial reporting.

During the fiscal quarter ended June 26, 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 33

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
See Note 9: Commitments and Contingencies, to our Consolidated Financial Statements found in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Our temporary staffing services employ contingent workers. The wage rates we pay to temporary workers are based on many factors, including government mandated minimum wage requirements, payroll taxes, and benefits. If we are not able to increase the fees charged to customers to absorb any increased costs related to government mandated minimum wages, payroll-related taxes and benefits, our results of operations and financial condition could be adversely affected.
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

Page - 34

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

Page - 35

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
We experience revenue concentration with large customers. The loss of, or reduced demand for our services related to major customers could have a material adverse effect on our business, financial condition, and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of customers.
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

Page - 36

Improper disclosure of, or access to, our confidential and/or proprietary information or our employees' or customers' information could materially harm our business.
Our business involves the use, storage, and transmission of information about applicants, candidates, contingent workers, permanent placements, our employees, and customers. Additionally, our employees may have access or exposure to confidential customer information about applicants, candidates, contingent workers, permanent placements, other employees, and customers. We and our third party vendors have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over sensitive or confidential data and other practices we and our third party vendors follow may not prevent the improper access to, disclosure of, or loss of such information, resulting in increased costs or loss of revenue. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to litigation and materially damage our relationships. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we do business. Our failure to adhere to or successfully implement changes in response to the changing regulatory requirements could result in legal liability, additional compliance costs, and damage to our reputation.
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

Page - 37

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 26, 2015.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
3/28/15 through 4/24/15	2,302	$24.29	—	$35.2 million
4/25/15 through 5/22/15	2,468	$28.64	—	$35.2 million
5/23/15 through 6/26/15	1,033	$29.53	—	$35.2 million
Total	5,803	$27.07	—

(1)
During the thirteen weeks ended June 26, 2015, we purchased 5,803 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. As of June 26, 2015, $35.2 million remains available for repurchase of our common stock under the current authorization.

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

Page - 38

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Steven C. Cooper	8/5/2015
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	8/5/2015
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	8/5/2015
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 39