Form 10-Q
period 2015-09-25
TrueBlue, Inc.
filed 2015-10-26
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 25, 2015
or
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 12, 2015, there were 41,967,937 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	September 25, 2015	December 26, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$23,232	$19,666
Marketable securities	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $6,046 and $7,603	362,016	359,903
Prepaid expenses, deposits and other current assets	18,977	18,778
Income tax receivable	1,977	10,516
Deferred income taxes, net	7,592	5,444
Total current assets	413,794	415,807
Property and equipment, net	55,995	61,392
Restricted cash and investments	181,910	168,426
Goodwill	241,855	241,855
Intangible assets, net	122,241	136,560
Other assets, net	46,117	42,631
Total assets	$1,061,912	$1,066,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$66,903	$50,256
Accrued wages and benefits	80,007	69,692
Current portion of workers' compensation claims reserve	63,885	64,556
Other current liabilities	2,447	2,726
Total current liabilities	213,242	187,230
Workers’ compensation claims reserve, less current portion	188,978	178,283
Long-term debt, less current portion	111,689	199,383
Deferred income taxes, net	15,887	19,768
Other long-term liabilities	14,834	12,673
Total liabilities	544,630	597,337

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,961 and 41,530 shares issued and outstanding	1	1
Accumulated other comprehensive income (loss)	(1,116)	871
Retained earnings	518,397	468,462
Total shareholders’ equity	517,282	469,334
Total liabilities and shareholders’ equity	$1,061,912	$1,066,671
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Revenue from services	$683,918	$633,365	$1,884,947	$1,482,655
Cost of services	515,051	473,766	1,434,278	1,103,914
Gross profit	168,867	159,599	450,669	378,741
Selling, general and administrative expenses	125,117	120,318	354,569	308,654
Depreciation and amortization	10,498	9,719	31,415	20,126
Income from operations	33,252	29,562	64,685	49,961
Interest expense	(933)	(1,140)	(2,980)	(1,725)
Interest and other income	567	731	1,878	2,110
Interest and other income (expense), net	(366)	(409)	(1,102)	385
Income before tax expense	32,886	29,153	63,583	50,346
Income tax expense	12,796	8,243	20,504	11,696
Net income	$20,090	$20,910	$43,079	$38,650

Net income per common share:
Basic	$0.49	$0.51	$1.05	$0.95
Diluted	$0.48	$0.51	$1.04	$0.94

Weighted average shares outstanding:
Basic	41,296	40,793	41,189	40,701
Diluted	41,620	41,038	41,546	40,971

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$(881)	$(1,087)	$(1,706)	$(997)
Unrealized gain (loss) on investments, net of tax	(835)	(81)	(281)	372
Total other comprehensive loss, net of tax	(1,716)	(1,168)	(1,987)	(625)
Comprehensive income	$18,374	$19,742	$41,092	$38,025
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine weeks ended
	September 25, 2015	September 26, 2014
Cash flows from operating activities:
Net income	$43,079	$38,650
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	31,415	20,126
Provision for doubtful accounts	4,483	9,619
Stock-based compensation	8,283	8,902
Deferred income taxes	(6,029)	6,077
Other operating activities	20	(148)
Changes in operating assets and liabilities:
Accounts receivable	(6,597)	(26,391)
Income taxes	9,673	(3,179)
Other assets	(3,685)	(6,510)
Accounts payable and other accrued expenses	17,453	(1,687)
Accrued wages and benefits	10,315	11,373
Workers’ compensation claims reserve	10,024	532
Other liabilities	1,883	2,539
Net cash provided by operating activities	120,317	59,903

Cash flows from investing activities:
Capital expenditures	(12,590)	(10,213)
Acquisition of businesses, net of cash acquired	—	(307,972)
Purchases of marketable securities	—	(25,057)
Sales and maturities of marketable securities	1,500	43,917
Change in restricted cash and cash equivalents	13,070	10,020
Purchases of restricted investments	(38,818)	(18,196)
Maturities of restricted investments	11,047	10,588
Net cash used in investing activities	(25,791)	(296,913)

Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	1,164	1,673
Common stock repurchases for taxes upon vesting of restricted stock	(3,725)	(3,021)
Net change in revolving credit facility	(85,994)	146,994
Payments on debt and other liabilities	(1,700)	(1,700)
Other	1,134	1,242
Net cash provided by (used in) financing activities	(89,121)	145,188
Effect of exchange rate changes on cash and cash equivalents	(1,839)	(937)
Net change in cash and cash equivalents	3,566	(92,759)
CASH AND CASH EQUIVALENTS, beginning of period	19,666	122,003
CASH AND CASH EQUIVALENTS, end of period	$23,232	$29,244
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2014. The results of operations for the thirty-nine weeks ended September 25, 2015 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Recently issued accounting pronouncements not yet adopted

In September 2015, the Financial Accounting Standards Board ("FASB") issued a new accounting standard intended to simplify the accounting for measurement period adjustments in a business combination. The standard requires that the acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period when the adjustment is determined. The new standard also requires the acquirer to disclose in the same reporting period the effect on earnings as a result of the change as if the adjustment were made at the acquisition date. This guidance is effective for annual periods beginning after December 15, 2015 (Q1 2016 for TrueBlue). TrueBlue plans to adopt the new standard on the effective date. This standard is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued a new accounting standard intended to simplify the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. This guidance is effective for annual periods beginning after December 15, 2015 (Q1 2016 for TrueBlue), including interim periods within those annual periods, and must be applied on a retrospective basis. TrueBlue plans to adopt the new standard on the effective date. This standard is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued a new accounting standard designed to assist customers in their determination of whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (Q1 2016 for TrueBlue). The new standard may be applied retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. TrueBlue plans to adopt the new standard prospectively on the effective date. This standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that sets forth a five-step revenue recognition model, which supersedes current revenue recognition guidance, including industry-specific revenue recognition guidance. The underlying principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard provides two methods of initial adoption: retrospective for all periods presented, or through a cumulative adjustment in the year of adoption. On July 9, 2015, the FASB approved a one year deferral of the effective date of the standard. The new effective date is for annual periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), including interim periods within those annual

Page - 6

Notes to Consolidated Financial Statements—(Continued)

periods. We have not yet determined which method of adoption will be applied and are currently evaluating the impact that this standard will have on our consolidated financial statements.

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
The following tables present the fair value and hierarchy for our financial assets (in thousands):

	September 25, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$23,232	$23,232	$23,232	$—	$—
Restricted cash and cash equivalents (1)	53,944	53,944	53,944	—	—
Other restricted assets (2)	11,647	11,647	11,647	—	—
Restricted investments classified as held-to-maturity	116,319	117,519	—	117,519	—

	December 26, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$19,666	$19,666	$19,666	$—	$—
Marketable securities classified as available-for-sale (3)	1,500	1,500	—	1,500
Restricted cash and cash equivalents (1)	68,359	68,359	68,359	—	—
Other restricted assets (2)	9,972	9,972	9,972	—	—
Restricted investments classified as held-to-maturity	90,095	91,066	—	91,066	—

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

(3)	At September 25, 2015, we held no marketable securities. At December 26, 2014, all of our marketable securities, which consisted of CDs, had stated maturities of less than one year.

Page - 7

Notes to Consolidated Financial Statements—(Continued)

NOTE 3:	MARKETABLE SECURITIES
We held no marketable securities as of September 25, 2015. Gross unrealized gains and losses were de minimis for the thirteen and thirty-nine weeks ended September 25, 2015.
As of December 26, 2014, the amortized cost and fair value of our marketable securities, which were all CDs with stated maturities of less than one year, were $1.5 million. Gross unrealized gains and losses were de minimis for the thirteen and thirty-nine weeks ended September 26, 2014.

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
The following is a summary of our restricted cash and investments (in thousands):

	September 25, 2015	December 26, 2014
Cash collateral held by insurance carriers	$22,717	$22,639
Cash and cash equivalents held in Trust	31,227	43,856
Investments held in Trust	116,319	90,095
Other (1)	11,647	11,836
Total restricted cash and investments	$181,910	$168,426

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	September 25, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$62,289	$918	$(19)	$63,188
Corporate debt securities	44,978	284	(81)	45,181
Asset-backed securities	9,052	107	(9)	9,150
	$116,319	$1,309	$(109)	$117,519

	December 26, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$52,406	$882	$(92)	$53,196
Corporate debt securities	27,715	179	(144)	27,750
Asset-backed securities	9,974	157	(11)	10,120
	$90,095	$1,218	$(247)	$91,066

Page - 8

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	September 25, 2015
	Amortized Cost	Fair Value
Due in one year or less	$10,503	$10,577
Due after one year through five years	62,654	63,118
Due after five years through ten years	43,162	43,824
	$116,319	$117,519
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

NOTE 5:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in thousands):

	September 25, 2015	December 26, 2014
Buildings and land	$31,558	$30,381
Computers and software	125,074	115,419
Furniture and equipment	11,641	11,690
Construction in progress	3,622	5,415
	171,895	162,905
Less accumulated depreciation	(115,900)	(101,513)
	$55,995	$61,392
Capitalized software costs, net of accumulated depreciation, were $25.3 million and $30.2 million as of September 25, 2015 and December 26, 2014, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally-developed software.

Depreciation expense of property and equipment totaled $5.9 million and $5.1 million for the thirteen weeks ended September 25, 2015 and September 26, 2014, respectively. Depreciation expense of property and equipment totaled $17.1 million and $12.5 million for the thirty-nine weeks ended September 25, 2015 and September 26, 2014, respectively.

NOTE 6:	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table reflects goodwill at September 25, 2015 and December 26, 2014 (in thousands):

	Staffing Services	Managed Services	Unallocated Goodwill	Total Company
Balance at December 26, 2014
Goodwill before impairment	$128,449	$—	$159,616	$288,065
Accumulated impairment loss	(46,210)	—	—	(46,210)
Goodwill, net	82,239	—	159,616	241,855

Allocated goodwill	42,730	116,886	(159,616)	—

Balance at September 25, 2015
Goodwill before impairment	171,179	116,886	—	288,065
Accumulated impairment loss	(46,210)	—	—	(46,210)
Goodwill, net	$124,969	$116,886	$—	$241,855

Page - 9

Notes to Consolidated Financial Statements—(Continued)

Effective June 30, 2014, we acquired Staffing Solutions Holdings, Inc. ("Seaton"). The goodwill associated with the acquisition has been allocated to our reportable segments. For additional information regarding our segments see Note 16: Segment Information.
Intangible assets
The following table presents our purchased finite-lived intangible assets (in thousands):

	September 25, 2015			December 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships	$123,940	$(33,121)	$90,819	$123,940	$(22,195)	$101,745
Trade names/trademarks	4,422	(3,313)	1,109	4,422	(2,878)	1,544
Non-compete agreements	1,800	(1,087)	713	1,800	(817)	983
Technologies	18,300	(4,900)	13,400	18,300	(2,212)	16,088
Total finite-lived intangible assets	$148,462	$(42,421)	$106,041	$148,462	$(28,102)	$120,360

(1)	Excludes assets that are fully amortized.

Amortization expense of our finite-lived intangible assets was $4.6 million for the thirteen weeks ended September 25, 2015 and September 26, 2014. Amortization expense of our finite-lived intangible assets was $14.3 million and $7.6 million for the thirty-nine weeks ended September 25, 2015 and September 26, 2014, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of September 25, 2015 (in thousands):

Remainder of 2015	$4,593
2016	18,186
2017	16,157
2018	14,638
2019	12,017
Thereafter	40,450
Total future amortization	$106,041
We also held indefinite-lived trade names/trademarks of $16.2 million as of September 25, 2015 and December 26, 2014.
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.6% and 1.7% at September 25, 2015 and December 26, 2014, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years at September 25, 2015.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

The table below presents a reconciliation of the undiscounted workers’ compensation claims reserve to the discounted workers' compensation reserve for the periods presented as follows (in thousands):

	September 25, 2015	December 26, 2014
Undiscounted workers’ compensation reserve	$267,251	$256,220
Less discount on workers' compensation reserve	14,388	13,381
Workers' compensation reserve, net of discount	252,863	242,839
Less current portion	63,885	64,556
Long-term portion	$188,978	$178,283
Payments made against self-insured claims were $51.8 million and $44.8 million for the thirty-nine weeks ended September 25, 2015 and September 26, 2014, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims was $46.7 million and $42.6 million as of September 25, 2015 and December 26, 2014, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $42.8 million and $38.7 million as of September 25, 2015 and December 26, 2014, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
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
Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses. Workers’ compensation expense of $24.7 million and $21.6 million was recorded in Cost of services for the thirteen weeks ended September 25, 2015 and September 26, 2014, respectively. Workers’ compensation expense of $69.1 million and $55.1 million was recorded in Cost of services for the thirty-nine weeks ended September 25, 2015 and September 26, 2014, respectively.

NOTE 8:	LONG-TERM DEBT

The components of our borrowings were as follows (in thousands):

	September 25, 2015	December 26, 2014
Revolving Credit Facility	$86,000	$171,994
Term Loan	27,956	29,656
Total debt	113,956	201,650
Less current portion	2,267	2,267
Long-term debt, less current portion	$111,689	$199,383

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

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending limit is $17.4 million, and is reduced quarterly by $0.4 million. As of September 25, 2015, the Tacoma headquarters office building liquidation value totaled $15.7 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves, if deemed applicable. Each borrowing has a stated maturity of 90 days or less. At September 25, 2015, $291.5 million was available under the Revolving Credit Facility, $86.0 million was utilized as a draw on the facility, and $4.5 million was utilized by outstanding standby letters of credit, leaving $201.0 million available for additional borrowings. The letters of credit collateralize a portion of our workers' compensation obligation.

The Revolving Credit Facility requires that we maintain an excess liquidity of $37.5 million. Excess liquidity is an amount equal to the unused borrowing capacity under the Revolving Credit Facility plus certain unrestricted cash, cash equivalents, and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. The additional amount available to borrow at September 25, 2015 was $201.0 million and the amount of cash and cash equivalents under control agreements was $24.6 million, for a total of $225.6 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. At September 25, 2015, the applicable spread on LIBOR was 1.50% and the applicable spread on the base rate was 0.5%. As of September 25, 2015, the weighted average interest rate on outstanding borrowings was 1.79%.

A fee of 0.375% is applied against the Revolving Credit Facility's unused borrowing capacity when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by a pledge of substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Revolving Credit Facility has variable rate interest and approximates fair value as of September 25, 2015 and December 26, 2014.
Term loan agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (“Term Loan”) with Synovus Bank in the principal amount of $34.0 million. The Term Loan has a five-year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Term Loan by five consecutive one-year extensions. At September 25, 2015, the interest rate for the Term Loan was 1.70%.
At September 25, 2015 and December 26, 2014, the remaining balance of the Term Loan was $28.0 million and $29.7 million, respectively, of which $2.3 million is current and is included in Other current liabilities on our Consolidated Balance Sheets. The Term Loan has variable rate interest and approximates fair value as of September 25, 2015 and December 26, 2014.
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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	September 25, 2015	December 26, 2014
Cash collateral held by insurance carriers	$22,217	$22,639
Cash and cash equivalents held in Trust	31,227	43,856
Investments held in Trust	116,319	90,095
Letters of credit (1)	4,240	6,513
Surety bonds (2)	16,971	16,861
Total collateral commitments	$190,974	$179,964

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Page - 13

Notes to Consolidated Financial Statements—(Continued)

Restricted and unrestricted stock awards and performance share units activity for the thirty-nine weeks ended September 25, 2015, was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,547	$20.03
Granted	498	$22.25
Vested	(582)	$18.06
Forfeited	(274)	$15.17
Non-vested at the end of the period	1,189	$22.32
As of September 25, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $11.0 million, which is estimated to be recognized over a weighted average period of 1.69 years. As of September 25, 2015, total unrecognized stock-based compensation expense related to performance share units was approximately $3.8 million, which is estimated to be recognized over a weighted average period of 1.72 years.
Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven years from the date of grant. Stock option activity was de minimis for the thirty-nine weeks ended September 25, 2015.
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

During the thirty-nine weeks ended September 25, 2015 and September 26, 2014, participants purchased approximately 49,000 and 45,000 shares from the plan, respectively, for cash proceeds of $1.0 million each period.
Stock-based compensation expense
Total stock-based compensation expense, which is included in Selling, general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Income, was $2.5 million and $3.9 million for the thirteen weeks ended September 25, 2015 and September 26, 2014, respectively, and $8.3 million and $8.9 million for the thirty-nine weeks ended September 25, 2015 and September 26, 2014, respectively.

NOTE 11:	DEFINED CONTRIBUTION PLANS

We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $12.2 million and $10.1 million as of September 25, 2015 and December 26, 2014, respectively. The current and non-current portion of the deferred compensation liability is included in Other current liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheets, and is largely offset by restricted investments recorded in Restricted cash and investments on our Consolidated Balance Sheets.

Page - 14

Notes to Consolidated Financial Statements—(Continued)

NOTE 12:	INCOME TAXES

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, audit developments, changes in law, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. Except as required under U.S. tax law, we do not provide for U.S. taxes on undistributed earnings of our foreign subsidiaries since we consider those earnings to be permanently invested outside of the U.S.

Our effective tax rate on earnings for the thirty-nine weeks ended September 25, 2015 was 32.2%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 32.2% results from federal and state job credits earned in 2015 for prior year hires. These job credits include the federal Work Opportunity Tax Credit ("WOTC") and the California Enterprise Zone Tax Credit. We generated substantially more prior year credits in 2015 because the federal WOTC application due date was extended to April 30, 2015 for 2014 hires, and more workers with higher credits were certified than expected. These factors generated additional tax benefits of approximately $3.7 million, which were recognized as of September 25, 2015. This tax credit benefit decreased our effective tax rate on income for the thirty-nine weeks ended September 25, 2015 from our expected 2015 rate of 38.1% to 32.2%. WOTC expired and has not been renewed by Congress for 2015 new hires. Other differences between the statutory federal income tax rate of 35.0% and our effective tax rate of 32.2% result from state and foreign income taxes and certain non-deductible expenses.

Our effective tax rate on earnings for the thirty-nine weeks ended September 26, 2014, was 23.2%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 23.2%, results from the Work Opportunity Tax Credit ("WOTC") earned in 2014 for prior year hires. We generated substantially more prior year credits because more veterans with higher credits were certified than expected, our qualified workers worked longer, generating more credits than expected, and many states processed a backlog of credit applications with higher than expected certification rates. These factors generated additional WOTC benefits of approximately $8 million, which were recognized as of September 26, 2014. This tax credit benefit decreased our effective tax rate on income for the thirty-nine weeks ended September 26, 2014 from our expected 2014 rate of 38.9% to 23.2%. Other differences between the statutory federal income tax rate of 35.0% result from state and foreign income taxes and certain non-deductible expenses.
As of September 25, 2015 and December 26, 2014, we had gross unrecognized tax benefits of $2.1 million and $2.0 million, respectively, recorded in accordance with current accounting guidance on uncertain tax positions.

NOTE 13:	NET INCOME PER SHARE
Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net income	$20,090	$20,910	$43,079	$38,650

Weighted average number of common shares used in basic net income per common share	41,296	40,793	41,189	40,701
Dilutive effect of outstanding stock options and non-vested restricted stock	324	245	357	270
Weighted average number of common shares used in diluted net income per common share	41,620	41,038	41,546	40,971
Net income per common share:
Basic	$0.49	$0.51	$1.05	$0.95
Diluted	$0.48	$0.51	$1.04	$0.94

Anti-dilutive shares	91	97	227	35

Page - 15

Notes to Consolidated Financial Statements—(Continued)

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding stock options, vested and non-vested restricted stock, performance share units, and shares issued under the employee stock purchase plan, except where their inclusion would be anti-dilutive.
Anti-dilutive shares include non-vested restricted stock, performance share units, and outstanding stock options for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented. Anti-dilutive shares associated with our stock options relate to those stock options with an exercise price higher than the average market value of our stock during the periods presented.

NOTE 14:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive loss is reflected as a net decrease to shareholders’ equity. Changes in the balance of each component of accumulated other comprehensive income (loss) during the thirty-nine weeks ended September 25, 2015 were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments (1)	Total other comprehensive income (loss), net of tax
Balance at beginning of period	$848	$23	$871
Current-period other comprehensive loss (2)	(1,706)	(281)	(1,987)
Balance at end of period	$(858)	$(258)	$(1,116)

(1)	Consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

(2)	The tax impact on foreign currency translation adjustment and unrealized gain on marketable securities was de minimis for the period ended September 25, 2015.

There were no material reclassifications out of accumulated other comprehensive loss during the fiscal period presented.

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Thirty-nine weeks ended
	September 25, 2015	September 26, 2014
Cash paid during the period for:
Interest	$2,651	$951
Income taxes	$16,401	$10,653
As of September 25, 2015 and September 26, 2014 we had acquired $0.2 million and $1.0 million, respectively, of property, plant and equipment on account that was not yet paid. These are considered non-cash investing items.

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

Page - 16

Notes to Consolidated Financial Statements—(Continued)

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

We have two measures of segment performance: revenue from services and income from operations. Income from operations for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Costs excluded from segment income from operations include various corporate general and administrative expenses, depreciation and amortization expense, interest and other income (expense), and income taxes. Asset information by reportable segment is not presented, since we do not manage our segments on a balance sheet basis. There are no material internal revenue transactions between our reporting segments.

Revenue from services and income from operations associated with our segments were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Revenue from services
Staffing Services	$656,619	$608,543	$1,807,434	$1,457,833
Managed Services	27,299	24,822	77,513	24,822
Total Company	$683,918	$633,365	$1,884,947	$1,482,655

Income from operations
Staffing Services	$50,290	$45,698	$113,353	$93,438
Managed Services	3,175	3,723	10,979	3,723
Depreciation and amortization	(10,498)	(9,719)	(31,415)	(20,126)
Corporate unallocated	(9,715)	(10,140)	(28,232)	(27,074)
Total Company	33,252	29,562	64,685	49,961
Interest and other income (expense), net	(366)	(409)	(1,102)	385
Income before tax expense	$32,886	$29,153	$63,583	$50,346

Our segment revenue and income from operations for the thirty-nine weeks ended September 26, 2014 include Seaton's results from the acquisition date of June 30, 2014, the first business day of our third quarter, through September 26, 2014. As a result, our segment results for the thirty-nine weeks ended September 25, 2015 are not comparative to the prior period amounts.

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
Our year over year quarterly trends include the acquisition of Seaton which was completed effective June 30, 2014, the first business day of the third quarter in 2014. The acquisition of Seaton added full service lines for on-premise temporary staffing for large scale exclusive sourcing, screening, recruitment, and management of a customer's on-premise contingent labor workforce, recruitment process outsourcing for high-volume sourcing, screening, and recruiting of permanent employees for all major industries and jobs, and managed service provider solution which provides customers with improved quality and spend management of their contingent labor vendors. The Seaton acquisition added new services and capabilities to better meet our objective of providing our customers with the talent and flexible workforce solutions they need to enhance their business performance. The performance of the Seaton acquisition in the first year of operations has delivered on our expectations for revenue and income from operations and continues to deliver organic revenue growth.
Revenue grew to $683.9 million for the thirteen weeks ended September 25, 2015, an 8.0% increase compared to the same period in the prior year. The increase in revenue was driven by widespread improvement across most of our service lines, geographies, and the industries we serve. The manufacturing industry continues to face a challenging export market. The construction industry saw considerable growth driven by improving momentum in both residential and commercial construction as well as green energy projects. The widespread improvement to our revenue growth trends was fueled by improving trends with small to medium sized

Page - 18

customers and continued growth with our national customers. The demand for our specialized workforce solutions remains strong as labor markets continue to tighten and our customers need our specialized solutions to find talent.
Gross profit as a percentage of revenue for the thirteen weeks ended September 25, 2015 was 24.7% compared to 25.2% for the same period in the prior year. The decrease in gross margin was primarily due to revenue mix changes together with unfavorable trends for workers' compensation and other payroll related costs of approximately 0.2%.

Selling, general and administrative ("SG&A") increased by $4.8 million to $125.1 million for the thirteen weeks ended September 25, 2015 compared to the same period in 2014. The prior year included $2.3 million of costs for the integration of Seaton. Excluding those non-recurring integration costs, SG&A increased by $7.1 million. The increase is primarily related to variable costs related to organic revenue growth and investments made in start-up costs for on-site customers and new recruitment process outsourcing customers. The benefit of those investments will be fully realized in 2016.
SG&A expenses as a percentage of revenue decreased to 18.3% for the thirteen weeks ended September 25, 2015 from 19.0% for the same period in 2014. The decline was driven by disciplined cost management and operating leverage.
Income from operations grew to $33.3 million for the thirteen weeks ended September 25, 2015, or an increase of 12.5%, compared to $29.6 million for the same period in 2014. The improved performance reflects solid revenue growth, disciplined pricing, effective cost control, and operating leverage.
Net income decreased to $20.1 million, or $0.48 per diluted share, for the thirteen weeks ended September 25, 2015, compared to $20.9 million, or $0.51 per diluted share, for the same period in 2014. The decline is in large part due to changes to our income taxes. Our effective tax rate on earnings for the thirteen weeks ended September 25, 2015 was 38.9%, compared to 28.3% for the same period in 2014 due primarily to the fact that the Work Opportunity Tax Credit ("WOTC") program has not been renewed for 2015 new hires.
We believe we are in a strong financial position to fund working capital needs for growth opportunities. As of September 25, 2015, we had cash and cash equivalents of $23.2 million and $201.0 million available under the Revolving Credit Facility.
RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Revenue from services	$683,918	$633,365	$1,884,947	$1,482,655
Total revenue growth %	8.0%	40.4%	27.1%	21.5%

Gross profit	$168,867	$159,599	$450,669	$378,741
Gross profit as a % of revenue	24.7%	25.2%	23.9%	25.5%

Selling, general and administrative expenses	$125,117	$120,318	$354,569	$308,654
Selling, general and administrative expenses as a % of revenue	18.3%	19.0%	18.8%	20.8%

Depreciation and amortization	$10,498	$9,719	$31,415	$20,126
Depreciation and amortization as a % of revenue	1.5%	1.5%	1.7%	1.4%

Income from operations	$33,252	$29,562	$64,685	$49,961
Income from operations as a % of revenue	4.9%	4.7%	3.4%	3.4%

Interest and other income (expense), net	$(366)	$(409)	$(1,102)	$385

Net income	$20,090	$20,910	$43,079	$38,650
Net income per diluted share	$0.48	$0.51	$1.04	$0.94

Page - 19

Our year-over-year trends for the thirty-nine weeks ended September 25, 2015 compared to the same period in the prior year are significantly impacted by the acquisition of Seaton. Seaton was acquired effective the first day of our fiscal third quarter in 2014 and accordingly is included in only thirteen of the thirty-nine weeks ended September 26, 2014, as compared to the entire thirty-nine weeks ended September 25, 2015. The Seaton acquisition added new services and capabilities to better meet our objective of providing our customers with the talent and flexible workforce solutions they need to enhance their business performance. These service lines have dedicated customer on-site and virtual teams which leverage highly centralized support services for recruiting and delivering services to meet the specialized needs of each customer. These service lines do not operate a branch network and accordingly operate more flexible service lines. The performance of the Seaton acquisition in the first year of operations has delivered on our expectations for revenue and income from operations and continues to deliver organic revenue growth.
Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Revenue from services	$683,918	$633,365	$1,884,947	$1,482,655
Total revenue growth %	8.0%	40.4%	27.1%	21.5%
Revenue grew to $683.9 million for the thirteen weeks ended September 25, 2015, an 8.0% increase compared to the same period in the prior year. The increase in revenue was driven by widespread improvement across most of our service lines, geographies and the industries we serve. The domestic manufacturing industry continues to face challenges from foreign competition. The construction industry saw considerable growth driven by improving momentum in both residential and commercial construction as well as green energy projects. The broad-based improvement was fueled by improving trends with small to medium sized customers and continued growth with our national customers. The demand for our specialized workforce solutions remains strong as labor markets continue to tighten and our customers need our specialized solutions to find talent.
Organic revenue growth has progressively improved during the course of the current year and significantly increased during the thirteen weeks ended September 25, 2015. Year-over-year organic growth for the first, second and third quarters of fiscal 2015 were 0.4%, 1.4%, and 8.0%, respectively. We are seeing success with our focus on generating strong organic growth by making it easier for our customers to access reliable workers and for our workers to access work opportunities. Additionally, we are improving the productivity of our customers with temporary workforce solutions which are specialized and tailored to their needs. Furthermore, we continue to make substantial investments in technology solutions that will improve both the customer and worker experience as well as our business efficiency.
Revenue grew to $1,884.9 million for the thirty-nine weeks ended September 25, 2015, a 27.1% increase compared to the same period in the prior year. The increase was primarily due to the acquisition of Seaton, which accounted for 24.7% of the increase. Seaton was acquired effective the first day of our fiscal third quarter in 2014 and accordingly is included in only thirteen of the thirty-nine weeks ended September 26, 2014, as compared to the entire thirty-nine weeks ended September 25, 2015. Excluding Seaton, revenue grew 2.4% compared to the same period in the prior year.
Gross profit
Gross profit was as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Gross profit	$168,867	$159,599	$450,669	$378,741
Percentage of revenue	24.7%	25.2%	23.9%	25.5%

Gross profit represents revenue from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation costs, and reimbursable costs.
Gross profit as a percentage of revenue for the thirteen weeks ended September 25, 2015 was 24.7% compared to 25.2% for the same period in the prior year, or a decline of 0.5%. The decrease in gross margin was primarily due to revenue mix changes together with unfavorable trends for workers' compensation and other payroll related costs of approximately 0.2%.

Page - 20

Gross profit as a percentage of revenue for the thirty-nine weeks ended September 25, 2015 was 23.9% compared to 25.5% for the same period in the prior year for a decline of 1.6 percentage points of revenue. The impact of Seaton on our blended rate is a decline of approximately 1.2 percentage points of revenue. The remaining decline was due to revenue mix changes together with unfavorable trends for workers' compensation and other payroll related costs.
Workers’ compensation expense as a percentage of revenue was 3.6% and 3.7% for the thirteen and thirty-nine weeks ended September 25, 2015, respectively, compared to 3.4%, and 3.7% for the same periods in the prior year. We actively manage the safety of our temporary workers with our safety programs and control increasing costs with our network of workers' compensation service providers. These activities have had a positive impact of creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers' compensation liabilities are dependent on our ability to continue to lower accident rates and costs of our claims. However, in line with our expectations we are experiencing diminishing favorable adjustments to our workers' compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses were as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Selling, general and administrative expenses	$125,117	$120,318	$354,569	$308,654
Percentage of revenue	18.3%	19.0%	18.8%	20.8%

SG&A spending increased by $4.8 million to $125.1 million for the thirteen weeks ended September 25, 2015 compared to the same period in 2014. The prior year included $2.3 million of non-recurring costs for the integration of Seaton. Excluding those non-recurring integration costs, SG&A increased by $7.1 million.The increase is primarily related to variable costs related to organic revenue growth and investments made in start-up costs for on-site customers and new recruitment process outsourcing customers. The benefit of those investments will be fully realized in 2016.
SG&A expenses as a percentage of revenue decreased to 18.3% for the thirteen weeks ended September 25, 2015 from 19.0% for the same period in 2014. The decline was driven by disciplined cost management and operating leverage.
SG&A spending increased by $45.9 million to $354.6 million for the thirty-nine weeks ended September 25, 2015 compared to the same period in 2014. The increase is primarily related to the acquired operations of Seaton, which accounted for approximately $47.4 million. Seaton was acquired effective the first day of our fiscal third quarter in 2014 and accordingly is included in only thirteen of the thirty-nine weeks ended September 26, 2014, as compared to the entire thirty-nine weeks ended September 25, 2015. SG&A expenses as a percentage of revenue decreased to 18.8% for the thirty-nine weeks ended September 25, 2015 from 20.8% for the same period in 2014 primarily due to Seaton's lower cost of doing business as a percent of sales. The acquired service lines offer workforce solutions as an integrated partner with our customers, which are delivered through highly centralized operations in Chicago, Illinois with support from on-site and virtual employee teams. We do not operate a branch network to service these customers, and accordingly these services utilize a more flexible centralized support structure resulting in lower SG&A as a percent of sales. The decline was also due to a decrease within the legacy TrueBlue operations driven by disciplined cost management and operating leverage.
Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Depreciation and amortization	$10,498	$9,719	$31,415	$20,126
Percentage of revenue	1.5%	1.5%	1.7%	1.4%
Depreciation and amortization expense was flat for the thirteen weeks ended September 25, 2015 compared to the same period in 2014. For the thirty-nine weeks ended September 25, 2015, depreciation and amortization expense increased $11.3 million primarily due to the amortization of intangible assets acquired in connection with the Seaton acquisition of $10.5 million and the depreciation

Page - 21

of the fair value of acquired tangible assets. We continue to make significant investments in projects that are designed to further improve our efficiency and effectiveness in recruiting, retaining our temporary workers, and attracting and retaining our customers.
Interest and other income (expense), net
Interest and other income (expense), net was as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Interest and other income (expense), net	$(366)	$(409)	$(1,102)	$385
Net interest expense for the thirteen weeks ended September 25, 2015 slightly decreased over the same period in 2014 primarily due to a decrease in our Revolving Credit Facility to $86.0 million at September 25, 2015 compared to $147.0 million at September 24, 2014. Net interest expense for the thirty-nine weeks ended September 25, 2015 was $1.1 million compared to net interest income of $0.4 million over the same period in 2014. The increase in interest expense is primarily due to the use of our Revolving Credit Facility to acquire Seaton at the beginning of the third quarter in 2014.
Income taxes
The income tax expense and the effective income tax rate were as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Income tax expense	$12,796	$8,243	$20,504	$11,696
Effective income tax rate	38.9%	28.3%	32.2%	23.2%

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, audit developments, changes in law, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. Except as required under U.S. tax law, we do not provide for U.S. taxes on undistributed earnings of our foreign subsidiaries since we consider those earnings to be permanently invested outside of the U.S.

Our effective tax rate on earnings for the thirteen and thirty-nine weeks ended September 25, 2015 was 38.9% and 32.2%, respectively, compared to 28.3% and 23.2%, for the same periods in 2014, respectively. During the thirty-nine weeks ended September 25, 2015 we recognized $3.7 million of discrete tax benefits from prior year federal and state hiring credits. These hiring credits include the federal Work Opportunity Tax Credit ("WOTC") and the California Enterprise Zone Tax Credit (“EZTC”). Both the federal WOTC and the California EZTC have expired and do not apply to 2015 hires. However, both have generated trailing credits related to 2015 wages of certified workers hired prior to 2015.

Changes to our effective tax rate as a result of hiring credits were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Effective income tax rate without hiring credits	40.9%	40.5%	40.1%	41.2%
Hiring credits estimate from current year wages	(2.0)	(2.3)	(2.0)	(2.3)
Effective income tax rate before prior year adjustments	38.9	38.2	38.1	38.9
Additional hiring credits from prior year wages	—	(9.9)	(5.9)	(15.7)
Effective income tax rate with hiring credits	38.9%	28.3%	32.2%	23.2%

Segment results

Page - 22

In the fourth quarter of 2014, we changed our organizational structure as a result of our acquisition of Seaton on June 30, 2014. Legacy TrueBlue operated within the overall staffing industry providing contingent, industrial labor to customers, which we aggregated into one reportable segment in accordance with U.S. GAAP. The acquisition of Seaton added a full service line providing contingent, industrial labor through an on-premise operation located at the customer's place of business. On-premise staffing is large scale exclusive sourcing, screening, recruitment, and management of a contingent labor workforce. This service line is an operating segment which is aggregated with the Legacy TrueBlue operations and reported as Staffing Services.

The acquisition of Seaton also added complementary outsourced service offerings in recruitment process outsourcing and managed service provider solutions. Recruitment process outsourcing is high-volume sourcing, screening and recruitment of permanent employees for all major industries and jobs. Managed service provider solutions provide customers with improved quality and spend management of their contingent labor vendors. The complementary service lines are operating segments which are aggregated and reported as Managed Services.

Page - 23

Revenue from services and income from operations associated with our segments were as follows (in thousands, except percentages):

	Thirteen weeks ended				Thirty-nine weeks ended
	September 25, 2015		September 26, 2014		September 25, 2015		September 26, 2014
Revenue from services		Revenue growth %		Revenue growth %		Revenue growth %	(1)	Revenue growth %
Staffing Services	$656,619	7.9%	$608,543	34.9%	$1,807,434	24.0%	$1,457,833	19.5%
Managed Services	27,299	10.0%	24,822		77,513	212.3%	24,822
Total Company	$683,918	8.0%	$633,365	40.4%	$1,884,947	27.1%	$1,482,655	21.5%

Income from operations		% of revenue		% of revenue		% of revenue		% of revenue
Staffing Services	$50,290	7.7%	$45,698	7.5%	$113,353	6.3%	$93,438	6.4%
Managed Services	3,175	11.6%	3,723	15.0%	10,979	14.2%	3,723	15.0%
Depreciation and amortization	(10,498)		(9,719)		(31,415)		(20,126)
Corporate unallocated	(9,715)		(10,140)		(28,232)		(27,074)
Total Company	33,252	4.9%	29,562	4.7%	64,685	3.4%	49,961	3.4%
Interest and other income (expense), net	(366)		(409)		(1,102)		385
Income before tax expense	$32,886		$29,153		$63,583		$50,346

(1)
Our segment revenue and income from operations for the thirty-nine weeks ended September 26, 2014 include Seaton's results from the acquisition date of June 30, 2014, the first business day of our third quarter, through September 26, 2014. As a result, our segment results for the thirty-nine weeks ended September 25, 2015 are not comparative to the prior period amounts.

Revenue from services
Staffing Services revenue grew to $656.6 million, a 7.9% increase, and Managed Services revenue grew to $27.3 million, a 10.0% increase, for the thirteen weeks ended September 25, 2015, compared to the same period in the prior year. The increase in Staffing Services revenue was driven by widespread improvement across most of our service lines, geographies and the industries we serve. The manufacturing industry continues to face a challenging export market. The construction industry saw considerable growth driven by improving momentum in both residential and commercial construction as well as green energy projects. The widespread improvement was fueled by improving trends with small to medium sized customers and continued growth with our national customers. The demand for our specialized workforce solutions remains strong as labor markets continue to tighten and our customers need our specialized solutions to find talent. The Managed Services revenue growth was driven by increased demand for our services in a tightening labor market and serving our customers to acquire new talent. Additionally, we are winning new customers from our pipeline of opportunities which remains strong.
Income from operations
For the thirteen weeks ended September 25, 2015, Staffing Services income from operations was $50.3 million or 7.7% of revenue, up 200 basis points compared to the same period in prior year. The improved performance reflects solid revenue growth, disciplined pricing, effective cost control, and operating leverage.
Managed Services income from operations was $3.2 million or 11.6% of revenue compared to $3.7 million or 15.0% of revenue for the same period in the prior year. The decrease was primarily due to investments made in start-up costs for new recruitment process outsourcing customers.

Page - 24

Future outlook
The following highlights represent our expectations regarding operating trends for the remainder of fiscal year 2015. These trends are expected to continue in fiscal year 2016. These expectations are subject to revision as our business changes with the overall economy.

•
Our top priority remains to produce strong organic revenue and gross profit growth, and leverage our cost structure to generate increasing operating income as a percentage of revenue. The acquisition of Seaton provided new opportunities to leverage technology and best practice processes in centralized, high-volume, and rapid recruitment of quality workers which are deployed to customers with multi-location demand for temporary staffing. These centralized capabilities when combined with our local presence will continue to provide opportunities to accelerate staffing services growth.

•
The acquisition of Seaton added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance. PeopleScout is a recognized industry leader of recruitment process outsourcing services, which are in the early stages of their adoption cycles. We expect continued growth with a differentiated service that leverages innovative technology for high-volume scalable sourcing and dedicated client service teams for connecting the best talent to work opportunity, reducing the cost of hiring, and delivering a better outcome for the customer.

•
Acquisitions are a key element of our growth strategy. We have a proven track record of successfully acquiring and integrating companies and believe we have a strong business competence to continue to do so.

•
We are committed to technology innovation that makes it easier for our customers to do business with us and easier to connect people to work. We are making significant investments in online and mobile applications to improve access, speed, and ease of connecting our customers and workers. We will continue to invest in technology which increases our sustainability, scalability, and agility. These investments improve the efficiency and effectiveness of delivering our service and are reducing our dependence on local branches to process workers. Additionally, these investments advance our ability to centralize high-volume activities, which have increased the reliability of our service delivery and allowed our field personnel to focus on matching the customer's needs with the best solution to enhance their performance.

LIQUIDITY AND CAPITAL RESOURCES
The following discussion highlights our cash flow activities for the thirty-nine weeks ended September 25, 2015 and September 26, 2014.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 25, 2015	September 26, 2014
Net income	$43,079	$38,650
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	31,415	20,126
Provision for doubtful accounts	4,483	9,619
Stock-based compensation	8,283	8,902
Deferred income taxes	(6,029)	6,077
Other operating activities	20	(148)
Changes in operating assets and liabilities:
Accounts receivable	(6,597)	(26,391)
Income taxes	9,673	(3,179)
Accounts payable and other accrued expenses	17,453	(1,687)
Accrued wages and benefits	10,315	11,373
Workers' compensation claims reserve	10,024	532
Other assets and liabilities	(1,802)	(3,971)
Net cash provided by operating activities	$120,317	$59,903

Page - 25

Net cash provided by operating activities was $120.3 million for the thirty-nine weeks ended September 25, 2015, compared to $59.9 million for the same period in 2014.  As a result of the Seaton acquisition, cash provided by operating activities increased $29.1 million in the thirty-nine weeks ended September 25, 2015 compared with the same period in 2014.

•	Net income of $43.1 million increased over 2014 due to a combination of the acquisition of Seaton and improved profitability of the legacy TrueBlue business.

•
Depreciation and amortization increased over 2014 by $11.3 million primarily due to the amortization of acquired finite-lived intangible assets in connection with the acquisition of Seaton on the first day of our third quarter in 2014.

•	The provision for doubtful accounts decreased due to sustained improvements to collections and continued stability of the economy and customer performance.

•
The change in accounts receivable for the thirty-nine weeks ended September 25, 2015 is significantly less than that of the comparable period for the prior year due to a change in the seasonal peak of accounts receivable with the acquisition of Seaton. Historically, legacy TrueBlue accounts receivable peaked in the third quarter and de-leveraged in the fourth quarter, and accordingly we experienced a significant use of cash for the thirty-nine weeks ended September 26, 2014. Subsequent to the acquisition of Seaton and its significant seasonal peak in the fourth quarter, the seasonal de-leveraging of accounts receivable now occurs in the first quarter, and accordingly the change to accounts receivable was significantly less for the thirty-nine weeks ended September 25, 2015.

•	Income tax receivable declined due primarily to additional WOTC refunds realized.

•	Accounts payable and other accrued expenses increased primarily due to volume of activity from normal seasonal patterns and timing of payments.

•
Generally, our workers' compensation claims reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the thirty-nine weeks ended September 25, 2015, our workers' compensation claims reserve increased as the delivery of temporary labor services increased, which was partially offset by claim payments.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 25, 2015	September 26, 2014
Capital expenditures	$(12,590)	$(10,213)
Acquisition of businesses, net of cash acquired	—	(307,972)
Purchases of marketable securities	—	(25,057)
Sales and maturities of marketable securities	1,500	43,917
Change in restricted cash and cash equivalents	13,070	10,020
Purchases of restricted investments	(38,818)	(18,196)
Maturities of restricted investments	11,047	10,588
Net cash used in investing activities	$(25,791)	$(296,913)
Cash flows used in investing activities were $25.8 million for the thirty-nine weeks ended September 25, 2015 compared to cash flows used in investing activities of $296.9 million for the same period in 2014.

•	During the thirty-nine weeks ended September 25, 2015, we did not purchase marketable securities. We used excess cash to pay down debt on the Revolving Credit Facility.

•
When combining the change in restricted cash and cash equivalents with purchases and maturities of restricted investments, restricted cash and investments increased by $14.7 million for the thirty-nine weeks ended September 25, 2015. This increase was primarily due to an increase in collateral requirements paid to our workers' compensation insurance providers due to growth in operations.

•	In the prior year, cash flows used in investing activities increased primarily due to the acquisition of Seaton. We sold all of our marketable securities to fund our acquisition of Seaton.

Page - 26

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 25, 2015	September 26, 2014
Net proceeds from stock option exercises and employee stock purchase plans	$1,164	$1,673
Common stock repurchases for taxes upon vesting of restricted stock	(3,725)	(3,021)
Net change in revolving credit facility	(85,994)	146,994
Payments on debt and other liabilities	(1,700)	(1,700)
Other	1,134	1,242
Net cash provided by (used in) financing activities	$(89,121)	$145,188
The increase to net cash used in financing activities was primarily due to repayments on our Revolving Credit Facility. See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Revolving Credit Facility.

The increase to net cash provided by financing activities in the prior year was primarily due to financing a portion of the Seaton acquisition with the Revolving Credit Facility in the amount of $187.0 million, net of repayments.
Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300.0 million expires on June 30, 2019. The Revolving Credit Facility is an asset backed facility which is secured by a pledge of substantially all of the assets of TrueBlue, Inc. and material U.S. domestic subsidiaries. The additional amount available to borrow at September 25, 2015 was $201.0 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

•	We had cash and cash equivalents of $23.2 million at September 25, 2015. We expect to continue to apply excess cash towards the outstanding balance on our Revolving Credit Facility.

•
The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At September 25, 2015, we had restricted cash and investments totaling $181.9 million.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources
Revolving Credit Facility
See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Revolving Credit Facility.
Restricted Cash and Investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At September 25, 2015, we had restricted cash and investments totaling $181.9 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust").
We established investment policy directives for the Trust with the first priority to ensure sufficient liquidity to pay workers' compensation claims, second to maintain and ensure a high degree of liquidity, and third to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S.

Page - 27

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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented (in thousands):

	September 25, 2015	December 26, 2014
Cash collateral held by insurance carriers	$22,217	$22,639
Cash and cash equivalents held in Trust	31,227	43,856
Investments held in Trust	116,319	90,095
Letters of credit (1)	4,240	6,513
Surety bonds (2)	16,971	16,861
Total collateral commitments	$190,974	$179,964

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Page - 28

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented (in thousands):

	September 25, 2015	December 26, 2014
Total workers’ compensation reserve	$252,863	$242,839
Add back discount on workers' compensation reserve (1)	14,388	13,381
Less excess claims reserve (2)	(46,720)	(42,612)
Reimbursable payments to insurance provider (3)	14,149	8,336
Less portion of workers' compensation not requiring collateral (4)	(43,706)	(41,980)
Total collateral commitments	$190,974	$179,964

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. We discount our workers' compensation liability as we believe the estimated future cash outflows are readily determinable. The discounted workers’ compensation claims reserve was $252.9 million at September 25, 2015.
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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At September 25, 2015, the weighted average rate was 1.6%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 25, 2015, the weighted average rate was 3.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $46.7 million and $42.6 million as of September 25, 2015 and December 26, 2014, respectively.

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
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our second fiscal quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. The fair value of each reporting unit is estimated using an income approach and applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent impairment test ranged from 12.0% to 13.5%. We also apply the market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples we compare to are revenue and earnings before interest, taxes, depreciation, and amortization. These combined fair values are then reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation, resulting in a reasonable control premium. We base fair value estimates on

Page - 30

assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. Based on our test, all of our legacy TrueBlue reporting units' fair values were substantially in excess of their carrying values. Accordingly, no impairment loss was recognized.

While the estimated fair value of our PlaneTechs reporting unit was in excess of 20% of its carrying value, this reporting unit continues to focus on transitioning from a concentrated portfolio with one significant customer in the aviation industry to a more diversified aviation customer portfolio, and expanding its provision of mechanics and technicians to other transportation industries. As such, we believe this reporting unit carries more risk of future impairment in comparison to our other legacy TrueBlue reporting units. In the event the forecasted revenue growth rate declines by approximately 4% or gross margin as a percentage of revenue declines by approximately 1% or the discount rate increases by approximately 3%, the carrying value of our PlaneTechs reporting unit would exceed its fair value. In that event, we would be required to measure for possible goodwill impairment. We will continue to closely monitor the operational performance of the PlaneTechs reporting unit as it relates to goodwill impairment.

Effective June 30, 2014, our acquisition of Seaton added a full service line of on-premise staffing with Staff Management | SMX ("Staff Management"), complementary service offerings in recruitment process outsourcing with the PeopleScout and hrX service lines, and the MSP solutions portion of Staff Management. We consider the acquired service lines to be reporting units for goodwill impairment testing. In our annual impairment test, all of our acquired Seaton reporting units' estimated fair values exceeded their carrying values. However, the acquired PeopleScout, hrX, and MSP reporting units' fair values were not substantially in excess of their carrying values.

The estimated fair value of the PeopleScout reporting unit was in excess of its carrying value by approximately 11% as of the assessment date, which is primarily due to the proximity of the goodwill impairment assessment date to the recent acquisition date of Seaton. Goodwill of $48.0 million was allocated to the PeopleScout reporting unit. A discount rate of 12% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 1.0% or the forecasted revenue growth rate declines by approximately 1% or gross margin as a percentage of revenue declines by approximately 1%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment. We will continue to monitor the operational performance of this newly acquired reporting unit as it relates to goodwill impairment.

The estimated fair value of the MSP reporting unit was in excess of its carrying value by approximately 15% as of the assessment date, which is primarily due to the proximity of the goodwill impairment assessment date to the recent acquisition date of Seaton. Goodwill of $12.0 million was allocated to the MSP reporting unit. A discount rate of 12% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 1% or the forecasted revenue growth rate declines by approximately 1% or gross margin as a percentage of revenue declines by approximately 1%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment. We will continue to monitor the operational performance of this newly acquired reporting unit as it relates to goodwill impairment.

The estimated fair value of the hrX reporting unit was in excess of its carrying value by approximately 7% as of the assessment date, which is due to the proximity of the goodwill impairment assessment date to the recent acquisition date of Seaton and actual post-acquisition results not meeting revenue or profitability targets forecasted at the time of acquisition. We have updated our forecasts for this reporting unit and will closely monitor the performance of this reporting unit against these revised forecasts. Less than forecasted performance will result in reevaluation of our impairment conclusion at an interim date. Goodwill of $56.9 million was allocated to the hrX reporting unit. A discount rate of 12% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 0.9% or the forecasted revenue growth rate declines by approximately 2% or gross margin as a percentage of revenue declines by approximately 3%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment.

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

Page - 31

We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. We performed our annual indefinite-lived intangible asset impairment test as the first day of our second fiscal quarter and determined that the estimated fair values exceeded the carrying amounts of all our indefinite-lived trade names. Accordingly, no impairment loss was recognized.
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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 25, 2015, our disclosure controls and procedures are effective.

Effective June 30, 2014, we completed the acquisition of all of the outstanding equity interests of Staffing Solutions Holdings, Inc. ("Seaton"). Accordingly, the acquired assets and liabilities of Seaton are included in our Consolidated Balance Sheet as of September 25, 2015, and the result of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the thirteen weeks ended September 25, 2015. We are currently in the process of evaluating and integrating the controls and systems of Seaton into the Company’s system of internal control over financial reporting.

During the fiscal quarter ended September 25, 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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
The demand for workforce solutions and services is highly dependent upon the state of the economy and upon the workforce needs of our customers, which creates uncertainty and volatility. As economic activity slows, companies tend to reduce their use of contingent workers and reduce their recruitment of new employees. Significant declines in demand of any region or specific industry in which we have a major presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have adverse impacts on our customers' ability to pay us for services we have already provided.
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
Our workforce solutions and services are subject to extensive regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.
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
Our increased debt levels could have significant consequences for the operation of our business, including: requiring us to dedicate a significant portion of our cash flow from operations to servicing our debt rather than using it for our operations; limiting our ability to obtain additional debt financing for future working capital, capital expenditures, or other corporate purposes; limiting our ability to take advantage of significant business opportunities, such as acquisition opportunities; limiting our ability to react to changes in market or industry conditions; and putting us at a disadvantage compared to competitors with less debt.
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
Our business is highly competitive and rapidly innovating. Our competitors include large, well-financed competitors, small local competitors, and internet-based companies providing a variety of flexible workforce solutions. We face extensive pricing pressure and must continue to innovate changes in the way we do business in order to remain relevant to our customers. Therefore, there can be no assurance that we will be able to retain customers or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain our current profit margins.
The loss of or substantial decline in revenue from a major customer could have a material adverse effect on our revenues, profitability, and liquidity.
We experience revenue concentration with large customers. The loss of, or reduced demand for our services related to major customers, could have a material adverse effect on our business, financial condition, and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of customers.
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
Our business involves the use, storage, and transmission of information about applicants, candidates, contingent workers, permanent placements, our employees, and customers. Additionally, our employees may have access or exposure to confidential customer information about applicants, candidates, contingent workers, permanent placements, other employees, and customers. We and our third-party vendors have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information, resulting in increased costs or loss of revenue. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to litigation and materially damage our relationships. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we do business. Our failure to adhere or respond to changing regulatory requirements could result in legal liability, additional compliance costs, and damage to our reputation.
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
We have outsourced certain aspects of our business to third-party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile texting and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our customers. Accordingly, we are subject to the risks associated with the vendors' ability to provide these services to meet our needs. If the cost of these services is more than expected, or if we or the vendors are unable to adequately protect our data and information is lost, or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Page - 37

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 25, 2015.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
6/27/15 through 7/24/15	15,168	$30.16	—	$35.2 million
7/25/15 through 8/21/15	1,566	$25.31	—	$35.2 million
8/22/15 through 9/25/15	1,877	$24.49	—	$35.2 million
Total	18,611	$29.18	—

(1)
During the thirteen weeks ended September 25, 2015, we purchased 18,611 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. As of September 25, 2015, $35.2 million remains available for repurchase of our common stock under the current authorization.

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

TrueBlue, Inc.

	/s/ Steven C. Cooper	10/26/2015
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	10/26/2015
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	10/26/2015
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 39