Form 10-K
period 2015-12-25
TrueBlue, Inc.
filed 2016-02-22
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 25, 2015
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 26, 2015, was approximately $1.3 billion.
As of February 1, 2016, there were 42,029,009 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 11, 2016, which definitive proxy statement will be filed no later than 120 days after the end of the fiscal year to which this report relates.

TrueBlue, Inc.

TrueBlue, Inc.
Form 10-K

PART I
COMMENT ON FORWARD LOOKING STATEMENTS
Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Actual events or results may differ materially. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including the risks and uncertainties described in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K), and “Management’s Discussion and Analysis” (Part II, Item 7 of this Form 10-K). We undertake no duty to update or revise publicly any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations, whether because of new information, future events, or otherwise.

Item 1.	BUSINESS
OUR COMPANY
TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of specialized workforce solutions, helping clients improve growth and performance by providing contingent staffing and recruitment of permanent employee solutions. Our workforce solutions meet clients’ needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help approximately 130,000 businesses to be more productive and we connect as many as 750,000 people with work each year. We are headquartered in Tacoma, Washington.
We began operations in 1989, specializing in on-demand, general labor staffing services with the objective of providing customers with talent and flexible workforce solutions to enhance the performance of their business. We expanded our on-demand, general labor staffing services through organic geographic expansion throughout the United States, Canada, and Puerto Rico. Commencing in 2004, we began expanding through acquisitions to provide a full range of blue-collar staffing solutions and to help our customers be more productive with a reliable contingent labor workforce and rapidly respond to changing business needs.
Effective June 30, 2014, we acquired Staffing Solutions Holdings, Inc. ("Seaton"), which added a full service line of on-premise contingent blue-collar staffing, complementary outsourced service offerings in management of contingent labor services providers ("MSP"), and permanent employment recruitment process outsourcing ("RPO"). On-premise staffing is large scale sourcing, screening, recruiting, and management of the contingent labor workforce at a customer's facility in order to achieve faster hiring, lower total cost of workforce, increased safety and compliance, improved retention, greater volume flexibility, and enhanced strategic decision making through robust reporting and analytics. MSP solutions provide customers with improved quality and spend management of their contingent labor vendors. RPO is high-volume sourcing, screening, and recruiting of permanent employees for all major industries and jobs. The addition of Seaton expanded our services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance.
We have expanded our on-premise staffing and recruitment process outsourcing capabilities with two additional acquisitions. Effective December 1, 2015, we acquired SIMOS Insourcing Solutions (“SIMOS”), a leading provider of on-premise workforce management solutions. SIMOS clients include Fortune 500 companies in consumer goods, retail, online commerce, and food packaging and distribution. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for online commerce and supply chain solutions. They are also experts in providing scalable solutions for pick and pack, and shipping requirements. Their unique productivity model incorporates fixed price-per-unit solutions to drive client value. Additionally, their continuous analysis and improvement of processes and incentive pay drives workforce efficiency, reduces costs, lowers risk of injury and damage, and improves productivity and service levels. SIMOS broadens our on-premise staffing footprint with an additional 37 sites across 11 states.

Page - 3

Effective January 4, 2016, we acquired Aon Hewitt’s RPO business, a leading provider of RPO services. Aon Hewitt's RPO clients include Fortune 500 companies primarily in the hospitality, banking, industrial, retail, and service industries. This business specializes in the sourcing, screening, and recruitment of permanent employees for various industries and positions. Their service delivery teams work as an integral partner with customers in providing talent acquisition services from sourcing candidates through hiring employees. Their service delivery teams leverage RPO administrative services based in India. Their integrated solution is highly scalable and flexible, which allows for the cost effective outsourcing of all or a subset of skill categories across a series of recruitment processes. The Aon Hewitt RPO global operations will be integrated into PeopleScout, our existing RPO operations, in 2016. This acquisition advances the PeopleScout strategy to become the leading global RPO provider.
BUSINESS OVERVIEW
We operate as two reportable segments: Staffing Services and Managed Services.
Financial information regarding our reportable segments is included in Note 18: Segment Information, to our Consolidated Financial Statements found in Part II Item 8 of this Annual Report on Form 10-K.
Staffing Services

Staffing Services provides a wide range of blue-collar staffing services including general labor, light industrial, skilled trades, aviation and transportation mechanics and technicians, and drivers as well as on-premise staffing and management of a facility's contingent blue-collar workforce.
Staffing Services helped approximately 130,000 businesses in 2015 to be more productive by providing easy access to dependable blue-collar contingent labor and workforce solutions. Through our Staffing Services, we connect over 500,000 people with work each year. We service a broad range of industries that include construction, energy, manufacturing, warehousing, distribution, waste, wholesale, retail, transportation, aviation, hospitality, and many more. We have a network of 698 branches across all 50 states, Puerto Rico, and Canada, as well as 206 on-premise locations at customers' facilities.
We use distinct brands to market our specialized blue-collar staffing services. We operate as:

•	Labor Ready for on-demand, general labor;

•	Spartan Staffing for skilled manufacturing, assembly, and logistics labor;

•	CLP Resources for skilled trades for commercial, industrial, and energy construction as well as building and plant maintenance;

•	PlaneTechs for skilled mechanics and technicians for the aviation and transportation industries;

•	Centerline Drivers for temporary and dedicated drivers for the transportation and distribution industries; and

•
Staff Management | SMX ("Staff Management") for on-premise staffing and management of a facility's contingent workforce for manufacturing, assembly, and logistics. Newly acquired SIMOS will expand our on-premise contingent workforce staffing and management operations for warehousing and distribution.

Our Staffing Services are in the blue-collar staffing segment of the staffing industry and have the following similar characteristics:

•	Provide blue-collar contingent labor services to our customers;

•	Build a contingent workforce through recruiting, screening, and on-boarding using a broad network of local branch locations, customer on-premise locations, and national service centers;

•	Assign contingent workers to customers' work sites and facilities where they ultimately work under the supervision of our customers;

•
Drive profitability by managing the bill rates to our customers and the pay rates to our workers. Profitable growth requires increased volume, bill rates that grow faster than pay rates, and/or leveraging our cost structure;

•	Utilize centralized support services to serve our customers; and

•
Use innovative technology to improve our ability to recruit quality workers, effectively match workers to the needs of our customers, manage our contingent workforce, and meet our customers' needs to efficiently and effectively improve productivity.

Page - 4

Our long-term financial performance expectations of all our staffing service lines are similar as are the underlying financial and economic metrics used to manage those service lines. Profitable growth is driven by leveraging across all service lines our investment in technology to source, recruit, and connect workers with customers; our investments in technology that improve our productivity; and our cost structure to achieve economies of scale.We are focused on continuous analysis and improvement of our processes to enhance the ease and effectiveness of doing business with us for both our customers and workers.
Staffing Industry
The staffing industry supplies contingent worker services to minimize the cost and effort of hiring and managing permanent employees. This allows for rapid response to changes in business conditions through the ability to temporarily replace absent employees, temporarily fill new positions, and convert fixed or permanent labor costs to variable costs. Staffing companies act as intermediaries in matching available contingent workers to employer work assignments. The work assignments vary widely in duration, level of skill, and required experience. The staffing industry is large and highly fragmented with many competing companies. No single company has a dominant share of the industry. Staffing companies compete both to recruit and retain a supply of contingent workers and to attract and retain customers who will employ these workers. Customer demand for contingent staffing services is dependent on the overall strength of the labor market and workforce flexibility trends. The staffing industry is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing contingent labor services has increased due to low barriers to entry whereas during recessionary periods, the number of companies has decreased through consolidation, bankruptcies, or other events. The staffing industry is currently experiencing increased demand in relation to total job growth as demand for a flexible workforce continues to grow with competitive and economic pressures to reduce costs and respond to rapidly changing market conditions.
Managed Services
Managed Services includes outsourced service offerings in permanent employment recruitment process outsourcing ("RPO") and management of contingent labor services providers ("MSP").
PeopleScout provides RPO solutions. RPO is high-volume sourcing, screening, and recruitment of permanent employees for all major industries and jobs. The RPO solution delivers improved talent quality, faster hiring, increased scalability, reduced turnover, lower cost of recruitment, greater flexibility, and increased compliance. We leverage our proprietary candidate applicant tracking systems, along with dedicated service delivery teams to work as an integrated partner with our customers in providing end-to-end talent acquisition services from sourcing candidates through on-boarding employees. The solution is highly scalable and flexible, allowing for outsourcing of all or a subset of skill categories across a series of recruitment process and on-boarding steps. Customer contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire. Volume, job type, degree of recruiting difficulty, and number of recruiting process steps from sourcing to on-boarding factor into pricing.
Our North American RPO services are delivered through our highly centralized operations in Chicago, Illinois together with customer on-site and virtual employee teams. The same is true for our Asia Pacific RPO services, which are centralized in Sydney, Australia. In 2015, PeopleScout placed over 250,000 individuals into permanent jobs with 60 customers. Our commitment to superior customer service is key to our high customer retention.
Effective January 4, 2016, we acquired Aon Hewitt’s RPO business, a leading provider of RPO services to meet their client’s permanent recruiting needs. The acquired operations expand and complement the PeopleScout operations. This acquisition further positions PeopleScout as a leading global RPO provider. PeopleScout’s global headquarters remain in Chicago, Illinois, with Asia Pacific headquarters in Sydney, Australia and global RPO administrative process services in New Delhi, India.
Managed Services also includes our MSP service, which manages our customer's overall contingent labor program including vendor selection, vendor performance management, vendor compliance monitoring and risk management, and reducing vendor costs. As the customer's exclusive MSP service provider, we manage multiple workforce vendors utilizing vendor management systems.
Human Resource Outsourcing Industry
The human resource outsourcing industry involves transitioning various functions handled by internal human resources and labor procurement to outside service providers on a permanent or selective basis. Human resource outsourcing companies allow customers to shed non-core activities in order to reduce costs, free up management time and energy, and gain access to the high-quality services of specialty providers. Human resource departments are continually faced with increased operational complexity, heightened regulatory requirements and pressure to achieve cost savings, which increase the need to migrate non-core functions to outsourced providers. RPO and MSP services are in the early stages of their adoption cycles, and therefore, we believe they have significant growth potential.

Page - 5

Key trends contributing to RPO growth are as follows:

•
Cost: The majority of customers are able to reduce costs associated with their internal human resource cost structure by deploying an RPO solution for some or all of their recruiting needs. Companies are increasingly viewing RPO as an attractive and cost effective alternative to contingent search firms.

•
Scalability: RPO providers can add significant scalability to a company's recruiting and hiring efforts, including accommodating seasonal, irregular, and burst hiring without being overstaffed during less busy periods. Providers also help customers increase efficiency by standardizing processes and facilitating transitions for candidates and employees.

•
Access to Talent: RPO programs can access numerous sources to prospect for the best talent more quickly, thereby delivering a better outcome for the customer. RPO solutions are typically able to source higher quality candidates well suited to the position, leading to a lower turnover rate. RPO offers technology-enabled recruiting to address the rapidly changing employment demographics, shortage of skilled professional workers, and dynamic changes to how workers connect to work opportunities.

Key trends contributing to MSP growth are as follows:

•
Vendor Consolidation: As an organization's spend on contingent workforces rises, it becomes increasingly interested in reducing the administrative burden of managing multiple outside vendors, having consistency among contractors and processes, and maintaining robust performance tracking and analytics.

•
Access to Talent: An MSP solution allows a company access to a large variety of vendors with the efficiency of working with one supplier. An MSP can access numerous vendors to find the best talent at the best price more quickly, thereby delivering a better outcome for the customer.

•
Cost Savings: Vendor consolidation can achieve significant efficiencies through enhanced scale and cost advantages such as single point of contact, standardized contracts, and consolidated invoicing and reporting. MSP programs achieve cost savings through economies of scale with suppliers that would not be obtainable otherwise.

•
Compliance Pressure: Demand for contingent employee sourcing and workforce management solutions is driven by increasing work eligibility legislation, and compliance monitoring to ensure correct worker classification in order to properly address tax withholding, overtime, Social Security, unemployment, and healthcare obligations to avoid government penalties and lawsuits. Our MSP solution addresses these needs.

BUSINESS STRATEGY
Market leadership through organic growth of our specialized workforce solutions.
Our customers have a variety of challenges in running their businesses, many of which are unique to the industry in which they operate, their competitive pressures, and business performance. We are industry leaders dedicated to tailoring staffing solutions that meet the unique needs of our customers and the industries in which they operate. We offer differentiated solutions that meet our customers needs and keep pace with their changing needs as follows:

•
The addition of Seaton and the expansion of our services with the acquisition of the SIMOS on-premise workforce management solutions and the Aon Hewitt RPO services added new services and capabilities to better meet our objective of providing customers with the talent and flexible workforce solutions they need to enhance business performance.

•
We remain committed to building the specialization of our sales, recruiting, and service teams, while creating a more seamless experience for our customers to access all of our services with more comprehensive solutions to enhance their performance and our growth. Our service lines offer complementary workforce solutions with unique value propositions to meet our customers' demand for talent.

•
We remain committed to advancing the use of mobile technology in sourcing and connecting talent to customers and meeting their need for both contingent and permanent employee workforce solutions. We expect that mobile technology and digitizing our business model will differentiate us from the competition and allow us to provide greater access to high-quality talent, connect that talent with our customers, and meet our customers' needs for both contingent workers and permanent employees. It will also lower the cost of our delivery model.

•
As the economy grows, we will continue to evaluate opportunities to expand our market presence for staffing services. All of our multi-location service lines have opportunities to expand their geographical reach through new physical

Page - 6

locations, expanded use of existing locations to provide the full range of blue-collar staffing services, centralized recruitment, and dispatch of our contingent workers to areas without branches.

•
Our MSP solution is focused on domestic middle market companies with a growing dependence on contingent labor. We are uniquely positioned to supply blue-collar contingent workers to our customers and with our MSP solution to manage the full range of their contingent labor needs.

•
We are recognized as an industry leader for RPO services. RPO services are in the early stages of their adoption cycle and therefore we believe they have significant growth potential. The success of early adopters is generating greater opportunity to expand our service offering. We have a differentiated service that leverages innovative technology for high-volume sourcing and dedicated client service teams for connecting people to opportunities. We have a track record of helping our customers reduce the cost of hiring, adding significant scalability to recruiting and hiring, and accessing numerous sources to prospect for the best talent quickly, thereby delivering a better outcome for the customer. Companies are facing rapidly changing employment demographics, shortage of talent, and dynamic changes to how people connect to work opportunities. Our solution addresses these growing challenges. Global companies are looking for global solutions. The addition of the Aon Hewitt RPO services will accelerate our global expansion of RPO services.

Leverage technology to improve the contingent worker and customer experience and our efficiency.
We are committed to technology innovation that makes it easier for our customers to do business with us and easier to connect workers to work opportunities. We are making significant investments in online and mobile applications to improve the access, speed, and ease of connecting our customers and workers. We will continue to invest in technology that increases our sustainability, scalability, and agility. These investments improve the efficiency and effectiveness of delivering our service. We expect to be the service leader, and we believe that the combination of our technology in the hands of our dedicated service teams differentiates our service.
Growth through expansion into complementary workforce services.
Our customers utilize our workforce solutions to improve the performance of their businesses. With growing demand for improved productivity and connecting to workers, our customers are looking for a full range of services. We are well positioned to offer additional complementary human capital solutions to help our customers achieve further optimization of their workforce. We expect to leverage our access to workers, innovative technology, and customer relationships to offer tailored solutions that expand our core services, offer greater access to talent and talent acquisition.
Growth through acquisitions, which enhance our organic growth and technology advances.
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
CUSTOMERS
Our customers range from small and medium-sized businesses to Fortune 100 companies.
During 2015, we served approximately 130,000 customers in industries including construction, energy, manufacturing, warehousing, distribution, waste, wholesale, retail, transportation, aviation, hospitality, and many more. Our ten largest customers accounted for 25.5% of total revenue for 2015, 19.4% for 2014, and 15.7% for 2013.
For the fiscal year ended 2015, one customer, Amazon, represented 13.1% and 13.7% of total Company and the Staffing Services reportable segment revenues, respectively. For the fiscal year ended 2015, two customers represented 10.6% and 10.2% of our Managed Services reportable segment revenue, respectively.
For the fiscal years ended 2014 and 2013, no single customer represented more than 10% of total Company or the reported segment revenues.
EMPLOYEES
As of December 25, 2015, we employed approximately 5,500 full-time equivalent employees.

Page - 7

CONTINGENT WORKERS
Our Staffing Services placed over 500,000 contingent workers on assignments with our customers during 2015. We recruit contingent workers daily so that we can be responsive to the planned, as well as unplanned, needs of the customers we serve. We attract our pool of contingent workers through online resources, extensive internal databases, advertising, job fairs, and various other methods. We identify the skills, knowledge, abilities, and personal characteristics of a contingent worker and match their competencies and capabilities to a customer’s requirements. This enables our customers to obtain immediate value by placing a highly productive employee on the job site. We use a variety of proprietary programs and methods for identifying and assessing the skill level of our contingent workers when selecting a particular individual for a specific assignment and retaining those workers for future assignments. We believe that our programs and methods enable us to offer a higher quality of service by increasing productivity, decreasing turnover, and reducing absenteeism.
We provide a bridge to permanent, full-time employment for thousands of contingent workers each year. Workers also come to us because of the flexibility we offer to fill a short-term financial need and/or provide longer-term contingent labor opportunities. Workers may be assigned to different jobs and job sites, and their assignments could last for as little as a few hours or extend for several weeks or months. We provide our workers meaningful work and the opportunity to improve their skills. We are considered the legal employer of our workers, and laws regulating the employment relationship are applicable to our operations. We consider our relations with our contingent workers to be good.
COMPETITION
Staffing Services
The strongest staffing services competitor in a particular market is a company with established relationships and a track record of meeting the customer's needs. We compete with other large publicly-held staffing companies as well as privately-owned staffing companies on a national, regional, and local level. We also experience competition from internet-based companies providing a variety of flexible workforce solutions. Competition exists in attracting customers as well as qualified contingent workers for our customers. No single company has a dominant share of the industry. Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, some of which include increased contingent worker wages, costs for workers’ compensation, unemployment insurance, and health care.
The most significant competitive factors are price, ability to promptly fill customer orders, success in meeting customers’ expectations of recruiting contingent workers, and appropriately addressing customer service issues. We believe we derive a competitive advantage from our service history, and our specialized approach in serving the industries of our customers. Our national presence, industry specialization, investment in technology and proprietary systems, and processes together with specialized programs focused on worker safety, risk management, and legal and regulatory compliance are key differentiators from many of our competitors.
Managed Services
The strongest competitors are companies specializing in RPO services and business services companies that also offer RPO services. No one provider dominates the market. Competition also includes internal human resource departments that have not or are not considering outsourcing. The most significant competitive factors for RPO services are the ability to reduce customer cost by deploying an RPO solution and reducing the internal human resource cost structure of our customers. The ability to add significant scalability to a customer's recruiting and hiring efforts, including accommodating seasonal and irregular hiring; the ability to increase efficiency by standardizing processes and facilitating transitions for candidates and employees; and the ability to source the most attractive talent at the best price are all important. Our tailored solutions, customer partnership, proprietary technology, and service delivery are key differentiators from many of our competitors.
MSPs generally compete with internal contingent labor procurement, companies specializing in MSP services, and business services companies that also offer MSP services. The most significant competitive factors for outsourcing MSP services are vendor consolidation, compliance pressure, cost savings, access to diverse talent pools, and sophisticated deployment and monitoring.
CYCLICAL NATURE OF OUR BUSINESS
The workforce solutions business has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Customers tend to use contingent workers to supplement their existing workforce and generally hire permanent workers when long-term demand is expected to increase. As a consequence, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also decrease quickly when the economy begins to weaken and thus temporary staff positions are eliminated, permanent hiring is frozen, and turnover replacement diminishes.

Page - 8

SEASONAL NATURE OF OUR BUSINESS
Our business experiences seasonal fluctuations for staffing services. Demand is lower during the first and second quarters, in part due to limitations to outside work during the winter months and slowdown in manufacturing and logistics after the holiday season. Our working capital requirements are primarily driven by contingent worker payroll and customer accounts receivable. Since receipts from customers lag payroll to contingent workers, working capital requirements increase substantially in periods of growth. Demand for contingent labor peaks during the third quarter for outdoor work and the fourth quarter for manufacturing, assembly, warehousing, distribution and logistics for the holiday season.
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
RISK MANAGEMENT
We have developed an integrated risk management program that focuses on loss analysis, education, and improvement programs to reduce our operational costs and risk exposure. We regularly analyze our losses on labor matters and workers' compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us, price our services appropriately, and adjust our sales and operational approach in these areas. We have also developed educational materials for distribution to our customers and workers to address specific safety risks unique to their industry.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For information regarding revenue from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in Note 18: Segment Information, to our Consolidated Financial Statements found in Part II Item 8 of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
Our Annual Report on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”) are publicly available, free of charge, on our website at www.trueblue.com or at www.sec.gov as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board Committee Charters are also posted to our website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Page - 9

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
The demand for workforce solutions and services is highly dependent upon the state of the economy and upon the workforce needs of our customers, which creates uncertainty and volatility. As economic activity slows, companies tend to reduce their use of contingent workers and reduce their recruitment of new employees. Significant declines in demand of any region or specific industry in which we have a major presence may severely reduce the demand for our services, and thereby, significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have adverse impacts on our customers' ability to pay us for services we have already provided.
It is difficult for us to forecast future demand for our services due to the inherent difficulty in forecasting the direction and strength of economic cycles and the project nature of our staffing assignments. This situation can be exacerbated by uncertain and volatile economic conditions, which may cause clients to reduce or defer projects for which they utilize our services, thereby negatively affecting demand for them. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and investment necessary to profitably take advantage of growth opportunities.
Our workforce solutions and services are subject to extensive government regulation, and the imposition of additional regulations could materially harm our future earnings.
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
Our staffing services employ contingent workers. The wage rates we pay to contingent workers are based on many factors, including government-mandated minimum wage requirements, payroll taxes, and benefits. These mandates are often difficult and expensive to comply with. If we are unable to comply with such mandates, or are not able to increase the fees charged to customers to absorb any increased costs related to government-mandated minimum wages, sick leave, payroll-related taxes, and benefits, our results of operations and financial condition could be adversely affected.
We offer our contingent workers in the United States government-mandated health insurance in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). Because the requirements, regulations, and legislation related to the ACA may change, the full financial effect of the ACA is not yet known, and additional requirements, regulations, or legislative changes could increase our costs. If we are unable to comply with such additional changes, or sufficiently raise the rates we charge our customers to cover any additional costs, such increases in costs could materially harm our business.
We may incur employment related claims and costs that could materially harm our business.
We are in the business of employing people and placing them in the workplaces of other businesses. We incur a risk of liability for claims for personal injury, wage and hour violations, immigration, discrimination, harassment, and other liabilities arising from the actions of our customers and contingent workers. Some or all of these claims may give rise to negative publicity and/or litigation, including class action litigation. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
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
Our staffing services employ contingent workers for which we provide workers' compensation insurance. Our workers' compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG. Our insurance carriers

Page - 10

require us to collateralize a significant portion of our workers' compensation obligation. The majority of collateral is held in trust by a third-party for the payment of these claims. The loss or decline in value of the collateral could require us to seek additional sources of capital to pay our workers' compensation claims. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. As our business grows, or if our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. The loss of our workers' compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
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
We actively manage the safety of our workforce with our safety programs and actively control costs with our network of workers’ compensation related service providers. These activities have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. The benefit of these adjustments has been declining and there can be no assurance that we will be able to continue to reduce accident rates and control costs to produce these results in the future.
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
We expect to continue making acquisitions and entering into new business initiatives as part of our business strategy. This strategy may be impeded, however, if we cannot identify suitable acquisition candidates or new business initiatives, or if acquisition candidates are not available under terms that are acceptable to us. Future acquisitions could result in our incurring additional debt and contingent liabilities, an increase in interest expense, an increase in amortization expense, and/or significant charges related to integration costs. Acquisitions and new business initiatives, including initiatives outside of our workforce solutions and services business, could involve significant unanticipated challenges and risks, including that they may not advance our business strategy, we may not realize our anticipated return on our investment, we may experience difficulty in implementing initiatives or integrating acquired operations, or management's attention may be diverted from our other business. These events could cause material harm to our business, operating results, and/or financial condition.

Page - 11

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
We operate in a highly competitive and evolving market and may be unable to retain customers or market share.
Our business is highly competitive and rapidly innovating. Our competitors include large, well-financed competitors, small local competitors, and internet-based companies providing a variety of flexible workforce solutions. We face extensive pricing pressure in all of our markets. Competing successfully depends in part on our ability to rapidly deliver innovative services and technologies to the marketplace. The process of developing and delivering new technologies and services is complex, costly, and uncertain. If we fail to anticipate the changing needs and technological trends relevant to our customers, contingent employees, or candidates, our market share and results of operations could suffer. Therefore, there can be no assurance that we will be able to retain customers or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain our current profit margins.
The loss of, or substantial decline in, revenue from a major customer could have a material adverse effect on our revenues, profitability, and liquidity.
We experience revenue concentration with large customers. The loss of, or reduced demand for, our services related to major customers could have a material adverse effect on our business, financial condition, and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of customers.
Our management information systems may not perform as anticipated and are vulnerable to damage and interruption.
The efficient operation of our business is dependent on our technology and information systems. We rely heavily on proprietary and third-party management information systems, mobile device technology and related services, and other technology which may not yield the intended results. Our systems may experience problems with functionality and associated delays. The failure of our systems to perform as we anticipate could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially. Our primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by our employees. Failure of our systems to perform may require significant additional capital and management resources to resolve, causing material harm to our business.
A data breach, or other improper disclosure of, or access to, our confidential and/or proprietary information or our employees' or customers' information could materially harm our business.
Our business involves the use, storage, and transmission of information about applicants, candidates, contingent workers, permanent placements, our employees, and customers. Our contingent workers and employees may have access or exposure to confidential customer information about applicants, candidates, contingent workers, permanent placements, other employees, and our customers' businesses. We and our third-party vendors have established policies and procedures to help protect the security and privacy of this information. The secure use, storage, and transmission of this information is critical to our business operations. We have experienced cyber-attacks, computer viruses, social engineering schemes, and other means of unauthorized access to our systems. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation, and increased compliance costs.
Our results of operations could materially deteriorate if we fail to attract, develop, and retain qualified employees.
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our customers. We believe our competitive advantage is providing unique solutions for each individual customer, which requires us to have trained

Page - 12

and engaged employees. Our success depends upon our ability to attract, develop, and retain a sufficient number of qualified employees, including management, sales, recruiting, service, and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit, train, and motivate a sufficient number of qualified individuals may delay or affect the speed of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates, or significant increases in labor costs could have a material adverse effect on our business, financial condition, and/or results of operations.
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
We are subject to federal taxes and a multitude of state and local taxes in the United States and taxes in foreign jurisdictions. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. As we increase our international operations, we anticipate increasing accumulation of earnings outside of the United States, which may be subject to foreign taxation or additional taxation if these funds are returned to the United States. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting.
If our management is unable to certify the effectiveness of our internal controls, our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause our stock price to fall.
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
Foreign currency fluctuations may have a material adverse effect on our operating results.
We report our results of operations in United States dollars. The majority of our revenues are generated in the United States. Our international operations are denominated in currencies other than the United States dollar, and unfavorable fluctuations in foreign currency exchange rates could have a adverse effect on our reported financial results. Increases or decreases in the value of the United States dollar against other major currencies could affect our revenues, operating profit, and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Australian dollar, could have an adverse effect on our business, financial condition, cash flow, and/or results of operations. Furthermore, the volatility of currencies may impact year-over-year comparability.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We lease the building space at all our branches and other offices except for one that we own in Florida. Under the majority of the branch leases, we have the right to terminate the lease on 90 days' notice. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. Management believes all our facilities are currently suitable for their intended use.

Item 3.	LEGAL PROCEEDINGS
See Note 10: Commitments and Contingencies, to our Consolidated Financial Statements found in Part II of Item 8 of this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
None.

Page - 13

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI. The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange during the last two fiscal years:

	High	Low
2015
Fourth Quarter	$30.25	$21.64
Third Quarter	$31.11	$21.58
Second Quarter	$31.50	$23.99
First Quarter	$25.50	$19.82
2014
Fourth Quarter	$27.03	$20.00
Third Quarter	$31.30	$24.88
Second Quarter	$30.64	$25.38
First Quarter	$29.53	$22.50
Holders of the Corporation’s Common Stock
We had approximately 517 shareholders of record as of February 1, 2016. This number does not include shareholders for whom shares were held in “nominee” or “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our Second Amended and Restated Revolving Credit Agreement, which may have the effect of restricting our ability to pay dividends.
Stock Repurchases
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 25, 2015.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
9/26/15 through 10/23/15	3,225	$23.34	—	$35.2 million
10/24/15 through 11/20/15	692	$28.75	—	$35.2 million
11/21/15 through 12/25/15	1,635	$29.81	—	$35.2 million
Total	5,552	$25.92	—

(1)
During the thirteen weeks ended December 25, 2015, we purchased 5,552 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. As of December 25, 2015, $35.2 million remains available for repurchase of our common stock under the current authorization.

TrueBlue Stock Comparative Performance Graph
The following graph depicts our stock price performance from December 31, 2010 through December 25, 2015, relative to the performance of the S&P SmallCap 600 Index and S&P 1500 Human Resources and Employment Services Index.

Page - 14

All indices shown in the graph have been reset to a base of 100 as of December 31, 2010 and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Total Return Analysis	2010	2011	2012	2013	2014	2015
TrueBlue, Inc.	$100	$77	$86	$144	$126	$147
S&P SmallCap 600 Index	100	101	115	166	177	175
S&P 1500 Human Resources and Employment Services Index	100	85	93	167	170	180

Item 6.	SELECTED FINANCIAL DATA
The following selected financial data is derived from our audited Consolidated Financial Statements. The data below should be read in conjunction with Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Page - 15

Summary Consolidated Financial and Operating Data
As of and for the Fiscal Years Ended
(in thousands, except per share data)

	2015	2014	2013	2012	2011
Statements of Operations Data:
Revenue from services	$2,695,680	$2,174,045	$1,668,929	$1,389,530	$1,316,013
Cost of services	2,060,007	1,637,066	1,226,626	1,017,145	968,967
Gross profit	635,673	536,979	442,303	372,385	347,046
Selling, general and administrative expenses	495,988	425,777	362,248	300,459	282,828
Depreciation and amortization	41,843	29,474	20,472	18,890	16,384
Interest and other income (expense), net	(1,395)	116	1,354	1,569	1,490
Income before tax expenses	96,447	81,844	60,937	54,605	49,324
Income tax expense	25,200	16,169	16,013	20,976	18,533
Net income	$71,247	$65,675	$44,924	$33,629	$30,791

Net income per diluted share	$1.71	$1.59	$1.11	$0.84	$0.73

Weighted average diluted shares outstanding	41,622	41,176	40,502	39,862	42,322

	At Fiscal Year End
	2015	2014	2013	2012	2011
Balance Sheet Data:
Working capital	$322,382	$228,577	$235,049	$203,610	$168,326
Total assets	1,266,835	1,066,671	719,461	601,743	560,769
Long-term liabilities	503,286	410,107	204,692	154,513	154,901
Total liabilities	731,262	597,337	326,101	268,069	267,190
The operating results reported above include the results of acquisitions subsequent to their respective purchase dates. In December 2015, we acquired SIMOS Insourcing Solutions Corporation. In June 2014, we acquired all of the outstanding equity interests of Staffing Solutions Holdings, Inc. In February 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT Personnel, LLC. In October 2013, we acquired substantially all of the assets and assumed certain liabilities of The Work Connection, Inc.

Page - 16

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to our financial statements.
OVERVIEW

TrueBlue, Inc. is a leading provider of specialized workforce solutions helping clients improve growth and performance by providing staffing, recruitment process outsourcing, and managed service provider solutions. Our workforce solutions meet clients’ needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help approximately 130,000 businesses to be more productive and we connect approximately 750,000 people to work each year. We are headquartered in Tacoma, Washington.
Revenue grew to $2,695.7 million for the year ended December 25, 2015, a 24.0% increase compared to the same period in the prior year primarily due to the following:

•
The year ended December 25, 2015 included a full year of Staffing Solutions Holdings, Inc. ("Seaton") revenue of $810.8 million or 18.1% of our revenue growth or 15.8% excluding organic revenue growth. The Seaton acquisition was completed in the prior year, effective June 30, 2014, the first business day of the third quarter. Revenue was $394.4 million from the date of acquisition through our year ended December 26, 2014. The acquisition of Seaton added full service lines for on-premise staffing for large scale exclusive sourcing, screening, recruitment, and management of a customer's on-premise contingent labor workforce; recruitment process outsourcing for high-volume sourcing, screening, and recruiting of permanent employees for all major industries and jobs; and managed service provider solutions, which provides customers with improved quality and spend management of their contingent labor vendors. In the first year of operations, Seaton delivered on our expectations for revenue and income from operations, and continues to deliver organic revenue growth.

•
Organic revenue growth for the year ended December 25, 2015 was 7.2%. Quarterly year over year organic revenue growth was 0.4% for the first quarter, 1.4% for the second quarter, 8.0% for the third quarter, and 14.1% for the fourth quarter. The annual and accelerating quarterly organic revenue growth was driven by widespread improvement across most of our service lines, geographies, and the industries we serve. The construction industry saw considerable growth driven by improving momentum in both residential and commercial construction as well as green energy projects. Rapid growth in online commerce resulted in considerable growth in warehousing and distribution. Demand by the transportation industry for our driver workforce solutions continues to see double digit growth. We saw improving trends with small to medium sized customers and continued growth with our national customers. The positive trends are partially offset by continued pressure on the manufacturing industry, which continues to face a challenging export market.

•
Effective December 1, 2015, we acquired SIMOS Insourcing Solutions (“SIMOS”), a leading provider of on-premise workforce management solutions. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for online commerce and supply chain solutions. SIMOS will expand our existing services for on-premise staffing and management of a facility's contingent workforce. SIMOS contributed $22.2 million in revenue or 1.0% of our revenue growth for the fiscal year ended December 25, 2015.

Gross profit as a percentage of revenue for the year ended December 25, 2015 was 23.6% compared to 24.7% for the same period in the prior year. The decline of 1.1 percentage points of revenue was largely due to the impact of the Seaton acquisition, which carried lower gross margins in comparison with the blended company average. This was partially offset by improved gross margin in our organic business through disciplined pricing and management of our increasing minimum wage for labor, health benefits, and payroll taxes.
Selling, general and administrative ("SG&A") expenses as a percentage of revenue decreased to 18.4% for the year ended December 25, 2015 from 19.6% for the same period in 2014, primarily due to Seaton's lower cost of doing business as a percent of sales. The acquired service lines offer workforce solutions as an integrated partner with our customers, which are delivered through highly centralized operations in Chicago, Illinois with support from on-site and virtual employee teams. We do not operate a branch network to service these customers and accordingly these services utilize a more flexible centralized support structure resulting in lower SG&A as a percent of sales.
SG&A increased by $70.2 million to $496.0 million for the year ended December 25, 2015, compared to the same period in 2014. The increase is primarily related to a full year of expenses related to the acquired operations of Seaton of approximately $55.8

Page - 17

million. We completed the acquisition of Seaton on the first business day of our third quarter of 2014. The integration of Seaton was completed during 2015. The remaining increase is primarily related to variable costs on organic revenue growth and other investments to enable continued growth.

Depreciation and amortization increased $12.4 million for the year ended December 25, 2015, due to a full year of amortization of intangible assets acquired in connection with the Seaton acquisition compared to half a year of amortization expense in 2014.
Income from operations grew to $97.8 million for the year ended December 25, 2015, or an increase of 19.7% compared to $81.7 million for the same period in 2014. The improved performance reflects solid revenue growth, disciplined pricing, and effective cost control partially offset by investments made in sales and recruiting resources as well as start-up costs for on-site customers and new recruitment process outsourcing customers. The benefit of those investments will be fully realized in 2016.
Net income increased to $71.2 million, or $1.71 per diluted share, for the year ended December 25, 2015, compared to $65.7 million, or $1.59 per diluted share, for the same period in 2014. The increase was driven primarily by net income from acquired operations and organic growth.
We believe we are in a strong financial position to fund working capital needs for growth opportunities. As of December 25, 2015, we had cash and cash equivalents of $29.8 million and $77.3 million available under the Revolving Credit Facility.
RESULTS OF OPERATIONS
Total Company results
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Years ended
	2015	2014	2013
Revenue from services	$2,695,680	$2,174,045	$1,668,929
Total revenue growth %	24.0%	30.3%	20.1%

Gross profit	$635,673	$536,979	$442,303
Gross profit as a % of revenue	23.6%	24.7%	26.5%

Selling, general and administrative expenses	$495,988	$425,777	$362,248
Selling, general and administrative expenses as a % of revenue	18.4%	19.6%	21.7%

Depreciation and amortization	$41,843	$29,474	$20,472
Depreciation and amortization as a % of revenue	1.6%	1.4%	1.2%

Income from operations	$97,842	$81,728	$59,583
Income from operations as a % of revenue	3.6%	3.8%	3.6%

Interest and other income (expense), net	$(1,395)	$116	$1,354

Net income	$71,247	$65,675	$44,924
Net income per diluted share	$1.71	$1.59	$1.11

Our year-over-year trends are significantly impacted by the acquisition of Seaton. Seaton was acquired effective the first day of our fiscal third quarter in 2014 and, accordingly, is included in only twenty-six of the fifty-two weeks ended December 26, 2014, as compared to the entire year ended December 25, 2015. The Seaton acquisition added new services and capabilities to better meet our objective of providing our customers with the talent and flexible workforce solutions they need to enhance their business performance. These service lines have dedicated customer on-site and virtual teams which leverage highly centralized support services for recruiting and delivering services to meet the specialized needs of each customer. Since these service lines do not operate a branch network, they can function more flexibly. The performance of the Seaton acquisition in the first year of operations has delivered on our expectations for revenue and income from operations and continues to deliver organic revenue growth.

Page - 18

Effective December 1, 2015, we acquired SIMOS, a leading provider of on-premise workforce management solutions. SIMOS customers include Fortune 500 companies in consumer goods, retail, online commerce, and food packaging and distribution. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for online commerce and supply chain solutions. They are also experts in providing scalable solutions for pick and pack and shipping requirements. Their unique productivity model incorporates fixed price-per-unit solutions to drive client value. Additionally, their continuous analysis and improvement of processes and incentive pay drives workforce efficiency and reduces costs, lowers risk of injury and damage, and improves productivity and service levels. SIMOS broadens our on-premise staffing footprint with an additional 37 sites across 11 states.
Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Years ended
	2015	2014	2013
Revenue from services	$2,695,680	$2,174,045	$1,668,929
Total revenue growth %	24.0%	30.3%	20.1%
Fiscal 2015 as compared to fiscal 2014
Revenue grew to $2,695.7 million for fiscal 2015, a 24.0% increase compared to the same period in the prior year primarily due to the acquisitions of Seaton in the prior year and SIMOS in the current year. The year ended December 25, 2015 included a full year of revenue for Seaton of $810.8 million compared to $394.4 million from the date of acquisition through our year ended December 26, 2014, contributing 18.1% of our revenue growth, or 15.8% excluding organic revenue growth. The year ended December 25, 2015 included one month of SIMOS revenue of $22.2 million or 1.0% of our revenue growth over the prior year. Organic revenue growth for the year ended December 25, 2015 was 7.2%. Quarterly year-over-year organic revenue growth was 0.4% for the first quarter, 1.4% for the second quarter, 8.0% for the third quarter, and 14.1% for the fourth quarter. The annual and accelerating quarterly organic revenue growth was driven by widespread improvement across most of our service lines, geographies, and the industries we serve. The construction industry saw considerable growth driven by improving momentum in both residential and commercial construction as well as green energy projects. Rapid growth in online commerce resulted from considerable growth in warehousing and distribution. Demand by the transportation industry for our driver workforce solutions continues to see double digit growth.We saw improving trends with small to medium sized customers and continued growth with our national customers. The positive trends are partially offset by ongoing pressure on the manufacturing industry, which continues to face a challenging export market. The demand for our specialized workforce solutions remains strong as labor markets continue to tighten and our customers need our specialized solutions to find talent.
Fiscal 2014 as compared to fiscal 2013
Revenue grew to $2,174.0 million for fiscal 2014, a 30.3% increase compared to the same period in the prior year. The increase in revenue is primarily due to the acquisition of Seaton on June 30, 2014 and the acquisitions of MDT and TWC in 2013. Revenue for Seaton was $394.4 million for the period from the acquisition date to December 26, 2014 or 23.6% of our revenue growth. Approximately 4.6% of the revenue growth for fiscal 2014 was generated from the acquisitions of MDT and TWC due to the retention of senior management and strong retention of customers.

Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, the third-largest general labor staffing provider in the United States. MDT supplied blue-collar labor to industries similar to those served by TrueBlue, including construction, event staffing, disaster recovery, hospitality, and manufacturing through its network of 105 branches in 25 states. MDT operations were primarily integrated with our Labor Ready service line. We consolidated 65 branch locations, blended our sales and service teams, and fully integrated all former MDT locations into our enterprise systems. The acquisition of MDT deepened our expertise and strengthened our position in the key industries we serve. The customers of MDT were fully integrated with our existing customer base and serviced by our blended operations. We completed the integration of all remaining administrative services during the second quarter of 2013. Due to full consolidation of the MDT branches, blending our sales and service teams, and fully integrating all former MDT locations into our enterprise systems, we cannot accurately segregate the acquisition revenue from our organic revenue growth.

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

Page - 19

2013. Revenue for TWC was approximately $81.3 million for the full year ended December 26, 2014 as compared to $24.0 million for the prior year from the date of acquisition.
In addition to revenue growth from acquisitions, we experienced organic revenue growth for fiscal 2014 across many geographies and industries we serve of approximately 2.0%, or 4.2% excluding our services to the green energy industry. Green energy projects declined and slowed during 2014 as compared to 2013.
Gross profit
Gross profit was as follows (in thousands, except percentages):

	Years ended
	2015	2014	2013
Gross profit	$635,673	$536,979	$442,303
Percentage of revenue	23.6%	24.7%	26.5%

Fiscal 2015 as compared to fiscal 2014
Staffing revenue is recognized at the time the service is provided by the contingent employees. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment. Revenue from other staffing fee-based services is recognized when the services are provided. Revenue also includes billable travel and other reimbursable costs. Cost of services are costs directly associated with the earning of revenue and primarily includes wages and related payroll taxes and workers’ compensation expenses. Cost of services also includes billable travel as well as other reimbursable and non-reimbursable expenses.
Gross profit as a percentage of revenue for fiscal 2015 was 23.6% compared to 24.7% for the same period in the prior year for a decline of 1.1 percentage points of revenue. The decline was largely due to the impact of the Seaton acquisition, which carried lower gross margins in comparison with the blended company average. This was partially offset by improved gross margin in our organic business through disciplined pricing and management of our increasing minimum wage for labor, health benefits, and payroll taxes.
Workers’ compensation expense as a percentage of revenue was 3.6% for fiscal 2015 and 2014. We actively manage the safety of our workforce with our safety programs and control increasing costs with our network of workers' compensation service providers. These activities have had a positive impact of creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers' compensation liabilities are dependent on our ability to continue to lower accident rates and costs of our claims. However, in line with our expectations, we are experiencing diminishing favorable adjustments to our workers' compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Fiscal 2014 as compared to fiscal 2013
Gross profit as a percentage of revenue for fiscal 2014 was 24.7% compared to 26.5% for the same period in the prior year. This was primarily due to the acquisitions of Seaton, TWC, and MDT, which carried lower gross margins in comparison to our blended company average prior to the acquisitions. Excluding the impact of acquisitions on our blended company average, gross profit as a percentage of revenue improved through disciplined pricing and management of our temporary labor wages and payroll taxes.
Workers’ compensation expense as a percentage of revenue was 3.6% for fiscal 2014, compared to 3.8%, for the same period in the prior year. The decline is due in part to the acquisition of Seaton and the lower cost of workers' compensation cost as a percentage of revenue due to the nature of their business. In addition, we actively manage the safety of our workforce with our safety programs and control increasing costs with our network of workers' compensation service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods.
Selling, general and administrative expenses
SG&A expenses were as follows (in thousands, except percentages):

	Years ended
	2015	2014	2013
Selling, general and administrative expenses	$495,988	$425,777	$362,248
Percentage of revenue	18.4%	19.6%	21.7%

Page - 20

Fiscal 2015 as compared to fiscal 2014
SG&A expenses as a percentage of revenue decreased to 18.4% for the year ended December 25, 2015, from 19.6% for the same period in 2014, primarily due to Seaton's lower cost of doing business as a percent of sales. The acquired service lines offer workforce solutions as an integrated partner with our customers, which are delivered through highly centralized operations in Chicago, Illinois with support from on-site and virtual employee teams. Since we do not operate a branch network to service customers, we are able to utilize a more flexible support structure that results in lower SG&A as a percent of sales.
SG&A increased by $70.2 million to $496.0 million for the year ended December 25, 2015, compared to the same period in 2014. The increase is primarily related to a full year of the acquired operations of Seaton of approximately $55.8 million. We completed the acquisition of Seaton on the first business day of our third quarter of 2014. The integration of Seaton was completed during 2015. The remaining increase is primarily related to variable costs related to organic revenue growth and investments made in selling and recruiting resources for blue-collar staffing services as well as start-up costs for on-site customers and new recruitment process outsourcing customers. The benefit of those investments will be fully realized in 2016.
Fiscal 2014 as compared to fiscal 2013
SG&A as a percentage of revenue decreased to 19.6% for fiscal 2014 from 21.7% for the same period in 2013 primarily due to Seaton's lower cost of doing business as a percent of sales. The acquired service lines offer workforce solutions as an integrated partner with our customers, which are delivered through highly centralized operations in Chicago, Illinois with support from on-site and virtual employee teams. Since we do not operate a branch network to service customers, we are able to utilize a more flexible support structure that results in lower SG&A as a percent of sales

SG&A spending increased $63.5 million to $425.8 million for fiscal 2014. The increase is primarily related to the acquired operations of Seaton of $43.2 million. We completed the acquisition of Seaton on the first business day of our third quarter of 2014. We incurred $5.2 million of costs related to our acquisition and integration of Seaton during fiscal 2014. The integration of Seaton was completed in 2015. SG&A spending also increased by approximately $11.0 million due to a full year of the MDT and TWC operations acquired in the prior year. We incurred non-recurring acquisition and integration costs for MDT and TWC of $7.4 million during fiscal 2013.
The remaining increase is primarily due to variable SG&A expenses associated with organic revenue growth and continued investments in our strategy to align the dedicated sales, recruiting, and services of our branch-based service lines to better serve our customers, and enable further branch consolidation and centralization of services, which we believe will continue to increase our operating efficiency. We consolidated 65 branches during fiscal 2014 and expect to consolidate additional branches in the future. We expect further leverage benefit from branch consolidations in the future.
Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Years ended
	2015	2014	2013
Depreciation and amortization	$41,843	$29,474	$20,472
Percentage of revenue	1.6%	1.4%	1.2%
Fiscal 2015 as compared to fiscal 2014
Depreciation and amortization expense increased $12.4 million for fiscal 2015. The increase is primarily due to a full year of amortization expense for intangible assets acquired in connection with Seaton of $14.8 million and the depreciation of the fair value of acquired tangible assets compared to half a year of amortization expense in 2014.
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
Interest and other income (expense), net
Interest and other income (expense), net was as follows (in thousands):

Page - 21

	Years ended
	2015	2014	2013
Interest and other income (expense), net	$(1,395)	$116	$1,354
Fiscal 2015 as compared to fiscal 2014
Net interest expense for fiscal 2015 is primarily due to our Revolving Credit Facility balance of $218.1 million at December 25, 2015 compared to $172.0 million at December 26, 2014. The Revolving Credit Facility was used in the amount of $187.0 million for the purchase of Seaton in the prior year in addition to cash of $118.9 for a total purchase price of $305.9 million. The purchase of SIMOS in December 2015, in the amount of $67.5 million, was funded entirely from the Revolving Credit Facility.
Fiscal 2014 as compared to fiscal 2013
Net interest income for fiscal 2014 was $0.1 million compared to net interest income of $1.4 million over the same period in 2013. The decline in net interest income is due to lower cash investments as a result of cash used in the Seaton acquisition as well as increased interest expense on the use of our Revolving Credit Facility to acquire Seaton at the beginning of the third quarter.
Income taxes
The income tax expense and the effective income tax rate were as follows (in thousands, except percentages):

	Years ended
	2015	2014	2013
Income tax expense	$25,200	$16,169	$16,013
Effective income tax rate	26.1%	19.8%	26.3%

The estimate of our annual effective tax rate is subject to variation due to several factors including: variability in taxable income and loss and the mix of jurisdictions to which they relate, tax credits, audit developments, changes in law, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. Except as required under U.S. tax law, we do not provide for U.S. taxes on undistributed earnings of our foreign subsidiaries since we consider those earnings to be permanently invested outside of the U.S.

The most significant driver of fluctuations in our effective income tax rate is the Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage hiring of workers from certain disadvantaged targeted categories, and is generally calculated as a percentage of wages over a twelve month period up to worker maximum by targeted category. Based on historical results and business trends we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted categories; 2) the targeted categories are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices often delay their credit certification processing from a few months to several years and have inconsistent certification rates. We recognize additional prior year hiring credits if credits in excess of original estimates have been certified by government offices. WOTC was retroactively restored from January 1, 2015 through December 31, 2019, as a result of the Protecting Americans from Tax Hikes Act of 2015, signed into law on December 18, 2015.

Changes to our effective income tax rate as a result of hiring credits were as follows:

	Years ended
	2015	2014	2013
Effective income tax rate without hiring credits	41.6%	41.1%	43.4%
Hiring credits estimate from current year wages	(10.5)	(10.7)	(9.5)
Effective income tax rate before prior year adjustments	31.1	30.4	33.9
Additional hiring credits from prior year wages	(5.0)	(10.6)	(7.6)
Effective income tax rate with hiring credits	26.1%	19.8%	26.3%

Page - 22

Fiscal 2015 as compared to fiscal 2014
The principal difference between our statutory federal income tax rate of 35% and the effective income tax rate is state and foreign income taxes, certain non-deductible expenses, and WOTC. Our effective income tax rate on earnings for fiscal 2015 was 26.1%, compared 19.8% for the same period in 2014. The increase in the effective income tax rate is primarily due to a $2.5 million reduction in tax benefits from hiring credits.
Fiscal 2014 compared to fiscal 2013
The principal difference between our statutory federal income tax rate of 35% and the effective income tax rate is state and foreign income taxes, certain non-deductible expenses, and WOTC.Our effective tax rate on earnings for fiscal 2014 was 19.8% as compared to 26.3%, for the same period in 2013. The 6.5% decrease in the tax rate is primarily due to a $7.1 million increase in tax benefits from hiring credits.

Segment results
In the fourth quarter of 2014 we changed our organizational structure as a result of our acquisition of Seaton on June 30, 2014. Legacy TrueBlue operated within the staffing industry, providing contingent, industrial labor to customers, which we aggregated into one reportable segment in accordance with U.S. GAAP. The acquisition of Seaton added a full service line of on-premise contingent, industrial staffing. On-premise staffing is large scale sourcing, screening, recruiting, and management of the contingent labor workforce at a customer's facility. This service line is an operating segment which is aggregated with the legacy TrueBlue operations and reported as Staffing Services. Effective December 1, 2015, we acquired SIMOS, a leading provider of on-premise workforce management solutions. SIMOS broadens our on-premise staffing solution and is included in Staffing Services.

The acquisition of Seaton also added complementary outsourced service offerings in recruitment process outsourcing and managed service provider solutions. Recruitment process outsourcing is high-volume sourcing, screening and recruitment of permanent employees for all major industries and jobs. Managed service provider solutions provide customers with improved quality and spend management of their contingent labor vendors. The complementary service lines are operating segments, which are aggregated and reported as Managed Services.

Revenue from services and income from operations associated with our segments were as follows (in thousands, except percentages):

	Years ended
	2015		2014		2013
Revenue from services		Revenue growth %		Revenue growth %		Revenue growth %
Staffing Services	$2,591,166	21.9%	$2,125,915	27.4%	$1,668,929	20.1%
Managed Services	104,514	117.1%	48,130		—
Total Company	$2,695,680	24.0%	$2,174,045	30.3%	$1,668,929	20.1%

Income from operations		% of revenue		% of revenue		% of revenue
Staffing Services	$164,846	6.4%	$138,205	6.5%	$113,230	6.8%
Managed Services	12,344	11.8%	5,937	12.3%	—
Depreciation and amortization	(41,843)		(29,474)		(20,472)
Corporate unallocated	(37,505)		(32,940)		(33,175)
Total Company	97,842	3.6%	81,728	3.8%	59,583	3.6%
Interest and other income (expense), net	(1,395)		116		1,354
Income before tax expense	$96,447		$81,844		$60,937

Page - 23

Staffing Services
Revenue grew to $2,591.2 million for fiscal 2015, a 21.9% increase compared to the same period in the prior year, primarily due to the acquisitions of Seaton in the prior year and SIMOS in the current year. The year ended December 25, 2015 included a full year of revenue for Seaton of $705.1 million compared to $346.3 million from the date of acquisition through our year ended December 26, 2014, or 15.9% of our revenue growth. The year ended December 25, 2015 included one month of SIMOS revenue of $22.2 million or 1.0% of our revenue growth over the prior year. Organic revenue growth for the year ended December 25, 2015 was 4.7%. The organic revenue growth was driven by widespread improvement across most of our staffing service lines, geographies, and the industries we serve. The construction industry saw considerable growth driven by improving momentum in both residential and commercial construction as well as green energy projects. Rapid growth in online commerce resulted in considerable growth in warehousing and distribution. Demand by the transportation industry for our driver workforce solutions continues to see double digit growth.We saw improving trends with small to medium sized customers and continued growth with our national customers. The positive trends are partially offset by continued pressure on the manufacturing industry, which continues to face a challenging export market.

Income from operations as a percent of revenue decreased slightly to 6.4% the year ended December 25, 2015, compared to 6.5% for the same period in 2014. The decrease is primarily related to investments made in start-up costs for on-site customers and other investments to enable continued growth.We expect the the benefit of those investments to be fully realized in 2016.

For the fiscal year ended 2015, one customer, Amazon, represented 13.1% and 13.7% of total Company and the Staffing Services reportable segment revenues, respectively. For the fiscal years ended 2014 and 2013, no single customer represented more than 10% of total Company. For fiscal year ended 2014, no single customer represented more than 10% of total Staffing Services reportable segment revenues.

Managed Services

Managed service revenue and income from operations for the year ended December 25, 2015, include a full year of results for Seaton compared to partial year results from the acquisition date of June 30, 2014 through December 26, 2014.

Income from operations as a percent of revenue decreased slightly to 11.8% for the year ended December 25, 2015, compared to 12.3% for the same period in 2014. The decrease is primarily related to investments made in start-up costs for new recruitment process outsourcing customers.

For the fiscal year ended 2015, two customers represented 10.6% and 10.2% of our Managed Services reportable segment revenues, respectively. For the fiscal year ended 2014, no single customer represented more than 10% of Managed Services reportable segment revenues.

Future Outlook

We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for the financial performance of our recent acquisitions as well as continued organic growth. Producing strong organic revenue and gross profit growth to further leverage our cost structure and generate increasing operating income as a percentage of revenue continues to be our top priority. We expect revenue growth of approximately 16% for fiscal 2016 as compared to fiscal 2015, comprised of the following:

•
Effective December 1, 2015, we acquired SIMOS, a leading provider of on-premise workforce management solutions. The acquired operations expand and complement our Staff Management | SMX on-premise services. We expect SIMOS to produce annual revenue of approximately $185 million, or 5.6% of total revenue growth, and operating income of approximately $9 million for fiscal 2016.

•
Effective January 4, 2016, we acquired Aon Hewitt’s RPO business, a leading provider of recruitment process outsourcing services. The acquired operations expand and complement our PeopleScout services and will be fully integrated with this service line in 2016. We expect the acquired RPO business of Aon Hewitt to produce annual revenue of approximately $65 million, or 2.4% of total revenue growth, and operating income of approximately $10 million for fiscal 2016.

•
We expect total organic revenue growth of approximately 8% for fiscal 2016 as compared to the prior year. The organic revenue growth expectation of 8% is comparable to that achieved in fiscal 2015 of 7.2%. Our expectations for fiscal 2016 are less than the peak revenue growth of approximately 14% for the fourth quarter of 2015 as compared to the prior year.  Revenue growth slowed toward the end of the fourth quarter of 2015. This slowing, which was especially pronounced

Page - 24

for our national customer base and retail industry, continued into January of 2016.

We remain optimistic for fiscal 2016 with continued demand for our specialized workforce solutions in an increasingly tight labor market. We also expect demand to fluctuate in choppy patterns, as it has since emerging from the recession in 2010.

Providing our customers with a scalable workforce is a key value proposition of our business model and we are well versed in our ability to respond by scaling our own cost structure. We expect operating income of approximately $133 million for fiscal 2016, or 4.2% as a percentage of revenue, as compared to 3.6% for 2015. Operating income for fiscal 2016 includes approximately $7 million of estimated non-recurring integration costs and $7 million of estimated incremental intangible asset amortization related to the acquisition of SIMOS and the RPO business of Aon Hewitt.

We remain committed to technology innovation that makes it easier for our customers to do business with us and easier to connect people to work. We are investing in online and mobile applications to improve the access, speed, and ease of connecting our customers and workers. We will continue to invest in technology that increases our sustainability, scalability, and agility. These investments improve the efficiency and effectiveness of delivering our service and are reducing our dependence on local branches to process workers. Additionally, these investments advance our ability to centralize high-volume activities, which have increased the reliability of our service delivery and allowed our field personnel to focus on matching the customer's needs with the best solution to enhance their performance.

Acquisitions will remain a key element of our growth strategy. We have a proven track record of successfully acquiring and integrating companies and believe we have a strong business competence to continue to do so.
LIQUIDITY AND CAPITAL RESOURCES
The following discussion highlights our cash flow activities for the years ended December 25, 2015, December 26, 2014, and December 27, 2013.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Years ended
	2015	2014	2013
Net income	$71,247	$65,675	$44,924
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	41,843	29,474	20,472
Provision for doubtful accounts	7,132	11,815	12,063
Stock-based compensation	11,103	11,051	8,412
Deferred income taxes	5,176	12,663	(3,844)
Other operating activities	446	898	2,116
Changes in operating assets and liabilities:
Accounts receivable	(89,474)	(77,629)	(4,181)
Income tax receivable	(16,678)	(5,696)	4,113
Accounts payable and other accrued expenses	23,261	(8,683)	(3,592)
Accrued wages and benefits	12,203	12,069	(3,643)
Workers’ compensation claims reserve	14,736	1,579	9,859
Other assets and liabilities	(8,923)	(5,691)	(631)
Net cash provided by operating activities	$72,072	$47,525	$86,068
Fiscal 2015 compared to fiscal 2014
Net cash provided by operating activities increased $24.5 million in 2015 as compared with 2014, primarily due to:

•	An increase in net income of $5.6 million due to a combination of a full year of legacy Seaton results and legacy TrueBlue organic growth.

Page - 25

•
An increase in accounts payable and other accrued expenses of $31.9 million, primarily due to organic revenue growth in the fourth quarter of 14.1% and timing of payments. Additionally, the prior year accounts payable and accrued expenses were lower due to accelerated vendor payments to facilitate the transition of Seaton to TrueBlue's ERP system.

•
An increase in workers' compensation claims reserve ("reserve") of $13.2 million, primarily due to increased delivery of services. The reserve generally increases as our staffing services increase and decreases when staffing services decline.

•
An increase in depreciation and amortization of $12.4 million due to a full year of amortization of acquired finite-lived intangible assets in connection with our acquisition of Seaton, as compared to half a year in 2014.

•	An increase in accounts receivable of $11.8 million, primarily due to organic revenue growth in the fourth quarter of 14.1% compared to the same period in the prior year.

•
An increase in income tax receivable of $11.0 million, primarily driven by restoring the Work Opportunity Tax Credit ("WOTC"). WOTC is designed to encourage the hiring of workers from certain disadvantaged targeted categories. The Protecting Americans from Tax Hikes Act was signed into law on December 18, 2015, which restored these WOTC benefits retrospectively from January 1, 2015.

Fiscal 2014 compared to fiscal 2013
Net cash provided by operating activities decreased $38.5 million in 2014 as compared to 2013, primarily due to:

•	An increase in net income of $20.8 million, primarily due to the acquisition of Seaton.

•
An increase in accounts receivable of $73.4 million, primarily due to revenue growth related to the acquisition of Seaton. Demand for Staff Management on-premise services is significantly higher during the fourth quarter in connection with manufacturing and distributing for the holiday season. Historically, legacy TrueBlue accounts receivable peaked in the third quarter and de-leveraged in the fourth quarter.

•	An increase in deferred taxes of $16.5 million, primarily due to nondeductible intangibles acquired in connection with the acquisition of Seaton.
Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Years ended
	2015	2014	2013
Capital expenditures	$(18,394)	$(16,918)	$(13,003)
Acquisition of businesses, net of cash acquired	(67,500)	(305,876)	(77,560)
Purchases of marketable securities	—	(25,057)	(40,800)
Sales and maturities of marketable securities	1,500	44,167	20,050
Changes in restricted cash, cash equivalents, and investments	(20,632)	(14,753)	(13,952)
Net cash used in investing activities	$(105,026)	$(318,437)	$(125,265)
Fiscal 2015 compared to fiscal 2014
Net cash used in investing activities decreased $213.4 million in 2015 as compared to 2014:

•	Cash used in investing activities of $67.5 million in 2015 was for the acquisition of SIMOS. In the prior year, we acquired Seaton for $305.9 million.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. Changes in restricted cash, cash equivalents, and investments increased to $20.6 million for the year ended December 25, 2015 compared to $14.8 million for the same period in the prior year. This increase in cash used in investing activities was primarily due to an increase in collateral requirements paid to our workers' compensation insurance providers due to both organic growth in operations and acquisitions.

Fiscal 2014 compared to fiscal 2013
Net cash used in investing activities increased $193.2 million in 2014 as compared to 2013.

Page - 26

•	Cash used in investing activities increased primarily due to the acquisition of Seaton for $305.9 million.

•	We sold the majority of our marketable securities during the third quarter of 2014 to help fund our acquisition of Seaton.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. Changes in restricted cash, cash equivalents, and investments increased by $14.8 million for fiscal 2014. This increase is primarily due to an increase in the collateral requirements by our workers' compensation insurance providers related to the acquisition of Seaton.

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Years ended
	2015	2014	2013
Net proceeds from stock option exercises and employee stock purchase plans	$1,563	$2,191	$9,136
Common stock repurchases for taxes upon vesting of restricted stock	(3,869)	(3,114)	(2,800)
Net change in revolving credit facility	46,091	171,994	—
Proceeds from long-term debt	—	—	34,000
Payments on debt and other liabilities	(2,078)	(2,267)	(8,681)
Other	1,079	978	713
Net cash provided by financing activities	$42,786	$169,782	$32,368
Fiscal 2015 compared to fiscal 2014
Cash provided by financing activities decreased $127.0 million in 2015 as compared to 2014, primarily due to repayments made on our Revolving Credit Facility, net of the purchase of SIMOS. See Note 9: Long-term Debt, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Revolving Credit Facility.
Fiscal 2014 compared to fiscal 2013
Cash provided by financing activities increased $137.4 million in 2014 as compared to 2013, primarily due to financing a portion of the Seaton acquisition with the Revolving Credit Facility in the amount of $187.0 million. See Note 2: Acquisitions and Note 9: Long-Term Debt, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Seaton acquisition and Revolving Credit Facility.
Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
On January 4, 2016, in connection with the acquisition of the RPO business of Aon Hewitt, we entered into a Third Amendment to the Second Amended and Restated Credit Agreement dated June 30, 2014. The Amendment provides for a temporary $30 million increase in our existing $300 million revolving line of credit, for a total of $330 million. The temporary increase will expire in $10 million increments on April 1, May 1, and June 1 of 2016. The Revolving Credit Facility is an asset-backed facility, which is secured by a pledge of substantially all of the assets of TrueBlue, Inc. and material U.S. domestic subsidiaries. The additional amount available to borrow at December 25, 2015 was $77.3 million. We believe the Revolving Credit Facility provides adequate borrowing capacity.

•
We had cash and cash equivalents of $29.8 million at December 25, 2015. We expect to continue to apply excess cash towards the outstanding balance on our Revolving Credit Facility. Of the total cash and cash equivalents of $29.8 million, $5.7 million resides in our international subsidiaries.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At December 25, 2015, we had restricted cash and investments totaling $188.4 million.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.

Page - 27

Capital resources
Revolving Credit Facility
See Note 9: Long-term Debt, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Revolving Credit Facility.
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At December 25, 2015, we had restricted cash and investments totaling $188.4 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust").
We established investment policy directives for the Trust with the first priority to ensure sufficient liquidity to pay workers' compensation claims, second, to maintain and ensure a high degree of liquidity, and third, to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include municipal debt securities, corporate debt securities, and agency mortgage-backed securities. For those investments rated by nationally recognized statistical rating organizations the minimum ratings are:

	S&P	Moody's	Fitch
Short-term rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term rating	A-	A3	A-
Workers’ compensation insurance, collateral and claims reserves
Workers' compensation insurance
We provide workers’ compensation insurance for our employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
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

Page - 28

Our total collateral commitments were made up of the following components for the fiscal period end dates presented (in thousands):

	2015	2014
Cash collateral held by insurance carriers	$23,133	$22,639
Cash and cash equivalents held in Trust	26,046	43,856
Investments held in Trust	126,788	90,095
Letters of credit (1)	4,520	6,513
Surety bonds (2)	17,946	16,861
Total collateral commitments	$198,433	$179,964

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers' compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented (in thousands):

	2015	2014
Total workers’ compensation reserve	$266,280	$242,839
Add back discount on workers' compensation reserve (1)	18,026	13,381
Less excess claims reserve (2)	(49,026)	(42,612)
Reimbursable payments to insurance provider (3)	10,610	8,336
Less portion of workers' compensation not requiring collateral (4)	(47,457)	(41,980)
Total collateral commitments	$198,433	$179,964

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. We discount our workers' compensation liability as we believe the estimated future cash outflows are readily determinable. The discounted workers’ compensation claims reserve was $266.3 million at December 25, 2015.
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
Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:

•	Changes in medical and time loss (“indemnity”) costs.

•	Changes in mix between medical only and indemnity claims.

•	Regulatory and legislative developments impacting benefits and settlement requirements.

•	Type and location of work performed.

•	The impact of safety initiatives.

•	Positive or adverse development of claims.

Page - 29

Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 25, 2015, the weighted average rate for deductible and self-insured claims was 1.8%. The claim payments are made over an estimated weighted average period of approximately 5.0 years.
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 25, 2015, the weighted average rate was 2.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $49.0 million and $42.6 million as of December 25, 2015 and December 26, 2014, respectively.

The following table provides an analysis of changes in our workers’ compensation claims reserves (in thousands):

	Years ended
	2015	2014	2013
Beginning balance	$242,839	$214,829	$195,588
Self-insurance reserve expenses related to current year, net (1)	93,138	82,102	68,249
Payments related to current year claims (2)	(19,519)	(17,482)	(14,784)
Payments related to claims from prior years (2)	(51,232)	(43,164)	(34,329)
Changes to prior years’ self-insurance reserve, net (3)	(10,117)	(22,426)	(19,092)
Amortization of prior years’ discount (4)	(1,293)	6,182	3,767
Net change in excess claims reserve (5)	3,976	2,216	7,032
Liability assumed from acquired business, net (6)	8,488	20,582	8,398
Ending balance	266,280	242,839	214,829
Less current portion	69,308	64,556	49,942
Long-term portion	$196,972	$178,283	$164,887

(1)
Our self-insurance reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 25, 2015, the weighted average rate was 1.8%.

(2)	Payments made against self-insured claims are made over a weighted average period of approximately 5.0 years.

(3)	Changes in reserve estimates are reflected in the statement of operations in the period when the changes in estimates are made.

(4)
The discount is amortized over the estimated weighted average life. In addition, any changes to the estimated weighted average lives and corresponding discount rates for actual payments made are reflected in the statement of operations in the period when the changes in estimates are made.

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

(6)
Effective December 1, 2015, we acquired SIMOS, including $8.5 million of workers' compensation liability. For the period ended December 25, 2015, the assumed liability was reduced for payments and changes to actuarial estimates. Effective June 30, 2014, we acquired Seaton, including $26.4 million of workers' compensation liability. For the period ended December 26, 2014, the assumed liability was reduced for payments and changes to actuarial estimates. Effective February 4, 2013, we acquired substantially all of the assets and assumed certain liabilities of MDT, including $9.4 million of workers' compensation liability. For the period ended December 27, 2013, the assumed liability was reduced for payments and changes to actuarial estimates.

Page - 30

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a summary of our contractual obligations as of the end of fiscal 2015. We expect to fund these commitments with existing cash and cash equivalents, and cash flows from operations.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest and fees (1):
Revolving Credit Facility	$234,210	$4,632	$9,263	$220,315	$—
Term Loan	28,641	2,782	25,859	—	—
Workers' compensation claims (2)	235,280	71,607	69,842	29,649	64,182
Deferred compensation (3)	1,531	549	472	246	264
Operating leases (4)	25,290	6,788	9,788	7,091	1,623
Purchase obligations (5)	12,093	8,613	3,229	251	—
Contingent consideration (6)	22,500	—	22,500	—	—
Total contractual cash obligations	$559,545	$94,971	$140,953	$257,552	$66,069

(1)
Interest and fees are calculated based on the rates in effect at December 25, 2015. Our Revolving Credit Facility expires in 2019. For additional information, see Note 9: Long-term Debt to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

(4)
Excludes all payments related to branch leases with short-term cancellation provisions, typically within 90 days. For additional information, see Note 10: Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(5)
Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding, and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty.

(6)
An additional cash payment of $22.5 million of contingent consideration may be payable in 2017, depending on the performance of SIMOS through fiscal 2016. For additional information, see Note 2: Acquisitions to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Liability for unrecognized tax benefits has been excluded from the table above, as the timing and/or amounts of any cash payment is uncertain. For additional information, see Note 14: Income Taxes, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Page - 31

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
There are two main factors that impact workers’ compensation expense: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. A 5% change in the cost of claims incurred would result in a change to workers' compensation expense of approximately $5 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.
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

Effective December 1, 2015, we acquired SIMOS Insourcing Solutions Corporation ("SIMOS"), an Atlanta-based provider of on-premise contingent staffing solutions. SIMOS is a leading provider of on-premise workforce management solutions. SIMOS

Page - 32

broadens our Staff Management on-premise contingent staffing solution. SIMOS was acquired for a cash purchase price of $67.5 million. An additional cash payment between zero and $22.5 million of contingent consideration will be payable in mid fiscal 2017, depending on SIMOS achieving a fiscal 2016 earnings before interest, taxes, depreciation, and amortization target ("EBITDA target"). The actual EBITDA achieved must be in excess of 87.5% of the EBITDA target (“EBITDA threshold”) before any amounts are earned. The preliminary undiscounted fair value of the contingent consideration as of the acquisition date was determined to be $22.2 million. Using a risk adjusted weighted average cost of capital rate of 10.0%, the present value of the contingent consideration was estimated to be $19.3 million, as of the acquisition date. The contingent consideration liability was based on a probability weighted fair value measurement using unobservable inputs (Level 3) which rely on management's estimates of assumptions that market participants would use in pricing the liability. The valuation is judgmental in nature and involves the use of significant estimates and assumptions to forecast fiscal 2016 results. We expect to complete the purchase accounting for SIMOS during the first quarter of fiscal 2016.  We will review and re-assess the estimated fair value of the contingent consideration on a quarterly basis thereafter. The updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent consideration liability related to the time component of the present value calculation will be reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs, if due to changes in facts and circumstances after the purchase date, will be reported in operating income. Customer demand for contingent staffing services is subject to volatility based on overall economic conditions and workforce flexibility needs. As a consequence, revenues tend to decrease quickly when the economy begins to weaken and/or individual customer demand for workforce flexibility weakens. If actual results were to significantly deviate from management's estimates and assumptions of future performance, we could experience a material change in the estimated fair value.
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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. The fair value of each reporting unit is estimated using an income approach and applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent impairment test ranged from 12.0% to 13.5%. We also apply the market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples we compare to are revenue and earnings before interest, taxes, depreciation, and amortization. These combined fair values are then reconciled to the aggregate market value of our shares of common stock outstanding on the date of valuation, resulting in a reasonable control premium. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. Based on our test, all of our legacy TrueBlue reporting units' fair values were substantially in excess of their carrying values. Accordingly, no impairment loss was recognized.

Page - 33

The estimated fair value of our PlaneTechs reporting unit was in excess of 20% of its carrying value. However, this reporting unit continues to focus on transitioning to a more diversified aviation customer portfolio, and expanding its provision of mechanics and technicians to other transportation industries. As such, we believe this reporting unit carries more risk of future impairment in comparison to our other legacy TrueBlue reporting units. In the event the forecasted revenue growth rate declines by approximately 4% or gross margin as a percentage of revenue declines by approximately 1% or the discount rate increases by approximately 3%, the carrying value of our PlaneTechs reporting unit would exceed its fair value. In that event, we would be required to measure for possible goodwill impairment. We will continue to closely monitor the operational performance of the PlaneTechs reporting unit as it relates to goodwill impairment.

Effective June 30, 2014, our acquisition of Seaton added a full service line of on-premise staffing with Staff Management | SMX ("Staff Management"), complementary service offerings in recruitment process outsourcing ("RPO") with the PeopleScout and hrX service lines, and the management of contingent labor services provider ("MSP") solutions portion of Staff Management. We consider the acquired service lines to be reporting units for goodwill impairment testing. In our annual impairment test, all of our acquired Seaton reporting units' estimated fair values exceeded their carrying values. However, the acquired PeopleScout, hrX, and MSP reporting units' fair values were not substantially in excess of their carrying values.

The estimated fair value of the PeopleScout reporting unit was in excess of its carrying value by approximately 11% as of the assessment date, which is primarily due to the proximity of the goodwill impairment assessment date to the recent acquisition date of Seaton. Goodwill of $48.0 million was allocated to the PeopleScout reporting unit. A discount rate of 12.0% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 1% or the forecasted revenue growth rate declines by approximately 1% or gross margin as a percentage of revenue declines by approximately 1%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment. We will continue to monitor the operational performance of this newly acquired reporting unit as it relates to goodwill impairment.

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

The estimated fair value of the hrX reporting unit was in excess of its carrying value by approximately 7% as of the assessment date, which is due to the proximity of the goodwill impairment assessment date to the recent acquisition date of Seaton and actual post-acquisition results' not meeting revenue or profitability targets forecasted at the time of acquisition. Historically, hrX focused exclusively on the Australia and New Zealand marketplace selling both recruitment process outsourcing services and Springboard, their applicant tracking system ("ATS"). The future success of hrX will become progressively more dependent on expanding their geographic reach for their RPO services and ATS solutions as part of the strategy for PeopleScout hrX to globalize their service offerings. We have updated our forecasts for this reporting unit and will closely monitor its performance against these revised forecasts. Less than forecasted performance will result in reevaluation of our impairment conclusion at an interim date. Goodwill of $56.9 million was allocated to the hrX reporting unit. A discount rate of 12% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 0.9% or the forecasted revenue growth rate declines by approximately 2% or gross margin as a percentage of revenue declines by approximately 3%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment.

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

Indefinite-lived intangible assets

We have indefinite-lived intangible assets related to our CLP Resources, Spartan Staffing, Staff Management, and PeopleScout trade names. We test our trade names annually for impairment, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we

Page - 34

recognize an impairment loss in an amount equal to the excess. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. We performed our annual indefinite-lived intangible asset impairment test as the first day of our second fiscal quarter and determined that the estimated fair values exceeded the carrying amounts of all our indefinite-lived trade names. Accordingly, no impairment loss was recognized.
Estimated contingent legal and regulatory liabilities
From time to time we are subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration, and safety. We are also subject to legal proceedings in the ordinary course of our operations. We have established reserves for contingent legal and regulatory liabilities. We record a liability when our management judges that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We evaluate our estimated liability regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.
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

Page - 35

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
Trust Assets
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of the workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities, and agency mortgage-backed securities. The majority of our collateral obligations are held in a trust ("Trust") at the Bank of New York Mellon. The individual investments within the Trust are subject to credit risk due to possible rating changes, default, or impairment. We monitor the portfolio to ensure this risk does not exceed prudent levels. We consistently apply and adhere to our investment policy of holding high quality, diversified securities. We have the positive intent and ability to hold these investments until maturity and accordingly have classified them as held-to-maturity. For additional information, see Note 5: Restricted Cash and Investments, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Long-term Debt
We are subject to the risk of fluctuating interest rates on our Revolving Credit Facility and Term Loan, which bear interest at variable rates. For additional information, see Note 9: Long-term Debt, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Based on the principal balance of our outstanding Term Loan of $27.6 million and Revolving Credit Facility of $218.1 million as of December 25, 2015, an increase or decrease of 10% in the interest rate over the next year would not have a material effect on our annual interest expense.
Foreign Currency Exchange Rate Risk
The majority of our revenue, expense, liabilities, and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, primarily the Canadian and Australian dollar. We have not hedged our foreign currency translation risk. We have the ability to hold our foreign currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates will have a material impact on future operating results or cash flows.

Page - 36

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

Page - 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TrueBlue, Inc.
Tacoma, Washington
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 25, 2015 and December 26, 2014, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 25, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TrueBlue, Inc. and subsidiaries as of December 25, 2015 and December 26, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 22, 2016

Page - 38

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	Years ended
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$29,781	$19,666
Marketable securities	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $5,902 and $7,603	461,476	359,903
Prepaid expenses, deposits and other current assets	23,553	18,778
Income tax receivable	28,155	10,516
Deferred income taxes, net	7,393	5,444
Total current assets	550,358	415,807
Property and equipment, net	57,530	61,392
Restricted cash and investments	188,412	168,426
Goodwill	268,495	241,855
Intangible assets, net	153,859	136,560
Other assets, net	48,181	42,631
Total assets	$1,266,835	$1,066,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$69,727	$50,256
Accrued wages and benefits	86,070	69,692
Current portion of workers' compensation claims reserve	69,308	64,556
Other current liabilities	2,871	2,726
Total current liabilities	227,976	187,230
Workers’ compensation claims reserve, less current portion	196,972	178,283
Long-term debt, less current portion	243,397	199,383
Deferred income taxes, net	26,892	19,768
Other long-term liabilities	36,025	12,673
Total liabilities	731,262	597,337

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 42,024 and 41,530 shares issued and outstanding	1	1
Accumulated other comprehensive income (loss)	(14,013)	871
Retained earnings	549,585	468,462
Total shareholders’ equity	535,573	469,334
Total liabilities and shareholders’ equity	$1,266,835	$1,066,671
See accompanying notes to consolidated financial statements

Page - 39

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years ended
	2015	2014	2013
Revenue from services	$2,695,680	$2,174,045	$1,668,929
Cost of services	2,060,007	1,637,066	1,226,626
Gross profit	635,673	536,979	442,303
Selling, general and administrative expenses	495,988	425,777	362,248
Depreciation and amortization	41,843	29,474	20,472
Income from operations	97,842	81,728	59,583
Interest expense	(4,160)	(3,156)	(1,248)
Interest and other income	2,765	3,272	2,602
Interest and other income (expense), net	(1,395)	116	1,354
Income before tax expense	96,447	81,844	60,937
Income tax expense	25,200	16,169	16,013
Net income	$71,247	$65,675	$44,924

Net income per common share:
Basic	$1.73	$1.61	$1.12
Diluted	$1.71	$1.59	$1.11

Weighted average shares outstanding:
Basic	41,226	40,734	40,166
Diluted	41,622	41,176	40,502

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$(14,362)	$(1,281)	$(689)
Unrealized gain (loss) on investments, net of tax	(522)	119	(96)
Total other comprehensive loss, net of tax	(14,884)	(1,162)	(785)
Comprehensive income	$56,363	$64,513	$44,139
See accompanying notes to consolidated financial statements

Page - 40

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common stock			Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount	Retained earnings
Balances, December 28, 2012	40,220	$1	$330,855	$2,818	$333,674
Net income			44,924		44,924
Other comprehensive loss, net of tax				(785)	(785)
Issuances under equity plans, including tax benefits	865		7,135		7,135
Stock-based compensation			8,412		8,412
Balances, December 27, 2013	41,085	1	391,326	2,033	393,360
Net income			65,675		65,675
Other comprehensive loss, net of tax				(1,162)	(1,162)
Issuances under equity plans, including tax benefits	445		410		410
Stock-based compensation			11,051		11,051
Balances, December 26, 2014	41,530	1	468,462	871	469,334
Net income			71,247		71,247
Other comprehensive loss, net of tax				(14,884)	(14,884)
Issuances under equity plans, including tax benefits	494		(1,227)		(1,227)
Stock-based compensation			11,103		11,103
Balances, December 25, 2015	42,024	$1	$549,585	$(14,013)	$535,573
 See accompanying notes to consolidated financial statements

Page - 41

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	2015	2014	2013
Cash flows from operating activities:
Net income	$71,247	$65,675	$44,924
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	41,843	29,474	20,472
Provision for doubtful accounts	7,132	11,815	12,063
Stock-based compensation	11,103	11,051	8,412
Deferred income taxes	5,176	12,663	(3,844)
Other operating activities	446	898	2,116
Changes in operating assets and liabilities:
Accounts receivable	(89,474)	(77,629)	(4,181)
Income tax receivable	(16,678)	(5,696)	4,113
Other assets	(6,398)	(7,361)	(7,341)
Accounts payable and other accrued expenses	23,261	(8,683)	(3,592)
Accrued wages and benefits	12,203	12,069	(3,643)
Workers’ compensation claims reserve	14,736	1,579	9,859
Other liabilities	(2,525)	1,670	6,710
Net cash provided by operating activities	72,072	47,525	86,068

Cash flows from investing activities:
Capital expenditures	(18,394)	(16,918)	(13,003)
Acquisition of businesses, net of cash acquired	(67,500)	(305,876)	(77,560)
Purchases of marketable securities	—	(25,057)	(40,800)
Sales and maturities of marketable securities	1,500	44,167	20,050
Change in restricted cash and cash equivalents	18,374	(9,283)	(16,122)
Purchases of restricted investments	(51,516)	(18,196)	(13,411)
Maturities of restricted investments	12,510	12,726	15,581
Net cash used in investing activities	(105,026)	(318,437)	(125,265)

Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	1,563	2,191	9,136
Common stock repurchases for taxes upon vesting of restricted stock	(3,869)	(3,114)	(2,800)
Net change in revolving credit facility	46,091	171,994	—
Proceeds from long-term debt	—	—	34,000
Payments on debt and other liabilities	(2,078)	(2,267)	(8,681)
Other	1,079	978	713
Net cash provided by financing activities	42,786	169,782	32,368
Effect of exchange rate changes on cash and cash equivalents	283	(1,207)	(681)
Net change in cash and cash equivalents	10,115	(102,337)	(7,510)
CASH AND CASH EQUIVALENTS, beginning of period	19,666	122,003	129,513
CASH AND CASH EQUIVALENTS, end of period	$29,781	$19,666	$122,003
See accompanying notes to consolidated financial statements

Page - 42

TRUEBLUE, INC.
Notes to Consolidated Financial Statements

NOTE 1:SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of specialized workforce solutions, helping clients improve growth and performance by providing staffing, recruitment process outsourcing, and managed service provider solutions. Our workforce solutions meet clients’ needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help businesses be more productive and we connect people to work each year. We are headquartered in Tacoma, Washington.
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
Fiscal period end

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year ending on the last Friday of December. In fiscal years consisting of 53 weeks the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks. The three most recent years ended on December 25, 2015, December 26, 2014, and December 27, 2013, all of which contained 52 weeks. Our 2016 fiscal year will include 53 weeks, with the 53rd week falling in our fourth fiscal quarter.
Revenue recognition

Revenue is recognized at the time the service is provided by the contingent worker. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment. Revenue from other staffing fee-based services is recognized when the services are provided. Revenue also includes billable travel and other reimbursable costs. Customer discounts or other incentives are recognized in the period the related revenue is earned. Revenues are reported net of sales, use, or other transaction taxes collected from customers and remitted to taxing authorities.
We record revenue on a gross basis as a principal versus on a net basis as an agent in the consolidated statement of operations. We have determined that gross reporting as a principal is the appropriate treatment based upon the following key factors:

•	We maintain the direct contractual relationship with the customer.

•	We have discretion in selecting and assigning the contingent worker to a particular job and establishing their billing rate.

•	We bear the risk and rewards of the transaction, including credit risk, if the customer fails to pay for services performed.
Cost of services
Cost of services refers to costs directly associated with the earning of revenue and primarily includes wages and related payroll taxes and workers’ compensation expenses. Cost of services also includes billable travel as well as other reimbursable and non-reimbursable expenses.
Advertising costs
Advertising costs consist primarily of print and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in Selling, general and administrative expenses were $9.1 million, $6.2 million, and $4.0 million in 2015, 2014, and 2013, respectively.

Page - 43

Notes to Consolidated Financial Statements—(Continued)

Cash and cash equivalents and marketable securities
We consider all highly liquid instruments purchased with an original maturity of three months or less at date of purchase to be cash equivalents. Investments with original maturities greater than three months are classified as marketable securities.We do not buy and hold securities principally for the purpose of selling them in the near future. Our investment policy is focused on the preservation of capital, liquidity, and return. From time to time, we may sell certain securities but the objective is generally not to generate profits on short-term differences in price. We manage our cash equivalents and marketable securities as a single portfolio of highly liquid securities.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are recorded at the invoiced amount together with interest for certain past due accounts. We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The allowance for doubtful accounts is determined based on current collection efforts, historical collection trends, write-off experience, customer credit risk, and current economic data. The allowance for doubtful accounts is reviewed quarterly and represents our best estimate of the amount of probable credit losses. Past due balances are written off when it is probable the receivable will not be collected. Our allowance for doubtful accounts was $5.9 million and $7.6 million as of December 25, 2015 and December 26, 2014, respectively.
Restricted cash and investments
Cash and investments pledged as collateral and restricted to use for workers' compensation insurance programs are included as Restricted cash and investments on our Consolidated Balance Sheets. Our investments consist of highly rated investment grade debt securities, which are rated A1/P1 or higher for short-term securities and A- or higher for long-term securities, by nationally recognized statistical rating organizations. We have the positive intent and ability to hold all these restricted investments until maturity in accordance with our investment policy and, accordingly, all of our restricted investments are classified as held-to-maturity. In the event that an investment is downgraded, it is replaced with a highly rated investment grade security. We review for impairment on a quarterly basis and do not consider temporary unrealized losses to be an impairment.
We have an agreement with AIG and the Bank of New York Mellon creating a trust ("Trust"), which holds the majority of our collateral obligations under existing workers' compensation insurance policies. Placing the collateral in the Trust allows us to manage the investment of the assets and provides greater protection of those assets.
Fair value of financial instruments and investments
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For assets and liabilities recorded or disclosed at fair value on a recurring basis, we determine fair value based on the following:
Level 1: The carrying value of cash and cash equivalents and mutual funds approximates fair value because of the short-term nature of these instruments. Inputs are valued using quoted market prices in active markets for identical assets or liabilities.
Level 2: Inputs other than quoted prices in active markets for identical assets and liabilities. Instead we use quoted prices for similar instruments in active markets or quoted prices or we estimate the fair value using a variety of valuation methodologies, which include observable inputs for comparable instruments and unobservable inputs. Our investments consist of highly rated investment grade debt securities, which are rated A1/P1 or higher for short-term securities and A- or higher for long-term securities, by nationally recognized statistical rating organizations.
Level 3: For assets and liabilities with unobservable inputs, we typically rely on management's estimates of assumptions that market participants would use in pricing the asset or liability.
The carrying value of our cash and cash equivalents and restricted cash approximates fair value because of the short-term maturity of those instruments. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.
The carrying value of our accounts receivable, accounts payable and other accrued expenses, and accrued wages and benefits approximates fair value due to their short-term nature. We also hold certain restricted investments which collateralize workers' compensation programs and are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets.
Certain items such as goodwill and other intangible assets are recognized or disclosed at fair value on a non-recurring basis. We determine the fair value of these items using Level 3 inputs, as described in the related sections below.

Page - 44

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
Leases
We conduct our branch office operations from leased locations. Many leases require payment of real estate taxes, insurance, and common area maintenance, in addition to rent. The terms of our lease agreements generally range from three to five years with options to cancel, typically within 90 days of notification.
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
Finite-lived intangible assets
Intangible assets primarily consist of identifiable finite-lived intangible assets acquired through acquisitions and include trade names/trademarks, customer relationships, non-compete agreements, and acquired technology. We amortize intangible assets using the straight-line method over their useful lives. We amortize non-compete covenants using the straight-line method over the lives of the related agreements.

Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We allocated goodwill to reporting units based on the reporting units that are expected to benefit from the business combination. We do not amortize goodwill but test it for impairment annually as of the first day of our fiscal second quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year and noted no significant indicators of impairment.
We test for goodwill impairment at the reporting unit level. We consider our service lines: Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, Centerline, On-premise Staffing, PeopleScout, hrX, and MSP to be our reporting units for goodwill impairment testing.

Page - 45

Notes to Consolidated Financial Statements—(Continued)

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
Based on our annual goodwill impairment test, all of the fair values of our service lines were in excess of their carrying values. Accordingly, no impairment loss was recognized. The fair values of our Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, Centerline, and On-premise Staffing were substantially in excess of their carrying values. The fair values of our PeopleScout, hrX, and MSP service lines were in excess of their carrying values by approximately 11%, 7%, and 15%, respectively, which was primarily due to the proximity of the goodwill impairment assessment date to the recent acquisition date of Seaton. We will continue to closely monitor the operational performance of these reporting units as it relates to goodwill impairment.
While the estimated fair value of our PlaneTechs reporting unit was in excess of 20% of its carrying value, this reporting unit continues to focus on transitioning to a more diversified aviation customer portfolio, and expanding its provision of mechanics and technicians to other transportation industries. As such, we believe this reporting unit carries more risk of future impairment in comparison to our other legacy TrueBlue reporting units. We will continue to closely monitor the operational performance of the PlaneTechs reporting unit as it relates to goodwill impairment.
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
There were no goodwill impairment charges recorded during fiscal 2015, 2014, or 2013.
Long-lived asset impairment
Long-lived assets include property and equipment and indefinite-lived intangible assets. Our indefinite-lived intangible assets consist of our CLP Resources, Spartan Staffing, Staff Management | SMX ("Staff Management"), and PeopleScout trade names and are tested for impairment annually. Property and equipment are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We have determined that no triggering events have occurred during the period that would require us to perform an impairment test. Factors considered important that could result in an impairment review include, but are not limited to, significant under performance relative to historical or planned operating results, significant changes in the manner of use of the assets, or significant changes in our business strategies. Long-lived assets are grouped at the lowest level at which identifiable cash flows are largely independent when assessing impairment. Our branch assets, including property and equipment, and customer relationship intangibles, are grouped and evaluated at the individual branch level. All other property and equipment and indefinite-lived intangibles are grouped at either the service line or corporate level, as appropriate, based on the identifiable cash flows. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis, relief from royalty method).

Page - 46

Notes to Consolidated Financial Statements—(Continued)

Considerable management judgment is necessary to estimate future after-tax cash flows, including cash flows from continuing use and terminal value. Accordingly, actual future results could vary from our estimates.
There were no long-lived asset impairment charges recorded during fiscal 2015, 2014, or 2013.
Business acquisitions
We account for our business acquisitions using the purchase method of accounting. The fair value of the net assets acquired and the results of the acquired business are included in the financial statements from the acquisition date forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired property and equipment, intangible assets, useful lives of property and equipment, and amortizable lives for acquired intangible assets, as well as liabilities for workers' compensation and legal contingencies. Any excess of the purchase consideration over the identified fair value of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. All acquisition-related costs are expensed as incurred and recorded in Selling, general, and administrative expenses. Additionally, we recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets, or unnecessary functions and record them as Selling, general, and administrative expenses.
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
Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that

Page - 47

Notes to Consolidated Financial Statements—(Continued)

analysis, we have determined that a valuation allowance is appropriate for certain net operating losses and tax credits that we expect will not be utilized within the permitted carry forward periods as of December 25, 2015 and December 26, 2014.
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
Foreign currency
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in other comprehensive income ("OCI") where applicable. Currency gains and losses on intercompany loans intended to be a permanent investments in international subsidiaries are included, net of tax, in OCI.
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
Shares of common stock outstanding
Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.7 million shares as of December 25, 2015 and December 26, 2014.
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

Recently issued accounting pronouncements not yet adopted

On January 5, 2016, the Financial Accounting Standards Board ("FASB") issued guidance on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), including interim periods within that annual period. Early adoption of the amendments in the guidance is not permitted, with limited exceptions, and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We plan to adopt the guidance on the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Page - 48

Notes to Consolidated Financial Statements—(Continued)

In November 2015, the FASB issued guidance to simplify the balance sheet disclosure of deferred income taxes. This guidance requires deferred tax liabilities and assets to be classified as non-current in the Consolidated Balance Sheet. The guidance is effective for annual periods beginning after December 15, 2016 (Q1 2017 for TrueBlue), including interim periods within that annual period. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We plan to retrospectively adopt the new guidance on the effective date.We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued guidance on the recognition of adjustments to preliminary amounts recognized in a business combination, which removes the requirement to retrospectively account for these adjustments. This guidance also requires the acquirer to disclose in the same reporting period the effect on earnings as a result of the change as if the adjustment were made at the acquisition date. This guidance is effective for annual periods beginning after December 15, 2015 (Q1 2016 for TrueBlue). We plan to adopt the new guidance on the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued guidance on the financial presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset.This guidance is effective for annual periods beginning after December 15, 2015 (Q1 2016 for TrueBlue), including interim periods within those annual periods, and must be applied on a retrospective basis. We plan to adopt the new guidance on the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued guidance on how to account for cloud computing arrangements that include a software license. The guidance requires customers to account for the software license element of the arrangement consistent with the acquisition of other software licenses. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (Q1 2016 for TrueBlue) and may be applied retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. We plan to adopt the new standard prospectively on the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance provides two methods of initial adoption: retrospective for all periods presented, or through a cumulative adjustment in the year of adoption. On July 9, 2015, the FASB approved a one year deferral of the effective date of the standard. The new effective date is for annual periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), including interim periods within those annual periods. We have not yet determined which method of adoption will be applied and are currently evaluating the impact that this guidance will have on our consolidated financial statements.

NOTE 2:	ACQUISITIONS
2015 Acquisition

Effective December 1, 2015, we acquired SIMOS Insourcing Solutions Corporation ("SIMOS"), an Atlanta-based provider of on-premise contingent staffing solutions for a cash purchase price of $67.5 million, which was funded by our existing credit facility. An additional cash payment between zero and $22.5 million of contingent consideration will be payable in 2017, depending on SIMOS achieving a fiscal 2016 earnings target. SIMOS broadens our Staff Management on-premise contingent staffing solution, which is part of our Staffing Services reportable segment.

We incurred acquisition and integration-related costs of $0.7 million in connection with the SIMOS acquisition, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income and cash flows from operating activities on the Consolidated Statements of Cash Flows for the year ended December 25, 2015.

The purchase price allocation for this acquisition as set forth in the table below reflects various preliminary fair value estimates and analysis, including work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate

Page - 49

Notes to Consolidated Financial Statements—(Continued)

to the fair values of certain workers compensation related tangible assets and liabilities acquired, intangible assets acquired, contingent consideration, and residual goodwill. We expect to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period. We expect to complete our purchase accounting during the first quarter of fiscal 2016.

The following table reflects our preliminary allocation of the purchase price (in thousands):

Purchase Price Allocation
Purchase price:
Cash purchase price	$67,500
Contingent consideration (1)	19,300
Total consideration	$86,800

Purchase price allocated as follows:
Accounts receivable (2)	$19,230
Prepaid expenses, deposits and other current assets	2,501
Property and equipment	464
Customer relationships	38,400
Trade name/trademarks	800
Technologies	100
Other non-current assets	2,500
Total assets acquired	63,995
Accounts payable and other accrued expenses	3,603
Accrued wages and benefits	4,174
Workers' compensation liability	8,520
Total liabilities assumed	16,297
Net identifiable assets acquired	47,698
Goodwill (3)	39,102
Total consideration allocated	$86,800

(1)
The purchase price included contingent consideration of zero to $22.5 million depending on achieving a fiscal 2016 earnings before interest, taxes, depreciation and amortization target ("EBITDA target"), which will be paid out in mid fiscal 2017. Actual results must be in excess of 87.5% of the EBITDA target before any amounts are earned. The preliminary undiscounted fair value of the contingent consideration  as of the acquisition date was determined to be $22.2 million. Using a risk adjusted weighted average cost of capital of 10.0%, the present value of the contingent consideration was estimated to be $19.3 million, as of the acquisition date. The contingent consideration liability was based on a probability weighted fair value measurement using unobservable inputs (Level 3) which rely on management's estimates of assumptions that market participants would use in pricing the liability. The valuation is judgmental in nature and involves the use of significant estimates and assumptions in forecasting fiscal 2016 results.

(2)	The gross contractual amount of accounts receivable was $19.3 million of which $0.1 million was estimated to be uncollectible.

(3)
Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers, and future cash flows after the acquisition of SIMOS. Goodwill is deductible for income tax purposes over 15 years as of December 1, 2015.

Intangible assets include identifiable intangible assets for customer relationships, trade name/trademarks, and technologies. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of December 1, 2015 (in thousands):

	Estimated Fair Value	Estimated Useful Lives in Years
Customer relationships	$38,400	9.0
Trade name/trademarks	800	3.0
Technologies	100	2.0
Total intangible assets	$39,300

Page - 50

Notes to Consolidated Financial Statements—(Continued)

The acquired assets and liabilities assumed of SIMOS are included in our Consolidated Balance Sheets as of December 25, 2015, and the results of its operations and cash flows are reported in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for the period from December 1, 2015 to December 25, 2015.

The amount of revenue and income from operations of SIMOS included in our Consolidated Statements of Operations and Comprehensive Income were $22.2 million and $2.2 million, respectively, for the period from the acquisition date to December 25, 2015.

Unaudited pro forma financial information
Had the acquisition of SIMOS occurred as of the beginning of fiscal year 2015 and 2014, such unaudited pro forma revenue would have been approximately $160.7 million and $129.3 million, respectively. Unaudited pro forma revenue is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed at the beginning of the period, nor is it indicative of future operating results.

Pro forma results of operations and potential adjustments for differences in workers' compensation expense, non-business related costs of the prior owner, amortization of finite-lived intangible assets, stock-based compensation expense, and non-recurring acquisition and integration related costs were not practical to determine, and accordingly have not been presented.

2014 Acquisition

Effective June 30, 2014, we completed the acquisition of all of the outstanding equity interests of Seaton, a Chicago-based corporation, for a cash purchase price of approximately $305.9 million, net of cash acquired. The Seaton acquisition added a full service line of on-premise blue-collar staffing, complementary service offerings in recruitment process outsourcing, and managed services provider solutions. We have continued to manage and support Seaton's operations from Chicago.

Effective June 30, 2014, we entered into a Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility ("Revolving Credit Facility") of up to a maximum of $300.0 million, of which $187.0 million was used to fund a portion of the Seaton acquisition price. See Note 9: Long-term Debt, for details of our Revolving Credit Facility.

We incurred acquisition and integration-related costs of $3.8 million and $5.2 million during the years ended December 25, 2015 and December 26, 2014, respectively. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income and cash flows from operating activities in the Consolidated Statements of Cash Flows.
Purchase price allocation
We have completed the allocation of the purchase price, net of cash acquired, to the assets acquired and liabilities assumed based on fair value assessments. The following information reflects our allocation of the purchase price (in thousands):

Page - 51

Notes to Consolidated Financial Statements—(Continued)

Purchase Price Allocation
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

The amount of revenue and income from operations of Seaton included in our Consolidated Statements of Operations and Comprehensive Income were $394.4 million and $13.6 million, respectively, for the period from the acquisition date to December 26, 2014. Income from operations for the period from the acquisition date to December 26, 2014 includes amortization expense of $6.3 million for acquired finite-lived intangible assets and developed technology.

Page - 52

Notes to Consolidated Financial Statements—(Continued)

Unaudited pro forma financial information

The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of Seaton had occurred as of the beginning of the period being reported on, after giving effect to related income taxes.

The unaudited pro forma financial information combines our results of operations with the unaudited financial information of Seaton used by Seaton management for internal reporting purposes. Seaton acquired hrX, an Australian based company, on January 31, 2014. The unaudited pro forma information of Seaton includes the results of operations for hrX as if it had been acquired at the beginning of the reporting period. Any changes required by further procedures performed with respect to the financial information of Seaton could be material. The unaudited pro forma financial information presented is for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the dates indicated, nor is it indicative of future operating results.

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

Unaudited pro forma financial data is presented below (in thousands, except per share data):

	Years ended
	2014	2013
Revenue from services	$2,472,289	$2,274,742
Net income	$64,713	$47,464
Net income per common share - diluted	$1.57	$1.17

2013 Acquisitions

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
We incurred acquisition and integration-related costs of $6.0 million.We have fully integrated and blended MDT's operations with our existing service lines, primarily into the Labor Ready service line. These activities consisted of integrating our branch network capacity, sales and services teams, and infrastructure by closing, consolidating, and relocating certain branch offices and administrative operations, eliminating redundant assets, and reducing excess administrative workforce and capacity. These integration costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income and cash flows from operating activities on the Consolidated Statements of Cash Flows for the year ended December 27, 2013.
Purchase price allocation
The following table summarizes the final allocation of the MDT purchase price, net of cash acquired, based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date of February 4, 2013 (in thousands):

Page - 53

Notes to Consolidated Financial Statements—(Continued)

Purchase Price Allocation
Accounts receivable (1)	$29,910
Prepaid expenses, deposits and other current assets	614
Property and equipment	299
Restricted cash	6,877
Intangible assets	10,200
Total assets acquired	47,900

Accounts payable and other accrued expenses	6,273
Accrued wages and benefits	4,781
Workers' compensation claims reserve	9,381
Other long-term liabilities	76
Total liabilities assumed	20,511

Net identifiable assets acquired	27,389
Goodwill (2)	25,686
Net assets acquired	$53,075

(1)	The gross contractual amount of accounts receivable was $32.9 million of which $3.0 million was estimated to be uncollectible.

(2)	Goodwill is deductible for income tax purposes over 15 years as of March 29, 2013.

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
The acquired assets and liabilities of MDT were included in our Consolidated Balance Sheets as of December 27, 2013 and the results of its operations and cash flows are reported in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows from February 4, 2013.
MDT's operations have been fully integrated with our existing operations and our customers, contingent workforce, field employees, and locations have been merged. The nature of the customers and the services provided by TrueBlue and the former MDT are substantially the same. We competed in the marketplace for the same customers, contingent workers, and sales and service personnel. Accordingly, subsequent to merging our operations, it is not possible to segregate and to accurately estimate the revenues and expenses related exclusively to the former MDT operations.
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
The unaudited pro forma consolidated results of operations do not include, among other items, the effects of potential losses in gross profit due to revenue attrition from combining the two companies, and differences in our operating costs structure. It does

Page - 54

Notes to Consolidated Financial Statements—(Continued)

include differences in workers' compensation and certain payroll taxes for contingent workers, and amortization of finite-lived intangible assets. 2013 pro forma net income was adjusted to exclude $6.0 million of acquisition and integration-related costs incurred in 2013. 2012 pro forma earnings were adjusted to include these charges.
Pro forma financial data (unaudited) is presented below (in thousands, except per share data).

	Years ended
	2013	2012
Revenue from services	$1,693,073	$1,612,467
Net income	$48,988	$25,939
Net income per common share - diluted	$1.21	$0.65

The Work Connection, Inc.

Effective October 1, 2013, we acquired certain assets and liabilities of The Work Connection, Inc. ("TWC"). TWC was founded in 1986 and provided light industrial services out of 37 branches in nine states. This acquisition provided us geographic expansion into new markets for our Spartan Staffing service line. TWC’s operations were integrated with those of our Spartan Staffing service line. The total cost of the acquisition was $22.7 million. We incurred acquisition and integration-related costs of $1.2 million for the purchase of TWC. Assets acquired included finite-lived intangible assets of $8.2 million. The excess of the purchase price over the estimated fair values of the net assets acquired in the amount of $7.6 million was recorded as goodwill and primarily represents synergies with our existing business, acquired assembled workforce, and potential new customers.
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

The acquisition of TWC was not material individually or in the aggregate to our consolidated results of operations and as such, pro forma financial information was not required.

Page - 55

Notes to Consolidated Financial Statements—(Continued)

NOTE 3:	FAIR VALUE MEASUREMENT
The following tables present the fair value and hierarchy for our financial assets on a recurring basis (in thousands):

	2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$29,781	$29,781	$29,781	$—	$—
Restricted cash and cash equivalents (1)	49,680	49,680	49,680	—	—
Other restricted assets (2)	11,944	11,944	11,944	—	—
Restricted investments classified as held-to-maturity	126,788	128,245	—	128,245	—

Financial liabilities:
Contingent consideration (4)	$19,300	$19,300	$—	$—	$19,300

	2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$19,666	$19,666	$19,666	$—	$—
Marketable securities classified as available-for-sale (3)	1,500	1,500	—	1,500
Restricted cash and cash equivalents (1)	68,359	68,359	68,359	—	—
Other restricted assets (2)	9,972	9,972	9,972	—	—
Restricted investments classified as held-to-maturity	90,095	91,066	—	91,066	—

(1)	Cash and cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

(3)	At December 25, 2015, we held no marketable securities. At December 26, 2014, all of our marketable securities, which consisted of CDs, had stated maturities of less than one year.

(4)
The estimated preliminary fair value of the contingent consideration associated with the acquisition of SIMOS which was estimated using a probability-adjusted discounted cash flow model. Refer to Note 2: Acquisitions for further details regarding the SIMOS acquisition.

We hold long-term debt with variable interest rates that approximate fair value. For additional information, see Note 9: Long-term Debt.

NOTE 4:	MARKETABLE SECURITIES
We held no marketable securities as of December 25, 2015. As of December 26, 2014, the amortized cost and fair value of our marketable securities, which were all CDs with stated maturities of less than one year, were $1.5 million. Gross unrealized gains and losses were de minimis for the years ended December 26, 2014 and December 27, 2013. Our marketable securities did not result in any other-than-temporary impairments as of December 26, 2014.

NOTE 5:	RESTRICTED CASH AND INVESTMENTS
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities, and agency mortgage-backed securities. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust"). Our investments have not resulted in any other-than-temporary impairments.
The following is a summary of our restricted cash and investments (in thousands):

Page - 56

Notes to Consolidated Financial Statements—(Continued)

	2015	2014
Cash collateral held by insurance carriers	$23,634	$22,639
Cash and cash equivalents held in Trust	26,046	43,856
Investments held in Trust	126,788	90,095
Other (1)	11,944	11,836
Total restricted cash and investments	$188,412	$168,426

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands).

	2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$67,948	$1,345	$(4)	$69,289
Corporate debt securities	50,462	226	(152)	50,536
Agency mortgage-backed securities	8,378	73	(31)	8,420
	$126,788	$1,644	$(187)	$128,245

	2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$52,406	$882	$(92)	$53,196
Corporate debt securities	27,715	179	(144)	27,750
Agency mortgage-backed securities	9,974	157	(11)	10,120
	$90,095	$1,218	$(247)	$91,066
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	2015
	Amortized Cost	Fair Value
Due in one year or less	$11,441	$11,504
Due after one year through five years	55,986	56,253
Due after five years through ten years	59,361	60,488
	$126,788	$128,245
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

NOTE 6:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in thousands):

	2015	2014
Buildings and land	$32,258	$30,381
Computers and software	126,003	115,419
Furniture and equipment	12,362	11,690
Construction in progress	4,757	5,415
Gross property and equipment	175,380	162,905
Less accumulated depreciation	(117,850)	(101,513)
Property and equipment, net	$57,530	$61,392

Page - 57

Notes to Consolidated Financial Statements—(Continued)

Capitalized software costs, net of accumulated depreciation, were $24.6 million and $30.2 million as of December 25, 2015 and December 26, 2014, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally-developed software.

Depreciation expense of property and equipment totaled $21.9 million and $17.4 million, and $15.5 million for the years ended December 25, 2015, December 26, 2014, and December 27, 2013, respectively.

NOTE 7:	GOODWILL AND INTANGIBLE ASSETS

Goodwill
The following table reflects changes in the carrying amount of goodwill by reportable operating segment (in thousands):

	Staffing Services	Managed Services	Unallocated Goodwill	Total Company
Balance at December 26, 2014
Goodwill before impairment	$128,449	$—	$159,616	$288,065
Accumulated impairment loss	(46,210)	—	—	(46,210)
Goodwill, net	82,239	—	159,616	241,855

Allocated goodwill (1)	42,730	116,886	(159,616)	—
Acquired goodwill (2)	39,102	—	—	39,102
Other (3)	—	(12,462)	—	(12,462)

Balance at December 25, 2015
Goodwill before impairment	210,281	104,424	—	314,705
Accumulated impairment loss	(46,210)	—	—	(46,210)
Goodwill, net	$164,071	$104,424	$—	$268,495

(1) Effective June 30, 2014, we acquired Seaton. The goodwill associated with the acquisition has been allocated to our reportable segments. For additional information regarding our segments see Note 18: Segment Information.
(2) Effective December 1, 2015, we acquired SIMOS. The goodwill associated with the acquisition has been assigned to our Staffing Services reportable segment based on our preliminary purchase price allocation. For additional information regarding our acquisition of SIMOS see Note 2: Acquisitions.
(3) Other is comprised of changes in the goodwill balance as a result of foreign currency translation.
Intangible assets
The following table reflects our purchased finite-lived intangible assets (in thousands):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships	$161,376	$(36,846)	$124,530	$123,940	$(22,195)	$101,745
Trade names/trademarks	5,179	(3,447)	1,732	4,422	(2,878)	1,544
Non-compete agreements	1,800	(1,177)	623	1,800	(817)	983
Technologies	17,310	(6,536)	10,774	18,300	(2,212)	16,088
Total finite-lived intangible assets	$185,665	$(48,006)	$137,659	$148,462	$(28,102)	$120,360

(1)	Excludes assets that are fully amortized.

Finite-lived intangible assets include customer relationships, trade name/trademarks, and technologies of $38.4 million, $0.8 million and $0.1 million, respectively, based on our preliminary purchase price allocation relating to our acquisition of SIMOS. Refer to Note 2: Acquisitions, for additional information regarding this acquisition.

Page - 58

Notes to Consolidated Financial Statements—(Continued)

Amortization expense of our finite-lived intangible assets was $19.9 million, $12.0 million, and $4.9 million for the years ended December 25, 2015, December 26, 2014, and December 27, 2013, respectively.

The following table provides the estimated future amortization of finite-lived intangible assets as of December 25, 2015 (in thousands):

2016	$22,003
2017	19,664
2018	18,333
2019	15,971
2020	14,448
Thereafter	47,240
Total future amortization	$137,659
We also held indefinite-lived trade names/trademarks of $16.2 million as of December 25, 2015 and December 26, 2014.

Subsequent to the issuance of our unaudited consolidated financial statements for the periods ended June 26, 2015 and September 25, 2015, we discovered an error related to the failure to translate our hrX subsidiary goodwill and intangible assets from the subsidiary’s functional currency of Australian dollars to our consolidated Company reporting currency of U.S. dollars in our consolidated financial statements.

For the period ended June 26, 2015, our goodwill and intangible assets were overstated by $10.7 million and $2.0 million, respectively, on the unaudited Consolidated Balance Sheets, which also resulted in a corresponding understatement of foreign currency translation adjustment and accumulative other comprehensive (loss) of $12.7 million in the unaudited Consolidated Statements of Operations and Comprehensive Income. For the period ended September 25, 2015, our goodwill and intangible assets were overstated by $14.6 million and $2.5 million, respectively, on the unaudited Consolidated Balance Sheets, which also resulted in a corresponding understatement of foreign currency translation adjustment and accumulative other comprehensive (loss) of $17.1 million in the unaudited Consolidated Statements of Operations and Comprehensive Income.

This error in our unaudited consolidated financial statements did not affect the unaudited Consolidated Statements of Operations and Comprehensive Income or Net income per common share. The error also resulted in goodwill and intangible assets being overstated in the notes to our unaudited consolidated financial statements for the periods ended June 26, 2015 and September 25, 2015.

We do not consider this error to be material to our previously issued unaudited consolidated financial statements. The hrX subsidiary goodwill and intangible assets have been appropriately translated to our reporting currency of U.S. dollars, and appropriately reported in the audited Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, and Consolidated Statements of Shareholders’ Equity for the period ended December 25, 2015.

NOTE 8:WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our contingent and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.8% and 1.7% at December 25, 2015 and December 26, 2014, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 5 years at December 25, 2015.
The table below presents a reconciliation of the undiscounted workers’ compensation claims reserve to the discounted workers' compensation reserve for the periods presented as follows (in thousands):

	2015	2014
Undiscounted workers’ compensation reserve	$284,306	$256,220
Less discount on workers' compensation reserve	18,026	13,381
Workers' compensation reserve, net of discount	266,280	242,839
Less current portion	69,308	64,556
Long-term portion	$196,972	$178,283
Payments made against self-insured claims were $70.7 million, $60.6 million, and $49.1 million for the years ended December 25, 2015, December 26, 2014, and December 27, 2013 respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims was $49.0 million and $42.6 million as of December 25, 2015 and December 26, 2014, respectively. The discounted receivables

Page - 59

Notes to Consolidated Financial Statements—(Continued)

from insurance companies, net of valuation allowance, were $45.2 million and $38.7 million as of December 25, 2015 and December 26, 2014, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered in establishing and adjusting these reserves include, among other things:

•	Changes in medical and time loss (“indemnity”) costs.

•	Changes in mix between medical only and indemnity claims.

•	Regulatory and legislative developments impacting benefits and settlement requirements.

•	Type and location of work performed.

•	Impact of safety initiatives.

•	Positive or adverse development of claims.
The table below presents the estimated future payout of our discounted workers' compensation claims reserve for the next five years and thereafter as of December 25, 2015 (in thousands):

2016	$69,308
2017	40,080
2018	24,492
2019	15,231
2020	10,375
Thereafter	57,768
Sub-total	217,254
Excess claims (1)	49,026
Total	$266,280

(1)	Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.
Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses. Workers’ compensation expense of $98.2 million , $77.5 million, and $63.2 million was recorded in Cost of services for the years ended December 25, 2015, December 26, 2014, and December 27, 2013, respectively.

NOTE 9:	LONG-TERM DEBT

The components of our borrowings were as follows (in thousands):

	2015	2014
Revolving Credit Facility	$218,086	$171,994
Term Loan	27,578	29,656
Total debt	245,664	201,650
Less current portion	2,267	2,267
Long-term debt, less current portion	$243,397	$199,383

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

Page - 60

Notes to Consolidated Financial Statements—(Continued)

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending limit is $17.4 million, and is reduced quarterly by $0.4 million. As of December 25, 2015, the Tacoma headquarters office building liquidation value totaled $15.3 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our contingent workers for one payroll cycle and other reserves, if deemed applicable. Each borrowing has a stated maturity of 90 days or less. At December 25, 2015, $300.0 million was available under the Revolving Credit Facility, $218.1 million was utilized as a draw on the facility, and $4.6 million was utilized by outstanding standby letters of credit, leaving $77.3 million available for additional borrowings. The letters of credit collateralize a portion of our workers' compensation obligation.

The Revolving Credit Facility requires that we maintain an excess liquidity of $37.5 million. Excess liquidity is an amount equal to the unused borrowing capacity under the Revolving Credit Facility plus certain unrestricted cash, cash equivalents, and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet that requirement. The additional amount available to borrow at December 25, 2015 was $77.3 million and the amount of cash and cash equivalents under control agreements was $27.6 million, for a total of $104.9 million, which is well in excess of the liquidity requirement. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. At December 25, 2015, the applicable spread on LIBOR was 1.50% and the applicable spread on the base rate was 0.5%. As of December 25, 2015, the weighted average interest rate on outstanding borrowings was 1.84%.

A fee of 0.375% is applied against the Revolving Credit Facility's unused borrowing capacity when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by a pledge of substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Revolving Credit Facility has variable rate interest and approximates fair value as of December 25, 2015 and December 26, 2014.

Term loan agreement

On February 4, 2013, we entered into an unsecured Term Loan Agreement (“Term Loan”) with Synovus Bank in the principal amount of $34.0 million. The Term Loan has a five-year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Term Loan by five consecutive one-year extensions. At December 25, 2015, the interest rate for the Term Loan was 1.74%.
At December 25, 2015 and December 26, 2014, the remaining balance of the Term Loan was $27.6 million and $29.7 million, respectively, of which $2.3 million is current and is included in Other current liabilities on our Consolidated Balance Sheets. The Term Loan has variable rate interest and approximates fair value as of December 25, 2015 and December 26, 2014.
The scheduled principal payments for debt are as follows (in thousands):

2016	$2,267
2017	2,267
2018	23,044
Total	$27,578
Our obligations under the Term Loan may be accelerated upon the occurrence of an event of default under the Term Loan, which includes customary events of default, as well as cross-defaults related to indebtedness under our Revolving Credit Facility and other Term Loan specific defaults. The Term Loan contains customary negative covenants applicable to the Company and our

Page - 61

Notes to Consolidated Financial Statements—(Continued)

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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	2015	2014
Cash collateral held by insurance carriers	$23,133	$22,639
Cash and cash equivalents held in Trust	26,046	43,856
Investments held in Trust	126,788	90,095
Letters of credit (1)	4,520	6,513
Surety bonds (2)	17,946	16,861
Total collateral commitments	$198,433	$179,964

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Operating leases

We have contractual commitments in the form of operating leases related to office space and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of December 25, 2015 are as follows for each of the next five years and thereafter (in thousands):

2016	$6,788
2017	5,126
2018	4,662
2019	3,952
2020	3,139
Thereafter	1,623
Total future non-cancelable minimum lease payments	$25,290
Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our leases, we have the right to cancel the lease, typically within 90 days of notification. Accordingly, we have not included the leases with these cancellation provisions in our disclosure of future minimum lease payments. Total rent expense for 2015, 2014, and 2013 was $23.1 million, $23.0 million, and $22.5 million, respectively.
Purchase obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty. We had $12.1 million of purchase obligations as of December 25, 2015, of which $8.6 million are expected to be paid in 2016.

Page - 62

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
Common Stock
In July 2011, our Board of Directors approved a program to repurchase $75.0 million of our outstanding common stock. As of December 25, 2015, $35.2 million remained available for repurchase of common stock under the current authorization, which has no expiration date. During 2015 and 2014 we did not repurchase or retire any shares of our common stock under our authorized stock repurchase program.
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
Restricted and unrestricted stock awards and performance share units activity for the years ended December 25, 2015, was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,547	$20.03
Granted	557	$23.03
Vested	(602)	$18.19
Forfeited	(284)	$15.62
Non-vested at the end of the period	1,218	$22.63
The weighted average grant-date price of restricted and unrestricted stock awards and performance share units granted during the years 2015, 2014, and 2013 was $23.03, $26.02, and $19.00, respectively. As of December 25, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $10.8 million, which is estimated to be recognized over a weighted average period of 1.72 years. As of December 25, 2015, total unrecognized stock-based compensation

Page - 63

Notes to Consolidated Financial Statements—(Continued)

expense related to performance share units was approximately $3.6 million, which is estimated to be recognized over a weighted average period of 1.66 years. The total fair value of restricted shares vested during 2015, 2014, and 2013 was $6.2 million, $4.9 million, and $4.8 million, respectively.
Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven years from the date of grant. Stock option activity was de minimis for fiscal years 2015, 2014, and 2013.
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
The following table summarizes transactions under our ESPP from fiscal years 2015, 2014, and 2013 (shares in thousands):

	Shares	Average Price Per Share
Issued during fiscal year 2015	68	$20.65
Issued during fiscal year 2014	64	$21.55
Issued during fiscal year 2013	69	$17.10
Stock-based compensation expense
Total stock-based compensation expense, which is included in Selling, general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Income, was $11.1 million for the years ended 2015 and 2014, and $8.4 million for the year ended 2013. The related tax benefit was $3.9 million in 2015 and 2014, and $2.9 million in 2013.

NOTE 13:	DEFINED CONTRIBUTION PLANS

We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $12.9 million and $10.1 million as of December 25, 2015 and December 26, 2014, respectively. The current and non-current portions of the deferred compensation liability are included in Other current liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheets, and are largely offset by restricted investments recorded in Restricted cash and investments on our Consolidated Balance Sheets. The expense for our qualified and non-qualified deferred compensation plans, including our discretionary matching contributions, totaled $2.8 million, $2.0 million, and $1.4 million for 2015, 2014, and 2013, respectively, and is recorded in Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

Page - 64

Notes to Consolidated Financial Statements—(Continued)

NOTE 14:	INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

	2015	2014	2013
Current taxes:
Federal	$12,665	$(161)	$14,174
State	5,611	2,614	5,196
Foreign	1,882	951	488
Total current taxes	20,158	3,404	19,858
Deferred taxes:
Federal	4,963	10,198	(2,819)
State	81	2,481	(1,026)
Foreign	(2)	86	—
Total deferred taxes	5,042	12,765	(3,845)
Provision for income taxes	$25,200	$16,169	$16,013
The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands except percentages):

	2015	%	2014	%	2013	%
Income tax expense based on statutory rate	$33,745	35.0%	$28,641	35.0%	$21,328	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	4,175	4.3	3,213	3.9	2,536	4.2
Tax credits, net	(14,483)	(15.0)	(18,564)	(22.6)	(10,790)	(17.7)
Non-deductible/non-taxable items	2,456	2.5	1,983	2.4	2,124	3.5
Foreign taxes	(933)	(1.0)	1,037	1.3	488	0.8
Other, net	240	0.3	(141)	(0.2)	327	0.5
Total taxes on income	$25,200	26.1%	$16,169	19.8%	$16,013	26.3%

Our effective tax rate on earnings for fiscal 2015 was 26.1%. The comparability of taxes on income for fiscal 2015, to the same period in 2014, was impacted primarily by the Work Opportunity Tax Credit ("WOTC"). This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. The Protecting Americans from Tax Hikes Act of 2015 was signed into law on December 18, 2015, retroactively restoring the WOTC for 2015 through 2019. During fiscal 2015, we also generated approximately $4.8 million of discrete tax benefits from prior year federal and state hiring credits. These hiring credits include the federal WOTC and the California Enterprise Zone Tax Credit (“EZTC”).

Our effective tax rate on earnings for fiscal 2014 was 19.8%. The comparability of taxes on income for fiscal 2014, to the same period in 2013, was impacted primarily by the WOTC. The Tax Increase Protection Act of 2014 was signed into law on December 19, 2014, retroactively restoring the WOTC for 2014. During fiscal 2014, we also generated approximately $8.7 million of credit benefit from prior year wages because more veterans with higher credits were certified than expected, our qualified workers worked longer generating more credits than expected, and many states processed a backlog of credit applications with higher than expected certification rates.

Page - 65

Notes to Consolidated Financial Statements—(Continued)

The components of deferred tax assets and liabilities were as follows (in thousands):

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$2,295	$2,255
Workers’ compensation	—	1,135
Accounts payable and other accrued expenses	4,896	2,641
Net operating loss carryforwards	2,385	7,277
Tax credit carryforwards	8,315	7,343
Accrued wages and benefits	10,791	7,918
Foreign currency translation adjustment	—	86
Deferred compensation	5,156	2,991
Other	1,057	1,577
Total	34,895	33,223
Valuation allowance	(3,227)	(2,844)
Total deferred tax asset, net of valuation allowance	31,668	30,379
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(3,141)	(2,888)
Depreciation and amortization	(44,383)	(40,804)
Workers’ compensation	(3,643)	—
Taxes on undistributed foreign earnings	—	(1,011)
Total deferred tax liabilities	(51,167)	(44,703)
Net deferred tax (liabilities) asset, end of year	(19,499)	(14,324)
Net deferred tax asset, current	7,393	5,444
Net deferred tax (liabilities) asset, non-current	$(26,892)	$(19,768)
Deferred taxes related to our foreign currency translation were de minimis for 2015, 2014, and 2013.

The following table summarizes our net operating losses (“NOLs”) and credit carryforwards along with their respective valuation allowance as of December 25, 2015 (in thousands):

	Carryover Tax Benefit	Valuation Allowance	Expected Benefit	Year Expiration Begins
Year end tax attributes:
Seaton federal WOTCs	$6,408	$—	$6,408	2024
Seaton state NOLs	1,385	(1,385)	—	Various
Seaton foreign NOLs	510	(498)	12	Various
Puerto Rico NOLs	488	(488)	—	2016
California zone credits (1)	1,554	(855)	699	2023
Foreign tax credits	355	—	355	2024
Total	$10,700	$(3,226)	$7,474

(1)	The California Zone Credits fully expire in 2023.
Our ability to utilize WOTC that carryforward from the Seaton acquisition is limited by Sec. 382 of the Internal Revenue Code. However, pursuant to Notice 2003-65, 2003-40 IRB 747, this limit is increased in the five post-acquisition years by Seaton’s net unrealized built-in gains. The amount of tax we may offset with Seaton carryover tax attributes is approximately $5.0 million annually.
Pre-tax income from operations outside the U.S. was $7.1 million, $3.1 million, and $1.3 million in 2015, 2014, and 2013, respectively. We have not provided for deferred U.S. income taxes relating to undistributed foreign earnings of $13.2 million as we consider those earning to be permanently invested. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

Page - 66

Notes to Consolidated Financial Statements—(Continued)

As of December 25, 2015, our liability for unrecognized tax benefits was $2.2 million. If recognized, $1.4 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the year ended December 25, 2015. This liability is recorded in Other non-current liabilities on our Consolidated Balance Sheets. In general, the tax years 2012 through 2014 remain open to examination by the major taxing jurisdictions where we conduct business.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2015	2014	2013
Balance, beginning of fiscal year	$2,039	$2,035	$1,884
Increases for tax positions related to the current year	436	389	402
Reductions due to lapsed statute of limitations	(280)	(385)	(251)
Balance, end of fiscal year	$2,195	$2,039	$2,035
We recognize interest and penalties related to unrecognized tax benefits within Income tax expense on the accompanying Consolidated Statements of Operations and Comprehensive Income. Accrued interest and penalties are included within Other long-term liabilities on the Consolidated Balance Sheets. Related to the unrecognized tax benefits noted above, we accrued a de minimis amount for interest and penalties during fiscal 2015 and, in total, as of December 25, 2015, have recognized a liability for penalties of $0.2 million and interest of $0.8 million.

NOTE 15:	NET INCOME PER SHARE
Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Years ended
	2015	2014	2013
Net income	$71,247	$65,675	$44,924

Weighted average number of common shares used in basic net income per common share	41,226	40,734	40,166
Dilutive effect of outstanding stock options and non-vested restricted stock	396	442	336
Weighted average number of common shares used in diluted net income per common share	41,622	41,176	40,502
Net income per common share:
Basic	$1.73	$1.61	$1.12
Diluted	$1.71	$1.59	$1.11

Anti-dilutive shares	89	58	78
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

Page - 67

Notes to Consolidated Financial Statements—(Continued)

NOTE 16:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) on our consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of taxes, on available-for-sale securities. Changes in the balance of each component of accumulated other comprehensive income (loss), net of tax, during the years ended December 25, 2015 and December 26, 2014, were as follows (in thousands):

	Foreign currency translation adjustment (1)	Unrealized gain (loss) on investments (2)	Total other comprehensive income (loss), net of tax
Balance at December 27, 2013	$2,129	$(96)	$2,033
Current-period other comprehensive income (loss)	(1,281)	119	(1,162)
Balance at December 26, 2014	$848	$23	$871
Current-period other comprehensive loss	(14,362)	(522)	(14,884)
Balance at December 25, 2015	$(13,514)	$(499)	$(14,013)

(1)
During 2015, we made a U.S. tax election for our Australian subsidiary that caused our permanent intercompany loan to be settled for tax purposes, resulting in a tax impact of $3.0 million on foreign currency translation adjustments. The tax impact on foreign currency translation adjustments for the fiscal years ended 2014 and 2013 was de minimis.

(2)
Consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities. The tax impact on unrealized gain (loss) on marketable securities was de minimis for the fiscal years ended 2015, 2014, and 2013.

There were no material reclassifications out of accumulated other comprehensive income during the fiscal periods presented.

NOTE 17:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Fiscal years ended
	2015	2014	2013
Cash paid during the period for:
Interest	$3,504	$2,483	$1,058
Income taxes	34,401	9,140	15,565
As of December 25, 2015, December 26, 2014, and December 27, 2013, we had acquired $0.3 million, $1.0 million, and 0.5 million, respectively, of property, plant and equipment on account that was not yet paid. As of December 25, 2015, in connection with our acquisition of SIMOS, we recorded $19.3 million of contingent consideration, which may be payable in 2017, depending on SIMOS achieving a fiscal 2016 earnings target. These are considered non-cash investing items.

NOTE 18:	SEGMENT INFORMATION

Our operating segments are based on the organizational structure for which financial results are regularly evaluated by the chief operating decision maker, our Chief Executive Officer, to determine resource allocation and assess performance. Our service lines are our operating segments. In the fourth quarter of 2014, we changed our organizational structure as a result of our acquisition of Seaton (see Note 2: Acquisitions for details). Historically, our operations were all in the blue-collar staffing segment of the staffing industry and supplied customers with contingent workers, which we aggregated into one reportable segment in accordance with U.S. GAAP. The acquisition of Seaton added a full service line of on-premise temporary blue-collar staffing. On-premise staffing is large scale exclusive sourcing, screening, recruiting, and managing of an on-premise contingent labor workforce at a customer's facility. This service line is an operating segment which is aggregated with our blue-collar staffing services and reported as Staffing Services.

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

Page - 68

Notes to Consolidated Financial Statements—(Continued)

Our reportable segments are described below:

Our Staffing Services segment provides staffing through the following service lines:

•	Labor Ready: On-demand general labor;

•	Spartan Staffing: Skilled manufacturing and logistics labor;

•	CLP Resources: Skilled trades for commercial, industrial, and energy construction as well as building and plant maintenance;

•	PlaneTechs: Skilled mechanics and technicians for the aviation and transportation industries;

•	Centerline Drivers: Temporary and dedicated drivers for the transportation and distribution industries; and

•
Staff Management On-premise Staffing: Exclusive recruitment and on-premise management of a facility's contingent industrial workforce. Effective December 1, 2015, we acquired SIMOS Insourcing Solutions, which will be fully integrated into our existing on-premise staffing operations.

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

Revenue from services and income from operations associated with our reportable segments were as follows (in thousands):

	2015		2014	2013
Revenue from services
Staffing Services	$2,591,166		$2,125,915	$1,668,929
Managed Services	104,514		48,130	—
Total Company	$2,695,680		$2,174,045	$1,668,929

Income from operations
Staffing Services	$164,846		$138,205	$113,230
Managed Services	12,344		5,937	—
Depreciation and amortization	(41,843)	—	(29,474)	(20,472)
Corporate unallocated	(37,505)		(32,940)	(33,175)
Total Company	97,842		81,728	59,583
Interest and other income (expense), net	(1,395)		116	1,354
Income before tax expense	$96,447		$81,844	$60,937

Our reportable segment revenue and income from operations for the year ended December 26, 2014 include Seaton's results from the acquisition date of June 30, 2014, the first business day of our third quarter, through December 26, 2014. As a result, our reportable segment results for the years presented are not comparable.

Our international operations are primarily in Canada and Australia. Revenues by region were as follows (in thousands, except percentages):

	2015		2014		2013
United States (including Puerto Rico)	$2,603,085	96.6%	$2,096,958	96.5%	$1,617,884	96.9%
International operations	92,595	3.4%	77,087	3.5%	51,045	3.1%
Total revenue from services	$2,695,680	100.0%	$2,174,045	100.0%	$1,668,929	100.0%

Page - 69

Notes to Consolidated Financial Statements—(Continued)

For the fiscal year ended 2015, one customer represented 13.1% and 13.7% of total Company and the Staffing Services reportable segment revenues, respectively. For the fiscal year ended 2015, two customers represented 10.6% and 10.2% of our Managed Services reportable segment revenues, respectively.

For the fiscal years ended 2014 and 2013, no single customer represented more than 10% of total Company.

For the fiscal year ended 2014, no single customer represented more than 10% of the Staffing Services or Managed Services reportable segment revenues.

Net property and equipment located in international operations was approximately 2% of total property and equipment as of December 25, 2015, December 26, 2014, and December 27, 2013.

NOTE 19:	SELECTED QUARTERLY FINANCIAL DATA (unaudited; in thousands, except per share data)

	First	Second	Third	Fourth
2015
Revenue from services	$573,315	$627,714	$683,918	$810,733
Cost of services	443,479	475,748	515,051	625,729
Gross profit	129,836	151,966	168,867	185,004
Selling, general and administrative expenses	111,593	117,859	125,117	141,419
Depreciation and amortization	10,520	10,397	10,498	10,428
Income from operations	7,723	23,710	33,252	33,157
Interest expense	(1,166)	(881)	(933)	(1,180)
Interest and other income	632	679	567	887
Interest expense, net	(534)	(202)	(366)	(293)
Income before tax expense	7,189	23,508	32,886	32,864
Income tax expense	1,473	6,235	12,796	4,696
Net income	$5,716	$17,273	$20,090	$28,168
Net income per common share:
Basic	$0.14	$0.42	$0.49	$0.68
Diluted	$0.14	$0.42	$0.48	$0.67
2014
Revenue from services	$396,063	$453,227	$633,365	$691,390
Cost of services	296,504	333,644	473,766	533,152
Gross profit	99,559	119,583	159,599	158,238
Selling, general and administrative expenses	91,982	96,354	120,318	117,123
Depreciation and amortization	5,161	5,247	9,719	9,347
Income from operations	2,416	17,982	29,562	31,768
Interest expense	(263)	(322)	(1,140)	(1,431)
Interest and other income	607	772	731	1,162
Interest and other income (expense), net	344	450	(409)	(269)
Income before tax expense	2,760	18,432	29,153	31,499
Income tax expense	1,104	2,350	8,243	4,472
Net income	$1,656	$16,082	$20,910	$27,027
Net income per common share:
Basic	$0.04	$0.39	$0.51	$0.67
Diluted	$0.04	$0.39	$0.51	$0.65

Page - 70

Notes to Consolidated Financial Statements—(Continued)

NOTE 20:	SUBSEQUENT EVENTS

On January 4, 2016, through our PeopleScout RPO group, we acquired substantially all of the assets and assumed certain liabilities of the RPO business of Aon Hewitt for $71.7 million. We are in the process of determining the allocation of the purchase price, which is subject to finalizing the fair valuation of the assets acquired and liabilities assumed.

We incurred acquisition-related costs of $0.6 million in connection with the acquisition, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income and cash flows from operating activities on the Consolidated Statements of Cash Flows for the year ended December 25, 2015.

On January 4, 2016, in connection with the acquisition of the RPO business of Aon Hewitt, we entered into a Third Amendment to our Second Amended and Restated Credit Agreement dated June 30, 2014. The Amendment provides for a temporary $30 million increase in our existing $300 million revolving line of credit, for a total of $330 million. The temporary increase will expire in $10 million increments on April 1, May 1, and June 1 of 2016.

Page - 71

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2015. There were no changes in our internal control over financial reporting during the quarter ended December 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The effectiveness of our internal control over financial reporting as of December 25, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Page - 72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TrueBlue, Inc.
Tacoma, Washington

We have audited the internal control over financial reporting of TrueBlue, Inc., and subsidiaries (the "Company") as of December 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 25, 2015 of the Company and our report dated February 22, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 22, 2016

Page - 73

Item 9B.	OTHER INFORMATION
None.

Page - 74

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 25, 2015, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to the Company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

Item 11.	EXECUTIVE COMPENSATION
Information regarding the compensation of our directors and executive officers and certain information related to the Company’s Compensation Committee is set forth under the headings “Executive Compensation Tables,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, and is incorporated herein by this reference thereto.

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
Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Years 2015 and 2014” in our Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	Exhibits and Financial Statement Schedules

1.	Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedule II can be found on page 76 of this Form 10-K. Financial Statement Schedules I, III, IV and V have been omitted as they are not applicable.

3.	The Exhibit Index is found on page 78 of this Form 10-K.

Page - 75

FINANCIAL STATEMENT SCHEDULES
Schedule II, Valuation and Qualifying Accounts (in thousands)
Allowance for doubtful accounts activity was as follows:

	2015	2014	2013
Balance, beginning of the year	$7,603	$5,710	$4,999
Charged to expense	7,132	11,815	12,063
Write-offs	(8,833)	(9,922)	(11,352)
Balance, end of year	$5,902	$7,603	$5,710
Insurance receivable valuation allowance activity was as follows:

	2015	2014	2013
Balance, beginning of the year	$3,933	$5,652	$5,639
Charged to expense	(59)	(1,719)	13
Balance, end of year	$3,874	$3,933	$5,652
Income tax valuation allowance additions (reductions) were as follows:

	2015	2014	2013
Balance, beginning of the year	$2,844	$844	$558
Seaton acquisition	—	2,068	—
Charged to expense	383	(68)	286
Balance, end of year	$3,227	$2,844	$844

Page - 76

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Steven C. Cooper	2/22/2016
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	2/22/2016
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	2/22/2016
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven C. Cooper	2/22/2016	/s/ Joseph P. Sambataro, Jr.	2/22/2016
Signature	Date	Signature	Date
Steven C. Cooper, Director, Chief Executive Officer and President		Joseph P. Sambataro, Jr., Chairman of the Board

/s/ Craig E. Tall	2/22/2016	/s/ Jeffrey B. Sakaguchi	2/22/2016
Signature	Date	Signature	Date
Craig E. Tall, Director		Jeffrey B. Sakaguchi, Director

/s/ Thomas E. McChesney	2/22/2016	/s/ William W. Steele	2/22/2016
Signature	Date	Signature	Date
Thomas E. McChesney, Director		William W. Steele, Director

/s/ Gates McKibbin	2/22/2016	/s/ Bonnie W. Soodik	2/22/2016
Signature	Date	Signature	Date
Gates McKibbin, Director		Bonnie W. Soodik, Director

/s/ Colleen B. Brown	2/22/2016
Signature	Date
Colleen B. Brown, Director

Page - 77

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Date of First Filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	6/16/2009

3.2	Amended and Restated Company Bylaws.		8-K	001-14543	9/17/2008

10.1
Assumption and Novation Agreement among TrueBlue, Inc. and Lumbermen's Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004.
			10-K	001-14543	3/11/2005

10.2	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004.		10-K	001-14543	3/11/2005

10.3*	Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated August 3, 2005.		8-K	001-14543	8/9/2005

10.4*	First Amendment to the Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated December 31, 2006.		10-Q	001-14543	5/4/2007

10.5*	Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated December 31, 2006.		10-Q	001-14543	5/4/2007

10.6*	Executive Employment Agreement between TrueBlue, Inc. and Wayne W. Larkin, dated December 31, 2006.		10-Q	001-14543	5/4/2007

10.7*	Form Executive Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, Wayne W. Larkin, Kimberly Cannon, and Patrick Beharelle.		10-Q	001-14543	5/4/2007

10.8*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, and Wayne W. Larkin, Kimberly Cannon, and Patrick Beharelle.		10-Q	001-14543	5/4/2007

10.9*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, Wayne W. Larkin, Kimberly Cannon, and Patrick Beharelle.		10-Q	001-14543	5/4/2007

10.10*	Amended and Restated Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, dated November 16, 2009.		8-K	001-14543	11/19/2009

10.11*	Equity Retainer And Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010.		S-8	333-164614	2/1/2010

10.12	2010 Employee Stock Purchase Plan.		S-8	333-167770	6/25/2010

10.13*	Executive Employment Agreement between TrueBlue, Inc. and Kimberly Cannon, dated November 8, 2010.		10-K	001-14543	2/2/2012

10.14*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan.		10-K	001-14543	2/22/2012

10.15	Term Loan Agreement by and among TrueBlue, Inc., The Lenders That Are Signatories hereto, and Synovus Bank dated as of February 4, 2013		10-K	001-14543	2/21/2013

10.16*	Amended and Restated 2005 Long-Term Equity Incentive Plan		S-8	333-190220	7/29/2013

10.17
Stock Purchase Agreement by and among TrueBlue, Inc., Staffing Solutions Holdings, Inc., the Holders of the Company’s Preferred Stock, Common Stock, Preferred Warrants and Common Warrants, and the Security holder Representative dated as of June 1, 2014.
			10-Q	001-14543	7/28/2014

Incorporated by Reference
		Filed Herewith	Form	File No.	Date of First Filing
10.18	Second Amended and Restated Credit Agreement by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association and TrueBlue, Inc. dated as of June 30, 2014.		10-Q	001-14543	7/28/2014

10.19*	Executive Employment Agreement between TrueBlue, Inc. and Patrick Beharelle, effective June 30, 2014.	X	—	—	—

10.20*	Amended and Restated Executive Employment Agreements Executive Employment Agreement between TrueBlue, Inc. and Steven C. Cooper, effective October 21, 2015.	X	—	—	—

10.21	Third Amendment to Second Restated Credit Agreement by and Among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association and TrueBlue, Inc. dated January 4, 2016.	X	—	—	—

18.1	Preferability Letter Regarding Change in Accounting Policy Related to Goodwill.		10-Q	001-14543	4/28/2014

21.1	Subsidiaries of TrueBlue, Inc.	X	—	—	—

23.1	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm.	X	—	—	—

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

32.1**	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

101.INS	XBRL Instance Document.	X	—	—	—

101.SCH	XBRL Taxonomy Extension Schema.	X	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X	—	—	—

Page - 78

*	Indicates a management contract or compensatory plan or arrangement

**	Furnished herewith.
Copies of Exhibits may be obtained upon request directed to Mr. James E. Defebaugh, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 79