Form 10-Q
period 2016-03-25
TrueBlue, Inc.
filed 2016-04-25
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 25, 2016
or
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 11, 2016, there were 42,460,023 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	March 25, 2016	December 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$21,888	$29,781
Accounts receivable, net of allowance for doubtful accounts of $4,939 and $5,902	325,297	461,476
Prepaid expenses, deposits and other current assets	24,924	23,553
Income tax receivable	13,584	28,155
Total current assets	385,693	542,965
Property and equipment, net	58,561	57,530
Restricted cash and investments	202,684	188,412
Goodwill	291,394	268,495
Intangible assets, net	183,629	153,859
Other assets, net	50,682	48,181
Total assets	$1,172,643	$1,259,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$62,474	$69,727
Accrued wages and benefits	71,057	86,070
Current portion of workers' compensation claims reserve	66,325	69,308
Other current liabilities	2,598	2,871
Total current liabilities	202,454	227,976
Workers’ compensation claims reserve, less current portion	203,686	196,972
Long-term debt, less current portion	163,653	243,397
Deferred income taxes, net	18,417	19,499
Other long-term liabilities	37,817	36,025
Total liabilities	626,027	723,869

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 42,415 and 42,024 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(11,536)	(14,013)
Retained earnings	558,151	549,585
Total shareholders’ equity	546,616	535,573
Total liabilities and shareholders’ equity	$1,172,643	$1,259,442
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Revenue from services	$645,980	$573,315
Cost of services	495,468	443,479
Gross profit	150,512	129,836
Selling, general and administrative expenses	130,624	111,593
Depreciation and amortization	11,289	10,520
Income from operations	8,599	7,723
Interest expense	(1,969)	(1,166)
Interest and other income	950	632
Interest and other expense, net	(1,019)	(534)
Income before tax expense	7,580	7,189
Income tax expense	612	1,473
Net income	$6,968	$5,716

Net income per common share:
Basic	$0.17	$0.14
Diluted	$0.17	$0.14

Weighted average shares outstanding:
Basic	41,502	41,031
Diluted	41,798	41,362

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$2,401	$(1,412)
Unrealized gain on investments, net of tax	76	167
Total other comprehensive income (loss), net of tax	2,477	(1,245)
Comprehensive income	$9,445	$4,471
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Cash flows from operating activities:
Net income	$6,968	$5,716
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,289	10,520
Provision for doubtful accounts	1,308	1,745
Stock-based compensation	3,179	3,389
Deferred income taxes	(1,083)	(299)
Other operating activities	1,014	(316)
Changes in operating assets and liabilities:
Accounts receivable	147,067	67,411
Income tax receivable	14,742	943
Other assets	(3,668)	4,496
Accounts payable and other accrued expenses	(9,681)	4,369
Accrued wages and benefits	(16,153)	(3,999)
Workers’ compensation claims reserve	3,731	159
Other liabilities	1,792	1,626
Net cash provided by operating activities	160,505	95,760

Cash flows from investing activities:
Capital expenditures	(3,876)	(3,458)
Acquisition of business	(72,000)	—
Sales and maturities of marketable securities	—	1,500
Change in restricted cash and cash equivalents	(3,592)	(8,215)
Purchases of restricted investments	(11,222)	—
Maturities of restricted investments	3,164	4,288
Net cash used in investing activities	(87,526)	(5,885)

Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	477	411
Common stock repurchases for taxes upon vesting of restricted stock	(2,229)	(3,026)
Net change in revolving credit facility	(78,988)	(88,000)
Payments on debt and other liabilities	(756)	(566)
Other	171	865
Net cash used in financing activities	(81,325)	(90,316)
Effect of exchange rate changes on cash and cash equivalents	453	(1,446)
Net change in cash and cash equivalents	(7,893)	(1,887)
CASH AND CASH EQUIVALENTS, beginning of period	29,781	19,666
CASH AND CASH EQUIVALENTS, end of period	$21,888	$17,779
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

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2015. The results of operations for the thirteen weeks ended March 25, 2016 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Recently adopted accounting standards

Effective December 26, 2015, we early adopted the accounting standard that simplified the balance sheet disclosure of deferred income taxes retrospectively to all periods presented. This guidance requires deferred tax liabilities and assets to be classified as non-current in the Consolidated Balance Sheets. The guidance is effective for annual periods beginning after December 15, 2016, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The adoption of this standard did not have a material impact to our financial statements.

Recently issued accounting pronouncements not yet adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance to improve employee share-based payment accounting. The simplifications impact several aspects, including the income tax consequences, classification of awards as equity or liabilities, and classification within the statement of cash flows. This guidance is effective for annual and interim periods beginning after December 15, 2016 (Q1 2017 for TrueBlue), and early adoption is permitted. We plan to adopt the guidance on the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance on lease accounting. The new guidance will continue to classify leases as either finance or operating and will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with classification affecting the pattern of expense recognition in the statement of income. This guidance is effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We plan to adopt the guidance on the effective date. We are currently evaluating the impact of this guidance on our consolidated financial statements and expect that a majority of our operating lease commitments will be recognized on our consolidated balance sheets as operating lease liabilities and right-of-use assets upon adoption.

In January 2016, the FASB issued guidance on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), including interim periods within that annual period. Early adoption of the amendments in the guidance is not permitted, with limited exceptions, and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We plan to adopt the guidance on the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue

Page - 6

Notes to Consolidated Financial Statements—(Continued)

and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance provides two methods of initial adoption: retrospective for all periods presented, or through a cumulative adjustment in the year of adoption. In March 2016, the FASB issued additional guidance providing clarification on principal versus agent considerations included within the new revenue recognition guidance. The effective date is for annual periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), including interim periods within those annual periods. We have not yet determined which method of adoption will be applied and are currently evaluating the impact that this guidance will have on our consolidated financial statements.

NOTE 2:     ACQUISITIONS

2016 Acquisition

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

Effective January 4, 2016, we acquired certain assets and assumed certain liabilities of the recruitment process outsourcings ("RPO") business of Aon Hewitt for a cash purchase price of $72.0 million, subject to a working capital adjustment. We amended our existing credit facility to temporarily increase the borrowing capacity by $30.0 million, which was used to fund the acquisition. . The RPO business of Aon Hewitt broadens our PeopleScout RPO services and will be fully integrated into our PeopleScout RPO service line, which is part of our Managed Services reportable segment.

We incurred acquisition and integration-related costs of $1.1 million in connection with the acquisition of the RPO business of Aon Hewitt, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income and cash flows from operating activities on the Consolidated Statements of Cash Flows for the thirteen weeks ended March 25, 2016.

The purchase price allocation for this acquisition as set forth in the table below reflects various preliminary fair value estimates and analysis, including work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of intangible assets acquired and residual goodwill. We expect to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period, and expect to complete our purchase accounting during the second quarter of fiscal 2016.

Page - 7

Notes to Consolidated Financial Statements—(Continued)

The following table reflects our preliminary allocation of the purchase price (in thousands):

Purchase Price Allocation
Cash purchase price	$72,000

Purchase price allocated as follows:
Accounts receivable	$12,198
Prepaid expenses, deposits and other current assets	203
Customer relationships	34,500
Technologies	400
Total assets acquired	47,301

Accrued wages and benefits	1,172
Other long-term liabilities	128
Total liabilities assumed	1,300

Net identifiable assets acquired	46,001
Goodwill (1)	25,999
Total consideration allocated	$72,000

(1)
Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers, and future cash flows after the acquisition of the RPO business of Aon Hewitt. Goodwill is deductible for income tax purposes over 15 years as of January 4, 2016.

Intangibles assets include identifiable intangible assets for customer relationships and developed technologies. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach for customer relationships and the cost approach for developed technologies. No residual value is estimated for any of the intangible assets. The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of January 4, 2016 (in thousands, except for estimated useful lives, in years):

	Estimated Fair Value	Estimated Useful Lives in Years
Customer relationships	$34,500	9.0
Technologies	400	3.0
Total acquired identifiable intangible assets	$34,900

The acquired assets and liabilities assumed of the RPO business of Aon Hewitt are included in our Consolidated Balance Sheets as of March 25, 2016, and the results of its operations and cash flows are reported in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for the period from January 4, 2016 to March 25, 2016.

The amount of revenue from the RPO business of Aon Hewitt included in our Consolidated Statements of Operations and Comprehensive Income was $16.0 million for the period from the acquisition date to March 25, 2016. The acquired operations were substantially integrated with our existing PeopleScout operations. The nature of the customers and the services provided by PeopleScout and the former RPO business of Aon Hewitt are substantially the same. We competed in the marketplace for the same customers, candidates, and recruiters. Accordingly, subsequent to merging our operations, it is not possible to segregate and to reasonably estimate the operating expenses related exclusively to the former RPO business of Aon Hewitt.

The acquisition of the RPO business of Aon Hewitt was not material to our consolidated results of operations and as such, pro forma financial information was not required.

2015 Acquisition

Page - 8

Notes to Consolidated Financial Statements—(Continued)

Effective December 1, 2015, we acquired SIMOS Insourcing Solutions Corporation ("SIMOS"), an Atlanta-based provider of on-premise workforce management solutions for a cash purchase price of $66.6 million, net of the final working capital adjustment, which was funded by our existing credit facility. An additional cash payment between zero and $22.5 million of contingent consideration is payable in mid-2017, depending on SIMOS achieving a fiscal 2016 earnings before interest, taxes, depreciation and amortization target ("EBITDA target"). Actual results must be in excess of 87.5% of the EBITDA target before any amounts are earned. The final undiscounted fair value of the contingent consideration as of the acquisition date was determined to be $21.1 million. Using a risk adjusted weighted average cost of capital of 10.0%, the present value of the contingent consideration was estimated to be $18.3 million, as of the acquisition date. The contingent consideration liability was based on a probability weighted fair value measurement using unobservable inputs (Level 3) which rely on management's estimates of assumptions that market participants would use in pricing the liability. The valuation is judgmental in nature and involves the use of significant estimates and assumptions in forecasting fiscal 2016 results. SIMOS broadens our Staff Management on-premise contingent staffing solution, which is part of our Staffing Services reportable segment.

The following table reflects our final allocation of the purchase price (in thousands):

Purchase Price Allocation
Purchase price:
Cash purchase price, net of working capital adjustment	$66,603
Contingent consideration (2)	18,300
Total consideration	$84,903

Purchase price allocated as follows:
Accounts receivable (1)	$19,207
Prepaid expenses, deposits and other current assets	461
Property and equipment	464
Customer relationships (2)	39,000
Trade name/trademarks	800
Technologies	100
Restricted cash (2)	4,277
Other non-current assets	2,439
Total assets acquired	66,748

Accounts payable and other accrued expenses	3,741
Accrued wages and benefits	4,075
Workers' compensation liability	8,520
Total liabilities assumed	16,336

Net identifiable assets acquired	50,412
Goodwill (3)	34,491
Total consideration allocated	$84,903

(1)	The gross contractual amount of accounts receivable was $19.3 million of which $0.1 million was estimated to be uncollectible.

(2)
The preliminary valuation of customer relationships was increased by $0.6 million and contingent consideration decreased by $1.0 million as a result of our final valuation. The preliminary purchase price allocation for restricted cash was increased by $3.0 million for confirmation of cash held by third-party administrators for payment of workers' compensation claims.

(3)
Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers, and future cash flows after the acquisition of SIMOS. Goodwill is deductible for income tax purposes over 15 years as of December 1, 2015.

Intangible assets include identifiable intangible assets for customer relationships, trade name/trademarks, and developed technologies. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach for customer relationships and trade name/trademarks, and the cost approach for developed technologies.

Page - 9

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of December 1, 2015 (in thousands):

	Estimated Fair Value	Estimated Useful Lives in Years
Customer relationships	$39,000	9.0
Trade name/trademarks	800	3.0
Technologies	100	2.0
Total acquired identifiable intangible assets	$39,900

The amount of revenue and income from operations of SIMOS included in our Consolidated Statements of Operations and Comprehensive Income were $36.1 million and $1.9 million, respectively, for the thirteen weeks ended March 25, 2016. SIMOS income from operations includes $1.1 million of amortization expense for finite-lived intangibles assets for the thirteen weeks ended March 25, 2016.

NOTE 3:	FAIR VALUE MEASUREMENT
Our assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	March 25, 2016
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$21,888	$21,888	$—	$—
Restricted cash and cash equivalents (1)	54,537	54,537	—	—
Other restricted assets (2)	13,874	13,874	—	—
Restricted investments classified as held-to-maturity	136,843	—	136,843	—

Financial liabilities:
Contingent consideration (3)	18,900	—	—	18,900

	December 25, 2015
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$29,781	$29,781	$—	$—
Restricted cash and cash equivalents (1)	49,680	49,680	—	—
Other restricted assets (2)	11,944	11,944	—	—
Restricted investments classified as held to maturity	128,245	—	128,245	—

Financial liabilities:
Contingent consideration (3)	19,300	—	—	19,300

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

(3)
The estimated fair value of the contingent consideration associated with the acquisition of SIMOS, which was estimated using a probability-adjusted discounted cash flow model. Refer to Note 2: Acquisitions for further details regarding the SIMOS acquisition.

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the thirteen weeks ended March 25, 2016, as follows (in thousands):

Page - 10

Notes to Consolidated Financial Statements—(Continued)

Fair value measurement at beginning of period	$19,300
Contingent consideration liability adjustment recorded for final purchase price valuation	(1,000)
Amortization of present value discount	600
Fair value measurement at end of period	$18,900
Our estimated liability for contingent consideration represents potential payments of additional consideration for the acquisition of SIMOS, which is payable if certain defined performance goals are achieved. Changes in the fair value of the contingent consideration are recorded in the Consolidated Statements of Operations and Comprehensive Income within selling, general and administrative expenses. Amortization of the present value discount is recorded in the Consolidated Statements of Operations and Comprehensive Income within interest expense. As of March 25, 2016, the contingent consideration liability is included within Other long-term liabilities on the Consolidated Balance Sheets.

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
The following is a summary of our restricted cash and investments (in thousands):

	March 25, 2016	December 25, 2015
Cash collateral held by insurance carriers	$26,532	$23,634
Cash and cash equivalents held in Trust	28,005	26,046
Investments held in Trust	134,273	126,788
Other (1)	13,874	11,944
Total restricted cash and investments	$202,684	$188,412

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	March 25, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$65,967	$1,702	$—	$67,669
Corporate debt securities	60,570	842	(57)	61,355
Agency mortgage-backed securities	7,736	85	(2)	7,819
	$134,273	$2,629	$(59)	$136,843

	December 25, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$67,948	$1,345	$(4)	$69,289
Corporate debt securities	50,462	226	(152)	50,536
Agency mortgage-backed securities	8,378	73	(31)	8,420
	$126,788	$1,644	$(187)	$128,245

Page - 11

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	March 25, 2016
	Amortized Cost	Fair Value
Due in one year or less	$10,863	$10,897
Due after one year through five years	61,575	62,277
Due after five years through ten years	61,835	63,669
	$134,273	$136,843
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

NOTE 5:	PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following (in thousands):

	March 25, 2016	December 25, 2015
Buildings and land	$32,765	$32,258
Computers and software	127,703	126,003
Furniture and equipment	11,874	12,362
Construction in progress	8,297	4,757
	180,639	175,380
Less accumulated depreciation	(122,078)	(117,850)
	$58,561	$57,530
Capitalized software costs, net of accumulated depreciation, were $21.5 million and $24.6 million as of March 25, 2016 and December 25, 2015, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally-developed software.

Depreciation expense of property and equipment totaled $5.2 million and $5.4 million for the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively.

NOTE 6:	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table reflects goodwill at March 25, 2016 and December 25, 2015 (in thousands):

Page - 12

Notes to Consolidated Financial Statements—(Continued)

	Staffing Services	Managed Services	Total Company
Balance at December 25, 2015
Goodwill before impairment	$210,281	$104,424	$314,705
Accumulated impairment loss	(46,210)	—	(46,210)
Goodwill, net	164,071	104,424	268,495

Adjusted goodwill (1)	(4,611)	—	(4,611)
Acquired goodwill (2)	—	25,999	25,999
Other (3)	—	1,511	1,511

Balance at March 25, 2016
Goodwill before impairment	205,670	131,934	337,604
Accumulated impairment loss	(46,210)	—	(46,210)
Goodwill, net	$159,460	$131,934	$291,394

(1) Effective December 1, 2015, we acquired SIMOS. The goodwill associated with the acquisition has been adjusted based on our final purchase price allocation. For additional information see Note 2: Acquisitions.
(2) Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, which will be fully integrated into our PeopleScout RPO service line, and is part of our Managed Services reportable segment.Accordingly, the goodwill associated with the acquisition has been assigned to our Managed Services reportable segment based on our preliminary purchase price allocation. For additional information see Note 2: Acquisitions.
(3) Other is comprised of changes in the goodwill balance as a result of foreign currency translation.

Intangible assets

The following table presents our purchased finite-lived intangible assets (in thousands):

	March 25, 2016			December 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships	$196,649	$(41,774)	$154,875	$161,376	$(36,846)	$124,530
Trade names/trademarks	10,888	(4,109)	6,779	5,179	(3,447)	1,732
Non-compete agreements	1,800	(1,267)	533	1,800	(1,177)	623
Technologies	17,933	(6,991)	10,942	17,310	(6,536)	10,774
Total finite-lived intangible assets	$227,270	$(54,141)	$173,129	$185,665	$(48,006)	$137,659

(1)	Excludes assets that are fully amortized.

Finite-lived intangible assets include customer relationships and technologies of $34.5 million and $0.4 million, respectively, based on our preliminary purchase price allocation relating to our acquisition of the RPO business of Aon Hewitt. Refer to Note 2: Acquisitions, for additional information regarding this acquisition.

Amortization expense of our finite-lived intangible assets was $6.1 million and $5.2 million for the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively.

Page - 13

Notes to Consolidated Financial Statements—(Continued)

The following table provides the estimated future amortization of finite-lived intangible assets as of March 25, 2016 (in thousands):

Remainder of 2016	$21,094
2017	25,665
2018	24,965
2019	20,364
2020	18,409
Thereafter	62,632
Total future amortization	$173,129
We also held indefinite-lived trade names/trademarks of $10.5 million and $16.2 million as of March 25, 2016 and December 25, 2015, respectively. Due to a realignment of our branch network, we have determined that certain trade names are no longer indefinite lived assets and have began amortizing these trade names over their estimated useful lives of 3 years commencing as of December 26, 2015.
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.8% at March 25, 2016 and December 25, 2015. Payments made against self-insured claims are made over a weighted average period of approximately 5 years at March 25, 2016.
The table below presents a reconciliation of the undiscounted workers’ compensation claims reserve to the discounted workers' compensation reserve for the periods presented as follows (in thousands):

	March 25, 2016	December 25, 2015
Undiscounted workers’ compensation reserve	$288,234	$284,306
Less discount on workers' compensation reserve	18,223	18,026
Workers' compensation reserve, net of discount	270,011	266,280
Less current portion	66,325	69,308
Long-term portion	$203,686	$196,972
Payments made against self-insured claims were $18.9 million and $16.8 million for the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims was $51.9 million and $49.0 million as of March 25, 2016 and December 25, 2015, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $48.0 million and $45.2 million as of March 25, 2016 and December 25, 2015, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.

Page - 14

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
Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses. Workers’ compensation expense of $24.1 million and $21.5 million was recorded in Cost of services for the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively.

	March 25, 2016	December 25, 2015
weighted average discount rate	Tagged in document	1.8%

NOTE 8:	LONG-TERM DEBT

The components of our borrowings were as follows (in thousands):

	March 25, 2016	December 25, 2015
Revolving Credit Facility	$139,098	$218,086
Term Loan	26,822	27,578
Total debt	165,920	245,664
Less current portion	2,267	2,267
Long-term debt, less current portion	$163,653	$243,397

Revolving credit facility

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

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending limit is $17.4 million, and is reduced quarterly by $0.4 million. As of March 25, 2016, the Tacoma headquarters office building liquidation value totaled $14.8 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and other reserves, if deemed applicable. Each borrowing has a stated maturity of 90 days or less. At March 25, 2016, $235.5 million was available under the Revolving Credit Facility, $139.1 million was utilized as a draw on the facility, and $4.8 million was utilized by outstanding standby letters of credit, leaving $91.6 million available for additional borrowings. The letters of credit are primarily used to collateralize a portion of our workers' compensation obligation.

On January 4, 2016, in connection with the acquisition of the RPO business of Aon Hewitt, we entered into a Third Amendment to our Second Amended and Restated Credit Agreement ("Amendment") dated June 30, 2014. The Amendment provides for a temporary $30.0 million increase to our existing $300.0 million revolving line of credit, for a total of $330.0 million. The temporary increase expires in $10.0 million increments on April 1, May 1, and June 1 of 2016.

The Amendment also reduced the minimum excess liquidity requirement from $37.5 million to $10.0 million, which increases to $19.3 million, $28.6 million, and $37.5 million on April 1, May 1, and June 1 of 2016, respectively. Excess liquidity is an amount equal to the unused borrowing capacity under the Revolving Credit Facility plus certain unrestricted cash, cash equivalents, and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet the excess liquidity requirement. The additional amount available to borrow at March 25, 2016 was $91.6 million and the amount of cash and cash equivalents under control agreements was $23.6 million, for a total of $115.3 million, which was well in excess of the $10.0 million

Page - 15

Notes to Consolidated Financial Statements—(Continued)

liquidity requirement in effect on March 25, 2016. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. At March 25, 2016, the applicable spread on LIBOR was 1.50% and the applicable spread on the base rate was 0.5%. As of March 25, 2016, the weighted average interest rate on outstanding borrowings was 2.00%.

A fee of 0.375% is applied against the Revolving Credit Facility's unused borrowing capacity when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by a pledge of substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Revolving Credit Facility has variable rate interest and approximates fair value as of March 25, 2016 and December 25, 2015.
Term loan agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (“Term Loan”) with Synovus Bank in the principal amount of $34.0 million. The Term Loan has a five-year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Term Loan by five consecutive one-year extensions. At March 25, 2016, the interest rate for the Term Loan was 1.94%.
At March 25, 2016 and December 25, 2015, the remaining balance of the Term Loan was $26.8 million and $27.6 million, respectively, of which $2.3 million is current and is included in Other current liabilities on our Consolidated Balance Sheets. The Term Loan has variable rate interest and approximates fair value as of March 25, 2016 and December 25, 2015.
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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	March 25, 2016	December 25, 2015
Cash collateral held by workers' compensation insurance carriers	$26,032	$23,133
Cash and cash equivalents held in Trust	28,005	26,046
Investments held in Trust	134,273	126,788
Letters of credit (1)	4,520	4,520
Surety bonds (2)	17,992	17,946
Total collateral commitments	$210,822	$198,433

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

Page - 16

Notes to Consolidated Financial Statements—(Continued)

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

Restricted and unrestricted stock awards and performance share units activity for the thirteen weeks ended March 25, 2016, was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,218	$22.63
Granted	491	$21.01
Vested	(392)	$19.77
Forfeited	(35)	$18.33
Non-vested at the end of the period	1,282	$22.99
As of March 25, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $13.8 million, which is estimated to be recognized over a weighted average period of 1.84 years. As of March 25, 2016, total unrecognized stock-based compensation expense related to performance share units was approximately $5.4 million, which is estimated to be recognized over a weighted average period of 2.03 years.
Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven years from the date of grant. Stock option activity was de minimis for the thirteen weeks ended March 25, 2016.
Employee stock purchase plan

Our Employee Stock Purchase Plan (“ESPP”) reserves for purchase 1.0 million shares of common stock. The plan allows eligible employees to contribute up to 10% of their earnings toward the monthly purchase of the Company's common stock. The employee's

Page - 17

Notes to Consolidated Financial Statements—(Continued)

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

During the thirteen weeks ended March 25, 2016 and March 27, 2015, participants purchased approximately 23,000 and 20,000 shares from the plan, for cash proceeds of $0.5 million and $0.4 million, respectively.
Stock-based compensation expense
Total stock-based compensation expense, which is included in Selling, general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Income, was $3.2 million and $3.4 million for the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively.

NOTE 11:	DEFINED CONTRIBUTION PLANS

We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $14.4 million and $12.9 million as of March 25, 2016 and December 25, 2015, respectively. The current and non-current portion of the deferred compensation liability is included in Other current liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheets, and is largely offset by restricted investments recorded in Restricted cash and investments on our Consolidated Balance Sheets.

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

Our effective tax rate on earnings for the thirteen weeks ended March 25, 2016 was 8.1%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 8.1% results from estimated 2016 federal Work Opportunity Tax Credit ("WOTC"). In December of 2015, WOTC was restored through 2019 as a result of the Protecting Americans from Tax Hikes Act of 2015. We also recognized $1.8 million of discrete tax benefits from prior year WOTC. Other differences between the statutory federal income tax rate of 35.0% and our effective tax rate of 8.1% result from state and foreign income taxes and certain non-deductible expenses.

Our effective tax rate on earnings for the thirteen weeks ended March 27, 2015, was 20.5%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 20.5% results from estimated WOTC earned in 2015 from 2014 hires. WOTC had expired for 2015 hires. We also recognized $1.3 million of discrete tax benefits from prior year WOTC and California Enterprise Zone tax credits. Other differences between the statutory federal income tax rate of 35.0% result from state and foreign income taxes and certain non-deductible expenses.
As of March 25, 2016 and December 25, 2015, we had gross unrecognized tax benefits of $2.3 million and $2.2 million, respectively, recorded in accordance with current accounting guidance on uncertain tax positions.

Page - 18

Notes to Consolidated Financial Statements—(Continued)

NOTE 13:	NET INCOME PER SHARE
Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Net income	$6,968	$5,716

Weighted average number of common shares used in basic net income per common share	41,502	41,031
Dilutive effect of outstanding stock options and non-vested restricted stock	296	331
Weighted average number of common shares used in diluted net income per common share	41,798	41,362
Net income per common share:
Basic	$0.17	$0.14
Diluted	$0.17	$0.14

Anti-dilutive shares	284	266
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

NOTE 14:	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reflected as a net decrease to shareholders’ equity. Changes in the balance of each component of accumulated other comprehensive loss during the thirteen weeks ended March 25, 2016 were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments (1)	Total other comprehensive income (loss), net of tax
Balance at beginning of period	$(13,514)	$(499)	$(14,013)
Current-period other comprehensive income	2,401	76	2,477
Balance at end of period	$(11,113)	$(423)	$(11,536)

(1)
Consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities. The tax impact on foreign currency translation adjustment and unrealized gain on marketable securities was de minimis for the period ended March 25, 2016.

There were no material reclassifications out of accumulated other comprehensive loss during the thirteen weeks ended March 25, 2016.

Page - 19

Notes to Consolidated Financial Statements—(Continued)

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Cash paid (received) during the period for:
Interest	$1,321	$1,137
Income taxes	$(12,983)	$565
As of March 25, 2016 and March 27, 2015, we had acquired $2.1 million and $0.2 million, respectively, of property, plant and equipment on account that was not yet paid. As of March 25, 2016, we finalized our fair value assessment of our acquisition of SIMOS and recorded measurement-period adjustments of $4.6 million, with corresponding adjustments to goodwill. These are considered non-cash investing items. For additional information see Note 2: Acquisitions.

NOTE 16:	SEGMENT INFORMATION

Our operating segments are based on the organizational structure for which financial results are regularly evaluated by the chief operating decision maker, our Chief Executive Officer, to determine resource allocation and assess performance. Our service lines are our operating segments. Effective January 4, 2016, our PeopleScout RPO service line acquired certain assets and assumed certain liabilities of the RPO business of Aon Hewitt, which expands our RPO service offering. The RPO business of Aon Hewitt will be fully integrated into our PeopleScout service line, which is part of our Managed Services reportable segment. Effective December 1, 2015, we acquired SIMOS, which broadens our Staff Management on-premise contingent staffing solution and is part of our Staffing Services reportable segment.

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
Our Managed Services segment provides high-volume permanent employee recruitment process outsourcing and management of outsourced labor service providers through the following service lines:

•	PeopleScout and hrX: Outsourced recruitment of permanent employees on behalf of clients; and

•	Staff Management (MSP): Management of multiple third party staffing vendors on behalf of clients.

We have two measures of segment performance: revenue from services and income from operations. Income from operations for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Costs excluded from segment income from operations include various corporate general and administrative expenses, depreciation and amortization expense, and interest and other expense, net. Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis. There are no material internal revenue transactions between our reporting segments.

Page - 20

Notes to Consolidated Financial Statements—(Continued)

Revenue from services and income from operations associated with our segments were as follows (in thousands):

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Revenue from services
Staffing Services	$602,453	$549,712
Managed Services	43,527	23,603
Total Company	$645,980	$573,315

Income from operations
Staffing Services	$19,205	$24,229
Managed Services	8,830	3,478
Depreciation and amortization	(11,289)	(10,520)
Corporate unallocated	(8,147)	(9,464)
Total Company	8,599	7,723
Interest and other expense, net	(1,019)	(534)
Income before tax expense	$7,580	$7,189

NOTE 17:	SUBSEQUENT EVENTS

In April 2016, we were notified by Amazon of their intent to reduce their use of contingent labor for their warehouse fulfillment centers in the United States and realign the use of their contingent labor vendors. Amazon is our largest customer and represented approximately $354 million, or 13%, of total company revenues for the fiscal year ended December 25, 2015 and $68 million, or 11%, of total company revenues for the thirteen weeks ended March 25, 2016 and $70 million, or 12%, for the comparable quarter in the prior year. Management estimates that the change in scope of our services will decrease revenues for the remainder of 2016 by approximately $150 million, compared to the prior year. Amazon continues to be an important client in areas not impacted by the change to scope of services. Management is in the process of evaluating the full impact of the change in scope of services on the current and future years. This evaluation will coincide with our annual test of goodwill for impairment as of the beginning of the second quarter.

Amazon is a customer of our Staff Management | SMX service line, which is part of our Staffing Services reportable segment and provides on-premise staffing and management of a facility's contingent workforce. The carrying value of the goodwill was approximately $42.7 million and other intangible assets were approximately $53.9 million consisting of customer relations, acquired technology, and trade name as of March 25, 2016. We may record a related impairment charge in the second quarter, which may be material to the consolidated financial statements.

Page - 21

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
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of TrueBlue. Our MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 25, 2015, and our subsequently filed Quarterly Reports on Form 10-Q. The MD&A is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect future results.

OVERVIEW

TrueBlue, Inc. (“TrueBlue,” “we,” “us,” “our”) is a leading provider of specialized workforce solutions helping clients improve growth and performance by providing staffing, recruitment process outsourcing, and managed service provider solutions. Our workforce solutions meet clients’ needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help approximately 130,000 businesses be more productive and we connect approximately 840,000 people to work each year. We are headquartered in Tacoma, Washington.
Revenue grew to $646.0 million for the thirteen weeks ended March 25, 2016, a 12.7% increase compared to the same period in the prior year primarily due to the following:

•
Effective December 1, 2015, we acquired SIMOS Insourcing Solutions (“SIMOS”), a leading provider of on-premise workforce management solutions. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for online commerce and supply chain solutions. SIMOS will expand our existing services for on-premise staffing and management of a facility's contingent workforce. SIMOS contributed $36.1 million in revenue or 6.3% of our revenue growth for the thirteen weeks ended March 25, 2016.

•
Effective January 4, 2016, we acquired the recruitment process outsourcing ("RPO") business of Aon Hewitt, a leading provider of RPO services. The acquired operations expand and complement our PeopleScout services and will be fully integrated with this service line in 2016. The RPO business of Aon Hewitt contributed $16.0 million in revenue or 2.8% of our revenue growth for the thirteen weeks ended March 25, 2016.

•
Organic revenue growth of approximately 3.6% for the thirteen weeks ended March 25, 2016 as compared to the prior year. Revenue growth slowed throughout the quarter in many of the geographies and industries we serve. This was especially pronounced for our large national customers and retail industry. Project work has slowed for our large national customers. This was partially offset by stronger growth for our small to medium-sized business customers and the market for construction and construction related customers..

Gross profit as a percentage of revenue for the thirteen weeks ended March 25, 2016 was 23.3% compared to 22.6% for the same period in the prior year. The increase was primarily due to the impact of the SIMOS and the RPO business of Aon Hewitt acquisitions of 0.9% which carried higher gross margins in comparison to our blended company average, and the positive impact of a revenue mix change of approximately 0.3%. This was partially offset by gross margin compression due to a growing reluctance by our

Page - 22

customers to accept price increases for our normal mark-ups on higher contingent worker wages in a tightening labor market and increasing minimum wages. This is especially pronounced for our large national customers.

Selling, general and administrative ("SG&A") expenses increased by $19.0 million to $130.6 million for the thirteen weeks ended March 25, 2016 compared to the same period in 2015. The increase includes expenses related to the acquired operations of SIMOS and the RPO business of Aon Hewitt of approximately $9.3 million. SIMOS was acquired effective December 1, 2015 and the RPO business of Aon Hewitt was acquired effective January 4, 2016. The remaining increase of approximately $9.7 million was due to variable costs related to organic revenue growth and investments made in selling and recruiting resources for blue-collar staffing services as well as start-up costs for new on-site customers and recruitment process outsourcing customers. These investments commenced in the prior year to fuel continued growth. With the slowdown in growth, these investments have been curtailed and cost control programs have commenced.
SG&A expenses as a percentage of revenue increased to 20.2% for the thirteen weeks ended March 25, 2016 from 19.5% for the same period in 2015. The operating leverage generated by organic growth was more than offset by the targeted investments which commenced in the prior year to fuel continued growth.
Income from operations grew to $8.6 million for the thirteen weeks ended March 25, 2016, or an increase of 11.3%, compared to $7.7 million for the same period in 2015. The improved performance is primarily due to the operating income from acquired operations. This was partially offset by slowed organic revenue growth and associated gross margin compression and increased cost of operations.
Net income grew to $7.0 million, or $0.17 per diluted share, for the thirteen weeks ended March 25, 2016, compared to $5.7 million, or $0.14 per diluted share, for the same period in 2015. The increase is in large part due to changes to our income taxes. Our effective tax rate on earnings for the thirteen weeks ended March 25, 2016 was 8.1% compared to 20.5% for the same period in the prior year due to the reenactment of the Work Opportunity Tax Credit program.
We believe we are in a strong position financially to fund working capital needs for growth opportunities. As of March 25, 2016, we had cash and cash equivalents of $21.9 million and $91.6 million available under the Revolving Credit Facility.
RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Thirteen weeks ended
	March 25, 2016	% of revenue	March 27, 2015	% of revenue
Revenue from services	$645,980		$573,315
Total revenue growth %	12.7%		44.8%

Gross profit	$150,512	23.3%	$129,836	22.6%
Selling, general and administrative expenses	130,624	20.2%	111,593	19.5%
Depreciation and amortization	11,289	1.7%	10,520	1.8%
Income from operations	8,599	1.3%	7,723	1.3%
Interest and other expense, net	(1,019)		(534)
Income before tax expense	7,580		7,189
Income tax expense	612		1,473
Net income	$6,968	1.1%	$5,716	1.0%
Net income per diluted share	$0.17		$0.14

Our year-over-year trends for the thirteen weeks ended March 25, 2016 compared to the same period in the prior year are significantly impacted by the acquisitions of SIMOS and the RPO business of Aon Hewitt, which further expand on our acquisition of Seaton in 2014. The Seaton acquisition added new services and capabilities to better meet our objective of providing our customers with the talent and flexible workforce solutions they need to enhance their business performance. These service lines have dedicated customer on-site and virtual teams which leverage highly centralized support services for recruiting and delivering services to meet the specialized needs of each customer. These service lines do not operate a branch network and accordingly operate with more flexibility.

Page - 23

Effective December 1, 2015, we acquired SIMOS Insourcing Solutions (“SIMOS”), a leading provider of on-premise workforce management solutions. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for online commerce and supply chain solutions. SIMOS will expand our existing services for on-premise staffing and management of a facility's contingent workforce. Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, a leading provider of RPO services. The acquired operations expand and complement our PeopleScout services and will be fully integrated with this service line in 2016.
Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Revenue from services	$645,980	$573,315
Total revenue growth %	12.7%	44.8%
Revenue grew to $646.0 million for the thirteen weeks ended March 25, 2016, a 12.7% increase compared to the same period in the prior year primarily due to the acquisitions of SIMOS and the RPO business of Aon Hewitt . Effective December 1, 2015, we acquired SIMOS which contributed $36.1 million in revenue or 6.3% of our revenue growth for the thirteen weeks ended March 25, 2016. Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, which contributed $16.0 million in revenue or 2.8% of our revenue growth for the thirteen weeks ended March 25, 2016.
Organic revenue growth increased by approximately 3.6% for the thirteen weeks ended March 25, 2016 as compared to the prior year. Revenue growth slowed throughout the quarter in many of the geographies and industries we serve. This was especially pronounced for our large national customers and the retail industry. Project work has slowed for our large national customers.The domestic manufacturing industry continues to face challenges. This was offset by stronger growth for our small to medium-sized business customers and the the market for construction and construction related customers. The construction market continues to experience significant growth driven by increases in both residential and commercial construction.
The demand for our specialized workforce solutions continues to generate growth as labor markets continue to tighten and our customers need our specialized solutions to find talent. We continue to see success with our focus on generating organic growth by making it easier for our customers to access reliable workers and for our workers to access work opportunities. Additionally, we are improving the productivity of our customers with temporary workforce solutions which are specialized and tailored to their needs. Furthermore, we continue to make substantial investments in technology solutions that will improve both the customer and worker experience as well as our business efficiency for the longer term.
Gross profit
Gross profit was as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Gross profit	$150,512	$129,836
Percentage of revenue	23.3%	22.6%

Gross profit represents revenue from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation costs, and reimbursable costs.
Gross profit as a percentage of revenue for the thirteen weeks ended March 25, 2016 was 23.3% compared to 22.6% for the same period in the prior year. The increase in gross margin was primarily due to the impact of the SIMOS and the RPO business of Aon Hewitt acquisitions of 0.9% which carried higher gross margins in comparison to our blended company average and positive impact of a revenue mix change of 0.3%. This was partially offset by gross margin compression due to a growing reluctance by our customers to accept price increases for our normal mark-ups on higher worker wages caused by a tightening labor market, increasing minimum wages and benefit costs. This is especially pronounced for our large national customers.
Workers’ compensation expense as a percentage of revenue remained approximately 3.7% for the thirteen weeks ended March 25, 2016, compared to 3.8% for the same period in the prior year. Our efforts to actively manage the safety of our temporary workers with our safety programs and control increasing costs with our network of workers' compensation service providers have had a positive impact of creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable

Page - 24

adjustments to our workers' compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs. However, in line with our expectations, we are experiencing diminishing favorable adjustments to our workers' compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses were as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Selling, general and administrative expenses	$130,624	$111,593
Percentage of revenue	20.2%	19.5%

SG&A expenses increased by $19.0 million to $130.6 million for the thirteen weeks ended March 25, 2016 compared to the same period in 2015. The increase includes expenses related to the acquired operations of SIMOS and the RPO business of Aon Hewitt of approximately $9.3 million. SIMOS was acquired effective December 1, 2015 and the RPO business of Aon Hewitt was acquired effective January 4, 2016.

The remaining increase of approximately $9.7 million was due to variable costs related to organic revenue growth and investments made in selling and recruiting resources for blue-collar staffing services as well as start-up costs for new on-site customers and recruitment process outsourcing customers. These investments commenced in the prior year to fuel continued growth. With the slowdown in growth, these investments have been curtailed and cost control programs have commenced.
SG&A expenses as a percentage of revenue increased to 20.2% for the thirteen weeks ended March 25, 2016 from 19.5% for the same period in 2015. The operating leverage generated by organic growth was more than offset by the targeted investments which commenced in the prior year to fuel continued growth. With the progressive slowdown in growth during the current quarter, these investments have been curtailed and cost control programs have commenced.
Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Depreciation and amortization	$11,289	$10,520
Percentage of revenue	1.7%	1.8%
Depreciation and amortization increased to $11.3 million for the thirteen weeks ended March 25, 2016, primarily due to the amortization of acquired finite-lived intangible assets in connection with the SIMOS and RPO business of Aon Hewitt acquisitions. We continue to make significant investments in projects that are designed to further improve our efficiency and effectiveness in recruiting, retaining our temporary workers, and attracting and retaining our customers.
Income taxes
The income tax expense and the effective income tax rate were as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Income tax expense	$612	$1,473
Effective income tax rate	8.1%	20.5%

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

Page - 25

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

The most significant driver of fluctuations in our effective income tax rate is the Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage hiring of workers from certain disadvantaged targeted categories, and is generally calculated as a percentage of wages over a twelve month period up to worker maximum by targeted category. Based on historical results and business trends we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted categories; 2) the targeted categories are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices often delay their credit certification processing from a few months to several years and have inconsistent certification rates. We recognize additional prior year hiring credits if credits in excess of original estimates have been certified by government offices. WOTC was restored through December 31, 2019, as a result of the Protecting Americans from Tax Hikes Act of 2015, signed into law on December 18, 2015.

Our effective tax rate on earnings for the thirteen weeks ended March 25, 2016 was 8.1%, compared to 20.5% for the same period in 2015 primarily because WOTC was restored for 2016 hires. WOTC had expired during the first quarter of the prior year for all 2015 hires. We recognized discrete tax benefits from prior year hiring credits of $1.8 million compared to $1.3 million for the same period in the prior year.

Changes to our effective tax rate as a result of hiring credits were as follows:

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Effective income tax rate without hiring credits	41.0%	39.7%
Hiring credits estimate from current year wages	(9.2)	(1.7)
Effective income tax rate before prior year adjustments	31.8	38.0
Additional hiring credits from prior year wages	(23.7)	(17.5)
Effective income tax rate with hiring credits	8.1%	20.5%

Segment results

In the fourth quarter of 2014, we changed our organizational structure as a result of our acquisition of Seaton on June 30, 2014. Legacy TrueBlue operated within the overall staffing industry providing contingent, industrial labor to customers, which we aggregated into one reportable segment in accordance with U.S. generally accepted accounting principles ("GAAP"). The acquisition of Seaton added a full service line providing contingent, industrial labor through an on-premise operation located at the customer's place of business. On-premise staffing is large scale exclusive sourcing, screening, recruitment, and management of a contingent labor workforce. This service line is an operating segment which is aggregated with the Legacy TrueBlue operations and reported as Staffing Services. Effective December 1, 2015, we acquired SIMOS, a leading provider of on-premise workforce management solutions. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for online commerce and supply chain solutions. SIMOS will expand our existing services for on-premise staffing and management of a facility's contingent workforce.

The acquisition of Seaton also added complementary outsourced service offerings in recruitment process outsourcing and managed service provider solutions. Recruitment process outsourcing is high-volume sourcing, screening, and recruitment of permanent employees for all major industries and jobs. Managed service provider solutions provide customers with improved quality and spend management of their contingent labor vendors. The complementary service lines are operating segments which are aggregated and reported as Managed Services. Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, a leading provider of recruitment process outsourcing services. The acquired operations expand and complement our PeopleScout services and will be fully integrated with this service line in 2016.

Page - 26

Revenue from services and income from operations associated with our segments were as follows (in thousands, except percentages):

	Thirteen weeks ended
	March 25, 2016		March 27, 2015
Revenue from services		Revenue growth %		Revenue growth %
Staffing Services	$602,453	9.6%	$549,712	38.8%
Managed Services	43,527	84.4%	23,603
Total Company	$645,980	12.7%	$573,315	44.8%

Income from operations		% of revenue		% of revenue
Staffing Services	$19,205	3.2%	$24,229	4.4%
Managed Services	8,830	20.3%	$3,478	14.7%
Depreciation and amortization	(11,289)		(10,520)
Corporate unallocated	(8,147)		(9,464)
Total Company	8,599	1.3%	7,723	1.3%
Interest and other expense, net	(1,019)		(534)
Income before tax expense	$7,580		$7,189

Revenue from services

Staffing Services revenue grew to $602.5 million, a 9.6% increase for the thirteen weeks ended March 25, 2016 compared to the same period in the prior year. Effective December 1, 2015, we acquired SIMOS which contributed $36.1 million in revenue or 6.6% of our revenue growth for the thirteen weeks ended March 25, 2016. Organic revenue increased by approximately 3.0% for the thirteen weeks ended March 25, 2016 as compared to the prior year. Revenue growth slowed throughout the quarter in many of the geographies and industries we serve. This was especially pronounced for our large national customers and retail industry. The domestic manufacturing industry continues to face challenges. This was partially offset by stronger growth for our small to medium sized business customers and construction industry. The construction industry continues to experience significant growth driven by continued momentum in both residential and commercial construction.

Managed Services revenue grew to $43.5 million, an 84.4% increase, for the thirteen weeks ended March 25, 2016, compared to the same period in the prior year. Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, which contributed $16.0 million in revenue or 67.9% of our revenue growth for the thirteen weeks ended March 25, 2016. The Managed Services organic revenue growth of 16.5% was driven by increased demand for our services in a tightening labor market and serving our customers to acquire new talent. Additionally, we are winning new customers from our pipeline of opportunities which remains strong.
Income from operations
Staffing Services income from operations declined to $19.2 million or 20.7% for the thirteen weeks ended March 25, 2016, compared to the same period in the prior year. The improved performance from the acquired SIMOS operations was more than offset by the by slowed organic revenue and associated pressure on gross margin and cost of operations.
Managed Services income from operations grew to $8.8 million or 153.9% for the thirteen weeks ended March 25, 2016, compared to the same period in the prior year. The increase is largely due to the improved performance from the acquired the RPO business of Aon Hewitt operations and timing of start-up costs for new recruitment process outsourcing customers.

Page - 27

Future outlook
The following highlights represent our expectations regarding operating trends for the remainder of fiscal year 2016. We have limited visibility into future demand for our services. However, we believe there is value in providing an update to our expectations for the financial performance for fiscal 2016 in light of our recent performance and anticipated changes to the services provided to our largest customer. We expect revenue growth of approximately 6% for fiscal 2016 as compared to fiscal 2015. Net of the positive impact of acquisitions, we expect an organic revenue decline of 2%. These expectations are subject to revision as our business changes with the overall economy.

•
Our top priority remains to produce strong organic revenue and gross profit growth, and leverage our cost structure to generate increasing operating income as a percentage of revenue. However, based on recent trends, growth slowed through the first quarter of fiscal 2016 in many of the geographies and industries we serve. This was especially pronounced for our large national customers and retail industry. The domestic manufacturing industry continues to face challenges. This was offset by stronger growth for our small to medium-sized business customers and the construction market. However, the growth rates have declined from those experienced in the prior year. We expect slower growth rates in 2016 and continued gross margin pressure. We have taken action and put in place programs to reduce our cost structure to be more in line with lower revenue expectations.

•
In April 2016, we were notified by Amazon of their intent to reduce their use of contingent labor for their larger warehouse fulfillment centers in the United States and realign the use of their contingent labor vendors. Amazon is our largest customer and represented 13.1% of total Company revenues in 2015 and 11% of total company revenues for the thirteen weeks ended March 25, 2016 and 12% for the comparable quarter in the prior year. Management estimates that the change in scope of our services will decrease revenues for the remainder of 2016 by approximately $150 million, compared to the prior year. Management is in the process of evaluating the full impact of the change in scope of services on future years. This evaluation will coincide with our annual test of goodwill for impairment in the second quarter. Therefore, our future estimates do not include any charges for impairment. Amazon remains a key customer and continues to use our contingent labor services in other areas not impacted by the change in scope of services. We expect to continue to serve them and their needs for contingent labor as they expand their smaller delivery stations to distribute and deliver their products direct to the customer.

•
The acquisition of SIMOS provides new opportunities to leverage the Staff Management technology and best practice processes in centralized, high-volume, and rapid recruitment of quality workers which are deployed to customers with multi-location demand for temporary staffing. These centralized capabilities when combined with our local presence will continue to provide opportunities to staffing services growth. Staff Management will leverage the SIMOS on-premise workforce management solutions specialized in helping clients streamline warehouse/distribution operations to meet the growing demand for online commerce and supply chain solutions. SIMOS will expand our existing services for on-premise staffing and management of a facility's contingent workforce.

•
PeopleScout is a recognized industry leader of recruitment process outsourcing services, which are in the early stages of their adoption cycles. The acquisition of the RPO business of Aon Hewitt positions PeopleScout as the leading provider of recruitment processing outsourcing solutions and accelerates our globalization strategy. The acquisition added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance. We expect continued growth with a differentiated service that leverages innovative technology for high-volume scalable sourcing and dedicated client service teams for connecting the best talent to work opportunity, reducing the cost of hiring, and delivering a better outcome for the customer.

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

Page - 28

LIQUIDITY AND CAPITAL RESOURCES
The following discussion highlights our cash flow activities for the thirteen weeks ended March 25, 2016 and March 27, 2015.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Net income	$6,968	$5,716
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,289	10,520
Provision for doubtful accounts	1,308	1,745
Stock-based compensation	3,179	3,389
Deferred income taxes	(1,083)	(299)
Other operating activities	1,014	(316)
Changes in operating assets and liabilities:
Accounts receivable	147,067	67,411
Income tax receivable	14,742	943
Accounts payable and other accrued expenses	(9,681)	4,369
Accrued wages and benefits	(16,153)	(3,999)
Workers' compensation claims reserve	3,731	159
Other assets and liabilities	(1,876)	6,122
Net cash provided by operating activities	$160,505	$95,760
Net cash provided by operating activities was $160.5 million for the thirteen weeks ended March 25, 2016, compared to $95.8 million for the same period in 2015.

•
Net income of $7.0 million increased over 2015 due to the improved operating income performance from acquired operations. This was more than offset by slowed organic revenue growth and associated pressure on gross margin and cost of operations.

•
Depreciation and amortization increased over 2015 to $11.3 million primarily due to the amortization of acquired finite-lived intangible assets in connection with the acquisitions of SIMOS and the RPO business of Aon Hewitt.

•
The change in accounts receivable for the thirteen weeks ended March 25, 2016 is significantly more than that of the comparable period for the prior year due to a record seasonal peak in the fourth quarter of 2015 and seasonal de-leveraging of accounts receivable in the first quarter of 2016 with significantly improved rate of collections in the thirteen-weeks ended March 25, 2016 as compared to the prior year.

•
Income tax receivable declined due primarily to additional WOTC refunds realized. Income taxes were reduced by Work Opportunity Tax Credit ("WOTC") program benefits. The Protecting Americans from Tax Hikes Act of 2015, was signed into law on December 18, 2015, retroactively restoring the WOTC program for all of 2015 through 2019. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates.

•
Accounts payable and other accrued expenses decreased primarily due to volume of activity from normal seasonal patterns and timing of payments. The decrease was significantly more than that of the comparable period in the prior year primarily due to a record peak in our normal seasonal patterns in the fourth quarter of 2015 and the timing of payments made in the first quarter of 2016. Additionally, the seasonal patterns and timing of payments in the first quarter of 2015 were lower due to the accelerated vendor payments to facilitate the transition of the acquired Seaton operations to TrueBlue's ERP system prior to the commencement of 2015.

•	Accrued wages and benefits decreased primarily due to volume of activity from normal seasonal patterns and timing of payments.

Page - 29

•
Generally, our workers' compensation claims reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the thirteen weeks ended March 25, 2016, our workers' compensation claims reserve increased as the delivery of temporary labor services increased, which was partially offset by claim payments.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Capital expenditures	$(3,876)	$(3,458)
Acquisition of businesses, net of cash acquired	(72,000)	—
Sales and maturities of marketable securities	—	1,500
Change in restricted cash and investments	(11,650)	(3,927)
Net cash used in investing activities	$(87,526)	$(5,885)
Cash flows used in investing activities were $87.5 million for the thirteen weeks ended March 25, 2016 compared to cash flows used in investing activities of $5.9 million for the same period in 2015.

•	Cash used in investing activities of $72 million in 2016 was for the acquisition of the RPO business of Aon Hewitt effective January 4, 2016.

•
The change in restricted cash and cash equivalents increased by $11.7 million for the thirteen weeks ended March 25, 2016. This increase was primarily due to an increase in collateral requirements paid to our workers' compensation insurance providers.

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Thirteen weeks ended
	March 25, 2016	March 27, 2015
Net proceeds from stock option exercises and employee stock purchase plans	$477	$411
Common stock repurchases for taxes upon vesting of restricted stock	(2,229)	(3,026)
Net change in revolving credit facility	(78,988)	(88,000)
Payments on debt and other liabilities	(756)	(566)
Other	171	865
Net cash provided by (used in) financing activities	$(81,325)	$(90,316)
Cash flows used in financing activities were $81.3 million for the thirteen weeks ended March 25, 2016 compared to cash flows used in financing activities of $90.3 million for the same period in 2015.

•
The net change in revolving credit facility activities are due to repayments on our Revolving Credit Facility. See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Revolving Credit Facility.

Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300.0 million expires on June 30, 2019. The Revolving Credit Facility is an asset backed facility which is secured by a pledge of substantially all of the assets of TrueBlue, Inc. and material U.S. domestic subsidiaries. The additional amount available to borrow at March 25, 2016 was $91.6 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

Page - 30

•	We had cash and cash equivalents of $21.9 million at March 25, 2016. We expect to continue to apply excess cash towards the outstanding balance on our Revolving Credit Facility.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At March 25, 2016, we had restricted cash and investments totaling $202.7 million.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources
Revolving Credit Facility
See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Revolving Credit Facility.
Restricted Cash and Investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At March 25, 2016, we had restricted cash and investments totaling $202.7 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust").
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

Page - 31

Our total collateral commitments were made up of the following components for the fiscal period end dates presented (in thousands):

	March 25, 2016	December 25, 2015
Cash collateral held by workers' compensation insurance carriers	$26,032	$23,133
Cash and cash equivalents held in Trust	28,005	26,046
Investments held in Trust	134,273	126,788
Letters of credit (1)	4,520	4,520
Surety bonds (2)	17,992	17,946
Total collateral commitments	$210,822	$198,433

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers' compensation reserve

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented (in thousands):

	March 25, 2016	December 25, 2015
Total workers’ compensation reserve	$270,011	$266,280
Add back discount on workers' compensation reserve (1)	18,223	18,026
Less excess claims reserve (2)	(51,929)	(49,026)
Reimbursable payments to insurance provider (3)	12,157	10,610
Less portion of workers' compensation not requiring collateral (4)	(37,640)	(47,457)
Total collateral commitments	$210,822	$198,433

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. We discount our workers' compensation liability as we believe the estimated future cash outflows are readily determinable. The discounted workers’ compensation claims reserve was $270.0 million at March 25, 2016.
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

Page - 32

•	positive or adverse development of claims.
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At March 25, 2016, the weighted average rate was 1.8%. The claim payments are made over an estimated weighted average period of approximately 5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 25, 2016, the weighted average rate was 2.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $51.9 million and $49.0 million as of March 25, 2016 and December 25, 2015, respectively.

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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2015.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2015.
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our second fiscal quarter, or more frequently if an event occurs or circumstances change that would indicate impairment may exist. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.

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

Page - 33

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

While the estimated fair value of our PlaneTechs reporting unit was in excess of 20% of its carrying value, this reporting unit continues to focus on transitioning from a concentrated portfolio with one significant customer in the aviation industry to a more diversified aviation customer portfolio, and expanding its provision of mechanics and technicians to other transportation industries. As such, we believe this reporting unit carries more risk of future impairment in comparison to our other legacy TrueBlue reporting units. In the event the forecasted revenue growth rate declines by approximately 4% or gross margin as a percentage of revenue declines by approximately 1% or the discount rate of 13.5% increases by approximately 3%, the carrying value of our PlaneTechs reporting unit would exceed its fair value. In that event, we would be required to measure for possible goodwill impairment. We will continue to closely monitor the operational performance of the PlaneTechs reporting unit as it relates to goodwill impairment.

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

Page - 34

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

Indefinite-lived intangible assets

We have indefinite-lived intangible assets related to our Staff Management | SMX and PeopleScout trade names. We test our trade names annually for impairment, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. We performed our annual indefinite-lived intangible asset impairment test as the first day of our second fiscal quarter and determined that the estimated fair values exceeded the carrying amounts of all our indefinite-lived trade names. Accordingly, no impairment loss was recognized.

Subsequent event to the quarter ended March 25, 2016

In April 2016, we were notified by Amazon of their intent to reduce their use of contingent labor for their warehouse fulfillment centers in the United States and realign the use of their contingent labor vendors. Amazon is our largest customer and represented approximately $354 million, or 13%, of total company revenues for the fiscal year ended December 25, 2015 and $68 million, or 11%, of total company revenues for the thirteen weeks ended March 25, 2016 and $70 million, or 12%, for the comparable quarter in the prior year. Management estimates that the change in scope of our services will decrease revenues for the remainder of 2016 by approximately $150 million, compared to the prior year. Amazon continues to be an important client in areas not impacted by the change to scope of services.  Management is in the process of evaluating the full impact of the change in scope of services on the current and future years. This evaluation will coincide with our annual test of goodwill for impairment as of the beginning of the second quarter.

Amazon is a customer of our Staff Management | SMX service line, which is part of our Staffing Services reportable segment and provides on-premise staffing and management of a facility's contingent workforce. The carrying value of the goodwill was approximately $42.7 million and other intangible assets were approximately $53.9 million consisting of customer relations, acquired technology, and trade name as of March 25, 2016. We may record a related impairment charge in the second quarter, which may be material to the consolidated financial statements.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Page - 35

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2015.

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 25, 2016, our disclosure controls and procedures are effective.

During the fiscal quarter ended March 25, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 36

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
See Note 9: Commitments and Contingencies, to our Consolidated Financial Statements found in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	RISK FACTORS
Investing in our securities involves risk. The following risk factors and all other information set forth in this Quarterly Report on Form 10-Q should be considered in evaluating our future prospects. If any of the events described below occur, our business, financial condition, results of operations, liquidity, or access to the capital markets could be materially and adversely affected.
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

Page - 37

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

Page - 38

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
We operate in a highly competitive industry and may be unable to retain customers or market share.
Our industry is highly competitive and rapidly innovating. Our competitors include large, well-financed competitors, small local competitors, and internet-based companies providing a variety of flexible workforce solutions. We face extensive pricing pressure and must continue to innovate changes in the way we do business in order to remain relevant to our customers. Therefore, there can be no assurance that we will be able to retain customers or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain our current profit margins.
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

Page - 39

A data breach, or improper disclosure of, or access to, our confidential and/or proprietary information or our employees' or customers' information could materially harm our business.
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

Page - 40

We report our results of operations in United States dollars. The majority of our revenues are generated in the United States. Our international operations are denominated in currencies other than the United States dollar, and unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our reported financial results. Increases or decreases in the value of the United States dollar against other major currencies could affect our revenues, operating profit, and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Australian dollar, could have an adverse effect on our business, financial condition, cash flow, and/or results of operations. Furthermore, the volatility of currencies may impact year-over-year comparability.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 25, 2016.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
12/26/2016 through 1/22/16	399	$25.76	—	$35.2 million
1/23/16 through 02/19/16	53,042	$20.91	—	$35.2 million
2/20/16 through 3/25/16	1,212	$24.30	—	$35.2 million
Total	54,653	$21.02	—

(1)
During the thirteen weeks ended March 25, 2016, we purchased 54,653 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. As of March 25, 2016, $35.2 million remains available for repurchase of our common stock under the current authorization.

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

Page - 41

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Steven C. Cooper	4/25/2016
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	4/25/2016
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	4/25/2016
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 42