Form 10-Q
period 2016-06-24
TrueBlue, Inc.
filed 2016-07-25
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 24, 2016
or
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 11, 2016, there were 42,474,537 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	June 24, 2016	December 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$21,772	$29,781
Accounts receivable, net of allowance for doubtful accounts of $5,864 and $5,902	353,367	461,476
Prepaid expenses, deposits and other current assets	20,134	23,553
Income tax receivable	16,943	28,155
Total current assets	412,216	542,965
Property and equipment, net	60,315	57,530
Restricted cash and investments	204,354	188,412
Deferred income taxes, net	1,904	—
Goodwill	225,228	268,495
Intangible assets, net	142,282	153,859
Other assets, net	51,458	48,181
Total assets	$1,097,757	$1,259,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$72,101	$69,727
Accrued wages and benefits	76,198	86,070
Current portion of workers' compensation claims reserve	66,216	69,308
Contingent consideration	19,300	—
Other current liabilities	2,843	2,871
Total current liabilities	236,658	227,976
Workers’ compensation claims reserve, less current portion	207,902	196,972
Long-term debt, less current portion	148,078	243,397
Deferred income taxes, net	—	19,499
Other long-term liabilities	19,470	36,025
Total liabilities	612,108	723,869

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 42,461 and 42,024 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(11,757)	(14,013)
Retained earnings	497,405	549,585
Total shareholders’ equity	485,649	535,573
Total liabilities and shareholders’ equity	$1,097,757	$1,259,442
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Revenue from services	$672,612	$627,714	$1,318,592	$1,201,029
Cost of services	502,688	475,748	998,156	919,227
Gross profit	169,924	151,966	320,436	281,802
Selling, general and administrative expenses	135,787	117,859	266,411	229,452
Depreciation and amortization	11,694	10,397	22,983	20,917
Goodwill and intangible asset impairment charge	99,269	—	99,269	—
Income (loss) from operations	(76,826)	23,710	(68,227)	31,433
Interest expense	(1,740)	(881)	(3,709)	(2,047)
Interest and other income	853	679	1,803	1,311
Interest and other expense, net	(887)	(202)	(1,906)	(736)
Income (loss) before tax expense	(77,713)	23,508	(70,133)	30,697
Income tax expense (benefit)	(13,978)	6,235	(13,366)	7,708
Net income (loss)	$(63,735)	$17,273	$(56,767)	$22,989

Net income (loss) per common share:
Basic	$(1.53)	$0.42	$(1.36)	$0.56
Diluted	$(1.53)	$0.42	$(1.36)	$0.55

Weighted average shares outstanding:
Basic	41,688	41,240	41,595	41,135
Diluted	41,688	41,475	41,595	41,472

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$(307)	$587	$2,094	$(825)
Unrealized gain on investments, net of tax	86	387	162	554
Total other comprehensive income (loss), net of tax	(221)	974	2,256	(271)
Comprehensive income (loss)	$(63,956)	$18,247	$(54,511)	$22,718
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six weeks ended
	June 24, 2016	June 26, 2015
Cash flows from operating activities:
Net income (loss)	$(56,767)	$22,989
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	22,983	20,917
Goodwill and intangible asset impairment charge	99,269	—
Provision for doubtful accounts	4,221	3,976
Stock-based compensation	6,042	5,769
Deferred income taxes	(21,404)	(1,537)
Accretion on contingent consideration	1,000	—
Other operating activities	1,264	678
Changes in operating assets and liabilities:
Accounts receivable	116,112	31,906
Income tax receivable	11,238	5,035
Other assets	425	1,474
Accounts payable and other accrued expenses	754	5,919
Accrued wages and benefits	(10,897)	2,603
Workers’ compensation claims reserve	7,838	4,463
Other liabilities	2,258	2,506
Net cash provided by operating activities	184,336	106,698

Cash flows from investing activities:
Capital expenditures	(11,430)	(7,459)
Acquisition of business	(71,863)	—
Sales and maturities of marketable securities	—	1,500
Change in restricted cash and cash equivalents	(1,265)	8,227
Purchases of restricted investments	(21,076)	(12,959)
Maturities of restricted investments	8,416	7,504
Net cash used in investing activities	(97,218)	(3,187)

Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	840	837
Common stock repurchases for taxes upon vesting of restricted stock	(2,321)	(3,183)
Net change in revolving credit facility	(94,186)	(98,500)
Payments on debt and other liabilities	(1,133)	(1,133)
Other	25	961
Net cash used in financing activities	(96,775)	(101,018)
Effect of exchange rate changes on cash and cash equivalents	1,648	(871)
Net change in cash and cash equivalents	(8,009)	1,622
CASH AND CASH EQUIVALENTS, beginning of period	29,781	19,666
CASH AND CASH EQUIVALENTS, end of period	$21,772	$21,288
See accompanying notes to consolidated financial statements

Page - 5

TRUEBLUE, INC.
Notes to Consolidated Financial Statements

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial statement preparation

The accompanying unaudited consolidated financial statements (“financial statements”) of TrueBlue, Inc. (the "Company," "TrueBlue", "we," "us," and "our") are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial statements for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial statements.

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2015. The results of operations for the twenty-six weeks ended June 24, 2016, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance on accounting for credit losses on financial instruments. This guidance sets forth a “current expected credit loss” model which requires measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This guidance is effective for fiscal years beginning after December 15, 2019 (Q1 2020 for TrueBlue) with early adoption permitted no sooner than Q1 2019. A modified retrospective approach is required for all investments, except debt securities for which an other-than-temporary impairment had been recognized prior to the effective date, which will require a prospective transition approach. We plan to adopt this guidance on the effective date and are currently assessing the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued guidance to improve employee share-based payment accounting. The simplifications impact several aspects, including the income tax consequences, classification of awards as equity or liabilities, and classification within the statement of cash flows. This guidance is effective for annual and interim periods beginning after December 15, 2016 (Q1 2017 for TrueBlue), and early adoption is permitted. We plan to adopt the guidance on the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance on lease accounting. The new guidance will continue to classify leases as either finance or operating and will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with classification affecting the pattern of expense recognition in the statement of income. This guidance is effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We plan to adopt the guidance on the effective date. We are currently evaluating the impact of this guidance on our consolidated financial statements and expect that a majority of our operating lease commitments will be recognized on our consolidated balance sheets as operating lease liabilities and right-of-use assets upon adoption. We do not expect the adoption of this guidance to have a material impact on the pattern of expense recognition in our consolidated statement of operations and comprehensive income (loss).

Page - 6

Notes to Consolidated Financial Statements—(Continued)

In January 2016, the FASB issued guidance on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). Early adoption of the amendments in the guidance is not permitted, with limited exceptions, and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We plan to adopt the guidance on the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance provides two methods of initial adoption: retrospective for all periods presented, or through a cumulative adjustment in the year of adoption. In March 2016, the FASB issued additional guidance providing clarification on principal versus agent considerations included within the new revenue recognition guidance. The effective date is for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). We have not determined the impact this guidance will have on our financial statements or the transition method we will use to adopt the guidance. However, the implementation team has begun the assessment of our customer contracts. Other than increased disclosures, the impacts of the revised accounting guidance to the results of operations of the Company cannot be determined until our assessment process is complete.

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

Effective January 4, 2016, we acquired certain assets and assumed certain liabilities of the recruitment process outsourcing ("RPO") business of Aon Hewitt for a cash purchase price of $71.9 million, net of the preliminary working capital adjustment. We amended our existing credit facility to temporarily increase the borrowing capacity by $30.0 million, which was used to fund the acquisition. The RPO business of Aon Hewitt broadens our PeopleScout RPO services and has been substantially integrated into our PeopleScout service line, which is part of our Managed Services reportable segment.

We incurred acquisition and integration-related costs of $3.2 million in connection with the acquisition of the RPO business of Aon Hewitt, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) and cash flows from operating activities in the Consolidated Statements of Cash Flows for the twenty-six weeks ended June 24, 2016.

The purchase price allocation for this acquisition is preliminary. We are still finalizing our working capital adjustment with the sellers and expect to finalize our purchase accounting during the third quarter of fiscal 2016.

Page - 7

Notes to Consolidated Financial Statements—(Continued)

The following table reflects our preliminary allocation of the purchase price (in thousands):

Purchase Price Allocation
Cash purchase price, net of working capital adjustment	$71,863

Purchase price allocated as follows:
Accounts receivable	$12,272
Prepaid expenses, deposits and other current assets	281
Customer relationships (1)	34,900
Technologies	400
Total assets acquired	47,853

Accrued wages and benefits (1)	1,025
Other long-term liabilities (1)	456
Total liabilities assumed	1,481

Net identifiable assets acquired	46,372
Goodwill (2)	25,491
Total consideration allocated	$71,863

(1)	The preliminary purchase price allocation was adjusted for changes resulting in a net reduction in goodwill of $0.5 million.

(2)
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

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of January 4, 2016 (in thousands, except for estimated useful lives, in years):

	Estimated Fair Value	Estimated Useful Lives in Years
Customer relationships	$34,900	9.0
Technologies	400	3.0
Total acquired identifiable intangible assets	$35,300

The acquired assets and liabilities assumed of the RPO business of Aon Hewitt are included in our Consolidated Balance Sheets as of June 24, 2016, and the results of its operations and cash flows are reported in our Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the period from January 4, 2016 to June 24, 2016.

The amount of revenue from the RPO business of Aon Hewitt included in our Consolidated Statements of Operations and Comprehensive Income (Loss) was $33.5 million for the period from the acquisition date to June 24, 2016. The acquired operations has been substantially integrated with our existing PeopleScout operations. The nature of the customers and the services provided by PeopleScout and the former RPO business of Aon Hewitt are now the same. We competed in the marketplace for the same customers, candidates, and recruiters. Accordingly, subsequent to merging our operations, it is not possible to segregate and to reasonably estimate the operating expenses related exclusively to the former RPO business of Aon Hewitt.

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

The following table reflects our final allocation of the purchase price (in thousands):

Purchase Price Allocation
Purchase price:
Cash purchase price, net of working capital adjustment	$66,603
Contingent consideration	18,300
Total consideration	$84,903

Purchase price allocated as follows:
Accounts receivable (1)	$19,207
Prepaid expenses, deposits and other current assets	461
Property and equipment	464
Customer relationships	39,000
Trade name/trademarks	800
Technologies	100
Restricted cash	4,277
Other non-current assets	2,439
Total assets acquired	66,748

Accounts payable and other accrued expenses	3,741
Accrued wages and benefits	4,075
Workers' compensation liability	8,520
Total liabilities assumed	16,336

Net identifiable assets acquired	50,412
Goodwill (2)	34,491
Total consideration allocated	$84,903

(1)	The gross contractual amount of accounts receivable was $19.3 million of which $0.1 million was estimated to be uncollectible.

(2)
Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers, and future cash flows after the acquisition of SIMOS. Goodwill is deductible for income tax purposes over 15 years as of December 1, 2015.

Intangible assets include identifiable intangible assets for customer relationships, trade name/trademarks, and developed technologies. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach for customer relationships and trade name/trademarks, and the cost approach for developed technologies. The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of December 1, 2015 (in thousands, except for estimated useful lives, in years):

Page - 9

Notes to Consolidated Financial Statements—(Continued)

	Estimated Fair Value	Estimated Useful Lives in Years
Customer relationships	$39,000	9.0
Trade name/trademarks	800	3.0
Technologies	100	2.0
Total acquired identifiable intangible assets	$39,900

NOTE 3:	FAIR VALUE MEASUREMENT

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	June 24, 2016
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents (1)	$21,772	$21,772	$—	$—
Restricted cash and cash equivalents (1)	51,643	51,643	—	—
Other restricted assets (2)	14,320	14,320	—	—
Restricted investments classified as held-to-maturity	142,553	—	142,553	—

Financial liabilities:
Contingent consideration (3)	19,300	—	—	19,300

	December 25, 2015
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents (1)	$29,781	$29,781	$—	$—
Restricted cash and cash equivalents (1)	49,680	49,680	—	—
Other restricted assets (2)	11,944	11,944	—	—
Restricted investments classified as held to maturity	128,245	—	128,245	—

Financial liabilities:
Contingent consideration (3)	19,300	—	—	19,300

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

(3)
The estimated fair value of the contingent consideration associated with the acquisition of SIMOS, which was estimated using a probability-adjusted discounted cash flow model. Refer to Note 2: Acquisitions for further details regarding the SIMOS acquisition.

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the twenty-six weeks ended June 24, 2016, as follows (in thousands):

Page - 10

Notes to Consolidated Financial Statements—(Continued)

Fair value measurement at beginning of period	$19,300
Contingent consideration liability adjustment recorded for final purchase price valuation	(1,000)
Accretion on contingent consideration	1,000
Fair value measurement at end of period	$19,300
Our estimated liability for contingent consideration represents potential payments of additional consideration for the acquisition of SIMOS, which is payable in June 2017 if certain defined performance goals are achieved by the end of December 2016. Changes in the fair value of the contingent consideration are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) within Selling, general and administrative expenses. Amortization of the present value discount is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) within Interest expense. As of June 24, 2016, the contingent consideration liability was payable within one year and therefore classified as current on the accompanying Consolidated Balance Sheets. As of December 25, 2015, the contingent consideration liability was included in Other long-term liabilities.

There were no material transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twenty-six weeks ended June 24, 2016 or June 26, 2015.

Assets Measured at Fair Value on a Nonrecurring Basis

We measure certain non-financial assets on a non-recurring basis, including goodwill and certain intangible assets. As a result of those measurements, we recognized impairment charges as follows (in thousands):

	June 24, 2016
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Loss
Goodwill	$42,629	$—	$—	$42,629	$(65,869)
Customer relationships	11,100	—	—	11,100	(28,900)
Trade names/trademarks	3,600	—	—	3,600	(4,500)
Total					$(99,269)

Goodwill, finite-lived customer relationships intangible assets, and indefinite-lived trade names/trademarks intangible assets with a total carrying value of $156.6 million were written down to their fair value of $57.3 million, resulting in an impairment charge of $99.3 million, which was recorded in earnings for the thirteen weeks ended June 24, 2016. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment charges and valuation methodologies.

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

Page - 11

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of our restricted cash and investments (in thousands):

	June 24, 2016	December 25, 2015
Cash collateral held by insurance carriers	$26,438	$23,634
Cash and cash equivalents held in Trust	25,205	26,046
Investments held in Trust	138,391	126,788
Other (1)	14,320	11,944
Total restricted cash and investments	$204,354	$188,412

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	June 24, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$65,231	$2,587	$—	$67,818
Corporate debt securities	66,007	1,461	(2)	67,466
Agency mortgage-backed securities	7,153	117	(1)	7,269
	$138,391	$4,165	$(3)	$142,553

	December 25, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$67,948	$1,345	$(4)	$69,289
Corporate debt securities	50,462	226	(152)	50,536
Agency mortgage-backed securities	8,378	73	(31)	8,420
	$126,788	$1,644	$(187)	$128,245
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	June 24, 2016
	Amortized Cost	Fair Value
Due in one year or less	$16,580	$16,649
Due after one year through five years	68,592	69,916
Due after five years through ten years	53,219	55,988
	$138,391	$142,553
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

Page - 12

Notes to Consolidated Financial Statements—(Continued)

NOTE 5:	PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in thousands):

	June 24, 2016	December 25, 2015
Buildings and land	$33,234	$32,258
Computers and software	129,321	126,003
Furniture and equipment	12,102	12,362
Construction in progress	12,742	4,757
Gross property and equipment	187,399	175,380
Less accumulated depreciation	(127,084)	(117,850)
Property and equipment, net	$60,315	$57,530
Capitalized software costs, net of accumulated depreciation, were $19.2 million and $24.6 million as of June 24, 2016 and December 25, 2015, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally-developed software.

Depreciation expense of property and equipment totaled $5.0 million and $5.8 million for the thirteen weeks ended June 24, 2016 and June 26, 2015, respectively. Depreciation expense of property and equipment totaled $10.1 million and $11.2 million for the twenty-six weeks ended June 24, 2016 and June 26, 2015, respectively.

NOTE 6:	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table reflects goodwill at June 24, 2016 and December 25, 2015 (in thousands):

	Staffing Services	Managed Services	Total Company
Balance at December 25, 2015
Goodwill before impairment	$210,281	$104,424	$314,705
Accumulated impairment loss	(46,210)	—	(46,210)
Goodwill, net	164,071	104,424	268,495

Acquired goodwill and other (1)	(3,831)	25,491	21,660
Impairment loss	(50,700)	(15,169)	(65,869)
Foreign currency translation	—	942	942

Balance at June 24, 2016
Goodwill before impairment	206,450	130,857	337,307
Accumulated impairment loss	(96,910)	(15,169)	(112,079)
Goodwill, net	$109,540	$115,688	$225,228

(1) Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, which has been substantially integrated into our PeopleScout service line, and is part of our Managed Services reportable segment. Accordingly, the goodwill associated with the acquisition has been assigned to our Managed Services reportable segment based on our preliminary purchase price allocation. For additional information see Note 2: Acquisitions. Effective December 1, 2015, we acquired SIMOS, which is part of our Staffing Services reportable segment. The amount presented includes year-to-date adjustments to the preliminary SIMOS purchase accounting for goodwill.

Page - 13

Notes to Consolidated Financial Statements—(Continued)

Intangible assets

The following table presents our purchased finite-lived intangible assets (in thousands):

	June 24, 2016			December 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships (2)	$166,983	$(46,499)	$120,484	$161,376	$(36,846)	$124,530
Trade names/trademarks	10,859	(4,841)	6,018	5,179	(3,447)	1,732
Non-compete agreements	1,800	(1,357)	443	1,800	(1,177)	623
Technologies	17,209	(7,872)	9,337	17,310	(6,536)	10,774
Total finite-lived intangible assets	$196,851	$(60,569)	$136,282	$185,665	$(48,006)	$137,659

(1)	Excludes assets that are fully amortized.

(2)	Balance at June 24, 2016, is net of impairment loss of $28.9 million.

Finite-lived intangible assets include customer relationships and technologies of $34.9 million and $0.4 million, respectively, based on our preliminary purchase price allocation relating to our acquisition of the RPO business of Aon Hewitt. Refer to Note 2: Acquisitions, for additional information regarding this acquisition.

Amortization expense of our finite-lived intangible assets was $6.7 million and $12.8 million for the thirteen and twenty-six weeks ended June 24, 2016, respectively, and $4.6 million and $9.7 million for the thirteen and twenty-six weeks ended June 26, 2015, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of June 24, 2016 (in thousands):

Remainder of 2016	$12,454
2016	23,150
2017	21,792
2018	17,363
2019	15,687
Thereafter	45,836
Total future amortization	$136,282
We also held indefinite-lived trade names/trademarks of $6.0 million and $16.2 million as of June 24, 2016 and December 25, 2015, respectively. The balance at June 24, 2016 is net of an impairment charge of $4.5 million. In addition, due to a realignment of our branch network, we began amortizing $5.7 million of previously indefinite-lived trade names over their current estimated useful lives of three years, which commenced as of December 26, 2015.

Impairment

We evaluate goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. These events or circumstances could include a significant change in the business climate, operating performance indicators, competition, loss of customers, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.
The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. We consider our service lines: Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, Centerline, Staff Management | SMX, SIMOS, PeopleScout, hrX, and MSP to be our reporting units for goodwill. Fair value reflects the price that a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure the possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill

Page - 14

Notes to Consolidated Financial Statements—(Continued)

exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis required significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 12% to 17%. The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium.

We performed our annual goodwill impairment analysis as of the first day of our fiscal second quarter and recorded a goodwill impairment charge of $65.9 million with respect to the Staff Management | SMX, PlaneTechs, and hrX reporting units as follows:

•
Staff Management | SMX (Exclusive recruitment and on-premise management of a facility's contingent industrial workforce) - In April 2016, we were notified by Amazon and reported their plans to reduce the use of contingent labor and realign their contingent labor vendors for warehousing. They are reducing the use of our services for their warehouse fulfillment centers in the United States and focus our services on their planned expansion of distribution service sites to a national network for delivery direct to the customer. Amazon is our largest customer and represented approximately $354 million, or 13.1%, of total company revenues for the fiscal year ended December 25, 2015, and $106 million, or 8.0%, of total company revenues for the twenty-six weeks ended June 24, 2016, and $125 million, or 10.4%, for the comparable period in the prior year. We estimate that the change in scope of our services will decrease revenues for the remainder of 2016 by approximately $125 million, compared to the prior year. We have lowered our future expectations, which triggered a goodwill impairment of $33.7 million.

•
PlaneTechs (Skilled mechanics and technicians to the aviation and transportation industries) - Year-to-date revenues have declined in excess of 30% compared to the prior year as significant projects have been completed for a major aviation customer and their supply chain. There currently are no significant projects in the pipeline. PlaneTechs has been diversifying from providing services to one primary customer without offsetting growth in the broader aviation and transportation marketplace. As a result of significantly underperforming against current year expectations and increased future uncertainty, we have lowered our future expectations, which triggered a goodwill impairment of $17.0 million.

•
hrX - (Outsourced recruitment of permanent employees on behalf of clients) - Sales of this service line include our internally developed applicant tracking software (“ATS”). Actual stand alone ATS sales and service were $3.4 million for fiscal 2015 and have recently declined. ATS sales and prospects have underperformed against our expectations. As a result of underperforming against our current year expectations and increased future uncertainty in customer demand, we lowered our future expectations, which triggered a goodwill impairment of $15.2 million.

We generally record acquired intangible assets that have finite useful lives, such as customer relationships, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques. With the change in scope of services by Staff Management | SMX to our largest customer, we have lowered our future expectations, which was the primary trigger of an impairment to our acquired customer relationships intangible asset of $28.9 million. Considerable management judgment was necessary to determine key assumptions, including projected revenue and an appropriate discount rate of 13%. Actual future results could vary from our estimates.

We have indefinite-lived intangible assets related to our Staff Management | SMX and PeopleScout trade names. We test our trade names/trademarks annually for impairment and when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an

Page - 15

Notes to Consolidated Financial Statements—(Continued)

impairment loss in an amount equal to the excess. We used a royalty rate of 10% and a discount rate of 17% in our valuation. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates, and appropriate discount rates. With the change in scope of services to our largest customer, we have lowered our future expectations, which was the primary trigger of an impairment to the acquired trade name of Staff Management | SMX of $4.5 million.
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.8% at June 24, 2016 and December 25, 2015. Payments made against self-insured claims are made over a weighted average period of approximately 5 years at June 24, 2016.
The table below presents a reconciliation of the undiscounted workers’ compensation claims reserve to the discounted workers' compensation reserve for the periods presented as follows (in thousands):

	June 24, 2016	December 25, 2015
Undiscounted workers’ compensation reserve	$292,742	$284,306
Less discount on workers' compensation reserve	18,624	18,026
Workers' compensation reserve, net of discount	274,118	266,280
Less current portion	66,216	69,308
Long-term portion	$207,902	$196,972
Payments made against self-insured claims were $37.2 million and $34.4 million for the twenty-six weeks ended June 24, 2016 and June 26, 2015, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims was $53.3 million and $49.0 million as of June 24, 2016 and December 25, 2015, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $49.2 million and $45.2 million as of June 24, 2016 and December 25, 2015, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.

Page - 16

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
Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses. Workers’ compensation expense of $24.6 million and $22.9 million was recorded in Cost of services for the thirteen weeks ended June 24, 2016 and June 26, 2015, respectively. Workers’ compensation expense of $48.7 million and $44.4 million was recorded in Cost of services for the twenty-six weeks ended June 24, 2016 and June 26, 2015, respectively.

NOTE 8:	LONG-TERM DEBT

The components of our borrowings were as follows (in thousands):

	June 24, 2016	December 25, 2015
Revolving Credit Facility	$123,900	$218,086
Term Loan	26,445	27,578
Total debt	150,345	245,664
Less current portion	2,267	2,267
Long-term debt, less current portion	$148,078	$243,397

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

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending limit is $17.4 million, and is reduced quarterly by $0.4 million. As of June 24, 2016, the Tacoma headquarters office building liquidation value totaled $14.4 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and certain other reserves, if deemed applicable. Each borrowing has a stated maturity of 90 days or less. At June 24, 2016, $254.8 million was available under the Revolving Credit Facility, $123.9 million was utilized as a draw on the facility, and $4.8 million was utilized by outstanding standby letters of credit, leaving $126.0 million available for additional borrowings. The letters of credit are primarily used to collateralize a portion of our workers' compensation obligation.

On January 4, 2016, in connection with the acquisition of the RPO business of Aon Hewitt, we entered into a Third Amendment to our Second Amended and Restated Credit Agreement ("Amendment") dated June 30, 2014. The Amendment provided for a temporary $30.0 million increase to our existing $300.0 million revolving line of credit, for a total of $330.0 million. The temporary increase expired in $10.0 million increments on April 1, May 1, and June 1 of 2016.

The Amendment also reduced the minimum excess liquidity requirement from $37.5 million to $10.0 million, which increased to $19.3 million, $28.6 million, and $37.5 million on April 1, May 1, and June 1 of 2016, respectively. Excess liquidity is an amount equal to the unused borrowing capacity under the Revolving Credit Facility plus certain unrestricted cash, cash equivalents, and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet the excess liquidity

Page - 17

Notes to Consolidated Financial Statements—(Continued)

requirement. The additional amount available to borrow at June 24, 2016 was $126.0 million and the amount of cash and cash equivalents under control agreements was $22.1 million, for a total of $148.1 million, which was well in excess of the $37.5 million liquidity requirement in effect on June 24, 2016. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. At June 24, 2016, the applicable spread on LIBOR was 1.75% and the applicable spread on the base rate was 0.5%. As of June 24, 2016, the weighted average interest rate on outstanding borrowings was 2.25%.

A fee of 0.375% is applied against the Revolving Credit Facility's unused borrowing capacity when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by a pledge of substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Revolving Credit Facility has variable rate interest and approximates fair value as of June 24, 2016 and December 25, 2015.
Term loan agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (“Term Loan”) with Synovus Bank in the principal amount of $34.0 million. The Term Loan has a five-year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Term Loan by five consecutive one-year extensions. At June 24, 2016, the interest rate for the Term Loan was 1.96%.
At June 24, 2016 and December 25, 2015, the remaining balance of the Term Loan was $26.4 million and $27.6 million, respectively, of which $2.3 million is current and is included in Other current liabilities on our Consolidated Balance Sheets. The Term Loan has variable rate interest and approximates fair value as of June 24, 2016 and December 25, 2015.
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

Page - 18

Notes to Consolidated Financial Statements—(Continued)

We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	June 24, 2016	December 25, 2015
Cash collateral held by workers' compensation insurance carriers	$25,938	$23,133
Cash and cash equivalents held in Trust	25,205	26,046
Investments held in Trust	138,391	126,788
Letters of credit (1)	4,520	4,520
Surety bonds (2)	17,992	17,946
Total collateral commitments	$212,046	$198,433

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

We record stock-based compensation expense for restricted and unrestricted stock awards, performance share units, and shares purchased under an employee stock purchase plan.
Our 2016 Omnibus Incentive Plan, effective May 11, 2016 (“Incentive Plan), provides for the issuance or delivery of up to 1.54 million shares of our common stock over the full term of the Incentive Plan.

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

Restricted and unrestricted stock awards and performance share units activity for the twenty-six weeks ended June 24, 2016, was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,218	$22.63
Granted	540	$21.63
Vested	(415)	$20.04
Forfeited	(47)	$19.90
Non-vested at the end of the period	1,296	$23.04
As of June 24, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $13.3 million, which is estimated to be recognized over a weighted average period of 1.77 years. As of June 24, 2016, total

Page - 19

Notes to Consolidated Financial Statements—(Continued)

unrecognized stock-based compensation expense related to performance share units was approximately $4.6 million, which is estimated to be recognized over a weighted average period of 1.85 years.
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

During the twenty-six weeks ended June 24, 2016 and June 26, 2015, participants purchased approximately 45,000 and 34,000 shares from the plan, for cash proceeds of $0.8 million and $0.7 million, respectively.
Stock-based compensation expense
Total stock-based compensation expense, which is included in Selling, general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Income (Loss), was $2.9 million and $2.4 million for the thirteen weeks ended June 24, 2016 and June 26, 2015, respectively, and $6.0 million and $5.8 million for the twenty-six weeks ended June 24, 2016 and June 26, 2015, respectively.

NOTE 11:	DEFINED CONTRIBUTION PLANS

We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $14.5 million and $12.9 million as of June 24, 2016 and December 25, 2015, respectively. The current and non-current portion of the deferred compensation liability is included in Other current liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheets, and is largely offset by restricted investments recorded in Restricted cash and investments on our Consolidated Balance Sheets.

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

Our effective tax rate for the twenty-six weeks ended June 24, 2016 was 19.1%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 19.1% results from non-deductible goodwill impairment and the estimated 2016 federal Work Opportunity Tax Credit ("WOTC"). In December of 2015, WOTC was restored through 2019 as a result of the Protecting Americans from Tax Hikes Act of 2015. We recognized $2.3 million of discrete tax benefits from prior year WOTC. We also recognized $17.7 million of discrete tax detriment from non-deductible goodwill impairment. Other differences between the statutory federal income tax rate of 35.0% and our effective tax rate of 19.1% result from state and foreign income taxes and certain non-deductible expenses.

Our effective tax rate on earnings for the twenty-six weeks ended June 26, 2015, was 25.1%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 25.1% results from estimated WOTC earned in 2015 from 2014 hires. WOTC had expired for 2015 hires. We also recognized $3.7 million of discrete tax benefits from prior year WOTC and California Enterprise Zone tax credits. Other differences between the statutory federal income tax rate of 35.0% result from state and foreign income taxes and certain non-deductible expenses.

Page - 20

Notes to Consolidated Financial Statements—(Continued)

As of June 24, 2016 and December 25, 2015, we had gross unrecognized tax benefits of $2.2 million and $2.2 million, respectively, recorded in accordance with current accounting guidance on uncertain tax positions.

NOTE 13:	NET INCOME (LOSS) PER SHARE

Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net income (loss)	$(63,735)	$17,273	$(56,767)	$22,989

Weighted average number of common shares used in basic net income (loss) per common share	41,688	41,240	41,595	41,135
Dilutive effect of non-vested restricted stock	—	235	—	337
Weighted average number of common shares used in diluted net income (loss) per common share	41,688	41,475	41,595	41,472
Net income (loss) per common share:
Basic	$(1.53)	$0.42	$(1.36)	$0.56
Diluted	$(1.53)	$0.42	$(1.36)	$0.55

Anti-dilutive shares	527	106	446	189
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of vested and non-vested restricted stock, performance share units, and shares issued under the employee stock purchase plan, except where their inclusion would be anti-dilutive.
Anti-dilutive shares primarily include non-vested restricted stock, and performance share units for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented.

NOTE 14:	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is reflected as a net decrease to shareholders’ equity. Changes in the balance of each component of accumulated other comprehensive loss during the twenty-six weeks ended June 24, 2016 were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments (1)	Total other comprehensive income (loss), net of tax
Balance at beginning of period	$(13,514)	$(499)	$(14,013)
Current-period other comprehensive income	2,094	162	2,256
Balance at end of period	$(11,420)	$(337)	$(11,757)

(1)
Consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities. The tax impact on unrealized gain on marketable securities was de minimis for the twenty-six weeks ended June 24, 2016.

There were no material reclassifications out of accumulated other comprehensive loss during the twenty-six weeks ended June 24, 2016.

Page - 21

Notes to Consolidated Financial Statements—(Continued)

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Twenty-six weeks ended
	June 24, 2016	June 26, 2015
Cash paid (received) during the period for:
Interest	$1,981	$1,863
Income taxes	$(3,845)	$3,939
As of June 24, 2016 and June 26, 2015, we had acquired $2.0 million and $0.2 million, respectively, of property, plant and equipment on account that was not yet paid. We finalized our fair value assessment of our acquisition of SIMOS and have recorded net year-to-date non-cash adjustments to the preliminary SIMOS purchase accounting of $3.8 million, with corresponding adjustments to goodwill. These are considered non-cash investing items.

NOTE 16:	SEGMENT INFORMATION

Our operating segments are based on the organizational structure for which financial results are regularly evaluated by the chief operating decision maker, our Chief Executive Officer, to determine resource allocation and assess performance. Our service lines are our operating segments. Effective January 4, 2016, our PeopleScout service line acquired certain assets and assumed certain liabilities of the RPO business of Aon Hewitt, which expands our RPO service offering. The RPO business of Aon Hewitt has been substantially integrated into our PeopleScout service line, which is part of our Managed Services reportable segment. Effective December 1, 2015, we acquired SIMOS, which broadens our Staff Management On-premise contingent staffing solution and is part of our Staffing Services reportable segment.

Our reportable segments are described below:

Our Staffing Services segment provides temporary staffing through the following service lines:

•	Labor Ready: On-demand general labor;

•	Spartan Staffing: Skilled manufacturing and logistics labor;

•	CLP Resources: Skilled trades for commercial, industrial, and energy construction as well as building and plant maintenance;

•	PlaneTechs: Skilled mechanics and technicians to the aviation and transportation industries;

•	Centerline Drivers: Temporary and dedicated drivers to the transportation and distribution industries;

•	Staff Management | SMX: Exclusive recruitment and on-premise management of a facility's contingent industrial workforce; and,

•	SIMOS: On-premise management and recruitment of a facility's contingent industrial workforce.

Our Managed Services segment provides high-volume permanent employee recruitment process outsourcing and management of outsourced labor service providers through the following service lines:

•	PeopleScout: Outsourced recruitment of permanent employees on behalf of clients; and

•	Staff Management (MSP): Management of multiple third party staffing vendors on behalf of clients.

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

Page - 22

Notes to Consolidated Financial Statements—(Continued)

Revenue from services and income from operations associated with our segments were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Revenue from services
Staffing Services	$625,660	$601,103	$1,228,113	$1,150,815
Managed Services	46,952	26,611	90,479	50,214
Total Company	$672,612	$627,714	$1,318,592	$1,201,029

Income (loss) from operations
Staffing Services	$(49,453)	$38,834	$(30,248)	$63,117
Managed Services	(2,935)	4,326	5,895	7,750
Depreciation and amortization	(11,694)	(10,397)	(22,983)	(20,917)
Corporate unallocated	(12,744)	(9,053)	(20,891)	(18,517)
Total Company	(76,826)	23,710	(68,227)	31,433
Interest and other expense, net	(887)	(202)	(1,906)	(736)
Income (loss) before tax expense	$(77,713)	$23,508	$(70,133)	$30,697

In the second quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our PeopleScout and hrX service lines. As a result, we have combined these service lines and they no longer represent separate reporting units.

NOTE 17:	SUBSEQUENT EVENTS

We evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued, and identified no other events that were subject to recognition or disclosure.

Page - 23

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

OVERVIEW

TrueBlue, Inc. (the "Company", “TrueBlue,” “we,” “us,” and “our”) is a leading provider of specialized workforce solutions helping clients improve growth and performance by providing staffing, recruitment process outsourcing, and managed service provider solutions. Our workforce solutions meet clients’ needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help approximately 130,000 businesses be more productive and we connect approximately 840,000 people to work each year. We are headquartered in Tacoma, Washington.
Revenue grew to $672.6 million for the thirteen weeks ended June 24, 2016, a 7.2% increase compared to the same period in the prior year primarily due to the following:

•
Effective December 1, 2015, we acquired SIMOS Insourcing Solutions (“SIMOS”), a leading provider of on-premise workforce management solutions. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for online commerce and supply chain solutions. SIMOS will expand our existing services for on-premise staffing and management of a facility's contingent workforce. SIMOS contributed $36.8 million in revenue or 5.9% of our revenue growth for the thirteen weeks ended June 24, 2016.

•
Effective January 4, 2016, we acquired the recruitment process outsourcing ("RPO") business of Aon Hewitt, a leading provider of RPO services. The acquired operations expand and complement our PeopleScout services and will be fully integrated with this service line in 2016. The RPO business of Aon Hewitt contributed $17.5 million in revenue or 2.8% of our revenue growth for the thirteen weeks ended June 24, 2016.

•
Organic revenue declined by approximately 1.5% for the thirteen weeks ended June 24, 2016, as compared to the prior year. The decline in organic revenue was primarily due to our largest customer who is reducing their use of contingent labor for their warehouse fulfillment centers in the United States and realigning their use of contingent labor vendors for warehousing and distribution. Organic revenue growth, excluding our largest customer, increased by approximately 1.5%. Revenue trends were mixed across all the geographies and industries we serve. Moderate revenue growth for our small to medium-sized customers was partially offset by revenue trends for our larger national customers. Moderate revenue growth in construction, construction related customers and manufacturing was partially offset by declines in retail and logistics related businesses.

Page - 24

Gross profit as a percentage of revenue for the thirteen weeks ended June 24, 2016 was 25.3% compared to 24.2% for the same period in the prior year. The increase was primarily due to the impact of the acquired SIMOS and Aon Hewitt RPO businesses of 0.8% which carried higher gross margins in comparison to our blended company average and the positive impact of a revenue mix change of 0.4%. This was partially offset by gross margin compression of approximately 0.1% due to increased sensitivity to price increases for higher contingent worker wages in a tightening labor market and increasing minimum wages and benefits in a sluggish economy. Through disciplined pricing, we have reduced the gross margin compression throughout the current quarter.

Selling, general and administrative ("SG&A") expenses increased by $17.9 million to $135.8 million for the thirteen weeks ended June 24, 2016 compared to the same period in 2015. The increase includes expenses related to the acquired operations of SIMOS and the RPO business of Aon Hewitt of approximately $9.9 million. SIMOS was acquired effective December 1, 2015 and the RPO business of Aon Hewitt was acquired effective January 4, 2016. The remaining increase of approximately $8.0 million was due primarily to investments made in selling and recruiting resources for our blue-collar staffing services in the prior year to fuel continued growth. With the current year slowdown in growth, these investments were curtailed and cost control programs commenced in the prior quarter. We have reduced SG&A costs in line with our plans. We will continue to closely monitor and manage our SG&A costs in the current environment of sluggish revenue growth. SG&A expenses as a percentage of revenue increased to 20.2% for the thirteen weeks ended June 24, 2016 from 18.8% for the same period in 2015. The increase of 1.4% is related to the acquired operations of SIMOS and the RPO business of Aon Hewitt.
Loss from operations was $76.8 million for the thirteen weeks ended June 24, 2016, compared to income from operations of $23.7 million for the same period in 2015. Included in the operating results for the thirteen weeks ended June 24, 2016 is a non-cash goodwill and intangible impairment charge to operating expense of $99.3 million. The impairment was primarily driven by a change in the scope of services with our largest customer and other changes in outlook reflecting recent economic and industry conditions. Excluding the impairment charge, net income from operations was $22.4 million or 3.3% as a percent of revenue for the thirteen weeks ended June 24, 2016 compared to net income from operations of $23.7 million or 3.8% as a percent of revenue for the same period in 2015. The decline in performance is primarily due to slowed organic revenue growth and associated gross margin compression and increased cost of operations partially offset by our success with improved pricing and cost management.
Net loss of $63.7 million, or $1.53 per diluted share for the thirteen weeks ended June 24, 2016 compared to $17.3 million, or $0.42 per diluted share, for the same period in 2015. Results include the impairment charge of $99.3 million which is equivalent to $79.6 million after tax or $1.91 per diluted share. Excluding the impairment charge, net income would have been $15.9 million or $0.38 per diluted share.

We believe we are taking the right steps to preserve our operating margin and produce long-term growth for shareholders. We also believe we are in a strong position financially to fund working capital needs for growth opportunities. As of June 24, 2016, we had cash and cash equivalents of $21.8 million and $126.0 million available under the Revolving Credit Facility.

Page - 25

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Thirteen weeks ended
	June 24, 2016	% of revenue	June 26, 2015	% of revenue
Revenue from services	$672,612		$627,714
Total revenue growth %	7.2%		38.5%

Gross profit	$169,924	25.3%	$151,966	24.2%
Selling, general and administrative expenses	135,787	20.2%	117,859	18.8%
Depreciation and amortization	11,694	1.7%	10,397	1.7%
Goodwill and intangible asset impairment charge	99,269	14.8%	—	—%
Income (loss) from operations	(76,826)	(11.4)%	23,710	3.8%
Interest and other expense, net	(887)		(202)
Income (loss) before tax expense	(77,713)		23,508
Income tax expense	(13,978)		6,235
Net income (loss)	$(63,735)	(9.5)%	$17,273	2.8%
Net income (loss) per diluted share	$(1.53)		$0.42

	Twenty-six weeks ended
	June 24, 2016	% of revenue	June 26, 2015	% of revenue
Revenue from services	$1,318,592		$1,201,029
Total revenue growth %	9.8%		41.4%

Gross profit	$320,436	24.3%	$281,802	23.5%
Selling, general and administrative expenses	266,411	20.2%	229,452	19.1%
Depreciation and amortization	22,983	1.7%	20,917	1.7%
Goodwill and intangible asset impairment charge	99,269	7.5%	—	—%
Income (loss) from operations	(68,227)	(5.2)%	31,433	2.6%
Interest and other expense, net	(1,906)	(0.1)%	(736)	(0.1)%
Income (loss) before tax expense	(70,133)		30,697
Income tax expense	(13,366)		7,708
Net income (loss)	$(56,767)	(4.3)%	$22,989	1.9%
Net income (loss) per diluted share	$(1.36)		$0.55

Our year-over-year trends for the twenty-six weeks ended June 24, 2016, compared to the same period in the prior year are significantly impacted by the acquisitions of SIMOS and the RPO business of Aon Hewitt, which further expand on our acquisition of Seaton in 2014. The Seaton acquisition added new services and capabilities to better meet our objective of providing our customers with the talent and flexible workforce solutions they need to enhance their business performance. These service lines have dedicated customer on-site and virtual teams which leverage highly centralized support services for recruiting and delivering services to meet the specialized needs of each customer. These service lines do not operate a branch network and accordingly operate with more flexibility. Effective December 1, 2015, we acquired SIMOS, a leading provider of on-premise workforce management solutions. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for online commerce and supply chain solutions. SIMOS will expand our existing services for on-premise staffing and management of a facility's contingent workforce. Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, a leading provider of RPO services. The acquired operations expand and complement our PeopleScout services and will be fully integrated with this service line in 2016.

Page - 26

Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Revenue from services	$672,612	$627,714	$1,318,592	$1,201,029
Total revenue growth %	7.2%	38.5%	9.8%	41.4%
Thirteen weeks ended June 24, 2016
Revenue grew to $672.6 million for the thirteen weeks ended June 24, 2016, a 7.2% increase compared to the same period in the prior year primarily due to the acquisitions of SIMOS and the RPO business of Aon Hewitt. Effective December 1, 2015, we acquired SIMOS which contributed $36.8 million in revenue or 5.9% of our revenue growth for the thirteen weeks ended June 24, 2016. Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, which contributed $17.5 million in revenue or 2.8% of our revenue growth for the thirteen weeks ended June 24, 2016.

Organic revenue declined by approximately 1.5% for the thirteen weeks ended June 24, 2016, as compared to the prior year. The decline in organic revenue was primarily due to our largest customer who is reducing their use of contingent labor for their warehouse fulfillment centers in the United States and realigning their use of contingent labor vendors for warehousing and distribution. We were notified of this change in April 2016 and reported Amazon's plan to reduce the use of our contingent labor services in the prior quarter. Organic revenue growth, excluding our largest customer, increased by approximately 1.5%. Revenue trends were mixed across all the geographies and industries we serve. Moderate revenue growth for our small to medium-sized customers was partially offset by revenue trends for our larger national customers. Moderate revenue growth in construction, construction related customers and manufacturing was partially offset by declines in retail and logistics related businesses.
Twenty six weeks ended June 24, 2016
Revenue grew to $1,318.6 million for the twenty-six weeks ended June 24, 2016, a 9.8% increase compared to the same period in the prior year primarily due to the acquisitions of SIMOS and the RPO business of Aon Hewitt. Effective December 1, 2015, we acquired SIMOS, which contributed $72.9 million in revenue or 6.1%of our revenue growth for the twenty-six weeks ended June 24, 2016. Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, which contributed $33.5 million in revenue or 2.8% of our revenue growth for the twenty-six weeks ended June 24, 2016.

Organic revenue increased by approximately 0.9% for the twenty-six weeks ended June 24, 2016, as compared to the prior year. Revenue growth slowed in many of the geographies and industries we serve. This was especially pronounced for our large national customers. Our largest customer is reducing their use of contingent labor for their warehouse fulfillment centers in the United States and realigning their use of contingent labor vendors for warehousing and distribution. Organic revenue growth, excluding our largest customer, increased by approximately 2.8%. Revenue trends were mixed across all the geographies and industries we serve. The decline in organic revenue growth from our national customers was partially offset by stronger growth for our small to medium-sized business customers. Moderate revenue growth in construction, construction related customers and manufacturing was partially offset by declines in retail and logistics related businesses.
The demand for our specialized workforce solutions continues to generate growth as labor markets continue to tighten and our customers need our specialized solutions to find talent. This is in large part offset by certain large national accounts for which project work has slowed and caution in a sluggish economy persists. We continue to see success with our focus on generating organic growth by making it easier for our customers to access reliable workers and for our workers to access work opportunities. Additionally, we are improving the productivity of our customers with temporary workforce solutions which are specialized and tailored to their needs. Furthermore, we continue to make substantial investments in technology solutions that will improve both the customer and worker experience as well as our business efficiency for the longer term.

Page - 27

Gross profit
Gross profit was as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Gross profit	$169,924	$151,966	$320,436	$281,802
Percentage of revenue	25.3%	24.2%	24.3%	23.5%

Gross profit represents revenue from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation costs, and reimbursable costs.
Thirteen weeks ended June 24, 2016
Gross profit as a percentage of revenue for the thirteen weeks ended June 24, 2016 was 25.3% compared to 24.2% for the same period in the prior year. The increase was primarily due to the impact of the acquired SIMOS and Aon Hewitt RPO businesses of 0.8% which carried higher gross margins in comparison to our blended company average and the positive impact of a revenue mix change of 0.4%. This was partially offset by gross margin compression of approximately 0.1% due to increased sensitivity to price increases for higher contingent worker wages in a tightening labor market and increasing minimum wages and benefits in a sluggish economy. Through disciplined pricing, we have reduced the gross margin compression throughout the current quarter.
Twenty six weeks ended June 24, 2016
Gross profit as a percentage of revenue for the twenty-six weeks ended June 24, 2016, was 24.3% compared to 23.5% for the same period in the prior year. The increase was primarily due to the impact of the SIMOS and the RPO business of Aon Hewitt acquisitions of 0.9% which carried higher gross margins in comparison to our blended company average, and the positive impact of a revenue mix change offset by gross margin compression due to a reluctance by our customers to accept price increases for our normal mark-ups on higher contingent worker wages in a tightening labor market and increasing minimum wages and benefits in a sluggish economy. Through disciplined pricing, we have reduced the gross margin compression throughout the current period.
Workers’ compensation expense as a percentage of revenue was 3.7% for the twenty-six weeks ended June 24, 2016 and remained unchanged from the same period in the prior year. Our efforts to actively manage the safety of our temporary workers with our safety programs and control increasing costs with our network of workers' compensation service providers have had a positive impact of creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers' compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs. However, in line with our expectations, we are experiencing diminishing favorable adjustments to our workers' compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses were as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 24, 2016	June 26, 2015	March 25, 2016	June 26, 2015
Selling, general and administrative expenses	$135,787	$117,859	$266,411	$229,452
Percentage of revenue	20.2%	18.8%	20.2%	19.1%

Thirteen weeks ended June 24, 2016

Selling, general and administrative ("SG&A") expenses increased by $17.9 million to $135.8 million for the thirteen weeks ended June 24, 2016 compared to the same period in 2015. The increase includes expenses related to the acquired operations of SIMOS and the RPO business of Aon Hewitt of approximately $9.9 million. SIMOS was acquired effective December 1, 2015 and the RPO business of Aon Hewitt was acquired effective January 4, 2016. The remaining increase of approximately $8.0 million was due primarily to investments made in selling and recruiting resources for our blue-collar staffing services in the prior year to fuel continued growth. With the current year slowdown in growth, these investments were curtailed and cost control programs commenced in the prior quarter. We have reduced SG&A costs in line with our plans. We will continue to closely monitor and manage our SG&A costs in the current environment of sluggish revenue growth. SG&A expenses as a percentage of revenue increased to 20.2% for the thirteen

Page - 28

weeks ended June 24, 2016 from 18.8% for the same period in 2015. The increase of 1.4% is related to the acquired operations of SIMOS and the RPO business of Aon Hewitt.
Twenty six weeks ended June 24, 2016

SG&A expenses increased by $37.0 million to $266.4 million for the twenty-six weeks ended June 24, 2016, compared to the same period in 2015. The increase includes expenses related to the acquired operations of SIMOS and the RPO business of Aon Hewitt of approximately $19.3 million. SIMOS was acquired effective December 1, 2015, and the RPO business of Aon Hewitt was acquired effective January 4, 2016. The remaining increase of approximately $17.7 million was due primarily to investments made in selling and recruiting resources for our blue-collar staffing services in the prior year to fuel continued growth. With the current year slowdown in growth, these investments were curtailed and cost control programs commenced in the first quarter. We have reduced SG&A costs in line with our plans. We will continue to closely monitor and manage our SG&A costs in the current environment of sluggish revenue growth. SG&A expenses as a percentage of revenue increased to 20.2% for the twenty-six weeks ended June 24, 2016, from 19.1% for the same period in 2015. The acquired operations of SIMOS and the RPO business of Aon Hewitt represents approximately 1.5% of the increase. Excluding acquired operations, SG&A as a percentage of revenue decreased to 18.7% for the twenty-six weeks ended June 24, 2016, from 19.1% for the same period in 2015. The improvement is primarily due to the success of cost control programs delivering improved leverage of our cost structure on mixed revenue results.
Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Depreciation and amortization	$11,694	$10,397	$22,983	$20,917
Percentage of revenue	1.7%	1.7%	1.7%	1.7%
Depreciation and amortization increased to $11.7 million for the thirteen weeks ended June 24, 2016, and $23.0 million for the twenty-six weeks ended June 24, 2016, primarily due to the amortization of acquired finite-lived intangible assets in connection with the SIMOS and RPO business of Aon Hewitt acquisitions. We continue to make significant investments in projects that are designed to further improve our efficiency and effectiveness in recruiting, retaining our temporary workers, and attracting and retaining our customers.
Goodwill and Intangible Asset Impairment Charge
Goodwill and intangible asset impairment charge were as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Goodwill and intangible asset impairment charge	$99,269	$—	$99,269	$—
Percentage of revenue	14.8%		7.5%

Net loss from operations for the thirteen weeks and twenty-six weeks ended June 24, 2016, includes goodwill and intangible asset impairment charge of $99.3 million. We test goodwill and indefinite-lived intangible assets for impairment annually on the first day of our second quarter and whenever events or circumstances arise that indicate an impairment may exist, such as the loss of key customers and adverse industry and economic conditions.

The impairment was primarily driven by a change in the scope of services with our largest customer, as reported by TrueBlue in April 2016, of $67.1 million, and also other changes in outlook reflecting recent economic and industry conditions of $32.2 million. See Summary of Critical Accounting Estimates for further discussion.

Summary of goodwill and intangible asset impairment charges by service line are follows (in thousands):

Page - 29

	Customer relationships	Trade name/trademarks	Goodwill	Total
Staff Management | SMX	$28,900	$4,500	$33,700	$67,100
PlaneTechs	—	—	17,000	17,000
hrX	—	—	15,169	15,169
Total non-cash impairment charges	$28,900	$4,500	$65,869	$99,269

Income taxes
The income tax expense (benefit) and the effective income tax rate were as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Income tax expense (benefit)	$(13,978)	$6,235	$(13,366)	$7,708
Effective income tax rate	18.0%	26.5%	19.1%	25.1%

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

A significant driver of fluctuations in our effective income tax rate is the Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage hiring of workers from certain disadvantaged targeted categories, and is generally calculated as a percentage of wages over a twelve month period up to worker maximum by targeted category. Based on historical results and business trends we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted categories; 2) the targeted categories are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices often delay their credit certification processing from a few months to several years and have inconsistent certification rates. We recognize additional prior year hiring credits if credits in excess of original estimates have been certified by government offices. WOTC was restored through December 31, 2019, as a result of the Protecting Americans from Tax Hikes Act of 2015, signed into law on December 18, 2015.

Our effective tax rate for the twenty-six weeks ended June 24, 2016 was 19.1%, which includes a goodwill and intangible asset impairment charge of $99.3 million. Excluding this impairment charge, net income would have been $29.1 million with an effective tax rate of 21.6%, as compared to 25.1% for the same period in 2015, primarily because WOTC was restored. WOTC was retroactively restored from January 1, 2015 through December 31, 2019 as a result of the Protecting Americans from Tax Hikes Act of 2015, signed into law on December 18, 2015. We recognized discrete tax benefits from prior year hiring credits of $2.3 million, compared to $3.7 million for the same period in the prior year.

Page - 30

Changes to our effective tax rate as a result of hiring credits were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Effective income tax rate without hiring credits or goodwill impairment	40.4%	39.0%	41.1%	39.2%
Hiring credits estimate from current year wages	(11.7)	(1.9)	(11.7)	(1.9)
Effective income tax rate before prior year adjustments	28.7	37.1	29.4	37.3
Additional hiring credits from prior year wages	(2.2)	(10.6)	(7.8)	(12.2)
Goodwill impairment impact	(8.5)%	—%	(2.5)%	—%
Effective income tax rate with hiring credits	18.0%	26.5%	19.1%	25.1%

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

Revenue from services and income from operations associated with our segments were as follows (in thousands, except percentages):

	Thirteen weeks ended				Twenty-six weeks ended
	June 24, 2016		June 26, 2015		June 24, 2016		June 26, 2015
Revenue from services		Revenue growth %		Revenue growth %		Revenue growth %		Revenue growth %
Staffing Services	$625,660	4.1%	$601,103	32.6%	$1,228,113	6.7%	$1,150,815	35.5%
Managed Services	46,952	76.4%	26,611	—%	90,479	80.2%	50,214	—%
Total Company	$672,612	7.2%	$627,714	38.5%	$1,318,592	9.8%	$1,201,029	41.4%

Income (loss) from operations		% of revenue		% of revenue		% of revenue		% of revenue
Staffing Services	$(49,453)	(7.9)%	38,834	6.5%	$(30,248)	(2.5)%	$63,117	5.5%
Managed Services	(2,935)	(6.3)%	4,326	16.3%	5,895	6.5%	7,750	15.4%
Depreciation and amortization	(11,694)		(10,397)		(22,983)		(20,917)
Corporate unallocated	(12,744)		(9,053)		(20,891)		(18,517)
Total Company	(76,826)	(11.4)%	23,710	3.8%	(68,227)	(5.2)%	31,433	2.6%
Interest and other expense, net	(887)		(202)		(1,906)		(736)
Income (loss) before tax expense	$(77,713)		$23,508		$(70,133)		$30,697

Revenue from services

The following table reconciles Staffing Services segment revenues to change in organic revenue (in thousands, except percentages):

Page - 31

	Thirteen weeks ended				Twenty-six weeks ended
	June 24, 2016			June 26, 2015	June 24, 2016			June 26, 2015
	Revenue from services	% of Total	% Change	Revenue from services	Revenue from services	% of Total	% Change	Revenue from services
Staffing Services Revenue	$625,660	100.0%	4.1%	$601,103	$1,228,113	100.0%	6.7%	$1,150,815
SIMOS Revenue	36,789	5.9%	—	—	72,933	5.9%	—	—
Organic Revenue	$588,871	94.1%	(2.0)%	$601,103	$1,155,180	94.1%	0.4%	$1,150,815

Staffing Services revenue growth was primarily due to the SIMOS acquisition which contributed 6.1% and 6.3% of our revenue growth for the thirteen and twenty-six weeks ended June 24, 2016, respectively.

Excluding the SIMOS acquisition, organic revenue declined by 2.0% for the thirteen weeks ended June 24, 2016, and increased by 0.4% for the twenty-six weeks ended June 24, 2016, as compared to the respective prior year periods. The decline in organic revenue was primarily due to our largest customer who is reducing their use of contingent labor for their warehouse fulfillment centers in the United States and realigning their use of contingent labor vendors for warehousing and distribution. Organic revenue growth, excluding our largest customer, increased by approximately 1.1% for the thirteen weeks ended June 24, 2016, and increased by 2.2% for the twenty-six weeks ended June 24, 2016, as compared to the respective prior year periods.

Revenue trends were mixed across all the geographies and industries we serve. Moderate revenue growth for our small to medium-sized customers was partially offset by revenue trends for our larger national customers. Moderate revenue growth in construction, construction related customers and manufacturing was partially offset by declines in retail and logistics related businesses.

The following table presents our Managed Services segment revenues with and without revenues from acquisition as follows (in thousands):

	Thirteen weeks ended				Twenty-six weeks ended
	June 24, 2016			June 26, 2015	June 24, 2016			June 26, 2015
	Revenue from services	% of Total	% Change	Revenue from services	Revenue from services	% of Total	% Change	Revenue from services
Managed Services	$46,952	100.0%	76.4%	$26,611	$90,479	100.0%	80.2%	$50,214
RPO business of Aon Hewitt	17,527	37.3%	—	—	33,547	37.1%	—	—
Organic Revenue	$29,425	62.7%	10.6%	$26,611	$56,932	62.9%	13.4%	$50,214

Managed Services revenue growth was primarily due to the acquisition of the RPO business of Aon Hewitt on January 4, 2016, which contributed 65.8% and 66.8% of our revenue growth for the thirteen and twenty-six weeks ended June 24, 2016, respectively.

Organic revenue grew by 10.6% for the thirteen weeks ended June 24, 2016, and 13.4% for the twenty-six weeks ended June 24, 2016, compared to the respective prior year periods. The organic revenue growth was driven by increased demand for our services in a tightening labor market and serving our customers to acquire new talent. Additionally, we are winning new customers from our pipeline of opportunities which remains strong.
Income from operations

The following table presents our Staffing Services segment operating income with and without acquisition and goodwill and intangible asset impairment charges as follows (in thousands):

Page - 32

	Thirteen weeks ended				Twenty-six weeks ended
	June 24, 2016			June 26, 2015	June 24, 2016			June 26, 2015
	Income (loss) from operations	% of revenue	% Change	Income from operations	Income (loss) from operations	% of revenue	% Change	Income from operations
Staffing Services	$(49,453)	(7.9)%	(227.3)%	38,834	$(30,248)	(2.5)%	(147.9)%	$63,117
Goodwill and intangible asset impairment charge	84,100	13.4%			84,100	6.8%
Staffing Services excluding impairment charge	34,647	5.5%	(10.8)%	38,834	53,852	4.4%	(14.7)%	63,117
SIMOS	6,272	1.0%			12,779	1.0%
	$28,375	4.5%	(26.9)%	38,834	41,073	3.3%	(34.9)%	$63,117
Included in Staffing Services income (loss) from operations of $49.5 million for the thirteen weeks ended June 24, 2016, and $30.2 million for the twenty six weeks ended June 24, 2016, is a non-cash goodwill and intangible impairment charge to operating expense of $84.1 million. The impairment was primarily driven by a change in the scope of services with our largest customer for Staff Management and other changes in outlook reflecting recent economic and industry conditions for PlaneTechs.
Excluding the goodwill and intangible asset impairment charge, income from operations improved by 5.5% for the thirteen weeks ended June 25, 2016, and 4.4% for the twenty-six weeks ended June 25, 2016 as compared to the respective prior year periods. The improved performance was due in part to the SIMOS acquisition which contributed 1.0% of growth to income from operations for both the thirteen and twenty-six weeks ended June 24, 2016, respectively. The remaining improvement is due to disciplined pricing and cost management. We have experienced increased sensitivity to price increases by our customers for higher contingent worker wages in a tightening labor market and increasing minimum wages and benefits in a sluggish economy. Through disciplined pricing, we have reduced the gross margin compression throughout the current quarter.
SG&A costs increased with investments made in selling and recruiting resources for blue-collar staffing services in the prior year to fuel continued growth. With the slowdown in growth, these investments have been curtailed and cost control programs commencing in the prior quarter have continued to preserve operating margins on mixed revenue results.

The following table presents our Managed Services segment operating income with and without goodwill and intangible asset impairment as follows (in thousands):

	Thirteen weeks ended				Twenty-six weeks ended
	June 24, 2016			June 26, 2015	June 24, 2016			June 26, 2015
	Income (loss) from operations	% of revenue	% Change	Income from operations	Income from operations	% of revenue	% Change	Income from operations
Managed Services	$(2,935)	(6.3)%	(167.8)%	4,326	$5,895	6.5%	(23.9)%	$7,750
Goodwill impairment charge	15,169	32.3%			15,169	16.8%
Managed services excluding impairment charge	12,234	26.1%	182.8%	4,326	21,064	23.3%	171.8%	7,750
Included in Managed Services income (loss) from operations of $3.0 million for the thirteen weeks ended June 24, 2016 and $6.9 million for the twenty six weeks ended June 24, 2016 is a non-cash goodwill and intangible impairment charge to operating expense of $15.2 million. The impairment was for changes in outlook reflecting recent economic and industry conditions for hrX. Excluding the goodwill impairment charge, the increase to income from operations is due to the acquired RPO business of Aon Hewitt and organic revenue growth. The RPO business of Aon Hewitt has been substantially integrated with PeopleScout.

Page - 33

Future outlook
The following highlights represent our expectations regarding operating trends for the remainder of fiscal year 2016. These expectations are subject to revision as our business changes with the overall economy.

•
Our top priority remains to produce solid organic revenue and gross profit growth, and leverage our cost structure to generate increasing operating income as a percentage of revenue. However, growth slowed through the first half of fiscal 2016 in many of the geographies and industries we serve and gross margin has been under pressure. We have made progress in improving our gross margin and reducing costs to preserve operating margin. However, we could see additional pressure on organic revenue trends and expect continued pressure on gross margin as customers look for cost reductions due to tepid economic conditions.

•
In April 2016, we were notified by Amazon of their intent to reduce their use of contingent labor for their larger warehouse fulfillment centers in the United States and realign the use of their contingent labor vendors. Amazon is our largest customer and represented 13.1% of total Company revenues in 2015 and $106 million, or 8.7%, of total company revenues for the twenty six weeks ended June 24, 2016 and $124 million, or 10.3%, for the comparable period in the prior year. Management estimates that the change in scope of our services will decrease revenues for the remainder of 2016 by approximately $125 million, compared to the prior year. Amazon remains a key customer and continues to use our contingent labor services in other areas not impacted by the change in scope of services. We expect to continue to serve them and their needs for contingent labor as they expand their smaller delivery stations to distribute and deliver their products direct to the customer.

•
The acquisition of SIMOS provides new capabilities that enhance the value proposition of the on-premise staffing business of our Staff Management service line. The SIMOS business model is based on a productivity-based pricing model where the customer outsources a complete work cell to SIMOS. Through a combination of process redesign and best practices, SIMOS is able to increase the efficiency of a customer's contingent workforce and align the cost of the workforce with the level of demand within a customer's business. We believe this adds an appealing solution to certain parts of our existing on-premise business as well as the broader marketplace.

•
PeopleScout is a recognized industry leader of recruitment process outsourcing services, which are in the early stages of their adoption cycles. The acquisition of the RPO business of Aon Hewitt positions PeopleScout as the leading provider of recruitment processing outsourcing solutions and accelerates our global RPO strategy. The acquisition added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance. We expect continued growth with a differentiated service that leverages innovative technology for high-volume scalable sourcing and dedicated client service teams for connecting the best talent to work opportunity, reducing the cost of hiring, and delivering a better outcome for the customer.

•
We are committed to technology innovation that makes it easier for our customers to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access, speed, and ease of connecting our customers and workers. We expect these investments will increase the competitive differentiation of our services, improve the efficiency of our service delivery, and reduce our dependence on local branches to find contingent associates and connect them with work.

LIQUIDITY AND CAPITAL RESOURCES
The following discussion highlights our cash flow activities for the twenty-six weeks ended June 24, 2016 and June 26, 2015.

Page - 34

Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Twenty-six weeks ended
	June 24, 2016	June 26, 2015
Net income (loss)	$(56,767)	$22,989
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	22,983	20,917
Goodwill and intangible asset impairment charge	99,269	—
Provision for doubtful accounts	4,221	3,976
Stock-based compensation	6,042	5,769
Deferred income taxes	(21,404)	(1,537)
Other operating activities	2,264	678
Changes in operating assets and liabilities:
Accounts receivable	116,112	31,906
Income tax receivable	11,238	5,035
Accounts payable and other accrued expenses	754	5,919
Accrued wages and benefits	(10,897)	2,603
Workers' compensation claims reserve	7,838	4,463
Other assets and liabilities	2,683	3,980
Net cash provided by operating activities	$184,336	$106,698
Net cash provided by operating activities was $184.3 million for the twenty-six weeks ended June 24, 2016, compared to $106.7 million for the same period in 2015.

•
Net loss of $56.8 million for the twenty six weeks ended June 24, 2016, includes a non-cash goodwill and intangible asset impairment charge of $99.3 million. Excluding the impairment charge, net income was $22.8 million. .

•
The goodwill and intangible asset impairment charge of $99.3 million was primarily driven by a change in the scope of services with our largest customer, as reported by TrueBlue in April 2016, of $67.1 million, and also other changes in outlook reflecting recent economic and industry conditions of $32.2 million. See Summary of Critical Accounting Estimates for further discussion.

•
Depreciation and amortization increased over 2015 to $23.0 million primarily due to the amortization of acquired finite-lived intangible assets in connection with the acquisitions of SIMOS and the RPO business of Aon Hewitt.

•	The change to deferred income taxes is due primarily to the goodwill and intangible asset impairment charge.

•
The change in accounts receivable for the twenty-six weeks ended June 24, 2016, is significantly more than that of the comparable period for the prior year due to a record seasonal peak in the fourth quarter of 2015 and seasonal de-leveraging of accounts receivable in the first two quarters of 2016. In addition, we significantly improved our rate of collections in the twenty-six weeks ended June 24, 2016, as compared to the prior year.

•
Income tax receivable declined due primarily to additional Work Opportunity Tax Credit ("WOTC") refunds realized. Income taxes were reduced by WOTC program benefits. The Protecting Americans from Tax Hikes Act of 2015, was signed into law on December 18, 2015, retroactively restoring the WOTC program for all of 2015 through 2019. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates.

•
Accounts payable and other accrued expenses decreased primarily due to volume of activity from normal seasonal patterns and timing of payments. The decrease was significantly more than that of the comparable period in the prior year primarily due to a record peak in our normal seasonal patterns in the fourth quarter of 2015 and the timing of payments made in the twenty-six weeks ended June 24, 2016, as compared to the prior year. Additionally, the seasonal patterns and timing of payments in the first quarter of 2015 were lower due to the accelerated vendor payments to facilitate the transition of the acquired Seaton operations to TrueBlue's enterprise resource planning system prior to the commencement of 2015.

Page - 35

•	Accrued wages and benefits decreased primarily due to reductions in the flex workforce to align with client volume changes.

•
Generally, our workers' compensation claims reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the twenty-six weeks ended June 24, 2016, our workers' compensation claims reserve increased as the delivery of temporary labor services increased, which was partially offset by claim payments.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Twenty-six weeks ended
	June 24, 2016	June 26, 2015
Capital expenditures	$(11,430)	$(7,459)
Acquisition of businesses, net of cash acquired	(71,863)	—
Sales and maturities of marketable securities	—	1,500
Change in restricted cash and investments	(13,925)	2,772
Net cash used in investing activities	$(97,218)	$(3,187)
Cash flows used in investing activities were $97.2 million for the twenty-six weeks ended June 24, 2016, compared to cash flows used in investing activities of $3.2 million for the same period in 2015.

•	Cash used in investing activities of $72 million in 2016 was for the acquisition of the RPO business of Aon Hewitt, effective January 4, 2016.

•
The restricted cash and cash equivalents increased by $13.9 million for the twenty-six weeks ended June 24, 2016. This increase was primarily due to an increase in collateral requirements paid to our workers' compensation insurance providers.

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Twenty-six weeks ended
	June 24, 2016	June 26, 2015
Net proceeds from stock option exercises and employee stock purchase plans	$840	$837
Common stock repurchases for taxes upon vesting of restricted stock	(2,321)	(3,183)
Net change in revolving credit facility	(94,186)	(98,500)
Payments on debt and other liabilities	(1,133)	(1,133)
Other	25	961
Net cash provided by (used in) financing activities	$(96,775)	$(101,018)
Cash flows used in financing activities were $96.8 million for the twenty-six weeks ended June 24, 2016, compared to cash flows used in financing activities of $101.0 million for the same period in 2015.

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

Page - 36

domestic subsidiaries. The additional amount available to borrow at June 24, 2016, was $126.0 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

•	We had cash and cash equivalents of $21.8 million at June 24, 2016. We expect to continue to apply excess cash towards the outstanding balance on our Revolving Credit Facility.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At June 24, 2016, we had restricted cash and investments totaling $204.4 million.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources
Revolving Credit Facility
See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Revolving Credit Facility.
Restricted Cash and Investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At June 24, 2016, we had restricted cash and investments totaling $204.4 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust"). See Note 4: Restricted Cash and Investment, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Restricted Cash and Investments.
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
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis and accordingly, we are substantially self-insured.
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

Page - 37

Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. The majority of the restricted cash and investments collateralizing our self-insured workers' compensation policies are held in the Trust.
Our total collateral commitments were made up of the following components for the fiscal period end dates presented (in thousands):

	June 24, 2016	December 25, 2015
Cash collateral held by workers' compensation insurance carriers	$25,938	$23,133
Cash and cash equivalents held in Trust	25,205	26,046
Investments held in Trust	138,391	126,788
Letters of credit (1)	4,520	4,520
Surety bonds (2)	17,992	17,946
Total collateral commitments	$212,046	$198,433

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers' compensation reserve

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented (in thousands):

	June 24, 2016	December 25, 2015
Total workers’ compensation reserve	$274,118	$266,280
Add back discount on workers' compensation reserve (1)	18,624	18,026
Less excess claims reserve (2)	(53,260)	(49,026)
Reimbursable payments to insurance provider (3)	9,387	10,610
Less portion of workers' compensation not requiring collateral (4)	(36,823)	(47,457)
Total collateral commitments	$212,046	$198,433

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. We discount our workers' compensation liability as we believe the estimated future cash outflows are readily determinable. The discounted workers’ compensation claims reserve was $274.1 million at June 24, 2016.
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

Page - 38

•	type and location of work performed;

•	the impact of safety initiatives; and

•	positive or adverse development of claims.
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At June 24, 2016, the weighted average rate was 1.8%. The claim payments are made over an estimated weighted average period of approximately 5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our deductible limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 24, 2016, the weighted average rate was 2.3%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $53.3 million and $49.0 million as of June 24, 2016 and December 25, 2015, respectively.

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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates are discussed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2015. The following has been updated to reflect the results of our annual goodwill impairment analysis.

Goodwill and indefinite-lived intangible assets

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our second fiscal quarter, and more frequently if an event occurs or circumstances change that would indicate impairment may exist. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. If necessary, we reassign goodwill using a relative fair value allocation approach. We test for goodwill impairment at the reporting unit level. We consider our service lines to be our reporting units for goodwill impairment testing. We evaluate our reporting units on an annual basis. We consider our service lines: Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, Centerline, Staff Management | SMX, SIMOS, PeopleScout, hrX, and MSP to be our reporting units for goodwill. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market

Page - 39

participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. The fair value of each reporting unit is estimated using an income approach and applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 12% to 17%. We also apply a market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples we compare to are revenue and earnings before interest, taxes, depreciation, and amortization. These combined fair values are then reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation, resulting in a reasonable control premium. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater.

We performed our annual goodwill impairment analysis and recorded a goodwill impairment charge of $65.9 million with respect to the Staff Management | SMX, PlaneTechs, and hrX reporting units as follows:

•
Staff Management | SMX - The service line provides exclusive recruitment and on-premise management of a facility’s contingent workforce and represents approximately 28% of total annual company revenue for our fiscal year 2015. In April 2016, we were notified by Amazon and reported their plans to reduce the use of contingent labor and realign their contingent labor vendors for warehousing. They are reducing the use of our services for their warehouse fulfillment centers in the United States and focus our services on their planned expansion of distribution service sites to a national network for delivery direct to the customer. Amazon is our largest customer and represented approximately $354 million, or 13.1%, of total company revenues for the fiscal year ended December 25, 2015 and $106 million, or 8.0%, of total company revenues for the twenty six weeks ended June 24, 2016 and $125 million, or 10.4%, for the comparable period in the prior year. We estimate that the change in scope of our services will decrease revenues for the remainder of 2016 by approximately $125 million, compared to the prior year. We have lowered our future expectations which triggered a goodwill impairment of $33.7 million.

•
PlaneTechs - This service line provides skilled mechanics and technicians primarily to the aviation industry representing approximately 3% of total annual company revenue for fiscal 2015. Year to date revenues have declined in excess of 30% compared to the prior year as significant projects have completed for a major aviation customer and their supply chain. There are no significant projects in the pipeline. PlaneTechs has been transitioning from providing services to one primary customer without offsetting growth in the broader aviation and transportation marketplace. As a result of significantly underperforming against current year expectations and increased future uncertainty, we have lowered our future expectations which triggered a goodwill impairment of $17.0 million.

•
hrX - This service line provides recruitment process outsourcing (“RPO”) services to the Australian market and sales of our internally developed applicant tracking software (“ATS”) representing on a combined basis less than 1% of total annual company revenue for fiscal 2015. Actual stand alone ATS sales and service were $3.4 million for fiscal 2015 and have recently declined. ATS sales and prospects have underperformed against our expectations. As a result of under performing against our current year expectations and increased future uncertainty in customer demand, we lowered our future expectations, which triggered a goodwill impairment of $15.2 million.

Based on our annual goodwill impairment analysis we determined that SIMOS and PeopleScout were not substantially in excess of their respective carrying values.

Page - 40

The estimated fair value of the SIMOS reporting unit was in excess of its carrying value by approximately 9% as of the assessment date, which is primarily due to the proximity of the goodwill impairment assessment date to the recent acquisition date of SIMOS on December 1, 2015. The SIMOS reporting unit has goodwill of $34.5 million. A discount rate of 13% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 1% or the forecasted revenue growth rate declines by approximately 3% or gross margin as a percentage of revenue declines by approximately 1%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment. We will continue to monitor the operational performance of this newly acquired reporting unit as it relates to goodwill impairment.

The estimated fair value of the PeopleScout reporting unit was in excess of its carrying value by approximately 12% as of the assessment date. The PeopleScout reporting unit has goodwill of $103.6 million. A discount rate of 12% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 1% or the forecasted revenue growth rate declines by approximately 2%, or gross margin as a percentage of revenue declines by approximately 1%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment. We will continue to monitor the operational performance of this newly acquired reporting unit as it relates to goodwill impairment.

In the second quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our PeopleScout and hrX service lines. As a result, we have combined these service lines and they no longer represent separate reporting units.

Indefinite-lived intangible assets

We have indefinite-lived intangible assets related to our Staff Management | SMX and PeopleScout trade names. We test our trade names annually for impairment, and when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. We performed our annual indefinite-lived intangible asset impairment test as the first day of our second fiscal quarter and determined that the estimated fair values exceeded the carrying amounts of the PeopleScout reporting unit indefinite-lived trade name and accordingly no impairment loss was recognized. With the change in scope of services to our largest customer, Staff Management | SMX reporting unit's estimated fair value did not exceed its carrying value and accordingly, we recognized an impairment loss of $4.5 million in the thirteen weeks ended June 24, 2016.

Acquired Intangible Assets and Other Long-Lived Assets

We generally record acquired intangible assets that have finite useful lives, such as customer relationships, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques. With the change in scope of services by Staff Management | SMX to our largest customer, we have lowered our future expectations, which was the primary trigger of an impairment to our acquired customer relationships intangible asset of $28.9 million. Considerable management judgment was necessary to determine key assumptions, including projected revenue and an appropriate discount rate of 13%. Actual future results could vary from our estimates.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Page - 41

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

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of June 24, 2016, our disclosure controls and procedures are effective.

During the fiscal quarter ended June 24, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 42

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

Page - 43

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

Page - 44

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

Page - 45

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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 24, 2016.

Page - 46

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
03/26/2016 through 04/22/2016	1,157	$26.36	—	$35.2 million
04/23/2016 through 05/20/2016	1,613	$18.68	—	$35.2 million
05/21/2016 through 06/24/2016	1,527	$20.22	—	$35.2 million
Total	4,297		—

(1)
During the thirteen weeks ended June 24, 2016, we purchased 4,297 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. As of June 24, 2016, $35.2 million remains available for repurchase of our common stock under the current authorization.

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

Page - 47

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Steven C. Cooper	7/25/2016
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	7/25/2016
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	7/25/2016
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 48