Form 10-Q
period 2016-09-23
TrueBlue, Inc.
filed 2016-10-24
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 23, 2016
or
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 10, 2016, there were 42,478,596 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	September 23, 2016	December 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$24,781	$29,781
Accounts receivable, net of allowance for doubtful accounts of $5,210 and $5,902	364,618	461,476
Prepaid expenses, deposits and other current assets	22,280	23,553
Income tax receivable	24,157	28,155
Total current assets	435,836	542,965
Property and equipment, net	59,898	57,530
Restricted cash and investments	212,968	188,412
Deferred income taxes, net	4,374	—
Goodwill	225,905	268,495
Intangible assets, net	131,828	153,859
Other assets, net	53,299	48,181
Total assets	$1,124,108	$1,259,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$67,868	$69,727
Accrued wages and benefits	83,841	86,070
Current portion of workers' compensation claims reserve	68,131	69,308
Contingent consideration	19,800	—
Other current liabilities	3,787	2,871
Total current liabilities	243,427	227,976
Workers’ compensation claims reserve, less current portion	210,087	196,972
Long-term debt, less current portion	137,111	243,397
Deferred income taxes, net	—	19,499
Other long-term liabilities	21,008	36,025
Total liabilities	611,633	723,869

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 42,481 and 42,024 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(9,726)	(14,013)
Retained earnings	522,200	549,585
Total shareholders’ equity	512,475	535,573
Total liabilities and shareholders’ equity	$1,124,108	$1,259,442
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Revenue from services	$697,097	$683,918	$2,015,689	$1,884,947
Cost of services	518,702	515,051	1,516,858	1,434,278
Gross profit	178,395	168,867	498,831	450,669
Selling, general and administrative expenses	134,679	125,117	401,090	354,569
Depreciation and amortization	11,690	10,498	34,673	31,415
Goodwill and intangible asset impairment charge	4,275	—	103,544	—
Income (loss) from operations	27,751	33,252	(40,476)	64,685
Interest expense	(1,721)	(933)	(5,430)	(2,980)
Interest and other income	854	567	2,657	1,878
Interest and other expense, net	(867)	(366)	(2,773)	(1,102)
Income (loss) before tax expense	26,884	32,886	(43,249)	63,583
Income tax expense (benefit)	3,455	12,796	(9,911)	20,504
Net income (loss)	$23,429	$20,090	$(33,338)	$43,079

Net income (loss) per common share:
Basic	$0.56	$0.49	$(0.80)	$1.05
Diluted	$0.56	$0.48	$(0.80)	$1.04

Weighted average shares outstanding:
Basic	41,762	41,296	41,651	41,189
Diluted	42,056	41,620	41,651	41,546

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$1,247	$(881)	$3,341	$(1,706)
Unrealized gain on investments, net of tax	784	(835)	946	(281)
Total other comprehensive income (loss), net of tax	2,031	(1,716)	4,287	(1,987)
Comprehensive income (loss)	$25,460	$18,374	$(29,051)	$41,092
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine weeks ended
	September 23, 2016	September 25, 2015
Cash flows from operating activities:
Net income (loss)	$(33,338)	$43,079
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	34,673	31,415
Goodwill and intangible asset impairment charge	103,544	—
Provision for doubtful accounts	6,361	4,483
Stock-based compensation	7,443	8,283
Deferred income taxes	(23,874)	(6,029)
Other operating activities	5,603	20
Changes in operating assets and liabilities:
Accounts receivable	102,722	(6,597)
Income tax receivable	4,018	9,673
Other assets	(3,563)	(3,685)
Accounts payable and other accrued expenses	(3,764)	17,453
Accrued wages and benefits	(3,254)	10,315
Workers’ compensation claims reserve	11,938	10,024
Other liabilities	4,740	1,883
Net cash provided by operating activities	213,249	120,317

Cash flows from investing activities:
Capital expenditures	(17,766)	(12,590)
Acquisition of business	(71,863)	—
Sales and maturities of marketable securities	—	1,500
Change in restricted cash and cash equivalents	732	13,070
Purchases of restricted investments	(35,940)	(38,818)
Maturities of restricted investments	12,273	11,047
Net cash used in investing activities	(112,564)	(25,791)

Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	1,183	1,164
Common stock repurchases for taxes upon vesting of restricted stock	(2,692)	(3,725)
Net change in revolving credit facility	(104,586)	(85,994)
Payments on debt	(1,700)	(1,700)
Other	20	1,134
Net cash used in financing activities	(107,775)	(89,121)
Effect of exchange rate changes on cash and cash equivalents	2,090	(1,839)
Net change in cash and cash equivalents	(5,000)	3,566
CASH AND CASH EQUIVALENTS, beginning of period	29,781	19,666
CASH AND CASH EQUIVALENTS, end of period	$24,781	$23,232
See accompanying notes to consolidated financial statements

Page - 5

TRUEBLUE, INC.
Notes to Consolidated Financial Statements

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial statement preparation

The accompanying unaudited consolidated financial statements (“financial statements”) of TrueBlue, Inc. (the "Company," "TrueBlue," "we," "us," and "our") are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial statements for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial statements.

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2015. The results of operations for the thirty-nine weeks ended September 23, 2016, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Recently issued accounting pronouncements not yet adopted

In August 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update relating to how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The update is intended to reduce the existing diversity in practice. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted, including adoption in an interim period. The adoption of the amendment should be applied using the retrospective transition method, if practicable. We intend to early adopt this amendment in Q1 2017 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments. This guidance sets forth a current expected credit loss model which requires measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and some off-balance sheet exposures, as well as trade account receivables. This guidance is effective for fiscal years beginning after December 15, 2019 (Q1 2020 for TrueBlue) with early adoption permitted no sooner than Q1 2019. A modified retrospective approach is required for all investments, except debt securities for which an other-than-temporary impairment had been recognized prior to the effective date, which will require a prospective transition approach. We plan to adopt this guidance on the effective date and are currently assessing the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued guidance to improve employee share-based payment accounting. The simplifications include income tax consequences, classification of awards as equity or liabilities, and classification within the statement of cash flows. This guidance is effective for annual and interim periods beginning after December 15, 2016 (Q1 2017 for TrueBlue), and early adoption is permitted. We plan to adopt the guidance on the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Page - 6

Notes to Consolidated Financial Statements—(Continued)

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

In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes the current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments as well as assets recognized from costs incurred to obtain or fulfill a contract. The guidance provides two methods of initial adoption: retrospective for all periods presented, or through a cumulative adjustment in the year of adoption. In March 2016, the FASB issued additional guidance providing clarification on principal versus agent considerations included within the new revenue recognition guidance. The effective date is for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). We have not determined the impact this guidance will have on our consolidated financial statements or the transition method we will use to adopt the guidance. However, the implementation team has begun the assessment of our customer contracts. Other than expanded disclosures, the impacts of the revised accounting guidance to the results of operations of the Company cannot be determined until our assessment is complete.

NOTE 2:     ACQUISITIONS

2016 Acquisition

We account for our business acquisitions using the purchase method of accounting in accordance with ASC 805, Business Combinations. The fair value of the net assets acquired and the results of the acquired business are included in the financial statements from the acquisition date forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, useful lives of property and equipment, and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. All acquisition-related costs are expensed as incurred and recorded in Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change between the preliminary allocation and the final allocation. Any changes to these estimates may have a material impact on our operating results or financial condition.

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

We incurred acquisition and integration-related costs of $4.7 million in connection with the acquisition of the RPO business of Aon Hewitt, which are included in Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash flows from operating activities on the Consolidated Statements of Cash Flows for the thirty-nine weeks ended weeks ended September 23, 2016.

Page - 7

Notes to Consolidated Financial Statements—(Continued)

The purchase price allocation for this acquisition is preliminary. We will finalize our working capital adjustment with the sellers and our purchase accounting during the fourth quarter of fiscal 2016.

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

Intangible assets include identifiable intangible assets for customer relationships and developed technologies. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach for customer relationships and the cost approach for developed technologies. No residual value is estimated for any of the intangible assets.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of January 4, 2016 (in thousands, except for estimated useful lives, in years):

	Estimated Fair Value	Estimated Useful Lives in Years
Customer relationships	$34,900	9.0
Technologies	400	3.0
Total acquired identifiable intangible assets	$35,300

The acquired assets and assumed liabilities of the RPO business of Aon Hewitt are included on our Consolidated Balance Sheets as of September 23, 2016, and the results of its operations and cash flows are reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the period from January 4, 2016 to September 23, 2016.

The amount of revenue from the RPO business of Aon Hewitt included in our Consolidated Statements of Operations and Comprehensive Income (Loss) was $49.4 million for the period from the acquisition date to September 23, 2016. The acquired operations have been substantially integrated with our existing PeopleScout operations. The nature of the customers and the services provided by PeopleScout and the former RPO business of Aon Hewitt are now the same. Accordingly, subsequent to merging our operations, it is not possible to segregate and to reasonably estimate the operating expenses related exclusively to the former RPO business of Aon Hewitt.

Page - 8

Notes to Consolidated Financial Statements—(Continued)

The acquisition of the RPO business of Aon Hewitt was not material to our consolidated results of operations and as such, pro forma financial information was not required.

2015 Acquisition

Effective December 1, 2015, we acquired SIMOS Insourcing Solutions Corporation ("SIMOS"), an Atlanta-based provider of on-premise workforce management solutions for a cash purchase price of $66.6 million, net of the final working capital adjustment, which was funded by our existing credit facility. An additional cash payment between zero and $22.5 million of contingent consideration is payable in mid-2017, depending on SIMOS achieving a fiscal 2016 earnings before interest, taxes, depreciation and amortization target ("EBITDA target"). Actual results must be in excess of 87.5% of the EBITDA target before any amount is earned. The final undiscounted fair value of the contingent consideration as of the acquisition date was determined to be $21.1 million. Using a risk adjusted weighted average cost of capital of 10.0%, the present value of the contingent consideration was estimated to be $18.3 million, as of the acquisition date. The contingent consideration liability was based on a probability weighted fair value measurement using unobservable inputs (Level 3) which rely on management's estimates of assumptions that market participants would use in pricing the liability. The valuation is judgmental in nature and involves the use of significant estimates and assumptions in forecasting fiscal 2016 results. SIMOS broadens our Staff Management on-premise contingent staffing solution, which is part of our Staffing Services reportable segment. As of September 23, 2016, the present value of the contingent consideration was estimated to be $19.8 million. Refer to Note 3: Fair Value Measurement for further details regarding the contingent consideration estimate.

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

Page - 9

Notes to Consolidated Financial Statements—(Continued)

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

	Estimated Fair Value	Estimated Useful Lives in Years
Customer relationships	$39,000	9.0
Trade name/trademarks	800	3.0
Technologies	100	2.0
Total acquired identifiable intangible assets	$39,900

NOTE 3:	FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	September 23, 2016
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents (1)	$24,781	$24,781	$—	$—
Restricted cash and cash equivalents (1)	48,273	48,273	—	—
Other restricted assets (2)	15,884	15,884	—	—
Restricted investments classified as held-to-maturity	152,563	—	152,563	—

Financial liabilities:
Contingent consideration (3)	19,800	—	—	19,800

	December 25, 2015
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents (1)	$29,781	$29,781	$—	$—
Restricted cash and cash equivalents (1)	49,680	49,680	—	—
Other restricted assets (2)	11,944	11,944	—	—
Restricted investments classified as held to maturity	128,245	—	128,245	—

Financial liabilities:
Contingent consideration (3)	19,300	—	—	19,300

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

(3)
The estimated fair value of the contingent consideration associated with the acquisition of SIMOS, which was estimated using a probability-adjusted discounted cash flow model. Refer to Note 2: Acquisitions for further details regarding the SIMOS acquisition.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the thirty-nine weeks ended September 23, 2016, as follows (in thousands):

Fair value measurement at beginning of period	$19,300
Contingent consideration liability adjustment recorded for final purchase price valuation	(1,000)
Final purchase price valuation	18,300
Accretion on contingent consideration	1,500
Fair value measurement at end of period	$19,800
Our estimated liability for contingent consideration represents potential payments of additional consideration for the acquisition of SIMOS, which is payable in June 2017 if certain defined performance goals are achieved by the end of December 2016. Changes in the fair value of the contingent consideration are recorded in Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of the present value discount is recorded in Interest expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 23, 2016, the contingent consideration liability was payable within one year and therefore classified as current on the accompanying Consolidated Balance Sheets. As of December 25, 2015, the contingent consideration liability was included in Other long-term liabilities.

There were no material transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the thirty-nine weeks ended weeks ended September 23, 2016 or September 25, 2015.

Assets measured at fair value on a nonrecurring basis

We measure certain non-financial assets on a non-recurring basis, including goodwill and certain intangible assets. As a result of those measurements, we recognized impairment charges of $103.5 million during the thirty-nine weeks ended September 23, 2016, as follows (in thousands):

	September 23, 2016
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Loss
Goodwill	$42,629	$—	$—	$42,629	$(65,869)
Customer relationships	11,100	—	—	11,100	(28,900)
Trade names/trademarks	3,600	—	—	3,600	(8,775)
Total	$57,329				$(103,544)

Goodwill, finite-lived customer relationships and trade names/trademarks intangible assets, and indefinite-lived intangible trade names/trademarks intangible assets with a total carrying value of $160.8 million were written down to their fair value of $57.3 million, resulting in an impairment charge of $103.5 million, which was recorded in earnings for the thirty-nine weeks ended September 23, 2016. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment charges and valuation methodologies.

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
The following is a summary of our restricted cash and investments (in thousands):

	September 23, 2016	December 25, 2015
Cash collateral held by insurance carriers	$27,172	$23,634
Cash and cash equivalents held in Trust	21,101	26,046
Investments held in Trust	148,811	126,788
Other (1)	15,884	11,944
Total restricted cash and investments	$212,968	$188,412

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

Page - 11

Notes to Consolidated Financial Statements—(Continued)

The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	September 23, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$72,776	$2,186	$(37)	$74,925
Corporate debt securities	69,552	1,510	(13)	71,049
Agency mortgage-backed securities	6,483	107	(1)	6,589
	$148,811	$3,803	$(51)	$152,563

	December 25, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$67,948	$1,345	$(4)	$69,289
Corporate debt securities	50,462	226	(152)	50,536
Agency mortgage-backed securities	8,378	73	(31)	8,420
	$126,788	$1,644	$(187)	$128,245
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	September 23, 2016
	Amortized Cost	Fair Value
Due in one year or less	$14,051	$14,092
Due after one year through five years	76,590	77,854
Due after five years through ten years	58,170	60,617
	$148,811	$152,563
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

Page - 12

Notes to Consolidated Financial Statements—(Continued)

NOTE 5:	PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in thousands):

	September 23, 2016	December 25, 2015
Buildings and land	$32,810	$32,258
Computers and software	132,505	126,003
Furniture and equipment	10,019	12,362
Construction in progress	14,291	4,757
Gross property and equipment	189,625	175,380
Less accumulated depreciation	(129,727)	(117,850)
Property and equipment, net	$59,898	$57,530
Capitalized software costs, net of accumulated depreciation, were $16.9 million and $24.6 million as of September 23, 2016 and December 25, 2015, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally-developed software.

Depreciation expense of property and equipment totaled $5.4 million and $5.9 million for the thirteen weeks ended September 23, 2016 and September 25, 2015, respectively. Depreciation expense of property and equipment totaled $15.5 million and $17.1 million for the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively.

NOTE 6:	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table reflects goodwill at September 23, 2016 and December 25, 2015 (in thousands):

	Staffing Services	Managed Services	Total Company
Balance at December 25, 2015
Goodwill before impairment	$210,281	$104,424	$314,705
Accumulated impairment loss	(46,210)	—	(46,210)
Goodwill, net	164,071	104,424	268,495

Acquired goodwill and other (1)	(3,831)	25,491	21,660
Impairment loss	(50,700)	(15,169)	(65,869)
Foreign currency translation	—	1,619	1,619

Balance at September 23, 2016
Goodwill before impairment	206,450	131,534	337,984
Accumulated impairment loss	(96,910)	(15,169)	(112,079)
Goodwill, net	$109,540	$116,365	$225,905

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

Intangible assets

The following table presents our purchased finite-lived intangible assets (in thousands):

	September 23, 2016			December 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships (2)	$167,090	$(51,210)	$115,880	$161,376	$(36,846)	$124,530
Trade names/trademarks (3)	5,191	(4,046)	1,145	5,179	(3,447)	1,732
Non-compete agreements	1,800	(1,427)	373	1,800	(1,177)	623
Technologies	17,343	(8,913)	8,430	17,310	(6,536)	10,774
Total finite-lived intangible assets	$191,424	$(65,596)	$125,828	$185,665	$(48,006)	$137,659

(1)	Excludes assets that are fully amortized.

(2)	Balance at September 23, 2016, is net of impairment loss of $28.9 million.

(3)	Balance at September 23, 2016, is net of impairment loss of $4.3 million.

Finite-lived intangible assets include customer relationships and technologies of $34.9 million and $0.4 million, respectively, based on our preliminary purchase price allocation relating to our acquisition of the RPO business of Aon Hewitt. Refer to Note 2: Acquisitions, for additional information regarding this acquisition.

Amortization expense of our finite-lived intangible assets was $6.3 million and $19.2 million for the thirteen and thirty-nine weeks ended September 23, 2016, respectively, and $4.6 million and $14.3 million for the thirteen and thirty-nine weeks ended September 25, 2015, respectively.

Page - 13

Notes to Consolidated Financial Statements—(Continued)

The following table provides the estimated future amortization of finite-lived intangible assets as of September 23, 2016 (in thousands):

Remainder of 2016	$5,719
2017	21,217
2018	19,919
2019	17,409
2020	15,691
Thereafter	45,873
Total future amortization	$125,828
We also held indefinite-lived trade names/trademarks of $6.0 million and $16.2 million as of September 23, 2016 and December 25, 2015, respectively. We began amortizing $5.7 million of previously indefinite-lived trade names over their remaining estimated useful lives of three years, which commenced as of December 26, 2015, leaving a balance of $10.5 million. The balance at September 23, 2016 is net of an impairment charge of $4.5 million.

Impairments

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

Annual impairment test
The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. We consider our service lines to be our reporting units for goodwill impairment testing. Our service lines are Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, Centerline, Staff Management | SMX, SIMOS, PeopleScout, hrX, and Staff Management | SMX (MSP). Fair value reflects the price that a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure the possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit is estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis required significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent annual impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 12% to 17%. The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium.

We performed our annual goodwill impairment analysis as of the first day of our fiscal second quarter of 2016 and recorded a goodwill impairment charge of $65.9 million for the thirteen weeks ended June 24, 2016 with respect to the Staff Management | SMX, PlaneTechs, and hrX reporting units as follows:

•
Staff Management | SMX (Exclusive recruitment and on-premise management of a facility's contingent industrial workforce) In April 2016, we were notified by our largest customer, Amazon, and reported in our first quarter Form 10-Q of fiscal year 2016 its plans to reduce the use of contingent labor and realign its contingent labor vendors for warehousing. Amazon announced it would be reducing the use of our services for its warehouse fulfillment centers in the United States and focusing our services on its planned expansion of distribution service sites to a national network for delivery direct to the customer. Amazon represented approximately $354 million, or 13.1%, of total company revenues for the fiscal year ended December 25, 2015,

Page - 14

Notes to Consolidated Financial Statements—(Continued)

and $106 million, or 8.0%, of total company revenues for the twenty-six weeks ended June 24, 2016, and $125 million, or 10.4%, for the comparable period in the prior year. We estimated that the change in scope of our services would decrease revenues for the second half of 2016 by approximately $125 million, compared to the prior year. As a result, we lowered our future expectations, which triggered a goodwill impairment of $33.7 million.

•
PlaneTechs (Skilled mechanics and technicians to the aviation and transportation industries) - Year-to-date revenues have declined in excess of 30% compared to the prior year as significant projects have been completed for a major aviation customer and its supply chain. There currently are no significant projects in the pipeline. PlaneTechs has been diversifying from providing services to one primary customer without offsetting growth in the broader aviation and transportation marketplace. As a result of significantly underperforming against current year expectations and increased future uncertainty, we lowered our future expectations, which triggered a goodwill impairment of $17.0 million.

•
hrX - (Outsourced recruitment of permanent employees on behalf of clients) - Sales of this service line include our internally developed applicant tracking software (“ATS”). Actual stand-alone ATS sales and service were $3.4 million for fiscal 2015 and have recently declined. ATS sales and prospects have underperformed against our expectations. As a result of underperforming against our current year expectations and increased future uncertainty in customer demand, we lowered our future expectations, which triggered a goodwill impairment of $15.2 million.

We generally record acquired intangible assets that have finite useful lives, such as customer relationships, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques. With the change in scope of services by Staff Management | SMX to our largest customer, we lowered our future expectations, which was the primary trigger of an impairment to our acquired customer relationships intangible asset of $28.9 million. Considerable management judgment was necessary to determine key assumptions, including projected revenue and an appropriate discount rate of 13%. Actual future results could vary from our estimates.

We have indefinite-lived intangible assets related to our Staff Management | SMX and PeopleScout trade names. We test our trade names/trademarks annually for impairment and when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. We used a royalty rate of 10% and a discount rate of 17% in our valuation. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates, and appropriate discount rates. With the change in scope of services to our largest customer, we have lowered our future expectations, which was the primary trigger of an impairment to the acquired trade name of Staff Management | SMX of $4.5 million.

Interim impairment test

In August 2016, we were notified by Amazon that it will no longer be using our contingent labor services to help expand its delivery stations to distribute and deliver its products directly to its customers. As a result, we expect minimal, if any, revenue activity in Q4 2016 and beyond for Amazon's delivery stations business. We plan to continue to service Amazon's Canadian fulfillment centers. The loss of providing contingent labor services to expand Amazon's delivery stations was deemed to be a triggering event for purposes of assessing goodwill and the customer relationship definite-lived intangible asset for impairment during the third quarter of 2016. Accordingly, we performed a goodwill impairment test for our Staff Management | SMX reporting unit using a blended income and market approach. Considerable management judgment was necessary to determine key assumptions, including estimated future revenues and discount rate. We estimated future Amazon revenues of approximately $30 million for 2017 and modest growth rates thereafter. We used a higher discount rate of 25% for Amazon due to the uncertainties associated with this customer, which resulted in a blended discount rate of 15% for Staff Management | SMX.

Determining the fair value of our Staff Management | SMX reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of recent changes. The fair value of this reporting unit is estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis required significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash

Page - 15

Notes to Consolidated Financial Statements—(Continued)

flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of this reporting unit.

The estimated fair value of our Staff Management | SMX reporting unit was in excess of its carrying value by 20%. This reporting unit also continues to include limited services to Amazon. As such, we believe this reporting unit carries more risk of future impairment when compared to our other reporting units. Should Amazon discontinue the use of our services entirely and the rest of Staff Management | SMX continues to perform in line with management's current expectations and valuation assumptions, this would not result in a goodwill impairment, however it would reduce the excess estimated fair value of this reporting unit over its carrying value to less than 20%. The Staff Management | SMX reporting unit has goodwill of $10.6 million as of September 23, 2016. We will continue to closely monitor the operational performance of the Staff Management | SMX reporting unit as it relates to goodwill impairment.

Spartan and CLP Resources: In the third quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our Labor Ready, Spartan Staffing, and CLP Resources service lines. The combined service lines were re-branded as PeopleReady. As a result, we have combined these service lines into one and have recognized an impairment charge of $4.3 million for the remaining net book value of the Spartan and CLP Resources trade name/trademarks intangible assets as of September 23, 2016.
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.7% and 1.8% at September 23, 2016 and December 25, 2015, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 5 years at September 23, 2016.
The table below presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers' compensation reserve for the periods presented as follows (in thousands):

	September 23, 2016	December 25, 2015
Undiscounted workers’ compensation reserve	$296,599	$284,306
Less discount on workers' compensation reserve	18,381	18,026
Workers' compensation reserve, net of discount	278,218	266,280
Less current portion	68,131	69,308
Long-term portion	$210,087	$196,972
Payments made against self-insured claims were $55.6 million and $51.8 million for the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively.

Page - 16

Notes to Consolidated Financial Statements—(Continued)

Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims was $55.6 million and $49.0 million as of September 23, 2016 and December 25, 2015, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $51.6 million and $45.2 million as of September 23, 2016 and December 25, 2015, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
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
Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses. Workers’ compensation expense of $23.4 million and $24.7 million was recorded in Cost of services for the thirteen weeks ended September 23, 2016 and September 25, 2015, respectively. Workers’ compensation expense of $72.1 million and $69.1 million was recorded in Cost of services for the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively.

NOTE 8:	LONG-TERM DEBT

The components of our borrowings were as follows (in thousands):

Page - 17

Notes to Consolidated Financial Statements—(Continued)

	September 23, 2016	December 25, 2015
Revolving Credit Facility	$113,500	$218,086
Term Loan	25,878	27,578
Total debt	139,378	245,664
Less current portion	2,267	2,267
Long-term debt, less current portion	$137,111	$243,397

Revolving credit facility

Effective June 30, 2014, we entered into a Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility of $300.0 million with Bank of America, N.A., Wells Fargo Bank, National Association, HSBC and PNC Capital Markets LLC ("Revolving Credit Facility") in connection with our acquisition of Seaton. The Revolving Credit Facility, which matures June 30, 2019, amended and restated our previous credit facility.

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending limit is $17.4 million, and is reduced quarterly by $0.4 million. As of September 23, 2016, the Tacoma headquarters office building liquidation value totaled $14.0 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and certain other reserves, if deemed applicable. Each borrowing has a stated maturity of 90 days or less. At September 23, 2016, $272.9 million was available under the Revolving Credit Facility, $113.5 million was utilized as a draw on the facility, and $4.8 million was utilized by outstanding standby letters of credit, leaving $154.6 million available for additional borrowings. The letters of credit are primarily used to collateralize a portion of our workers' compensation obligation.

On January 4, 2016, in connection with the acquisition of the RPO business of Aon Hewitt, we entered into a Third Amendment ("Amendment") to our Second Amended and Restated Credit Agreement dated June 30, 2014. The Amendment provided for a temporary $30.0 million increase to our existing $300.0 million revolving line of credit, for a total of $330.0 million. The temporary increase expired in $10.0 million increments on April 1, May 1, and June 1 of 2016.

The Amendment also reduced the minimum excess liquidity requirement from $37.5 million to $10.0 million, which increased to $19.3 million, $28.6 million, and $37.5 million on April 1, May 1, and June 1 of 2016, respectively. Excess liquidity is an amount equal to the unused borrowing capacity under the Revolving Credit Facility plus certain unrestricted cash, cash equivalents, and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet the excess liquidity requirement. The additional amount available to borrow at September 23, 2016 was $154.6 million and the amount of cash and cash equivalents under control agreements was $19.7 million, for a total of $174.3 million, which was well in excess of the $37.5 million liquidity requirement in effect on September 23, 2016. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. At September 23, 2016, the applicable spread on LIBOR was 1.75% and the applicable spread on the base rate was 0.625%. As of September 23, 2016, the weighted average interest rate on outstanding borrowings was 2.38%.

A fee of 0.375% is applied against the Revolving Credit Facility's unused borrowing capacity when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by a pledge of substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Revolving Credit Facility has variable rate interest and approximates fair value as of September 23, 2016 and December 25, 2015.

Page - 18

Notes to Consolidated Financial Statements—(Continued)

Term loan agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (“Term Loan”) with Synovus Bank in the principal amount of $34.0 million. The Term Loan has a five-year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Term Loan by five consecutive one-year extensions. At September 23, 2016, the interest rate for the Term Loan was 2.02%.
At September 23, 2016 and December 25, 2015, the remaining balance of the Term Loan was $25.9 million and $27.6 million, respectively, of which $2.3 million is current and is included in Other current liabilities on our Consolidated Balance Sheets. The Term Loan has variable rate interest and approximates fair value as of September 23, 2016 and December 25, 2015.
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
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	September 23, 2016	December 25, 2015
Cash collateral held by workers' compensation insurance carriers	$26,532	$23,133
Cash and cash equivalents held in Trust	21,101	26,046
Investments held in Trust	148,811	126,788
Letters of credit (1)	4,520	4,520
Surety bonds (2)	19,327	17,946
Total collateral commitments	$220,291	$198,433

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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
Our 2016 Omnibus Incentive Plan, effective May 11, 2016 (“Incentive Plan"), provides for the issuance or delivery of up to 1.54 million shares of our common stock over the full term of the Incentive Plan.

Page - 19

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

Restricted and unrestricted stock awards and performance share units activity for the thirty-nine weeks ended September 23, 2016, was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,218	$22.63
Granted	577	$21.58
Vested	(473)	$20.75
Forfeited	(87)	$21.42
Non-vested at the end of the period	1,235	$22.84
As of September 23, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $11.4 million, which is estimated to be recognized over a weighted average period of 1.6 years. As of September 23, 2016, total unrecognized stock-based compensation expense related to performance share units was approximately $3.4 million, which is estimated to be recognized over a weighted average period of 1.8 years.
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

During the thirty-nine weeks ended September 23, 2016 and September 25, 2015, participants purchased approximately 65,000 and 49,000 shares from the plan, for cash proceeds of $1.2 million and $1.0 million, respectively.
Stock-based compensation expense
Total stock-based compensation expense, which is included in Selling, general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Income (Loss), was $1.4 million and $2.5 million for the thirteen weeks ended September 23, 2016 and September 25, 2015, respectively, and $7.4 million and $8.3 million for the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively.

NOTE 11:	DEFINED CONTRIBUTION PLANS

We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $17.2 million and $12.9 million as of September 23, 2016 and December 25, 2015, respectively. The current and non-current portion of the deferred compensation liability is included in Other current liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheets, and is largely offset by restricted investments recorded in Restricted cash and investments on our Consolidated Balance Sheets.

Page - 20

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

Our effective tax rate for the thirty-nine weeks ended September 23, 2016 was 22.9%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 22.9% results from non-deductible goodwill impairment and the estimated 2016 federal Work Opportunity Tax Credit ("WOTC"). In December of 2015, WOTC was restored through 2019 as a result of the Protecting Americans from Tax Hikes Act of 2015. We recognized $5.6 million of discrete tax benefits from prior year WOTC. We also recognized $17.7 million of discrete tax detriment from non-deductible goodwill impairment. Other differences between the statutory federal income tax rate of 35.0% and our effective tax rate of 22.9% result from state and foreign income taxes and certain non-deductible expenses.

Our effective tax rate on earnings for the thirty-nine weeks ended September 25, 2015, was 32.2%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate of 32.2% results from estimated WOTC earned in 2015 from 2014 hires. WOTC had expired for 2015 hires. We also recognized $3.7 million of discrete tax benefits from prior year WOTC and California Enterprise Zone tax credits. Other differences between the statutory federal income tax rate of 35.0% result from state and foreign income taxes and certain non-deductible expenses.
As of September 23, 2016 and December 25, 2015, we had gross unrecognized tax benefits of $2.2 million recorded in accordance with current accounting guidance on uncertain tax positions.

NOTE 13:	NET INCOME (LOSS) PER SHARE

Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net income (loss)	$23,429	$20,090	$(33,338)	$43,079

Weighted average number of common shares used in basic net income (loss) per common share	41,762	41,296	41,651	41,189
Dilutive effect of non-vested restricted stock	294	324	—	357
Weighted average number of common shares used in diluted net income (loss) per common share	42,056	41,620	41,651	41,546
Net income (loss) per common share:
Basic	$0.56	$0.49	$(0.80)	$1.05
Diluted	$0.56	$0.48	$(0.80)	$1.04

Anti-dilutive shares	302	91	521	227
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

Page - 21

Notes to Consolidated Financial Statements—(Continued)

Anti-dilutive shares primarily include non-vested restricted stock, and performance share units for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented.

NOTE 14:	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is reflected as a net decrease to shareholders’ equity. Changes in the balance of each component of accumulated other comprehensive loss during the thirty-nine weeks ended September 23, 2016 were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments (1)	Total other comprehensive income (loss), net of tax
Balance at beginning of period	$(13,514)	$(499)	$(14,013)
Current-period other comprehensive income	3,341	946	4,287
Balance at end of period	$(10,173)	$447	$(9,726)

(1)
Consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities. The tax impact on unrealized gain on available-for-sale securities was de minimis for the thirty-nine weeks ended September 23, 2016.

There were no material reclassifications out of accumulated other comprehensive loss during the thirty-nine weeks ended September 23, 2016.

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Thirty-nine weeks ended
	September 23, 2016	September 25, 2015
Cash paid during the period for:
Interest	$3,071	$2,651
Income taxes	$8,801	$16,401
As of September 23, 2016 and September 25, 2015, we had acquired $2.2 million and $0.2 million, respectively, of property and equipment on account that was not yet paid. We finalized our fair value assessment of our acquisition of SIMOS and have recorded net year-to-date non-cash adjustments to the preliminary SIMOS purchase accounting of $3.8 million, with corresponding adjustments to goodwill. These are considered non-cash investing items.

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

Page - 22

Notes to Consolidated Financial Statements—(Continued)

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

Our Managed Services segment provides high-volume permanent employee recruitment process outsourcing and management of outsourced labor service providers through the following service lines:

•	PeopleScout: Outsourced recruitment of permanent employees on behalf of clients; and

•	Staff Management | SMX (MSP): Management of multiple third party staffing vendors on behalf of clients.

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

Revenue from services and income from operations associated with our segments were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Revenue from services
Staffing Services	$652,617	$656,619	$1,880,730	$1,807,434
Managed Services	44,480	27,299	134,959	77,513
Total Company	$697,097	$683,918	$2,015,689	$1,884,947

Income (loss) from operations
Staffing Services	$38,720	$50,290	$8,472	$113,353
Managed Services	9,260	3,175	15,155	10,979
Depreciation and amortization	(11,690)	(10,498)	(34,673)	(31,415)
Corporate unallocated	(8,539)	(9,715)	(29,430)	(28,232)
Total Company	27,751	33,252	(40,476)	64,685
Interest and other expense, net	(867)	(366)	(2,773)	(1,102)
Income (loss) before tax expense	$26,884	$32,886	$(43,249)	$63,583

In the second quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our PeopleScout and hrX service lines. As a result, we have combined these service lines and they no longer represent separate operating units. At the end of the third quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our Labor Ready, Spartan Staffing, and CLP Resources service lines. The combined service lines were re-branded as PeopleReady. As a result, we have combined these service lines and they no longer represent separate operating units.

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

OVERVIEW

TrueBlue, Inc. (the "Company," “TrueBlue,” “we,” “us,” and “our”) is a leading provider of specialized workforce solutions helping clients improve growth and performance by providing staffing, recruitment process outsourcing, and managed service provider solutions. Our workforce solutions meet clients' needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help approximately 130,000 businesses be more productive and we connect approximately 840,000 people to work each year. We are headquartered in Tacoma, Washington.
Revenue grew to $697.1 million for the thirteen weeks ended September 23, 2016, a 1.9% increase compared to the same period in the prior year, primarily due to the following:

•
Effective December 1, 2015, we acquired SIMOS Insourcing Solutions (“SIMOS”), a leading provider of on-premise workforce management solutions. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for online commerce and supply chain solutions. SIMOS expands our existing services for on-premise staffing and management of a facility's contingent workforce. SIMOS contributed $39.6 million in revenue, or 5.8% of our revenue growth for the thirteen weeks ended September 23, 2016.

•
Effective January 4, 2016, we acquired the recruitment process outsourcing ("RPO") business of Aon Hewitt, a leading provider of RPO services. The acquired operations expand and complement our PeopleScout services and will be fully integrated with this service line in 2016. The RPO business of Aon Hewitt contributed $15.9 million in revenue, or 2.3% of our revenue growth for the thirteen weeks ended September 23, 2016.

•
Excluding revenue from acquisitions, organic revenue declined by approximately 6.2% for the thirteen weeks ended September 23, 2016, as compared to the prior year. The decline in organic revenue was primarily due to Amazon, our largest customer, substantially in-sourcing the recruitment and management of contingent labor for its warehouse fulfillment centers and distribution sites in the United States. Excluding this customer, organic revenue declined by 3.0%.

•
Revenue trends further softened throughout the current quarter and continue to be mixed across geographies and industries. Modest revenue growth for our small to medium-sized customers was offset by declining revenue trends for our larger national customers. Growth in residential construction and hospitality industries was more than offset by declines in retail, transportation, manufacturing, and service-based industries.

Page - 24

Gross profit as a percentage of revenue for the thirteen weeks ended September 23, 2016, was 25.6% compared to 24.7% for the same period in the prior year. The increase of 0.9% was due to the impact of the acquired SIMOS and Aon Hewitt RPO businesses of 0.4%, which carried higher gross margins in comparison to our blended company average, and the positive impact of a revenue mix change of 0.5%. We continue to experience resistance from our customers to accept price increases caused by increasing minimum wages and benefits in a sluggish economy and higher contingent worker wages in a tightening labor market. However, these costs have largely been passed through in higher bill rates.

Selling, general and administrative ("SG&A") expenses increased by $9.6 million to $134.7 million for the thirteen weeks ended September 23, 2016, compared to the same period in 2015. The increase includes expenses related to the acquired operations of SIMOS and the RPO business of Aon Hewitt of approximately $10.4 million, as well as incremental integration costs of $1.4 million to fully integrate the RPO business of Aon Hewitt into the PeopleScout service line in the current year. SIMOS was acquired effective December 1, 2015 and the RPO business of Aon Hewitt was acquired effective January 4, 2016. Excluding the impact of these acquisitions, SG&A expenses decreased by $2.2 million. The decrease included approximately $3.4 million in costs incurred to exit the delivery business of Amazon and certain other realignment costs.
SG&A expenses as a percentage of revenue increased to 19.3% for the thirteen weeks ended September 23, 2016, from 18.3% for the same period in 2015. Excluding the 0.2% of cost related to the integration of the RPO business of Aon Hewitt and 0.5% of cost incurred to exit the delivery business of Amazon and certain other realignment costs, SG&A expenses as a percentage of revenue increased to 18.6%. The organic revenue decline slightly outpaced the decline in operating expenses. With the current year slowdown in growth, we put in place cost control programs in the first quarter of 2016 and expanded those programs in subsequent quarters. We have reduced costs in line with our plans. We will continue to closely monitor and manage our SG&A costs in the current environment.

Income from operations was $27.8 million for the thirteen weeks ended September 23, 2016, compared to income from operations of $33.3 million for the same period in 2015. Included in the operating results for the thirteen weeks ended September 23, 2016 is a non-cash intangible trade name impairment charge to operating expense of $4.3 million. The impairment was driven by a change to our branding in connection with the consolidation of our retail branch network under a common brand name. Excluding the impairment charge, net income from operations was $32.1 million, or 4.6% as a percent of revenue for the thirteen weeks ended September 23, 2016, compared to 4.9% for the same period in 2015. Income from operations included incremental integration costs of $1.4 million to fully integrate the RPO business of Aon Hewitt into the PeopleScout service line in the current year, as well as approximately $3.4 million in costs incurred to exit the delivery business of Amazon and certain other realignment costs. Excluding these costs, income from operations was $36.9 million, or 5.3% as a percent of revenue for the thirteen weeks ended September 23, 2016.
Our effective tax rate on earnings for the thirteen weeks ended September 23, 2016 was 12.9% as compared to 38.9% for the same period in 2015. A significant driver of fluctuations in our effective income tax rate is the Work Opportunity Tax Credit (“WOTC”) program. WOTC is designed to encourage employers to hire workers from certain disadvantaged targeted categories with higher unemployment rates and reduce our income taxes. WOTC had not been renewed for 2015 hires as of the third quarter of the prior year. WOTC was restored retroactively to January 1, 2015 and through December 31, 2019, as a result of the Protecting Americans from Tax Hikes Act of 2015 signed into law on December 18, 2015.
Net income was $23.4 million, or $0.56 per diluted share for the thirteen weeks ended September 23, 2016, compared to $20.1 million, or $0.48 per diluted share for the same period in 2015.

We believe we are taking the right steps to preserve our operating margin and produce long-term growth for shareholders. We also believe we are in a strong position financially to fund working capital needs for growth opportunities. As of September 23, 2016, we had cash and cash equivalents of $24.8 million and $154.6 million available under the Revolving Credit Facility.

Page - 25

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Thirteen weeks ended				Thirty-nine weeks ended
	September 23, 2016	% of revenue	September 25, 2015	% of revenue	September 23, 2016	% of revenue	September 25, 2015	% of revenue
Revenue from services	$697,097		$683,918		$2,015,689		$1,884,947
Total revenue growth %	1.9%		8.0%		6.9%		27.1%

Gross profit	$178,395	25.6%	$168,867	24.7%	$498,831	24.7%	$450,669	23.9%
Selling, general and administrative expenses	134,679	19.3%	125,117	18.3%	401,090	19.9%	354,569	18.8%
Depreciation and amortization	11,690	1.7%	10,498	1.5%	34,673	1.7%	31,415	1.7%
Goodwill and intangible asset impairment charge	4,275	0.6%	—		103,544	5.1%	—
Income (loss) from operations	27,751	4.0%	33,252	4.9%	(40,476)	(2.0)%	64,685	3.4%
Interest and other expense, net	(867)		(366)		(2,773)		(1,102)
Income (loss) before tax expense	26,884		32,886		(43,249)		63,583
Income tax expense (benefit)	3,455		12,796		(9,911)		20,504
Net income (loss)	$23,429	3.4%	$20,090	2.9%	$(33,338)	(1.7)%	$43,079	2.3%
Net income (loss) per diluted share	$0.56		$0.48		$(0.80)		$1.04

Effective December 1, 2015, we acquired SIMOS, a leading provider of on-premise workforce management solutions. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for online commerce and supply chain solutions. SIMOS will expand our existing services for on-premise staffing and management of a facility's contingent workforce. Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, a leading provider of RPO services. The acquired operations expand and complement our PeopleScout services and will be fully integrated with this service line in 2016. Our year-over-year trends for the thirteen and thirty-nine weeks ended September 23, 2016, compared to the same periods in the prior year, are significantly impacted by the acquisitions of SIMOS and the RPO business of Aon Hewitt.
Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Revenue from services	$697,097	$683,918	$2,015,689	$1,884,947
Total revenue growth %	1.9%	8.0%	6.9%	27.1%
Thirteen weeks ended September 23, 2016
Revenue grew to $697.1 million for the thirteen weeks ended September 23, 2016, a 1.9% increase compared to the same period in the prior year, primarily due to the following:

•
The acquisitions of SIMOS contributed $39.6 million in revenue, or 5.8% of revenue growth and the acquisition of the RPO business of Aon Hewitt contributed $15.9 million in revenue, or 2.3% of our revenue growth for the thirteen weeks ended September 23, 2016.

•
Excluding revenue from acquisitions, organic revenue declined by approximately 6.2% for the thirteen weeks ended September 23, 2016, as compared to the prior year. The decline in organic revenue was primarily due to Amazon, our largest customer, substantially in-sourcing its recruitment and management of contingent labor for its warehouse fulfillment centers and distribution sites in the United States. Excluding this customer, organic revenue declined by 3.0%.

Page - 26

•
Revenue trends further softened throughout the current quarter and continue to be mixed across geographies and industries. Modest revenue growth for our small to medium-sized customers was offset by declining revenue trends for our larger national customers. Growth in residential construction and hospitality industries was more than offset by declines in retail, transportation, manufacturing, and service-based industries.

Thirty-nine weeks ended September 23, 2016
Revenue grew to $2,015.7 million for the thirty-nine weeks ended September 23, 2016, a 6.9% increase compared to the same period in the prior year primarily due to the acquisitions of SIMOS and the RPO business of Aon Hewitt. SIMOS contributed $112.5 million in revenue, or 6.0% of our revenue growth and the RPO business of Aon Hewitt contributed $49.4 million in revenue, or 2.6% of our revenue growth for the thirty-nine weeks ended September 23, 2016.

Excluding revenue from acquisitions, organic revenue declined by approximately 1.7% for the thirty-nine weeks ended September 23, 2016, as compared to the prior year. This was especially pronounced for our large national customers. Our largest customer, Amazon is reducing its use of contingent labor for its warehouse fulfillment centers and distribution sites throughout the United States and is substantially in-sourcing its recruitment and management of contingent labor for its warehousing and distribution. Organic revenue growth excluding Amazon increased by approximately 0.7%.

Revenue trends were mixed across geographies and industries. The decline in organic revenue growth from our national customers was partially offset by stronger growth for our small to medium sized customers. Growth in residential construction and hospitality industries was more than offset by declines in retail, transportation, manufacturing, and service-based industries. Caution over the sluggish economy persists across many of the industries we serve.
Gross profit
Gross profit was as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Gross profit	$178,395	$168,867	$498,831	$450,669
Percentage of revenue	25.6%	24.7%	24.7%	23.9%

Gross profit represents revenue from services less direct costs of services, which consist of payroll, payroll taxes, workers' compensation costs, and reimbursable costs.
Thirteen weeks ended September 23, 2016
Gross profit as a percentage of revenue for the thirteen weeks ended September 23, 2016, was 25.6% compared to 24.7% for the same period in the prior year. The increase of 0.9% was due to the impact of the acquired SIMOS and Aon Hewitt RPO businesses of 0.4%, which carried higher gross margins in comparison to our blended company average, and the positive impact of a revenue mix change of 0.5%. We continue to experience resistance from our customers to accept price increases caused by increasing minimum wages and benefits in a sluggish economy and higher contingent worker wages in a tightening labor market. However, these costs have largely been passed through in higher bill rates.
Thirty-nine weeks ended September 23, 2016
Gross profit as a percentage of revenue for the thirty-nine weeks ended September 23, 2016, was 24.7% compared to 23.9% for the same period in the prior year. The increase of 0.8% was primarily due to the impact of the acquired SIMOS and Aon Hewitt RPO businesses of 0.7%, which carried higher gross margins than our blended company average, as well as the positive impact of a revenue mix change, offset by gross margin compression due to resistance from our customers to accept price increases for increasing minimum wages and benefits in a sluggish economy and higher contingent worker wages in a tightening labor market. Through disciplined pricing we have made continuous progress throughout the current year in reducing gross margin compression and passing these costs through in higher bill rates.
Workers’ compensation expense as a percentage of revenue was 3.6% for the thirty-nine weeks ended September 23, 2016 compared to 3.7% for the same period in the prior year. Our efforts to actively manage the safety of our temporary workers with our safety programs and control increasing costs with our network of workers' compensation service providers have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers' compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.

Page - 27

However, in line with our expectations, we are experiencing diminishing favorable adjustments to our workers' compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses were as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Selling, general and administrative expenses	$134,679	$125,117	$401,090	$354,569
Percentage of revenue	19.3%	18.3%	19.9%	18.8%

Thirteen weeks ended September 23, 2016

SG&A expenses increased by $9.6 million to $134.7 million for the thirteen weeks ended September 23, 2016, compared to the same period in 2015. The increase includes expenses related to the acquired operations of SIMOS and the RPO business of Aon Hewitt of approximately $10.4 million as well as incremental integration costs of $1.4 million to fully integrate the RPO business of Aon Hewitt into the PeopleScout service line in the current year. Excluding the impact of these acquisitions, SG&A expenses decreased by $2.2 million. The decrease includes $3.4 million in costs incurred to exit the delivery business of Amazon and certain other realignment costs.

SG&A expenses as a percentage of revenue increased to 19.3% for the thirteen weeks ended September 23, 2016, from 18.3% for the same period in 2015. Excluding the 0.2% of cost related to the integration of the RPO business of Aon Hewitt and 0.5% of cost incurred to exit the delivery business of Amazon and certain other realignment costs, SG&A expenses as a percentage of revenue increased to 18.6%. The organic revenue decline slightly outpaced the decline in operating expenses. With the current year slowdown in growth, we put in place cost control programs in prior quarters. We have reduced costs in line with our plans. We will continue to closely monitor and manage our SG&A costs in the current environment.

Thirty-nine weeks ended September 23, 2016

SG&A expenses increased by $46.5 million to $401.1 million for the thirty-nine weeks ended September 23, 2016, compared to the same period in 2015. The increase includes expenses related to the acquired operations of SIMOS and the RPO business of Aon Hewitt of approximately $29.7 million, as well as an increase in acquisition and integration costs of approximately $1.0 million. Excluding the impact of these acquisitions, SG&A expenses increased by $15.8 million. The increase includes $3.4 million in costs incurred to exit the delivery business of Amazon and certain other realignment costs. The remaining increase of approximately $12.4 million was due primarily to investments made in selling and recruiting resources for our blue-collar staffing services in the prior year to fuel continued growth. With the current year slowdown in growth, these investments were curtailed and cost control programs commenced in the first quarter of 2016 and expanded in subsequent quarters to reduce costs. We have reduced SG&A costs in line with our plans. We will continue to closely monitor and manage our SG&A costs in the current environment of sluggish revenue growth.

SG&A expenses as a percentage of revenue increased to 19.9% for the thirty-nine weeks ended September 23, 2016 from 18.8% for the same period in 2015. The cost control programs which commenced in the first quarter and expanded in subsequent quarters have progressively reduced SG&A expenses as a percent of sales throughout the period. However, continued organic revenue declines outpaced the decline in operating expenses.
Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Depreciation and amortization	$11,690	$10,498	$34,673	$31,415
Percentage of revenue	1.7%	1.5%	1.7%	1.7%

Page - 28

Depreciation and amortization increased $1.2 million to $11.7 million for the thirteen weeks ended September 23, 2016, and $3.3 million to $34.7 million for the thirty-nine weeks ended September 23, 2016, primarily due to the amortization of acquired finite-lived intangible assets in connection with the acquisition of SIMOS, which was acquired effective December 1, 2015, and the RPO business of Aon Hewitt, which was acquired effective January 4, 2016. We continue to make investments in common systems for our retail branch network service lines which are being consolidated as well as other projects that are primarily designed to further digitize our business and improve our efficiency and effectiveness in recruiting, retaining our temporary workers, and attracting and retaining our customers.
Goodwill and intangible asset impairment charge
Goodwill and intangible asset impairment charge were as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Goodwill and intangible asset impairment charge	$4,275	$—	$103,544	$—
Percentage of revenue	0.6%		5.1%

Goodwill and intangible asset impairment charge of $4.3 million for the thirteen weeks ended September 23, 2016 is a non-cash intangible trade name impairment charge driven by a change to our branding in connection with the consolidation of our retail branch network service lines of Labor Ready, Spartan Staffing and CLP Resources under the PeopleReady brand name. Goodwill and intangible asset impairment charge for the thirty-nine weeks ended September 23, 2016, further includes a non-cash goodwill and intangible asset impairment charge of $99.3 million recognized in the second quarter of 2016. See Summary of Critical Accounting Estimates for further discussion.

A summary of the goodwill and intangible asset impairment charges by service line are as follows (in thousands):

	Customer relationships	Trade name/trademarks	Goodwill	Total
Staff Management | SMX	$28,900	$4,500	$33,700	$67,100
PlaneTechs	—	—	17,000	17,000
hrX	—	—	15,169	15,169
Spartan Staffing and CLP Resources	—	4,275	—	4,275
Total non-cash impairment charges	$28,900	$8,775	$65,869	$103,544
Income taxes
The income tax expense (benefit) and the effective income tax rate were as follows (in thousands, except percentages):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Income tax expense (benefit)	$3,455	$12,796	$(9,911)	$20,504
Effective income tax rate	12.9%	38.9%	22.9%	32.2%

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

Page - 29

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

Our effective tax rate for the thirty-nine weeks ended September 23, 2016 was 22.9%, which includes a goodwill and intangible asset impairment charge. Excluding this impairment charge, our effective tax rate would have been 17.4%, as compared to 32.2% for the same period in 2015, primarily because WOTC was restored. WOTC was retroactively restored from January 1, 2015 through December 31, 2019 as a result of the Protecting Americans from Tax Hikes Act of 2015, signed into law on December 18, 2015. We recognized discrete tax benefits from prior year hiring credits of $5.6 million, compared to $3.7 million for the same period in the prior year.

Changes to our effective tax rate as a result of hiring credits were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Effective income tax rate without hiring credits or goodwill impairment	39.0%	40.9%	41.3%	40.1%
Hiring credits estimate from current year wages	(14.0)	(2.0)	(14.0)	(2.0)
Effective income tax rate before prior year adjustments	25.0	38.9	27.3	38.1
Additional hiring credits from prior year wages	(12.1)	—	(9.9)	(5.9)
Goodwill impairment impact	—	—	5.5	—
Effective income tax rate with hiring credits	12.9%	38.9%	22.9%	32.2%

Segment results

Our service lines are our operating segments. Effective December 1, 2015, we acquired SIMOS, a leading provider of on-premise workforce management solutions. SIMOS will expand our existing services for on-premise staffing and management of a facility's contingent workforce. Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, a leading provider of recruitment process outsourcing services. The acquired operations expand and complement our PeopleScout services and will be fully integrated with this service line in 2016.

In the second quarter of fiscal 2016, we finalized changes to the organizational and reporting structure of our PeopleScout and hrX service lines. As a result, we combined these service lines under the trade name PeopleScout, which is part of our Managed Services reportable segment, and no longer report them as separate reporting units. Additionally, we are transitioning the organizational and reporting structure as we consolidate our Labor Ready, Spartan Staffing, and CLP Resources retail branch network service lines for blue collar contingent labor into one service line with common leadership, sales, recruiting, service and systems. The consolidated service line has been re-branded as PeopleReady, which remains part of our Staffing Services reportable segment. See Note 16: Segment Information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our service lines and reportable segments.

Page - 30

Revenue from services and income from operations associated with our segments were as follows (in thousands, except percentages):

	Thirteen weeks ended				Thirty-nine weeks ended
	September 23, 2016		September 25, 2015		September 23, 2016		September 25, 2015
Revenue from services		Revenue growth %		Revenue growth %		Revenue growth %		Revenue growth %
Staffing Services	$652,617	(0.6)%	$656,619	7.9%	$1,880,730	4.1%	$1,807,434	24.0%
Managed Services	44,480	62.9%	27,299	10.0%	134,959	74.1%	77,513	212.3%
Total Company	$697,097	1.9%	$683,918	8.0%	$2,015,689	6.9%	$1,884,947	27.1%

Income (loss) from operations		% of revenue		% of revenue		% of revenue		% of revenue
Staffing Services	$38,720	5.9%	$50,290	7.7%	$8,472	0.5%	$113,353	6.3%
Managed Services	9,260	20.8%	3,175	11.6%	15,155	11.2%	10,979	14.2%
Depreciation and amortization	(11,690)		(10,498)		(34,673)		(31,415)
Corporate unallocated	(8,539)		(9,715)		(29,430)		(28,232)
Total Company	27,751	4.0%	33,252	4.9%	(40,476)	(2.0)%	64,685	3.4%
Interest and other expense, net	(867)		(366)		(2,773)		(1,102)
Income (loss) before tax expense	$26,884		$32,886		$(43,249)		$63,583

Revenue from services

Staffing Services Revenue

The following table reconciles Staffing Services segment revenues to changes in organic revenue (in thousands, except percentages):

	Thirteen weeks ended					Thirty-nine weeks ended
	September 23, 2016			September 25, 2015		September 23, 2016			September 25, 2015
	Revenue from services	% of Total	% Change	Revenue from services	% of Total	Revenue from services	% of Total	% Change	Revenue from services	% of Total
Staffing Services Revenue	$652,617	100.0%	(0.6)%	$656,619	100.0%	$1,880,730	100.0%	4.1%	$1,807,434	100.0%
SIMOS Revenue	39,610	6.1%	6.0%	—	—%	112,543	6.0%	6.3%	—	—%
Organic Revenue	$613,007	93.9%	(6.6)%	$656,619	100.0%	$1,768,187	94.0%	(2.2)%	$1,807,434	100.0%

Staffing Services revenue declined for the thirteen weeks ended September 23, 2016 and grew for the thirty-nine weeks ended September 23, 2016. Staffing Services revenue was impacted by the SIMOS acquisition, which contributed 6.0% and 6.3% to our change in revenue for the thirteen and thirty-nine weeks ended September 23, 2016, respectively.

Excluding the SIMOS acquisition, organic revenue declined by 6.6% and 2.2% for the thirteen and thirty-nine weeks ended September 23, 2016, respectively, as compared to the respective prior year periods. The decline in organic revenue was primarily due to Amazon, our largest customer. Amazon is reducing its use of contingent labor for its warehouse fulfillment centers and distribution sites throughout the United States and is substantially in-sourcing its recruitment and management of contingent labor for its warehousing and distribution. Organic revenue growth, excluding Amazon, declined by approximately 3.3% for the thirteen weeks ended September 23, 2016, and increased by 0.2% for the thirty-nine weeks ended September 23, 2016, as compared to the respective prior year periods.

Revenue trends further softened throughout the current quarter and continue to be mixed across all the geographies and industries we serve. Modest revenue growth for our small to medium-sized customers was offset by declining revenue trends for our larger national customers. Growth in residential construction and hospitality industries was more than offset by declines in retail, transportation, manufacturing, and service-based industries.

Page - 31

Managed Services Revenue

The following table reconciles Managed Services segment revenues to changes in organic revenue (in thousands):

	Thirteen weeks ended					Thirty-nine weeks ended
	September 23, 2016			September 25, 2015		September 23, 2016			September 25, 2015
	Revenue from services	% of Total	% Change	Revenue from services	% of Total	Revenue from services	% of Total	% Change	Revenue from services	% of Total
Managed Services	$44,480	100.0%	62.9%	$27,299	100.0%	$134,959	100.0%	74.1%	$77,513	100.0%
RPO business of Aon Hewitt	15,863	35.7%	58.1%	—	—%	49,410	36.6%	63.7%	—	—%
Organic Revenue	$28,617	64.3%	4.8%	$27,299	100.0%	$85,549	63.4%	10.4%	$77,513	100.0%

Managed Services revenue growth was primarily due to the acquisition of the RPO business of Aon Hewitt on January 4, 2016, which contributed 58.1% and 63.7% of our revenue growth for the thirteen and thirty-nine weeks ended September 23, 2016, respectively.

Excluding the acquisition of the RPO business of Aon Hewitt, organic revenue grew by 4.8% and 10.4% for the thirteen and thirty-nine weeks ended September 23, 2016, respectively, as compared to the respective prior year periods. The organic revenue growth was driven primarily by winning new customers from our pipeline. Our pipeline of opportunities remains strong. Revenue growth from new customers was partially offset by softening demand from existing customers and their caution around increasing permanent employees in a sluggish economy.

Income from Operations

Staffing Services Income from Operations

The following table presents our Staffing Services segment operating income with and without acquisition and goodwill and intangible asset impairment charges for ease of comparability as follows (in thousands):

	Thirteen weeks ended				Thirty-nine weeks ended
	September 23, 2016			September 25, 2015	September 23, 2016			September 25, 2015
	Income from operations	% of revenue	% Change	Income from operations	Income from operations	% of revenue	% Change	Income from operations
Staffing Services	$38,720	5.9%	(23.0)%	$50,290	$8,472	0.5%	(92.5)%	$113,353
Goodwill and intangible asset impairment charge	4,275	0.7%		—	88,375	4.7%		—
Staffing Services excluding impairment charge	42,995	6.6%	(14.5)%	50,290	96,847	5.1%	(14.6)%	$113,353

Thirteen weeks ended September 23, 2016

Staffing Services income from operations declined to $38.7 million, or 5.9% of revenue for the thirteen weeks ended September 23, 2016 from $50.3 million, or 7.7% of revenue for the comparable prior year period. Income from operations included a non-cash goodwill and intangible asset impairment charge of $4.3 million for the thirteen weeks ended September 23, 2016 for the write down of trade names, which was driven by a change to our branding in connection with the consolidation of our retail branch network under a common brand name.
Excluding the impairment charge, income from operations declined to 6.6% of revenue for the thirteen weeks ended September 23, 2016 compared to 7.7% of revenue for the comparable prior year period. In addition, income from operations included approximately $3.4 million in costs incurred to exit the delivery business of Amazon and certain other realignment costs. Excluding these costs, income from operations was 7.1% as a percent of revenue for the thirteen weeks ended September 23, 2016. With the current year slowdown in growth, we put in place cost control programs in prior quarters. We have reduced costs in line with our plans. However, continued organic revenue declines outpaced the decline in operating expenses. We will continue to closely monitor and manage our SG&A costs in the current environment to preserve operating income margin.

Thirty-nine weeks ended September 23, 2016

Staffing Services income from operations of $8.5 million, or 0.5% of revenue for the thirty nine weeks ended September 23, 2016 from $113.4 million, or 6.3% of revenue for the comparable prior year period. Income from operations included a non-cash goodwill

Page - 32

and intangible asset impairment charge of $88.4 million for the thirty-nine weeks ended September 23, 2016. The goodwill and intangible asset impairment charge in connection with our annual impairment test, was primarily driven by a change in the scope of services with Amazon reported in April 2016, for our Staff Management | SMX service line, as well as other changes in our future outlook, which reflect recent economic and industry conditions for our PlaneTechs service line. See Summary of Critical Accounting Estimates for further discussion.

Excluding the goodwill and intangible asset impairment charge, income from operations declined to 5.1% of revenue for the thirty-nine weeks ended September 23, 2016 compared to 6.3% for the comparable prior year period. With the current year slowdown in revenue growth we curtailed investments made in selling and recruiting resources for our blue-collar staffing services in the prior year to fuel continued revenue growth experienced in the prior year. In addition, cost control programs commenced in the first quarter and expanded in subsequent quarters. We have reduced SG&A costs in line with our plans and have generated progressively improving operating income margins during the course of the year. We will continue to closely monitor and manage our SG&A costs in the current environment of sluggish revenue growth.

Managed Services Income from Operations

The following table presents our Managed Services segment operating income with and without goodwill and intangible asset impairment for ease of comparability as follows (in thousands):

	Thirteen weeks ended				Thirty-nine weeks ended
	September 23, 2016			September 25, 2015	September 23, 2016			September 25, 2015
	Income from operations	% of revenue	% Change	Income from operations	Income from operations	% of revenue	% Change	Income from operations
Managed Services	$9,260	20.8%	191.7%	$3,175	$15,155	11.2%	38.0%	$10,979
Goodwill impairment charge	—			—	15,169	11.2%		—
Managed services excluding impairment charge	$9,260	20.8%	191.7%	$3,175	$30,324	22.5%	176.2%	$10,979
Managed Services income from operations of $15.2 million for the thirty-nine weeks ended September 23, 2016, is net of a non-cash goodwill impairment charge of $15.2 million recorded in operating expenses in our second fiscal quarter of 2016, in connection with our annual impairment test. The impairment was primarily driven by changes in our future outlook, which reflects recent economic and industry conditions for the hrX service line. See Summary of Critical Accounting Estimates for further discussion.
Excluding the goodwill impairment charge, the increase to income from operations is primarily due to the acquired RPO business of Aon Hewitt and organic revenue growth. The RPO business of Aon Hewitt has been substantially integrated with PeopleScout. The integration will be fully completed during 2016.

Future outlook
The following highlights represent our expectations regarding operating trends for the remainder of fiscal year 2016 and for fiscal 2017. These expectations are subject to revision as our business changes with the overall economy.

•
Our top priority remains to produce solid organic revenue and gross profit growth and leverage our cost structure to increase operating income as a percentage of revenue. However, growth slowed throughout fiscal 2016 in many of the geographies and industries we serve and gross margin, excluding the favorable impact of acquisitions and sales mix, has been under pressure. We expect further pressure on gross margin into fiscal 2017 with continued customer sensitivity to price increases for increasing minimum wages, benefits in a sluggish economy, and higher contingent worker wages in a tightening labor market. Through disciplined pricing we have made continuous progress throughout the current year to pass through higher costs needed to recruit candidates and regulatory costs. We have also implemented cost reduction programs in the first quarter, which we expanded during subsequent quarters to address revenue declines and preserve operating margin. However, we could see additional pressure on organic revenue trends and expect continued pressure on gross margin as customers look for cost reductions due to tepid economic conditions. We will continue to closely monitor and manage our costs.

•
In April 2016, we were notified by Amazon of its intent to reduce its use of contingent labor for its larger warehouse fulfillment centers in the United States and realign the use of its contingent labor vendors. In August 2016, we were further notified by Amazon that it will no longer be using our contingent labor services to help expand its delivery stations to distribute and deliver products directly to customers. As a result, we expect minimal, if any revenue activity in Q4 2016 and beyond for Amazon's delivery stations business. We plan to continue to service Amazon's Canadian fulfillment centers. Amazon is substantially in-sourcing its recruitment and management of contingent labor services for distribution. Amazon is our largest

Page - 33

customer and represented $354 million, or 13.1% of total company revenues for fiscal 2015 and $138 million, or 6.8% and $180 million, or 9.6% of total Company revenues for the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively. Management estimates revenues of approximately $30 million for the remainder of 2016.

•
The acquisition of SIMOS provides new capabilities that enhance the value proposition of the on-premise staffing business of our Staff Management service line. The SIMOS business model is based on a productivity-based pricing model where the customer outsources a complete work cell to SIMOS. Through a combination of process redesign and best practices, SIMOS is able to increase the efficiency of a customer's contingent workforce and align the cost of the workforce with the level of demand within a customer's business. We believe this adds an appealing solution to certain parts of our existing on-premise business as well as the broader marketplace. This acquisition is outperforming management's initial expectations.

•
PeopleScout is a recognized industry leader of RPO services, which are in the early stages of their adoption cycles. The acquisition of the RPO business of Aon Hewitt positions PeopleScout as the leading provider of RPO solutions and accelerates our global RPO strategy. The acquisition added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance. This acquisition is on-pace to exceed management's initial expectations. We expect continued growth with a differentiated service that leverages innovative technology for high-volume scalable sourcing and dedicated client service teams for connecting the best talent to work opportunity, reducing the cost of hiring, and delivering a better outcome for the customer.

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

•
We are transitioning our organizational and reporting structure as we consolidate our Labor Ready, Spartan Staffing, and CLP Resources retail branch network service lines for blue collar contingent labor into one service line with common leadership, sales, recruiting, service, and systems, which will be completed during 2017. The consolidated service line has been re-branded as PeopleReady. We believe this will significantly improve access for our customers in all geographies and industries to our general labor, semi-skilled and skilled contingent labor as well as access for our contingent workers to additional opportunities for work. We believe this will make it substantially easier for both our customers and workers to do business with us and enhance our growth.

•
The dynamics in the marketplace have been changing and businesses have come to expect our service capability to broaden in each and every brand. Customers want our services to deliver an increasingly wide range of talent. We’re streamlining our brands to ensure that our services expand to meet customer needs, our customers and the workforce we place and manage each day do not miss a beat, and our customers find it easier to do business with us and are ultimately able to rely on us for even more services.

•
Fiscal 2016 will include a 53rd week that will fall in the fourth quarter. The company's fiscal fourth quarter of 2016 will include a 14th week and the company plans to change its week-ending date from Friday to the following Sunday to better align its week-ending date with that of its customers. This will result in our year-end being the Sunday closest to December 31st every year, with our 2016 fiscal year-end occurring on January 1, 2017.

Page - 34

LIQUIDITY AND CAPITAL RESOURCES
The following discussion highlights our cash flow activities for the thirty-nine weeks ended September 23, 2016 and September 25, 2015.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 23, 2016	September 25, 2015
Net income (loss)	$(33,338)	$43,079
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	34,673	31,415
Goodwill and intangible asset impairment charge	103,544	—
Provision for doubtful accounts	6,361	4,483
Stock-based compensation	7,443	8,283
Deferred income taxes	(23,874)	(6,029)
Other operating activities	5,603	20
Changes in operating assets and liabilities:
Accounts receivable	102,722	(6,597)
Income tax receivable	4,018	9,673
Accounts payable and other accrued expenses	(3,764)	17,453
Accrued wages and benefits	(3,254)	10,315
Workers' compensation claims reserve	11,938	10,024
Other assets and liabilities	1,177	(1,802)
Net cash provided by operating activities	$213,249	$120,317
Net cash provided by operating activities was $213.2 million for the thirty-nine weeks ended September 23, 2016, compared to $120.3 million for the same period in 2015.

•
Net loss of $33.3 million for the thirty-nine weeks ended September 23, 2016, includes a non-cash goodwill and intangible asset impairment charge of $82.2 million, net of tax. Excluding this charge, net income would have been $48.9 million.

•
The goodwill and intangible asset impairment charge of $103.5 million was primarily driven by a change in the scope of services with Amazon of $67.1 million, as well as other changes in our future outlook reflecting recent economic and industry conditions of $32.2 million. See Summary of Critical Accounting Estimates for further discussion. In addition, it includes a $4.3 million trade name impairment charge in connection with the consolidation of our retail branch network under a common brand name.

•
Depreciation and amortization increased over 2015 to $34.7 million primarily due to the amortization of acquired finite-lived intangible assets in connection with the acquisitions of SIMOS and the RPO business of Aon Hewitt.

•	The change to deferred income taxes is due primarily to the goodwill and intangible asset impairment charge.

•	The change in accounts receivable is primarily driven by lower revenue growth, slower seasonable build, and improved collections, as compared to the prior year.

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

•
Accounts payable and other accrued expenses decreased primarily due to volume of activity from normal seasonal patterns and timing of payments. The decrease was significantly more than that of the comparable period in the prior year primarily due to a record peak in our normal seasonal patterns and accelerated vendor payments to facilitate the transition of the acquired Seaton operations in the fourth quarter of 2015.

Page - 35

•	Accrued wages and benefits decreased primarily due to reductions in the flex workforce to align with client volume changes.

•
Generally, our workers' compensation claims reserve for estimated claims increases as temporary labor services increase and decreases as temporary labor services decline. During the current period our workers' compensation claims reserve increased as the delivery of temporary labor services increased, and was partially offset by claim payments.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 23, 2016	September 25, 2015
Capital expenditures	$(17,766)	$(12,590)
Acquisition of businesses, net of cash acquired	(71,863)	—
Sales and maturities of marketable securities	—	1,500
Change in restricted cash and investments	(22,935)	(14,701)
Net cash used in investing activities	$(112,564)	$(25,791)
Cash flows used in investing activities were $112.6 million for the thirty-nine weeks ended September 23, 2016, compared to $25.8 million for the same period in 2015.

•	Cash used in investing activities of $71.9 million in 2016 was for the acquisition of the RPO business of Aon Hewitt, effective January 4, 2016.

•
The change in restricted cash and investments increased to $22.9 million. This increase was primarily due to an increase in collateral requirements paid to our workers' compensation insurance providers.

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Thirty-nine weeks ended
	September 23, 2016	September 25, 2015
Net proceeds from stock option exercises and employee stock purchase plans	$1,183	$1,164
Common stock repurchases for taxes upon vesting of restricted stock	(2,692)	(3,725)
Net change in revolving credit facility	(104,586)	(85,994)
Payments on debt and other liabilities	(1,700)	(1,700)
Other	20	1,134
Net cash used in financing activities	$(107,775)	$(89,121)
Cash flows used in financing activities were $107.8 million for the thirty-nine weeks ended September 23, 2016, compared to $89.1 million for the same period in 2015.

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

Future outlook

Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300.0 million expires on June 30, 2019. The Revolving Credit Facility is an asset backed facility, which is secured by a pledge of substantially all of the assets of TrueBlue, Inc. and material U.S.

Page - 36

domestic subsidiaries. The additional amount available to borrow at September 23, 2016, was $154.6 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

•	We had cash and cash equivalents of $24.8 million at September 23, 2016. We expect to continue to apply excess cash towards the outstanding balance on our Revolving Credit Facility.

•
The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At September 23, 2016, we had restricted cash and investments totaling $213.0 million.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources
Revolving Credit Facility
See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Revolving Credit Facility.
Restricted Cash and Investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At September 23, 2016, we had restricted cash and investments totaling $213.0 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust"). See Note 4: Restricted Cash and Investments, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Restricted Cash and Investments.
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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented (in thousands):

	September 23, 2016	December 25, 2015
Cash collateral held by workers' compensation insurance carriers	$26,532	$23,133
Cash and cash equivalents held in Trust	21,101	26,046
Investments held in Trust	148,811	126,788
Letters of credit (1)	4,520	4,520
Surety bonds (2)	19,327	17,946
Total collateral commitments	$220,291	$198,433

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers' compensation reserve

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented (in thousands):

	September 23, 2016	December 25, 2015
Total workers’ compensation reserve	$278,218	$266,280
Add back discount on workers' compensation reserve (1)	18,381	18,026
Less excess claims reserve (2)	(55,648)	(49,026)
Reimbursable payments to insurance provider (3)	5,188	10,610
Less portion of workers' compensation not requiring collateral (4)	(25,848)	(47,457)
Total collateral commitments	$220,291	$198,433

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. We discount our workers' compensation liability as we believe the estimated future cash outflows are readily determinable. The discounted workers’ compensation claims reserve was $278.2 million at September 23, 2016.
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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At September 23, 2016, the weighted average discount rate was 1.7%. The claim payments are made over an estimated weighted average period of approximately 5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 23, 2016, the weighted average rate was 2.1%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $55.6 million and $49.0 million as of September 23, 2016 and December 25, 2015, respectively.

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

Goodwill and indefinite-lived intangible assets

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our second fiscal quarter, and more frequently if an event occurs or circumstances change that would indicate impairment may exist. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, customer engagement, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. If necessary, we reassign goodwill using a relative fair value allocation approach. We test for goodwill impairment at the reporting unit level. We consider our service lines to be our reporting units for goodwill impairment testing. Our service lines are Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, Centerline, Staff Management | SMX, SIMOS, PeopleScout, hrX, and Staff Management (MSP). The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the

Page - 39

fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Annual Impairment Test

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. The fair value of each reporting unit is estimated using an income approach and applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent annual impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 12% to 17%. We also apply a market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. These combined fair values are reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation, resulting in a reasonable control premium. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater.

We performed our annual goodwill impairment analysis and recorded a goodwill impairment charge of $65.9 million with respect to the Staff Management | SMX, PlaneTechs, and hrX reporting units as follows:

•
Staff Management | SMX - The service line provides exclusive recruitment and on-premise management of a facility’s contingent workforce and represents approximately 28% of total annual company revenue for our fiscal year 2015. In April 2016, we were notified by our largest customer, Amazon, and reported in our first quarter Form 10-Q of fiscal 2016 its plans to reduce the use of contingent labor and realign its contingent labor vendors for warehousing. Amazon announced it would be reducing the use of our services for its warehouse fulfillment centers in the United States and focusing our services on its planned expansion of distribution service sites to a national network for delivery direct to the customer. Amazon represented approximately $354 million, or 13.1%, of total company revenues for the fiscal year ended December 25, 2015 and $106 million, or 8.0%, of total company revenues for the twenty-six weeks ended June 24, 2016, and $125 million, or 10.4%, for the comparable period in the prior year. We estimated that the change in scope of our services would decrease revenues for the remainder of 2016 by approximately $125 million, compared to the prior year. As a result, we lowered our future expectations, which triggered a goodwill impairment of $33.7 million.

•
PlaneTechs - This service line provides skilled mechanics and technicians primarily to the aviation industry representing approximately 3% of total annual company revenue for fiscal 2015. Year to date revenues have declined in excess of 30% compared to the prior year as significant projects have completed for a major aviation customer and their supply chain. There are no significant projects in the pipeline. PlaneTechs has been transitioning from providing services to one primary customer without offsetting growth in the broader aviation and transportation marketplace. As a result of significantly underperforming against current year expectations and increased future uncertainty, we lowered our future expectations, which triggered a goodwill impairment of $17.0 million.

•
hrX - This service line provides recruitment process outsourcing (“RPO”) services to the Australian market and sales of our internally developed applicant tracking software (“ATS”) representing on a combined basis less than 1% of total annual company revenue for fiscal 2015. Actual stand-alone ATS sales and service were $3.4 million for fiscal 2015 and have recently declined. ATS sales and prospects have underperformed against our expectations. As a result of under performing against our current year expectations and increased future uncertainty in customer demand, we lowered our future expectations, which triggered a goodwill impairment of $15.2 million.

Based on our annual goodwill impairment analysis we determined that SIMOS and PeopleScout were not substantially in excess of their respective carrying values.

Page - 40

The estimated fair value of the SIMOS reporting unit was in excess of its carrying value by approximately 9% as of the assessment date, which is primarily due to the proximity of the goodwill impairment assessment date to the recent acquisition date of SIMOS on December 1, 2015. The SIMOS reporting unit has goodwill of $34.5 million. A discount rate of 13% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 1%, or the forecasted revenue growth rate declines by approximately 3%, or gross margin as a percentage of revenue declines by approximately 1%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment. We will continue to monitor the operational performance of this newly acquired reporting unit as it relates to goodwill impairment.

The estimated fair value of the PeopleScout reporting unit was in excess of its carrying value by approximately 12% as of the assessment date. The PeopleScout reporting unit has goodwill of $103.6 million. A discount rate of 12% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 1%, or the forecasted revenue growth rate declines by approximately 2%, or gross margin as a percentage of revenue declines by approximately 1%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment. We will continue to monitor the operational performance of this newly acquired reporting unit as it relates to goodwill impairment.

In the second quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our PeopleScout and hrX service lines. As a result, we have combined these service lines and they no longer represent separate operating units.

Interim Impairment Test

In August 2016, we were notified by Amazon that it will no longer be using our contingent labor services to help expand its delivery stations to distribute and deliver its products directly to its customers. As a result, we expect minimal, if any, revenue activity in Q4 2016 and beyond for Amazon's delivery stations business. We plan to continue to service Amazon's Canadian fulfillment centers. The loss of providing contingent labor services to expand Amazon's delivery stations was deemed to be a triggering event for purposes of assessing goodwill and the customer relationship definite-lived intangible asset for impairment during the third quarter of 2016. Accordingly we performed a goodwill impairment test for our Staff Management | SMX reporting unit using a blended income and market approach. Considerable management judgment was necessary to determine key assumptions, including estimated future revenues and discount rate. We estimated future Amazon revenues of approximately $30 million for 2017 and modest growth rates thereafter. We used a higher discount rate of 25% for Amazon due to the uncertainties associated with this customer which resulted in a blended discount rate of 15% for Staff Management | SMX.

Determining the fair value of our Staff Management | SMX reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of recent changes. The fair value of this reporting unit is estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis required significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of this reporting unit.

The estimated fair value of our Staff Management | SMX reporting unit was in excess of its carrying value by 20%. This reporting unit also continues to include limited services to Amazon. As such, we believe this reporting unit carries more risk of future impairment when compared to our other reporting units. In the event the forecasted gross margin as a percentage of revenue declines by less than 1% or the discount rate increases by approximately 6%, the carrying value of our Staff Management | SMX reporting unit would exceed its fair value. In that event, we would be required to measure for possible goodwill impairment. Should Amazon discontinue the use of our services entirely and the rest of Staff Management | SMX continues to perform in line with management's current expectations and valuation assumptions, this would not result in a goodwill impairment, however it would reduce the excess estimated fair value of this reporting unit over its carrying value to be less than 20%. The Staff Management | SMX reporting unit has goodwill of $10.6 million as of September 23, 2016. We will continue to closely monitor the operational performance of the Staff Management | SMX reporting unit as it relates to goodwill impairment.

At the end of the third quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our Labor Ready, Spartan Staffing, and CLP Resources service lines. The combined service lines were re-branded as PeopleReady. As a result, we have combined these service lines into one and have recognized an impairment charge of $4.3 million for the remaining net book value of the Spartan and CLP Resources trade name/trademarks intangible assets as of September 23, 2016.

Page - 41

Indefinite-lived intangible assets

We have indefinite-lived intangible assets related to our Staff Management | SMX and PeopleScout trade names. We test our trade names annually for impairment, and when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. We performed our annual indefinite-lived intangible asset impairment test as the first day of our second fiscal quarter and determined that the estimated fair values exceeded the carrying amounts of the PeopleScout reporting unit indefinite-lived trade name and accordingly no impairment loss was recognized. With the change in scope of services to Amazon, our largest customer, Staff Management | SMX reporting unit's estimated fair value did not exceed its carrying value and accordingly, we recognized an impairment loss of $4.5 million in the thirteen weeks ended June 24, 2016.

Acquired Intangible Assets and Other Long-Lived Assets

We generally record acquired intangible assets that have finite useful lives, such as customer relationships, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques. With the change in scope of services by Staff Management | SMX to our largest customer, Amazon, we have lowered our future expectations, which was the primary trigger of an impairment to our acquired customer relationships intangible asset of $28.9 million. Considerable management judgment was necessary to determine key assumptions, including projected revenue and an appropriate discount rate of 13%. Actual future results could vary from our estimates.
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

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 23, 2016, our disclosure controls and procedures are effective.

During the fiscal quarter ended September 23, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Page - 42

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 43

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
The demand for workforce solutions and services is highly dependent upon the state of the economy and upon the workforce needs of our customers, which creates uncertainty and volatility. As economic activity slows, companies tend to reduce their use of contingent workers and reduce their recruitment of new employees. Significant declines in demand of any region or specific industry in which we have a major presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have adverse impacts on our customers' ability to pay for services we have already provided.
It is difficult for us to forecast future demand for our services due to the inherent uncertainty in forecasting the direction and strength of economic cycles, and the project nature of our staffing assignments. The uncertainty can be exacerbated by volatile economic conditions, which may cause clients to reduce or defer projects for which they utilize our services. The negative impact our business can occur before a decline in economic activity is seen in the broader economy. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and investment necessary to profitably take advantage of growth opportunities.
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
We offer our temporary workers in the United States government mandated health insurance in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). Because the final requirements, regulations, and interpretations of the ACA may change, the ultimate financial effect of the ACA is not yet known, and changes in these requirements and interpretations could increase or change our costs. If we are unable to comply with such additional changes, or sufficiently raise the rates we charge our customers to cover any additional costs, such increases in costs could materially harm our business.
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

Page - 44

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
We expect to continue making acquisitions and entering into new business initiatives as part of our business strategy. This strategy may be impeded, however, if we cannot identify suitable acquisition candidates or new business initiatives, or if acquisition candidates are not available under acceptable terms. Future acquisitions could result in incurring additional debt, and contingent

Page - 45

liabilities, an increase in interest expense, amortization expense, and charges related to integration costs. New business initiative can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. Acquisitions and new business initiatives, including initiatives outside of our workforce solutions business, could involve significant unanticipated challenges and risks, including that they may not advance our business strategy, we may not realize our anticipated return on our investment, we may experience difficulty in implementing initiatives or integrating acquired operations, or management's attention may be diverted from our other business. These events could cause material harm to our business, operating results, or financial condition.
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
Our industry is highly competitive and rapidly innovating, with low barrier to entry. Our competitors include large, well-financed competitors, small local competitors, and internet-based companies providing a variety of flexible workforce solutions. We face extensive pricing pressure and must continue to innovate changes in the way we do business in order to remain relevant to our customers. Therefore, there can be no assurance that we will be able to retain customers or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins.
The loss of, or substantial decline in revenue from, a major customer could have a material adverse effect on our revenues, profitability, and liquidity.
We experience revenue concentration with large customers. Generally our contracts do not contain guarantees of minimum revenue levels or profitability and our customers may terminate their contracts or materially reduce their requested levels of service at any time. The loss of, or reduced demand for our services related to major customers, could have a material adverse effect on our business, financial condition, and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of customers.
Our management information systems may not perform as anticipated and are vulnerable to damage and interruption.
The efficient operation of our business is dependent on our management information systems. We rely heavily on proprietary and third-party management information systems, mobile device technology and related services, and other technology which may not yield the intended results. Our systems may experience problems with functionality and associated delays. The failure of our systems to perform as we anticipate could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially. We occasionally modify, retire, and change our systems, and these transactions can be disruptive, causing our business and results of operations to suffer materially. Our primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by our employees. Failure of our systems to perform may require significant additional capital and management resources to resolve, causing material harm to our business.
A data breach, or improper disclosure of, or access to, our confidential and/or proprietary information or our employees' or customers' information could materially harm our business.
Our business involves the use, storage, and transmission of information about applicants, candidates, contingent workers, our employees, and customers. Our contingent workers and employees may have access or exposure to confidential information about applicants, candidates, contingent workers, other employees, and customers. We and our third-party vendors have established policies and procedures to help protect the security and privacy of this information. The secure use, storage, and transmission of this information is critical to our business operations. We have experienced cyber-attacks, computer viruses, social engineering schemes, and other means of unauthorized access to our systems. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such

Page - 46

information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation, and increased compliance costs.
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
We are subject to federal taxes and a multitude of state and local taxes in the United States and taxes in foreign jurisdictions. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business. The taxing authorities of the jurisdiction in which we operate may challenge our methodologies for valuing intercompany arrangements, or change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
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

Page - 47

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 23, 2016.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
06/25/2016 through 07/22/2016	14,631	$19.17	—	$35.2 million
07/23/2016 through 08/19/2016	1,798	$22.32	—	$35.2 million
08/20/2016 through 09/23/2016	2,337	$21.90	—	$35.2 million
Total	18,766		—

(1)
During the thirteen weeks ended September 23, 2016, we purchased 18,766 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. As of September 23, 2016, $35.2 million remains available for repurchase of our common stock under the current authorization.

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

Page - 48

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Steven C. Cooper	10/24/2016
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	10/24/2016
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	10/24/2016
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 49