Form 10-K
period 2017-01-01
TrueBlue, Inc.
filed 2017-02-24
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 1, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-14543
____________________________________
TrueBlue, Inc.
(Exact name of registrant as specified in its charter)
______________________________________

Washington	91-1287341
(State of incorporation)	(I.R.S. Employer Identification No.)

1015 A Street, Tacoma, Washington	98402
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:    (253) 383-9101
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock no par value	The New York Stock Exchange
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 24, 2016, was approximately $753.8 million.
As of February 1, 2017, there were 42,183,239 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 11, 2017, which definitive proxy statement will be filed no later than 120 days after the end of the fiscal year to which this report relates.

TrueBlue, Inc.

Page - 3

PART I
COMMENT ON FORWARD LOOKING STATEMENTS
Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” "goal," “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in our forward-looking statements, including the risks and uncertainties described in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K), and “Management’s Discussion and Analysis” (Part II, Item 7 of this Form 10-K). We undertake no duty to update or revise publicly any of the forward-looking statements after the date of this report, to conform such statements to actual results or to changes in our expectations, whether because of new information, future events, or otherwise.

Page - 4

Item 1.	BUSINESS

OUR COMPANY

TrueBlue, Inc. (the "Company," “TrueBlue,” “we,” “us,” and “our”) is a leading provider of specialized workforce solutions that help clients create growth, improve efficiency, and increase reliability. We connected over 815,000 people with work during 2016 to approximately 124,000 businesses in a wide variety of industries through our staffing, on-site workforce management, and recruitment process outsourcing services. We are headquartered in Tacoma, Washington.

We began operations in 1989, specializing in on-demand, general labor staffing services with the objective of providing customers with talent and flexible workforce solutions to enhance the performance of their businesses. We expanded our on-demand, general labor staffing services through organic geographic expansion throughout the United States, Canada, and Puerto Rico. Commencing in 2004, we began expanding through acquisitions to provide a full range of blue-collar staffing solutions and to help our customers be more productive with a reliable contingent labor workforce and rapidly respond to changing business needs. Additionally, in 2014, we further expanded through acquisition to provide a full range of workforce solutions, which added on-premise contingent blue-collar staffing (we expanded this service offering with the acquisition of SIMOS in 2015), complementary outsourced service offerings in permanent employment recruitment process outsourcing ("RPO") (which was further strengthened by an additional acquisition in 2016), and a management of service provider business, which provides customers with outsourced management of their contingent labor vendors.

BUSINESS OVERVIEW

We realigned our reporting structure in the fourth quarter of fiscal 2016. We now report our business as three distinct reportable segments described below and in Note 17: Segment Information, to our Consolidated Financial Statements found in Part II Item 8 of this Annual Report on Form 10-K.

PeopleReady

PeopleReady is the new name for our branch-based specialized staffing services. PeopleReady combines the former Labor Ready, CLP Resources, and Spartan Staffing brands into one service line creating a more seamless experience for our customers to access all of our industrial contingent labor service offerings with more comprehensive solutions to enhance their performance and growth. PeopleReady services provide a wide range of staffing solutions for blue-collar, contingent on-demand, and skilled labor to a broad range of industries that include retail, manufacturing, warehousing, logistics, energy, construction, hospitality, and others.

PeopleReady helped approximately 122,000 businesses in 2016 to be more productive by providing easy access to dependable, blue-collar contingent labor. Through our PeopleReady service line, we connected over 414,000 people with work in 2016. We have a network of 670 branches across all 50 states, Puerto Rico, and Canada.

Page - 5

PeopleManagement

PeopleManagement provides contingent labor and outsourced industrial workforce solutions. In comparison with PeopleReady, services are larger in scale, longer in duration, and provided on-premise at the customer's facility. We use the following distinct brands to market our PeopleManagement contingent workforce solutions:

•
Staff Management | SMX specializes in exclusive outsourced recruitment and on-premise management of a facility's contingent industrial workforce. On-premise staffing is large-scale sourcing, screening, recruiting, and management of the contingent blue-collar labor workforce at a customer's facility in order to achieve faster hiring, lower total cost of workforce, increased safety and compliance, improved retention, greater volume flexibility, and enhanced strategic decision making through robust reporting and analytics;

•
SIMOS Insourcing Solutions specializes in exclusive outsourced recruitment and on-premise management of the entire warehouse operations or parts of warehouse operations in order to reduce costs and improve performance. SIMOS systematically analyzes and improves business processes in a customer's facilities and manages the workforce with incentives to drive performance improvements. Internet sales have fundamentally changed the nature of retail supply chain. The retail market as a whole has moved significantly from conventional retail stores to growing demand for e-commerce, selling directly to its customers. These changes have driven extreme peak seasonal volumes, small number of pieces per order, intense pressure for fast delivery, and high volume return from consumers. We provide scalable solutions to meet the pick and pack and shipping requirements in labor intensive e-commerce warehouses. Our unique productivity model incorporates fixed price-per-unit solutions to drive client value. Additionally, our continuous analysis and improvement of processes and incentive pay drives workforce efficiency, reduces costs, lowers risk of injury and damage, and improves productivity and service levels;

•	PlaneTechs specializes in providing temporary skilled mechanics and technicians to the aviation and transportation industries; and

•	Centerline Drivers specializes in providing dedicated and temporary truck drivers to the transportation and distribution industries.

PeopleManagement helped approximately 900 businesses in 2016 to be more productive by providing easy access to dependable blue-collar contingent workforce solutions. Through our PeopleManagement service line, we connected over 133,000 people with work in 2016. We have over 310 locations at customers' facilities.

PeopleScout

PeopleScout provides permanent employee recruitment process outsourcing ("RPO") for our customers for all major industries and jobs. The RPO solution delivers improved talent quality, faster hiring, increased scalability, reduced turnover, lower cost of recruitment, greater flexibility, and increased compliance. We leverage our proprietary candidate applicant tracking system, along with dedicated service delivery teams to work as an integrated partner with our customers in providing end-to-end talent acquisition services from sourcing candidates through on-boarding employees. The solution is highly scalable and flexible, allowing for outsourcing of all or a subset of skill categories across a series of recruitment processes and on-boarding steps. Customer contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire. Volume, job type, degree of recruiting difficulty, and number of recruiting process steps from sourcing to on-boarding factor into pricing. In 2016, PeopleScout placed over 268,000 individuals into permanent jobs with 200 customers.

PeopleScout also includes our managed service provider ("MSP") business which manages our customers' contingent labor programs including vendor selection, performance management, compliance monitoring, and risk management. As the customer's exclusive managed service provider, we have dedicated service delivery teams which work as an integrated partner with our customer to increase the productivity of their contingent labor.

INDUSTRY AND MARKET DYNAMICS

PeopleReady and PeopleManagement are leaders in the staffing industry. The staffing industry supplies contingent workforce solutions to minimize the cost and effort of hiring and managing permanent employees. This allows for rapid response to changes in business conditions through the ability to replace absent employees, fill new positions, and convert fixed or permanent labor costs to variable costs. Staffing companies act as intermediaries in matching available temporary workers to employer work assignments. The work assignments vary widely in duration, level of skill, and required experience. The staffing industry is large

Page - 6

and highly fragmented with many competing companies. No single company has a dominant share of the industry. Staffing companies compete both to recruit and retain a supply of temporary workers and to attract and retain customers who will employ these workers. Customer demand for contingent staffing services is dependent on the overall strength of the economy and workforce flexibility trends. This does create volatility for the staffing industry based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing contingent workforce solutions has increased due to low barriers to entry whereas during recessionary periods, the number of companies has decreased through consolidation, bankruptcies, or other events.

Key trends contributing to anticipated staffing industry growth which our workforce solutions address are as follows:

•
Workforce flexibility: The staffing industry continues to experience increased demand in relation to total job growth as demand for a flexible workforce continues to grow with competitive and economic pressures to reduce costs, meet dynamic seasonal demands, and respond to rapidly changing market conditions.

•	Workforce productivity: Companies are under increasing competitive pressures to improve productivity through workforce solutions that improve performance.

•
Worker preferences and access to talent: Workers are demanding more flexibility in how, when, and where they work as well as access to contingent work opportunities through mobile technology. Baby-boomers are leaving the workforce and leaving a talent shortage in what have traditionally been blue-collar trades. The remaining workers are in greater demand and have more power to find the employment situation they want or stay busy working on a contingent basis.

The human resource outsourcing industry involves transitioning various functions handled by internal human resources and labor procurement to outside service providers on a permanent or selective basis. Human resource outsourcing companies allow customers to shed non-core activities in order to reduce costs, free up management time and energy, and gain access to the high-quality services of specialty providers. Human resource departments are continually faced with increased operational complexity, heightened regulatory requirements and pressure to achieve cost savings, which increase the need to migrate non-core functions to outsourced providers. The human resource outsourcing industry includes RPO and MSP services. PeopleScout is a leader in RPO and MSP services, which are in the early stages of their adoption cycles, and therefore, we believe they continue to have significant growth potential.

Key trends contributing to anticipated RPO growth which our solution addresses are as follows:

•
Cost savings: The majority of customers are able to reduce costs associated with their internal human resource cost structure by deploying an RPO solution for some or all of their recruiting needs. Companies are increasingly viewing RPO as an attractive and cost effective alternative to contingent search firms.

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

Key trends contributing to anticipated MSP growth which our solution addresses are as follows:

•
Vendor consolidation and cost savings: As an organization's spend on contingent workforce rises, it becomes increasingly interested in reducing the administrative burden of managing multiple outside vendors, having consistency among contractors and processes, and maintaining robust performance tracking and analytics. Vendor consolidation can achieve significant efficiencies through enhanced scale and cost advantages such as single point of contact, standardized contracts, and consolidated invoicing and reporting. MSP programs achieve cost savings through economies of scale with suppliers that would not be obtainable otherwise.

•
Access to talent: An MSP solution allows a company access to a large variety of vendors with the efficiency of working with one supplier. An MSP can access numerous vendors to find the best talent at the best price more quickly, thereby delivering a better outcome for the customer.

Page - 7

•
Compliance pressure: Demand for temporary employee sourcing and workforce vendor management solutions is driven by increasing work eligibility legislation and compliance monitoring to ensure correct worker classification in order to properly address tax withholding, overtime, Social Security, unemployment, and healthcare obligations to avoid government penalties and lawsuits.

BUSINESS STRATEGY

Market leadership through organic growth of our specialized workforce solutions.

Our customers have a variety of challenges in running their businesses, many of which are unique to the industries in which they operate, their competitive pressures, and business performance. We are industry leaders dedicated to staffing solutions tailored to our customers' needs and the industries in which they operate. Our differentiated solutions keep pace with their changing needs and are as follows:

•
PeopleReady, our branch-based blue-collar industrial staffing services, now combines the Labor Ready, CLP Resources, and Spartan Staffing brands into one service line which offers specialized blue-collar workforce solutions. Customers frequently used the services of multiple brands. Bringing these three service lines together under a new banner makes it easier for the customer to do business with us, reduces inefficiencies, and enables us to quickly expand the markets in which we offer a wider range of services and capture greater market share. We will continue to evaluate opportunities to expand our market presence for specialized blue-collar staffing services and expand our geographical reach through new physical locations, expand use of existing locations to provide the full range of blue-collar staffing services, and dispatch of our temporary workers to areas without branches. Continued investment in specialized sales, recruiting, and service expertise will create a more seamless experience for our customers to access all of our services with more comprehensive solutions to enhance their performance and our growth. Our service lines offer complementary workforce solutions with unique value propositions to meet our customers' demand for talent.

•
We will continue to invest in technology that increases our ability to attract more customers and employees as well as reduce the cost of delivering our services. We are committed to leveraging technology to improve the temporary worker and customer experience. Our technology innovation makes it easier for our customers to do business with us and easier to connect workers to work opportunities. We are making significant investments in online and mobile applications to improve the access, speed, and ease of connecting our customers with both high quality temporary and permanent employee workforce solutions.

•
We are well positioned for growth by further expansion into complementary workforce services to better meet our objective of providing customers with the talent and flexible workforce solutions they need to enhance business performance. Our customers utilize our workforce solutions to improve the performance of their businesses. With growing demand for improved productivity and accessing temporary workers, our customers are looking for a full range of services. We are well positioned to offer additional complementary human capital solutions to help our customers achieve further optimization of their workforce. We expect to leverage our access to workers, innovative technology, and customer relationships to offer tailored solutions that expand our core services, and offer greater access to talent.

•
We are recognized as an industry leader for recruitment process outsourced services. The RPO industry is in the early stages of its adoption cycle, and therefore, we believe it has significant growth potential. The success of early adopters is generating greater opportunity to expand our service offering. We have a differentiated service that leverages innovative technology for high-volume sourcing and dedicated client service teams for connecting people to opportunities. We have a track record of helping our customers reduce the cost of hiring, add significant scalability to recruiting and hiring, and access numerous sources to prospect for the best talent quickly, thereby delivering a better outcome for the customer. Companies are facing rapidly changing employment demographics, shortage of talent, and dynamic changes to how people connect to work opportunities. Our solution addresses these growing challenges. Global companies are looking for global solutions. The addition of the RPO business of Aon Hewitt, acquired in early 2016, is accelerating our global expansion of RPO services.

•
Our MSP solution is focused on domestic middle market companies with a growing dependence on contingent labor. We believe that we are uniquely positioned to supply blue-collar temporary workers to our customers and, with our MSP solution, manage the full range of their contingent labor needs.

Page - 8

Growth through strategic acquisitions.

Strategic acquisitions continue to be a key growth strategy with a focus on globalizing our RPO services. We believe we have a core competence in assessing, valuing, and integrating acquisitions culminating in higher shareholder returns. We are excited about the future of the staffing industry and human resource outsourcing and believe we can continue to create shareholder value through acquisitions, which expand our workforce solutions in high-growth markets, enhance our use of technology to better serve our customers, and increase our own efficiency.

CUSTOMERS

Our customers range from small and medium-sized businesses to Fortune 100 companies.

During 2016, we served approximately 124,000 customers in industries including construction, energy, manufacturing, warehousing, distribution, waste, wholesale, retail, transportation, aviation, hospitality, and many more. Our ten largest customers accounted for 19.9% of total revenue for 2016, 25.5% for 2015, and 19.4% for 2014.

No single customer represented more than 10% of total Company revenue for fiscal 2016 or 2014. One customer, Amazon, represented 13.1% of total Company revenue for fiscal 2015. Amazon represented 6.2% and 8.1% for fiscal 2016 and 2014, respectively.

See Note 17: Segment Information, to our Consolidated Financial Statements found in Part II Item 8 of this Annual Report on Form 10-K for discussion of customer concentration by reportable segment.

EMPLOYEES

As of January 1, 2017, we employed approximately 6,000 full-time equivalent employees.

TEMPORARY WORKERS

Our PeopleReady and PeopleManagement services placed approximately 550,000 temporary workers on assignments with our customers during 2016. We recruit temporary workers daily so that we can be responsive to the planned, as well as unplanned, needs of the customers we serve. We attract our pool of temporary workers through our proprietary mobile applications, online resources, extensive internal databases, advertising, job fairs, and various other methods. We identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies and capabilities to a customer’s requirements. This enables our customers to obtain immediate value by placing a highly productive employee on the job site. We use a variety of proprietary programs and methods for identifying and assessing the skill level of our temporary workers when selecting a particular individual for a specific assignment and retaining those workers for future assignments. We believe that our programs and methods enable us to offer a higher quality of service by increasing productivity, decreasing turnover, and reducing absenteeism.

We provide a bridge to permanent, full-time employment for thousands of temporary workers each year. Workers also come to us because of the flexibility we offer to fill a short-term financial need and/or provide longer-term contingent flexible labor opportunities. Workers may be assigned to different jobs and job sites, and their assignments could last for as little as a few hours or extend for several weeks or months. We provide our workers meaningful work and the opportunity to improve their skills. We are considered the legal employer of our workers, and laws regulating the employment relationship are applicable to our operations. We consider our relations with our temporary workers to be good.

We remain focused and committed to worker safety. We have developed an integrated risk management program that focuses on loss analysis, education, and safety improvement programs to reduce our operational costs and risk exposure. We regularly analyze our workers' compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us, price our services appropriately, and adjust our sales and operational approach in these areas. We have also developed educational materials for distribution to our customers and workers to address specific safety risks unique to their industry.

Page - 9

COMPETITION

Contingent staffing services

The strongest staffing services competitor in a particular market is a company with established relationships and a track record of meeting the customer's needs. We compete with other large publicly-held staffing companies as well as privately-owned staffing companies on a national, regional, and local level. We also experience competition from internet-based companies providing a variety of flexible workforce solutions. Competition exists in attracting customers as well as qualified temporary workers for our customers. No single company has a dominant share of the industry. Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, some of which include increased temporary worker wages, costs for workers’ compensation, unemployment insurance, and health care.

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

Human resource outsourcing

The strongest competitors are companies specializing in RPO services and business process outsourcing companies that also offer RPO services. No one provider dominates the market. Competition also includes internal human resource departments that have not or are not considering outsourcing. The most significant competitive factors for RPO services are the ability to reduce customer cost by deploying an RPO solution and reducing the internal human resource cost structure of our customers. Important factors for success in RPO services include the ability to add significant scalability to a customer's recruiting and hiring efforts, including accommodating seasonal and irregular hiring; the ability to increase efficiency by standardizing processes and facilitating transitions for candidates and employees; and the ability to source the most attractive talent at the best price. Our tailored solutions, customer partnership, proprietary technology, and service delivery are key differentiators from many of our competitors.

CYCLICAL AND SEASONAL NATURE OF OUR BUSINESS

The workforce solutions business has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Customers tend to use temporary workers to supplement their existing workforce and generally hire permanent workers when long-term demand is expected to increase. As a consequence, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also decrease quickly when the economy begins to weaken and thus temporary staff positions are eliminated, permanent hiring is frozen, and turnover replacement diminishes.

Our business experiences seasonal fluctuations for contingent staffing services. Demand is lower during the first and second quarters, in part due to limitations to outside work during the winter months and slowdown in manufacturing and logistics after the holiday season. Our working capital requirements are primarily driven by temporary worker payroll and customer accounts receivable. Since receipts from customers lag payroll to temporary workers, working capital requirements increase substantially in periods of growth. Demand for contingent labor peaks during the third quarter for outdoor work and the fourth quarter for manufacturing, assembly, warehousing, distribution and logistics for the holiday season.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

For information regarding revenue from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in Note 17: Segment Information, to our Consolidated Financial Statements found in Part II Item 8 of this Annual Report on Form 10-K.

Page - 10

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available, free of charge, on our website at www.trueblue.com or at www.sec.gov as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board Committee Charters are also posted to our website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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
Our workforce solutions are significantly affected by fluctuations in general economic conditions.
The demand for workforce solutions is highly dependent upon the state of the economy and upon the workforce needs of our customers, which creates uncertainty and volatility. As economic activity slows, companies tend to reduce their use of temporary workers and reduce their recruitment of new employees. Significant declines in demand of any region or industry in which we have a major presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have adverse impacts on our customers' ability to pay for services we have already provided.
It is difficult for us to forecast future demand for our services due to the inherent uncertainty in forecasting the direction and strength of economic cycles, and the project nature of our staffing assignments. The uncertainty can be exacerbated by volatile economic conditions, which may cause clients to reduce or defer projects for which they utilize our services. The negative impact to our business can occur before a decline in economic activity is seen in the broader economy. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and investment necessary to profitably take advantage of growth opportunities.
We may be unable to attract sufficient qualified candidates to meet the needs of our customers.
We compete to meet our customers' needs for workforce solutions and we must continually attract qualified candidates to fill positions. Attracting qualified candidates depends on factors such as desirability of the assignment, location, and the associated wages and other benefits. We have in the past experienced shortages of qualified candidates and we may experience such shortages in the future. Further, if there is a shortage, the cost to employ or recruit these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our temporary workers. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
Our workforce solutions are subject to extensive government regulation and the imposition of additional regulations that could materially harm our future earnings.
Our workforce solutions are subject to extensive regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.
Our temporary staffing services employ temporary workers. The wage rates we pay to temporary workers are based on many factors, including government mandated minimum wage requirements, payroll taxes, and benefits. If we are not able to increase the fees charged to customers to absorb any increased costs related to government mandated minimum wages, payroll-related taxes or benefits, our results of operations and financial condition could be adversely affected.
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

Page - 11

We may incur employment related claims and costs that could materially harm our business.
We are in the business of employing people in the workplaces of other businesses. We incur a risk of liability for claims for personal injury, wage and hour violations, immigration, discrimination, harassment, and other liabilities arising from the actions of our customers and temporary workers. Some or all of these claims may give rise to negative publicity and/or litigation, including class action litigation. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
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
Our temporary staffing services employ workers for which we provide workers' compensation insurance. Our workers' compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG. Our insurance carriers require us to collateralize a significant portion of our workers' compensation obligation. The majority of collateral is held in trust by a third-party for the payment of these claims. The loss or decline in value of the collateral could require us to seek additional sources of capital to pay our workers' compensation claims. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. As our business grows or if our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. The loss of our workers' compensation insurance coverage would prevent us from operating as a staffing services business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
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
Our industry is highly competitive and rapidly innovating, with low barriers to entry. Our competition includes large, well-financed competitors, small local competitors, internet-based companies, and mobile-enabled solutions providing a variety of flexible workforce solutions. We face extensive pricing pressure and must continue to innovate changes in the way we do business in order to remain relevant to our customers. Therefore, there can be no assurance that we will be able to retain customers or market share in the future, nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins.
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

Page - 12

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
We experience revenue concentration with large customers. Generally our contracts do not contain guarantees of minimum duration, revenue levels, or profitability and our customers may terminate their contracts or materially reduce their requested levels of service at any time. The loss of, or reduced demand for our services related to major customers, could have a material adverse effect on our business, financial condition, and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of customers.
Our management information systems may not perform as anticipated and our system, operations and facilities are vulnerable to damage and interruption.
The efficient operation of our business is dependent on our management information systems. We rely heavily on proprietary and third-party management information systems, mobile device technology and related services, and other technology which may not yield the intended results. Our systems may experience problems with functionality and associated delays. The failure of our systems to perform as anticipated could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially. We occasionally modify, retire, and change our systems, and these transitions can be disruptive, causing our business and results of operations to suffer materially. Our primary computer systems, headquarters, support facilities, and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, employee errors, security breaches, and catastrophic events. Failure of our systems or facilities may require significant additional capital and management resources to resolve, causing material harm to our business.
A data breach, or improper disclosure of, or access to, our confidential and/or proprietary information or our employees' or customers' information could materially harm our business.
Our business involves the use, storage, and transmission of information about applicants, candidates, temporary workers, our employees, and customers. Our temporary workers and employees may have access or exposure to confidential information about applicants, candidates, temporary workers, other employees, and customers. We and our third-party vendors have established policies and procedures to help protect the security and privacy of this information. The secure use, storage, and transmission of this information is critical to our business operations. We have experienced cyber-attacks, computer viruses, social engineering schemes, and other means of unauthorized access to our systems. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation, and increased compliance costs.
Acquisitions and new business initiatives may have an adverse effect on our business.
We expect to continue making acquisitions, adjusting the composition of our business lines and entering into new business initiatives as part of our business strategy. This strategy may be impeded, however, if we cannot identify suitable acquisition candidates or new business initiatives, or if acquisition candidates are not available under acceptable terms. Future acquisitions could result in incurring additional debt and contingent liabilities, an increase in interest expense, amortization expense, and charges related to integration costs. New business initiatives and changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. Acquisitions and new business initiatives, including initiatives outside of our workforce solutions business, could involve significant unanticipated challenges and risks, including that they may not advance our business strategy, we may not realize our anticipated return on our investment,

Page - 13

we may experience difficulty in implementing initiatives or integrating acquired operations, or management's attention may be diverted from our other businesses. These events could cause material harm to our business, operating results, or financial condition.
Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our customers. We believe our competitive advantage is providing unique solutions for each individual customer, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop, and retain a sufficient number of qualified employees, including management, sales, recruiting, service and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit, train, and motivate a sufficient number of qualified individuals may delay or affect the speed and quality of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition, and results of operations.
We may have additional tax liabilities that exceed our estimates.
We are subject to federal taxes and a multitude of state and local taxes in the United States and taxes in foreign jurisdictions. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements, or change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting.
If our management is unable to certify the effectiveness of our internal controls, including those of our third party vendors, or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause our stock price to fall.
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
We report our results of operations in United States dollars. The majority of our revenues are generated in the United States. Our international operations are denominated in currencies other than the United States dollar, and unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our reported financial results. Increases or decreases in the value of the United States dollar against other major currencies could affect our revenues, operating profit, and the value of balance sheet items

Page - 14

denominated in foreign currencies. Our exposure to foreign currencies could have an adverse effect on our business, financial condition, cash flow, and/or results of operations. Furthermore, the volatility of currencies may impact year-over-year comparability.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We lease the building space at all our branches and other offices except for one that we own in Florida. In addition to our branches for our PeopleReady operations, we lease a number of office spaces for our PeopleManagement and PeopleReady centralized support functions. Under the majority of our PeopleReady branch leases, we have the right to terminate the lease on 90 days' notice. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. Management believes all our facilities are currently suitable for their intended use.
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
Market information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI. The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange during the last two fiscal years:

	High	Low
2016
Fourth Quarter	$24.90	$16.50
Third Quarter	$23.65	$17.35
Second Quarter	$27.57	$17.84
First Quarter	$26.51	$20.03
2015
Fourth Quarter	$30.25	$21.64
Third Quarter	$31.11	$21.58
Second Quarter	$31.50	$23.99
First Quarter	$25.50	$19.82
Holders of the corporation’s common stock
We had approximately 523 shareholders of record as of February 1, 2017. This number does not include shareholders for whom shares were held in “nominee” or “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our Second Amended and Restated Revolving Credit Agreement, which may have the effect of restricting our ability to pay dividends.
Stock repurchases
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the fourteen weeks ended January 1, 2017.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
09/24/2016 through 10/23/2016	1,484	$22.42	—	$35.2 million
10/24/2016 through 11/20/2016	865	$16.93	332,046	$29.4 million
11/21/2016 through 01/01/2017	5,834	$19.06	—	$29.4 million
Total	8,183	$19.45	332,046

(1)
During the year ended January 1, 2017, we purchased 8,183 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for shares repurchased under the share repurchase program during the period was $17.31.

(4)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. As of January 1, 2017, $29.4 million remains available for repurchase of our common stock under the current authorization.

Page - 16

TrueBlue stock comparative performance graph
The following graph depicts our stock price performance from December 30, 2011 through January 1, 2017, relative to the performance of the S&P SmallCap 600 Index and S&P 1500 Human Resources and Employment Services Index.
All indices shown in the graph have been reset to a base of 100 as of December 30, 2011 and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Total Return Analysis	2011	2012	2013	2014	2015	2016
TrueBlue, Inc.	$100	$112	$187	$163	$191	$178
S&P SmallCap 600 Index	100	114	164	175	173	216
S&P 1500 Human Resources and Employment Services Index	100	110	198	201	213	234

Page - 17

Item 6.	SELECTED FINANCIAL DATA
The following selected financial data is derived from our audited Consolidated Financial Statements. The data below should be read in conjunction with Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Summary Consolidated Financial and Operating Data
As of and for the Fiscal Years Ended (1)
(in thousands, except per share data)

	(53 Weeks)	(52 Weeks)
Statements of Operations Data:	2016	2015	2014	2013	2012
Revenue from services	$2,750,640	$2,695,680	$2,174,045	$1,668,929	$1,389,530
Cost of services	2,070,922	2,060,007	1,637,066	1,226,626	1,017,145
Gross profit	679,718	635,673	536,979	442,303	372,385
Selling, general and administrative expenses	546,477	495,988	425,777	362,248	300,459
Depreciation and amortization	46,692	41,843	29,474	20,472	18,890
Goodwill and intangible asset impairment charge	103,544	—	—	—	—
Interest and other income (expense), net	(3,345)	(1,395)	116	1,354	1,569
Income (loss) before tax expenses	(20,340)	96,447	81,844	60,937	54,605
Income tax expense (benefit)	(5,089)	25,200	16,169	16,013	20,976
Net income (loss)	$(15,251)	$71,247	$65,675	$44,924	$33,629

Net income (loss) per diluted share	$(0.37)	$1.71	$1.59	$1.11	$0.84

Weighted average diluted shares outstanding	41,648	41,622	41,176	40,502	39,862

Balance Sheet Data(2):	2016	2015	2014	2013	2012
Working capital	$176,668	$314,989	$223,133	$227,409	$198,163
Total assets	1,130,445	1,259,442	1,061,227	719,461	601,743
Long-term liabilities	354,131	495,893	404,663	204,692	154,513
Total liabilities	605,266	723,869	591,893	326,101	268,069

(1)
Our fiscal year-end changed from the last Friday in December to the Sunday closest to the last day in December effective in the fourth quarter of 2016. In addition, the 2016 fiscal year included 53 weeks, with the 53rd week falling in our fourth fiscal quarter. All prior years presented include 52 weeks.

(2)
Fiscal years 2015 through 2012 data have been impacted by the early adoption and retrospective application of ASU 2015-17, which classifies all deferred income taxes as non-current. See Note 1: Summary of Significant Accounting Policies, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for additional information.

The operating results reported above include the results of acquisitions subsequent to their respective purchase dates. In January 2016, we acquired the recruitment process outsourcing business of Aon Hewitt. In December 2015, we acquired SIMOS Insourcing Solutions Corporation. In June 2014, we acquired Seaton. In February 2013, we acquired MDT Personnel, LLC. In October 2013, we acquired The Work Connection, Inc.

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

Page - 18

OVERVIEW

TrueBlue, Inc. (the "Company," “TrueBlue,” “we,” “us,” and “our”) is a leading provider of specialized workforce solutions that help our clients create growth, improve efficiency, and increase reliability. We connected over 815,000 people with work during 2016 to approximately 124,000 businesses in a wide variety of industries through our staffing, on-site workforce management, and recruitment process outsourcing services.

We realigned our reporting structure in the fourth quarter of fiscal 2016 to streamline our operations and make it easier for our customers to do business with us and leverage our total workforce solution by using both our contingent work and permanent placement services. We now report our business as three distinct segments:

•
PeopleReady is the new name for our branch-based industrial staffing services. PeopleReady combines the former Labor Ready, CLP Resources, and Spartan Staffing brands into one specialized workforce solutions service line creating a more seamless experience for our customers to access all of our blue-collar contingent on-demand general and skilled labor service offerings with more comprehensive solutions to enhance their performance and growth. PeopleReady services provide a wide range of staffing solutions for contingent on-demand and skilled labor to a broad range of industries that include retail, manufacturing, warehousing, logistics, energy, construction, hospitality, and others. PeopleReady helped approximately 122,000 businesses in 2016 to be more productive by providing easy access to dependable, blue-collar contingent labor. Through our PeopleReady service line, we connected over 414,000 people with work in 2016. We have a network of 670 branches across all 50 states, Puerto Rico, and Canada.

•
PeopleManagement predominantly encompasses our on-site placement and management services and provides a wide range of workforce management solutions for blue-collar contingent on-premise staffing and management of a facility's workforce. We use distinct brands to market our PeopleManagement contingent workforce solutions and operate as Staff Management | SMX ("Staff Management"), SIMOS Insourcing Solutions ("SIMOS"), PlaneTechs, and Centerline. Staff Management specializes in exclusive recruitment and on-premise management of a facility's contingent industrial workforce. SIMOS specializes in exclusive recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. PlaneTechs specializes in temporary skilled mechanics and technicians to the aviation and transportation industries; and Centerline Drivers specializes in dedicated and temporary truck drivers to the transportation and distribution industries. PeopleManagement helped approximately 900 businesses in 2016 to be more productive by providing easy access to dependable blue-collar contingent workforce solutions. Through our PeopleManagement service line, we connected over 133,000 people with work in 2016. We have over 310 locations at customers' facilities.

•
PeopleScout provides outsourced recruitment for permanent employees for all major industries and jobs. Our dedicated recruitment process outsourcing service delivery teams work as an integrated partner with our customers in providing end-to-end talent acquisition services from sourcing candidates through on-boarding employees. In 2016, PeopleScout placed over 268,000 individuals into permanent jobs with 200 customers. Our PeopleScout segment also includes a management service provider business which provides customers with improved quality and spend management of their contingent labor vendors.

Our fiscal year-end changed from the last Friday in December to the Sunday closest to the last day in December effective in the fourth quarter of 2016. The week ending date was moved forward from Friday to Sunday to better align with the work week of our customers. In addition, the 2016 fiscal year included 53 weeks, with the 53rd week falling in our fourth fiscal quarter. All prior years presented include 52 weeks.

Total company revenue grew to $2.8 billion for the year ended January 1, 2017, a 2.0% increase compared to the prior year primarily due to the following:

•
Effective December 1, 2015, we acquired SIMOS, a leading provider of on-premise workforce management solutions. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for e-commerce and supply chain solutions. SIMOS expands our existing PeopleManagement services for on-premise staffing and management of a facility's contingent workforce. SIMOS contributed $145 million in revenue through November 2016, the one year anniversary of the acquisition, or 5.4% of total company revenue growth for the year ended January 1, 2017.

•
Effective January 4, 2016, we acquired the recruitment process outsourcing ("RPO") business of Aon Hewitt, a leading provider of RPO services. The acquired operations expand and complement our PeopleScout services and were fully integrated with this service line in 2016. The RPO business of Aon Hewitt contributed $67 million in revenue, or 2.5% of total company revenue growth for the year ended January 1, 2017.

Page - 19

•
Excluding revenue from acquisitions, organic revenue decreased by approximately $157 million or 5.8% for the year ended January 1, 2017, compared to the prior year. The decrease in organic revenue was primarily due to Amazon, our largest customer, substantially in-sourcing the recruitment and management of contingent labor for its warehouse fulfillment centers and distribution sites in the United States. Revenue from our largest customer declined by $183 million or 51.7% for the year ended January 1, 2017, compared to the prior year. Excluding this customer, organic revenue increased by 1.1% and, excluding the 53rd week of fiscal 2016, was essentially unchanged from the prior year.

•
Demand for our temporary and permanent staffing services is largely dependent upon general economic and labor trends. Correspondingly, financial results for the year ended January 1, 2017 were negatively impacted by soft economic growth with mixed results by industry. Revenue trends softened in 2016 and continue to be mixed across geographies and the industries we serve.

Total company gross profit as a percentage of revenue for the year ended January 1, 2017 was 24.7%, compared to 23.6% in the prior year. The increase of 1.1% was due primarily to the impact of the acquired SIMOS and Aon Hewitt RPO businesses of 0.6%, which carried higher gross margins in comparison to our blended company average, and the positive impact of a revenue mix change of 0.6% largely driven by the decline in revenue from our largest customer which carries a lower gross margin than our blended average. We continue to experience resistance from our customers to accept price increases beyond the normal increases caused by increasing minimum wages and benefits in a sluggish economy and higher temporary worker wages in a tightening labor market.

Total company selling, general and administrative ("SG&A") expense increased by $50 million to $546 million for the year ended January 1, 2017, compared to the prior year. The increase includes expenses related to the acquired operations of SIMOS and the RPO business of Aon Hewitt of approximately $38 million, as well as an increase in incremental acquisition and integration costs of $2 million to fully integrate the RPO business of Aon Hewitt into the PeopleScout service line in the current year. Excluding the impact of these acquisitions, organic SG&A expense increased by $10 million or approximately $3 million excluding the 53rd week of fiscal 2016. The increase included approximately $6 million of costs incurred to exit the delivery business of our largest customer and certain other realignment costs.

Total company SG&A expense as a percentage of revenue increased to 19.9% for the year ended January 1, 2017, from 18.4% in the prior year. The organic revenue decline outpaced the decline in operating expenses. With the slowdown in revenue growth, we put cost control programs in place during the first quarter of 2016 and expanded those programs in subsequent quarters as the sluggish economy persisted and revenues declined from our largest customer. We have reduced costs in line with our plans. We will continue to monitor and manage our SG&A costs in the current environment of sluggish growth.

Total company loss from operations was $17 million for the year ended January 1, 2017, compared to income from operations of $98 million in the prior year. Included in the operating results for the year ended January 1, 2017 is a non-cash goodwill and intangible asset impairment charge of $104 million primarily driven by a change in the scope of services with our largest customer. Excluding the impairment charge, net income from operations was $87 million, or 3.1% as a percentage of revenue for the year ended January 1, 2017, compared to 3.6% for the in the prior year. The decline in performance is primarily due to slowed organic revenue growth and associated gross margin compression partially offset by our success with cost management.
Our effective tax rate on earnings for the year ended January 1, 2017 was 25.0%, compared to 26.1% in the prior year. A significant driver of fluctuations in our effective income tax rate is the Work Opportunity Tax Credit (“WOTC”) program. WOTC is designed to encourage employers to hire workers from certain disadvantaged targeted categories with higher unemployment rates and reduce our income taxes. WOTC was restored retroactively to January 1, 2015 and through December 31, 2019, as a result of the Protecting Americans from Tax Hikes Act of 2015 signed into law on December 18, 2015.
Net loss was $15 million, or $0.37 per diluted share for the year ended January 1, 2017, compared to net income of $71 million, or $1.71 per diluted share in the prior year. Excluding the goodwill and intangible asset impairment charge, net income would have been $67 million.

We believe we are taking the right steps to preserve our operating margin and produce long-term growth for shareholders. We also believe we are in a strong position financially to fund working capital needs for growth opportunities. As of January 1, 2017, we had cash and cash equivalents of $35 million and $136 million available under the Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility ("Revolving Credit Facility") for total liquidity of $171 million, or a 59% increase over the prior year end.
RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Years ended
	2016	% of revenue	2015	% of revenue	2014	% of revenue
Revenue from services	$2,750,640		$2,695,680		$2,174,045
Total revenue growth %	2.0%		24.0%		30.3%

Gross profit	$679,718	24.7%	$635,673	23.6%	$536,979	24.7%
Selling, general and administrative expense	546,477	19.9%	495,988	18.4%	425,777	19.6%
Depreciation and amortization	46,692	1.7%	41,843	1.6%	29,474	1.4%
Goodwill and intangible asset impairment charge	103,544	3.8%	—		—
Income (loss) from operations	(16,995)	(0.6)%	97,842	3.6%	81,728	3.8%
Interest and other income (expense), net	(3,345)		(1,395)		116
Income (loss) before tax expense	(20,340)		96,447		81,844
Income tax expense (benefit)	(5,089)		25,200		16,169
Net income (loss)	$(15,251)	(0.6)%	$71,247	2.6%	$65,675	3.0%
Net income (loss) per diluted share	$(0.37)		$1.71		$1.59

Our year-over-year trends are significantly impacted by the following acquisitions:

•
Staffing Solutions Holdings, Inc. ("Seaton") was acquired effective the first day of our fiscal third quarter in 2014 and, accordingly, is included in only twenty-six of the fifty-two weeks ended December 26, 2014, as compared to the entire year ended December 25, 2015. The Seaton acquisition added three new service lines with capabilities to better meet our objective of providing our customers with the talent and flexible workforce solutions they need to enhance their business performance. These service lines have dedicated customer on-site and virtual teams which leverage highly centralized support services for recruiting and delivering services to meet the specialized needs of each customer. Since these service lines do not operate a branch network, they can function more flexibly. The acquisition of Seaton added the Staff Management service line for on-premise staffing for large scale exclusive sourcing, screening, recruitment, and management of a customer's on-premise contingent labor workforce; the PeopleScout service line for recruitment process outsourcing for high-volume sourcing, screening, and recruiting of permanent employees for all major industries and jobs; and a managed service provider solution business, which provides customers with improved quality and spend management of their contingent labor vendors.

•
Effective December 1, 2015, we acquired SIMOS, a leading provider of on-premise workforce management solutions. SIMOS specializes in helping clients streamline warehouse/distribution operations to meet the growing demand for e-commerce and supply chain solutions. They are also experts in providing scalable solutions for pick and pack and shipping requirements. Their unique productivity model incorporates fixed price-per-unit solutions to drive client value. Additionally, their continuous analysis and improvement of processes and incentive pay drives workforce efficiency and reduces costs, lowers risk of injury and damage, and improves productivity and service levels. SIMOS expands our existing services for on-premise staffing and management of a facility's contingent workforce.

•
Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, a leading provider of RPO services. The acquired operations expand and complement our PeopleScout services and were fully integrated into this service line in 2016.

We realigned our reporting structure in the fourth quarter of fiscal 2016 to streamline our operations and make it easier for our customers to leverage our total workforce solution by using both our contingent work and permanent placement services. We now report our business as three distinct segments. Our former Staffing Services reportable segment has been separated into two reportable segments, PeopleReady and PeopleManagement, and our former Managed Services reportable segment has been renamed

Page - 20

PeopleScout. In addition, we changed our methodology for allocating certain corporate costs to our segments, which decreased our corporate unallocated expenses. The prior year amounts have been recast to reflect this change for consistency. See Note 17: Segment Information, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for additional details of our service lines and reportable segments.

•
PeopleReady is the new name for our branch-based blue-collar industrial staffing services. PeopleReady combines Labor Ready, CLP Resources, and Spartan Staffing into one specialized workforce solutions service line creating a more seamless experience for our customers to access all of our blue-collar contingent on-demand general and skilled labor service offerings with more comprehensive solutions to enhance their performance and growth. PeopleReady services provide a wide range of staffing solutions for contingent on-demand general and skilled labor to a broad range of industries that include retail, manufacturing, warehousing, logistics, energy, construction, hospitality, and others. PeopleReady helped approximately 122,000 businesses in 2016 to be more productive by providing easy access to dependable contingent labor. Through our PeopleReady service line, we connected over 414,000 people with work in 2016. We have a network of 670 branches across all 50 states, Puerto Rico, and Canada.

•
PeopleManagement predominantly encompasses our on-site placement and management services and provides a wide range of workforce management solutions for blue-collar contingent on-premise staffing and management of a facility's workforce. We use distinct brands to market our PeopleManagement contingent workforce solutions and operate as Staff Management, SIMOS, PlaneTechs, and Centerline. Staff Management specializes in exclusive recruitment and on-premise management of a facility's contingent industrial workforce. SIMOS specializes in exclusive recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. PlaneTechs specializes in temporary skilled mechanics and technicians to the aviation and transportation industries; and Centerline Drivers specializes in dedicated and temporary truck drivers to the transportation and distribution industries. PeopleManagement helped approximately 900 businesses in 2016 to be more productive by providing easy access to dependable blue-collar contingent workforce solutions. Through our PeopleManagement service line, we connected over 133,000 people with work in 2016. We have over 310 on-premise locations at customers' facilities.

•
PeopleScout provides outsourced recruitment for permanent employees for all major industries and jobs. Our dedicated recruitment process outsourcing service delivery teams work as an integrated partner with our customers in providing end-to-end talent acquisition services from sourcing candidates to on-boarding employees. In 2016, PeopleScout placed over 268,000 individuals into permanent jobs with 200 customers. Our PeopleScout segment also includes a management service provider business which provides customers with improved quality and spend management of their contingent labor vendors.

Our fiscal year-end changed from the last Friday in December to the Sunday closest to the last day in December effective in the fourth quarter of 2016. The week ending date was moved forward from Friday to Sunday to better align with the work week of our customers. In addition, the 2016 fiscal year included 53 weeks, with the 53rd week falling in our fourth fiscal quarter. All prior years presented include 52 weeks. The revenue for the nine additional billing days was $34 million. This period is one of our lowest revenue weeks of the year. The gross profit generated during this period is more than offset by the operating expenses resulting in a loss from operations of approximately $1 million.
FISCAL 2016 AS COMPARED TO FISCAL 2015
Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Years ended
	2016	2015
Revenue from services	$2,750,640	$2,695,680
Total revenue growth %	2.0%	24.0%
Total company revenue grew to $2.8 billion for the year ended January 1, 2017, a 2.0% increase compared to the same period in the prior year, primarily due to increased revenue from acquisitions offset by decreased revenue from our largest customer, Amazon.

For the year ended January 1, 2017, the acquisition of SIMOS contributed $145 million in revenue through November 2016, the one year anniversary of the acquisition, or 5.4% of revenue growth, compared to the prior year, and the acquisition of the RPO business of Aon Hewitt contributed $67 million in revenue, or 2.5% of revenue growth, compared to the prior year. Excluding revenue from acquisitions, organic revenue decreased by approximately $157 million, or 5.8% for the year ended January 1, 2017, as compared to the prior year. The decrease in organic revenue was primarily due to our largest customer substantially in-sourcing the recruitment and management of contingent labor for its warehouse fulfillment centers and distribution sites in the United States. Revenue from

Page - 21

our largest customer declined by $183 million, or 51.7% for the year ended January 1, 2017. Excluding this customer, organic revenue increased by 1.1% and, excluding the 53rd week of fiscal 2016, was essentially unchanged from the prior year.

Demand for our temporary and permanent staffing services is largely dependent upon general economic and labor trends. Correspondingly, financial results for the year ended January 1, 2017 were negatively impacted by soft economic growth with mixed results by industry.

Revenue from services by reportable segment was as follows (in thousands, except percentages):

	Years ended
	2016	Growth %	Segment % of Total	2015	Segment % of Total
Revenue from services
PeopleReady	$1,629,455	0.2%	59.2%	$1,625,817	60.3%
PeopleManagement	940,453	(2.6)%	34.2%	965,331	35.8%
PeopleScout	180,732	72.9%	6.6%	104,532	3.9%
Total company revenue from services	$2,750,640	2.0%	100.0%	$2,695,680	100.0%
PeopleReady revenue grew to $1.6 billion for the year ended January 1, 2017, a 0.2% increase compared to the prior year or 1.0% decline excluding the 53rd week of fiscal 2016. Revenue trends softened in 2016 across all geographies. However, we saw some improvement during the latter part of 2016. Revenue trends were also mixed across the industries we serve. Modest revenue growth for our small to medium-sized customers was more than offset by declining revenue trends for our larger national customers. Growth in residential construction and hospitality industries was more than offset by declines in retail, commercial construction, energy, manufacturing, and service-based industries. Caution over the sluggish economy persisted across many of the industries we serve.
PeopleManagement revenue declined to $940 million for the year ended January 1, 2017, a 2.6% decrease compared to the prior year, or a decline of 3.8% excluding the 53rd week of fiscal 2016. Effective December 1, 2015, we acquired SIMOS which contributed $145 million in revenue through November 2016, the one year anniversary of the acquisition, for the fiscal year 2016. The increase from the SIMOS acquisition was more than offset by decreased revenue from our largest customer, which substantially in-sourced the recruitment and management of contingent labor for its warehouse fulfillment centers and distribution sites in the United States. Revenue from our largest customer declined by $183 million or 51.7% for the year ended January 1, 2017, compared to the prior year. Excluding this customer, organic revenue increased by 2.1% and, excluding the 53rd week of fiscal 2016, was essentially unchanged from the prior year. Organic revenue trends improved in the latter part of the year with modest increases in demand from existing customers and the addition of new customers.
PeopleScout revenue increased to $181 million for the year ended January 1, 2017, a 72.9% increase compared to the prior year. The increase is primarily due to the acquisition of the RPO business of Aon Hewitt effective January 4, 2016. The RPO business of Aon Hewitt contributed $67 million in revenue, or 63.6% of our revenue growth for the year ended January 1, 2017. Organic revenue grew 9.3%, or 8.1% excluding the 53rd week of fiscal 2016. The organic revenue growth was driven primarily by winning new customers. Revenue growth from existing customers was mixed. We experienced growing demand in a tightening labor market for outsourced recruiting services for permanent positions for certain customers and industries. This was partially offset by reduced demand from some existing customers and their continued caution in a sluggish economy.
Gross profit
Gross profit was as follows (in thousands, except percentages):

	Years ended
	2016	2015
Gross profit	$679,718	$635,673
Percentage of revenue	24.7%	23.6%
Total company gross profit as a percentage of revenue for the year ended January 1, 2017 was 24.7%, compared to 23.6% in the prior year. The increase of 1.1% was due primarily to the impact of the acquired SIMOS and Aon Hewitt RPO businesses of 0.6%, which carried higher gross margins in comparison to our blended company average, and the positive impact of a revenue mix change of 0.6% largely driven by the decline in revenue from our largest customer which carries a lower gross margin than our blended average. This increase was partially offset by a resistance from our customers for contingent staffing services to accept price increases beyond the increases caused by increasing minimum wages and benefits in a sluggish economy and higher temporary worker wages

Page - 22

in a tightening labor market. Through disciplined pricing, we have made continuous progress throughout the current year in reducing gross margin compression and passing through our normal markup on increased statutory costs in higher bill rates.
Workers’ compensation expense as a percentage of revenue was 3.4% for the year ended January 1, 2017, compared to 3.6% in the prior year. Our continuous efforts to actively manage the safety of our temporary workers with our safety programs and control increasing costs with our network of workers' compensation service providers have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers' compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs. However, in line with our expectations, we are experiencing diminishing favorable adjustments to our workers' compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expense was as follows (in thousands, except percentages):

	Years ended
	2016	2015
Selling, general and administrative expense	$546,477	$495,988
Percentage of revenue	19.9%	18.4%

SG&A expense increased by $50 million to $546 million for the year ended January 1, 2017, compared to the prior year. The increase includes expenses related to the acquired operations of SIMOS and the RPO business of Aon Hewitt of approximately $38 million, as well as an increase in incremental acquisition and integration costs of $2 million to fully integrate the RPO business of Aon Hewitt into the PeopleScout service line in the current year. Excluding the impact of these acquisitions, organic SG&A expense increased by $10 million, or approximately $3 million excluding the 53rd week of fiscal 2016. The increase included approximately $6 million of costs incurred to exit the delivery business of our largest customer and certain other realignment costs. With the slowdown in current year growth we put cost control programs in place during the first quarter of 2016 and expanded those programs in subsequent quarters as the sluggish economy persisted and revenues declined from our largest customer as they substantially in-sourced the recruitment and management of contingent labor. We have reduced costs in line with our plans.

SG&A expense as a percentage of revenue increased to 19.9% for the year ended January 1, 2017 from 18.4%, compared to the prior year. The cost control programs which commenced in the first quarter and expanded in subsequent quarters have progressively reduced SG&A expense as a percentage of revenue throughout the year. However, continued organic revenue declines outpaced the decline in operating expenses. We will continue to monitor and manage our SG&A costs in the current environment of sluggish growth.
Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Years ended
	2016	2015
Depreciation and amortization	$46,692	$41,843
Percentage of revenue	1.7%	1.6%
Depreciation and amortization increased $5 million to $47 million for the year ended January 1, 2017, primarily due to the amortization of acquired finite-lived intangible assets of $8 million in connection with the acquisitions of SIMOS and the RPO business of Aon Hewitt. This was partially offset by reduced amortization of $2 million due to intangible asset impairment, primarily driven by a change in the scope of services with our largest customer and fully amortized assets.
Goodwill and intangible asset impairment charge

The goodwill and intangible asset impairment charge of $104 million for the year ended January 1, 2017 includes a non-cash goodwill and intangible asset impairment charge of $99 million recognized in the second quarter of 2016. We test goodwill and indefinite-lived intangible assets for impairment annually on the first day of our second quarter and whenever events or circumstances arise that indicate an impairment may exist, such as the loss of key customers and adverse industry and economic conditions.

Page - 23

The impairment was primarily driven by a change in the scope of services with our largest customer, as we reported in April 2016, of $67 million, and also other changes in outlook reflecting recent economic and industry conditions of $32 million.

The impairment charge further includes a non-cash intangible trade name impairment charge of $4 million driven by a change to our branding in connection with the consolidation of our retail branch network service lines of Labor Ready, Spartan Staffing, and CLP Resources under the PeopleReady brand name during the third quarter of 2016. See Summary of Critical Accounting Estimates for further discussion.

A summary of the goodwill and intangible asset impairment charges by service line is as follows (in thousands):

	Customer relationships	Trade name/trademarks	Goodwill	Total
Staff Management	$28,900	$4,500	$33,700	$67,100
PlaneTechs	—	—	17,000	17,000
hrX	—	—	15,169	15,169
Spartan Staffing and CLP Resources	—	4,275	—	4,275
Total non-cash impairment charges	$28,900	$8,775	$65,869	$103,544
Income (loss) from operations
Income (loss) from operations was as follows (in thousands, except percentages):

	Years ended
	2016	2015
Income (loss) from operations	$(16,995)	$97,842
Percentage of revenue	(0.6)%	3.6%

Loss from operations was $17 million for the year ended January 1, 2017, compared to income from operations of $98 million for the same period in 2015. Included in the operating results for the year ended January 1, 2017 is a non-cash goodwill and intangible asset impairment charge of $104 million. Excluding the impairment charge, net income from operations was $87 million, or 3.1% as a percentage of revenue for the year ended January 1, 2017, compared to 3.6% in the prior year. The decline in performance was primarily due to slowed organic revenue growth and associated gross margin compression partially offset by our success with cost management.

The income (loss) from operations for each reportable segment was as follows:

PeopleReady segment operating income with and without goodwill and intangible asset impairment charge for ease of comparability are as follows (in thousands, except for percentages):

	Years ended
	2016	2015
Income from operations	$101,270	$123,899
Percentage of revenue	6.2%	7.6%

Goodwill and intangible asset impairment charge	4,275
Income from operations excluding impairment charge	$105,545
Percentage of revenue	6.5%

PeopleReady income from operations increased to $101 million, or 6.2% of revenue for the year ended January 1, 2017, compared to $124 million, or 7.6% of revenue in the prior year. Income from operations included a non-cash goodwill and intangible asset impairment charge of $4 million for the year ended January 1, 2017 driven by a change to our branding in connection with the consolidation of our retail branch network service lines of Labor Ready, Spartan Staffing, and CLP Resources. Excluding the goodwill and intangible asset impairment charge, income from operations decreased to 6.5% of revenue for the year ended January 1, 2017, compared to 7.6% of revenue in the prior year due to gross margin compression and the de-leveraging effect associated with the fixed costs in a branch network partially offset by cost control programs. Gross margin compression was caused by resistance from our customers to accept price increases beyond the increases caused by increasing minimum wages and benefits in a sluggish economy and higher contingent worker wages in a tightening labor market. Through disciplined pricing, we have made continuous progress throughout the current year in successfully passing through our normal markup on increased statutory costs in higher bill rates. Due

Page - 24

to the current year slowdown in revenue growth, we curtailed investments made in the prior year in selling and recruiting resources to fuel revenue growth and commenced cost control programs in the first quarter of 2016 and expanded those programs in subsequent quarters as the sluggish economy persisted. We have reduced SG&A costs in line with our plans and have generated progressively improving operating income margins during the course of the year. We will continue to closely monitor and manage our SG&A costs in the current environment.

PeopleManagement segment operating income (loss) with and without goodwill and intangible asset impairment charge are as follows for ease of comparability (in thousands, except for percentages):

	Years ended
	2016	2015
Income (loss) from operations	$(60,452)	$36,512
Percentage of revenue	(6.4)%	3.8%

Goodwill and intangible asset impairment charge	84,100
Income from operations excluding impairment charge	$23,648
Percentage of revenue	2.5%

PeopleManagement income from operations decreased to a loss of $60 million for the year ended January 1, 2017, compared to income of $37 million in the prior year. Loss from operations included a non-cash goodwill and intangible asset impairment charge of $84 million for the year ended January 1, 2017. The goodwill and intangible asset impairment charge in connection with our annual impairment test, was primarily driven by a change in the scope of services with our largest customer reported in April 2016, for our Staff Management service line, as well as other changes in our future outlook, which reflect recent economic and industry conditions for our PlaneTechs service line. See Summary of Critical Accounting Estimates for further discussion.

Excluding the goodwill and intangible asset impairment charge, income from operations decreased to 2.5% of revenue for the year ended January 1, 2017, compared to 3.8% for the prior year due primarily to the pace of the Amazon revenue decline slightly outpacing the decline in costs to support the wind down of our largest customer's business as they substantially in-sourced the recruitment and management of contingent labor, as well as the de-leveraging effect associated with the fixed costs of centralized services. With the slowdown in current year growth, we put in place cost control programs and will continue to closely monitor and manage our SG&A costs in the current environment.

PeopleScout segment operating income with and without goodwill and intangible asset impairment charge are as follows for ease of comparability (in thousands, except for percentages):

	Years ended
	2016	2015
Income from operations	$19,116	$9,324
Percentage of revenue	10.6%	8.9%

Goodwill and intangible asset impairment charge	15,169
Income from operations excluding impairment charge	$34,285
Percentage of revenue	19.0%

PeopleScout income from operations of $19 million for the year ended January 1, 2017 is net of a non-cash goodwill and intangible asset impairment charge of $15 million, recorded in operating expenses in the second fiscal quarter of 2016, in connection with our annual impairment test. The impairment was primarily driven by changes in our future outlook, which reflects recent economic and industry conditions for the hrX service line. See Summary of Critical Accounting Estimates for further discussion.

Excluding the goodwill and intangible asset impairment charge, income from operations increased to 19.0% of revenue for the year ended January 1, 2017, compared to 8.9% in the prior year primarily due to the impact of productivity improvement programs and the acquired Aon Hewitt RPO business. PeopleScout put in place programs to improve the productivity of our recruitment process and service delivery, which improved income from operations as a percentage of revenue, as compared to the prior year. Further improvements to income from operations as a percentage of revenue were due to the acquired Aon Hewitt RPO business, which carried higher gross margins in comparison to our legacy blended PeopleScout average, combined business synergies, and lower cost of support activities provided by Aon Hewitt for the acquired operations during the transition year.

Page - 25

Income taxes
The income tax expense (benefit) and the effective income tax rate were as follows (in thousands, except percentages):

	Years ended
	2016	2015
Income tax expense (benefit)	$(5,089)	$25,200
Effective income tax rate	25.0%	26.1%

Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, tax credits, audit developments, changes in law, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. Except as required under U.S. federal income tax law, we do not provide for U.S. federal income taxes on undistributed earnings of our foreign subsidiaries because we consider those earnings to be permanently invested outside of the United States.

A significant driver of fluctuations in our effective income tax rate is the Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage hiring of workers from certain disadvantaged targeted categories, and is generally calculated as a percentage of wages over a twelve month period up to worker maximum by targeted category. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted categories; 2) the targeted categories are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize additional prior year hiring credits if credits in excess of original estimates have been certified by government offices. WOTC was restored through December 31, 2019, as a result of the Protecting Americans from Tax Hikes Act of 2015, signed into law on December 18, 2015.

Changes to our effective tax rate as a result of hiring credits and impairment were as follows:

	Years ended
	2016	2015
Effective income tax rate without hiring credits or impairment	40.5%	41.6%
Hiring credits estimate from current year wages	(14.4)	(10.5)
Additional hiring credits from prior year wages	(7.6)	(5.0)
Goodwill and intangible asset impairment impact	6.5	—
Effective income tax rate	25.0%	26.1%
Our effective tax rate for the year ended January 1, 2017 was 25.0%, which is calculated with a goodwill and intangible asset impairment charge. Excluding this impairment charge, our effective tax rate would have been 18.5%, as compared to 26.1% in prior year, primarily because of increased tax rate benefit from WOTC.
FISCAL 2015 AS COMPARED TO FISCAL 2014
Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Years ended
	2015	2014
Revenue from services	$2,695,680	$2,174,045
Total revenue growth %	24.0%	30.3%

Revenue grew to $2.7 billion for fiscal 2015, a 24.0% increase compared to fiscal 2014 was largely due to the acquisitions of Seaton in fiscal 2014 and SIMOS in fiscal 2015. The year ended December 25, 2015 included a full year of revenue for Seaton of $811 million compared to $394 million from the date of acquisition through our year ended December 26, 2014, contributing 18.1% of our revenue growth, or 15.8% excluding Seaton organic revenue growth in fiscal 2015. The year ended December 25, 2015 included one month of SIMOS revenue of $22 million, or 1.0% of our revenue growth over the prior year.

Page - 26

Organic revenue growth for the year ended December 25, 2015 was 7.2%. Quarterly year-over-year organic revenue growth was 0.4% for the first quarter, 1.4% for the second quarter, 8.0% for the third quarter, and 14.1% for the fourth quarter. The annual and accelerating quarterly organic revenue growth was driven by widespread improvement across most of our service lines, geographies, and the industries we serve. The construction industry saw considerable growth driven by improving momentum in both residential and commercial construction as well as green energy projects. Rapid growth in e-commerce resulted from considerable growth in warehousing and distribution. Demand by the transportation industry for our driver workforce solutions continued to see double digit growth. We saw improving trends with small to medium sized customers and continued growth with our national customers. The positive trends were partially offset by ongoing pressure on the manufacturing industry, which continued to face a challenging export market. The demand for our specialized workforce solutions remained strong as labor markets continued to tighten and our customers needed our specialized solutions to find talent.
Revenue from services by reportable segment was as follows (in thousands, except percentages):

	Years ended
	2015	Growth %	Segment % of Total	2014	Segment % of Total
Revenue from services
PeopleReady	$1,625,817	5.9%	60.3%	$1,534,547	70.6%
PeopleManagement	965,331	63.2%	35.8%	591,366	27.2%
PeopleScout	104,532	117.2%	3.9%	48,132	2.2%
Total company revenue from services	$2,695,680	24.0%	100.0%	$2,174,045	100.0%
PeopleReady revenue grew to $1.6 billion for fiscal 2015, a 60.3% increase compared to fiscal 2014. Revenue growth was driven by widespread improvement across most of our staffing service lines, geographies, and the industries we serve. The construction industry saw considerable growth driven by improving momentum in both residential and commercial construction as well as green energy projects. We saw improving trends with small to medium sized customers and continued growth with our national customers. The positive trends are partially offset by continued pressure on the manufacturing industry, which continues to face a challenging export market.
PeopleManagement revenue increased to $965 million for fiscal 2015, a 35.8% increase compared to fiscal 2014, primarily due to the acquisition of the Staff Management service line of Seaton in the prior year and SIMOS in the current year. The year ended December 25, 2015 included a full year of revenue for Staff Management of $705 million compared to $346 million from the date of acquisition through our year ended December 26, 2014, or 57.1% of our reportable segment revenue growth. The year ended December 25, 2015 included one month of SIMOS revenue of $22 million, or 3.7% of our revenue growth over the prior year. Rapid growth in e-commerce resulted in considerable growth in warehousing and distribution. Demand by the transportation industry for our driver workforce solutions continues to see double digit growth.
PeopleScout revenue increased to $105 million for fiscal 2015, a 3.9% increase compared to fiscal 2014 due to a full year of results compared to a partial year results from the PeopleScout service line and the managed service provider business of Seaton.
Gross profit
Gross profit was as follows (in thousands, except percentages):

	Years ended
	2015	2014
Gross profit	$635,673	$536,979
Percentage of revenue	23.6%	24.7%
Gross profit as a percentage of revenue for fiscal 2015 was 23.6% compared to 24.7% in fiscal 2014 for a decline of 1.1 percentage points of revenue. The decline was largely due to the impact of the Seaton acquisition, which carried lower gross margins in comparison with the blended company average. This was partially offset by improved gross margin in our organic business through disciplined pricing and management of our increasing minimum wage for labor, health benefits, and payroll taxes.
Workers’ compensation expense as a percentage of revenue was unchanged at 3.6% for fiscal 2015 and 2014.

Page - 27

Selling, general and administrative expense
SG&A expense was as follows (in thousands, except percentages):

	Years ended
	2015	2014
Selling, general and administrative expense	$495,988	$425,777
Percentage of revenue	18.4%	19.6%
SG&A expense as a percentage of revenue decreased to 18.4% in fiscal 2015, from 19.6% in fiscal 2014, primarily due to Seaton's lower cost of doing business as a percentage of revenue. The acquired service lines offer workforce solutions as an integrated partner with our customers, which are delivered through highly centralized operations in Chicago, Illinois with support from on-site and virtual employee teams. Since we do not operate a branch network to service customers, we are able to utilize a more flexible support structure that results in lower SG&A expense as a percentage of revenue.
SG&A expense increased by $70 million to $496 million for fiscal 2015, compared to fiscal 2014. The increase was primarily related to a full year of the acquired operations of Seaton of approximately $56 million. We completed the acquisition of Seaton on the first business day of our third quarter of 2014. The integration of Seaton was completed during 2015. The remaining increase was primarily related to variable costs related to organic revenue growth and investments made in selling and recruiting resources for blue-collar staffing services as well as start-up costs for on-site customers and new recruitment process outsourcing customers.
Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Years ended
	2015	2014
Depreciation and amortization	$41,843	$29,474
Percentage of revenue	1.6%	1.4%
Depreciation and amortization expense increased $12 million for fiscal 2015. The increase was primarily due to a full year of amortization expense for intangible assets acquired in connection with Seaton of $15 million and the depreciation of the fair value of acquired tangible assets compared to half a year of amortization expense in 2014.
Income from operations
Income from operations was as follows (in thousands, except percentages):

	Years ended
	2015	2014
Income from operations	$97,842	$81,728
Percentage of revenue	3.6%	3.8%

Income from operations grew to $98 million for fiscal 2015, or an increase of 19.7% compared to $82 million in fiscal 2014. The improved performance reflects solid revenue growth, disciplined pricing, and effective cost control partially offset by investments made in sales and recruiting resources as well as start-up costs for on-site customers and new recruitment process outsourcing customers.

The income from operations for each reportable segment was as follows:

PeopleReady segment operating income are as follows (in thousands, except for percentages):

	Years ended
	2015	2014
Income from operations	$123,899	$105,731
Percentage of revenue	7.6%	6.9%

Page - 28

PeopleReady segment operating income from operations increased to $124 million, or 7.6% as a percentage of revenue for fiscal 2015, compared to $106 million, or 6.9% as a percentage of revenue for fiscal 2014. The improved performance reflects solid revenue growth, disciplined pricing, and effective cost control partially offset by investments made in sales and recruiting resources.

PeopleManagement segment operating income are as follows (in thousands, except for percentages):

	Years ended
	2015	2014
Income from operations	$36,512	$28,828
Percentage of revenue	3.8%	4.9%

PeopleManagement segment operating income from operations increased to $37 million for fiscal 2015, compared to $29 million for fiscal 2014. The increase in operating income is primarily due to the acquisition of the Staff Management service line of Seaton in the prior year. The year ended December 25, 2015 included a full year of operating results for the Staff Management compared to a partial year from the date of acquisition through our fiscal year ended December 26, 2014. Operating income declined to 3.8% as a percentage of revenue for fiscal 2015 from 4.9% for fiscal 2014, primarily due to a revenue mix change largely driven by the increase in Staff Management revenue from our largest customer, which carries a lower gross margin than our blended average as well as start-up costs for new sites for our largest customer and other on-site customers.

PeopleScout segment operating income are as follows (in thousands, except for percentages):

	Years ended
	2015	2014
Income from operations	$9,324	$3,074
Percentage of revenue	8.9%	6.4%

PeopleScout segment operating income from operations increased to $9 million for fiscal 2015, compared to $3 million for fiscal 2014. The increase is due to a full year of results compared to a partial year results from the PeopleScout service line and the managed service provider business of Seaton acquired in 2014. PeopleScout segment operating income as a percentage of revenue increased to 8.9% for fiscal 2015, compared to 6.4% for fiscal 2014. The increase is due to a change in revenue mix, which was partially offset by start-up costs for new recruitment process outsourcing customers.
Income taxes
The income tax expense and the effective income tax rate were as follows (in thousands, except percentages):

	Years ended
	2015	2014
Income tax expense	$25,200	$16,169
Effective income tax rate	26.1%	19.8%

Changes to our effective tax rate as a result of hiring credits and impairment were as follows:

	Years ended
	2015	2014
Effective income tax rate without hiring credits or impairment	41.6%	41.1%
Hiring credits estimate from current year wages	(10.5)	(10.7)
Additional hiring credits from prior year wages	(5.0)	(10.6)
Effective income tax rate	26.1%	19.8%
Our effective income tax rate on earnings for fiscal 2015 was 26.1%, compared 19.8% for fiscal 2014, primarily because of decreased tax rate benefit from WOTC.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for fiscal 2017. These expectations are subject to revision as our business changes with the overall economy.

•
Growth slowed throughout fiscal 2016 in many of the geographies and industries we serve and gross margin, excluding the favorable impact of acquisitions and sales mix, has been under pressure. Our top priority remains to produce solid organic revenue and gross profit growth while leveraging our cost structure to increase operating income as a percentage of revenue. Through disciplined pricing and management of increasing minimum wages, taxes, and benefits, we expect to pass through the higher cost of our temporary workers. We implemented cost reduction programs in the first quarter of 2016 which we expanded during subsequent quarters to address revenue declines and preserve operating margin. We expect to see the full benefit of those cost reductions in 2017. However, we could see additional pressure on organic revenue trends and expect continued pressure on gross margin as customers look for cost reductions due to tepid economic conditions. We will continue to closely monitor and manage our costs.

•
The acquisition of SIMOS provides new capabilities that enhance the value proposition of the on-premise staffing business of our Staff Management service line. The SIMOS business model is based on a productivity-based pricing model where the customer outsources a complete work cell to SIMOS. Through a combination of process redesign and best practices, SIMOS is able to increase the efficiency of a customer's contingent workforce and align the cost of the workforce with the level of demand within a customer's business. We believe this adds an appealing solution to certain parts of our existing on-premise business as well as opportunities in the broader marketplace. This acquisition is outperforming management's initial expectations.

•
PeopleScout is a recognized industry leader of RPO services, which are in the early stages of their adoption cycles. The acquisition of the RPO business of Aon Hewitt positions PeopleScout as the leading provider of RPO solutions and accelerates our global RPO strategy. The acquisition added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance. This acquisition exceeded management's initial expectations. We expect continued growth with a differentiated service that leverages innovative technology for high-volume scalable sourcing and dedicated client service teams for connecting the best talent to work opportunity, reducing the cost of hiring, and delivering a better outcome for the customer.

•
We are committed to technology innovation that makes it easier for our customers to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access, speed, and ease of connecting our customers and workers. We expect these investments will increase the competitive differentiation of our services, improve the efficiency of our service delivery, and reduce our dependence on local branches to find temporary workers and connect them with work.

LIQUIDITY AND CAPITAL RESOURCES
The following discussion highlights our cash flow activities for the years ended January 1, 2017, December 25, 2015 and December 26, 2014.

Page - 29

Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Years ended
	2016	2015	2014
Net income (loss)	$(15,251)	$71,247	$65,675
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	46,692	41,843	29,474
Goodwill and intangible asset impairment charge	103,544	—	—
Provision for doubtful accounts	8,308	7,132	11,815
Stock-based compensation	9,363	11,103	11,051
Deferred income taxes	(25,355)	5,176	12,663
Other operating activities	7,910	446	898
Changes in operating assets and liabilities:
Accounts receivable	112,785	(89,474)	(77,629)
Income tax receivable	9,450	(16,678)	(5,696)
Accounts payable and other accrued expenses	(4,101)	23,261	(8,683)
Accrued wages and benefits	(7,313)	12,203	12,069
Workers' compensation claims reserve	11,070	14,736	1,579
Other assets and liabilities	4,652	(8,923)	(5,691)
Net cash provided by operating activities	$261,754	$72,072	$47,525
Fiscal 2016 as compared to fiscal 2015
Net cash provided by operating activities was $262 million for the year ended January 1, 2017, compared to $72 million for the same period in 2015.

•
Net loss of $15 million for the year ended January 1, 2017, includes a non-cash goodwill and intangible asset impairment charge of $82 million, net of tax. Excluding this charge, net income would have been $67 million.

•
The goodwill and intangible asset impairment charge of $104 million was primarily driven by a change in the scope of services with our largest customer of $67 million, as well as other changes in our future outlook reflecting recent economic and industry conditions of $32 million. In addition, it includes a $4 million trade name impairment charge in connection with the consolidation of our retail branch network under a common brand name. See Summary of Critical Accounting Estimates for further discussion.

•
The change in accounts receivable is primarily driven by the decline in revenue from our largest customer of $183 million, or 51.7% for the year ended January 1, 2017, compared to the prior year. Revenue from our largest customer peaked in the fourth quarter of fiscal 2015. They substantially in-sourced their recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States. The decline in accounts receivable was further driven by improved days sales outstanding due to revenue mix and improved collections.

•
An increase in income tax receivable is due primarily to higher than anticipated benefits from the Work Opportunity Tax Credit ("WOTC"). WOTC is designed to encourage employers to hire workers from certain disadvantaged targeted categories. The change to deferred income taxes is due primarily to the goodwill and intangible asset impairment charge.

•	The change in accounts payable is primarily driven by lower revenue growth, slower seasonal build, and cost control programs as compared to the prior year.

•	Accrued wages and benefits decreased primarily due to reductions in the flex workforce to align with client volume changes.

•
Generally, our workers' compensation claims reserve for estimated claims increases as contingent labor services increase and decreases as contingent labor services decline. During the current year, our workers' compensation claims reserve increased with the delivery of contingent labor services partially offset by claim payments.

Page - 30

Fiscal 2015 as compared to fiscal 2014
Net cash provided by operating activities increased $25 million in 2015 as compared with 2014, primarily due to:

•	An increase in net income of $6 million due to a combination of a full year of legacy Seaton results and legacy TrueBlue organic growth.

•
An increase in accounts payable and other accrued expenses of $32 million, primarily due to organic revenue growth in the fourth quarter of 14.1% and timing of payments. Additionally, the prior year accounts payable and accrued expenses were lower due to accelerated vendor payments to facilitate the transition of Seaton to TrueBlue's ERP system.

•	An increase in workers' compensation claims reserve of $13 million, primarily due to increased delivery of services.

•
An increase in depreciation and amortization of $12 million due to a full year of amortization of acquired finite-lived intangible assets in connection with our acquisition of Seaton, as compared to half a year in 2014.

•	An increase in accounts receivable of $12 million, primarily due to organic revenue growth in the fourth quarter of 14.1% compared to the same period in 2014.

•
An increase in income tax receivable of $11 million, primarily driven by restoring the WOTC. The Protecting Americans from Tax Hikes Act was signed into law on December 18, 2015, which restored these WOTC benefits retrospectively from January 1, 2015.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Years ended
	2016	2015	2014
Capital expenditures	$(29,042)	$(18,394)	$(16,918)
Acquisition of businesses, net of cash acquired	(72,476)	(67,500)	(305,876)
Purchases of marketable securities	—	—	(25,057)
Sales and maturities of marketable securities	—	1,500	44,167
Change in restricted cash and investments	(41,698)	(20,632)	(14,753)
Net cash used in investing activities	$(143,216)	$(105,026)	$(318,437)
Fiscal 2016 as compared to fiscal 2015
Cash flows used in investing activities were $143 million for the year ended January 1, 2017, compared to $105 million for the same period in 2015.

•	Cash used in investing activities of $72 million in 2016 was for the acquisition of the RPO business of Aon Hewitt, effective January 4, 2016.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. Changes in restricted cash and investments increased to $42 million for the year ended January 1, 2017, compared to $21 million in the prior year. This increase in cash used in investing activities was primarily due to an increase in collateral requirements paid to our workers' compensation insurance providers due to both organic growth in operations and acquisitions, as well as timing of collateral payments.

Fiscal 2015 as compared to fiscal 2014
Net cash used in investing activities decreased $213 million in 2015 as compared to 2014:

•	Cash used in investing activities of $68 million in 2015 was for the acquisition of SIMOS. In 2014, we acquired Seaton for $306 million.

•
Changes in restricted cash, cash equivalents, and investments increased to $21 million for the year ended December 25, 2015, compared to $15 million in 2014. This increase in cash used in investing activities was primarily due to an increase in collateral requirements paid to our workers' compensation insurance providers due to both organic growth in operations and acquisitions.

Page - 31

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Years ended
	2016	2015	2014
Purchases and retirement of common stock	$(5,748)	$—	$—
Net proceeds from stock option exercises and employee stock purchase plans	1,542	1,563	2,191
Common stock repurchases for taxes upon vesting of restricted stock	(2,851)	(3,869)	(3,114)
Net change in Revolving Credit Facility	(105,579)	46,091	171,994
Payments on debt and other liabilities	(2,456)	(2,078)	(2,267)
Other	(29)	1,079	978
Net cash provided by (used in) financing activities	$(115,121)	$42,786	$169,782
Fiscal 2016 as compared to fiscal 2015
Cash flows used in financing activities were $115 million for the year ended January 1, 2017, compared to cash flows provided by financing activities of $43 million for the same period in 2015 primarily due to repayments on our Revolving Credit Facility net of the acquisition of the RPO business of Aon Hewitt, effective January 4, 2016 in the amount of $72 million. See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Revolving Credit Facility.
Fiscal 2015 as compared to fiscal 2014
Cash provided by financing activities decreased $127 million in 2015 as compared to 2014, primarily due to repayments made on our Revolving Credit Facility, net of the purchase of SIMOS, in the amount of $68 million. See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Revolving Credit Facility.

Future outlook

Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300 million expires on June 30, 2019. The Revolving Credit Facility is an asset backed facility, which is secured by a pledge of substantially all of the assets of TrueBlue, Inc. and material U.S. domestic subsidiaries. The additional amount available to borrow at January 1, 2017 was $136 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

•	We had cash and cash equivalents of $35 million at January 1, 2017. We expect to continue to apply excess cash towards the outstanding balance on our Revolving Credit Facility.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At January 1, 2017, we had restricted cash and investments totaling $231 million.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources
Revolving Credit Facility
See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Revolving Credit Facility.
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions

Page - 32

that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At January 1, 2017, we had restricted cash and investments totaling $231 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust"). See Note 4: Restricted Cash and Investments, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Restricted Cash and Investments.
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
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2 million deductible limit, on a “per occurrence” basis and accordingly, we are substantially self-insured.
For workers’ compensation claims originating in Washington, North Dakota, Ohio, Wyoming, Canada and Puerto Rico (our “monopolistic jurisdictions”), we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs (with the exception of our PeopleReady service lines in Ohio where we have a self-insured policy). Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions.

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

	January 1, 2017	December 25, 2015
Cash collateral held by workers' compensation insurance carriers	$28,066	$23,133
Cash and cash equivalents held in Trust	32,841	26,046
Investments held in Trust	146,517	126,788
Letters of credit (1)	7,982	4,520
Surety bonds (2)	20,440	17,946
Total collateral commitments	$235,846	$198,433

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Page - 33

Workers' compensation reserve

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented (in thousands):

	January 1, 2017	December 25, 2015
Total workers’ compensation reserve	$277,351	$266,280
Add back discount on workers' compensation reserve (1)	14,818	18,026
Less excess claims reserve (2)	(52,930)	(49,026)
Reimbursable payments to insurance provider (3)	10,193	10,610
Less portion of workers' compensation not requiring collateral (4)	(13,586)	(47,457)
Total collateral commitments	$235,846	$198,433

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

•
positive or adverse development of claims. Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At January 1, 2017, the weighted average discount rate was 1.6%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At January 1, 2017, the weighted average rate was 2.0%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $53 million and $49 million as of January 1, 2017 and December 25, 2015, respectively.

Page - 34

The following table provides an analysis of changes in our workers’ compensation claims reserves (in thousands):

	Years ended
	2016	2015	2014
Beginning balance	$266,280	$242,839	$214,829
Self-insurance reserve expenses related to current year, net	88,753	93,138	82,102
Payments related to current year claims (1)	(16,529)	(19,519)	(17,482)
Payments related to claims from prior years (1)	(57,093)	(51,232)	(43,164)
Changes to prior years’ self-insurance reserve, net (2)	(12,992)	(10,117)	(22,426)
Amortization of prior years’ discount (3)	5,029	(1,293)	6,182
Net change in excess claims reserve (4)	3,903	3,976	2,216
Liability assumed from acquired business, net (5)	—	8,488	20,582
Ending balance	277,351	266,280	242,839
Less current portion	79,126	69,308	64,556
Long-term portion	$198,225	$196,972	$178,283

(1)	Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years.

(2)	Changes in reserve estimates are reflected in the statement of operations in the period when the changes in estimates are made.

(3)
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

(5)
Effective December 1, 2015, we acquired SIMOS, including $9 million of workers' compensation liability. For the period ended December 25, 2015, the assumed liability was reduced for payments and changes to actuarial estimates. Effective June 30, 2014, we acquired Seaton, including $26 million of workers' compensation liability. For the period ended December 26, 2014, the assumed liability was reduced for payments and changes to actuarial estimates.

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

Page - 35

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a summary of our contractual obligations as of the end of fiscal 2016. We expect to fund these commitments with existing cash and cash equivalents, and cash flows from operations.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest and fees (1):
Revolving Credit Facility	$108,155	$3,263	$104,892	$—	$—
Term Loan	25,835	2,926	22,909	—	—
Workers' compensation claims (2)	239,239	79,720	71,091	26,983	61,445
Deferred compensation (3)	2,957	793	802	563	799
Operating leases (4)	26,132	6,729	11,421	7,380	602
Purchase obligations (5)	11,585	7,630	3,765	190	—
Contingent consideration (6)	22,500	22,500	—	—	—
Total contractual cash obligations	$436,403	$123,561	$214,880	$35,116	$62,846

(1)
Interest and fees are calculated based on the rates in effect at January 1, 2017. Our Revolving Credit Facility expires in 2019. For additional information, see Note 8: Long-term Debt to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(2)
Excludes estimated expenses related to claims above our self-insured limits, for which we have a corresponding receivable based on the contractual policy agreements we have with insurance carriers. For additional information, see Note 7: Workers' Compensation Insurance to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(3)
Represents scheduled distributions based on the elections of plan participants. Additional payments may be made if plan participants terminate, retire, or schedule distributions during the periods presented. For additional information, see Note 12: Defined Contribution Plans to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(4)
Excludes all payments related to branch leases with short-term cancellation provisions, typically within 90 days. For additional information, see Note 9: Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(5)
Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding, and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty.

(6)
An expected cash payment of $23 million of contingent consideration is payable in 2017, as a result of the performance of SIMOS through fiscal 2016. For additional information, see Note 2: Acquisitions to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Liability for unrecognized tax benefits has been excluded from the table above, as the timing and/or amounts of any cash payment is uncertain. For additional information, see Note 13: Income Taxes, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Page - 36

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
There are two main factors that impact workers’ compensation expense: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. A 5% change in one or more of the above factors would result in a change to workers' compensation expense of approximately $5 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.
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

Business combinations

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

Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. Acquisition-related costs are expensed as incurred. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). Cash payments for contingent or deferred consideration are classified within cash flows from investing activities within the Consolidated Statements of Cash Flows.

Effective January 4, 2016, we acquired certain assets and assumed certain liabilities of the recruitment process outsourcing ("RPO") business of Aon Hewitt for a cash purchase price of $72 million, net of the preliminary working capital adjustment. We amended

Page - 37

our existing Revolving Credit Facility to temporarily increase the borrowing capacity by $30 million, which was used to fund the acquisition. The RPO business of Aon Hewitt broadens our PeopleScout RPO services and has been substantially integrated into our PeopleScout service line.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. If necessary, we reassign goodwill using a relative fair value allocation approach. We test for goodwill impairment at the reporting unit level. We consider our service lines to be our reporting units for goodwill impairment testing. At the time of our annual impairment test, our service lines were Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, Centerline, Staff Management, SIMOS, PeopleScout, hrX, and Staff Management (MSP). The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

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

We performed our annual goodwill impairment analysis and recorded a goodwill impairment charge of $66 million in 2016 with respect to the Staff Management, PlaneTechs, and hrX reporting units as follows:

•
Staff Management - The service line provides exclusive recruitment and on-premise management of a facility’s contingent workforce and represented approximately 28% of total annual company revenue for our fiscal year 2015. As reported in our first quarter Form 10-Q for fiscal year 2016, in April 2016, we were notified by our largest customer, Amazon, of its plans to reduce the use of contingent labor and realign its contingent labor vendors for warehousing. They announced they would be reducing the use of our services for their warehouse fulfillment centers in the United States and focusing our services on their planned expansion of distribution service sites to a national network for delivery direct to the customer. Our largest customer represented approximately $354 million, or 13.1%, of total company revenues for the fiscal year ended December 25, 2015 and $106 million, or 8.0%, of total company revenues for the twenty-six weeks ended June 24, 2016, and $125 million, or 10.4%, for the comparable period in the prior year. We estimated that the change in scope of our services would decrease revenues for the remainder of 2016 by approximately $125 million, compared to the prior year. As a result, we lowered our future expectations, which triggered a goodwill impairment of $34 million.

Page - 38

•
PlaneTechs - This service line provides skilled mechanics and technicians primarily to the aviation industry representing approximately 3% of total annual company revenue for fiscal 2015. Year-to-date revenues have declined in excess of 30% compared to the prior year as significant projects have completed for a major aviation customer and its supply chain and anticipated projects did not occur to the extent expected. There are no significant projects in the pipeline. PlaneTechs has been transitioning from providing services to one primary customer without offsetting growth in the broader aviation and transportation marketplace. As a result of significantly underperforming against current year expectations and increased future uncertainty, we lowered our future expectations, which triggered a goodwill impairment of $17 million.

•
hrX - This service line provides RPO services to the Australian market and sales of our internally developed applicant tracking software (“ATS”) representing on a combined basis less than 1% of total annual company revenue for fiscal 2015. Actual stand-alone ATS sales and service were $3 million for fiscal 2015 and have recently declined. ATS sales and prospects have underperformed against our expectations. As a result of under performing against our current year expectations and increased future uncertainty in customer demand, we lowered our future expectations, which triggered a goodwill impairment of $15 million.

Based on our annual goodwill impairment analysis we determined that the fair values of SIMOS and PeopleScout were not substantially in excess of their respective carrying values.

The estimated fair value of the SIMOS reporting unit was in excess of its carrying value by approximately 9% as of the assessment date, which is primarily due to the proximity of the goodwill impairment assessment date to the recent acquisition date of SIMOS on December 1, 2015. The SIMOS reporting unit has goodwill of $35 million. A discount rate of 13% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 1%, or the forecasted revenue growth rate declines by approximately 3%, or gross margin as a percentage of revenue declines by approximately 1%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment. We will continue to monitor the operational performance of this newly acquired reporting unit as it relates to goodwill impairment.

The estimated fair value of the PeopleScout reporting unit was in excess of its carrying value by approximately 12% as of the assessment date. The PeopleScout reporting unit has goodwill of $104 million. A discount rate of 12% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by 1%, or the forecasted revenue growth rate declines by approximately 2%, or gross margin as a percentage of revenue declines by approximately 1%, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we would be required to measure for possible goodwill impairment. We will continue to monitor the operational performance of this reporting unit as it relates to goodwill impairment.

In the second quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our PeopleScout and hrX service lines. As a result, we have combined these service lines and they no longer represent separate operating units. We re-branded hrX as PeopleScout.

Interim impairment test

In August 2016, we were notified by our largest customer that they would no longer be using our contingent labor services to help expand their delivery stations to distribute and deliver their products directly to their customers. As a result, we expected minimal, if any, revenue activity in Q4 2016 and beyond for our largest customer's delivery stations business. We plan to continue to service their Canadian fulfillment centers. The loss of providing contingent labor services to expand our largest customer's delivery stations was deemed to be a triggering event for purposes of assessing goodwill and the customer relationship definite-lived intangible asset for impairment during the third quarter of 2016. Accordingly we performed a goodwill impairment test for our Staff Management reporting unit using a blended income and market approach. Considerable management judgment was necessary to determine key assumptions, including estimated future revenues and discount rate. We estimated future revenues from our largest customer of approximately $30 million for 2017 and modest growth rates thereafter. We used a higher discount rate of 25% for our largest customer due to the uncertainties associated with this customer which resulted in a blended discount rate of 15% for Staff Management.

Determining the fair value of our Staff Management reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of recent changes. The fair value of this reporting unit is estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis required significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash

Page - 39

flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of this reporting unit.

The estimated fair value of our Staff Management reporting unit was in excess of its carrying value by 20%. This reporting unit also continues to include limited services to our largest customer. As such, we believe this reporting unit carries more risk of future impairment when compared to our other reporting units. In the event the forecasted gross margin as a percentage of revenue declines by less than 1% or the discount rate increases by approximately 6%, the carrying value of our Staff Management reporting unit would exceed its fair value. In that event, we would be required to measure for possible goodwill impairment. Should our largest customer discontinue the use of our services entirely and the rest of Staff Management continues to perform in line with management's current expectations and valuation assumptions, this would not result in a goodwill impairment; however, it would reduce the excess estimated fair value of this reporting unit over its carrying value to be less than 20%. The Staff Management reporting unit has goodwill of $11 million as of September 23, 2016 and January 1, 2017. We will continue to closely monitor the operational performance of the Staff Management reporting unit as it relates to goodwill impairment.

At the end of the third quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our Labor Ready, Spartan Staffing, and CLP Resources service lines. The combined service lines were re-branded as PeopleReady. As a result, we have combined these service lines into one and have recognized an impairment charge of $4 million for the remaining net book value of the Spartan and CLP Resources trade name/trademarks intangible assets as of September 23, 2016.

Indefinite-lived intangible assets

We have indefinite-lived intangible assets related to our Staff Management and PeopleScout trade names. We test our trade names annually for impairment, and when indicators of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. We performed our annual indefinite-lived intangible asset impairment test as the first day of our second fiscal quarter and determined that the estimated fair values exceeded the carrying amounts of the PeopleScout reporting unit indefinite-lived trade name and accordingly no impairment loss was recognized. With the change in scope of services to our largest customer, the Staff Management reporting unit's estimated fair value did not exceed its carrying value and accordingly, we recognized an impairment loss of $5 million in the thirteen weeks ended June 24, 2016.

Acquired intangible assets and other long-lived assets

We generally record acquired intangible assets that have finite useful lives, such as customer relationships, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques. With the change in scope of services by Staff Management to our largest customer, we have lowered our future expectations, which was the primary trigger of an impairment to our acquired customer relationships intangible asset of $29 million recognized in 2016. Considerable management judgment was necessary to determine key assumptions, including projected revenue at a discount rate of 13%. Actual future results could vary from our estimates.
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

Page - 40

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
Trust Assets
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of the workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities, and agency mortgage-backed securities. The majority of our collateral obligations are held in a trust ("Trust") at the Bank of New York Mellon. The individual investments within the Trust are subject to credit risk due to possible rating changes, default, or impairment. We monitor the portfolio to ensure this risk does not exceed prudent levels. We consistently apply and adhere to our investment policy of holding high quality, diversified securities. We have the positive intent and ability to hold these investments until maturity and accordingly have classified them as held-to-maturity. For additional information, see Note 4: Restricted Cash and Investments, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Long-term Debt
We are subject to the risk of fluctuating interest rates on our Revolving Credit Facility and Term Loan, which bear interest at variable rates. For additional information, see Note 8: Long-term Debt, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Based on the principal balance of our outstanding Term Loan of $25.1 million and Revolving Credit Facility of $112.5 million as of January 1, 2017, an increase or decrease of the interest rate by 10% over the next year would not have a material effect on our annual interest expense.
Foreign currency exchange rate risk
The majority of our revenue, expense, liabilities, and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have minimal transactions in other currencies, primarily the Canadian and Australian dollar. We have not hedged our foreign currency translation risk. We have the ability to hold our foreign currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates will have a material impact on future operating results or cash flows.

Page - 41

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TrueBlue, Inc.
Tacoma, Washington

We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of January 1, 2017 and December 25, 2015, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TrueBlue, Inc. and subsidiaries as of January 1, 2017 and December 25, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 24, 2017

Page - 42

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	January 1, 2017	December 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$34,970	$29,781
Accounts receivable, net of allowance for doubtful accounts of $5,160 and $5,902	352,606	461,476
Prepaid expenses, deposits and other current assets	21,373	23,553
Income tax receivable	18,854	28,155
Total current assets	427,803	542,965
Property and equipment, net	63,998	57,530
Restricted cash and investments	231,193	188,412
Deferred income taxes, net	6,770	—
Goodwill	224,223	268,495
Intangible assets, net	125,671	153,859
Other assets, net	50,787	48,181
Total assets	$1,130,445	$1,259,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$66,758	$69,727
Accrued wages and benefits	79,782	86,070
Current portion of workers' compensation claims reserve	79,126	69,308
Contingent consideration	21,600	—
Other current liabilities	3,869	2,871
Total current liabilities	251,135	227,976
Workers’ compensation claims reserve, less current portion	198,225	196,972
Long-term debt, less current portion	135,362	243,397
Deferred income taxes, net	—	19,499
Other long-term liabilities	20,544	36,025
Total liabilities	605,266	723,869

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 42,171 and 42,024 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(11,433)	(14,013)
Retained earnings	536,611	549,585
Total shareholders’ equity	525,179	535,573
Total liabilities and shareholders’ equity	$1,130,445	$1,259,442
See accompanying notes to consolidated financial statements

Page - 43

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years ended
	2016	2015	2014
Revenue from services	$2,750,640	$2,695,680	$2,174,045
Cost of services	2,070,922	2,060,007	1,637,066
Gross profit	679,718	635,673	536,979
Selling, general and administrative expense	546,477	495,988	425,777
Depreciation and amortization	46,692	41,843	29,474
Goodwill and intangible asset impairment charge	103,544	—	—
Income (loss) from operations	(16,995)	97,842	81,728
Interest expense	(7,166)	(4,160)	(3,156)
Interest and other income	3,821	2,765	3,272
Interest and other income (expense), net	(3,345)	(1,395)	116
Income (loss) before tax expense	(20,340)	96,447	81,844
Income tax expense (benefit)	(5,089)	25,200	16,169
Net income (loss)	$(15,251)	$71,247	$65,675

Net income (loss) per common share:
Basic	$(0.37)	$1.73	$1.61
Diluted	$(0.37)	$1.71	$1.59

Weighted average shares outstanding:
Basic	41,648	41,226	40,734
Diluted	41,648	41,622	41,176

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$1,830	$(14,362)	$(1,281)
Unrealized gain (loss) on investments, net of tax	750	(522)	119
Total other comprehensive income (loss), net of tax	2,580	(14,884)	(1,162)
Comprehensive income (loss)	$(12,671)	$56,363	$64,513
See accompanying notes to consolidated financial statements

Page - 44

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common stock			Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount	Retained earnings
Balances, December 27, 2013	41,085	$1	$391,326	$2,033	$393,360
Net income	—	—	65,675	—	65,675
Other comprehensive loss, net of tax	—	—	—	(1,162)	(1,162)
Issuances under equity plans, including tax benefits	445	—	410	—	410
Stock-based compensation	—	—	11,051	—	11,051
Balances, December 26, 2014	41,530	1	468,462	871	469,334
Net income	—	—	71,247	—	71,247
Other comprehensive loss, net of tax	—	—	—	(14,884)	(14,884)
Issuances under equity plans, including tax benefits	494	—	(1,227)	—	(1,227)
Stock-based compensation	—	—	11,103	—	11,103
Balances, December 25, 2015	42,024	1	549,585	(14,013)	535,573
Net loss	—	—	(15,251)	—	(15,251)
Other comprehensive income, net of tax	—	—	—	2,580	2,580
Purchases and retirement of common stock	(332)	—	(5,748)	—	(5,748)
Issuances under equity plans, including tax benefits	445	—	(1,338)	—	(1,338)
Stock-based compensation	34	—	9,363	—	9,363
Balances, January 1, 2017	42,171	$1	$536,611	$(11,433)	$525,179
 See accompanying notes to consolidated financial statements

Page - 45

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(15,251)	$71,247	$65,675
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	46,692	41,843	29,474
Goodwill and intangible asset impairment charge	103,544	—	—
Provision for doubtful accounts	8,308	7,132	11,815
Stock-based compensation	9,363	11,103	11,051
Deferred income taxes	(25,355)	5,176	12,663
Other operating activities	7,910	446	898
Changes in operating assets and liabilities:
Accounts receivable	112,785	(89,474)	(77,629)
Income tax receivable	9,450	(16,678)	(5,696)
Other assets	470	(6,398)	(7,361)
Accounts payable and other accrued expenses	(4,101)	23,261	(8,683)
Accrued wages and benefits	(7,313)	12,203	12,069
Workers’ compensation claims reserve	11,070	14,736	1,579
Other liabilities	4,182	(2,525)	1,670
Net cash provided by operating activities	261,754	72,072	47,525

Cash flows from investing activities:
Capital expenditures	(29,042)	(18,394)	(16,918)
Acquisitions of businesses	(72,476)	(67,500)	(305,876)
Purchases of marketable securities	—	—	(25,057)
Sales and maturities of marketable securities	—	1,500	44,167
Change in restricted cash and cash equivalents	(19,773)	18,374	(9,283)
Purchases of restricted investments	(37,173)	(51,516)	(18,196)
Maturities of restricted investments	15,248	12,510	12,726
Net cash used in investing activities	(143,216)	(105,026)	(318,437)

Cash flows from financing activities:
Purchases and retirement of common stock	(5,748)	—	—
Net proceeds from stock option exercises and employee stock purchase plans	1,542	1,563	2,191
Common stock repurchases for taxes upon vesting of restricted stock	(2,851)	(3,869)	(3,114)
Net change in Revolving Credit Facility	(105,579)	46,091	171,994
Payments on debt	(2,456)	(2,078)	(2,267)
Other	(29)	1,079	978
Net cash provided by (used in) financing activities	(115,121)	42,786	169,782
Effect of exchange rate changes on cash and cash equivalents	1,772	283	(1,207)
Net change in cash and cash equivalents	5,189	10,115	(102,337)
CASH AND CASH EQUIVALENTS, beginning of period	29,781	19,666	122,003
CASH AND CASH EQUIVALENTS, end of period	$34,970	$29,781	$19,666
See accompanying notes to consolidated financial statements

Page - 46

TRUEBLUE, INC.
Notes to Consolidated Financial Statements

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
TrueBlue, Inc. (“TrueBlue,” “we,” “us,” and “our”) is a leading provider of specialized workforce solutions and services, helping clients improve growth and performance by providing contingent staffing, recruitment process outsourcing ("RPO") solutions, and management of contingent staffing. Our workforce solutions meet clients’ needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help businesses be more productive and we connect people to work each year. We are headquartered in Tacoma, Washington.
Commencing in the fourth quarter of 2016, we changed our internal reporting structure to better align our operations with customer needs. As a result of this change, our former Staffing Services reportable segment has been separated into two reportable segments, PeopleReady and PeopleManagement. The PeopleReady reportable segment represents our PeopleReady operating segment and the PeopleManagement reportable segment consists of the Staff Management | SMX ("Staff Management"), SIMOS, PlaneTechs, and Centerline operating segments. In addition, our former Managed Services reportable segment has been renamed PeopleScout, which consists of the PeopleScout and PeopleScout Managed Service Provider operating segments.
We operate our workforce solutions through three reportable segments, PeopleReady, PeopleManagement, and PeopleScout. For additional information on our segments see Note 17: Segment Information.
Basis of presentation
The consolidated financial statements include the accounts of TrueBlue and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the results of operations and cash flows of the RPO business of Aon Hewitt from the acquisition date to January 1, 2017, and not from any prior periods. For additional information see Note 2: Acquisitions.
Reclassifications
Certain reclassifications have been made to prior year balances in order to conform to the current year's presentation, including reclassifications related to our change in reportable segments.
Fiscal period end

During the fourth fiscal quarter of 2016, we changed our week-ending date from Friday to the following Sunday in order to better align our week-ending date with that of our customers. On December 15, 2016, we changed our fiscal period end day from the last Friday to the Sunday closest to the last day of December. Our fiscal quarters will also end on the Sunday closet to the last day in March, June, and September. This change is effective with our fiscal year ended January 1, 2017. In prior years, the consolidated financial statements were presented with the last day of the fiscal year ending on the last Friday of December. The change in fiscal year end and quarter end will not have a material effect on the comparability of the periods presented.

The consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year currently ending on the Sunday closest to the last day of December. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while in 52-week years all quarters will consist of 13 weeks. The three most recent years ended on January 1, 2017, December 25, 2015, and December 26, 2014. Our 2016 fiscal year contained 53 weeks, with the 53rd week falling in our fourth fiscal quarter, while our 2015 and 2014 fiscal years contained 52 weeks.
Revenue recognition

Revenue is recognized at the time the service is provided by the temporary worker. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment. Revenue from other staffing fee-based services is recognized when the services are provided. Revenue also includes billable travel and other reimbursable costs. Customer discounts or other incentives are recognized in the period the related revenue is earned. Revenues are reported net of sales, use, or other transaction taxes collected from customers and remitted to taxing authorities.

Page - 47

Notes to Consolidated Financial Statements—(Continued)

We record revenue on a gross basis as a principal versus on a net basis as an agent in the Consolidated Statements of Operations and Comprehensive Income (Loss). We have determined that gross reporting as a principal is the appropriate treatment based upon the following key factors:

•	We maintain the direct contractual relationship with the customer.

•	We have discretion in selecting and assigning the temporary worker to a particular job and establishing their billing rate.

•	We bear the risk and rewards of the transaction, including credit risk, if the customer fails to pay for services performed.
Cost of services
Cost of services refers to costs directly associated with the earning of revenue and primarily includes wages and related payroll taxes and workers’ compensation expenses. Cost of services also includes billable travel as well as other reimbursable and non-reimbursable expenses.
Advertising costs
Advertising costs consist primarily of print and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in Selling, general and administrative expenses were $7.8 million, $9.1 million, and $6.2 million in 2016, 2015, and 2014, respectively.
Cash, cash equivalents, and marketable securities
We consider all highly liquid instruments purchased with an original maturity of three months or less at date of purchase to be cash equivalents. Investments with original maturities greater than three months are classified as marketable securities. We do not buy and hold securities principally for the purpose of selling them in the near future. Our investment policy is focused on the preservation of capital, liquidity, and return. From time to time, we may sell certain securities but the objective is generally not to generate profits on short-term differences in price. We manage our cash equivalents and marketable securities as a single portfolio of highly liquid securities.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are recorded at the invoiced amount. We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The allowance for doubtful accounts is determined based on current collection efforts, historical collection trends, write-off experience, customer credit risk, and current economic data. The allowance for doubtful accounts is reviewed quarterly and represents our best estimate of the amount of probable credit losses. Past due balances are written off when it is probable the receivable will not be collected. Our allowance for doubtful accounts was $5.2 million and $5.9 million as of January 1, 2017 and December 25, 2015, respectively.
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

Page - 48

Notes to Consolidated Financial Statements—(Continued)

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
Property and equipment
Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	40
Computers and software	3 - 10
Furniture and equipment	3 - 10
Leasehold improvements are amortized over the shorter of the related non-cancelable lease term, which is typically 90 days, or their estimated useful lives.
Non-capital expenditures associated with opening new locations are expensed as incurred.
When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss, net of proceeds, is reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Cash or lease incentives received upon entering into certain leases ("tenant allowances") are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term. We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

Page - 49

Notes to Consolidated Financial Statements—(Continued)

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

Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. If necessary, we reassign goodwill using a relative fair value allocation approach. We test for goodwill impairment at the reporting unit level. We consider our service lines to be our reporting units for goodwill impairment testing. At the time of our annual impairment test, our service lines were Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, Centerline, Staff Management, SIMOS, PeopleScout, hrX, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.
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
We performed our annual goodwill impairment analysis and recorded a goodwill impairment charge of $65.9 million in fiscal 2016 with respect to the Staff Management, PlaneTechs, and hrX reporting units. Refer to Note 6: Goodwill and Intangible Assets for further details.
There were no goodwill impairment charges recorded during fiscal 2015 or 2014.
Long-lived asset impairment
Long-lived assets include property and equipment and indefinite-lived intangible assets. Property and equipment are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We have determined that no triggering events have occurred during the period that would require us to perform an impairment test over property and equipment. We have indefinite-lived intangible assets related to our Staff Management and PeopleScout trade names. We test our trade names annually for impairment, and when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. We performed our annual indefinite-lived intangible asset impairment test as the first day of our second fiscal quarter and determined that the estimated fair values exceeded the carrying amounts of the PeopleScout reporting unit indefinite-lived trade name and accordingly no impairment loss was recognized.

During fiscal 2016, we recognized an impairment loss on long-lived assets of $37.7 million due to a change in scope of services by Staff Management for our largest customer, as well as a change to the organizational and reporting structure of our Labor Ready,

Page - 50

Notes to Consolidated Financial Statements—(Continued)

Spartan Staffing, and CLP Resources service lines, which were combined and re-branded as PeopleReady. Refer to Note 6: Goodwill and Intangible Assets for further details.
There were no long-lived asset impairment charges recorded during fiscal 2015 or 2014.
Business combinations
We account for our business acquisitions using the purchase method of accounting in accordance with ASC 805, Business Combinations. The fair value of the net assets acquired and the results of the acquired business are included in the financial statements from the acquisition date forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, useful lives of property and equipment, and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. We estimate the fair value of acquired assets and liabilities as of the date of the acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change between the preliminary allocation and the final allocation. Any changes to these estimates may have a material impact on our operating results or financial condition.
All acquisition-related costs are expensed as incurred and recorded in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, we recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets, or unnecessary functions and record them as Selling, general, and administrative expense.
Workers’ compensation claims reserves
We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period when the changes in estimates are made.
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
Legal contingency reserves and regulatory liabilities
From time to time we are subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration, and safety. In addition, we are subject to legal proceedings in the ordinary course of our operations. We establish reserves for contingent legal and regulatory liabilities when management determines that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We evaluate our reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.
Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record

Page - 51

Notes to Consolidated Financial Statements—(Continued)

a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have determined that a valuation allowance is appropriate for certain net operating losses and tax credits that we expect will not be utilized within the permitted carry forward periods as of January 1, 2017 and December 25, 2015.
Stock-based compensation
Under various plans, officers, employees, and non-employee directors have received or may receive grants of stock, restricted stock awards, performance share units, or options to purchase common stock. We also have an employee stock purchase plan.
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
Purchases and retirement of our common stock

We may purchase our common stock under a program authorized by our Board of Directors. Under applicable Washington State law, shares purchased are not displayed separately as treasury stock on the Consolidated Balance Sheets and are treated as authorized but unissued shares. It is our accounting policy to first record these purchases as a reduction to our common stock account. Once the common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our Retained earnings. Furthermore, activity in our common stock account related to stock-based compensation is also recorded to Retained earnings until such time as the reduction to Retained earnings due to stock repurchases has been recovered.
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
Use of estimates
Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Estimates in our financial statements include, but are not limited to, purchase accounting, allowance for doubtful accounts, estimates for asset and goodwill impairments, stock-based performance awards, assumptions underlying self-insurance reserves, contingent legal and regulatory liabilities, and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.

Page - 52

Notes to Consolidated Financial Statements—(Continued)

Recently adopted accounting standards

Effective December 26, 2015, we early adopted the accounting standard that simplified the balance sheet disclosure of deferred income taxes retrospectively to all periods presented. This guidance requires deferred tax liabilities and assets to be classified as non-current on the Consolidated Balance Sheets. The guidance is effective for annual periods beginning after December 15, 2016, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this standard did not have a material impact to our financial statements.

Recently issued accounting pronouncements not yet adopted

In January 2017, the Financial Accounting Standards Board ("FASB") issued guidance to simplify the subsequent measurement of goodwill by eliminating the requirement to perform a Step 2 impairment test to compute the implied fair value of goodwill. Instead, companies will only compare the fair value of a reporting unit to its carrying value (Step 1) and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2019 (Q1 2020 for TrueBlue), with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to early adopt this guidance for our annual impairment test as of the first day of our fiscal second quarter of 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance to amend the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. We plan to adopt this guidance on the effective date. Changes in restricted cash and cash equivalents recorded in cash flows from investing were $19.8 million, $18.4 million, and $9.3 million for fiscal 2016, 2015, and 2014, respectively.

In October 2016, FASB issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the assets has been sold to an outside party. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. We plan to adopt this guidance on the effective date and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued an accounting standards update relating to how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The update is intended to reduce the existing diversity in practice. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted, including adoption in an interim period. The adoption of the amendment should be applied using the retrospective transition method, if practicable. We plan to adopt this amendment on the effective date and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued guidance to improve employee share-based payment accounting. The simplifications include income tax consequences, classification of awards as equity or liabilities, and classification within the statement of cash flows. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016 (Q1 2017 for TrueBlue), and

Page - 53

Notes to Consolidated Financial Statements—(Continued)

early adoption is permitted. We plan to adopt the guidance on the effective date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance on lease accounting. The new guidance will continue to classify leases as either finance or operating and will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with classification affecting the pattern of expense recognition in the statement of income. This guidance is effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We plan to adopt the guidance on the effective date. We are currently evaluating the impact of this guidance on our consolidated financial statements and expect that a majority of our operating lease commitments will be recognized on our Consolidated Balance Sheets as operating lease liabilities and right-of-use assets upon adoption. We do not expect the adoption of this guidance to have a material impact on the pattern of expense recognition in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In May 2014, the FASB issued guidance outlining a single comprehensive model for accounting for revenue arising from contracts with customers which supersedes the current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments as well as assets recognized from costs incurred to obtain or fulfill a contract. The guidance provides two methods of initial adoption: retrospective for all periods presented (full retrospective), or through a cumulative adjustment in the year of adoption (modified retrospective). Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations; 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance; and 3) additional guidance and practical expedients in response to identified implementation issues. The effective date is for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), and we expect to adopt the guidance using the modified retrospective approach.

We established a cross-functional implementation team consisting of representatives from across our business segments and various departments. We are utilizing a bottoms-up approach to analyze the impact of the standard on our various revenue streams by reviewing our current contracts with customers, accounting policies, and business practices to identify potential differences that would result from applying the requirements of the new standard. We are in the process of identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard.

We have been closely monitoring FASB activity related to the new standard to conclude on specific interpretive issues. During 2016, we made significant progress toward completing our evaluation of the potential impact that adopting the new standard will have on our consolidated financial statements. Revenue on the majority of our contracts with customers will continue to be recognized over time as services are rendered. The impact of adopting this new guidance primarily relates to deferring contract costs and estimating variable consideration when the estimation will not result in the reversal of that revenue in subsequent periods. Therefore, we do not anticipate this will have a material impact on our financial reporting other than expanded disclosures. However, the full extent of the impact is subject to the completion of our assessment.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Page - 54

Notes to Consolidated Financial Statements—(Continued)

NOTE 2:     ACQUISITIONS

2016 Acquisition

Effective January 4, 2016, we acquired certain assets and assumed certain liabilities of the recruitment process outsourcing ("RPO") business of Aon Hewitt for a cash purchase price of $72.5 million, net of the final working capital adjustment. We amended our existing credit facility to temporarily increase the borrowing capacity by $30.0 million, which was used to fund the acquisition. The RPO business of Aon Hewitt broadens our PeopleScout RPO services and has been fully integrated into our PeopleScout service line, which is part of our PeopleScout reportable segment.

We incurred acquisition and integration-related costs of $6.6 million in connection with the acquisition of the RPO business of Aon Hewitt, which are included in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash flows from operating activities on the Consolidated Statements of Cash Flows for the year ended January 1, 2017.

The following table reflects our final allocation of the purchase price (in thousands):

Purchase Price Allocation
Cash purchase price, net of working capital adjustment (1)	$72,476

Purchase price allocated as follows:
Accounts receivable	$12,272
Prepaid expenses, deposits and other current assets (1)	894
Customer relationships	34,900
Technologies	400
Total assets acquired	48,466

Accrued wages and benefits	1,025
Other long-term liabilities	456
Total liabilities assumed	1,481

Net identifiable assets acquired	46,985
Goodwill (2)	25,491
Total consideration allocated (1)	$72,476

(1)	The final purchase price allocation was adjusted for the final working capital adjustment.

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

Page - 55

Notes to Consolidated Financial Statements—(Continued)

The acquired assets and assumed liabilities of the RPO business of Aon Hewitt are included on our Consolidated Balance Sheets as of January 1, 2017, and the results of its operations and cash flows are reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the period from January 4, 2016 to January 1, 2017.

The amount of revenue from the RPO business of Aon Hewitt included in our Consolidated Statements of Operations and Comprehensive Income (Loss) was $66.5 million for the period from the acquisition date to January 1, 2017. The acquired operations have been fully integrated with our existing PeopleScout operations. The nature of the customers and the services provided by PeopleScout and the former RPO business of Aon Hewitt are now the same. Accordingly, subsequent to merging our operations, it is not possible to segregate and to reasonably estimate the operating expenses related exclusively to the former RPO business of Aon Hewitt.

The acquisition of the RPO business of Aon Hewitt was not material to our consolidated results of operations and as such, pro forma financial information was not required.

2015 Acquisition

Effective December 1, 2015, we acquired SIMOS Insourcing Solutions Corporation ("SIMOS"), an Atlanta-based provider of on-premise workforce management solutions for a cash purchase price of $66.6 million, net of the final working capital adjustment, which was funded by our existing credit facility. An additional cash payment between zero and $22.5 million of contingent consideration is payable in mid-2017, depending on SIMOS achieving a fiscal 2016 earnings before interest, taxes, depreciation and amortization target ("EBITDA target"). Actual results must be in excess of 87.5% of the EBITDA target before any amount is earned. The final undiscounted fair value of the contingent consideration as of the acquisition date was determined to be $21.1 million. Using a risk adjusted weighted average cost of capital of 10.0%, the present value of the contingent consideration was estimated to be $18.3 million, as of the acquisition date. The contingent consideration liability was based on a probability weighted fair value measurement using unobservable inputs (Level 3) which rely on management's estimates of assumptions that market participants would use in pricing the liability. The valuation is judgmental in nature and involves the use of significant estimates and assumptions in forecasting fiscal 2016 results. SIMOS broadens our on-premise contingent staffing solution, which is part of our PeopleManagement reportable segment. As of January 1, 2017, the fair value of the contingent consideration payable is $21.6 million. Refer to Note 3: Fair Value Measurement for further details regarding the contingent consideration payable.

Page - 56

Notes to Consolidated Financial Statements—(Continued)

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

Page - 57

Notes to Consolidated Financial Statements—(Continued)

service line of on-premise blue-collar staffing, complementary service offerings in recruitment process outsourcing, and managed services provider solutions. We have continued to manage and support Seaton's operations from Chicago.

Effective June 30, 2014, we entered into a Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility ("Revolving Credit Facility") of up to a maximum of $300.0 million, of which $187.0 million was used to fund a portion of the Seaton acquisition price. See Note 8: Long-term Debt, for details of our Revolving Credit Facility.

We incurred acquisition and integration-related costs of $3.8 million and $5.2 million during the years ended December 25, 2015 and December 26, 2014, respectively. These costs are included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) and cash flows from operating activities in the Consolidated Statements of Cash Flows.
Purchase price allocation
We have completed the allocation of the purchase price, net of cash acquired, to the assets acquired and liabilities assumed based on fair value assessments. The following information reflects our allocation of the purchase price (in thousands):

Purchase Price Allocation
Accounts receivable (1)	$94,571
Prepaid expenses, deposits and other current assets	7,111
Property and equipment	6,957
Other non-current assets	7,848
Restricted cash	1,227
Intangible assets	117,100
Total assets acquired	234,814

Accounts payable and other accrued expenses	28,916
Accrued wages and benefits	18,528
Workers' compensation claims reserve	26,433
Deferred tax liability	13,514
Other long-term liabilities	1,163
Total liabilities assumed	88,554

Net identifiable assets acquired	146,260
Goodwill (2)	159,616
Net assets acquired	$305,876

(1)	The gross contractual amount of accounts receivable was $96.7 million of which $2.1 million was estimated to be uncollectible.

(2)
Goodwill is attributable to the acquired workforce, the expected synergies, and future cash flows after the acquisition of Seaton. Synergies consist primarily of increasing service capacity through acquiring workforce and facilities, increasing market share and economies of scale, increasing operational efficiency and expertise, and leveraging technology investments.

Intangible assets include identifiable intangible assets for customer relationships and trade name/trademarks. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization using the income approach. The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of June 30, 2014 (in thousands, except for estimated useful lives, in years):

	Estimated Fair Value	Weighted Average Estimated Useful Lives in Years
Trade name/trademarks	$10,500	Indefinite
Trade name/trademarks	300	4.0
Technologies	18,300	4.6
Customer relationships	88,000	9.7
Total intangible assets	$117,100

Page - 58

Notes to Consolidated Financial Statements—(Continued)

The acquired assets and liabilities assumed of Seaton are included in our Consolidated Balance Sheets as of December 26, 2014 and the results of its operations and cash flows are reported in our Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the period from June 30, 2014 to December 26, 2014.

The amount of revenue and income from operations of Seaton included in our Consolidated Statements of Operations and Comprehensive Income (Loss) were $394.4 million and $13.6 million, respectively, for the period from the acquisition date to December 26, 2014. Income from operations for the period from the acquisition date to December 26, 2014 includes amortization expense of $6.3 million for acquired finite-lived intangible assets and developed technology.

NOTE 3:	FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	January 1, 2017
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents (1)	$34,970	$34,970	$—	$—
Restricted cash and cash equivalents (1)	67,751	67,751	—	—
Other restricted assets (2)	16,925	16,925	—	—
Restricted investments classified as held-to-maturity	145,953	—	145,953	—

Financial liabilities:
Contingent consideration (3)	21,600	—	—	21,600

	December 25, 2015
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents (1)	$29,781	$29,781	$—	$—
Restricted cash and cash equivalents (1)	49,680	49,680	—	—
Other restricted assets (2)	11,944	11,944	—	—
Restricted investments classified as held to maturity	128,245	—	128,245	—

Financial liabilities:
Contingent consideration (3)	19,300	—	—	19,300

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

(3)
The estimated fair value of the contingent consideration associated with the acquisition of SIMOS, which was estimated using a probability-adjusted discounted cash flow model. Refer to Note 2: Acquisitions for further details regarding the SIMOS acquisition.

Page - 59

Notes to Consolidated Financial Statements—(Continued)

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the year ended January 1, 2017, as follows (in thousands):

Fair value measurement at beginning of period	$19,300
Contingent consideration liability adjustment recorded for final purchase price valuation	(1,000)
Final purchase price valuation	18,300
Adjustment to fair value measurement	1,300
Accretion on contingent consideration	2,000
Fair value measurement at end of period	$21,600
Our liability for contingent consideration represents the future payment of additional consideration for the acquisition of SIMOS. We recognized an increase in the fair value of our contingent liability of $1.3 million due to the preliminary achievement of the defined performance milestone as of the fourth quarter of 2016. The final determination is subject to a verification period through the payout date in June 2017. Changes in the fair value of the contingent consideration are recorded in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of the present value discount is recorded in Interest expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). The contingent consideration liability is payable in June 2017 and therefore classified as current on the accompanying Consolidated Balance Sheets. As of December 25, 2015, the contingent consideration liability was included in Other long-term liabilities.

There were no material transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the year ended December 25, 2015.

Assets measured at fair value on a nonrecurring basis

We measure certain non-financial assets on a non-recurring basis, including goodwill and certain intangible assets. As a result of those measurements, we recognized impairment charges of $103.5 million during the years ended January 1, 2017, as follows (in thousands):

	January 1, 2017
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Loss
Goodwill	$42,629	$—	$—	$42,629	$(65,869)
Customer relationships	11,100	—	—	11,100	(28,900)
Trade names/trademarks	3,600	—	—	3,600	(8,775)
Total	$57,329				$(103,544)

Goodwill, finite-lived customer relationships and trade names/trademarks intangible assets, and indefinite-lived intangible trade names/trademarks intangible assets with a total carrying value of $160.8 million were written down to their fair value of $57.3 million, resulting in an impairment charge of $103.5 million, which was recorded in earnings for the year ended January 1, 2017. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment charges and valuation methodologies.

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

Page - 60

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of our restricted cash and investments (in thousands):

	January 1, 2017	December 25, 2015
Cash collateral held by insurance carriers	$34,910	$23,634
Cash and cash equivalents held in Trust	32,841	26,046
Investments held in Trust	146,517	126,788
Other (1)	16,925	11,944
Total restricted cash and investments	$231,193	$188,412

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	January 1, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$71,618	$443	$(865)	$71,196
Corporate debt securities	68,934	212	(352)	68,794
Agency mortgage-backed securities	5,965	30	(32)	5,963
	$146,517	$685	$(1,249)	$145,953

	December 25, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$67,948	$1,345	$(4)	$69,289
Corporate debt securities	50,462	226	(152)	50,536
Agency mortgage-backed securities	8,378	73	(31)	8,420
	$126,788	$1,644	$(187)	$128,245
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	January 1, 2017
	Amortized Cost	Fair Value
Due in one year or less	$15,640	$15,666
Due after one year through five years	73,973	73,941
Due after five years through ten years	56,904	56,346
	$146,517	$145,953
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

Page - 61

Notes to Consolidated Financial Statements—(Continued)

NOTE 5:	PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following (in thousands):

	January 1, 2017	December 25, 2015
Buildings and land	$35,514	$32,258
Computers and software	130,317	126,003
Furniture and equipment	12,262	12,362
Construction in progress	12,073	4,757
Gross property and equipment	190,166	175,380
Less accumulated depreciation	(126,168)	(117,850)
Property and equipment, net	$63,998	$57,530
Capitalized software costs, net of accumulated depreciation, were $19.2 million and $24.6 million as of January 1, 2017 and December 25, 2015, respectively, excluding amounts in Construction in progress. Construction in progress consists primarily of purchased and internally-developed software.

Depreciation expense of property and equipment totaled $21.6 million, $21.9 million, and $17.4 million for the years ended January 1, 2017, December 25, 2015, and December 26, 2014, respectively.

NOTE 6:	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table reflects changes in the carrying amount of goodwill by our new reportable segments (in thousands):

	PeopleReady	PeopleManagement	PeopleScout	Total Company
Balance at December 26, 2014
Goodwill before impairment	$106,304	$64,875	$116,886	$288,065
Accumulated impairment loss	(46,210)	—	—	(46,210)
Goodwill, net	60,094	64,875	116,886	241,855

Acquired goodwill	—	39,102	—	39,102
Foreign currency translation	—	—	(12,462)	(12,462)

Balance at December 25, 2015
Goodwill before impairment	106,304	103,977	104,424	314,705
Accumulated impairment loss	(46,210)	—	—	(46,210)
Goodwill, net	60,094	103,977	104,424	268,495

Acquired goodwill and other (1)	—	(3,831)	25,491	21,660
Impairment loss	—	(50,700)	(15,169)	(65,869)
Foreign currency translation	—	—	(63)	(63)

Balance at January 1, 2017
Goodwill before impairment	106,304	100,146	129,852	336,302
Accumulated impairment loss	(46,210)	(50,700)	(15,169)	(112,079)
Goodwill, net	$60,094	$49,446	$114,683	$224,223

(1) Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, which has been integrated into our PeopleScout service line, and is part of our PeopleScout reportable segment. Accordingly, the goodwill associated with the acquisition has been assigned to our PeopleScout

Page - 62

Notes to Consolidated Financial Statements—(Continued)

reportable segment based on our preliminary purchase price allocation. For additional information see Note 2: Acquisitions. Effective December 1, 2015, we acquired SIMOS, which is part of our PeopleManagement reportable segment. The amount presented includes year-to-date adjustments to the preliminary SIMOS purchase accounting for goodwill.
Refer to Note 17: Segment Information for further details regarding our change in reportable segments during fiscal 2016.

Intangible assets

Finite-lived intangibles

The following table presents our purchased finite-lived intangible assets (in thousands):

	January 1, 2017			December 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets (1):
Customer relationships (2)	$165,725	$(54,676)	$111,049	$161,376	$(36,846)	$124,530
Trade names/trademarks (3)	4,378	(3,385)	993	5,179	(3,447)	1,732
Non-compete agreements	1,400	(1,097)	303	1,800	(1,177)	623
Technologies	17,009	(9,683)	7,326	17,310	(6,536)	10,774
Total finite-lived intangible assets	$188,512	$(68,841)	$119,671	$185,665	$(48,006)	$137,659

(1)	Excludes assets that are fully amortized.

(2)	Balance at January 1, 2017, is net of impairment loss of $28.9 million.

(3)	Balance at January 1, 2017, is net of impairment loss of $4.3 million.

Finite-lived intangible assets include customer relationships and technologies of $34.9 million and $0.4 million, respectively, based on our preliminary purchase price allocation relating to our acquisition of the RPO business of Aon Hewitt. Refer to Note 2: Acquisitions, for additional information regarding this acquisition.

Amortization expense of our finite-lived intangible assets was $25.1 million, $19.9 million, and $12.0 million for the years ended January 1, 2017, December 25, 2015, and December 26, 2014, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of January 1, 2017 (in thousands):

2017	$19,939
2018	19,339
2019	18,058
2020	16,156
2021	12,842
Thereafter	33,337
Total future amortization	$119,671
Indefinite-lived intangibles

We also held indefinite-lived trade names/trademarks of $6.0 million and $16.2 million as of January 1, 2017 and December 25, 2015, respectively. We began amortizing $5.7 million of previously indefinite-lived trade names over their remaining estimated useful lives of three years, which commenced as of December 26, 2015. In addition, we recorded an impairment charge of $4.5 million, which is discussed in detail below.

Impairments

We evaluate goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. These events or circumstances could include a significant change in the business climate, operating performance

Page - 63

Notes to Consolidated Financial Statements—(Continued)

indicators, competition, loss of customers, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.

Annual impairment test
The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. We consider our service lines to be our reporting units for goodwill impairment testing. Our service lines are Labor Ready, Spartan Staffing, CLP Resources, PlaneTechs, Centerline, Staff Management, SIMOS, PeopleScout, hrX, and Staff Management (MSP). Fair value reflects the price that a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure the possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

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

We performed our annual goodwill impairment analysis as of the first day of our fiscal second quarter of 2016 and recorded a goodwill impairment charge of $65.9 million for the thirteen weeks ended June 24, 2016 with respect to the Staff Management, PlaneTechs, and hrX reporting units as follows:

•
Staff Management (Exclusive recruitment and on-premise management of a facility's contingent industrial workforce) - As reported in our first quarter Form 10-Q for fiscal year 2016, in April 2016, we were notified by our largest customer, Amazon of its plans to reduce the use of contingent labor and realign its contingent labor vendors for warehousing. Our largest customer announced it would be reducing the use of our services for its warehouse fulfillment centers in the United States and focusing our services on its planned expansion of distribution service sites to a national network for delivery direct to the customer. Our largest customer represented approximately $354 million, or 13.1%, of total company revenues for the fiscal year ended December 25, 2015, and $106 million, or 8.0%, of total company revenues for the twenty-six weeks ended June 24, 2016, and $125 million, or 10.4%, for the comparable period in the prior year. We estimated that the change in scope of our services would decrease revenues for the second half of 2016 by approximately $125 million, compared to the prior year. As a result, we lowered our future expectations, which resulted in a goodwill impairment of $33.7 million.

•
PlaneTechs (Skilled mechanics and technicians to the aviation and transportation industries) - Year-to-date revenues have declined in excess of 30% compared to the prior year as significant projects have been completed for a major aviation customer and its supply chain and anticipated projects did not occur to the extent expected. PlaneTechs has been diversifying from providing services to one primary customer without offsetting growth in the broader aviation and transportation marketplace. As a result of significantly underperforming against current year expectations and increased future uncertainty, we lowered our future expectations, which resulted in a goodwill impairment of $17.0 million.

•
hrX (Outsourced recruitment of permanent employees on behalf of clients) - Sales of this service line include our internally developed applicant tracking software (“ATS”). Actual stand-alone ATS sales and service were $3.4 million for fiscal 2015 and have recently declined. ATS sales and prospects have underperformed against our expectations. As a result of underperforming against our current year expectations and increased future uncertainty in customer demand, we lowered our future expectations, which resulted in a goodwill impairment of $15.2 million.

We generally record acquired intangible assets that have finite useful lives, such as customer relationships, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that

Page - 64

Notes to Consolidated Financial Statements—(Continued)

could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques. With the change in scope of services by Staff Management to our largest customer, we lowered our future expectations, which was the primary trigger of an impairment to our acquired customer relationships intangible asset of $28.9 million. Considerable management judgment was necessary to determine key assumptions, including projected revenue and an appropriate discount rate of 13%. Actual future results could vary from our estimates.

We have indefinite-lived intangible assets related to our Staff Management and PeopleScout trade names. We test our trade names/trademarks annually for impairment and when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. We used a royalty rate of 10% and a discount rate of 17% in our valuation. Considerable management judgment is necessary to determine key assumptions, including projected revenue, royalty rates, and appropriate discount rates. With the change in scope of services to our largest customer, we have lowered our future expectations, which was the primary trigger of an impairment to the acquired trade name of Staff Management of $4.5 million.

Interim impairment test

In August 2016, we were notified by our largest customer that they will no longer be using our contingent labor services to help expand their delivery stations to distribute and deliver their products directly to their customers. As a result, we expected minimal, if any, revenue activity in Q4 2016 and beyond for our largest customer's delivery stations business. We plan to continue to service their Canadian fulfillment centers. The loss of providing contingent labor services to expand our largest customer's delivery stations was deemed to be a triggering event for purposes of assessing goodwill and the customer relationship definite-lived intangible asset for impairment during the third quarter of 2016. Accordingly, we performed a goodwill impairment test for our Staff Management reporting unit using a blended income and market approach. Considerable management judgment was necessary to determine key assumptions, including estimated future revenues and discount rate. We estimated future revenues from our largest customer of approximately $30 million for 2017 and modest growth rates thereafter. We used a higher discount rate of 25% for Amazon due to the uncertainties associated with this customer, which resulted in a blended discount rate of 15% for Staff Management.

Determining the fair value of our Staff Management reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of recent changes. The fair value of this reporting unit is estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis required significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of this reporting unit.

The estimated fair value of our Staff Management reporting unit was in excess of its carrying value by 20%. This reporting unit also continues to include limited services to our largest customer. As such, we believe this reporting unit carries more risk of future impairment when compared to our other reporting units. Should our largest customer discontinue the use of our services entirely and the rest of Staff Management continues to perform in line with management's current expectations and valuation assumptions, this would not result in a goodwill impairment; however, it would reduce the excess estimated fair value of this reporting unit over its carrying value to less than 20%. The Staff Management reporting unit has goodwill of $10.6 million as of September 23, 2016 and January 1, 2017. We will continue to closely monitor the operational performance of the Staff Management reporting unit as it relates to goodwill impairment.

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
There were no goodwill or intangible asset impairment charges recorded during fiscal 2015 or 2014.

Page - 65

Notes to Consolidated Financial Statements—(Continued)

NOTE 7:WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
For workers’ compensation claims originating in Washington, North Dakota, Ohio, Wyoming, Canada, and Puerto Rico (our “monopolistic jurisdictions”), we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs (with the exception of our PeopleReady service lines in the state of Ohio where we have a self-insured policy). Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions. Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.6% and 1.8% at January 1, 2017 and December 25, 2015, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years at January 1, 2017.
The table below presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers' compensation reserve for the periods presented as follows (in thousands):

	January 1, 2017	December 25, 2015
Undiscounted workers’ compensation reserve	$292,169	$284,306
Less discount on workers' compensation reserve	14,818	18,026
Workers' compensation reserve, net of discount	277,351	266,280
Less current portion	79,126	69,308
Long-term portion	$198,225	$196,972
Payments made against self-insured claims were $73.6 million, $70.7 million, and $60.6 million for the years ended January 1, 2017, December 25, 2015, and December 26, 2014, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims was $52.9 million and $49.0 million as of January 1, 2017 and December 25, 2015, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $48.9 million and $45.2 million as of January 1, 2017 and December 25, 2015, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
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

Page - 66

Notes to Consolidated Financial Statements—(Continued)

The table below presents the estimated future payout of our discounted workers' compensation claims reserve for the next five years and thereafter as of January 1, 2017 (in thousands):

2017	$79,126
2018	43,882
2019	25,220
2020	15,464
2021	9,979
Thereafter	50,750
Sub-total	224,421
Excess claims (1)	52,930
Total	$277,351

(1)	Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.
Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums, and other miscellaneous expenses. Workers’ compensation expense of $94.0 million, $98.2 million, and $77.5 million was recorded in Cost of services for the years ended January 1, 2017, December 25, 2015, and December 26, 2014, respectively.

NOTE 8:	LONG-TERM DEBT

The components of our borrowings were as follows (in thousands):

	January 1, 2017	December 25, 2015
Revolving Credit Facility	$112,507	$218,086
Term Loan	25,122	27,578
Total debt	137,629	245,664
Less current portion	2,267	2,267
Long-term debt, less current portion	$135,362	$243,397

Revolving Credit Facility

Effective June 30, 2014, we entered into a Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility of $300.0 million with Bank of America, N.A., Wells Fargo Bank, National Association, HSBC and PNC Capital Markets LLC ("Revolving Credit Facility"). The Revolving Credit Facility, which matures June 30, 2019, amended and restated our previous credit facility.

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending limit is $17.4 million, and is reduced by $0.4 million on the first day of each calendar quarter. As of January 1, 2017, the Tacoma headquarters office building liquidation value totaled $13.1 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and certain other reserves, if deemed applicable. Each borrowing has a stated maturity of 90 days or less. At January 1, 2017, $256.4 million was available under the Revolving Credit Facility, $112.5 million was utilized as a draw on the facility, and $8.3 million was utilized by outstanding standby letters of credit, leaving $135.6 million available for additional borrowings. The letters of credit are primarily used to collateralize a portion of our workers' compensation obligation.

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

Page - 67

Notes to Consolidated Financial Statements—(Continued)

The Amendment also reduced the minimum excess liquidity requirement from $37.5 million to $10.0 million, which increased to $19.3 million, $28.6 million, and $37.5 million on April 1, May 1, and June 1 of 2016, respectively. Excess liquidity is an amount equal to the unused borrowing capacity under the Revolving Credit Facility plus certain unrestricted cash, cash equivalents, and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet the excess liquidity requirement. The additional amount available to borrow at January 1, 2017 was $135.6 million and the amount of cash and cash equivalents under control agreements was $27.9 million, for a total of $163.5 million, which was well in excess of the $37.5 million liquidity requirement in effect on January 1, 2017. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. At January 1, 2017, the applicable spread on LIBOR was 1.50% and the applicable spread on the base rate was 0.625%. As of January 1, 2017, the weighted average interest rate on outstanding borrowings was 2.13%.

A fee of 0.375% is applied against the Revolving Credit Facility's unused borrowing capacity when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by a pledge of substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Revolving Credit Facility has variable rate interest and approximates fair value as of January 1, 2017 and December 25, 2015.
Term loan agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (“Term Loan”) with Synovus Bank in the principal amount of $34.0 million. The Term Loan has a five-year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Term Loan by five consecutive one-year extensions. At January 1, 2017, the interest rate for the Term Loan was 2.70%.
At January 1, 2017 and December 25, 2015, the remaining balance of the Term Loan was $25.1 million and $27.6 million, respectively, of which $2.3 million is current and is included in Other current liabilities on our Consolidated Balance Sheets. The Term Loan has variable rate interest and approximates fair value as of January 1, 2017 and December 25, 2015.
The scheduled principal payments for debt are as follows (in thousands):

2017	$2,267
2018	22,855
Total	$25,122
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

Page - 68

Notes to Consolidated Financial Statements—(Continued)

basis these entities assess the amount of collateral they will require from us relative to our workers' compensation obligation. The majority of our collateral obligations are held in the Trust.
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	January 1, 2017	December 25, 2015
Cash collateral held by workers' compensation insurance carriers	$28,066	$23,133
Cash and cash equivalents held in Trust	32,841	26,046
Investments held in Trust	146,517	126,788
Letters of credit (1)	7,982	4,520
Surety bonds (2)	20,440	17,946
Total collateral commitments	$235,846	$198,433

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Operating leases

We have contractual commitments in the form of operating leases related to office space and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of January 1, 2017 are as follows for each of the next five years and thereafter (in thousands):

2017	$6,729
2018	6,056
2019	5,365
2020	4,593
2021	2,787
Thereafter	602
Total future non-cancelable minimum lease payments	$26,132
Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our office space leases, we have the right to cancel the lease, typically within 90 days of notification. Accordingly, we have not included the leases with these cancellation provisions in our disclosure of future minimum lease payments. Total rent expense for 2016, 2015, and 2014 was $26.5 million, $23.1 million, and $23.0 million, respectively.
Purchase obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding, and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty. We had $11.6 million of purchase obligations as of January 1, 2017, of which $7.6 million are expected to be paid in 2017.
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
Common stock
In July 2011, our Board of Directors approved a program to repurchase $75.0 million of our outstanding common stock. As of January 1, 2017, $29.4 million remained available for repurchase of common stock under the current authorization, which has no expiration date.

Page - 69

Notes to Consolidated Financial Statements—(Continued)

Under our authorized stock repurchase program, we repurchased 0.3 million shares of our common stock during 2016 for a total amount of $5.8 million including commissions. During 2015 we did not repurchase any shares of our common stock under our authorized stock repurchase program.
Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.7 million shares as of January 1, 2017 and December 25, 2015.
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

NOTE 11:	STOCK-BASED COMPENSATION

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

Restricted and unrestricted stock awards and performance share units activity for the years ended January 1, 2017, was as follows (shares in thousands):

	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,218	$22.63
Granted	602	$21.53
Vested	(508)	$21.02
Forfeited	(103)	$21.79
Non-vested at the end of the period	1,209	$22.76
The weighted average grant-date price of restricted and unrestricted stock awards and performance share units granted during the years 2016, 2015, and 2014 was $21.53, $23.03, and $26.02, respectively. As of January 1, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $10.4 million, which is estimated to be recognized over a weighted average period of 1.6 years. As of January 1, 2017, total unrecognized stock-based compensation expense related to performance share units was approximately $1.6 million, which is estimated to be recognized over a weighted average period of 1.6 years. The total fair value of restricted shares vested during 2016, 2015, and 2014 was $6.6 million, $6.2 million, and $4.9 million, respectively. The total fair value of performance shares vested during 2016, 2015, and 2014 was $3.3 million, $4.0 million, and $2.1 million, respectively.

Page - 70

Notes to Consolidated Financial Statements—(Continued)

Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers, and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven years from the date of grant. Stock option activity was de minimis for fiscal years 2016, 2015, and 2014.
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
The following table summarizes transactions under our ESPP from fiscal years 2016, 2015, and 2014 (shares in thousands):

	Shares	Average price per share
Issued during fiscal year 2016	87	$17.51
Issued during fiscal year 2015	68	$20.65
Issued during fiscal year 2014	64	$21.55
Stock-based compensation expense
Total stock-based compensation expense, which is included in Selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), was $9.4 million for fiscal year 2016, and $11.1 million for fiscal years 2015 and 2014, respectively. The related tax benefit was $3.3 million in 2016 and $3.9 million in 2015 and 2014.

NOTE 12:	DEFINED CONTRIBUTION PLANS

We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $17.8 million and $12.9 million as of January 1, 2017 and December 25, 2015, respectively. The current and non-current portion of the deferred compensation liability is included in Other current liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheets, and is largely offset by restricted investments recorded in Restricted cash and investments on our Consolidated Balance Sheets. The expense for our qualified and non-qualified deferred compensation plans, including our discretionary matching contributions, totaled $2.8 million for 2016 and 2015, respectively, and $2.0 million for 2014, and is recorded in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Page - 71

Notes to Consolidated Financial Statements—(Continued)

NOTE 13:	INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

	2016	2015	2014
Current taxes:
Federal	$12,082	$12,665	$(161)
State	5,448	5,611	2,614
Foreign	2,677	1,882	951
Total current taxes	20,207	20,158	3,404
Deferred taxes:
Federal	(20,693)	4,963	10,198
State	(4,064)	81	2,481
Foreign	(539)	(2)	86
Total deferred taxes	(25,296)	5,042	12,765
Provision for income taxes	$(5,089)	$25,200	$16,169
The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows (in thousands, except percentages):

	2016	%	2015	%	2014	%
Income tax expense (benefit) based on statutory rate	$(7,119)	35.0%	$33,745	35.0%	$28,641	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,373	(6.8)	4,175	4.3	3,213	3.9
Tax credits, net	(17,141)	84.3	(14,483)	(15.0)	(18,564)	(22.6)
Non-deductible goodwill impairment charge	17,694	(87.0)	—	—	—	—
Non-deductible/non-taxable items	630	(3.1)	2,456	2.5	1,983	2.4
Foreign taxes	993	(4.8)	(933)	(1.0)	1,037	1.3
Other, net	(1,519)	7.4	240	0.3	(141)	(0.2)
Total taxes on income (loss)	$(5,089)	25.0%	$25,200	26.1%	$16,169	19.8%

Our effective tax rate for fiscal 2016 was 25.0%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results primarily from non-deductible goodwill impairment and federal Work Opportunity Tax Credit ("WOTC"). This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. In December of 2015, WOTC was restored through 2019 as a result of the Protecting Americans from Tax Hikes Act of 2015. We recognized $6.0 million of tax benefits from prior year WOTC. We also recognized $17.7 million of tax detriment from non-deductible goodwill impairment. Other differences between the statutory federal income tax rate of 35.0% and our effective tax rate of 25.0% result from state and foreign income taxes and certain non-deductible expenses.

Page - 72

Notes to Consolidated Financial Statements—(Continued)

The components of deferred tax assets and liabilities were as follows (in thousands):

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$1,970	$2,295
Accounts payable and other accrued expenses	8,577	4,896
Net operating loss carryforwards	2,287	2,385
Tax credit carryforwards	2,835	8,315
Accrued wages and benefits	9,470	10,791
Deferred compensation	7,003	5,156
Other	1,090	1,057
Total	33,232	34,895
Valuation allowance	(2,266)	(3,227)
Total deferred tax asset, net of valuation allowance	30,966	31,668
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(2,697)	(3,141)
Depreciation and amortization	(18,330)	(44,383)
Workers’ compensation	(3,169)	(3,643)
Total deferred tax liabilities	(24,196)	(51,167)
Net deferred tax (liabilities) asset, end of year	$6,770	$(19,499)
Deferred taxes related to our foreign currency translation were de minimis for 2016, 2015, and 2014.

The following table summarizes our net operating losses (“NOLs”) and credit carryforwards along with their respective valuation allowance as of January 1, 2017 (in thousands):

	Carryover Tax Benefit	Valuation Allowance	Expected Benefit	Year Expiration Begins
Year-end tax attributes:
Federal WOTCs	$1,419	$—	$1,419	2024
State NOLs	1,093	—	1,093	Various
Foreign NOLs	1,194	(1,194)	—	Various
California Enterprise Zone credits (1)	1,416	(1,072)	344	2023
Total	$5,122	$(2,266)	$2,856

(1)	The California Enterprise Zone credits fully expire in 2023.
Our ability to utilize WOTC that carryforward from the Seaton acquisition is limited by Sec. 382 of the Internal Revenue Code. However, pursuant to Notice 2003-65, 2003-40 IRB 747, this limit is increased in the five post-acquisition years by Seaton’s net unrealized built-in gains. We expect to utilize the remaining Seaton federal WOTC carryover of approximately $1.4 million in 2017.
Pre-tax income from operations outside the U.S. was $3.1 million ($12.1 million loss with impairment), $7.1 million, and $3.1 million in 2016, 2015, and 2014, respectively. We have not provided for deferred U.S. income taxes relating to undistributed foreign earnings of $18.6 million as we consider those earning to be permanently invested. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
As of January 1, 2017, our liability for unrecognized tax benefits was $2.2 million. If recognized, $1.5 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the year ended January 1, 2017. This liability is recorded in Other non-current liabilities on our Consolidated Balance Sheets. In general, the tax years 2013 through 2015 remain open to examination by the major taxing jurisdictions where we conduct business.

Page - 73

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2016	2015	2014
Balance, beginning of fiscal year	$2,195	$2,039	$2,035
Increases for tax positions related to the current year	348	436	389
Reductions due to lapsed statute of limitations	(301)	(280)	(385)
Balance, end of fiscal year	$2,242	$2,195	$2,039
We recognize interest and penalties related to unrecognized tax benefits within Income tax expense on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included within Other long-term liabilities on the Consolidated Balance Sheets. Related to the unrecognized tax benefits noted above, we accrued a de minimis amount for interest and penalties during fiscal 2016 and, in total, as of January 1, 2017, have recognized a liability for penalties of $0.2 million and interest of $0.9 million.

NOTE 14:	NET INCOME (LOSS) PER SHARE

Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Years ended
	2016	2015	2014
Net income (loss)	$(15,251)	$71,247	$65,675

Weighted average number of common shares used in basic net income (loss) per common share	41,648	41,226	40,734
Dilutive effect of non-vested restricted stock	—	396	442
Weighted average number of common shares used in diluted net income (loss) per common share	41,648	41,622	41,176
Net income (loss) per common share:
Basic	$(0.37)	$1.73	$1.61
Diluted	$(0.37)	$1.71	$1.59

Anti-dilutive shares	—	89	58

NOTE 15:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity and consists of foreign currency translation adjustments and the unrealized gains and losses, net of taxes, on available-for-sale securities. Changes in the balance of each component of accumulated other comprehensive income (loss) during the years ended January 1, 2017 and December 25, 2015 were as follows (in thousands):

	Foreign currency translation adjustment (1)	Unrealized gain (loss) on investments (2)	Total other comprehensive income (loss), net of tax
Balance at December 26, 2014	$848	$23	$871
Current-period other comprehensive loss	(14,362)	(522)	(14,884)
Balance at December 25, 2015	(13,514)	(499)	(14,013)
Current-period other comprehensive income	1,830	750	2,580
Balance at January 1, 2017	$(11,684)	$251	$(11,433)

(1)
During 2015, we made a U.S. tax election for our Australian subsidiary that caused our permanent intercompany loan to be settled for tax purposes, resulting in a tax impact of $3.0 million on foreign currency translation adjustments. The tax impact on foreign currency translation adjustments for fiscal years 2016 and 2014 was de minimis.

(2)
Consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities. The tax impact on unrealized gain on available-for-sale securities was de minimis for fiscal years 2016, 2015, and 2014.

Page - 74

Notes to Consolidated Financial Statements—(Continued)

There were no material reclassifications out of accumulated other comprehensive loss during the fiscal periods presented.

NOTE 16:	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Years ended
	2016	2015	2014
Cash paid during the period for:
Interest	$4,083	$3,504	$2,483
Income taxes	10,312	34,401	9,140
As of January 1, 2017, December 25, 2015, and December 26, 2014, we had acquired $1.5 million, $0.3 million, and $1.0 million, respectively, of property and equipment on account that was not yet paid. In fiscal 2015, we recorded $19.3 million of contingent consideration in connection with our SIMOS acquisition, which will be payable in 2017. In fiscal 2016, we finalized our fair value assessment of our acquisition of SIMOS and recorded net year-to-date non-cash adjustments to finalize the SIMOS purchase accounting of $3.8 million, with corresponding adjustments to goodwill. These are considered non-cash investing items.

NOTE 17:	SEGMENT INFORMATION

Commencing in the fourth quarter of 2016, we changed our internal reporting structure to better align our operations with customer needs and how our chief operating decision maker, our Chief Executive Officer, currently evaluates financial results to determine resource allocation and assess performance. As a result of this change, our former Staffing Services reportable segment has been separated into two reportable segments, PeopleReady and PeopleManagement, and our former Managed Services reportable segment has been renamed PeopleScout. In addition, we changed our methodology for allocating certain corporate costs to our segments, which decreased our corporate unallocated expenses. The prior year amounts have been recast to reflect this change for consistency purposes.

In the second quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our PeopleScout and hrX service lines. As a result, we have combined these service lines and they no longer represent separate operating units. At the end of the third quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our Labor Ready, Spartan Staffing, and CLP Resources retail branch service lines. The combined service lines were re-branded as PeopleReady. As a result, we have combined these service lines and they no longer represent separate operating units.

Effective January 4, 2016, our PeopleScout service line acquired certain assets and assumed certain liabilities of the RPO business of Aon Hewitt, which expands our RPO service offering. The RPO business of Aon Hewitt has been integrated into our PeopleScout service line, which is part of our PeopleScout reportable segment. Effective December 1, 2015, we acquired SIMOS, which broadens our on-premise contingent staffing solution and is part of our PeopleManagement reportable segment. Effective June 30, 2014, we acquired Seaton, which added a full service line of on-premise blue-collar staffing, complementary service offerings in recruitment process outsourcing, and managed services provider solutions.

Our service lines, which are our operating segments, and reportable segments are described below:

Our PeopleReady reportable segment provides blue-collar contingent staffing through the PeopleReady service line. PeopleReady provides on-demand and skilled labor in the manufacturing, logistics, and energy construction industries, as well as building and plant maintenance.
Our PeopleManagement reportable segment provides primarily on-premise contingent staffing and on-premise management of those contingent staffing services through the following operating segments, which we aggregated into one reportable segment in accordance with U.S. GAAP:

•	Staff Management: Exclusive recruitment and on-premise management of a facility's contingent industrial workforce;

•	SIMOS: On-premise management and recruitment of a facility's contingent industrial workforce;

•	Centerline Drivers: Recruitment and management of temporary and dedicated drivers to the transportation and distribution industries; and

•	PlaneTechs: Skilled mechanics and technicians, including on-premise management thereof, to the aviation and transportation industries.

Page - 75

Notes to Consolidated Financial Statements—(Continued)

Our PeopleScout reportable segment provides high-volume permanent employee recruitment process outsourcing and management of outsourced labor service providers through the following operating segments, which we aggregated into one reportable segment in accordance with U.S. GAAP:

•	PeopleScout: Outsourced recruitment of permanent employees on behalf of clients; and

•	PeopleScout MSP: Management of multiple third party staffing vendors on behalf of clients.

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

Revenue from services and income (loss) from operations associated with our segments were as follows (in thousands):

	2016	2015	2014
Revenue from services
PeopleReady	$1,629,455	$1,625,817	$1,534,547
PeopleManagement	940,453	965,331	591,366
PeopleScout	180,732	104,532	48,132
Total Company	$2,750,640	$2,695,680	$2,174,045

Income (loss) from operations
PeopleReady	$101,270	$123,899	$105,731
PeopleManagement	(60,452)	36,512	28,828
PeopleScout	19,116	9,324	3,074
Depreciation and amortization	(46,692)	(41,843)	(29,474)
Corporate unallocated	(30,237)	(30,050)	(26,431)
Total Company	(16,995)	97,842	81,728
Interest and other income (expense), net	(3,345)	(1,395)	116
Income (loss) before tax expense	$(20,340)	$96,447	$81,844

Our international operations are primarily in Canada and Australia. Revenues by region were as follows (in thousands, except percentages):

	2016		2015		2014
United States	$2,644,414	96.1%	$2,603,085	96.6%	$2,096,958	96.5%
International operations	106,226	3.9%	92,595	3.4%	77,087	3.5%
Total revenue from services	$2,750,640	100.0%	$2,695,680	100.0%	$2,174,045	100.0%

No single customer represented more than 10% of total Company revenue for fiscal 2016 nor 2014. One customer represented 13.1% of total Company revenue for fiscal 2015. Customer concentration for our reportable segments is as follows:

•	No single customer represented more than 10% of our PeopleReady reportable segment revenue for fiscal 2016, 2015, or 2014.

•	One customer represented 18.2%, 36.7%, and 30.6% of our PeopleManagement reportable segment revenue in fiscal 2016, 2015, and 2014, respectively.

•
Two customers represented 12.8% and 10.0%, respectively of our PeopleScout reportable segment revenue for fiscal 2016. Two customers represented 10.6% and 10.2%, respectively of our PeopleScout reportable segment revenue for fiscal 2015, which were different from those in fiscal 2016. No single customer represented more than 10% of our PeopleScout reportable segment revenue for fiscal 2014.

Page - 76

Notes to Consolidated Financial Statements—(Continued)

Net property and equipment located in international operations was approximately 7% and 2% of total property and equipment as of January 1, 2017 and December 25, 2015, respectively.

NOTE 18:	SELECTED QUARTERLY FINANCIAL DATA (unaudited; in thousands, except per share data)

	First	Second	Third	Fourth
2016
Revenue from services	$645,980	$672,612	$697,097	$734,951
Cost of services	495,468	502,688	518,702	554,064
Gross profit	150,512	169,924	178,395	180,887
Selling, general and administrative expenses	130,624	135,787	134,679	145,387
Depreciation and amortization	11,289	11,694	11,690	12,019
Goodwill and intangible asset impairment charge	—	99,269	4,275	—
Income (loss) from operations	8,599	(76,826)	27,751	23,481
Interest expense	(1,969)	(1,740)	(1,721)	(1,736)
Interest and other income	950	853	854	1,164
Interest expense, net	(1,019)	(887)	(867)	(572)
Income (loss) before tax expense	7,580	(77,713)	26,884	22,909
Income tax expense (benefit)	612	(13,978)	3,455	4,822
Net income (loss)	$6,968	$(63,735)	$23,429	$18,087
Net income (loss) per common share:
Basic	$0.17	$(1.53)	$0.56	$0.43
Diluted	$0.17	$(1.53)	$0.56	$0.43
2015
Revenue from services	$573,315	$627,714	$683,918	$810,733
Cost of services	443,479	475,748	515,051	625,729
Gross profit	129,836	151,966	168,867	185,004
Selling, general and administrative expenses	111,593	117,859	125,117	141,419
Depreciation and amortization	10,520	10,397	10,498	10,428
Income from operations	7,723	23,710	33,252	33,157
Interest expense	(1,166)	(881)	(933)	(1,180)
Interest and other income	632	679	567	887
Interest expense, net	(534)	(202)	(366)	(293)
Income before tax expense	7,189	23,508	32,886	32,864
Income tax expense	1,473	6,235	12,796	4,696
Net income	$5,716	$17,273	$20,090	$28,168
Net income per common share:
Basic	$0.14	$0.42	$0.49	$0.68
Diluted	$0.14	$0.42	$0.48	$0.67

NOTE 19:	SUBSEQUENT EVENTS

We evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued, and identified no other events that were subject to recognition or disclosure.

Page - 77

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the fourth quarter of fiscal 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (January 1, 2017).

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this 10-K.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2017.

Our internal control over financial reporting as of January 1, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Page - 78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TrueBlue, Inc.
Tacoma, Washington

We have audited the internal control over financial reporting of TrueBlue, Inc., and subsidiaries (the "Company") as of January 1, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2017 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 24, 2017

Page - 79

Item 9B.	OTHER INFORMATION
None.

Page - 80

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2017 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended January 1, 2017, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to the Company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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
Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Years 2016 and 2015” in our Proxy Statement, and is incorporated herein by this reference thereto.

Page - 81

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as a part of this 10-K:

1.    Financial Statements
Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2.    Financial Statement Schedules
Financial Statement Schedule II can be found on the following page.

3.    Exhibits
The Exhibits are listed in the Index to Exhibits, which appears immediately following the signature page.

Page - 82

FINANCIAL STATEMENT SCHEDULES
Schedule II, Valuation and Qualifying Accounts (in thousands)
Allowance for doubtful accounts activity was as follows:

	2016	2015	2014
Balance, beginning of the year	$5,902	$7,603	$5,710
Charged to expense	8,171	7,132	11,815
Write-offs	(8,913)	(8,833)	(9,922)
Balance, end of year	$5,160	$5,902	$7,603
Insurance receivable valuation allowance activity was as follows:

	2016	2015	2014
Balance, beginning of the year	$3,874	$3,933	$5,652
Charged to expense	207	48	—
Release of allowance	(62)	(107)	(1,719)
Balance, end of year	$4,019	$3,874	$3,933
Income tax valuation allowance activity was as follows:

	2016	2015	2014
Balance, beginning of the year	$3,227	$2,844	$844
Acquisition	—	—	2,068
Charged to expense	579	383	(68)
Release of allowance	(1,540)	—	—
Balance, end of year	$2,266	$3,227	$2,844

Page - 83

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Steven C. Cooper	2/24/2017
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	2/24/2017
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	2/24/2017
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven C. Cooper	2/24/2017	/s/ Joseph P. Sambataro, Jr.	2/24/2017
Signature	Date	Signature	Date
Steven C. Cooper, Director, Chief Executive Officer		Joseph P. Sambataro, Jr., Chairman of the Board

/s/ Colleen B. Brown	2/24/2017	/s/ William C. Goings	2/24/2017
Signature	Date	Signature	Date
Colleen B. Brown, Director		William C. Goings, Director

/s/ Kim Harris Jones	2/24/2017	/s/ Stephen M. Robb	2/24/2017
Signature	Date	Signature	Date
Kim Harris Jones, Director		Stephen M. Robb, Director

/s/ Jeffrey B. Sakaguchi	2/24/2017	/s/ Bonnie W. Soodik	2/24/2017
Signature	Date	Signature	Date
Jeffrey B. Sakaguchi, Director		Bonnie W. Soodik, Director

/s/ William W. Steele	2/24/2017
Signature	Date
William W. Steele, Director

Page - 84

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Date of First Filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	5/12/2016

3.2	Amended and Restated Company Bylaws.		8-K	001-14543	9/17/2008

10.1
Assumption and Novation Agreement among TrueBlue, Inc. and Lumbermen's Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004.
			10-K	001-14543	3/11/2005

10.2	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004.		10-K	001-14543	3/11/2005

10.3*	Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated August 3, 2005.		8-K	001-14543	8/9/2005

10.4*	First Amendment to the Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated December 31, 2006.		10-Q	001-14543	5/4/2007

10.5*	Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated December 31, 2006.		10-Q	001-14543	5/4/2007

10.6*	Executive Employment Agreement between TrueBlue, Inc. and Wayne W. Larkin, dated December 31, 2006.		10-Q	001-14543	5/4/2007

10.7*	Form Executive Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, Wayne W. Larkin, and Patrick Beharelle.		10-Q	001-14543	5/4/2007

10.8*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, and Wayne W. Larkin, and Patrick Beharelle.		10-Q	001-14543	5/4/2007

10.9*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, Wayne W. Larkin, and Patrick Beharelle.		10-Q	001-14543	5/4/2007

10.10*	Amended and Restated Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, dated November 16, 2009.		8-K	001-14543	11/19/2009

10.11*	Equity Retainer And Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010.		S-8	333-164614	2/1/2010

10.12	2010 Employee Stock Purchase Plan.		S-8	333-167770	6/25/2010

10.13*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan.		10-K	001-14543	2/22/2012

10.14	Term Loan Agreement by and among TrueBlue, Inc., The Lenders That Are Signatories hereto, and Synovus Bank dated as of February 4, 2013		10-K	001-14543	2/21/2013

10.15*	Amended and Restated 2005 Long-Term Equity Incentive Plan		S-8	333-190220	7/29/2013

10.16*	TrueBlue 2016 Omnibus Incentive Plan		S-8	333-211737	6/1/2016

10.17	Second Amended and Restated Credit Agreement by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association, and TrueBlue, Inc. dated as of June 30, 2014.		10-Q	001-14543	7/28/2014

Page - 85

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Date of First Filing
10.18*	Executive Employment Agreement between TrueBlue, Inc. and Patrick Beharelle, effective June 30, 2014.		10-K	001-14543	2/22/16

10.19*	Amended and Restated Executive Employment Agreements Executive Employment Agreement between TrueBlue, Inc. and Steven C. Cooper, effective October 21, 2015.		10-K	001-14543	2/22/16

10.2	Third Amendment to Second Restated Credit Agreement by and Among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association and TrueBlue, Inc. dated January 4, 2016.		10-K	001-14543	2/22/16

18.1	Preferability Letter Regarding Change in Accounting Policy Related to Goodwill.		10-Q	001-14543	4/28/2014

21.1	Subsidiaries of TrueBlue, Inc.	X	—	—	—

23.1	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm.	X	—	—	—

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

32.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

101.INS	XBRL Instance Document.	X	—	—	—

101.SCH	XBRL Taxonomy Extension Schema.	X	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X	—	—	—

*	Indicates a management contract or compensatory plan or arrangement
Copies of Exhibits may be obtained upon request directed to Mr. James E. Defebaugh, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 86