Form 10-Q
period 2017-04-02
TrueBlue, Inc.
filed 2017-05-01
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 2, 2017
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 17, 2017, there were 42,559,240 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	April 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$26,083	$34,970
Accounts receivable, net of allowance for doubtful accounts of $4,544 and $5,160	302,082	352,606
Prepaid expenses, deposits and other current assets	20,005	21,373
Income tax receivable	9,306	18,854
Total current assets	357,476	427,803
Property and equipment, net	64,118	63,998
Restricted cash and investments	228,120	231,193
Deferred income taxes, net	6,004	6,770
Goodwill	225,952	224,223
Intangible assets, net	120,569	125,671
Other assets, net	48,528	50,787
Total assets	$1,050,767	$1,130,445
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$51,429	$66,758
Accrued wages and benefits	63,711	79,782
Current portion of workers' compensation claims reserve	75,532	79,126
Contingent consideration	22,100	21,600
Current portion of long-term debt	24,556	2,267
Other current liabilities	1,366	1,602
Total current liabilities	238,694	251,135
Workers’ compensation claims reserve, less current portion	199,861	198,225
Long-term debt, less current portion	55,140	135,362
Other long-term liabilities	23,287	20,544
Total liabilities	516,982	605,266

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 42,550 and 42,171 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(8,896)	(11,433)
Retained earnings	542,680	536,611
Total shareholders’ equity	533,785	525,179
Total liabilities and shareholders’ equity	$1,050,767	$1,130,445
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Revenue from services	$568,244	$645,980
Cost of services	428,815	495,468
Gross profit	139,429	150,512
Selling, general and administrative expense	121,844	130,624
Depreciation and amortization	11,174	11,289
Income from operations	6,411	8,599
Interest expense	(1,232)	(1,969)
Interest and other income	1,306	950
Interest and other income (expense), net	74	(1,019)
Income before tax expense	6,485	7,580
Income tax expense	1,811	612
Net income	$4,674	$6,968

Net income per common share:
Basic	$0.11	$0.17
Diluted	$0.11	$0.17

Weighted average shares outstanding:
Basic	41,637	41,502
Diluted	41,937	41,798

Other comprehensive income:
Foreign currency translation adjustment	$1,800	$2,401
Unrealized gain on investments, net of tax	737	76
Total other comprehensive income, net of tax	2,537	2,477
Comprehensive income	$7,211	$9,445
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Cash flows from operating activities:
Net income	$4,674	$6,968
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,174	11,289
Provision for doubtful accounts	1,446	1,308
Stock-based compensation	3,304	3,179
Deferred income taxes	726	(1,083)
Other operating activities	937	1,014
Changes in operating assets and liabilities:
Accounts receivable	49,077	147,067
Income tax receivable	9,565	14,742
Other assets	3,627	(3,668)
Accounts payable and other accrued expenses	(15,015)	(9,681)
Accrued wages and benefits	(16,071)	(16,153)
Workers’ compensation claims reserve	(1,957)	3,731
Other liabilities	2,488	1,792
Net cash provided by operating activities	53,975	160,505

Cash flows from investing activities:
Capital expenditures	(6,167)	(3,876)
Acquisition of business	—	(72,000)
Change in restricted cash and cash equivalents	14,039	(3,592)
Purchases of restricted investments	(14,975)	(11,222)
Maturities of restricted investments	4,423	3,164
Net cash used in investing activities	(2,680)	(87,526)

Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	491	477
Common stock repurchases for taxes upon vesting of restricted stock	(2,400)	(2,229)
Net change in Revolving Credit Facility	(57,367)	(78,988)
Payments on debt	(567)	(756)
Other	—	171
Net cash used in financing activities	(59,843)	(81,325)
Effect of exchange rate changes on cash and cash equivalents	(339)	453
Net change in cash and cash equivalents	(8,887)	(7,893)
CASH AND CASH EQUIVALENTS, beginning of period	34,970	29,781
CASH AND CASH EQUIVALENTS, end of period	$26,083	$21,888

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$755	$1,321
Income taxes	(8,487)	(12,983)
Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	1,161	2,087
Non-cash acquisition adjustments	—	4,610

See accompanying notes to consolidated financial statements

Page - 5

TRUEBLUE, INC.
Notes to Consolidated Financial Statements

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial statement preparation
The accompanying unaudited consolidated financial statements (“financial statements”) of TrueBlue, Inc. (the “Company,” “TrueBlue,” “we,” “us,” and “our”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial statements for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial statements.

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. The results of operations for the thirteen weeks ended April 2, 2017, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Recently adopted accounting standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify employee share-based payment accounting. The simplifications include several aspects of accounting for share-based payment transactions (referred to as stock-based compensation within our financial statements), including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this standard on January 2, 2017, and have applied the standard requiring recognition of excess tax deficiencies and tax benefits to the income statement prospectively. The adoption of the new standard did not have a material impact to our consolidated financial statements. Management has elected to continue to estimate forfeitures of share-based awards.

Recently issued accounting pronouncements not yet adopted

In January 2017, FASB issued guidance to simplify the subsequent measurement of goodwill by eliminating the requirement to perform a Step 2 impairment test to compute the implied fair value of goodwill. Instead, companies will only compare the fair value of a reporting unit to its carrying value (Step 1) and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2019 (Q1 2020 for TrueBlue), with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to early adopt this guidance for our fiscal 2017 annual impairment test. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In November 2016, the FASB issued guidance to amend the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. We plan to adopt this guidance on the effective date. Changes in restricted cash and cash equivalents recorded in cash flows from investing were $14.0 million and $3.6 million for the thirteen weeks ended April 2, 2017 and March 25, 2016, respectively.

In October 2016, FASB issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. We plan to adopt this guidance on the effective date and do not expect the adoption of this guidance to have a material impact on our financial statements.

Page - 6

Notes to Consolidated Financial Statements—(Continued)

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

In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments. This guidance sets forth a current expected credit loss model, which requires measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and some off-balance sheet exposures, as well as trade account receivables. This guidance is effective for fiscal years beginning after December 15, 2019 (Q1 2020 for TrueBlue) with early adoption permitted no sooner than Q1 2019. A modified retrospective approach is required for all investments, except debt securities for which an other-than-temporary impairment had been recognized prior to the effective date, which will require a prospective transition approach. We plan to adopt this guidance on the effective date and are currently assessing the impact of the adoption of this guidance on our financial statements.

In February 2016, the FASB issued guidance on lease accounting. The new guidance will continue to classify leases as either finance or operating and will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with classification affecting the pattern of expense recognition in the statement of income. This guidance is effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We plan to adopt the guidance on the effective date. We are currently evaluating the impact of this guidance on our financial statements and expect that a majority of our operating lease commitments will be recognized on our Consolidated Balance Sheets as operating lease liabilities and right-of-use assets upon adoption. We do not expect the adoption of this guidance to have a material impact on the pattern of expense recognition in our Consolidated Statements of Operations and Comprehensive Income.

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

In May 2014, the FASB issued guidance outlining a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes the current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments as well as assets recognized from costs incurred to obtain or fulfill a contract. The guidance provides two methods of initial adoption: retrospective for all periods presented (full retrospective), or through a cumulative adjustment in the year of adoption (modified retrospective). Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations; 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance; and 3) additional guidance and practical expedients in response to identified implementation issues. The effective date is for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). We expect to adopt the guidance using the modified retrospective approach.

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

Page - 7

Notes to Consolidated Financial Statements—(Continued)

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

NOTE 2:	FAIR VALUE MEASUREMENT
Our assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	April 2, 2017
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents (1)	$26,083	$26,083	$—	$—
Restricted cash and cash equivalents (1)	54,105	54,105	—	—
Other restricted assets (2)	18,717	18,717	—	—
Restricted investments classified as held-to-maturity	155,687	—	155,687	—

Financial liabilities:
Contingent consideration (3)	22,100	—	—	22,100

	January 1, 2017
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:

Cash and cash equivalents (1)	$34,970	$34,970	$—	$—
Restricted cash and cash equivalents (1)	67,751	67,751	—	—
Other restricted assets (2)	16,925	16,925	—	—
Restricted investments classified as held to maturity	145,953	—	145,953	—

Financial liabilities:
Contingent consideration (3)	21,600	—	—	21,600

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

(3)
The estimated fair value of the contingent consideration associated with the acquisition of SIMOS Insourcing Solutions Corporation (“SIMOS”), which was estimated using a probability-adjusted discounted cash flow model.

Page - 8

Notes to Consolidated Financial Statements—(Continued)

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the thirteen weeks ended April 2, 2017, as follows (in thousands):

Fair value measurement at beginning of period	$21,600
Accretion on contingent consideration	500
Fair value measurement at end of period	$22,100
Our liability for contingent consideration represents the future payment of additional consideration for the acquisition of SIMOS. The preliminary achievement of the defined performance milestone occurred in the fourth quarter of 2016, however the final determination is subject to a verification period through the payout date in the second quarter of 2017. Amortization of the present value discount is recorded in Interest expense on the Consolidated Statements of Operations and Comprehensive Income.

There were no material transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the thirteen weeks ended April 2, 2017 or March 25, 2016.

NOTE 3:	RESTRICTED CASH AND INVESTMENTS

Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers' compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in debt and asset-backed securities. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). Our investments have not resulted in any other-than-temporary impairments.
The following is a summary of our restricted cash and investments (in thousands):

	April 2, 2017	January 1, 2017
Cash collateral held by insurance carriers	$28,771	$34,910
Cash and cash equivalents held in Trust	25,334	32,841
Investments held in Trust	155,298	146,517
Other (1)	18,717	16,925
Total restricted cash and investments	$228,120	$231,193

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	April 2, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$78,589	$822	$(585)	$78,826
Corporate debt securities	70,268	355	(229)	70,394
Agency mortgage-backed securities	5,442	40	(19)	5,463
U.S. government and agency securities	999	5	—	1,004
	$155,298	$1,222	$(833)	$155,687

	January 1, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$71,618	$443	$(865)	$71,196
Corporate debt securities	68,934	212	(352)	68,794
Agency mortgage-backed securities	5,965	30	(32)	5,963
	$146,517	$685	$(1,249)	$145,953

Page - 9

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	April 2, 2017
	Amortized Cost	Fair Value
Due in one year or less	$17,644	$17,680
Due after one year through five years	72,939	73,300
Due after five years through ten years	64,715	64,707
	$155,298	$155,687
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
NOTE 4:WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.6% at April 2, 2017 and January 1, 2017. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years at April 2, 2017.
The table below presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented as follows (in thousands):

	April 2, 2017	January 1, 2017
Undiscounted workers’ compensation reserve	$290,810	$292,169
Less discount on workers’ compensation reserve	15,417	14,818
Workers' compensation reserve, net of discount	275,393	277,351
Less current portion	75,532	79,126
Long-term portion	$199,861	$198,225
Payments made against self-insured claims were $15.9 million and $18.9 million for the thirteen weeks ended April 2, 2017 and March 25, 2016, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims was $50.6 million and $52.9 million as of April 2, 2017 and January 1, 2017, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $46.6 million and $48.9 million as of April 2, 2017 and January 1, 2017, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
Workers’ compensation expense of $19.8 million and $24.1 million was recorded in Cost of services for the thirteen weeks ended April 2, 2017 and March 25, 2016, respectively.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

NOTE 5:	COMMITMENTS AND CONTINGENCIES

Workers’ compensation commitments

We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	April 2, 2017	January 1, 2017
Cash collateral held by workers’ compensation insurance carriers	$28,132	$28,066
Cash and cash equivalents held in Trust	25,334	32,841
Investments held in Trust	155,298	146,517
Letters of credit (1)	7,783	7,982
Surety bonds (2)	20,430	20,440
Total collateral commitments	$236,977	$235,846

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

NOTE 6:	INCOME TAXES

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

Our effective tax rate for the thirteen weeks ended April 2, 2017 was 27.9%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 35.0% and our effective tax rate result from state and foreign income taxes, certain non-deductible expenses, and tax effects of share based compensation.

Page - 11

Notes to Consolidated Financial Statements—(Continued)

NOTE 7:	NET INCOME PER SHARE

Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Net income	$4,674	$6,968

Weighted average number of common shares used in basic net income per common share	41,637	41,502
Dilutive effect of non-vested restricted stock	300	296
Weighted average number of common shares used in diluted net income per common share	41,937	41,798
Net income per common share:
Basic	$0.11	$0.17
Diluted	$0.11	$0.17

Anti-dilutive shares	159	284

NOTE 8:	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the balance of each component of accumulated other comprehensive loss during the reporting periods were as follows (in thousands):

	Thirteen weeks ended
	Foreign currency translation adjustment	Unrealized gain (loss) on investments (1)	Total other comprehensive income (loss), net of tax
April 2, 2017
Balance at beginning of period	$(11,684)	$251	$(11,433)
Current period other comprehensive income	1,800	737	2,537
Balance at end of period	$(9,884)	$988	$(8,896)

March 25, 2016
Balance at beginning of period	$(13,514)	$(499)	$(14,013)
Current period other comprehensive income	2,401	76	2,477
Balance at end of period	$(11,113)	$(423)	$(11,536)

(1)
Consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities. The tax impact on unrealized gain on available-for-sale securities was de minimis for the thirteen weeks ended April 2, 2017 and March 25, 2016.

There were no material reclassifications out of accumulated other comprehensive loss during the thirteen weeks ended April 2, 2017 or March 25, 2016.

NOTE 9:	SEGMENT INFORMATION

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

Page - 12

Notes to Consolidated Financial Statements—(Continued)

Our service lines, which are our operating segments, and our reportable segments are described below:

Our PeopleReady reportable segment provides blue-collar contingent staffing through the PeopleReady service line. PeopleReady provides on-demand and skilled labor in the retail, manufacturing, warehousing, logistics, energy, construction, hospitality, and others industries.
Our PeopleManagement reportable segment provides primarily on-premise contingent staffing and on-premise management of those contingent staffing services through the following operating segments, which we aggregated into one reportable segment in accordance with U.S. GAAP:

•	Staff Management | SMX: Exclusive recruitment and on-premise management of a facility’s contingent industrial workforce;

•	SIMOS Insourcing Solutions: On-premise management and recruitment of warehouse/distribution operations;

•	Centerline Drivers: Recruitment and management of temporary and dedicated drivers to the transportation and distribution industries; and

•	PlaneTechs: Skilled mechanics and technicians, including on-premise management thereof, to the aviation and transportation industries.

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

We have two primary measures of segment performance: revenue from services and segment earnings before interest, taxes, depreciation and amortization (“Segment EBITDA”). Segment EBITDA includes net sales to third parties, related cost of sales, and selling, general and administrative expenses directly attributable to the reportable segment together with certain allocated corporate general and administrative expenses. Segment EBITDA excludes unallocated corporate general and administrative expenses.

The following table presents a reconciliation of segment revenue from services to total company revenue (in thousands):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Revenue from services (1)
PeopleReady	$332,624	$356,010
PeopleManagement	191,686	246,427
PeopleScout	43,934	43,543
Total Company	$568,244	$645,980

(1)	There were no material revenue transactions between our reportable segments.

The following table presents a reconciliation of Segment EBITDA to income before tax expense (in thousands):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Segment EBITDA (1)
PeopleReady	$9,722	$11,555
PeopleManagement	5,533	6,353
PeopleScout	8,665	8,010
	23,920	25,918
Corporate unallocated	(6,335)	(6,030)
Depreciation and amortization	(11,174)	(11,289)
Income from operations	6,411	8,599
Interest and other income (expense), net	74	(1,019)
Income before tax expense	$6,485	$7,580

(1)	Segment EBITDA was previously referred to as segment income from operations. This change had no impact on the amounts reported.

Page - 13

Notes to Consolidated Financial Statements—(Continued)

Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

NOTE 10:	SUBSEQUENT EVENT

In April 2017, we paid additional consideration of $22.5 million related to the acquisition of SIMOS. Achievement of the defined performance milestone occurred in the fourth quarter of 2016, however the final determination was subject to a verification period through the payout due date in the second quarter of 2017. The fair value of the contingent consideration liability as of April 2, 2017 was $22.1 million.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMENT ON FORWARD LOOKING STATEMENTS
Certain statements in this Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “goal,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in our forward-looking statements, including the risks and uncertainties described in “Risk Factors” (Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q). We undertake no duty to update or revise publicly any of the forward-looking statements after the date of this report or to conform such statements to actual results or to changes in our expectations, whether because of new information, future events, or otherwise.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our financial statements.
OVERVIEW

TrueBlue, Inc. (the “Company,” “TrueBlue,” “we,” “us,” and “our”) is a leading provider of specialized workforce solutions that help our clients create growth, improve efficiency, and increase reliability. Our workforce solutions meet clients’ needs for a reliable, efficient workforce in a wide variety of industries. We report our business as three distinct segments: PeopleReady; PeopleManagement; and PeopleScout. See Note 9: Segment Information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our service lines and reportable segments.

Page - 14

•
PeopleReady is our branch-based blue-collar industrial staffing service. PeopleReady provides a wide range of staffing solutions for contingent, on-demand, general and skilled labor to a broad range of industries that include retail, manufacturing, warehousing, logistics, energy, construction, hospitality, and others. PeopleReady helped approximately 122,000 businesses in 2016 to be more productive by providing easy access to dependable contingent labor. Additionally, we connected over 414,000 people with work in 2016. We have a network of 625 branches across all 50 states, Puerto Rico, and Canada.

•
PeopleManagement predominantly encompasses our on-site placement and management services and provides a wide range of workforce management solutions for blue-collar, contingent, on-premise staffing and management of a facility’s workforce. We use distinct brands to market our PeopleManagement contingent workforce solutions and operate as Staff Management | SMX (“Staff Management”), SIMOS Insourcing Solutions (“SIMOS”), PlaneTechs, and Centerline Drivers. Staff Management specializes in exclusive recruitment and on-premise management of a facility’s contingent industrial workforce. SIMOS specializes in exclusive recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. PlaneTechs specializes in temporary skilled mechanics and technicians, including on-premise management thereof, to the aviation and transportation industries. Centerline Drivers specializes in dedicated and temporary truck drivers to the transportation and distribution industries. PeopleManagement helped approximately 900 businesses in 2016 to be more productive by providing easy access to dependable blue-collar contingent workforce solutions. Additionally, we connected over 133,000 people with work in 2016. We have 267 on-premise locations at customers' facilities.

•
PeopleScout provides outsourced recruitment for permanent employees for all major industries and jobs. Our dedicated recruitment process outsourcing service delivery teams work as an integrated partner with our customers in providing end-to-end talent acquisition services from sourcing candidates to on-boarding employees. In 2016, PeopleScout placed over 268,000 individuals into permanent jobs with 200 customers. Our PeopleScout segment also includes a management service provider business, which provides customers with improved quality and spend management of their contingent labor vendors.

Total company revenue declined to $568 million for the thirteen weeks ended April 2, 2017, a 12.0% decrease compared to the same period in the prior year, primarily due to the decrease in revenue from Amazon, our former largest customer. This customer substantially in-sourced the recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States, commencing in the second quarter of fiscal 2016. Revenue from our former largest customer declined by $58 million or 84.8% to $10 million for the thirteen weeks ended April 2, 2017, compared to the same period in the prior year. Excluding this customer, total company revenue declined 3.4% from the same period in the prior year.

Demand for our temporary and permanent staffing services is largely dependent upon general economic and labor trends. Within our staffing businesses, wage growth has accelerated due to various minimum wage increases, which are more concentrated at the beginning of the year, as well as higher wages to attract talent in tight labor markets. We have increased bill rates for higher wages and associated payroll burdens, as well as our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions do impact our revenue trends in the short term as businesses make their own pricing and productivity related adjustments.
Total company gross profit as a percentage of revenue for the thirteen weeks ended April 2, 2017 was 24.5%, compared to 23.3% in the same period in the prior year. The increase of 1.2% was due primarily to favorable mix with less revenue from our former largest customer, which carries a lower gross margin than the blended average, a continued focus on disciplined pricing of our

Page - 15

PeopleReady and PeopleManagement industrial staffing services, and additional efficiency gains in the sourcing and recruiting activities of PeopleScout.

Total company selling, general and administrative ("SG&A") expense decreased by $9 million to $122 million for the thirteen weeks ended April 2, 2017, compared to the same period in the prior year, due to continued success of our cost management programs. Total company SG&A expense as a percentage of revenue increased to 21.4% for the thirteen weeks ended April 2, 2017, from 20.2% in the same period in the prior year. The revenue decline outpaced the decline in operating expenses. With the decline in revenues, we put in place cost control programs commencing in the prior year, which continued in the current year, and have reduced costs in line with our plans. We will continue to monitor and manage our SG&A costs.

Total company income from operations was $6 million, or 1.1% of revenue for the thirteen weeks ended April 2, 2017, compared to $9 million, or 1.3% of revenue in the same period in the prior year. The decline in performance was primarily due to the decline in revenue, partially offset by disciplined pricing and improved gross margin performance together with the success of our cost management programs.

Net income was $5 million, or $0.11 per diluted share for the thirteen weeks ended April 2, 2017, compared to net income of $7 million, or $0.17 per diluted share in the same period in the prior year. The decrease is primarily due to changes to our income taxes. Our effective tax rate on earnings for the thirteen weeks ended April 2, 2017 was 27.9%, compared to 8.1% in the same period in the prior year, primarily because of decreased tax rate benefit from the Work Opportunity Tax Credit (“WOTC”) program. WOTC is designed to encourage employers, with tax credits, to hire workers from certain disadvantaged targeted categories with higher unemployment rates.

We believe we are taking the right steps to preserve our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of April 2, 2017, we had cash and cash equivalents of $26 million and $140 million available under the Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility ("Revolving Credit Facility") for total liquidity of $166 million.

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Thirteen weeks ended
	April 2, 2017	% of revenue	March 25, 2016	% of revenue
Revenue from services	$568,244		$645,980
Total revenue growth (decline) %	(12.0)%		12.7%

Gross profit	$139,429	24.5%	$150,512	23.3%
Selling, general and administrative expense	121,844	21.4%	130,624	20.2%
Depreciation and amortization	11,174	2.0%	11,289	1.7%
Income from operations	6,411	1.1%	8,599	1.3%
Interest and other income (expense), net	74		(1,019)
Income before tax expense	6,485		7,580
Income tax expense	1,811		612
Net income	$4,674	0.8%	$6,968	1.1%
Net income per diluted share	$0.11		$0.17

Page - 16

Revenue from services
Revenue from services was as follows (in thousands, except percentages):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Revenue from services	$568,244	$645,980
Total revenue growth (decline) %	(12.0)%	12.7%

Total company revenue declined to $568 million for the thirteen weeks ended April 2, 2017, a 12.0% decrease compared to the same period in the prior year, primarily due to the decrease in revenue from Amazon, our former largest customer. This customer substantially in-sourced the recruitment and management of contingent labor for its warehouse fulfillment centers and distribution sites in the United States commencing in the second quarter of fiscal 2016. Revenue from our former largest customer declined by $58 million, or 84.8% to $10 million for the thirteen weeks ended April 2, 2017, compared to the same period in the prior year. Excluding this customer, total company revenue declined 3.4% from the same period in the prior year.

Demand for our temporary and permanent staffing services is largely dependent upon general economic and labor trends. Within our staffing businesses, wage growth has accelerated due to various minimum wage increases, which are more concentrated at the beginning of the year, as well as higher wages to attract talent in tight labor markets. We have increased bill rates for higher wages and associated payroll burdens, as well as our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions do impact our revenue trends in the short term as businesses make their own pricing and productivity related adjustments.

Revenue from services by reportable segment was as follows (in thousands, except percentages):

	Thirteen weeks ended
	April 2, 2017	Growth (Decline) %	Segment % of Total	March 25, 2016	Segment % of Total
Revenue from services
PeopleReady	$332,624	(6.6)%	58.5%	$356,010	55.1%
PeopleManagement	191,686	(22.2)%	33.7%	246,427	38.1%
PeopleScout	43,934	0.9%	7.7%	43,543	6.7%
Total Company	$568,244	(12.0)%	100.0%	$645,980	100.0%
PeopleReady revenue declined to $333 million for the thirteen weeks ended April 2, 2017, a 6.6% decrease compared to the same period in the prior year. Revenue trends were mixed across the geographies and industries we serve. Growth in the construction and hospitality industries was more than offset by declines in the energy, manufacturing, transportation, retail, and service-based industries.
PeopleManagement revenue declined to $192 million for the thirteen weeks ended April 2, 2017, a 22.2% decrease compared to the same period in the prior year due to decreased revenue from our former largest customer. The customer substantially in-sourced the recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States. Revenue from our former largest customer declined by $58 million, or 84.8% for the thirteen weeks ended April 2, 2017, compared to the same period in the prior year. Excluding this customer, revenue increased by 1.8% from the same period in the prior year. Revenue trends improved with modest increases in demand from existing customers and the addition of new customers.
PeopleScout revenue grew to $44 million for the thirteen weeks ended April 2, 2017, a 0.9% increase compared to the same period in the prior year. The increase was driven primarily by winning new customers. Revenue growth from existing customers was mixed. We experienced growing demand in a tightening labor market for outsourced recruiting services for permanent positions for certain customers and industries. This was partially offset by reduced demand from some existing customers as they take more time to make hiring decisions.

Page - 17

Gross profit
Gross profit was as follows (in thousands, except percentages):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Gross profit	$139,429	$150,512
Percentage of revenue	24.5%	23.3%
Total company gross profit as a percentage of revenue for the thirteen weeks ended April 2, 2017 was 24.5%, compared to 23.3% in the same period in the prior year. The increase of 1.2% was due primarily to favorable mix with less revenue from our former largest customer, which carries a lower gross margin than the blended average, a continued focus on disciplined pricing of our PeopleReady and PeopleManagement industrial staffing services, and additional efficiency gains in the sourcing and recruiting activities of PeopleScout.
Workers’ compensation expense as a percentage of revenue was 3.5% for the thirteen weeks ended April 2, 2017, compared to 3.7% in the same period in the prior year. Our continuous efforts to actively manage the safety of our temporary workers with our safety programs and control increasing costs with our network of workers’ compensation service providers have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers' compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expense was as follows (in thousands, except percentages):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Selling, general and administrative expense	$121,844	$130,624
Percentage of revenue	21.4%	20.2%

Total company SG&A expense decreased by $9 million to $122 million for the thirteen weeks ended April 2, 2017, compared to the same period in the prior year due to continued progress in managing costs. Total company SG&A expense as a percentage of revenue increased to 21.4% for the thirteen weeks ended April 2, 2017, from 20.2% in the same period in the prior year. The revenue decline outpaced the decline in operating expenses. With the decline in revenues, we put in place cost control programs commencing in the prior year, which continued in the current year, and have reduced costs in line with our plans. We will continue to monitor and manage our SG&A costs.
Depreciation and amortization
Depreciation and amortization were as follows (in thousands, except percentages):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Depreciation and amortization	$11,174	$11,289
Percentage of revenue	2.0%	1.7%
Depreciation increased with investments designed to further improve our efficiency and effectiveness in recruiting, retaining our contingent workers, and attracting and retaining customers. This was offset by a decline in amortization due to the intangible asset impairment in the prior year, primarily driven by a change in scope of services with our former largest customer.

Page - 18

Income taxes
The income tax expense and the effective income tax rate were as follows (in thousands, except percentages):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Income tax expense	$1,811	$612
Effective income tax rate	27.9%	8.1%

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

Changes to our effective tax rate as a result of hiring credits were as follows:

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Effective income tax rate without hiring credits	37.3%	41.0%
Hiring credits estimate from current year wages	(9.4)	(9.2)
Additional hiring credits from prior year wages	—	(23.7)
Effective income tax rate	27.9%	8.1%
Our effective tax rate for the thirteen weeks ended April 2, 2017 was 27.9%, as compared to 8.1% in the same period in the prior year, primarily because of decreased tax rate benefit from WOTC.
Segment EBITDA
We realigned our reporting structure in the fourth quarter of fiscal 2016 to streamline our operations and make it easier for our customers to leverage our total workforce solution by using both our contingent work and permanent placement services. We now report our business as three distinct segments. Our former Staffing Services reportable segment was separated into two reportable segments, PeopleReady and PeopleManagement, and our former Managed Services reportable segment was renamed PeopleScout. In addition, we changed our methodology for allocating certain corporate costs to our segments, which decreased our corporate unallocated expenses. The prior year amounts have been recast to reflect this change for consistency.

•
PeopleReady is our branch-based blue-collar industrial staffing service. PeopleReady provides a wide range of staffing solutions for contingent, on-demand, general and skilled labor to a broad range of industries that include retail, manufacturing, warehousing, logistics, energy, construction, hospitality, and others. PeopleReady helped approximately 122,000 businesses in 2016 to be more productive by providing easy access to dependable contingent labor. Additionally, we connected over 414,000 people with work in 2016. We have a network of 625 branches across all 50 states, Puerto Rico, and Canada.

•
PeopleManagement predominantly encompasses our on-site placement and management services and provides a wide range of workforce management solutions for blue-collar, contingent, on-premise staffing and management of a facility’s workforce. We use distinct brands to market our PeopleManagement contingent workforce solutions and operate as Staff Management,

Page - 19

SIMOS, PlaneTechs, and Centerline Drivers. Staff Management specializes in exclusive recruitment and on-premise management of a facility’s contingent industrial workforce. SIMOS specializes in exclusive recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. PlaneTechs specializes in temporary skilled mechanics and technicians, including on-premise management thereof, to the aviation and transportation industries. Centerline Drivers specializes in dedicated and temporary truck drivers to the transportation and distribution industries. PeopleManagement helped approximately 900 businesses in 2016 to be more productive by providing easy access to dependable blue-collar contingent workforce solutions. Additionally, we connected over 133,000 people with work in 2016. We have 267 on-premise locations at customers' facilities.

•
PeopleScout provides outsourced recruitment for permanent employees for all major industries and jobs. Our dedicated recruitment process outsourcing service delivery teams work as an integrated partner with our customers in providing end-to-end talent acquisition services from sourcing candidates to on-boarding employees. In 2016, PeopleScout placed over 268,000 individuals into permanent jobs with 200 customers. Our PeopleScout segment also includes a management service provider business, which provides customers with improved quality and spend management of their contingent labor vendors.

A primary measure of segment performance, evaluated by our chief operating decision maker, to determine resource allocation and assess performance is segment earnings before interest, taxes, depreciation and amortization (“Segment EBITDA”). Segment EBITDA includes net sales to third parties, related cost of sales, and selling, general and administrative expenses directly attributable to the reportable segment together with certain allocated corporate general and administrative expenses. Segment EBITDA excludes unallocated corporate general and administrative expenses. See Note 9: Segment Information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our service lines and reportable segments, as well as a reconciliation of Segment EBITDA to income before tax expense.

Segment EBITDA should not be considered a measure of financial performance in isolation or as an alternative to net income in the Consolidated Statements of Operations in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.

PeopleReady segment performance was as follows (in thousands, except for percentages):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Revenue from services	$332,624	$356,010

Segment EBITDA	$9,722	$11,555
Percentage of revenue	2.9%	3.2%

PeopleReady Segment EBITDA decreased to $10 million, or 2.9% of revenue for our branch-based blue-collar industrial staffing services for the thirteen weeks ended April 2, 2017, compared to $12 million, or 3.2% of revenue in the same period in the prior year. The revenue decline outpaced the improving gross margins and cost control programs primarily due to the de-leveraging effect associated with the fixed costs in a branch network. Through disciplined pricing, we have made a strong start in the current year to successfully passing through our normal mark-up on the increased costs for minimum wages, payroll taxes and benefits together with higher contingent worker wages in a tightening labor market. With the decline in revenue, we put in place cost control programs commencing in the prior year, which continued in the current year, and have reduced SG&A costs in line with our plans. We will continue to monitor and manage our SG&A costs.

PeopleManagement segment performance was as follows (in thousands, except for percentages):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Revenue from services	$191,686	$246,427

Segment EBITDA	$5,533	$6,353
Percentage of revenue	2.9%	2.6%

PeopleManagement Segment EBITDA remained substantially unchanged. Segment EBITDA as a percentage of revenue increased to 2.9% for the thirteen weeks ended April 2, 2017, compared to 2.6% in the same period in the prior year. Segment EBITDA as a percentage of revenue improved primarily due to favorable mix with less revenue from our former largest customer, which carries

Page - 20

a lower gross margin than the blended average and cost control programs put in place to address the wind-down in revenue from this customer, which substantially in-sourced the recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States commencing in the second quarter of fiscal 2016. Revenue from our former largest customer declined by $58 million, or 84.8% to $10 million for the thirteen weeks ended April 2, 2017, from the same period in the prior year.

PeopleScout segment performance was as follows (in thousands, except for percentages):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Revenue from services	$43,934	$43,543

Segment EBITDA	$8,665	$8,010
Percentage of revenue	19.7%	18.4%

PeopleScout Segment EBITDA grew to $9 million, or 19.7% of revenue for the thirteen weeks ended April 2, 2017, compared to $8 million, or 18.4% of revenue for the same period in the prior year. Improved Segment EBITDA as a percentage of revenue, as compared to the prior year, is due to modest revenue growth combined with the impact of productivity improvement programs, which improved the productivity of our recruitment process and service delivery.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for the remainder of fiscal 2017. These expectations are subject to revision as our business changes with the overall economy.

•
Revenue declined in the first quarter of 2017 primarily due to the decrease in revenue from our former largest customer and continued weakness in the retail, manufacturing, and service-based industries in many of the geographies we serve. Demand for our temporary and permanent staffing services is largely dependent upon general economic and labor trends. Within our staffing businesses, wage growth has accelerated due to various minimum wage increases, which are more concentrated at the beginning of the year, as well as higher wages to attract talent in tight labor markets. We have increased bill rates for higher wages and associated payroll burdens, as well as our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions do impact our revenue trends in the short term as businesses make their own pricing and productivity related adjustments. Our top priority remains to produce solid revenue and gross profit growth while leveraging our cost structure to increase operating income as a percentage of revenue. We implemented cost reduction programs in the first quarter of 2016, which we continued during subsequent quarters to address revenue declines and preserve operating margin. We are experiencing the benefits of those cost reductions in 2017 together with our ongoing programs to manage our costs. However, we could see additional pressure on revenue trends and expect continued pressure on gross margin as customers look for cost reductions. We will continue to closely monitor and manage our costs.

•
The acquisition of SIMOS provided new capabilities that enhance the value proposition of the on-premise staffing business of our Staff Management service line. The SIMOS business model is based on a productivity-based pricing model where the customer outsources a complete work cell to SIMOS. Through a combination of process redesign and best practices, SIMOS is able to increase the efficiency of a customer's contingent workforce and align the cost of the workforce with the level of demand within a customer's business. We believe this adds an appealing solution to certain parts of our existing on-premise business as well as opportunities in the broader marketplace. We believe that SIMOS will continue to deliver growth with its compelling value proposition.

•
PeopleScout is a recognized industry leader of RPO services, which are in the early stages of their adoption cycles. The acquisition of the RPO business of Aon Hewitt positions PeopleScout as the leading provider of RPO solutions and accelerates our global RPO strategy. The acquisition added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance. This acquisition exceeded management's initial expectations. We expect continued growth with a differentiated service that leverages innovative technology for high-volume, scalable sourcing and dedicated client service teams for connecting the best talent to work opportunity, reducing the cost of hiring, and delivering a better outcome for the customer.

•
We are committed to technology innovation that makes it easier for our customers to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access, speed, and ease of connecting our customers and workers. We expect these investments will increase the competitive differentiation of our

Page - 21

services, improve the efficiency of our service delivery, and reduce our dependence on local branches to find temporary workers and connect them with work.
LIQUIDITY AND CAPITAL RESOURCES
The following discussion highlights our cash flow activities for the thirteen weeks ended April 2, 2017 and March 25, 2016.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Net income	$4,674	$6,968
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,174	11,289
Provision for doubtful accounts	1,446	1,308
Stock-based compensation	3,304	3,179
Deferred income taxes	726	(1,083)
Other operating activities	937	1,014
Changes in operating assets and liabilities:
Accounts receivable	49,077	147,067
Income tax receivable	9,565	14,742
Accounts payable and other accrued expenses	(15,015)	(9,681)
Accrued wages and benefits	(16,071)	(16,153)
Workers' compensation claims reserve	(1,957)	3,731
Other assets and liabilities	6,115	(1,876)
Net cash provided by operating activities	$53,975	$160,505
Net cash provided by operating activities was $54 million for the thirteen weeks ended April 2, 2017, compared to $161 million for the same period in the prior year.

•
The decline in accounts receivable for the thirteen weeks ended April 2, 2017 is primarily due to seasonal de-leveraging of accounts receivable in the first quarter, our lowest volume quarter, and a decline in sales. The change in accounts receivable is significantly less than the comparable period for the prior year due to the record fourth quarter of 2015 and seasonal de-leveraging in the first quarter of 2016 together with significantly improved rate of collections. The record fourth quarter of 2015 was in large part due to Amazon, formerly our largest customer. This customer substantially in-sourced their recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States commencing in the second quarter of 2016. Revenues from our former largest customer declined by $140 million in the fourth quarter of 2016 and $58 million in the first quarter of 2017 compared to their respective prior year quarters.

•	The decrease in income tax receivable is due primarily to receipt of a refund of $9 million for returns amended for higher than anticipated benefits from the Work Opportunity Tax Credit.

•	The decline in Accounts payable and other accrued expenses is primarily due to normal seasonal patterns, timing of payments, and cost control programs.

•	The decline in Accrued wages and benefits is primarily due to the volume of activity from normal seasonal patterns, which require reductions in the flex workforce to align with client volume changes.

•	Generally, our workers' compensation claims reserve for estimated claims increases as contingent labor services increase and decreases as contingent labor services decline.

Page - 22

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Capital expenditures	$(6,167)	$(3,876)
Acquisition of businesses, net of cash acquired	—	(72,000)
Change in restricted cash and investments	3,487	(11,650)
Net cash used in investing activities	$(2,680)	$(87,526)
Net cash used in investing activities was $3 million for the thirteen weeks ended April 2, 2017, compared to $88 million for the same period in the prior year.

•	Cash used in investing activities of $72 million for the thirteen weeks ended March 25, 2016 was for the acquisition of the RPO business of Aon Hewitt, effective January 4, 2016.

•
Restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers' compensation programs. Restricted cash and investments changed to a cash source of $3 million for the thirteen weeks ended April 2, 2017, compared to a cash use of $12 million for the same period in the prior year. This decrease was primarily due to a decrease in collateral requirements to our workers' compensation insurance providers due to both declining claims, as well as timing of collateral payments.

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Thirteen weeks ended
	April 2, 2017	March 25, 2016
Net proceeds from stock option exercises and employee stock purchase plans	$491	$477
Common stock repurchases for taxes upon vesting of restricted stock	(2,400)	(2,229)
Net change in Revolving Credit Facility	(57,367)	(78,988)
Payments on debt and other liabilities	(567)	(756)
Other	—	171
Net cash used in financing activities	$(59,843)	$(81,325)
Net cash used in financing activities was $60 million for the thirteen weeks ended April 2, 2017, compared to $81 million for the same period in the prior year, primarily due to repayments on our Revolving Credit Facility.

Future outlook

Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300 million expires on June 30, 2019. The Revolving Credit Facility is an asset backed facility, which is secured by a pledge of substantially all of the assets of TrueBlue, Inc. and material U.S. domestic subsidiaries. The additional amount available to borrow at April 2, 2017 was $140 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

•	We had cash and cash equivalents of $26 million at April 2, 2017. We expect to continue to apply excess cash towards the outstanding balance on our Revolving Credit Facility.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At April 2, 2017, we had restricted cash and investments totaling $228 million.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.

Page - 23

Capital resources
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers' compensation and state workers' compensation programs. Our insurance carriers and certain state workers' compensation programs require us to collateralize a portion of our workers' compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers' compensation claims. At April 2, 2017, we had restricted cash and investments totaling $228 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust"). See Note 3: Restricted Cash and Investments, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Restricted Cash and Investments.
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
Workers’ compensation insurance, collateral and claims reserves
Workers’ compensation insurance
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

Workers’ compensation collateral

Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and/or surety bonds. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. The majority of the restricted cash and investments collateralizing our self-insured workers’ compensation policies are held in the Trust. Our total collateral commitments were made up of the following components for the fiscal period end dates presented (in thousands):

	April 2, 2017	January 1, 2017
Cash collateral held by workers’ compensation insurance carriers	$28,132	$28,066
Cash and cash equivalents held in Trust	25,334	32,841
Investments held in Trust	155,298	146,517
Letters of credit (1)	7,783	7,982
Surety bonds (2)	20,430	20,440
Total collateral commitments	$236,977	$235,846

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

Page - 24

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

Workers' compensation reserve

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented (in thousands):

	April 2, 2017	January 1, 2017
Total workers’ compensation reserve	$275,393	$277,351
Add back discount on workers’ compensation reserve (1)	15,417	14,818
Less excess claims reserve (2)	(50,599)	(52,930)
Reimbursable payments to insurance provider (3)	5,324	10,193
Less portion of workers’ compensation not requiring collateral (4)	(8,558)	(13,586)
Total collateral commitments	$236,977	$235,846

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

(2)
Excess claims reserve includes the estimated obligation for claims above our deductible limits. These are the responsibility of the insurance carriers against which there are no collateral requirements.

(3)
This amount is included in restricted cash and represents a timing difference between claim payments made by our insurance carrier and the reimbursement from cash held in the Trust. When claims are paid by our carrier, the amount is removed from the workers’ compensation reserve but not removed from collateral until reimbursed to the carrier.

(4)	Represents deductible and self-insured reserves where collateral is not required.
Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. We discount our workers’ compensation liability as we believe the estimated future cash outflows are readily determinable.
Our workers’ compensation reserve for deductible and self-insured claims is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported. Reserves are estimated for claims incurred in the current year, as well as claims incurred during prior years.
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

•
positive or adverse development of claims. Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At April 2, 2017, the weighted average discount rate was 1.6%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At April 2, 2017, the weighted average rate was 2.1%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $51 million and $53 million as of April 2, 2017 and January 1, 2017, respectively.

Page - 25

Certain workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.

We continue to actively manage workers’ compensation expense through the safety of our temporary workers with our safety programs and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.
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

During the first quarter of fiscal 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of April 2, 2017.

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

Page - 26

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
See Note 5: Commitments and Contingencies, to our Consolidated Financial Statements found in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
The demand for workforce solutions is highly dependent upon the state of the economy and upon the workforce needs of our customers, which creates uncertainty and volatility. As economic activity slows, companies tend to reduce their use of temporary workers and reduce their recruitment of new employees. Significant declines in demand of any region or industry in which we have a major presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our customers' ability to pay for services we have already provided.
It is difficult for us to forecast future demand for our services due to the inherent uncertainty in forecasting the direction and strength of economic cycles and the project nature of our staffing assignments. The uncertainty can be exacerbated by volatile economic conditions, which may cause clients to reduce or defer projects for which they utilize our services. The negative impact to our business can occur before a decline in economic activity is seen in the broader economy. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and investment necessary to profitably take advantage of growth opportunities.
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
Our temporary staffing services employ temporary workers. The wage rates we pay to temporary workers are based on many factors including government mandated minimum wage requirements, payroll taxes, and benefits. If we are not able to increase the fees charged to customers to absorb any increased costs related to government mandated minimum wages, payroll-related taxes, or benefits, our results of operations and financial condition could be adversely affected.
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

Page - 27

We may incur employment related claims and costs that could materially harm our business.
We are in the business of employing people in the workplaces of other businesses. We incur a risk of liability for claims for personal injury, wage and hour violations, immigration, discrimination, harassment, and other liabilities arising from the actions of our customers and/or temporary workers. Some or all of these claims may give rise to negative publicity and/or litigation, including class action litigation. A material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
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
Extensions of credit under our Second Amended and Restated Revolving Credit Agreement as amended ("Revolving Credit Facility") are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable and an agreed percentage of the appraised value of our Tacoma headquarters building, less required reserves and other adjustments. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under the Revolving Credit Facility will be directly affected. Our lenders can impose additional conditions which may reduce the amounts available to us under the Revolving Credit Facility.
Our principal sources of liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our Revolving Credit Facility. We must have sufficient sources of liquidity to meet our working capital requirements, fund

Page - 28

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
Our debt levels could have significant consequences for the operation of our business including: requiring us to dedicate a significant portion of our cash flow from operations to servicing our debt rather than using it for our operations; limiting our ability to obtain additional debt financing for future working capital, capital expenditures, or other corporate purposes; limiting our ability to take advantage of significant business opportunities, such as acquisition opportunities; limiting our ability to react to changes in market or industry conditions; and putting us at a disadvantage compared to competitors with less debt.
The loss of, or substantial decline in revenue from, a major customer could have a material adverse effect on our revenues, profitability, and liquidity.
We experience revenue concentration with large customers. Generally our contracts do not contain guarantees of minimum duration, revenue levels, or profitability and our customers may terminate their contracts or materially reduce their requested levels of service at any time. The loss of, or reduced demand for our services related to, major customers could have a material adverse effect on our business, financial condition, and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of customers.
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
Our business involves the use, storage, and transmission of information about applicants, candidates, temporary workers, employees, and customers. Our temporary workers and employees may have access or exposure to confidential information about applicants, candidates, temporary workers, other employees, and customers. We and our third-party vendors have established policies and procedures to help protect the security and privacy of this information. The secure use, storage, and transmission of this information is critical to our business operations. We have experienced cyber-attacks, computer viruses, social engineering schemes, and other means of unauthorized access to our systems. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation, and increased compliance costs.
Acquisitions and new business initiatives may have an adverse effect on our business.
We expect to continue making acquisitions, adjusting the composition of our business lines, and entering into new business initiatives as part of our business strategy. This strategy may be impeded, however, if we cannot identify suitable acquisition candidates or new business initiatives, or if acquisition candidates are not available under acceptable terms. Future acquisitions could result in incurring additional debt and contingent liabilities, an increase in interest expense, amortization expense, and charges related to integration costs. New business initiatives and changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. Acquisitions and new business initiatives, including initiatives outside of our workforce solutions business, could involve significant unanticipated

Page - 29

challenges and risks including not advancing our business strategy, not realizing our anticipated return on our investment, experiencing difficulty in implementing initiatives or integrating acquired operations, or management's attention from our other businesses. These events could cause material harm to our business, operating results, or financial condition.
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
We are subject to federal taxes and a multitude of state and local taxes in the United States and taxes in foreign jurisdictions. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
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
We have outsourced certain aspects of our business to third-party vendors that subject us to risks including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile texting, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our customers. Accordingly, we are subject to the risks associated with the vendors' ability to provide these services that meet our needs. If the cost of these services is more than expected, if we or the vendors are unable to adequately protect our data and information is lost, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.
If our acquired intangible assets become impaired we may be required to record a significant charge to earnings.
We regularly review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions, such as deterioration in general economic conditions; industry and market considerations, such as deterioration in the environment in which we operate; cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows; our financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; and sustained decreases in share price. We may be required to record a significant charge in our financial statements during the period in which we determine an impairment of our acquired intangible assets has occurred, therefore negatively impacting our financial results.
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

Page - 30

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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended April 2, 2017.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
01/02/2017 through 01/29/2017	532	$26.78	—	$29.4 million
01/30/2017 through 02/26/2017	56,154	$24.54	—	$29.4 million
02/27/2017 through 04/02/2017	3,764	$27.07	—	$29.4 million
Total	60,450	$24.69	—

(1)
During the thirteen weeks ended April 2, 2017, we purchased 60,450 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and performance share units. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. As of April 2, 2017, $29.4 million remains available for repurchase of our common stock under the current authorization.

Page - 31

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

TrueBlue, Inc.

	/s/ Steven C. Cooper	5/1/2017
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	5/1/2017
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	5/1/2017
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 33