Form 10-Q
period 2017-07-02
TrueBlue, Inc.
filed 2017-07-31
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 2, 2017
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 17, 2017, there were 42,001,799 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	July 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$29,123	$34,970
Accounts receivable, net of allowance for doubtful accounts of $5,186 and $5,160	337,058	352,606
Prepaid expenses, deposits and other current assets	18,430	21,373
Income tax receivable	10,094	18,854
Total current assets	394,705	427,803
Property and equipment, net	61,821	63,998
Restricted cash and investments	229,931	231,193
Deferred income taxes, net	3,229	6,770
Goodwill	226,191	224,223
Intangible assets, net	115,244	125,671
Other assets, net	47,752	50,787
Total assets	$1,078,873	$1,130,445
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$54,992	$66,758
Accrued wages and benefits	75,222	79,782
Current portion of workers' compensation claims reserve	75,410	79,126
Contingent consideration	—	21,600
Current portion of long-term debt	23,989	2,267
Other current liabilities	1,194	1,602
Total current liabilities	230,807	251,135
Workers’ compensation claims reserve, less current portion	202,707	198,225
Long-term debt, less current portion	87,204	135,362
Other long-term liabilities	24,581	20,544
Total liabilities	545,299	605,266

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,982 and 42,171 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(8,447)	(11,433)
Retained earnings	542,020	536,611
Total shareholders’ equity	533,574	525,179
Total liabilities and shareholders’ equity	$1,078,873	$1,130,445
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Revenue from services	$610,122	$672,612	$1,178,366	$1,318,592
Cost of services	454,842	502,688	883,657	998,156
Gross profit	155,280	169,924	294,709	320,436
Selling, general and administrative expense	124,754	135,787	246,598	266,411
Depreciation and amortization	12,287	11,694	23,461	22,983
Goodwill and intangible asset impairment charge	—	99,269	—	99,269
Income (loss) from operations	18,239	(76,826)	24,650	(68,227)
Interest expense	(1,296)	(1,740)	(2,528)	(3,709)
Interest and other income	1,451	853	2,757	1,803
Interest and other income (expense), net	155	(887)	229	(1,906)
Income (loss) before tax expense	18,394	(77,713)	24,879	(70,133)
Income tax expense (benefit)	5,260	(13,978)	7,071	(13,366)
Net income (loss)	$13,134	$(63,735)	$17,808	$(56,767)

Net income (loss) per common share:
Basic	$0.32	$(1.53)	$0.43	$(1.36)
Diluted	$0.31	$(1.53)	$0.43	$(1.36)

Weighted average shares outstanding:
Basic	41,579	41,688	41,608	41,595
Diluted	41,856	41,688	41,875	41,595

Other comprehensive income (loss):
Foreign currency translation adjustment	$540	$(307)	$2,340	$2,094
Unrealized gain (loss) on investments, net of tax	(91)	86	646	162
Total other comprehensive income (loss), net of tax	449	(221)	2,986	2,256
Comprehensive income (loss)	$13,583	$(63,956)	$20,794	$(54,511)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Twenty-six weeks ended
	July 2, 2017	June 24, 2016
Cash flows from operating activities:
Net income (loss)	$17,808	$(56,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,461	22,983
Goodwill and intangible asset impairment charge	—	99,269
Provision for doubtful accounts	3,619	4,221
Stock-based compensation	5,146	6,042
Deferred income taxes	2,975	(21,404)
Other operating activities	1,877	2,264
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	11,925	116,112
Income tax receivable	8,828	11,238
Other assets	5,977	425
Accounts payable and other accrued expenses	(13,181)	754
Accrued wages and benefits	(4,560)	(10,897)
Workers’ compensation claims reserve	767	7,838
Other liabilities	(580)	2,258
Net cash provided by operating activities	64,062	184,336

Cash flows from investing activities:
Capital expenditures	(9,137)	(11,430)
Acquisition of business	—	(71,863)
Change in restricted cash and cash equivalents	8,829	(1,265)
Purchases of restricted investments	(20,712)	(21,076)
Maturities of restricted investments	13,546	8,416
Net cash used in investing activities	(7,474)	(97,218)

Cash flows from financing activities:
Purchases and retirement of common stock	(15,530)	—
Net proceeds from stock option exercises and employee stock purchase plans	858	840
Common stock repurchases for taxes upon vesting of restricted stock	(2,873)	(2,321)
Net change in Revolving Credit Facility	(25,303)	(94,186)
Payments on debt	(1,133)	(1,133)
Payment of contingent consideration at acquisition date fair value	(18,300)	—
Other	—	25
Net cash used in financing activities	(62,281)	(96,775)
Effect of exchange rate changes on cash and cash equivalents	(154)	1,648
Net change in cash and cash equivalents	(5,847)	(8,009)
Cash and cash equivalents, beginning of period	34,970	29,781
Cash and cash equivalents, end of period	$29,123	$21,772

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,549	$1,981
Income taxes	(4,740)	(3,845)
Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	2,888	1,961
Non-cash acquisition adjustments	—	3,783
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

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. The results of operations for the twenty-six weeks ended July 2, 2017, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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
Based on our annual goodwill impairment test performed as of the first day of our second fiscal quarter, all reporting units’ fair values were substantially in excess of their respective carrying values. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Accordingly, no impairment loss was recognized for the thirteen weeks ended July 2, 2017. Based on our test performed in the prior year, we recorded a goodwill impairment charge of $65.9 million for the thirteen weeks ended June 24, 2016.

We performed our annual indefinite-lived intangible asset impairment test as of the first day of our second fiscal quarter and determined that the estimated fair values exceeded the carrying amounts for both of our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the thirteen weeks ended July 2, 2017. Based on our test performed in the prior year, we recorded an impairment charge of $4.5 million for the thirteen weeks ended June 24, 2016.

Recently adopted accounting standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the subsequent measurement of goodwill by eliminating the requirement to perform a Step 2 impairment test to compute the implied fair value of goodwill. Instead, companies will only compare the fair value of a reporting unit to its carrying value (Step 1) and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance for our fiscal 2017 annual impairment test. The adoption of the new standard did not have any impact to our consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In May 2017, the FASB issued guidance to provide clarity and reduce diversity in practice when accounting for a change to the terms or conditions of share-based payment awards. The objective is to reduce the scope of transactions that would require modification accounting. Disclosure requirements remain unchanged. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. We plan to adopt this guidance on the effective date and do not expect the adoption of this guidance to have a material impact on our financial statements.

Page - 6

Notes to Consolidated Financial Statements—(Continued)

In November 2016, the FASB issued guidance to amend the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. We plan to adopt this guidance on the effective date. Changes in restricted cash and cash equivalents recorded in cash flows from investing were $8.8 million and $1.3 million for the twenty-six weeks ended July 2, 2017 and June 24, 2016, respectively.

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

In February 2016, the FASB issued guidance on lease accounting. The new guidance will continue to classify leases as either finance or operating and will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet with classification affecting the pattern of expense recognition in the statement of income. This guidance is effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We plan to adopt the guidance on the effective date. We are currently evaluating the impact of this guidance on our financial statements and expect that, upon adoption, a majority of our operating lease commitments will be recognized on our Consolidated Balance Sheets as operating lease liabilities and right-of-use assets. We do not expect the adoption of this guidance to have a material impact on the pattern of expense recognition in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In May 2014, the FASB issued guidance outlining a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes the current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from

Page - 7

Notes to Consolidated Financial Statements—(Continued)

customer contracts, including significant judgments and changes in judgments as well as assets recognized from costs incurred to obtain or fulfill a contract. The guidance provides two methods of initial adoption: retrospective for all periods presented (full retrospective), or a cumulative adjustment in the year of adoption (modified retrospective). Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations; 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance; and 3) additional guidance and practical expedients in response to identified implementation issues. The effective date is for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). We expect to adopt the guidance using the modified retrospective approach.

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

We have been closely monitoring FASB activity related to the new standard to conclude on specific interpretive issues. We are substantially complete with our evaluation of the potential impact that adopting the new standard will have on our financial statements. Revenue on the majority of our contracts with customers will continue to be recognized over time as services are rendered. The impact of adopting this new standard will result in deferring certain contract costs and will require estimating variable consideration. We do not anticipate this will have a material impact on our financial reporting other than expanded disclosures. However, the full extent of the impact is subject to the completion of our assessment.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Subsequent events

We evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued, and identified no other events that were subject to recognition or disclosure.

NOTE 2:	FAIR VALUE MEASUREMENT
Our assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	July 2, 2017
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents (1)	$29,123	$29,123	$—	$—
Restricted cash and cash equivalents (1)	59,316	59,316	—	—
Other restricted assets (2)	19,891	19,891	—	—
Restricted investments classified as held-to-maturity	152,370	—	152,370	—

Page - 8

Notes to Consolidated Financial Statements—(Continued)

	January 1, 2017
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents (1)	$34,970	$34,970	$—	$—
Restricted cash and cash equivalents (1)	67,751	67,751	—	—
Other restricted assets (2)	16,925	16,925	—	—
Restricted investments classified as held-to-maturity	145,953	—	145,953	—

Financial liabilities:
Contingent consideration (3)	21,600	—	—	21,600

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

(3)
The estimated fair value of the contingent consideration associated with the acquisition of SIMOS Insourcing Solutions Corporation (“SIMOS”), which was estimated using a probability-adjusted discounted cash flow model.

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the twenty-six weeks ended July 2, 2017 (in thousands):

Fair value measurement at beginning of period	$21,600
Accretion on contingent consideration	900
Payment of contingent consideration	(22,500)
Fair value measurement at end of period	$—
During the second quarter of 2017, we paid $22.5 million relating to the contingent consideration associated with our acquisition of SIMOS. The purchase price fair value of the contingent consideration of $18.3 million is reflected in cash flows used in financing activities and the remaining balance of $4.2 million is recognized in cash flows used in operating activities as a decrease in Other assets and liabilities.

The preliminary achievement of the defined performance milestone occurred in the fourth quarter of 2016; however, the final determination was subject to a verification period through the payout date in the second quarter of 2017. Amortization of the present value discount was recorded in Interest expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

There were no material transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twenty-six weeks ended July 2, 2017 or June 24, 2016.

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

Page - 9

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of our restricted cash and investments (in thousands):

	July 2, 2017	January 1, 2017
Cash collateral held by insurance carriers	$28,737	$34,910
Cash and cash equivalents held in Trust	30,579	32,841
Investments held in Trust	150,724	146,517
Other (1)	19,891	16,925
Total restricted cash and investments	$229,931	$231,193

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost (in thousands):

	July 2, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$77,573	$1,583	$(297)	$78,859
Corporate debt securities	67,204	474	(158)	67,520
Agency mortgage-backed securities	4,948	38	(18)	4,968
U.S. government and agency securities	999	24	—	1,023
	$150,724	$2,119	$(473)	$152,370

	January 1, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$71,618	$443	$(865)	$71,196
Corporate debt securities	68,934	212	(352)	68,794
Agency mortgage-backed securities	5,965	30	(32)	5,963
	$146,517	$685	$(1,249)	$145,953
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows (in thousands):

	July 2, 2017
	Amortized Cost	Fair Value
Due in one year or less	$14,581	$14,597
Due after one year through five years	72,477	73,070
Due after five years through ten years	63,666	64,703
	$150,724	$152,370
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.6% at July 2, 2017 and January 1, 2017. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years at July 2, 2017.

Page - 10

Notes to Consolidated Financial Statements—(Continued)

The table below presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented (in thousands):

	July 2, 2017	January 1, 2017
Undiscounted workers’ compensation reserve	$293,927	$292,169
Less discount on workers’ compensation reserve	15,810	14,818
Workers' compensation reserve, net of discount	278,117	277,351
Less current portion	75,410	79,126
Long-term portion	$202,707	$198,225
Payments made against self-insured claims were $31.5 million and $37.2 million for the twenty-six weeks ended July 2, 2017 and June 24, 2016, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims was $51.0 million and $52.9 million as of July 2, 2017 and January 1, 2017, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $46.3 million and $48.9 million as of July 2, 2017 and January 1, 2017, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
Workers’ compensation expense of $22.3 million and $24.6 million was recorded in Cost of services for the thirteen weeks ended July 2, 2017 and June 24, 2016, respectively. Workers’ compensation expense of $42.1 million and $48.7 million was recorded in Cost of services for the twenty-six weeks ended July 2, 2017 and June 24, 2016, respectively.

NOTE 5:	COMMITMENTS AND CONTINGENCIES

Workers’ compensation commitments

We have provided our insurance carriers and certain states with commitments in the form and amounts listed below (in thousands):

	July 2, 2017	January 1, 2017
Cash collateral held by workers’ compensation insurance carriers	$28,098	$28,066
Cash and cash equivalents held in Trust	30,579	32,841
Investments held in Trust	150,724	146,517
Letters of credit (1)	7,783	7,982
Surety bonds (2)	20,605	20,440
Total collateral commitments	$237,789	$235,846

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

(2)
Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier. These fees do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days’ notice.

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

Our effective tax rate for the twenty-six weeks ended July 2, 2017 was 28.4%. The principal difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 35.0% and our effective tax rate result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of share based compensation.

NOTE 7:	NET INCOME (LOSS) PER SHARE

Diluted common shares were calculated as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Net income (loss)	$13,134	$(63,735)	$17,808	$(56,767)

Weighted average number of common shares used in basic net income (loss) per common share	41,579	41,688	41,608	41,595
Dilutive effect of non-vested restricted stock	277	—	267	—
Weighted average number of common shares used in diluted net income (loss) per common share	41,856	41,688	41,875	41,595
Net income (loss) per common share:
Basic	$0.32	$(1.53)	$0.43	$(1.36)
Diluted	$0.31	$(1.53)	$0.43	$(1.36)

Anti-dilutive shares	60	527	183	446

Page - 12

Notes to Consolidated Financial Statements—(Continued)

NOTE 8:	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the balance of each component of accumulated other comprehensive loss during the reporting periods were as follows (in thousands):

	Thirteen weeks ended
	July 2, 2017			June 24, 2016
	Balance at beginning of period	Current period other comprehensive income (loss)	Balance at end of period	Balance at beginning of period	Current period other comprehensive income (loss)	Balance at end of period
Foreign currency translation adjustment	$(9,884)	$540	$(9,344)	$(11,113)	$(307)	$(11,420)
Unrealized gain (loss) on investments (1)	988	(91)	897	(423)	86	(337)
Total other comprehensive income (loss), net of tax	$(8,896)	$449	$(8,447)	$(11,536)	$(221)	$(11,757)

	Twenty-six weeks ended
	July 2, 2017			June 24, 2016
	Balance at beginning of period	Current period other comprehensive income	Balance at end of period	Balance at beginning of period	Current period other comprehensive income	Balance at end of period
Foreign currency translation adjustment	$(11,684)	$2,340	$(9,344)	$(13,514)	$2,094	$(11,420)
Unrealized gain (loss) on investments (1)	251	646	897	(499)	162	(337)
Total other comprehensive income (loss), net of tax	$(11,433)	$2,986	$(8,447)	$(14,013)	$2,256	$(11,757)

(1)
Consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities. The tax impact on unrealized gain (loss) on available-for-sale securities was de minimis for the thirteen and twenty-six weeks ended July 2, 2017 and June 24, 2016, respectively.

There were no material reclassifications out of accumulated other comprehensive loss during the thirteen weeks ended July 2, 2017 or June 24, 2016, nor during the twenty-six weeks ended July 2, 2017 or June 24, 2016.

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

Our service lines, which are our operating segments, and our reportable segments are described below:

Our PeopleReady reportable segment provides blue-collar contingent staffing through the PeopleReady service line. PeopleReady provides on-demand and skilled labor in the retail, manufacturing, warehousing, logistics, energy, construction, hospitality, and other industries.
Our PeopleManagement reportable segment provides primarily on-premise contingent staffing and on-premise management of those contingent staffing services through the following operating segments, which we aggregated into one reportable segment in accordance with U.S. GAAP:

•	Staff Management | SMX: Exclusive recruitment and on-premise management of a facility’s contingent industrial workforce;

Page - 13

Notes to Consolidated Financial Statements—(Continued)

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

The following table presents a reconciliation of segment revenue from services to total company revenue (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Revenue from services:
PeopleReady	$370,712	$406,274	$703,336	$762,284
PeopleManagement	192,887	219,344	384,573	465,771
PeopleScout	46,523	46,994	90,457	90,537
Total Company	$610,122	$672,612	$1,178,366	$1,318,592

The following table presents a reconciliation of Segment EBITDA to income (loss) before tax expense (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Segment EBITDA (1):
PeopleReady	$19,154	$29,543	$28,876	$41,098
PeopleManagement	6,286	(80,091)	11,819	(73,738)
PeopleScout	10,129	(3,841)	18,794	4,169
	35,569	(54,389)	59,489	(28,471)
Corporate unallocated	(5,043)	(10,743)	(11,378)	(16,773)
Depreciation and amortization	(12,287)	(11,694)	(23,461)	(22,983)
Income (loss) from operations	18,239	(76,826)	24,650	(68,227)
Interest and other income (expense), net	155	(887)	229	(1,906)
Income (loss) before tax expense	$18,394	$(77,713)	$24,879	$(70,133)

(1)	Segment EBITDA was previously referred to as segment income (loss) from operations. This change had no impact on the amounts reported.

Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMENT ON FORWARD LOOKING STATEMENTS
Certain statements in this Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are

Page - 14

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

•
PeopleReady is our branch-based blue-collar industrial staffing service. PeopleReady provides a wide range of staffing solutions for contingent, on-demand, general and skilled labor to a broad range of industries that include retail, manufacturing, warehousing, logistics, energy, construction, hospitality, and others. PeopleReady helped approximately 122,000 businesses in 2016 to be more productive by providing easy access to dependable contingent labor. Additionally, we connected over 414,000 people with work in 2016. At the end of the second quarter, we had a network of 625 branches across all 50 states, Puerto Rico, and Canada.

•
PeopleManagement predominantly encompasses our on-site placement and management services and provides a wide range of workforce management solutions for blue-collar, contingent, on-premise staffing and management of a facility’s workforce. We use distinct brands to market our PeopleManagement contingent workforce solutions and operate as Staff Management | SMX (“Staff Management”), SIMOS Insourcing Solutions (“SIMOS”), PlaneTechs, and Centerline Drivers. Staff Management specializes in exclusive recruitment and on-premise management of a facility’s contingent industrial workforce. SIMOS specializes in exclusive recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. PlaneTechs specializes in temporary skilled mechanics and technicians, including on-premise management thereof, to the aviation and transportation industries. Centerline Drivers specializes in dedicated and temporary truck drivers to the transportation and distribution industries. PeopleManagement helped approximately 900 businesses in 2016 to be more productive by providing easy access to

Page - 15

dependable blue-collar contingent workforce solutions. Additionally, we connected over 133,000 people with work in 2016. At the end of the second quarter, we had 242 on-premise locations at customers’ facilities.

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

Total company revenue declined to $610 million for the thirteen weeks ended July 2, 2017, a 9.3% decrease compared to the same period in the prior year due primarily to lower volumes for staffing services within our PeopleReady business and with our former largest customer, Amazon. Excluding this customer, total company revenue declined 5.2% from the same period in the prior year.

PeopleReady staffing services experienced weakness in the construction, manufacturing, retail industries, and various other service industries in many of the geographies we serve, as well as both national and local accounts. Demand for our temporary staffing services is largely dependent upon general economic and labor trends. Wage growth has accelerated due to various minimum wage increases, which are more concentrated at the beginning of the year, as well as a need for higher wages to attract talent in tight labor markets. We have increased bill rates for higher wages and associated payroll burdens, as well as our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions do impact our revenue trends in the near term as businesses make their own pricing and productivity related adjustments.

PeopleManagement staffing services revenue declined by 12.1%, but delivered growth of 1.8% excluding our former largest customer. Revenue from this customer declined by $30 million or 79.7% to $8 million for the thirteen weeks ended July 2, 2017, compared to the same period in the prior year. This customer substantially in-sourced the recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States, commencing in the second quarter of fiscal 2016. Excluding this customer, revenue trends improved with modest increases in demand from existing and new customers. We continued to experience strong demand in the e-commerce industry and have expanded our services to existing customers, as well as new customers, which will drive future growth.
PeopleScout revenue declined to $47 million for the thirteen weeks ended July 2, 2017, a 1.0% decrease compared to the same period in the prior year. The decline is primarily due to reduced demand from several significant customers as they respond to changing business conditions. This was partially offset by growing demand in a tightening labor market for permanent positions from customers in other industries as well as winning new customers which will drive future growth.
Total company gross profit as a percentage of revenue for the thirteen weeks ended July 2, 2017 was 25.5%, compared to 25.3% in the same period in the prior year. The slight increase was primarily due to continued focus on disciplined pricing of our PeopleReady and PeopleManagement industrial staffing services.

Total company selling, general and administrative ("SG&A") expense decreased by $11 million to $125 million for the thirteen weeks ended July 2, 2017, compared to the same period in the prior year, due to continued success of our cost management programs. Total company SG&A expense as a percentage of revenue increased to 20.4% for the thirteen weeks ended July 2, 2017, from 20.2% in the same period in the prior year. The revenue decline outpaced the decline in operating expenses. With the decline in revenues, we put in place cost control programs commencing in the prior year, which continued in the current year, and have reduced costs in line with our plans. However, we will continue to monitor and manage our SG&A costs.

Total company income from operations was $18 million or 3.0% as a percent of revenue for the thirteen weeks ended July 2, 2017, compared to a loss of $77 million in the same period in the prior year. The prior year loss included a non-cash goodwill and intangible impairment charge to operating expense of $99 million. The impairment was primarily driven by a change in the scope of services with our largest customer and other changes in outlook reflecting recent economic and industry conditions. Excluding the impairment charge, net income from operations was $22 million or 3.3% as a percent of revenue for the thirteen weeks ended June 24, 2016. Excluding this charge, the decrease in income from operations was primarily due to the decline in revenue, partially offset by disciplined pricing which improved gross margin performance and the success of our cost management programs.

Net income was $13 million, or $0.31 per diluted share for the thirteen weeks ended July 2, 2017, compared to net loss of $64 million, or $1.53 per diluted share in the same period in the prior year. The prior year results include the impairment charge of $99.3 million, which is equivalent to $80 million after tax or $1.91 per diluted share. Excluding the impairment charge, net income would have been $16 million or $0.38 per diluted share.

Page - 16

We believe we are taking the right steps to preserve our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of July 2, 2017, we had cash and cash equivalents of $29 million and $128 million available under the Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility ("Revolving Credit Facility") for total liquidity of $157 million.
RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data (in thousands, except percentages and per share amounts):

	Thirteen weeks ended				Twenty-six weeks ended
	July 2, 2017	% of revenue	June 24, 2016	% of revenue	July 2, 2017	% of revenue	June 24, 2016	% of revenue
Revenue from services	$610,122		$672,612		$1,178,366		$1,318,592
Total revenue growth (decline) %	(9.3)%		7.2%		(10.6)%		9.8%

Gross profit	$155,280	25.5%	$169,924	25.3%	$294,709	25.0%	$320,436	24.3%
Selling, general and administrative expense	124,754	20.4%	135,787	20.2%	246,598	20.9%	266,411	20.2%
Depreciation and amortization	12,287	2.0%	11,694	1.7%	23,461	2.0%	22,983	1.7%
Goodwill and intangible asset impairment charge	—	—%	99,269	14.8%	—	—%	99,269	7.5%
Income (loss) from operations	18,239	3.0%	(76,826)	(11.4)%	24,650	2.1%	(68,227)	(5.2)%
Interest and other income (expense), net	155		(887)		229		(1,906)
Income (loss) before tax expense	18,394		(77,713)		24,879		(70,133)
Income tax expense (benefit)	5,260		(13,978)		7,071		(13,366)
Net income (loss)	$13,134	2.2%	$(63,735)	(9.5)%	$17,808	1.5%	$(56,767)	(4.3)%
Net income (loss) per diluted share	$0.31		$(1.53)		$0.43		$(1.36)
Revenue from services

Revenue from services by reportable segment was as follows for the thirteen weeks and twenty-six weeks ended July 2, 2017 (in thousands, except percentages):

	Thirteen weeks ended					Twenty-six weeks ended
	July 2, 2017	Decline %	Segment % of Total	June 24, 2016	Segment % of Total	July 2, 2017	Decline %	Segment % of Total	June 24, 2016	Segment % of Total
Revenue from services
PeopleReady	$370,712	(8.8)%	60.8%	$406,274	60.4%	$703,336	(7.7)%	59.7%	$762,284	57.8%
PeopleManagement	192,887	(12.1)%	31.6%	219,344	32.6%	384,573	(17.4)%	32.6%	465,771	35.3%
PeopleScout	46,523	(1.0)%	7.6%	46,994	7.0%	90,457	(0.1)%	7.7%	90,537	6.9%
Total Company	$610,122	(9.3)%	100.0%	$672,612	100.0%	$1,178,366	(10.6)%	100.0%	$1,318,592	100.0%

Total company revenue declined to $610 million for the thirteen weeks ended July 2, 2017, a 9.3% decrease compared to the same period in the prior year. Total company revenue declined to $1.2 billion for the twenty-six weeks ended July 2, 2017, a 10.6% decrease compared to the same period in the prior year. The decrease is primarily due to lower volumes for staffing services within our PeopleReady business and with our former largest customer, Amazon. Excluding this customer, total company revenue declined 5.2% for the thirteen weeks ended July 2, 2017 and 4.3% for the twenty-six weeks ended July 2, 2017.

PeopleReady
PeopleReady revenue declined to $371 million for the thirteen weeks ended July 2, 2017, an 8.8% decrease compared to the same period in the prior year. Revenue declined to $703 million for the twenty-six weeks ended July 2, 2017, a 7.7% decrease compared to the same period in the prior year. PeopleReady staffing services experienced weakness in the construction, manufacturing, retail industries and various other service industries in many of the geographies we serve as well as both national and local accounts. Demand for our temporary staffing services is largely dependent upon general economic and labor trends. Wage growth has accelerated due to various minimum wage increases, which are more concentrated at the beginning of the year, as well as a need for higher wages

Page - 17

to attract talent in tight labor markets. We have increased bill rates for higher wages and associated payroll burdens, as well as our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions do impact our revenue trends in the near term as businesses make their own pricing and productivity related adjustments.

PeopleManagement

PeopleManagement revenue declined to $193 million for the thirteen weeks ended July 2, 2017, a 12.1% decrease compared to the same period in the prior year. PeopleManagement revenue declined to $385 million for the twenty-six weeks ended July 2, 2017, a 17.4% decrease compared to the same period in the prior year. Excluding our former largest customer, PeopleManagement delivered growth of 1.8% for the thirteen and twenty-six weeks ended July 2, 2017. Revenue from this customer declined by $30 million or 79.7% to $8 million for the thirteen weeks ended July 2, 2017, and declined by $88 million, or 83.0% for the twenty-six weeks ended July 2, 2017, compared to their respective prior year periods. This customer substantially in-sourced the recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States, commencing in the second quarter of fiscal 2016. Excluding this customer, revenue trends improved with modest increases in demand from existing and new customers. We continued to experience strong demand in the e-commerce industry and have expanded our services to existing customers, as well as new customers, which will drive future growth.

PeopleScout
PeopleScout revenue declined to $47 million for the thirteen weeks ended July 2, 2017, a 1.0% decrease compared to the same period in the prior year. PeopleScout revenue declined to $90 million for the twenty-six weeks ended July 2, 2017, a 0.1% decrease compared to the same period in the prior year. The decline is primarily due to reduced demand from several significant customers as they respond to changing business conditions. This was partially offset by a growing demand in a tightening labor market for permanent positions from customers in other industries as well as winning new customers which will drive future growth.
Gross profit
Gross profit was as follows for thirteen weeks and twenty-six weeks ended July 2, 2017 (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Gross profit	$155,280	$169,924	$294,709	$320,436
Percentage of revenue	25.5%	25.3%	25.0%	24.3%

Total company gross profit as a percentage of revenue for the thirteen weeks ended July 2, 2017 was 25.5%, compared to 25.3% in the same period in the prior year. The increase of 0.2% was due primarily to favorable mix with less revenue from our former largest customer, which carries a lower gross margin than the blended average, and a continued focus on disciplined pricing of our PeopleReady and PeopleManagement industrial staffing services.
Total company gross profit as a percentage of revenue for the twenty-six weeks ended July 2, 2017 was 25.0%, compared to 24.3% in the same period in the prior year. The increase of 0.7% was due primarily to favorable mix with less revenue from our former largest customer, which carries a lower gross margin than the blended average, a continued focus on disciplined pricing of our PeopleReady and PeopleManagement industrial staffing services, and additional efficiency gains in the sourcing and recruiting activities of PeopleScout.
Workers’ compensation expense as a percentage of revenue was 3.7% for the thirteen weeks ended July 2, 2017 and the same period in the prior year. Workers’ compensation expense as a percentage of revenue was 3.6% for the twenty-six weeks ended July 2, 2017, compared to 3.7% in the same period in the prior year. Our continuous efforts to actively manage the safety of our temporary workers with our safety programs and control increasing costs with our network of workers’ compensation service providers have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.

Page - 18

Selling, general and administrative expense
Selling, general and administrative ("SG&A") expense for thirteen weeks and twenty-six weeks ended July 2, 2017 was as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Selling, general and administrative expense	$124,754	$135,787	$246,598	$266,411
Percentage of revenue	20.4%	20.2%	20.9%	20.2%

Total company SG&A expense decreased by $11 million to $125 million for the thirteen weeks ended July 2, 2017, compared to the same period in the prior year due to continued progress in managing costs. Total company SG&A expense as a percentage of revenue increased to 20.4% for the thirteen weeks ended July 2, 2017, from 20.2% in the same period in the prior year. The revenue declines outpaced the decline in operating expenses. With the decline in revenues, we have reduced costs in line with our plans. However, we will continue to monitor and manage our SG&A costs.

Total company SG&A expense decreased by $20 million to $247 million for the twenty-six weeks ended July 2, 2017, compared to the same period in the prior year due to continued progress in managing costs. Total company SG&A expense as a percentage of revenue increased to 20.9% for the twenty-six weeks ended July 2, 2017, from 20.2% in the same period in the prior year. The rate at which revenue declines outpaced the decline in operating expenses has slowed with the success of our cost reduction programs.
Goodwill and Intangible Asset Impairment Charge
Goodwill and intangible asset impairment charge was as follows for thirteen weeks and twenty-six weeks ended July 2, 2017 (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Goodwill and intangible asset impairment charge	$—	$99,269	$—	$99,269
Percentage of revenue	—%	14.8%	—%	7.5%

Net loss from operations for the thirteen and twenty-six weeks ended June 24, 2016, includes a non-cash goodwill and intangible impairment charge to operating expense of $99 million. The impairment was primarily driven by a change in the scope of services with our former largest customer and other changes in outlook reflecting recent economic and industry conditions.

We test goodwill and indefinite-lived intangible assets for impairment annually on the first day of our second fiscal quarter and whenever events or circumstances arise that indicate an impairment may exist, such as the loss of key customers and adverse industry and economic conditions.
Depreciation and amortization
Depreciation and amortization was as follows for thirteen weeks and twenty-six weeks ended July 2, 2017 (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Depreciation and amortization	$12,287	$11,694	$23,461	$22,983
Percentage of revenue	2.0%	1.7%	2.0%	1.7%
Depreciation increased $2 million and $3 million for the thirteen and twenty-six weeks ended July 2, 2017, respectively, primarily due to an increase in investments designed to further improve our efficiency and effectiveness in recruiting and retaining our contingent workers, and attracting and retaining customers. This was offset by a decline in amortization of $1 million and $2 million, for the thirteen and twenty-six weeks ended July 2, 2017, respectively, due to the intangible asset impairment in the prior year.

Page - 19

Income taxes
The income tax expense and the effective income tax rate for thirteen weeks and twenty-six weeks ended July 2, 2017 were as follows (in thousands, except percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Income tax expense (benefit)	$5,260	$(13,978)	$7,071	$(13,366)
Effective income tax rate	28.6%	18.0%	28.4%	19.1%

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

Our effective tax rate for the twenty-six weeks ended July 2, 2017 and June 24, 2016 was 28.4% and 19.1%, respectively. Our effective tax rate for the twenty-six weeks ended June 24, 2016, included a goodwill and intangible asset impairment charge of $99.3 million. Excluding the impairment charge, net income would have been $29.1 million with an effective tax rate of 21.6%. We recognized discrete tax benefits from prior year(s) hiring credits of $0.5 million for the twenty-six weeks ended July 2, 2017, compared to $2.3 million for the same period in the prior year.

Changes to our effective tax rate as a result of hiring credits, impairment, and share based compensation were for thirteen weeks and twenty-six weeks ended July 2, 2017 as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Effective income tax rate without adjustments below	39.9%	40.4%	39.7%	41.1%
Hiring credits estimate from current year wages	(8.4)	(11.7)	(8.4)	(11.7)
Additional hiring credits from prior year wages	(2.8)	(2.2)	(2.1)	(7.8)
Tax effect of share based compensation	(0.1)	—	(0.8)	—
Goodwill and intangible asset impairment impact	—	(8.5)	—	(2.5)
Effective income tax rate	28.6%	18.0%	28.4%	19.1%
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

Page - 20

•
PeopleReady is our branch-based blue-collar industrial staffing service. PeopleReady provides a wide range of staffing solutions for contingent, on-demand, general and skilled labor to a broad range of industries that include retail, manufacturing, warehousing, logistics, energy, construction, hospitality, and others.

•
PeopleManagement predominantly encompasses our on-site placement and management services and provides a wide range of workforce management solutions for blue-collar, contingent, on-premise staffing and management of a facility’s workforce. We use distinct brands to market our PeopleManagement contingent workforce solutions and operate as Staff Management, SIMOS, PlaneTechs, and Centerline Drivers. Staff Management specializes in exclusive recruitment and on-premise management of a facility’s contingent industrial workforce. SIMOS specializes in exclusive recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. PlaneTechs specializes in temporary skilled mechanics and technicians, including on-premise management thereof, to the aviation and transportation industries. Centerline Drivers specializes in dedicated and temporary truck drivers to the transportation and distribution industries.

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

A primary measure of segment performance, evaluated by our chief operating decision maker, to determine resource allocation and assess performance is segment earnings before interest, taxes, depreciation and amortization (“Segment EBITDA”). Segment EBITDA includes net sales to third parties, related cost of sales, and selling, general and administrative expenses directly attributable to the reportable segment together with certain allocated corporate general and administrative expenses. Segment EBITDA excludes unallocated corporate general and administrative expenses. See Note 9: Segment Information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our service lines and reportable segments, as well as a reconciliation of Segment EBITDA to income (loss) before tax expense.

Segment EBITDA should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) in the Consolidated Statements of Operations in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.

PeopleReady segment performance for thirteen weeks and twenty-six weeks ended July 2, 2017 was as follows (in thousands, except for percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Revenue from services	$370,712	$406,274	$703,336	$762,284

Segment EBITDA	$19,154	$29,543	$28,876	$41,098
Percentage of revenue	5.2%	7.3%	4.1%	5.4%

PeopleReady Segment EBITDA decreased to $19 million, or 5.2% of revenue for the thirteen weeks ended July 2, 2017, compared to $30 million, or 7.3% of revenue in the same period in the prior year. PeopleReady Segment EBITDA decreased to $29 million, or 4.1% of revenue for the twenty-six weeks ended July 2, 2017, compared to $41 million, or 5.4% of revenue in the same period in the prior year. The revenue decline outpaced the cost control programs primarily due to the de-leveraging effect associated with the fixed costs in a branch network. Through disciplined pricing, we have successfully passed through our normal mark-up on the increased costs for minimum wages, payroll taxes and benefits together with higher contingent worker wages in a tightening labor market. With the decline in revenue, we put in place cost control programs commencing in the prior year, which continue in the current year, and have reduced SG&A costs in line with our plans. We will continue to monitor and manage our SG&A costs.

Page - 21

PeopleManagement segment performance for thirteen weeks and twenty-six weeks ended July 2, 2017 was as follows (in thousands, except for percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Revenue from services	$192,887	$219,344	$384,573	$465,771

Segment EBITDA	$6,286	$(80,091)	$11,819	$(73,738)
Percentage of revenue	3.3%	(36.5)%	3.1%	(15.8)%

PeopleManagement Segment EBITDA increased to earnings of $6 million, or 3.3% of revenue for the thirteen weeks ended July 2, 2017, compared to a loss of $80 million in the same period in the prior year. PeopleManagement Segment EBITDA increased to earnings of $12 million, or 3.1% of revenue for the twenty-six weeks ended July 2, 2017, compared to a loss of $74 million in the same period in the prior year. The increases were primarily due to the goodwill and intangible asset impairment charge of $84 million in the prior period. Excluding the goodwill and intangible asset impairment charge, Segment EBITDA as a percentage of revenue improved by 1.4% and 0.8% for the thirteen and twenty-six weeks ended July 2, 2017, compared to their respective prior year periods. This improvement is primarily due to a more favorable mix of less revenue from our former largest customer, which carried a lower gross margin than our blended average, and a cost reduction program. Revenue from our former largest customer declined by $30 million, or 79.7% to $8 million for the thirteen weeks ended July 2, 2017, from the same period in the prior year. Revenue from our former largest customer declined by $88 million, or 83.0% to $18 million for the twenty-six weeks ended July 2, 2017, from the same period in the prior year.

PeopleScout segment performance for thirteen weeks and twenty-six weeks ended July 2, 2017 was as follows (in thousands, except for percentages):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2017	June 24, 2016	July 2, 2017	June 24, 2016
Revenue from services	$46,523	$46,994	$90,457	$90,537

Segment EBITDA	$10,129	$(3,841)	$18,794	$4,169
Percentage of revenue	21.8%	(8.2)%	20.8%	4.6%

PeopleScout Segment EBITDA increased to earnings of $10 million, or 21.8% of revenue for the thirteen weeks ended July 2, 2017, compared to a loss of $4 million for the same period in the prior year. PeopleScout Segment EBITDA grew to $19 million, or 20.8% of revenue for the twenty-six weeks ended July 2, 2017, compared to $4 million, or 4.6% of revenue for the same period in the prior year. The increases were primarily due to the goodwill and intangible asset impairment charge of $15 million in the prior period. Excluding the goodwill and intangible asset impairment charge, Segment EBITDA as a percentage of revenue declined by 2.3% and 0.6% for the thirteen and twenty-six weeks ended July 2, 2017, compared to their respective prior year periods. This was primarily due to acquisition related transition service benefits in the prior year which did not recur.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for the remainder of fiscal 2017. These expectations are subject to revision as our business changes with the overall economy.

•
Revenue declined in the first half of 2017 primarily due to the decrease in revenue from our former largest customer and weakness in the residential construction, manufacturing and various other service industries in many of the geographies we serve. Demand for our temporary and permanent staffing services is largely dependent upon general economic and labor trends. Within our staffing businesses, wage growth has accelerated due to various minimum wage increases, which are more concentrated at the beginning of the year, as well as higher wages to attract talent in tight labor markets. We have made pricing discipline a strategic focus. We have increased bill rates for higher wages and associated payroll burdens, as well as our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions do impact our revenue trends in the short term as businesses make their own pricing and productivity related adjustments. Additionally, we implemented cost reduction programs in the prior year which we continued in the current year to address revenue declines and preserve operating margin without sacrificing strategic initiatives to drive future growth. With the decline in revenues we have reduced costs in line with our plans. We will continue to monitor and manage our SG&A costs.

Page - 22

•
SIMOS specializes in exclusive recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. The SIMOS business model is based on a productivity-based pricing model where the customer outsources a complete work cell to SIMOS. Through a combination of process redesign and best practices, SIMOS is able to increase the efficiency of a customer’s contingent workforce and align the cost of the workforce with the level of demand within a customer’s business. We believe this adds an appealing solution to certain parts of our existing on-premise business as well as opportunities in the broader marketplace. We believe that SIMOS will continue to deliver growth with its compelling value proposition.

•
PeopleScout is a recognized industry leader of RPO services, which are in the early stages of their adoption cycles. The acquisition of the RPO business of Aon Hewitt positions PeopleScout as the leading provider of RPO solutions and accelerates our global RPO strategy. The acquisition added new services and capabilities to better meet our objective of providing customers with talent and flexible workforce solutions they need to enhance business performance. This acquisition exceeded management’s initial expectations. We expect continued organic growth with a differentiated service that leverages innovative technology for high-volume, scalable sourcing and dedicated client service teams for connecting the best talent to work opportunity, reducing the cost of hiring, and delivering a better outcome for the customer. Additionally, we are focused on growth through the disciplined pursuit of international acquisitions to improve win rates on multi-continent deals.

•
We are committed to technology innovation that makes it easier for our customers to do business with us and easier to connect people with work. We continue making investments in our online tools and our mobile application ("JobStack") to improve access, speed, and ease of connecting our customers and workers. We expect JobStack will increase the competitive differentiation of our services, expand our reach into new demographics, improve both service delivery and work-order fill rates and ultimately reduce our dependence on local branches to find temporary workers and connect them with work.

LIQUIDITY AND CAPITAL RESOURCES
The following discussion highlights our cash flow activities for the twenty-six weeks ended July 2, 2017 and June 24, 2016.
Cash flows from operating activities
Our cash flows from operating activities were as follows (in thousands):

	Twenty-six weeks ended
	July 2, 2017	June 24, 2016
Net income (loss)	$17,808	$(56,767)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	23,461	22,983
Goodwill and intangible asset impairment charge	—	99,269
Provision for doubtful accounts	3,619	4,221
Stock-based compensation	5,146	6,042
Deferred income taxes	2,975	(21,404)
Other operating activities	1,877	2,264
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	11,925	116,112
Income tax receivable	8,828	11,238
Accounts payable and other accrued expenses	(13,181)	754
Accrued wages and benefits	(4,560)	(10,897)
Workers' compensation claims reserve	767	7,838
Other assets and liabilities	5,397	2,683
Net cash provided by operating activities	$64,062	$184,336
Net cash provided by operating activities was $64 million for the twenty-six weeks ended July 2, 2017, compared to $184 million for the same period in the prior year.

•
The goodwill and intangible asset impairment charge of $99 million in the prior year was primarily driven by a change in the scope of services with our former largest customer of $67 million and $32 million due to the impact of other changes in outlook reflecting recent economic and industry conditions which lowered future expectations

•	The change to deferred income taxes is due primarily to the goodwill and intangible asset impairment charge in the second quarter 2016.

Page - 23

•
The decline in accounts receivable for the twenty-six weeks ended July 2, 2017 is primarily due to normal seasonal de-leveraging of accounts receivable. The change in accounts receivable is significantly less than the comparable prior year period due to a decline in revenue and associated receivables from our former largest customer. The record fourth quarter of fiscal 2015 and seasonal de-leveraging that followed was in large part due to this customer who substantially in-sourced their recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States commencing in the second quarter of fiscal 2016. Revenues from our former largest customer declined by $140 million in the fourth quarter of fiscal 2016 and $88 million in the first half of fiscal 2017 compared to their respective prior year periods.

•	The decline in accounts payable and other accrued expenses is primarily due to cost control programs together with normal seasonal patterns and timing of payments.

•	The decline in accrued wages and benefits is primarily due to the lower volume of activity from revenue declines, which require reductions in the flex workforce to align with client volume changes.

•	Generally, our workers’ compensation claims reserve for estimated claims increases as contingent labor services increase and decreases as contingent labor services decline.

•
During the second quarter of 2017, we paid $23 million relating to the contingent consideration associated with our acquisition of SIMOS. The payment included $18 million related to the final purchase price fair value, which is reflected in cash flows used in financing activities. The remaining balance of $4 million is recognized in cash flows used in operating activities as a decrease in Other assets and liabilities.

Cash flows from investing activities
Our cash flows from investing activities were as follows (in thousands):

	Twenty-six weeks ended
	July 2, 2017	June 24, 2016
Capital expenditures	$(9,137)	$(11,430)
Acquisition of businesses, net of cash acquired	—	(71,863)
Change in restricted cash and investments	1,663	(13,925)
Net cash used in investing activities	$(7,474)	$(97,218)
Net cash used in investing activities was $7 million for the twenty-six weeks ended July 2, 2017, compared to $97 million for the same period in the prior year.

•	Cash used in investing activities of $72 million for the twenty-six weeks ended June 24, 2016, was for the acquisition of the RPO business of Aon Hewitt, effective January 4, 2016.

•
Change in restricted cash and investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs. Restricted cash and investments changed to a cash source of $2 million for the twenty-six weeks ended July 2, 2017, compared to a cash use of $14 million for the same period in the prior year. This change was primarily due to a decrease in collateral requirements to our workers’ compensation insurance providers due to both declining claims, as well as timing of collateral payments.

Page - 24

Cash flows from financing activities
Our cash flows from financing activities were as follows (in thousands):

	Twenty-six weeks ended
	July 2, 2017	June 24, 2016
Purchases and retirement of common stock	$(15,530)	$—
Net proceeds from stock option exercises and employee stock purchase plans	858	840
Common stock repurchases for taxes upon vesting of restricted stock	(2,873)	(2,321)
Net change in Revolving Credit Facility	(25,303)	(94,186)
Payments on debt and other liabilities	(1,133)	(1,133)
Payment of contingent consideration at acquisition date fair value	(18,300)	—
Other	—	25
Net cash used in financing activities	$(62,281)	$(96,775)
Net cash used in financing activities was $62 million for the twenty-six weeks ended July 2, 2017, compared to $97 million for the same period in the prior year, primarily due to repayments on our Revolving Credit Facility, $16 million in share buybacks, and the payment of $23 million during the second quarter relating to the contingent consideration associated with our acquisition of SIMOS. The total contingent consideration payment included $18 million related to the final purchase price fair value, which is reflected in cash flows used in financing activities. The remaining balance of $4 million is recognized in cash flows used in operating activities as a decrease in Other assets and liabilities.

Future outlook

Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300 million expires on June 30, 2019. The Revolving Credit Facility is an asset backed facility, which is secured by a pledge of substantially all of the assets of TrueBlue, Inc. and material U.S. domestic subsidiaries. The additional amount available to borrow at July 2, 2017 was $128 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

•	We had cash and cash equivalents of $29 million at July 2, 2017.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At July 2, 2017, we had restricted cash and investments totaling $230 million.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At July 2, 2017, we had restricted cash and investments totaling $230 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust"). See Note 3: Restricted Cash and Investments, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our Restricted Cash and Investments.
We established investment policy directives for the Trust with the first priority to preserve capital, second to ensure sufficient liquidity to pay workers’ compensation claims, third to diversify the investment portfolio, and fourth to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities,

Page - 25

U.S. agency debentures, U.S. agency mortgages, corporate securities, and municipal securities. For those investments rated by nationally recognized statistical rating organizations the minimum ratings at time of purchase are:

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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented (in thousands):

	July 2, 2017	January 1, 2017
Cash collateral held by workers’ compensation insurance carriers	$28,098	$28,066
Cash and cash equivalents held in Trust	30,579	32,841
Investments held in Trust	150,724	146,517
Letters of credit (1)	7,783	7,982
Surety bonds (2)	20,605	20,440
Total collateral commitments	$237,789	$235,846

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

(2)
Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier. These fees do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days’ notice.

Page - 26

Workers’ compensation reserve

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented (in thousands):

	July 2, 2017	January 1, 2017
Total workers’ compensation reserve	$278,117	$277,351
Add back discount on workers’ compensation reserve (1)	15,810	14,818
Less excess claims reserve (2)	(51,029)	(52,930)
Reimbursable payments to insurance provider (3)	8,530	10,193
Less portion of workers’ compensation not requiring collateral (4)	(13,639)	(13,586)
Total collateral commitments	$237,789	$235,846

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

•
positive or adverse development of claims. Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At July 2, 2017, the weighted average discount rate was 1.6%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At July 2, 2017, the weighted average rate was 2.2%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $51 million and $53 million as of July 2, 2017 and January 1, 2017, respectively.

Certain workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against substantially all of the insurance receivables from the insurance companies in liquidation.

We continue to actively manage workers’ compensation expense through the safety of our temporary workers with our safety programs and actively control costs with our network of service providers. These actions have had a positive impact creating

Page - 27

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
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. The following has been updated to reflect the results of our annual goodwill and indefinite-lived intangible asset impairment analyses.

Goodwill and indefinite-lived intangible assets

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our second fiscal quarter, and whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, customer engagement, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.

Goodwill

We test for goodwill impairment at the reporting unit level. We consider our service lines to be our reporting units for goodwill impairment testing. Our service lines are PeopleReady, PlaneTechs, Centerline, Staff Management, SIMOS, PeopleScout, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. The fair value of each reporting unit is a weighted average of the income and market valuation approaches. The income approach applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent annual impairment test ranged from 11.5% to 12.0%. We also apply a market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test. These combined fair values are reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation, resulting in a reasonable control premium. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater.
Based on our test performed as of the first day of our second fiscal quarter of 2017, all reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, no impairment loss was recognized. Based on our test performed in the prior year, we recorded a goodwill impairment charge of $65.9 million for the thirteen weeks ended June 24, 2016.

Page - 28

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

We performed our annual indefinite-lived intangible asset impairment test as of the first day of our second fiscal quarter of 2017 and determined that the estimated fair values exceeded the carrying amounts for both of our indefinite-lived trade names. Accordingly, no impairment loss was recognized. Based on our test performed in the prior year, we recorded an impairment charge of $4.5 million for the thirteen weeks ended June 24, 2016.
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

During the second quarter of fiscal 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of July 2, 2017.

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
The demand for workforce solutions is highly dependent upon the state of the economy and upon the workforce needs of our customers, which creates uncertainty and volatility. As economic activity slows, companies tend to reduce their use of temporary workers and reduce their recruitment of new employees. Significant declines in demand of any region or industry in which we have a major presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our customers’ ability to pay for services we have already provided.
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
We compete to meet our customers’ needs for workforce solutions and, therefore, we must continually attract qualified candidates to fill positions. Attracting qualified candidates depends on factors such as desirability of the assignment, location, and the associated wages and other benefits. We have in the past experienced shortages of qualified candidates and we may experience such shortages in the future. Further, if there is a shortage, the cost to employ or recruit these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our temporary workers. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
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
We offer our temporary workers in the United States government mandated health insurance in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). Because the final requirements, regulations, and interpretations of the ACA may change, the ultimate financial effect of the ACA is not yet known, and changes in these requirements and interpretations could increase or change our costs. In addition, because of the uncertainty surrounding a potential repeal or replacement of the ACA, we cannot predict with any certainty the likely impact of the ACA’s repeal or the adoption of any other health care reform legislation on our financial condition or operating results. Whether or not there is a change in health care legislation in the U.S., there is likely to be significant disruption to the health care market in the future, and the costs of our health care expenditures may increase. If we are unable to comply with changes to the

Page - 30

ACA, or any future health care legislation in the U.S., or sufficiently raise the rates we charge our customers to cover any additional costs, such increases in costs could materially harm our business.
We may incur employment related claims and costs that could materially harm our business.
We are in the business of employing people in the workplaces of other businesses. We incur a risk of liability for claims for personal injury, wage and hour violations, immigration, discrimination, harassment, and other liabilities arising from the actions of our customers and/or temporary workers. Some or all of these claims may give rise to negative publicity, litigation, settlements, or investigations. We may incur costs, charges or other material adverse impacts on our financial statements for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
We maintain insurance with respect to some potential claims and costs with deductibles. We cannot be certain that our insurance will be available, or if available, will be in sufficient amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, or at all, or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.
We are dependent on workers’ compensation insurance coverage at commercially reasonable terms. Unexpected changes in claim trends on our workers’ compensation may negatively impact our financial condition.
Our temporary staffing services employ workers for which we provide workers’ compensation insurance. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG. Our insurance carriers require us to collateralize a significant portion of our workers’ compensation obligation. The majority of collateral is held in trust by a third-party for the payment of these claims. The loss or decline in value of the collateral could require us to seek additional sources of capital to pay our workers’ compensation claims. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. As our business grows or if our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. The loss of our workers’ compensation insurance coverage would prevent us from operating as a staffing services business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers’ compensation program. Unexpected changes in claim trends, including the severity and frequency of claims, changes in state laws regarding benefit levels and allowable claims, actuarial estimates, or medical cost inflation, could result in costs that are significantly different than initially reported. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.
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
Our industry is highly competitive and rapidly innovating, with low barriers to entry. Our competition includes large, well-financed competitors, small local competitors, internet-based companies, and mobile-enabled solutions providing a variety of flexible workforce solutions. We expect the increased use of internet-based and mobile technology will attract additional technology-oriented companies and resources to the staffing industry. Our customers may demand technological changes in the development or implementation of our services. We face extensive pricing pressure and must continue to invest in new technology and industry developments while we innovate changes in the way we do business in order to remain relevant to our customers. Therefore, there can be no assurance that we will be able to retain customers or market share in the future, nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins.
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

Page - 31

affected. Our lenders can impose additional conditions which may reduce the amounts available to us under the Revolving Credit Facility.
Our principal sources of liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our Revolving Credit Facility. We must have sufficient sources of liquidity to meet our working capital requirements, fund our workers’ compensation collateral requirements, service our outstanding indebtedness, and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities.
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
We experience revenue concentration with large customers. Generally our contracts do not contain guarantees of minimum duration, revenue levels, or profitability and our customers may terminate their contracts or materially reduce their requested levels of service at any time. The loss of, or reduced demand for our services from, major customers could have a material adverse effect on our business, financial condition, and results of operations. In addition, customer concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of customers.
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
A data breach, or improper disclosure of, or access to, our confidential and/or proprietary information or our employees’ or customers’ information could materially harm our business.
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
We expect to continue making acquisitions, adjusting the composition of our business lines, and entering into new business initiatives as part of our business strategy. This strategy may be impeded, however, if we cannot identify suitable acquisition

Page - 32

candidates or new business initiatives, or if acquisition candidates are not available under acceptable terms. Future acquisitions could result in incurring additional debt and contingent liabilities, an increase in interest expense, amortization expense, and charges related to integration costs. New business initiatives and changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. Acquisitions and new business initiatives, including initiatives outside of our workforce solutions business, could involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on our investment, experiencing difficulty in implementing initiatives or integrating acquired operations, or directing management’s attention from our other businesses. These events could cause material harm to our business, operating results, or financial condition.
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
We have outsourced certain aspects of our business to third-party vendors that subject us to risks including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile texting, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our customers. Accordingly, we are subject to the risks associated with the vendors’ ability to provide these services that meet our needs. If the cost of these services is more than expected, if we or the vendors are unable to adequately protect our data and information is lost, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.
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

Page - 33

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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended July 2, 2017.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
04/03/2017 through 04/30/2017	—	—	—	$29.4 million
05/01/2017 through 05/28/2017	2,470	$27.09	421,384	$18.3 million
05/29/2017 through 07/02/2017	15,296	$26.60	164,600	$13.9 million
Total	17,766	$26.67	585,984

(1)
During the twenty-six weeks ended July 2, 2017, we purchased 17,766 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and performance share units. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for the shares repurchased under the share repurchase program during the period was $26.50.

(4)
Our Board of Directors authorized a $75.0 million share repurchase program in July 2011 that does not have an expiration date. As of July 2, 2017, $13.9 million remains available for repurchase of our common stock under the current authorization.

Page - 34

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

TrueBlue, Inc.

	/s/ Steven C. Cooper	7/31/2017
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	7/31/2017
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	7/31/2017
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 36