Form 10-Q
period 2017-10-01
TrueBlue, Inc.
filed 2017-10-30
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 1, 2017
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2017, there were 41,361,507 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	October 1, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$35,055	$34,970
Accounts receivable, net of allowance for doubtful accounts of $5,741 and $5,160	380,473	352,606
Prepaid expenses, deposits and other current assets	18,923	21,373
Income tax receivable	5,945	18,854
Total current assets	440,396	427,803
Property and equipment, net	63,079	63,998
Restricted cash and investments	244,173	231,193
Deferred income taxes, net	1,037	6,770
Goodwill	226,771	224,223
Intangible assets, net	109,963	125,671
Other assets, net	46,931	50,787
Total assets	$1,132,350	$1,130,445
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$67,364	$66,758
Accrued wages and benefits	79,607	79,782
Current portion of workers’ compensation claims reserve	76,406	79,126
Contingent consideration	—	21,600
Current portion of long-term debt	23,422	2,267
Other current liabilities	1,408	1,602
Total current liabilities	248,207	251,135
Workers’ compensation claims reserve, less current portion	202,929	198,225
Long-term debt, less current portion	111,408	135,362
Other long-term liabilities	26,033	20,544
Total liabilities	588,577	605,266

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,339 and 42,171 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(6,880)	(11,433)
Retained earnings	550,652	536,611
Total shareholders’ equity	543,773	525,179
Total liabilities and shareholders’ equity	$1,132,350	$1,130,445
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)\	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Revenue from services	$660,780	$697,097	$1,839,146	$2,015,689
Cost of services	488,761	518,702	1,372,418	1,516,858
Gross profit	172,019	178,395	466,728	498,831
Selling, general and administrative expense	131,552	134,679	378,150	401,090
Depreciation and amortization	11,189	11,690	34,650	34,673
Goodwill and intangible asset impairment charge	—	4,275	—	103,544
Income (loss) from operations	29,278	27,751	53,928	(40,476)
Interest expense	(1,365)	(1,721)	(3,893)	(5,430)
Interest and other income	1,146	854	3,903	2,657
Interest and other income (expense), net	(219)	(867)	10	(2,773)
Income (loss) before tax expense	29,059	26,884	53,938	(43,249)
Income tax expense (benefit)	7,838	3,455	14,909	(9,911)
Net income (loss)	$21,221	$23,429	$39,029	$(33,338)

Net income (loss) per common share:
Basic	$0.52	$0.56	$0.94	$(0.80)
Diluted	$0.51	$0.56	$0.94	$(0.80)

Weighted average shares outstanding:
Basic	41,046	41,762	41,420	41,651
Diluted	41,276	42,056	41,671	41,651

Other comprehensive income:
Foreign currency translation adjustment	$1,143	$1,247	$3,483	$3,341
Unrealized gain on investments, net of tax	424	784	1,070	946
Total other comprehensive income, net of tax	1,567	2,031	4,553	4,287
Comprehensive income (loss)	$22,788	$25,460	$43,582	$(29,051)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(in thousands)	October 1, 2017	September 23, 2016
Cash flows from operating activities:
Net income (loss)	$39,029	$(33,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,650	34,673
Goodwill and intangible asset impairment charge	—	103,544
Provision for doubtful accounts	6,321	6,361
Stock-based compensation	6,161	7,443
Deferred income taxes	4,890	(23,874)
Other operating activities	2,563	5,603
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(34,198)	102,722
Income tax receivable	12,788	4,018
Other assets	6,306	(3,563)
Accounts payable and other accrued expenses	(784)	(3,764)
Accrued wages and benefits	(176)	(3,254)
Workers’ compensation claims reserve	1,985	11,938
Other liabilities	1,086	4,740
Net cash provided by operating activities	80,621	213,249
Cash flows from investing activities:
Capital expenditures	(16,303)	(17,766)
Acquisition of business	—	(71,863)
Change in restricted cash and cash equivalents	8,623	732
Purchases of restricted investments	(36,015)	(35,940)
Maturities of restricted investments	15,042	12,273
Net cash used in investing activities	(28,653)	(112,564)
Cash flows from financing activities:
Purchases and retirement of common stock	(29,371)	—
Net proceeds from stock option exercises and employee stock purchase plans	1,179	1,183
Common stock repurchases for taxes upon vesting of restricted stock	(2,956)	(2,692)
Net change in Revolving Credit Facility	(1,099)	(104,586)
Payments on debt	(1,700)	(1,700)
Payment of contingent consideration at acquisition date fair value	(18,300)	—
Other	—	20
Net cash used in financing activities	(52,247)	(107,775)
Effect of exchange rate changes on cash and cash equivalents	364	2,090
Net change in cash and cash equivalents	85	(5,000)
Cash and cash equivalents, beginning of period	34,970	29,781
Cash and cash equivalents, end of period	$35,055	$24,781
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$2,612	$3,071
Income taxes	(2,972)	8,801
Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	2,863	2,244
Non-cash acquisition adjustments	—	3,783
See accompanying notes to consolidated financial statements

Page - 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. The results of operations for the thirty-nine weeks ended October 1, 2017, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Goodwill and indefinite-lived intangible assets

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our second fiscal quarter, and more frequently if an event occurs or circumstances change that would indicate impairment may exist. These events or circumstances could include a significant change in the business climate,operating performance indicators, competition, customer engagement, legal factors, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.
Based on our annual goodwill impairment test performed as of the first day of our second fiscal quarter, all reporting units’ fair values were substantially in excess of their respective carrying values. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended October 1, 2017. Based on our test performed in the prior year, we recorded a goodwill impairment charge of $65.9 million for the thirty-nine weeks ended September 23, 2016.

We performed our annual indefinite-lived intangible asset impairment test as of the first day of our second fiscal quarter and determined that the estimated fair values exceeded the carrying amounts for both of our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended October 1, 2017. Based on our test performed in the prior year, we recorded an impairment charge of $4.5 million for the thirty-nine weeks ended September 23, 2016.

Acquired intangible assets and other long-lived assets

We generally record acquired intangible assets that have finite useful lives, such as customer relationships and trade names/trademarks, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Based on our review there was no impairment loss recognized for the thirty-nine weeks ended October 1, 2017. In the prior year, we recorded an impairment to our acquired trade names/trademarks intangible assets of $4.3 million during the thirteen weeks ended September 23, 2016, and also recorded an impairment to our customer relationships intangible assets of $28.9 million during the first half of fiscal 2016.

Stock repurchases

During the thirteen weeks ended October 1, 2017, we repurchased the remaining $13.9 million available under our $75.0 million share repurchase program. Under this program we repurchased and retired 4.8 million shares of our common stock at an average share price of $15.52, which excludes commissions. On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. There have been no repurchases under this new program during the thirteen weeks ended October 1, 2017.

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued accounting pronouncements not yet adopted

In May 2017, the FASB issued guidance to provide clarity and reduce diversity in practice when accounting for a change to the terms or conditions of share-based payment awards. The objective is to reduce the scope of transactions that would require modification accounting. Disclosure requirements remain unchanged. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. We plan to adopt this guidance on the effective date and do not expect the adoption to have a material impact on our financial statements.

In November 2016, the FASB issued guidance to amend the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. We plan to adopt this guidance on the effective date. Changes in restricted cash and cash equivalents recorded in cash flows from investing were $8.6 million and $0.7 million for the thirty-nine weeks ended October 1, 2017 and September 23, 2016, respectively.

In October 2016, FASB issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. We plan to adopt this guidance on the effective date and do not expect the adoption to have a material impact on our financial statements.

In August 2016, the FASB issued guidance relating to how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The update is intended to reduce the existing diversity in practice. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted, including adoption in an interim period. The adoption should be applied using the retrospective transition method, if practicable. We plan to adopt this guidance on the effective date and do not expect the adoption to have a material impact on our financial statements.

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

In February 2016, the FASB issued guidance on lease accounting. The new guidance will continue to classify leases as either finance or operating and will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet with classification affecting the pattern of expense recognition in the statement of income. This guidance is effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), and early adoption is permitted. A modified

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We plan to adopt the guidance on the effective date. We are currently evaluating the impact of this guidance on our financial statements and expect that, upon adoption, a majority of our operating lease commitments will be recognized on our Consolidated Balance Sheets as operating lease liabilities and right-of-use assets. We do not expect the adoption to have a material impact on the pattern of expense recognition in our Consolidated Statements of Operations and Comprehensive Income.

In January 2016, the FASB issued guidance on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). Early adoption of the amendments in the guidance is not permitted, with limited exceptions, and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We plan to adopt the guidance on the effective date. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

We established a cross-functional implementation team consisting of representatives from our business segments and various departments. We utilized a bottoms-up approach to analyze the impact of the standard on our various revenue streams by reviewing our current contracts with customers, accounting policies, and business practices to identify potential differences that would result from applying the requirements of the new standard. We are in the process of making appropriate changes to our business processes, and controls to support recognition and disclosure under the new standard. We are substantially complete with our evaluation of the potential impact that adopting the new standard will have on our financial statements. Revenue from substantially all of our contracts with customers will continue to be recognized over time as services are rendered. We do not anticipate the adoption of this guidance will have a material impact on our financial reporting other than expanded disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Subsequent events

We evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued, and identified no other events that were subject to recognition or disclosure.

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	FAIR VALUE MEASUREMENT
Our assets and liabilities measured at fair value on a recurring basis consisted of the following:

	October 1, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents (1)	$35,055	$35,055	$—	$—
Restricted cash and cash equivalents (1)	59,788	59,788	—	—
Other restricted assets (2)	21,115	21,115	—	—
Restricted investments classified as held-to-maturity	165,053	—	165,053	—

	January 1, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents (1)	$34,970	$34,970	$—	$—
Restricted cash and cash equivalents (1)	67,751	67,751	—	—
Other restricted assets (2)	16,925	16,925	—	—
Restricted investments classified as held-to-maturity	145,953	—	145,953	—

Financial liabilities:
Contingent consideration (3)	21,600	—	—	21,600

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

(3)
The estimated fair value of the contingent consideration associated with the acquisition of SIMOS Insourcing Solutions Corporation (“SIMOS”), which was estimated using a probability-adjusted discounted cash flow model.

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the thirty-nine weeks ended October 1, 2017:

(in thousands)
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
There were no material transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the thirty-nine weeks ended October 1, 2017 or September 23, 2016.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	RESTRICTED CASH AND INVESTMENTS

Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in debt and asset-backed securities. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). Our investments have not resulted in any other-than-temporary impairments for the thirteen and thirty-nine weeks ended October 1, 2017.
The following is a summary of our restricted cash and investments:

(in thousands)	October 1, 2017	January 1, 2017
Cash collateral held by insurance carriers	$29,122	$34,910
Cash and cash equivalents held in Trust	30,666	32,841
Investments held in Trust	163,270	146,517
Other (1)	21,115	16,925
Total restricted cash and investments	$244,173	$231,193

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost:

	October 1, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$76,373	$1,561	$(233)	$77,701
Corporate debt securities	81,395	572	(166)	81,801
Agency mortgage-backed securities	4,502	36	(13)	4,525
U.S. government and agency securities	1,000	26	—	1,026
	$163,270	$2,195	$(412)	$165,053

	January 1, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal debt securities	$71,618	$443	$(865)	$71,196
Corporate debt securities	68,934	212	(352)	68,794
Agency mortgage-backed securities	5,965	30	(32)	5,963
	$146,517	$685	$(1,249)	$145,953
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	October 1, 2017
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$16,796	$16,816
Due after one year through five years	83,156	83,764
Due after five years through ten years	63,318	64,473
	$163,270	$165,053
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.6% at October 1, 2017 and January 1, 2017. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years at October 1, 2017.
The table below presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented (in thousands):

(in thousands)	October 1, 2017	January 1, 2017
Undiscounted workers’ compensation reserve	$295,969	$292,169
Less discount on workers’ compensation reserve	16,634	14,818
Workers' compensation reserve, net of discount	279,335	277,351
Less current portion	76,406	79,126
Long-term portion	$202,929	$198,225
Payments made against self-insured claims were $48.2 million and $55.6 million for the thirty-nine weeks ended October 1, 2017 and September 23, 2016, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims was $50.7 million and $52.9 million as of October 1, 2017 and January 1, 2017, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $45.7 million and $48.9 million as of October 1, 2017 and January 1, 2017, respectively, and are included in Other assets, net on the accompanying Consolidated Balance Sheets.
Workers’ compensation expense of $22.1 million and $23.4 million was recorded in Cost of services for the thirteen weeks ended October 1, 2017 and September 23, 2016, respectively. Workers’ compensation expense of $64.2 million and $72.1 million was recorded in Cost of services for the thirty-nine weeks ended October 1, 2017 and September 23, 2016, respectively.

NOTE 5:	COMMITMENTS AND CONTINGENCIES

Workers’ compensation commitments

We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	October 1, 2017	January 1, 2017
Cash collateral held by workers’ compensation insurance carriers	$28,343	$28,066
Cash and cash equivalents held in Trust	30,666	32,841
Investments held in Trust	163,270	146,517
Letters of credit (1)	7,748	7,982
Surety bonds (2)	19,524	20,440
Total collateral commitments	$249,551	$235,846

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

(2)
Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier. These fees do not exceed 2.0% of the bond amount, subject to a minimum charge.

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss by jurisdiction, tax credits, audit developments, changes in law, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. Except as required under U.S. tax law, we do not provide for U.S. taxes on undistributed earnings of our foreign subsidiaries since we consider those earnings to be permanently invested outside of the U.S.

Our effective tax rate for the thirty-nine weeks ended October 1, 2017 was 27.6%. The difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 35.0% and our effective tax rate result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of share based compensation.

NOTE 7:	NET INCOME (LOSS) PER SHARE

Diluted common shares were calculated as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share amounts)	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Net income (loss)	$21,221	$23,429	$39,029	$(33,338)

Weighted average number of common shares used in basic net income (loss) per common share	41,046	41,762	41,420	41,651
Dilutive effect of non-vested restricted stock	230	294	251	—
Weighted average number of common shares used in diluted net income (loss) per common share	41,276	42,056	41,671	41,651
Net income (loss) per common share:
Basic	$0.52	$0.56	$0.94	$(0.80)
Diluted	$0.51	$0.56	$0.94	$(0.80)

Anti-dilutive shares	354	302	388	521

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the balance of each component of accumulated other comprehensive loss during the reporting periods were as follows:

	Thirteen weeks ended
	October 1, 2017			September 23, 2016
(in thousands)	Balance at beginning of period	Current period other comprehensive income	Balance at end of period	Balance at beginning of period	Current period other comprehensive income	Balance at end of period
Foreign currency translation adjustment	$(9,344)	$1,143	$(8,201)	$(11,420)	$1,247	$(10,173)
Unrealized gain (loss) on investments (1)	897	424	1,321	(337)	784	447
Total other comprehensive income (loss), net of tax	$(8,447)	$1,567	$(6,880)	$(11,757)	$2,031	$(9,726)

	Thirty-nine weeks ended
	October 1, 2017			September 23, 2016
(in thousands)	Balance at beginning of period	Current period other comprehensive income	Balance at end of period	Balance at beginning of period	Current period other comprehensive income	Balance at end of period
Foreign currency translation adjustment	$(11,684)	$3,483	$(8,201)	$(13,514)	$3,341	$(10,173)
Unrealized gain (loss) on investments (1)	251	1,070	1,321	(499)	946	447
Total other comprehensive income (loss), net of tax	$(11,433)	$4,553	$(6,880)	$(14,013)	$4,287	$(9,726)

(1)
Consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities. The tax impact on unrealized gain (loss) on available-for-sale securities was de minimis for the thirteen and thirty-nine weeks ended October 1, 2017 and September 23, 2016, respectively.

There were no material reclassifications out of accumulated other comprehensive loss during the thirteen weeks ended October 1, 2017 or September 23, 2016, nor during the thirty-nine weeks ended October 1, 2017 or September 23, 2016.

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
Our PeopleManagement reportable segment provides primarily on-premise contingent staffing and on-premise management of those contingent staffing services through the following operating segments, which we aggregated into one reportable segment in accordance with U.S. GAAP:

•	Staff Management | SMX: Exclusive recruitment and on-premise management of a facility’s contingent industrial workforce;

•	SIMOS Insourcing Solutions: On-premise management and recruitment of warehouse/distribution operations;

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Centerline Drivers: Recruitment and management of temporary and dedicated drivers to the transportation and distribution industries; and

•	PlaneTechs: Recruitment and on-premise management of skilled mechanics and technicians to the aviation and transportation industries.
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
We have two primary measures of segment performance: revenue from services and segment earnings before interest, taxes, depreciation and amortization (“Segment EBITDA”). Segment EBITDA includes net sales to third parties, related cost of sales, selling, general and administrative expenses, and goodwill and intangible impairment charges directly attributable to the reportable segment together with certain allocated corporate general and administrative expenses. Segment EBITDA excludes unallocated corporate general and administrative expenses.

The following table presents a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Revenue from services:
PeopleReady	$414,995	$435,783	$1,118,331	$1,198,067
PeopleManagement	196,835	216,834	581,408	682,605
PeopleScout	48,950	44,480	139,407	135,017
Total Company	$660,780	$697,097	$1,839,146	$2,015,689

The following table presents a reconciliation of Segment EBITDA to income (loss) before tax expense:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Segment EBITDA (1):
PeopleReady	$28,572	$34,100	$57,448	$75,198
PeopleManagement	6,940	3,520	18,759	(70,218)
PeopleScout	10,277	8,358	29,071	12,527
	45,789	45,978	105,278	17,507
Corporate unallocated	(5,322)	(6,537)	(16,700)	(23,310)
Depreciation and amortization	(11,189)	(11,690)	(34,650)	(34,673)
Income (loss) from operations	29,278	27,751	53,928	(40,476)
Interest and other income (expense), net	(219)	(867)	10	(2,773)
Income (loss) before tax expense	$29,059	$26,884	$53,938	$(43,249)

(1)	Segment EBITDA was previously referred to as segment income (loss) from operations. This change had no impact on the amounts reported.

Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Page - 14

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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
OVERVIEW

TrueBlue, Inc. (the “Company,” “TrueBlue,” “we,” “us,” and “our”) is a leading provider of specialized workforce solutions that help our customers create growth, improve efficiency, and increase reliability. Our workforce solutions meet customers’ needs for a reliable, efficient workforce in a wide variety of industries.

We report our business as three distinct segments: PeopleReady, PeopleManagement, and PeopleScout. See Note 9: Segment Information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our service lines and reportable segments.

•
PeopleReady is our branch-based blue-collar industrial staffing service. PeopleReady provides a wide range of staffing solutions for contingent, on-demand, general and skilled labor to a broad range of industries that include retail, manufacturing, warehousing, logistics, energy, construction, hospitality, and others. PeopleReady helped approximately 122,000 businesses in 2016 to be more productive by providing easy access to dependable contingent labor. Additionally, we connected over 414,000 people with work in 2016. At the end of the third quarter of fiscal 2017, we had a network of 628 branches across all 50 states, Puerto Rico, and Canada.

Page - 15

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
PeopleManagement predominantly encompasses our on-site placement and management services and provides a wide range of workforce management solutions for blue-collar, contingent, on-premise staffing and management of a facility’s workforce. We use distinct brands to market our PeopleManagement contingent workforce solutions and operate as Staff Management | SMX (“Staff Management”), SIMOS Insourcing Solutions (“SIMOS”), PlaneTechs, and Centerline Drivers. Staff Management specializes in exclusive recruitment and on-premise management of a facility’s contingent industrial workforce. SIMOS specializes in exclusive recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. PlaneTechs specializes in recruitment and on-premise management of temporary skilled mechanics and technicians to the aviation and transportation industries. Centerline Drivers specializes in dedicated and temporary truck drivers to the transportation and distribution industries. PeopleManagement helped approximately 900 businesses in 2016 to be more productive by providing easy access to dependable blue-collar contingent workforce solutions. Additionally, we connected over 133,000 people with work in 2016. At the end of the third quarter of fiscal 2017, we had 233 on-premise locations at customers’ facilities.

•
PeopleScout provides outsourced recruitment for permanent employees for all major industries and jobs. Our dedicated recruitment process outsourcing service delivery teams work as an integrated partner with our clients in providing end-to-end talent acquisition services from sourcing candidates to on-boarding employees. In 2016, PeopleScout placed over 268,000 individuals into permanent jobs with 200 clients. Our PeopleScout segment also includes a management service provider business, which provides clients with improved quality and spend management of their contingent labor vendors.

Third Quarter of Fiscal 2017 Highlights

Revenue from services

Total company revenue declined to $661 million for the thirteen weeks ended October 1, 2017, a 5.2% decrease compared to the same period in the prior year due primarily to lower volumes for staffing services within our PeopleReady business and with our former largest customer, Amazon, in our PeopleManagement business. Excluding this customer, total company revenue declined 2.4% from the same period in the prior year.

We saw improvement in our year-over-year monthly revenue trends for the thirteen weeks ended October 1, 2017. We exited the third quarter of fiscal 2017 with a year-over-year decline of 2.5% for the fiscal month of September 2017, as compared to exiting the second quarter of fiscal 2017 with a year-over-year decline of 8.7% for the fiscal month of June 2017. The improving monthly results were due to better underlying trends across all of our segments.

PeopleReady revenue from services

PeopleReady staffing services declined to $415 million for the thirteen weeks ended October 1, 2017, a 4.8% decrease compared to the same period in the prior year. The decline was primarily due to weakness in residential construction and manufacturing. However, this decline was partially offset by an increase in revenue of approximately 1% related to the recent hurricanes and improvements in our service-based, hospitality, and retail businesses.

We saw improvement to our year-over-year monthly revenue trends for the thirteen weeks ended October 1, 2017. We exited the third quarter of fiscal 2017 with a year-over-year decline of 1.0% for the fiscal month of September 2017, as compared to exiting the second quarter of fiscal 2017 with a year-over-year decline of 8.9% for the fiscal month of June 2017. The improving year-over-year monthly results were due to better underlying trends across all of the industries we serve, except manufacturing.

Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens, and our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions impact our revenue trends in the near term.

PeopleReady performance continues to be impacted by temporary disruptions from operational changes related to our consolidation of Labor Ready, CLP Resources, and Spartan Staffing into one specialized workforce solutions service in order to create a more seamless experience for our customers to access all of our blue-color contingent on-demand general and skilled labor service offerings. We are actively working to complete the transition.

PeopleManagement revenue from services

PeopleManagement revenue declined to $197 million for the thirteen weeks ended October 1, 2017, a 9.2% decrease compared to the same period in the prior year. Revenue from our former largest customer declined by $20 million or 64.3% to $11 million

Page - 16

MANAGEMENT'S DISCUSSION AND ANALYSIS

for the thirteen weeks ended October 1, 2017, compared to the prior year period. Excluding this customer, PeopleManagement delivered growth of 0.3% for the thirteen weeks ended October 1, 2017. This customer substantially insourced the recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States, commencing in the second quarter of fiscal 2016. Excluding this customer, revenue trends improved with modest increases in demand from existing and new customers supporting e-commerce.

PeopleScout revenue from services
PeopleScout revenue grew to $49 million for the thirteen weeks ended October 1, 2017, a 10.0% increase compared to the same period in the prior year. The increase was primarily driven by new client wins and expanding our scope of services with existing clients.

Gross profit

Total company gross profit as a percentage of revenue for the thirteen weeks ended October 1, 2017 was 26.0%, compared to 25.6% in the same period in the prior year. The increase was primarily due to favorable mix with less revenue from our former largest customer, which carries a lower gross margin than the blended average, and additional efficiency gains in the sourcing and recruiting activities of PeopleScout as growth has accelerated.

Selling, general and administrative

Total company selling, general and administrative ("SG&A") expense decreased by $3 million to $132 million for the thirteen weeks ended October 1, 2017, compared to the same period in the prior year. The prior year SG&A expense included approximately $3 million in costs incurred to exit the delivery business of our former largest customer and certain other realignment costs as well as incremental integration costs of $1 million to fully integrate the RPO business of Aon Hewitt into the PeopleScout service line. Excluding these costs, SG&A expense increased for the thirteen weeks ended October 1, 2017, compared to the same period in the prior year. The increase is due primarily to the hurricane related damage and costs to mobilize resources for increased demand for staffing services. Total company SG&A expense as a percentage of revenue increased to 19.9% for the thirteen weeks ended October 1, 2017, from 19.3% in the same period in the prior year, largely due to the decline in revenue outpacing the decline in expense. With the decline in revenues, we put in place cost control programs commencing in the prior year, which continued in the current year, and have reduced costs in line with our plans. We will continue to monitor and manage our SG&A costs.

Income from operations

Total company income from operations was $29 million, or 4.4% as a percent of revenue, for the thirteen weeks ended October 1, 2017, compared to $28 million, or 4.0% in the same period in the prior year. The prior year included a goodwill and intangible impairment charge of $4 million. Excluding the prior year impairment charge, income from operations as a percent of revenue was 4.6% or a decline of 0.2%. This decline was primarily due to the decline in revenue outpacing improved gross profit and the decline in SG&A expenses.

Net income

Net income was $21 million, or $0.51 per diluted share for the thirteen weeks ended October 1, 2017, compared to $23 million, or $0.56 per diluted share in the same period in the prior year. The decline was impacted by increased effective tax rate for the thirteen weeks ended October 1, 2017 as compared to the same period in the prior year. Our effective tax rate for the thirteen weeks ended October 1, 2017 was 27.0% compared to 12.9% in the same period in the prior year. A significant driver of fluctuations in our effective income tax rate is the Worker Opportunity Tax Credit ("WOTC") program. WOTC is designed to encourage employers to hire workers from certain disadvantaged targeted categories with higher unemployment rates. WOTC program benefits were higher than anticipated in the prior year due to additional credits from 2013 through 2015 wages.

Additional highlights

We believe we are taking the right steps to preserve our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of October 1, 2017, we had cash and cash equivalents of $35 million and $118 million available under the Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility ("Revolving Credit Facility") for total liquidity of $153 million.

During the thirteen weeks ended October 1, 2017, we repurchased the remaining $14 million available under our prior share repurchase program. The total shares repurchased under our prior repurchase program was 4.8 million shares at an average price

Page - 17

MANAGEMENT'S DISCUSSION AND ANALYSIS

per share of $15.52, which excludes commissions. On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. There have been no repurchases under this new program during the thirteen weeks ended October 1, 2017.
RESULTS OF OPERATIONS

Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages and per share amounts)	October 1, 2017	% of revenue	September 23, 2016	% of revenue	October 1, 2017	% of revenue	September 23, 2016	% of revenue
Revenue from services	$660,780		$697,097		$1,839,146		$2,015,689
Total revenue growth (decline) %	(5.2)%		1.9%		(8.8)%		6.9%

Gross profit	$172,019	26.0%	$178,395	25.6%	$466,728	25.4%	$498,831	24.7%
Selling, general and administrative expense	131,552	19.9%	134,679	19.3%	378,150	20.6%	401,090	19.9%
Depreciation and amortization	11,189	1.7%	11,690	1.7%	34,650	1.9%	34,673	1.7%
Goodwill and intangible asset impairment charge	—		4,275	0.6%	—		103,544	5.1%
Income (loss) from operations	29,278	4.4%	27,751	4.0%	53,928	2.9%	(40,476)	(2.0)%
Interest and other income (expense), net	(219)		(867)		10		(2,773)
Income (loss) before tax expense	29,059		26,884		53,938		(43,249)
Income tax expense (benefit)	7,838		3,455		14,909		(9,911)
Net income (loss)	$21,221	3.2%	$23,429	3.4%	$39,029	2.1%	$(33,338)	(1.7)%
Net income (loss) per diluted share	$0.51		$0.56		$0.94		$(0.80)

Revenue from services

Revenue from services by reportable segment was as follows:

	Thirteen weeks ended					Thirty-nine weeks ended
(in thousands, except percentages)	October 1, 2017	Decline %	Segment % of Total	September 23, 2016	Segment % of Total	October 1, 2017	Decline %	Segment % of Total	September 23, 2016	Segment % of Total
Revenue from services:
PeopleReady	$414,995	(4.8)%	62.8%	$435,783	62.5%	$1,118,331	(6.7)%	60.8%	$1,198,067	59.4%
PeopleManagement	196,835	(9.2)%	29.8%	216,834	31.1%	581,408	(14.8)%	31.6%	682,605	33.9%
PeopleScout	48,950	10.0%	7.4%	44,480	6.4%	139,407	3.3%	7.6%	135,017	6.7%
Total Company	$660,780	(5.2)%	100.0%	$697,097	100.0%	$1,839,146	(8.8)%	100.0%	$2,015,689	100.0%

Total company revenue declined to $661 million for the thirteen weeks ended October 1, 2017, a 5.2% decrease compared to the same period in the prior year. Total company revenue declined to $1.8 billion for the thirty-nine weeks ended October 1, 2017, an 8.8% decrease compared to the same period in the prior year. The decrease is primarily due to lower volumes for staffing services within our PeopleReady business and with our former largest customer, Amazon. Excluding this customer, total company revenue declined 2.4% for the thirteen weeks ended October 1, 2017 and 3.6% for the thirty-nine weeks ended October 1, 2017.

We saw improvement in our year-over-year monthly revenue trends for the thirteen weeks ended October 1, 2017. We exited the third quarter of fiscal 2017 with a year-over-year decline of 2.5% for the fiscal month of September 2017, as compared to exiting the second quarter of fiscal 2017 with a year-over-year decline of 8.7% for the fiscal month of June 2017. The improving monthly results were due to better underlying trends across all of our segments.

PeopleReady
PeopleReady revenue declined to $415 million for the thirteen weeks ended October 1, 2017, a 4.8% decrease compared to the same period in the prior year. Revenue declined to $1.1 billion for the thirty-nine weeks ended October 1, 2017, a 6.7% decrease compared to the same period in the prior year. The decline was primarily due to weakness in residential construction and manufacturing.

Page - 18

MANAGEMENT'S DISCUSSION AND ANALYSIS

However, this decline was partially offset by an increase in revenue of approximately 1% related to the recent hurricanes and improvements in our service-based, hospitality, and retail businesses.
We saw improvement to our year-over-year monthly revenue trends for the thirteen weeks ended October 1, 2017. We exited the third quarter of fiscal 2017 with a year-over-year decline of 1.0% for the fiscal month of September 2017, as compared to exiting the second quarter of fiscal 2017 with a year-over-year decline of 8.9% for the fiscal month of June 2017. The improving year-over-year monthly results were due to better underlying trends across all of the industries we serve, except manufacturing.

Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens, and our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions impact our revenue trends in the near term.

PeopleReady performance continues to be impacted by temporary disruptions from operational changes related to our consolidation of Labor Ready, CLP Resources, and Spartan Staffing into one specialized workforce solutions service in order to create a more seamless experience for our customers to access all of our blue-color contingent on-demand general and skilled labor service offerings. We are actively working to complete the transition.

PeopleManagement

PeopleManagement revenue declined to $197 million for the thirteen weeks ended October 1, 2017, a 9.2% decrease compared to the same period in the prior year. Revenue from our former largest customer declined by $20 million or 64.3% to $11 million for the thirteen weeks ended October 1, 2017, compared to the prior year period. Excluding this customer, PeopleManagement delivered growth of 0.3% for the thirteen weeks ended October 1, 2017. This customer substantially insourced the recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States, commencing in the second quarter of fiscal 2016. Excluding this customer, revenue trends improved with modest increases in demand from existing and new customers supporting e-commerce.

Revenue declined to $581 million for the thirty-nine weeks ended October 1, 2017, a 14.8% decrease compared to the same period in the prior year. Revenue from our former largest customer declined by $108 million, or 78.6% for the thirty-nine weeks ended October 1, 2017, compared to the prior year period. Excluding this customer, PeopleManagement delivered growth of 1.3% for the thirty-nine weeks ended October 1, 2017.

PeopleScout
PeopleScout revenue grew to $49 million for the thirteen weeks ended October 1, 2017, a 10.0% increase compared to the same period in the prior year. PeopleScout revenue grew to $139 million for the thirty-nine weeks ended October 1, 2017, a 3.3% increase compared to the same period in the prior year. The increase was primarily driven by new client wins and expanding our scope of services with existing clients.

Gross profit
Gross profit was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Gross profit	$172,019	$178,395	$466,728	$498,831
Percentage of revenue	26.0%	25.6%	25.4%	24.7%

Total company gross profit as a percentage of revenue for the thirteen weeks ended October 1, 2017 was 26.0%, compared to 25.6% in the same period in the prior year. The increase was primarily due to favorable mix with less revenue from our former largest customer, which carries a lower gross margin than the blended average, and additional efficiency gains in the sourcing and recruiting activities of PeopleScout as growth has accelerated.
Total company gross profit as a percentage of revenue for the thirty-nine weeks ended October 1, 2017 was 25.4%, compared to 24.7% in the same period in the prior year. The increase of 0.7% was primarily due to favorable mix with less revenue from our former largest customer, which carries a lower gross margin than the blended average, and additional efficiency gains in the sourcing and recruiting activities of PeopleScout as growth has accelerated.

Page - 19

MANAGEMENT'S DISCUSSION AND ANALYSIS

Selling, general and administrative expense
Selling, general and administrative ("SG&A") expense was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Selling, general and administrative expense	$131,552	$134,679	$378,150	$401,090
Percentage of revenue	19.9%	19.3%	20.6%	19.9%

Total company selling, general and administrative ("SG&A") expense decreased by $3 million to $132 million for the thirteen weeks ended October 1, 2017, compared to the same period in the prior year. The prior year SG&A expense included approximately $3 million in costs incurred to exit the delivery business of our former largest customer and certain other realignment costs as well as incremental integration costs of $1 million to fully integrate the RPO business of Aon Hewitt into the PeopleScout service line. Excluding these costs, SG&A increased for the thirteen weeks ended October 1, 2017, compared to the same period in the prior year. The increase is due primarily to hurricane related damage and costs to mobilize resources for increased demand for staffing services. Total company SG&A expense as a percentage of revenue increased to 19.9% for the thirteen weeks ended October 1, 2017, from 19.3% in the same period in the prior year, largely due to the decline in revenue outpacing the decline in expense. With the decline in revenues, we put in place cost control programs commencing in the prior year, which continued in the current year, and have reduced costs in line with our plans. We will continue to monitor and manage our SG&A costs.

Total company SG&A expense decreased by $23 million to $378 million for the thirty-nine weeks ended October 1, 2017, compared to the same period in the prior year due to continued progress in managing costs. Total company SG&A expense as a percentage of revenue increased to 20.6% for the thirty-nine weeks ended October 1, 2017, from 19.9% in the same period in the prior year. The rate at which revenue declines outpaced the decline in operating expenses has slowed with the success of our cost reduction programs.

Goodwill and Intangible Asset Impairment Charge
Goodwill and intangible asset impairment charge was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Goodwill and intangible asset impairment charge	$—	$4,275	$—	$103,544
Percentage of revenue		0.6%		5.1%

The goodwill and intangible asset impairment charge in the prior year was primarily driven by a change in the scope of services with our former largest customer and other changes in our outlook reflecting changes to economic and industry conditions.

Depreciation and amortization
Depreciation and amortization was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Depreciation and amortization	$11,189	$11,690	$34,650	$34,673
Percentage of revenue	1.7%	1.7%	1.9%	1.7%
Increased depreciation due to investments designed to further improve our efficiency and effectiveness in recruiting and retaining our contingent workers, and attracting and retaining customers was partially offset by a decline in amortization for the thirteen and thirty-nine weeks ended October 1, 2017, respectively, due to the intangible asset impairment in the prior year.

Page - 20

MANAGEMENT'S DISCUSSION AND ANALYSIS

Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Income tax expense (benefit)	$7,838	$3,455	$14,909	$(9,911)
Effective income tax rate	27.0%	12.9%	27.6%	22.9%

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

Our effective tax rate for the thirty-nine weeks ended October 1, 2017 and September 23, 2016 was 27.6% and 22.9%, respectively. We recognized discrete tax benefits from prior year(s) hiring credits of $0.9 million for the thirty-nine weeks ended October 1, 2017, compared to $5.6 million for the same period in the prior year.

Changes to our effective tax rate as a result of hiring credits, impairment, and share based compensation were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Effective income tax rate without adjustments below	38.6%	39.0%	39.2%	41.3%
Hiring credits estimate from current year wages	(10.2)	(14.0)	(10.2)	(14.0)
Additional hiring credits from prior year wages	(1.4)	(12.1)	(1.7)	(9.9)
Tax effect of share based compensation	—	—	0.3	—
Goodwill and intangible asset impairment impact	—	—	—	5.5
Effective income tax rate	27.0%	12.9%	27.6%	22.9%
Segment performance
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

A primary measure of segment performance, evaluated by our chief operating decision maker, to determine resource allocation and assess performance is segment earnings before interest, taxes, depreciation and amortization (“Segment EBITDA”). Segment EBITDA includes net sales to third parties, related cost of sales, selling, general and administrative expenses, and goodwill and intangible impairment charges directly attributable to the reportable segment together with certain allocated corporate general and administrative expenses. Segment EBITDA excludes unallocated corporate general and administrative expenses. See Note 9: Segment

Page - 21

MANAGEMENT'S DISCUSSION AND ANALYSIS

Information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our service lines and reportable segments, as well as a reconciliation of Segment EBITDA to income (loss) before tax expense.

Segment EBITDA should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) in the Consolidated Statements of Operations in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.

PeopleReady segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except for percentages)	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Revenue from services	$414,995	$435,783	$1,118,331	$1,198,067
Segment EBITDA	28,572	34,100	57,448	75,198
Percentage of revenue	6.9%	7.8%	5.1%	6.3%

PeopleReady Segment EBITDA decreased to $29 million, or 6.9% of revenue for the thirteen weeks ended October 1, 2017, compared to $34 million, or 7.8% of revenue in the same period in the prior year. PeopleReady Segment EBITDA decreased to $57 million, or 5.1% of revenue for the thirty-nine weeks ended October 1, 2017, compared to $75 million, or 6.3% of revenue in the same period in the prior year. The revenue decline outpaced the cost control programs primarily due to the de-leveraging effect associated with the fixed costs in a branch network. Through disciplined pricing, we have passed through our normal mark-up on the increased costs for minimum wages, payroll taxes and benefits together with higher contingent worker wages in a tightening labor market. With the decline in revenue, we put in place cost control programs commencing in the prior year, which continue in the current year, and have reduced SG&A costs in line with our plans. We will continue to monitor and manage our SG&A costs.

PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except for percentages)	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Revenue from services	$196,835	$216,834	$581,408	$682,605
Segment EBITDA	6,940	3,520	18,759	(70,218)
Percentage of revenue	3.5%	1.6%	3.2%	(10.3)%

PeopleManagement Segment EBITDA increased to $7 million, or 3.5% of revenue for the thirteen weeks ended October 1, 2017, compared to $4 million, or 1.6% of revenue in the same period in the prior year primarily due to a more favorable mix of less revenue from our former largest customer, which carried a lower gross margin than our blended average, and the results of a cost reduction program. Revenue from our former largest customer declined by $20 million, or 64.3% to $11 million for the thirteen weeks ended October 1, 2017, from the same period in the prior year.

PeopleManagement Segment EBITDA increased to $19 million, or 3.2% of revenue for the thirty-nine weeks ended October 1, 2017, compared to a loss of $70 million, or 10.3% of revenue in the same period in the prior year. The loss of $70 million for the thirty-nine weeks ended September 23, 2016 included a goodwill and intangible asset impairment charge of $84 million primarily driven by a change in the scope of services with our former largest customer. Excluding the goodwill and intangible asset impairment charge, Segment EBITDA as a percentage of revenue improved by 1.2% for the thirty-nine weeks ended September 23, 2016. This improvement in Segment EBITDA as a percent of revenue was primarily due to a more favorable mix of less revenue from our former largest customer which carried a lower gross margin than our blended average, and the results of a cost reduction program. Revenue from our former largest customer declined by $108 million, or 78.6% to $29 million for the thirty-nine weeks ended October 1, 2017, from the same period in the prior year.

PeopleScout segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except for percentages)	October 1, 2017	September 23, 2016	October 1, 2017	September 23, 2016
Revenue from services	$48,950	$44,480	$139,407	$135,017
Segment EBITDA	10,277	8,358	29,071	12,527
Percentage of revenue	21.0%	18.8%	20.9%	9.3%

Page - 22

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleScout Segment EBITDA increased to $10 million, or 21.0% of revenue for the thirteen weeks ended October 1, 2017, compared to $8 million, or 18.8% of revenue for the same period in the prior year. The improved performance is due primarily to new client wins and expanding the scope of services with existing clients together with efficiency gains in the sourcing and recruiting activities.

PeopleScout Segment EBITDA grew to $29 million, or 20.9% of revenue for the thirty-nine weeks ended October 1, 2017, compared to $13 million, or 9.3% of revenue for the same period in the prior year. The increases were primarily due to the goodwill and intangible asset impairment charge of $15 million in the prior period. Excluding the goodwill and intangible asset impairment charge, Segment EBITDA as a percentage of revenue was 20.5% for the thirty-nine weeks ended September 23, 2016. The improved performance is due primarily to new client wins and expanding the scope of services with existing clients together with efficiency gains in the sourcing and recruiting activities.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for the remainder of fiscal 2017. These expectations are subject to revision as our business changes with the overall economy.

•
Revenue has declined during the first three quarters of 2017 primarily due to the decrease in revenue from our former largest customer and weakness in the residential construction, manufacturing, and various other service industries in many of the geographies we serve. Within our staffing businesses, wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates to compensate for the higher wages, payroll burdens, and our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions impact our revenue trends in the near term. Additionally, we implemented cost reduction programs in the prior year which we continued in the current year to address revenue declines and preserve operating margin without sacrificing strategic initiatives to drive future growth. We will continue to monitor and manage our SG&A costs.

•
We have re-aligned our business around three distinct segments: PeopleReady, PeopleManagement, and PeopleScout. By simplifying our specialized service offerings and clarifying our branding structure, we have laid the foundation for expanding our cross-selling efforts. PeopleReady performance continues to be impacted by temporary disruptions from operational changes related to our consolidation of Labor Ready, CLP Resources, and Spartan Staffing into one specialized workforce solutions service in order to create a more seamless experience for our customers to access all of our blue-color contingent on-demand general and skilled labor service offerings. We are actively working to complete the transition. We are also sharpening our focus on strategic accounts, developing comprehensive account plans, and building institutional capacity to ingrain cross-selling as part of the TrueBlue culture. These efforts are well underway and we believe will drive favorable results.

•
Our productivity based solutions within our PeopleManagement segment specialize in exclusive recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. This business model is based on a productivity-based pricing model where the customer outsources a complete work cell to us and through a combination of process redesign and best practices, we increase the efficiency of a customer’s contingent workforce and align the cost of the workforce with the level of demand within a customer’s business. We believe this adds an appealing solution to certain parts of our existing on-premise business as well as opportunities in the broader marketplace. We believe that productivity based solutions will continue to deliver growth with its compelling value proposition.

•
PeopleScout is a recognized industry leader of RPO services, which are in the early stages of their adoption cycles. We expect continued organic growth with a differentiated service that leverages innovative technology for high-volume, scalable sourcing and dedicated client service teams for connecting the best talent to work opportunity, reducing the cost of hiring, and delivering a better outcome for the client. Additionally, we are focused on growth through the disciplined pursuit of international acquisitions to improve win rates on multi-continent deals.

•
We are committed to technology innovation that makes it easier for our customers to do business with us and easier to connect people with work. We continue making investments in our online tools and our mobile application ("JobStack") to improve access, speed, and ease of connecting our customers and workers. We began the rollout of the JobStack worker application ("app") earlier this year. The worker functionality is now live in approximately 450 branches, or about 70% of our overall PeopleReady branch network. We began piloting the onboarding of clients to the JobStack client app at the end of Q2 2017 and are receiving positive feedback. We expect JobStack will increase the competitive differentiation of our services, expand our reach into new demographics, improve both service delivery and work-order fill rates, and ultimately reduce our dependence on local branches to find temporary workers and connect them with work.

Page - 23

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY

Cash flows from operating activities
Our cash flows from operating activities were as follows:

	Thirty-nine weeks ended
(in thousands)	October 1, 2017	September 23, 2016
Net income (loss)	$39,029	$(33,338)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	34,650	34,673
Goodwill and intangible asset impairment charge	—	103,544
Provision for doubtful accounts	6,321	6,361
Stock-based compensation	6,161	7,443
Deferred income taxes	4,890	(23,874)
Other operating activities	2,563	5,603
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(34,198)	102,722
Income tax receivable	12,788	4,018
Accounts payable and other accrued expenses	(784)	(3,764)
Accrued wages and benefits	(176)	(3,254)
Workers' compensation claims reserve	1,985	11,938
Other assets and liabilities	7,392	1,177
Net cash provided by operating activities	$80,621	$213,249
Net cash provided by operating activities was $81 million for the thirty-nine weeks ended October 1, 2017, compared to $213 million for the same period in the prior year.

•
The goodwill and intangible asset impairment charge of $104 million in the prior year was primarily driven by a change in the scope of services with our former largest customer and the impact of other changes in outlook reflecting changes to economic and industry conditions which lowered future expectations. In addition, it includes a $4.3 million trade name impairment charge in connection with the consolidation of our retail branch network under a common brand name.

•	The change to deferred income taxes is due primarily to the goodwill and intangible asset impairment charge in the comparable period in the prior year.

•
Accounts receivable followed normal season patterns through the third quarter of 2017 by increasing from the beginning of the year. Our business experiences seasonal fluctuations. Demand for our PeopleReady services is higher during the second and third quarters of the year with demand peaking in the third quarter. In addition, days sales outstanding increased due to revenue mix and slowed collections. Accounts receivable for the comparable prior year period declined primarily due to a decline in revenue and associated receivables from our former largest customer. The record fourth quarter of fiscal 2015 and seasonal de-leveraging that followed was in large part due to this customer who substantially insourced their recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States commencing in the second quarter of fiscal 2016. Revenues from our former largest customer declined by $140 million between the fourth quarter of fiscal 2015 and the third quarter of fiscal 2016. Revenues from our former largest customer declined by $22 million between the fourth quarter of fiscal 2016 and the third quarter of fiscal 2017.

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

Page - 24

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Cash flows from investing activities
Our cash flows from investing activities were as follows:

	Thirty-nine weeks ended
(in thousands)	October 1, 2017	September 23, 2016
Capital expenditures	$(16,303)	$(17,766)
Acquisition of business, net of cash acquired	—	(71,863)
Change in restricted cash and investments	(12,350)	(22,935)
Net cash used in investing activities	$(28,653)	$(112,564)
Net cash used in investing activities was $29 million for the thirty-nine weeks ended October 1, 2017, compared to $113 million for the same period in the prior year.

•	Cash used in investing activities of $72 million for the thirty-nine weeks ended September 23, 2016, was for the acquisition of the RPO business of Aon Hewitt, effective January 4, 2016.

•
Restricted cash and investments consists primarily of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs. The change in cash used in investing activities was primarily due to a decrease in collateral requirements paid to our workers’ compensation insurance providers due to a decline in contingent labor services, as well as the timing of collateral payments.

Cash flows from financing activities

Our cash flows from financing activities were as follows:

	Thirty-nine weeks ended
(in thousands)	October 1, 2017	September 23, 2016
Purchases and retirement of common stock	$(29,371)	$—
Net proceeds from stock option exercises and employee stock purchase plans	1,179	1,183
Common stock repurchases for taxes upon vesting of restricted stock	(2,956)	(2,692)
Net change in Revolving Credit Facility	(1,099)	(104,586)
Payments on debt and other liabilities	(1,700)	(1,700)
Payment of contingent consideration at acquisition date fair value	(18,300)	—
Other	—	20
Net cash used in financing activities	$(52,247)	$(107,775)

Net cash used in financing activities was $52 million for the thirty-nine weeks ended October 1, 2017, compared to $108 million for the same period in the prior year

•
Purchases and retirement of common stock totaled $29 million under our prior share repurchase program during the thirty-nine weeks ended October 1, 2017. On September 15, 2017, our Board of Directors authorized a new $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. There have been no repurchases under this new program through the period ending October 1, 2017.

•
Payment of $23 million related to contingent consideration during the thirty-nine weeks ended October 1, 2017 was made in connection with the acquisition of SIMOS. The total contingent consideration payment included $18 million related to the final purchase price fair value, which is reflected in cash flows used in financing activities. The remaining balance of $4 million is recognized in cash flows used in operating activities as a decrease in Other assets and liabilities.

Page - 25

MANAGEMENT'S DISCUSSION AND ANALYSIS

•	The net change in the Revolving Credit Facility in the prior year is due to repayments.

Future outlook

Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300 million expires on June 30, 2019. The Revolving Credit Facility is an asset backed facility, which is secured by a pledge of substantially all of the assets of TrueBlue, Inc. and material U.S. domestic subsidiaries. The additional amount available to borrow at October 1, 2017 was $118 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

•	We had cash and cash equivalents of $35 million at October 1, 2017.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At October 1, 2017, we had restricted cash and investments totaling $244 million.

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
CAPITAL RESOURCES

Revolving credit facility

Effective June 30, 2014, we entered into a Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility of $300 million with Bank of America, N.A., Wells Fargo Bank, National Association, HSBC and PNC Capital Markets LLC ("Revolving Credit Facility"). The Revolving Credit Facility, which matures June 30, 2019, amended and restated our previous credit facility. The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building.The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and certain other reserves, if deemed applicable. The additional amount available to borrow at October 1, 2017 was $118 million. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Restricted cash and investments

Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At October 1, 2017, we had restricted cash and investments totaling $244 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon ("Trust"). See Note 3: Restricted Cash and Investments, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our restricted cash and investments.
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

Page - 26

MANAGEMENT'S DISCUSSION AND ANALYSIS

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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	October 1, 2017	January 1, 2017
Cash collateral held by workers’ compensation insurance carriers	$28,343	$28,066
Cash and cash equivalents held in Trust	30,666	32,841
Investments held in Trust	163,270	146,517
Letters of credit (1)	7,748	7,982
Surety bonds (2)	19,524	20,440
Total collateral commitments	$249,551	$235,846

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers’ compensation reserve

The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	October 1, 2017	January 1, 2017
Total workers’ compensation reserve	$279,335	$277,351
Add back discount on workers’ compensation reserve (1)	16,634	14,818
Less excess claims reserve (2)	(50,655)	(52,930)
Reimbursable payments to insurance provider (3)	14,736	10,193
Less portion of workers’ compensation not requiring collateral (4)	(10,499)	(13,586)
Total collateral commitments	$249,551	$235,846

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

(2)
Excess claims reserve includes the estimated obligation for claims above our deductible limits. These are the responsibility of the insurance carriers against which there are no collateral requirements.

Page - 27

MANAGEMENT'S DISCUSSION AND ANALYSIS

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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At October 1, 2017, the weighted average discount rate was 1.6%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At October 1, 2017, the weighted average rate was 2.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $51 million and $53 million as of October 1, 2017 and January 1, 2017, respectively.

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

Page - 28

MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. The following has been updated to reflect the results of our annual goodwill and indefinite-lived intangible asset impairment analysis.

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

Goodwill

We test for goodwill impairment at the reporting unit level. We consider our service lines to be our reporting units for goodwill impairment testing. Our service lines are PeopleReady, PlaneTechs, Centerline Drivers, Staff Management, SIMOS, PeopleScout, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.

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
Based on our test performed as of the first day of our second quarter of fiscal 2017, all reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, no impairment loss was recognized. Based on our test performed in the prior year, we recorded a goodwill impairment charge of $66 million for the thirty-nine weeks ended September 23, 2016.

Indefinite-lived intangible assets

We have indefinite-lived intangible assets related to our Staff Management and PeopleScout trade names. We test our trade names annually for impairment, and when indicators of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates, and appropriate discount rates.

We performed our annual indefinite-lived intangible asset impairment test as of the first day of our second quarter of fiscal 2017 and determined that the estimated fair values exceeded the carrying amounts for both of our indefinite-lived trade names. Accordingly, no impairment loss was recognized. Based on our test performed in the prior year, we recorded an impairment charge of $5 million for the thirty-nine weeks ended September 23, 2016.

Page - 29

MANAGEMENT'S DISCUSSION AND ANALYSIS

Acquired intangible assets and other long-lived assets

We generally record acquired intangible assets that have finite useful lives, such as customer relationships, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques. Based on our review in the prior year, we recorded an impairment to our acquired trade names/trademarks intangible assets of $4 million during the thirteen weeks ended September 23, 2016, and also recorded an impairment to our customer relationships intangible assets of $29 million during the first half of 2016.
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

During the third quarter of fiscal 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of October 1, 2017.

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
We offer our temporary workers in the United States government mandated health insurance in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). Because the final requirements, regulations, and interpretations of the ACA may change, the ultimate financial effect of the ACA is not yet known, and changes in these requirements and interpretations could increase or change our costs. In addition, because of the uncertainty surrounding a potential repeal or replacement of the ACA, we cannot predict with any certainty the likely impact of the ACA’s repeal or the adoption of any other health care reform legislation on our financial condition or operating results. Whether or not there is a change in health care legislation in the U.S., there is likely to be significant disruption to the health care

Page - 31

market in the future, and the costs of our health care expenditures may increase. If we are unable to comply with changes to the ACA, or any future health care legislation in the U.S., or sufficiently raise the rates we charge our customers to cover any additional costs, such increases in costs could materially harm our business.
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

Page - 32

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
The efficient operation of our business is dependent on our management information systems. We rely heavily on proprietary and third-party management information systems, mobile device technology and related services, and other technology which may not yield the intended results. Our systems may experience problems with functionality and associated delays. The failure of our systems to perform as anticipated could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially. We occasionally modify, retire, and change our systems, and these transitions can be disruptive, causing our business and results of operations to suffer materially. Our primary computer systems, headquarters, support facilities, and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, employee errors, security breaches, natural disasters, and catastrophic events. Failure of our systems or facilities may require significant additional capital and management resources to resolve, causing material harm to our business.
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

Page - 33

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
We are subject to federal taxes and a multitude of state and local taxes in the United States and taxes in foreign jurisdictions. We face uncertainty surrounding any potential reform of the U.S. tax code or a reduction in tax credits which we utilize, and we cannot predict with any certainty the likely impact of such a reform on our financial condition or operating results. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
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

Page - 34

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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended October 1, 2017.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
07/03/2017 through 07/30/2017	79	$27.90	—	$13.9 million
07/31/2017 through 09/03/2017	1,598	$22.20	444,440	$5.0 million
09/04/2017 through 10/01/2017	2,179	$20.55	237,413	$100.0 million
Total	3,856	$21.38	681,853

(1)
During the thirty-nine weeks ended October 1, 2017, we purchased 3,856 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock awards and performance share units. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for the shares repurchased under our prior share repurchase program during the period was $20.30.

(4)
In September 2017, we repurchased the remaining $13.9 million available under our $75.0 million share repurchase program. On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. There have been no repurchases under this new program during the thirteen weeks ended October 1, 2017.

Item 5.	OTHER INFORMATION

Amendments to Articles of Incorporation or Bylaws

On October 30, 2017, the Board of Directors (the “Board”) of TrueBlue, Inc. (the “Company”) adopted Amended and Restated Bylaws (the “Bylaws”) of the Company. The Bylaws were effective immediately and amend the Company’s preexisting bylaws to, among other things:

•	clarify the Board’s right to postpone, reschedule or cancel previously scheduled annual meetings of shareholders;

•	provide for additional disclosure and other requirements for advance notices of director nominations and shareholder proposals;

•	specify the powers of the chairman of a shareholder meeting over the conduct of such meeting;

•	specify the requirements for written and electronic notice under the Bylaws.

The foregoing description of the Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Bylaws, a copy of which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Page - 35

Item 6	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith
3.4	Amended and Restated Company Bylaws.	X

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1
Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Page - 36

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Steven C. Cooper	10/30/2017
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	10/30/2017
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	10/30/2017
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 37