Form 10-K
period 2017-12-31
TrueBlue, Inc.
filed 2018-02-26
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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
Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 2, 2017, the aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant was approximately $1.1 billion.
As of February 1, 2018, there were 41,089,329 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 9, 2018, which will be filed no later than 120 days after the end of the fiscal year to which this report relates.

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
OUR COMPANY
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help customers create growth, improve efficiency and increase reliability. We connected approximately 740,000 people with work during fiscal 2017, and served approximately 108,000 customers in a wide variety of industries through our staffing, on-site workforce management and recruitment process outsourcing services. We are headquartered in Tacoma, Washington.
We began operations in 1989, specializing in on-demand, general labor staffing services with the objective of providing customers with talent and flexible workforce solutions to enhance the performance of their businesses. We expanded our on-demand, general labor staffing services through organic geographic expansion throughout the United States, Canada and Puerto Rico. Commencing in 2004, we began expanding through acquisitions to provide a full range of blue-collar staffing solutions, and to help our customers be more productive with a reliable contingent labor workforce and rapidly respond to changing business needs. Additionally, in 2014, we further expanded through acquisition to provide a full range of workforce solutions, which added on-premise contingent blue-collar staffing (we expanded this service offering with the acquisition of SIMOS in 2015), complementary outsourced service offerings in permanent employment recruitment process outsourcing (which was further strengthened by an additional acquisition in 2016), and a management service provider business, which provides customers with outsourced management of their contingent labor vendors.
BUSINESS OVERVIEW
We report our business as three distinct reportable segments described below and in Note 16: Segment Information, to our Consolidated Financial Statements found in Part II, Item 8 of this Annual Report on Form 10-K.
PeopleReady
PeopleReady provides access to reliable workers in the United States, Canada and Puerto Rico through a wide range of staffing solutions for blue-collar, contingent on-demand general and skilled labor. PeopleReady connects people to work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, hospitality, general labor, and others.
PeopleReady helped approximately 107,000 customers in fiscal 2017 to be more productive by providing easy access to dependable, blue-collar contingent labor. Through our PeopleReady service line, we connected approximately 352,000 people with work in fiscal 2017. We have a network of 623 branches across all 50 states, Canada and Puerto Rico.
PeopleManagement
PeopleManagement provides contingent labor and outsourced industrial workforce solutions. In comparison with PeopleReady, services are larger in scale, longer in duration, and provided on-premise at the customer’s facility.

Page - 5

We use the following distinct brands to market our PeopleManagement contingent workforce solutions:

•
Staff Management | SMX specializes in exclusive outsourced recruitment and on-premise management of a facility’s contingent industrial workforce. On-premise staffing is large-scale sourcing, screening, recruiting and management of the contingent workforce at a customer’s facility in order to achieve faster hiring, lower total cost of workforce, increased safety and compliance, improved retention, greater volume flexibility, and enhanced strategic decision-making through robust reporting and analytics;

•
SIMOS Insourcing Solutions (“SIMOS”) specializes in exclusive outsourced recruitment and on-premise management of the entire warehouse operations or parts of warehouse operations in order to reduce costs and improve performance. SIMOS systematically analyzes and improves business processes in a customer’s facilities and manages the contingent workforce with incentives to drive performance improvements in cost, quality and on-time delivery. Internet sales have fundamentally changed the nature of retail supply chain. The retail market as a whole has moved significantly from conventional retail stores to growing demand for e-commerce, selling directly to its customers. These changes have driven extreme peak seasonal volumes, small number of pieces per order, intense pressure for fast delivery, and an increase of consumer product returns. We provide scalable solutions to meet the pick and pack and shipping requirements in labor intensive e-commerce warehouses. Our unique productivity model incorporates fixed price-per-unit solutions to drive client value. Additionally, our continuous analysis and improvement of processes and incentive pay drives workforce efficiency, reduces costs, lowers risk of injury and damage, and improves productivity and service levels;

•
Centerline Drivers (“Centerline”) specializes in providing dedicated and temporary truck drivers to the transportation and distribution industries. Centerline delivers compliant drivers specifically matched to each customer’s needs, allowing them to improve productivity, control costs and deliver improved service; and

•
PlaneTechs specializes in providing temporary skilled mechanics and technicians to aircraft maintenance, repair, overhaul and manufacturing companies in the commercial, government services and business aviation sectors.

PeopleManagement helped approximately 1,000 customers in 2017 to be more productive by providing easy access to dependable blue-collar contingent workforce solutions. Through our PeopleManagement service line, we connected approximately 91,000 people with work in fiscal 2017. We have over 251 locations at customers’ facilities.
PeopleScout
PeopleScout provides permanent employee recruitment process outsourcing (“RPO”) for our customers. Our RPO solution serves all major industries and job types. Our RPO solution delivers improved talent quality, faster hiring, increased scalability, reduced turnover, lower cost of recruitment, greater flexibility, and increased compliance. We leverage our proprietary candidate applicant tracking system, along with dedicated service delivery teams to work as an integrated partner with our customers in providing end-to-end talent acquisition services from sourcing candidates through onboarding employees. Our solution is highly scalable and flexible, allowing for outsourcing of all or a subset of skill categories across a series of recruitment processes and onboarding steps. Customer contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire. Volume, job type, degree of recruiting difficulty, and number of recruiting process steps from sourcing to onboarding factor into pricing.
PeopleScout also includes our managed service provider (“MSP”) business which manages our customers’ contingent labor programs including vendor selection, performance management, compliance monitoring and risk management. As the customer’s exclusive MSP, we have dedicated service delivery teams which work as an integrated partner with our customer to increase the productivity of their contingent labor.
In fiscal 2017, PeopleScout connected approximately 297,000 individuals with work for approximately 200 customers.
INDUSTRY AND MARKET DYNAMICS
The staffing industry, which includes our PeopleReady and PeopleManagement services, supplies contingent workforce solutions to minimize the cost and effort of hiring and managing permanent employees. This allows for rapid response to changes in business conditions through the ability to replace absent employees, fill new positions, and convert fixed or permanent labor costs to variable costs. Staffing companies act as intermediaries in matching available temporary workers to employer work assignments. The work assignments vary widely in duration, level of skill, and required experience. The staffing industry is large and highly fragmented with many competing companies. No single company has a dominant share of the industry. Staffing companies compete both to recruit and retain a supply of temporary workers, and to attract and retain customers who will employ these workers. Customer demand for contingent staffing services is dependent on the overall strength of the economy and workforce flexibility trends. This creates volatility for the staffing industry based on overall economic conditions. Historically, in periods of economic growth, the

Page - 6

number of companies providing contingent workforce solutions has increased due to low barriers to entry whereas during recessionary periods, the number of companies has decreased through consolidation, bankruptcies, or other events.
Our solutions address the following key trends contributing to anticipated staffing growth:

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

•
Worker preferences and access to talent: Workers are demanding more flexibility in how, when and where they work as well as access to contingent work opportunities through mobile technology. Baby boomers are leaving the workforce and leaving a talent shortage in what have traditionally been blue-collar trades. The remaining workers are in greater demand and have more power to find the employment situation they want or stay busy working on a contingent basis.

The human resource outsourcing industry involves transitioning various functions handled by internal human resources and labor procurement to outside service providers on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, a tightening recruitment market, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers. The human resource outsourcing industry includes RPO and MSP solutions which allow customers to more effectively find and engage high-quality talent, leverage talent acquisition technology, and scale their talent acquisition function to keep pace with changing business needs. PeopleScout is a leader in RPO and MSP services, which are in the early stages of their adoption cycles, and therefore, we believe they continue to have significant growth potential.
Our solutions address the following key trends contributing to anticipated RPO growth:

•
Talent access and engagement: As the competition for talent, shortage of skilled workers, and changes in worker demographics continue to increase, customers are relying on RPO providers to seamlessly blend talent acquisition processes and technology to more effectively access, identify and engage the best talent. RPO providers bring experience building talent communities, meeting candidates where they are, leveraging innovative talent technology, and facilitating effective recruitment marketing and candidate communication strategies.

•
Leveraging talent acquisition technology: Automation, artificial intelligence and machine learning are transforming talent acquisition and the fragmented talent technology ecosystem is becoming more crowded, with significant investments flowing in and new technology coming online rapidly. RPO providers are continuously identifying, evaluating and investing in new technology to leverage as part of their talent technology stack to best meet today’s candidate’s expectations of a personalized, mobile-optimized and efficient hiring process. RPO providers are uniquely positioned to successfully integrate and deploy new talent technology based on the volume of candidate engagements they manage and their understanding of the talent landscape, thereby reducing the investments required to be made by customers.

•
Scalability: RPO providers can add significant scalability to a company’s recruiting and hiring efforts, including accommodating seasonal, project or peak hiring needs without sacrificing quality. Providers also help customers increase efficiency and drive better performance by standardizing processes and reducing time to fill and onboard the best fit talent into a customer’s organization, and enabling customers to focus on their core business.

Our solutions address the following key trends contributing to anticipated MSP growth:

•
Vendor consolidation and cost savings: As an organization’s spend on contingent workforce rises, it becomes increasingly interested in reducing the administrative burden of managing multiple outside vendors, having consistency among contractors and processes, and maintaining robust performance tracking and analytics. Vendor consolidation can achieve significant efficiencies through enhanced scale and cost advantages such as single point of contact, standardized contracts, and consolidated invoicing and reporting.

•
Access to talent: An MSP solution allows a company access to a large variety of staffing vendors with the efficiency of working with one supplier. An MSP can access numerous vendors to find the best talent at the best price more quickly, thereby delivering a better outcome for the customer.

•
Compliance pressure: Demand for temporary employee sourcing and workforce vendor management solutions is driven by increasing work eligibility legislation and compliance monitoring to ensure correct worker classification in order to properly

Page - 7

address tax withholding, overtime, Social Security, unemployment and health care obligations to avoid government penalties and lawsuits.
BUSINESS STRATEGY
Market leadership through organic growth of our specialized workforce solutions.
Our customers have a variety of challenges in running their businesses, many of which are unique to the industries in which they operate, their competitive pressures, and business performance. We are industry leaders dedicated to staffing solutions tailored to our customers’ needs and the industries in which they operate. Our differentiated solutions keep pace with their changing needs and are as follows:

•
We will continue to evaluate opportunities to expand our market presence for specialized blue-collar staffing services and expand our geographical reach through new physical locations, expand use of existing locations to provide the full range of blue-collar staffing services, and dispatch of our temporary workers to areas without branches. Continued investment in specialized sales, recruiting and service expertise will create a more seamless experience for our customers to access all of our services with more comprehensive solutions to enhance their performance and our growth. Our service lines offer complementary workforce solutions with unique value propositions to meet our customers’ demand for talent.

•
We will continue to invest in technology that increases our ability to attract more customers and employees as well as reduce the cost of delivering our services. We are committed to leveraging technology to improve the temporary worker and customer experience. Our technological innovation makes it easier for our customers to do business with us and easier to connect workers to work opportunities. We are making significant investments in online and mobile applications to improve the access, speed and ease of connecting our customers with both high-quality temporary and permanent employee workforce solutions.

◦
We introduced our mobile application, JobStackTM, and completed the roll out to our temporary workers in 2017. We expect to fully roll out JobStackTM to our customers in 2018. This will create a virtual exchange between our workers and customers, which will allow our branch resources to expand their recruiting and sales efforts and service delivery. We expect JobStackTM will increase the competitive differentiation of our services, expand our reach into new demographics, and improve both service delivery and work-order fill rates.

◦
We introduced a mobile-first, cloud-based proprietary platform, AffinixTM, in 2017 that creates a consumer-like candidate experience and streamlines the sourcing process within PeopleScout’s talent solutions. AffinixTM delivers speed and scalability while leveraging artificial intelligence, recruitment marketing, machine learning, predictive analytics and other emerging technology with one-point applicant tracking system and vendor management system integration and single sign-on. Currently, AffinixTM is available exclusively to PeopleScout customers and is continuously evolving to make the end-to-end process seamless for the candidate.

•
We are well positioned for growth by providing customers with the talent and flexible workforce solutions they need to enhance business performance. Our customers utilize our workforce solutions to improve the performance of their businesses. With growing demand for improved productivity and accessing temporary workers, our customers are looking for a full range of workforce services.

•
We are recognized as an industry leader for RPO services. The RPO industry is in the early stages of its adoption cycle, and therefore, we believe it has significant growth potential. The success of early adopters is generating greater opportunity to expand our service offering. We have a differentiated service that leverages innovative technology for high-volume sourcing and dedicated client service teams for connecting people to opportunities. We have a track record of helping our customers reduce the cost of hiring, add significant scalability to recruiting and hiring, and access numerous sources to prospect for the best talent quickly, thereby delivering a better outcome for the customer. Companies are facing rapidly changing employment demographics, shortage of talent, and dynamic changes to how people connect to work opportunities. Our solution addresses these growing challenges.

•
Our MSP solution is focused on domestic middle-market companies with a growing dependence on contingent labor. We believe that we are uniquely positioned to supply blue-collar temporary workers to our customers and, with our MSP solution, manage the full range of their contingent labor needs.

Growth through strategic acquisitions.
Strategic acquisitions continue to be a key growth strategy with a focus on globalizing our RPO services. We believe we have a core competence in assessing, valuing and integrating acquisitions culminating in higher shareholder returns. We are excited about the future of the staffing industry and human resource outsourcing and believe we can continue to create shareholder value through

Page - 8

acquisitions, which expand our workforce solutions in high-growth markets, enhance our use of technology to better serve our customers, and increase our own efficiency.
CUSTOMERS
Our customers range from small and medium-sized businesses to Fortune 100 companies.
During fiscal 2017, we served approximately 108,000 customers in industries including construction, energy, manufacturing, warehousing and distribution, waste and recycling, transportation, aviation, hospitality, general labor, and many more. Our ten largest customers accounted for 17.6% of total revenue for fiscal 2017, 19.9% for fiscal 2016 and 25.5% for fiscal 2015. Our single largest customer for fiscal 2017 accounted for less than 3.0% of total company revenue.
No single customer represented more than 10.0% of total company revenue for fiscal 2017 or 2016. One customer, Amazon, Inc. (“Amazon”), represented 13.1% of total company revenue for fiscal 2015. Amazon represented 2.2% and 6.2% for fiscal 2017 and 2016, respectively.
EMPLOYEES
As of December 31, 2017, we employed approximately 5,500 full-time equivalent employees.
TEMPORARY WORKERS
Our PeopleReady and PeopleManagement services placed approximately 443,000 temporary workers on assignments with our customers during fiscal 2017. We recruit temporary workers daily so that we can be responsive to the planned and unplanned needs of the customers we serve. We attract our pool of temporary workers through our proprietary mobile applications, online resources, extensive internal databases, advertising, job fairs and various other methods. We identify the skills, knowledge, abilities and personal characteristics of a temporary worker and match their competencies and capabilities to a customer’s requirements. This enables our customers to obtain immediate value by placing a highly productive employee on the job site. We use a variety of proprietary programs and methods for identifying and assessing the skill level of our temporary workers when selecting a particular individual for a specific assignment and retaining those workers for future assignments. We believe that our programs and methods enable us to offer a higher quality of service by increasing productivity, decreasing turnover, reducing absenteeism, and improving worker safety.
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
We remain focused and committed to worker safety. We have developed an integrated risk management program that focuses on loss analysis, education and safety improvement programs to reduce our operational costs and risk exposure. We regularly analyze our workers’ compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us, price our services appropriately, and adjust our sales and operational approach in these areas. We have also developed educational materials for distribution to our customers and workers to address specific safety risks unique to their industry.
COMPETITION
Contingent staffing services
The strongest staffing services competitor in a particular market is a company with established relationships and a track record of meeting the customer’s needs. We compete with other large publicly-held staffing companies as well as privately-owned staffing companies on a national, regional and local level. We also experience competition from internet-based companies providing a variety of flexible workforce solutions. Competition exists in attracting customers as well as qualified temporary workers for our customers. No single company has a dominant share of the industry. Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, some of which include increased temporary worker wages, costs for workers’ compensation, unemployment insurance and health care.
The most significant competitive factors are price, ability to promptly fill customer orders, success in meeting customers’ expectations of recruiting temporary workers, and appropriately addressing customer service issues. We believe we derive a competitive advantage from our service history, and our specialized approach in serving the industries of our customers. Our national presence, industry specialization, investment in technology, and proprietary systems and processes, together with

Page - 9

specialized programs focused on worker safety, risk management, and legal and regulatory compliance are key differentiators from many of our competitors.
Human resource outsourcing
The strongest competitors are companies specializing in RPO services and business process outsourcing companies that also offer RPO services. No one provider dominates the market. Competition also includes internal human resource departments that have not or are not considering outsourcing. The most significant competitive factors for RPO services are the ability to reduce customer cost by deploying an RPO solution and reducing the internal human resource cost structure of our customers. Important factors for success in RPO services include the ability to add significant scalability to a customer’s recruiting and hiring efforts, including accommodating seasonal and irregular hiring; the ability to increase efficiency by standardizing processes and facilitating transitions for candidates and employees; and the ability to source the most attractive talent at the best price. Our tailored solutions, customer partnership, proprietary technology and service delivery are key differentiators from many of our competitors.
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
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For information regarding revenue from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in Note 16: Segment Information, to our Consolidated Financial Statements found in Part II, Item 8 of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
Our Annual Report on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available, free of charge, on our website at www.trueblue.com or at www.sec.gov as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Board Committee Charters are also posted to our website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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
It is difficult for us to forecast future demand for our services due to the inherent uncertainty in forecasting the direction and strength of economic cycles and the project nature of our staffing assignments. The uncertainty can be exacerbated by volatile economic conditions, which may cause customers to reduce or defer projects for which they utilize our services. The negative impact to our business can occur before a decline in economic activity is seen in the broader economy. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and investment necessary to profitably take advantage of growth opportunities.
We may be unable to attract sufficient qualified candidates to meet the needs of our customers.
We compete to meet our customers’ needs for workforce solutions and, therefore, we must continually attract qualified candidates to fill positions. Attracting qualified candidates depends on factors such as desirability of the assignment, location, and the associated wages and other benefits. We have experienced shortages of qualified candidates and we may experience such shortages in the future. Further, if there is a shortage, the cost to employ or recruit these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our temporary workers. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
We may not achieve the intended effects of our business strategy.
Our business strategy focuses on driving growth in our PeopleReady, PeopleManagement and PeopleScout business lines by investing in innovative technology, acquisitions, and initiatives which drive organic growth. If we are unsuccessful in executing any of these strategies, we may not achieve our stated goal of revenue growth, which could negatively impact profitability.
Our workforce solutions are subject to extensive government regulation and the imposition of additional regulations, which could materially harm our future earnings.
Our workforce solutions are subject to extensive government regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.
Our temporary staffing services employ temporary workers. The wage rates we pay to temporary workers are based on many factors including government mandated minimum wage requirements, payroll taxes and benefits. If we are not able to increase the fees charged to customers to absorb any increased costs related to government-mandated minimum wages, payroll-related taxes, or benefits, our results of operations and financial condition could be adversely affected.
We offer our temporary workers in the United States government-mandated health insurance in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). Because the requirements, regulations, and interpretations of the ACA may change, the ultimate financial effect of the ACA is not yet known, and changes in its requirements and interpretations could increase or change our costs. In addition, because of the uncertainty surrounding a potential repeal or replacement of the ACA, we cannot predict with any certainty the likely impact of the ACA’s repeal or the adoption of any other health care reform legislation on our financial condition or operating results. Whether or not there is a change in health care legislation in the United States, there is likely to be significant disruption to the health care market in the future, and the costs of our health care expenditures may increase. If we are unable to comply with changes to the ACA, or any future health care legislation in the United States, or sufficiently raise the rates we charge our customers to cover any additional costs, such increases in costs could materially harm our business.

Page - 11

We may incur employment related claims and costs that could materially harm our business.
We are in the business of employing people in the workplaces of our customers. We incur a risk of liability for claims for personal injury, wage and hour violations, immigration, discrimination, harassment, and other liabilities arising from the actions of our customers and/or temporary workers. Some or all of these claims may give rise to negative publicity, litigation, settlements, or investigations. We may incur costs, charges or other material adverse impacts on our financial statements for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
We maintain insurance with respect to some potential claims and costs with deductibles. We cannot be certain that our insurance will be available, or if available, will be in sufficient amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, or at all, or that our insurance providers will be able to pay claims we make under such policies.
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
Our industry is highly competitive and rapidly innovating, with low barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing companies. Our competitors offer a variety of flexible workforce solutions. Therefore, there is no assurance that we will be able to retain customers or market share in the future, nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins.
Advances in technology may disrupt the labor and recruiting markets.
We expect the increased use of internet-based and mobile technology will attract additional technology-oriented companies and resources to the staffing industry. Our candidates and customers increasingly demand technological innovation to improve the access to and delivery of our services. We face extensive pressure for lower prices and new service offerings and must continue to invest in new technology and industry developments in order to remain relevant to our customers. If we are unable to do so, our business and results of operations may decline materially.
We are at risk of damage to our brands and reputation, which is important to our success.
Our ability to attract and retain customers, temporary workers, candidates, and employees is affected by external perceptions of our brands and reputation. Reputational damage from negative perceptions or publicity could damage our reputation with customers and employees as well as prospective customers and employees. We may not be successful in detecting, preventing, or negating all changes in, or impacts upon, our reputation.

Page - 12

Our level of debt and restrictions in our credit agreement could negatively affect our operations and limit our liquidity and our ability to react to changes in the economy.
Extensions of credit under our Second Amended and Restated Revolving Credit Agreement as amended (“Revolving Credit Facility”) are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable and an agreed percentage of the appraised value of our Tacoma headquarters building, less required reserves and other adjustments. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under the Revolving Credit Facility will be directly affected. Our lenders can impose additional conditions which may reduce the amounts available to us under the Revolving Credit Facility.
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
The loss of, or substantial decline in revenue from, a major customer could have a material adverse effect on our revenues, profitability and liquidity.
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
Failure of our information technology systems could adversely affect our operating results.
The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives, and provide services to customers. We rely heavily on proprietary and third-party information technology systems, mobile device technology and related services, and other technology which may not yield the intended results. Our systems may experience problems with functionality and associated delays. The failure of our systems to perform as anticipated could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.
Our information technology systems may need to be updated or replaced.
We occasionally implement, modify, retire and change our systems. For example, we are in the process of implementing a new cloud-based enterprise accounting system. These changes to our information technology systems may be disruptive, take longer than desired, be more expensive than anticipated, be distracting to management, or fail, causing our business and results of operations to suffer materially.
A cyberattack, or improper disclosure of, or access to, our confidential and/or proprietary information could materially harm our business.
Our business uses confidential information about applicants, candidates, temporary workers, other employees and customers. We experience cyberattacks, computer viruses, social engineering schemes and other means of unauthorized access to our systems. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.

Page - 13

A data breach, or improper disclosure of, or access to our customers’ information could materially harm our business.
Our temporary workers and employees may have access to or exposure to confidential information about applicants, candidates, temporary workers, other employees and customers. The security controls over sensitive or confidential information and other practices we, customers and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
Our facilities, operations and information technology systems are vulnerable to damage and interruption.
Our primary computer systems, headquarters, support facilities and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, employee errors, security breaches, natural disasters and catastrophic events. Failure of our systems or damage to our facilities may require significant additional capital and management resources to resolve, causing material harm to our business.
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
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our customers. We believe our competitive advantage is providing unique solutions for each individual customer, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit, train and motivate a sufficient number of qualified individuals may delay or affect the speed and quality of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates, or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.
We may have additional tax liabilities that exceed our estimates.
We are subject to federal taxes, a multitude of state and local taxes in the United States, and taxes in foreign jurisdictions. We face continued uncertainty surrounding the recent 2017 Tax Cuts and Jobs Act and any reduction or change in tax credits which we utilize, such as the Work Opportunity Tax Credit. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.
In September 2017, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $100 million, excluding fees, commissions and other ancillary expenses. Although the Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate the company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of the repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the company’s common stock, and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share

Page - 14

repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that these share repurchases will enhance shareholder value because the market price of our common stock may decline below the level at which we repurchased shares of stock. Although our share repurchase programs intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting.
If our management is unable to certify the effectiveness of our internal controls, including those over our third party vendors, or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause our stock price to fall.
Outsourcing certain aspects of our business could result in disruption and increased costs.
We have outsourced certain aspects of our business to third-party vendors that subject us to risks including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile applications, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our customers. Accordingly, we are subject to the risks associated with the vendors’ ability to provide these services in a manner that meet our needs. If the cost of these services is more than expected, if we or the vendors are unable to adequately protect our data and information is lost, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.
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
Our stock price may be volatile.
Our stock price has experienced substantial fluctuation based on a variety of factors, several of which are beyond our control.  Some of these factors include general economic conditions; actual or anticipated variations in our quarterly operating results; changes in financial estimates by securities analysts; changes or volatility in the financial markets; announcements by our competitors related to new services or acquisitions; and shareholder activism. Fluctuations in our stock price could mean that investors will not be able to sell their shares at or above the price they paid and may impair our ability in the future to offer common stock as a source of additional capital.
We face risks in operating internationally.
A portion of our business operations and support functions are located outside of the United States. These international operations are subject to a number of risks, including political and economic conditions in those foreign countries, the burden of complying with various foreign laws and technical standards, and unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We could also be exposed to fines and penalties under U.S. or local jurisdiction laws prohibiting improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the United States as a result of such changes, could adversely affect the our operations.

Page - 15

Foreign currency fluctuations may have a material adverse effect on our operating results.
We report our results of operations in U.S. dollars. The majority of our revenues are generated in the United States. Our international operations are denominated in currencies other than the U.S. dollar, and unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our reported financial results. Increases or decreases in the value of the U.S. dollar against other major currencies could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies could have an adverse effect on our business, financial condition, cash flow and/or results of operations. Furthermore, the volatility of currencies may impact year-over-year comparability.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
We lease the building space at all our branches and other offices except for one that we own in Florida. In addition to branches for our PeopleReady operations, we lease office spaces for our PeopleManagement, PeopleScout and PeopleReady centralized support functions. Under the majority of our PeopleReady branch leases, we have the right to terminate the lease on 90 days’ notice. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. Management believes all our facilities are currently suitable for their intended use.

Item 3.	LEGAL PROCEEDINGS
See Note 9: Commitments and Contingencies, to our Consolidated Financial Statements found in Part II of Item 8 of this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 16

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI. The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange during the last two fiscal years:

	High	Low
2017
Fourth Quarter	$29.50	$22.45
Third Quarter	$27.25	$19.30
Second Quarter	$28.70	$25.30
First Quarter	$27.85	$23.40
2016
Fourth Quarter	$24.90	$16.50
Third Quarter	$23.65	$17.35
Second Quarter	$27.57	$17.84
First Quarter	$26.51	$20.03
Holders of the corporation’s common stock
We had approximately 509 shareholders of record as of February 1, 2018. This number does not include shareholders for whom shares were held in “nominee” or “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our Second Amended and Restated Revolving Credit Agreement, which may have the effect of restricting our ability to pay dividends.
Stock repurchases
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 31, 2017.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
10/02/2017 through 10/29/2017	1,662	$22.82	—	$100.0 million
10/30/2017 through 11/26/2017	1,497	$26.32	—	$100.0 million
11/27/2017 through 12/31/2017	3,459	$27.12	261,990	$92.7 million
Total	6,618	$25.86	261,990

(1)
During the year ended December 31, 2017, we purchased 6,618 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for shares repurchased under the share repurchase program during the period was $27.90.

(4)
During fiscal 2017, we repurchased shares using the remaining $29.4 million available under our $75.0 million share repurchase program. On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. During the thirteen weeks ended December 31, 2017, we used $7.3 million under this new program to repurchase shares.

Page - 17

TrueBlue stock comparative performance graph
The following graph depicts our stock price performance from December 28, 2012 through December 31, 2017, relative to the performance of the S&P SmallCap 600 Index and S&P 1500 Human Resources and Employment Services Index.
All indices shown in the graph have been reset to a base of 100 as of December 28, 2012 and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Total Return Analysis	2012	2013	2014	2015	2016	2017
TrueBlue, Inc.	$100	$167	$146	$171	$159	$177
S&P SmallCap 600 Index	100	144	153	152	189	214
S&P 1500 Human Resources and Employment Services Index	100	179	182	193	212	270

Page - 18

Item 6.	SELECTED FINANCIAL DATA
The following selected financial data is derived from our audited Consolidated Financial Statements. The data below should be read in conjunction with Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Summary consolidated financial and operating data
as of and for the fiscal years ended (1)

Statements of operations data:	(52 Weeks)	(53 Weeks)	(52 Weeks)
(in thousands, except per share data)	2017	2016	2015	2014	2013
Revenue from services	$2,508,771	$2,750,640	$2,695,680	$2,174,045	$1,668,929
Cost of services	1,874,298	2,070,922	2,060,007	1,637,066	1,226,626
Gross profit	634,473	679,718	635,673	536,979	442,303
Selling, general and administrative expense	510,794	546,477	495,988	425,777	362,248
Depreciation and amortization	46,115	46,692	41,843	29,474	20,472
Goodwill and intangible asset impairment charge	—	103,544	—	—	—
Interest and other income (expense), net	(14)	(3,345)	(1,395)	116	1,354
Income (loss) before tax expense	77,550	(20,340)	96,447	81,844	60,937
Income tax expense (benefit)	22,094	(5,089)	25,200	16,169	16,013
Net income (loss)	$55,456	$(15,251)	$71,247	$65,675	$44,924

Net income (loss) per diluted share	$1.34	$(0.37)	$1.71	$1.59	$1.11

Weighted average diluted shares outstanding	41,441	41,648	41,622	41,176	40,502

Balance sheet data(2):
(in thousands)	2017	2016	2015	2014	2013
Working capital	$215,860	$176,668	$314,989	$223,133	$227,409
Total assets	1,109,031	1,130,445	1,259,442	1,061,227	719,461
Long-term liabilities	341,765	354,131	495,893	404,663	204,692
Total liabilities	554,184	605,266	723,869	591,893	326,101

(1)
In the fourth quarter of fiscal 2016, we changed our fiscal year-end from the last Friday in December to the Sunday closest to the last day in December. In addition, the 2016 fiscal year included 53 weeks, with the 53rd week falling in our fourth quarter. All other years presented include 52 weeks.

(2)	Fiscal years 2015 through 2013 data have been impacted by the adoption and retrospective application of ASU 2015-17, which classifies all deferred income taxes as non-current.
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

Page - 19

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
OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us,” and “our”) is a leading provider of specialized workforce solutions that help our customers create growth, improve efficiency, and increase reliability. Our workforce solutions meet our customers’ needs for a reliable, efficient workforce in a wide variety of industries.
We report our business as three distinct segments: PeopleReady, PeopleManagement and PeopleScout. See Note 16: Segment Information, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our service lines and reportable segments.
Our fiscal year-end changed from the last Friday in December to the Sunday closest to the last day in December effective in the fourth quarter of 2016. The week ending date was moved forward from Friday to Sunday to better align with the work week of our customers. In addition, our 2016 fiscal year included 53 weeks, with the 53rd week falling in our fourth fiscal quarter. All other years presented include 52 weeks.
Due to the reduction in the use of our PeopleManagement services by Amazon Inc. ("Amazon"), our former largest customer, which was announced in 2016, we are also providing certain year-over-year comparisons excluding this customer. We believe these comparisons are helpful in understanding the underlying business trends. The revenue headwind from the previously announced reduction in the scope of our services has now lapsed.
Fiscal 2017 highlights
Revenue from services
Total company revenue declined to $2.5 billion for the year ended December 31, 2017, an 8.8% decrease compared to the year ended January 1, 2017. The decline was primarily due to our former largest customer substantially insourcing the recruitment and management of contingent labor for its warehouse fulfillment centers and distribution sites in the United States. Revenue from our former largest customer declined by $118 million, or 68.8% for the year ended December 31, 2017, when compared to the year ended January 1, 2017, which represented a decline in total company revenue of 4.0%. Our fiscal 2017 also had nine fewer days when compared to fiscal 2016, which represented a decline in total company revenue of 1.2%. The remaining decrease of 3.6% was primarily due to lower PeopleReady volume partially offset by higher PeopleScout volume.
PeopleReady revenue from services
PeopleReady revenue declined to $1.5 billion for the year ended December 31, 2017, a 7.2% decrease compared to the year ended January 1, 2017. The nine fewer days in fiscal 2017 represented a decline in PeopleReady revenue of 1.1%. Demand for our temporary staffing services is largely dependent upon general economic and labor trends and continues to be mixed across geographies and the industries we serve. Financial results were negatively impacted by weakness with our residential construction, manufacturing and retail customers. However, this decline was partially offset by an increase in revenue from improving performance with our commercial construction and hospitality customers.
We saw improvement in our year-over-year quarterly revenue trends for the second half of fiscal 2017. Excluding the nine additional days in fiscal 2016, we exited fiscal 2017 with a year-over-year quarterly decline of 0.7%, which was an improvement from a decline of 4.8% in the third quarter of fiscal 2017, and a decline of 8.8% in the second quarter of fiscal 2017. The improving year-over-year results were due to improving customer trends across the industries we serve, with the exception of manufacturing and retail.
Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions impact our revenue trends in the near term.

Page - 20

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleReady performance was impacted by temporary disruptions from operational changes related to our consolidation of Labor Ready, CLP Resources, and Spartan Staffing into one specialized workforce solutions business at the beginning of fiscal 2017 in order to create a more seamless experience for our customers to access all of our blue-collar, contingent on-demand general and skilled labor service offerings. The transition is largely complete.
PeopleManagement revenue from services
PeopleManagement revenue declined to $807 million for the year ended December 31, 2017, a 14.2% decrease compared to the year ended January 1, 2017. Revenue from Amazon, our former largest customer, declined by $118 million, or 68.8% to $53 million for the year ended December 31, 2017, compared to the year ended January 1, 2017, which represented a decline in PeopleManagement revenue of 12.2%. This customer substantially insourced the recruitment and management of contingent labor for their warehouse fulfillment centers and distribution sites in the United States, commencing in the second quarter of fiscal 2016. Our fiscal 2017 also had nine fewer days when compared to fiscal 2016, which represented a decline in PeopleManagement revenue of 1.3%.
We saw improvement in our year-over-year quarterly revenue trends for the second half of fiscal 2017. Excluding the nine additional days in fiscal 2016, we exited fiscal 2017 with a year-over-year quarterly decline of 6.3%, which was an improvement from a decline of 9.2% in the third quarter of fiscal 2017, and a decline of 12.1% in the second quarter of fiscal 2017. The improving year-over-year quarterly results were primarily due to increasingly favorable prior year comparisons associated with our former largest customer.
PeopleScout revenue from services
PeopleScout revenue grew to $190 million for the year ended December 31, 2017, a 5.2% increase compared to fiscal 2016. The nine fewer days in fiscal 2017 represented a decline in PeopleScout revenue of 1.2%. We saw improvement in our year-over-year quarterly revenue trends for the second half of fiscal 2017. Excluding the nine additional days in fiscal 2016, we exited fiscal 2017 with a year-over-year quarterly growth of 15.1%, which was an improvement from an increase of 10.0% in the third quarter of fiscal 2017, and a decrease of 1.0% in the second quarter of fiscal 2017. The increase was primarily driven by new client wins and expanding our scope of services with existing customers.
Gross profit
Total company gross profit as a percentage of revenue for the year ended December 31, 2017 was 25.3%, compared to 24.7% for the year ended January 1, 2017. The increase was primarily due to favorable mix with less PeopleManagement revenue from our former largest customer, which carries a lower gross margin than the blended average, and additional efficiency gains in the sourcing and recruiting activities of PeopleScout.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense decreased by $36 million to $511 million for the year ended December 31, 2017, compared to the year ended January 1, 2017. The nine fewer days in fiscal 2017 represented $8 million of the decrease. Additionally, fiscal 2016 included $7 million of integration costs to fully integrate the recruitment process outsourcing business of Aon Hewitt into the PeopleScout service line, and $6 million in costs incurred to exit the delivery business of our former largest customer and certain other realignment costs.The remaining decrease of $15 million for the year ended December 31, 2017 was primarily due to cost control programs commencing in the prior year, which have continued in the current year.
Total company SG&A expense as a percentage of revenue increased to 20.4% for the year ended December 31, 2017, from 19.9% for the year ended January 1, 2017, largely due to the decline in revenue outpacing the decline in expense.
Income from operations
Total company income from operations was $78 million, or 3.1% as a percentage of revenue for the year ended December 31, 2017, compared to a loss from operations of $17 million, or 0.6% for the year ended January 1, 2017. The prior year included a goodwill and intangible impairment charge of $104 million. Excluding the prior year goodwill and intangible asset impairment charge, net income from operations was $87 million, or 3.1% as a percentage of revenue for the year ended January 1, 2017. This decline was primarily due to the decline in revenue outpacing improved gross profit and the decline in SG&A expenses.
Effective tax rate
Our effective tax rate for the year ended December 31, 2017 was 28.5%, compared to 25.0% in the same period in the prior year. The increase in the effective tax rate was primarily due to the U.S. government-enacted comprehensive tax legislation commonly r

Page - 21

MANAGEMENT'S DISCUSSION AND ANALYSIS

eferred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects fiscal 2017, including, but not limited to, requiring a one-time transition tax on deemed repatriated earnings of foreign subsidiaries (payable over eight years) and the revaluation of net deferred tax assets to reflect the federal tax rate reduction from 35.0% to 21.0%.
Net income
Net income was $55 million, or $1.34 per diluted share for the year ended December 31, 2017, compared to a net loss of $15 million, or $0.37 per diluted share for the year ended January 1, 2017. Excluding the prior year goodwill and intangible asset impairment charge, net income would have been $67 million for the year ended January 1, 2017.
Additional highlights
We believe we are taking the right steps to preserve our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of December 31, 2017, we had cash and cash equivalents of $29 million and $117 million available under the Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility (“Revolving Credit Facility”) for total liquidity of $146 million.
During the second half of fiscal 2017, we repurchased shares using the remaining $29 million available under our $75 million share repurchase program. Under this program we repurchased and retired 4.8 million shares of our common stock at an average share price of $15.52. On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. During the year ended December 31, 2017, we used $7 million under this new program to repurchase shares at an average share price of $27.90.
RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Years ended
(in thousands, except percentages and per share data)	2017	% of revenue	2016	% of revenue	2015	% of revenue
Revenue from services	$2,508,771		$2,750,640		$2,695,680
Total revenue growth %	(8.8)%		2.0%		24.0%

Gross profit	$634,473	25.3%	$679,718	24.7%	$635,673	23.6%
Selling, general and administrative expense	510,794	20.4%	546,477	19.9%	495,988	18.4%
Depreciation and amortization	46,115	1.8%	46,692	1.7%	41,843	1.6%
Goodwill and intangible asset impairment charge	—		103,544	3.8%	—
Income (loss) from operations	77,564	3.1%	(16,995)	(0.6)%	97,842	3.6%
Interest and other income (expense), net	(14)		(3,345)		(1,395)
Income (loss) before tax expense	77,550		(20,340)		96,447
Income tax expense (benefit)	22,094		(5,089)		25,200
Net income (loss)	$55,456	2.2%	$(15,251)	(0.6)%	$71,247	2.6%
Net income (loss) per diluted share	$1.34		$(0.37)		$1.71

Our year-over-year trends are significantly impacted by the following acquisitions:

•
Effective December 1, 2015, we acquired SIMOS Insourcing Solutions (“SIMOS”), a leading provider of on-premise workforce management solutions. SIMOS specializes in helping customers streamline warehouse/distribution operations to meet the growing demand for e-commerce and supply chain solutions. They are also experts in providing scalable solutions for pick and pack and shipping requirements. Their unique productivity model incorporates fixed price-per-unit solutions to drive client value. Additionally, their continuous analysis and improvement of processes and incentive pay drives workforce efficiency and reduces costs, lowers risk of injury and damage, and improves productivity and service levels. SIMOS expands our existing services for on-premise staffing and management of a facility’s contingent workforce.

Page - 22

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, a leading provider of RPO services. The acquired operations expand and complement our PeopleScout services and were fully integrated into this service line in 2016.

We report our business as three distinct segments: PeopleReady, PeopleManagement and PeopleScout. See Note 16: Segment Information, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for additional details of our service lines and reportable segments.

•
PeopleReady provides access to reliable workers in the United States, Canada and Puerto Rico through a wide range of staffing solutions for blue-collar, contingent on-demand general and skilled labor. PeopleReady connects people to work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, hospitality, general labor and others. PeopleReady helped approximately 107,000 businesses in fiscal 2017 to be more productive by providing easy access to dependable contingent labor. Additionally, we connected approximately 352,000 people with work in fiscal 2017. We have a network of 623 branches across all 50 states, Canada and Puerto Rico.

•
PeopleManagement predominantly encompasses our on-site placement and management services and provides a wide range of workforce management solutions for blue-collar, contingent, on-premise staffing and management of a facility’s workforce. We use distinct brands to market our PeopleManagement contingent workforce solutions and operate as Staff Management | SMX (“Staff Management”), SIMOS, PlaneTechs and Centerline Drivers. Staff Management specializes in exclusive recruitment and on-premise management of a facility’s contingent industrial workforce. SIMOS specializes in exclusive recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. PlaneTechs specializes in recruitment and on-premise management of temporary skilled mechanics and technicians to the aviation and transportation industries. Centerline Drivers specializes in dedicated and temporary truck drivers to the transportation and distribution industries. PeopleManagement helped approximately 1,000 customers in fiscal 2017 to be more productive by providing easy access to dependable blue-collar contingent workforce solutions. Additionally, we connected approximately 91,000 people with work in fiscal 2017. We have 251 on-premise locations at customers’ facilities.

•
PeopleScout provides permanent employee recruitment process outsourcing (“RPO”) for our customers for all major industries and jobs. The RPO solution delivers improved talent quality, faster hiring, increased scalability, reduced turnover, lower cost of recruitment, greater flexibility, and increased compliance. We leverage our proprietary candidate applicant tracking system, along with dedicated service delivery teams to work as an integrated partner with our customers in providing end-to-end talent acquisition services from sourcing candidates through onboarding employees. The solution is highly scalable and flexible, allowing for outsourcing of all or a subset of skill categories across a series of recruitment processes and onboarding steps. Customer contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire. Volume, job type, degree of recruiting difficulty, and number of recruiting process steps from sourcing to onboarding factor into pricing. Our PeopleScout segment also includes a management service provider business, which provides customers with improved quality and spend management of their contingent labor vendors. In fiscal 2017, PeopleScout connected approximately 297,000 individuals with work for approximately 200 customers.

Our fiscal year-end changed from the last Friday in December to the Sunday closest to the last day in December effective in the fourth quarter of 2016. The week ending date was moved forward from Friday to Sunday to better align with the work week of our customers. In addition, the 2016 fiscal year included 53 weeks, with the 53rd week falling in our fourth quarter. All other years presented include 52 weeks.

Page - 23

MANAGEMENT'S DISCUSSION AND ANALYSIS

FISCAL 2017 AS COMPARED TO FISCAL 2016
Revenue from services
Revenue from services by reportable segment was as follows:

	Years ended
(in thousands, except percentages)	2017	Growth (decline) %	2016
Revenue from services:
PeopleReady	$1,511,360	(7.2)%	$1,629,455
PeopleManagement	807,273	(14.2)%	940,453
PeopleScout	190,138	5.2%	180,732
Total company	$2,508,771	(8.8)%	$2,750,640
Total company revenue declined to $2.5 billion for the year ended December 31, 2017, an 8.8% decrease compared to the year ended January 1, 2017, primarily due to lower volumes for staffing services within our PeopleReady business and with our former largest customer. Revenue from our former largest customer declined by $118 million, or 68.8% for the year ended December 31, 2017, when compared to the year ended January 1, 2017, which represented a decline in total company revenue of 4.0%. Our fiscal 2017 also had nine fewer days when compared to fiscal 2016, which represented a decline in total company revenue of 1.2%.The remaining decrease of 3.6% was primarily due to lower PeopleReady volume partially offset by higher PeopleScout volume.
PeopleReady
PeopleReady revenue declined to $1.5 billion for the year ended December 31, 2017, a 7.2% decrease compared to the year ended January 1, 2017. The nine fewer days in fiscal 2017 represented a decline in PeopleReady revenue of 1.1%. The remaining decline was primarily due to weakness with our residential construction, manufacturing and retail customers. However, this decline was partially offset by an increase in revenue from improving performance in the commercial construction and hospitality customers.
We saw improvement in our year-over-year quarterly revenue trends for the second half of fiscal 2017. We exited fiscal 2017 with a year-over-year quarterly decline of 0.7%, excluding the nine additional days in fiscal 2016. The improving year-over-year results were due to improving customer trends across all the industries we serve, with the exception of manufacturing and retail.
Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions impact our revenue trends in the near term.
PeopleReady performance was impacted by temporary disruptions from operational changes related to our consolidation of Labor Ready, CLP Resources, and Spartan Staffing into one specialized workforce solutions business in order to create a more seamless experience for our customers to access all of our blue-collar, contingent on-demand general and skilled labor service offerings. The transition is largely complete.
PeopleManagement
PeopleManagement revenue declined to $807 million for the year ended December 31, 2017, a 14.2% decrease compared to the year ended January 1, 2017. Revenue from our former largest customer declined by $118 million, or 68.8% to $53 million for the year ended December 31, 2017, compared to the year ended January 1, 2017, which represented a decline in PeopleManagement revenue of 12.2%. Our fiscal 2017 also had nine fewer days when compared to fiscal 2016, which represented a decline in PeopleManagement revenue of 1.3%. During fiscal 2017, revenue trends have stabilized with a more diverse customer base and we have seen modest increases in demand from existing and new customers supporting e-commerce and transportation.

Page - 24

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout revenue grew to $190 million for the year ended December 31, 2017, a 5.2% increase compared to the year ended January 1, 2017. New customer wins and expansion of our services with existing customers represented an increase in revenue of 6.4%, partially offset by the nine fewer days in fiscal 2017, which represented a decline in PeopleScout revenue of 1.2%.
Gross profit
Gross profit was as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Gross profit	$634,473	$679,718
Percentage of revenue	25.3%	24.7%
Total company gross profit as a percentage of revenue for the year ended December 31, 2017 was 25.3%, compared to 24.7% for the year ended January 1, 2017. The increase was primarily due to favorable mix with less PeopleManagement revenue from our former largest customer, which carries a lower gross margin than the blended average, and additional efficiency gains in the sourcing and recruiting activities of PeopleScout as growth has accelerated.
Selling, general and administrative expense
SG&A expense was as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Selling, general and administrative expense	$510,794	$546,477
Percentage of revenue	20.4%	19.9%

Total company SG&A expense decreased by $36 million to $511 million for the year ended December 31, 2017, compared to the year ended January 1, 2017. The nine fewer days in fiscal 2017 represented $8 million of the decrease. Additionally, fiscal 2016 included $7 million of integration costs to fully integrate the RPO business of Aon Hewitt into the PeopleScout service line and $6 million in costs incurred to exit the delivery business of our former largest customer and certain other realignment costs. The remaining decrease of $15 million was primarily due to cost control programs commencing in the prior year, which have continued in the current year.
Total company SG&A expense as a percentage of revenue increased to 20.4% for the year ended December 31, 2017, from 19.9% for the year ended January 1, 2017, largely due to the decline in revenue outpacing the decline in expense.
Depreciation and amortization
Depreciation and amortization was as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Depreciation and amortization	$46,115	$46,692
Percentage of revenue	1.8%	1.7%
Depreciation increased due to investments designed to further improve our efficiency and effectiveness in recruiting and retaining our contingent workers, and attracting and retaining customers, which was more than offset by a decline in amortization for the year ended December 31, 2017, due to the intangible asset impairment in the prior year.
Goodwill and intangible asset impairment charge
The goodwill and intangible asset impairment charge in the prior year was primarily driven by a change in the scope of services with our former largest customer and other changes in our outlook reflecting changes in economic and industry conditions.

Page - 25

MANAGEMENT'S DISCUSSION AND ANALYSIS

Income taxes
The income tax expense (benefit) and the effective income tax rate were as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Income tax expense (benefit)	$22,094	$(5,089)
Effective income tax rate	28.5%	25.0%
Our effective tax rate for the years ended December 31, 2017 and January 1, 2017 was 28.5% and 25.0%, respectively. We recognized discrete tax benefits from prior years hiring credits of $1 million for the year ended December 31, 2017, compared to $6 million for the year ended January 1, 2017.
As a result of the Tax Act, we recognized $2 million of additional tax expense from a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and from the revaluation of net deferred tax assets to reflect the federal tax rate reduction from 35.0% to 21.0%. Upon completion of our fiscal 2017 U.S. income tax return in 2018, we may identify adjustments to our recorded transition tax and remeasurement of our net deferred tax assets. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss by jurisdiction, tax credits, audit developments, changes in law, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. We do not provide for deferred income taxes on undistributed earnings of our foreign subsidiaries because we consider those earnings to be permanently invested outside of the United States.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017, including, but not limited to, requiring a one-time transition tax on deemed repatriated earnings of foreign subsidiaries (payable over eight years) and the revaluation of net deferred tax assets to reflect the federal tax rate reduction from 35.0% to 21.0%.
Changes to our effective tax rate as a result of hiring credits, impairment and the Tax Act were as follows:

	Years ended
	2017	2016
Effective income tax rate without adjustments below	38.1%	40.5%
Hiring credits estimate from current year wages	(10.9)%	(14.4)%
Additional hiring credits from prior year wages	(1.9)%	(7.6)%
Transition to the U.S. Tax Cuts and Jobs Act	3.2%	—%
Goodwill and intangible asset impairment impact	—%	6.5%
Effective income tax rate	28.5%	25.0%

Page - 26

MANAGEMENT'S DISCUSSION AND ANALYSIS

Segment performance
We realigned our reporting structure in the fourth quarter of fiscal 2016 to streamline our operations and make it easier for our customers to leverage our total workforce solution by using both our contingent work and permanent placement services. We now report our business as three distinct segments. Our former Staffing Services reportable segment was separated into two reportable segments, PeopleReady and PeopleManagement, and our former Managed Services reportable segment was renamed PeopleScout. In addition, we changed our methodology for allocating certain corporate costs to our segments, which decreased our corporate unallocated expenses. The 2015 amounts have been recast to reflect this change for consistency.
A primary measure of segment performance, evaluated by our chief operating decision-maker, to determine resource allocation and assess performance is segment earnings before interest, taxes, depreciation and amortization (“segment EBITDA”). Segment EBITDA includes net sales to third parties, related cost of sales, selling, general and administrative expense, and goodwill and intangible impairment charges directly attributable to the reportable segment together with certain allocated corporate general and administrative expense. Segment EBITDA excludes unallocated corporate general and administrative expense. See Note 16: Segment Information, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for additional details of our service lines and reportable segments, as well as a reconciliation of segment EBITDA to income (loss) before tax expense.
Segment EBITDA should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) in the Consolidated Statements of Operations in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Revenue from services	$1,511,360	$1,629,455
Segment EBITDA	78,372	101,270
Percentage of revenue	5.2%	6.2%

PeopleReady segment EBITDA decreased to $78 million, or 5.2% of revenue for the year ended December 31, 2017, compared to $101 million, or 6.2% of revenue in the year ended January 1, 2017. The revenue decline outpaced the cost control programs primarily due to the de-leveraging effect associated with the fixed costs in a branch network. Through disciplined pricing, we have passed through increased costs for minimum wages, payroll taxes and benefits, together with higher contingent worker wages in a tightening labor market, as well as most of our standard markup on these costs. With the decline in revenue, we put in place cost control programs commencing in the prior year, which continue in the current year, and have reduced SG&A costs in line with our plans.
PeopleManagement segment performance was as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Revenue from services	$807,273	$940,453
Segment EBITDA	27,043	(60,452)
Percentage of revenue	3.3%	(6.4)%

PeopleManagement segment EBITDA increased to $27 million, or 3.3% of revenue for the year ended December 31, 2017, compared to a loss of $60 million, or 6.4% of revenue in the year ended January 1, 2017. The loss of $60 million for the year ended January 1, 2017 included a goodwill and intangible asset impairment charge of $84 million primarily driven by a change in the scope of services with our former largest customer. Excluding the goodwill and intangible asset impairment charge, segment EBITDA as a percentage of revenue improved by 0.8% for the year ended December 31, 2017. This improvement in segment EBITDA as a percentage of revenue was primarily due to a more favorable mix of less revenue from our former largest customer which carried a lower gross margin than our blended average, and the results of a cost reduction program. Revenue from our former largest customer declined by $118 million, or 68.8% to $53 million for the year ended December 31, 2017, compared to the year ended January 1, 2017.

Page - 27

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleScout segment performance was as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Revenue from services	$190,138	$180,732
Segment EBITDA	39,232	19,116
Percentage of revenue	20.6%	10.6%
PeopleScout segment EBITDA increased to $39 million, or 20.6% of revenue for the year ended December 31, 2017, compared to $19 million, or 10.6% of revenue for the year ended January 1, 2017. The increase was primarily due to the goodwill and intangible asset impairment charge of $15 million in the year ended January 1, 2017. Excluding the goodwill and intangible asset impairment charge, segment EBITDA as a percentage of revenue was 19.0% for the year ended January 1, 2017. The improved performance was due primarily to new client wins and expanding the scope of services with existing customers together with efficiency gains in sourcing and recruiting activities.
FISCAL 2016 AS COMPARED TO FISCAL 2015
Revenue from services
Revenue from services by reportable segment was as follows:

	Years ended
(in thousands, except percentages)	2016	Growth (decline) %	2015
Revenue from services:
PeopleReady	$1,629,455	0.2%	$1,625,817
PeopleManagement	940,453	(2.6)%	965,331
PeopleScout	180,732	72.9%	104,532
Total company	$2,750,640	2.0%	$2,695,680
Total company revenue grew to $2.8 billion for the year ended January 1, 2017, a 2.0% increase compared to the same period in the prior year, primarily due to increased revenue from acquisitions offset by decreased revenue from our largest customer, Amazon.
For the year ended January 1, 2017, the acquisition of SIMOS contributed $145 million in revenue through November 2016, the one year anniversary of the acquisition, or 5.4% of revenue growth, compared to the prior year, and the acquisition of the RPO business of Aon Hewitt contributed $67 million in revenue, or 2.5% of revenue growth, compared to the prior year. Excluding revenue from acquisitions, organic revenue decreased by approximately $157 million, or 5.8% for the year ended January 1, 2017, as compared to the prior year. The decrease in organic revenue was primarily due to our former largest customer substantially insourcing the recruitment and management of contingent labor for its warehouse fulfillment centers and distribution sites in the United States. Revenue from our former largest customer declined by $183 million, or 51.7% for the year ended January 1, 2017. Excluding this customer, organic revenue increased by 1.1% and, excluding the nine additional days of fiscal 2016, was essentially unchanged from the prior year.
Demand for our temporary and permanent staffing services is largely dependent upon general economic and labor trends. Correspondingly, financial results for the year ended January 1, 2017 were negatively impacted by soft economic growth with mixed results by industry.
PeopleReady
Revenue grew to $1.6 billion for the year ended January 1, 2017, a 0.2% increase compared to the prior year or 1.0% decline excluding the nine additional days of fiscal 2016. Revenue trends softened in 2016 across all geographies. However, we saw some improvement during the latter part of 2016. Revenue trends were also mixed across the industries we serve. Modest revenue growth for our small to medium-sized customers was more than offset by declining revenue trends for our larger national customers. Growth in residential construction and hospitality industries was more than offset by declines in retail, commercial construction, energy, manufacturing and service-based industries. Caution over the sluggish economy persisted across many of the industries we serve.

Page - 28

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleManagement
Revenue declined to $940 million for the year ended January 1, 2017, a 2.6% decrease compared to the prior year, or a decline of 3.8% excluding the nine additional days of fiscal 2016. Effective December 1, 2015, we acquired SIMOS which contributed $145 million in revenue through November 2016, the one year anniversary of the acquisition, for the fiscal year 2016. The increase from the SIMOS acquisition was more than offset by decreased revenue from our largest customer, which substantially insourced the recruitment and management of contingent labor for its warehouse fulfillment centers and distribution sites in the United States. Revenue from our former largest customer declined by $183 million or 51.7% for the year ended January 1, 2017, compared to the prior year. Excluding this customer, organic revenue increased by 2.1% and, excluding the nine additional days of fiscal 2016, was essentially unchanged from the prior year. Organic revenue trends improved in the latter part of the year with modest increases in demand from existing customers and the addition of new customers.
PeopleScout
Revenue increased to $181 million for the year ended January 1, 2017, a 72.9% increase compared to the prior year. The increase is primarily due to the acquisition of the RPO business of Aon Hewitt, which contributed $67 million in revenue, or 63.6% of our revenue growth for the year ended January 1, 2017. Organic revenue grew 9.3%, or 8.1% excluding the nine additional days of fiscal 2016. The organic revenue growth was driven primarily by winning new customers. Revenue growth from existing customers was mixed. We experienced growing demand in a tightening labor market for outsourced recruiting services for permanent positions for certain customers and industries. This was partially offset by reduced demand from some existing customers and their continued caution in a sluggish economy.
Gross profit
Gross profit was as follows:

	Years ended
(in thousands, except percentages)	2016	2015
Gross profit	$679,718	$635,673
Percentage of revenue	24.7%	23.6%
Total company gross profit as a percentage of revenue for the year ended January 1, 2017 was 24.7%, compared to 23.6% in the prior year. The increase of 1.1% was due primarily to the impact of the acquired SIMOS and Aon Hewitt RPO businesses of 0.6%, which carried higher gross margins in comparison to our blended company average, and the positive impact of a revenue mix change of 0.6% largely driven by the decline in revenue from our former largest customer which carries a lower gross margin than our blended average. This increase was partially offset by a resistance from our customers for contingent staffing services to accept price increases beyond the increases caused by increasing minimum wages and benefits in a sluggish economy and higher temporary worker wages in a tightening labor market. Through disciplined pricing, we have made continuous progress throughout the current year in reducing gross margin compression and passing through our normal markup on increased statutory costs in higher bill rates.
Workers’ compensation expense as a percentage of revenue was 3.4% for the year ended January 1, 2017, compared to 3.6% in the prior year. Our continuous efforts to actively manage the safety of our temporary workers with our safety programs and control increasing costs with our network of workers’ compensation service providers have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs. However, in line with our expectations, we are experiencing diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Selling, general and administrative expense
SG&A expense was as follows:

	Years ended
(in thousands, except percentages)	2016	2015
Selling, general and administrative expense	$546,477	$495,988
Percentage of revenue	19.9%	18.4%

Page - 29

MANAGEMENT'S DISCUSSION AND ANALYSIS

SG&A expense increased by $50 million to $546 million for the year ended January 1, 2017, compared to the prior year. The increase includes expenses related to the acquired operations of SIMOS and the RPO business of Aon Hewitt of approximately $38 million, as well as an increase in incremental acquisition and integration costs of $2 million to fully integrate the RPO business of Aon Hewitt into the PeopleScout service line in the current year. Excluding the impact of these acquisitions, organic SG&A expense increased by $10 million, or approximately $3 million excluding the nine additional days of fiscal 2016. The increase included approximately $6 million of costs incurred to exit the delivery business of our former largest customer and certain other realignment costs. With the slowdown in current year growth we put cost control programs in place during the first quarter of 2016 and expanded those programs in subsequent quarters as the sluggish economy persisted and revenues declined from our former largest customer as they substantially insourced the recruitment and management of contingent labor. We have reduced costs in line with our plans.
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
Depreciation and amortization
Depreciation and amortization was as follows:

	Years ended
(in thousands, except percentages)	2016	2015
Depreciation and amortization	$46,692	$41,843
Percentage of revenue	1.7%	1.6%
Depreciation and amortization increased $5 million to $47 million for the year ended January 1, 2017, primarily due to the amortization of acquired finite-lived intangible assets of $8 million in connection with the acquisitions of SIMOS and the RPO business of Aon Hewitt. This was partially offset by reduced amortization due primarily to the intangible asset impairment in fiscal 2016.
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
The impairment charge further includes a non-cash intangible trade name impairment charge of $4 million driven by a change to our branding in connection with the consolidation of our retail branch network service lines of Labor Ready, Spartan Staffing and CLP Resources under the PeopleReady brand name during the third quarter of 2016. See Summary of Critical Accounting Estimates for further discussion.

A summary of the goodwill and intangible asset impairment charges by service line is as follows:

(in thousands)	Customer relationships	Trade name/trademarks	Goodwill	Total
Staff Management	$28,900	$4,500	$33,700	$67,100
PlaneTechs	—	—	17,000	17,000
hrX	—	—	15,169	15,169
Spartan Staffing and CLP Resources	—	4,275	—	4,275
Total non-cash impairment charges	$28,900	$8,775	$65,869	$103,544

Page - 30

MANAGEMENT'S DISCUSSION AND ANALYSIS

Note, our PeopleScout and hrX service lines were combined during fiscal 2016 and now represent a single operating segment (PeopleScout).
Income taxes
The income tax expense and the effective income tax rate were as follows:

	Years ended
(in thousands, except percentages)	2016	2015
Income tax expense (benefit)	$(5,089)	$25,200
Effective income tax rate	25.0%	26.1%
Our effective tax rate for the year ended January 1, 2017 was 25.0%, which is calculated with a goodwill and intangible asset impairment charge. Excluding this impairment charge, our effective tax rate would have been 18.5%, as compared to 26.1% in prior year, primarily because of increased tax rate benefit from WOTC.
Changes to our effective tax rate as a result of hiring credits and impairment were as follows:

	Years ended
	2016	2015
Effective income tax rate without hiring credits or impairment	40.5%	41.6%
Hiring credits estimate from current year wages	(14.4)%	(10.5)%
Additional hiring credits from prior year wages	(7.6)%	(5.0)%
Goodwill and intangible asset impairment impact	6.5%	—%
Effective income tax rate	25.0%	26.1%
Segment performance
PeopleReady segment performance was as follows:

	Years ended
(in thousands, except percentages)	2016	2015
Revenue from services	$1,629,455	$1,625,817
Segment EBITDA	101,270	123,899
Percentage of revenue	6.2%	7.6%

PeopleReady segment EBITDA decreased to $101 million, or 6.2% of revenue for the year ended January 1, 2017, compared to $124 million, or 7.6% of revenue in the prior year. Segment EBITDA included a non-cash goodwill and intangible asset impairment charge of $4 million for the year ended January 1, 2017 driven by a change to our branding in connection with the consolidation of our retail branch network service lines of Labor Ready, Spartan Staffing and CLP Resources. Excluding the goodwill and intangible asset impairment charge, segment EBITDA decreased to 6.5% of revenue for the year ended January 1, 2017, compared to 7.6% of revenue in the prior year due to gross margin compression and the de-leveraging effect associated with the fixed costs in a branch network partially offset by cost control programs. Gross margin compression was caused by resistance from our customers to accept price increases beyond the increases caused by increasing minimum wages and benefits in a sluggish economy and higher contingent worker wages in a tightening labor market. Through disciplined pricing, we have made continuous progress throughout the current year in successfully passing through our normal markup on increased statutory costs in higher bill rates. Due to the current year slowdown in revenue growth, we curtailed investments made in the prior year in selling and recruiting resources to fuel revenue growth and commenced cost control programs in the first quarter of 2016 and expanded those programs in subsequent quarters as the sluggish economy persisted. We have reduced SG&A costs in line with our plans and have generated progressively improving operating income margins during the course of the year. We will continue to closely monitor and manage our SG&A costs in the current environment.

Page - 31

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleManagement segment performance was as follows:

	Years ended
(in thousands, except percentages)	2016	2015
Revenue from services	$940,453	$965,331
Segment EBITDA	(60,452)	36,512
Percentage of revenue	(6.4)%	3.8%
PeopleManagement segment EBITDA decreased to a loss of $60 million for the year ended January 1, 2017, compared to income of $37 million in the prior year. Segment EBITDA included a non-cash goodwill and intangible asset impairment charge of $84 million for the year ended January 1, 2017. The goodwill and intangible asset impairment charge was primarily driven by a change in the scope of services with our former largest customer reported in April 2016, for our Staff Management service line, as well as other changes in our future outlook, which reflect recent economic and industry conditions for our PlaneTechs service line.
Excluding the goodwill and intangible asset impairment charge, segment EBITDA decreased to 2.5% of revenue for the year ended January 1, 2017, compared to 3.8% for the prior year. The decrease was primarily due to the pace of revenue from our former largest customer slightly outpacing the decline in costs to support the wind down of our largest customer’s business as they substantially insourced the recruitment and management of contingent labor, as well as the de-leveraging effect associated with the fixed costs of centralized services. With the slowdown in current year growth, we put in place cost control programs and will continue to closely monitor and manage our SG&A costs in the current environment.
PeopleScout segment performance was as follows:

	Years ended
(in thousands, except percentages)	2016	2015
Revenue from services	$180,732	$104,532
Segment EBITDA	19,116	9,324
Percentage of revenue	10.6%	8.9%

PeopleScout segment EBITDA of $19 million for the year ended January 1, 2017, is net of a non-cash goodwill and intangible asset impairment charge of $15 million, recorded in operating expenses in the second quarter of 2016.
Excluding the goodwill and intangible asset impairment charge, segment EBITDA increased to 19.0% of revenue for the year ended January 1, 2017, compared to 8.9% in the prior year. The increase was primarily due to the impact of productivity improvement programs and the acquired RPO business of Aon Hewitt. In addition, PeopleScout implemented programs to improve the productivity of our recruitment process and service delivery, which improved segment EBITDA as a percentage of revenue, as compared to the prior year. Further improvements to segment EBITDA as a percentage of revenue were due to the acquired RPO business of Aon Hewitt, which carried higher gross margins in comparison to our legacy blended PeopleScout average, combined business synergies, and lower cost of support activities provided by Aon Hewitt for the acquired operations during the transition year.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for fiscal 2018. These expectations are subject to revision as our business changes with the overall economy.

•
Our top priority remains to produce solid organic revenue and gross profit growth while leveraging our cost structure to increase income from operations as a percentage of revenue. Through disciplined pricing and management of increasing minimum wages, taxes and benefits, we expect to pass through the higher cost of our temporary workers.

•
We are committed to technological innovation that makes it easier for our customers to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access, speed and ease of connecting our customers and workers. We expect these investments will increase the competitive differentiation of our services, improve the efficiency of our service delivery, and reduce our dependence on local branches to find temporary workers and connect them with work.

•
PeopleScout is a recognized industry leader of RPO services, which are in the early stages of that industry’s adoption cycle. Due to the industry growth rate for RPO services, our market leading position, and our advances in technology, we expect the revenue growth of this business to exceed the growth of our other segments.

•
We estimate our historical effective income tax rate of 28% will decline to approximately 16% in fiscal 2018 and 2019 as a result of the Tax Act. The lower rate could extend beyond 2019 if Congress extends the WOTC. If the WOTC is not extended beyond 2019, we estimate our effective income tax rate will return to approximately 28%.

Page - 32

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Cash flows from operating activities
Our cash flows from operating activities were as follows:

	Years ended
(in thousands)	2017	2016	2015
Net income (loss)	$55,456	$(15,251)	$71,247
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	46,115	46,692	41,843
Goodwill and intangible asset impairment charge	—	103,544	—
Provision for doubtful accounts	6,808	8,308	7,132
Stock-based compensation	7,744	9,363	11,103
Deferred income taxes	2,440	(25,355)	5,176
Other operating activities	2,066	7,910	446
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(28,483)	112,785	(89,474)
Income tax receivable	14,875	9,450	(16,678)
Accounts payable and other accrued expenses	(10,569)	(4,101)	23,261
Accrued wages and benefits	(2,888)	(7,313)	12,203
Workers’ compensation claims reserve	(1,048)	11,070	14,736
Other assets and liabilities	7,335	4,652	(8,923)
Net cash provided by operating activities	$99,851	$261,754	$72,072
Fiscal 2017 as compared to fiscal 2016
Net cash provided by operating activities was $100 million for the year ended December 31, 2017, compared to $262 million for the same period in the prior year.

•
The goodwill and intangible asset impairment charge of $104 million in the prior year was primarily driven by a change in the scope of services with our former largest customer and the impact of other changes in economic and industry conditions which lowered future expectations. In addition, it includes a $4 million trade name impairment charge in connection with the consolidation of our retail branch network under a common brand name.

•
The change to deferred income taxes is due primarily to the goodwill and intangible asset impairment charge in the prior year, as well as the impact from the recently enacted Tax Act in the current year due to the revaluation of the company’s deferred income tax net assets as of December 31, 2017.

•
The increase in accounts receivable in the current year is primarily due to an increase in days sales outstanding caused by new customer onboarding in our PeopleScout segment, as well as our fourth quarter of fiscal 2017 mix of local and national customers in our PeopleReady segment shifting slightly toward national customers, which have a longer cash collection cycle. Accounts receivable for the prior year period declined primarily due to a decline in revenue and associated receivables from our former largest customer.

•	The decline in accounts payable and other accrued expenses is primarily due to cost control programs together with normal seasonal patterns and timing of payments.

•	Generally, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services decline.

•
During fiscal 2017, we paid $23 million relating to the contingent consideration associated with our acquisition of SIMOS. The payment included $18 million related to the final purchase price fair value, which is reflected in cash flows used in financing activities. The remaining balance of $4 million is recognized in cash flows used in operating activities as a decrease in other assets and liabilities.

Page - 33

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

•
The goodwill and intangible asset impairment charge of $104 million was primarily driven by a change in the scope of services with our former largest customer of $67 million, as well as other changes in our future outlook reflecting recent economic and industry conditions of $32 million. In addition, it includes a $4 million trade name impairment charge in connection with the consolidation of our retail branch network under a common brand name. See Summary of Critical Accounting Estimates for further discussion.

•
The change in accounts receivable is primarily driven by the decline in revenue from our former largest customer of $183 million, or 51.7% for the year ended January 1, 2017, compared to the prior year. Revenue from our former largest customer peaked in the fourth quarter of fiscal 2015. The decline in accounts receivable was further driven by improved days sales outstanding due to revenue mix and improved collections.

•
An increase in income tax receivable is due primarily to higher than anticipated benefits from WOTC. WOTC is designed to encourage employers to hire workers from certain disadvantaged targeted categories.

•	The change to deferred income taxes is due primarily to the goodwill and intangible asset impairment charge.

•	The change in accounts payable is primarily driven by lower revenue growth, slower seasonal build and cost control programs as compared to the prior year.

•	Accrued wages and benefits decreased primarily due to reductions in the flex workforce to align with client volume changes.

•	During 2016, our workers’ compensation claims reserve increased with the delivery of contingent labor services partially offset by claim payments.
Cash flows from investing activities
Our cash flows from investing activities were as follows:

	Years ended
(in thousands)	2017	2016	2015
Capital expenditures	$(21,958)	$(29,042)	$(18,394)
Acquisition of business, net of cash acquired	—	(72,476)	(67,500)
Sales and maturities of marketable securities	—	—	1,500
Change in restricted cash and investments	(8,939)	(41,698)	(20,632)
Net cash used in investing activities	$(30,897)	$(143,216)	$(105,026)
Fiscal 2017 as compared to fiscal 2016
Net cash used in investing activities was $31 million for the year ended December 31, 2017, compared to $143 million for the same period in the prior year.

•	Cash used in investing activities of $72 million for the year ended January 1, 2017, was for the acquisition of the RPO business of Aon Hewitt, effective January 4, 2016.

•
Restricted cash and investments consists primarily of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs. The decrease in the incremental cash used in investing activities was primarily due to lower collateral requirements from our workers’ compensation insurance providers, as well as the timing of collateral payments.

Page - 34

MANAGEMENT'S DISCUSSION AND ANALYSIS

Fiscal 2016 as compared to fiscal 2015
Net cash used in investing activities was $143 million for the year ended January 1, 2017, compared to $105 million for the same period in 2015.

•	Cash used in investing activities of $72 million in 2016 was for the acquisition of the RPO business of Aon Hewitt, effective January 4, 2016.

•
The change in restricted cash and investments was primarily due to an increase in collateral requirements paid to our workers’ compensation insurance providers, as well as timing of collateral payments.

Cash flows from financing activities
Our cash flows from financing activities were as follows:

	Years ended
(in thousands)	2017	2016	2015
Purchases and retirement of common stock	$(36,680)	$(5,748)	$—
Net proceeds from stock option exercises and employee stock purchase plans	1,646	1,542	1,563
Common stock repurchases for taxes upon vesting of restricted stock	(3,127)	(2,851)	(3,869)
Net change in Revolving Credit Facility	(16,607)	(105,579)	46,091
Payments on debt and other liabilities	(2,267)	(2,456)	(2,078)
Payment of contingent consideration at acquisition date fair value	(18,300)	—	—
Other	—	(29)	1,079
Net cash provided by (used in) financing activities	$(75,335)	$(115,121)	$42,786
Fiscal 2017 as compared to fiscal 2016
Net cash used in financing activities was $75 million for the year ended December 31, 2017, compared to $115 million for the same period in the prior year.

•
During fiscal 2017, we repurchased shares using the remaining $29 million available under our $75 million share repurchase program. Under this program we repurchased and retired 4.8 million shares of our common stock. On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. During the year ended December 31, 2017, we used $7 million under this new program to repurchase shares.

•
During fiscal 2017, we paid $23 million relating to contingent consideration in connection with our acquisition of SIMOS in December 2015. The total contingent consideration payment included $18 million related to the final purchase price fair value, which is reflected in cash flows used in financing activities, with the remaining balance of $4 million reflected in cash flows used in operating activities as a decrease in other assets and liabilities.

Fiscal 2016 as compared to fiscal 2015
Net cash used in financing activities was $115 million for the year ended January 1, 2017, compared to net cash provided by financing activities of $43 million for the same period in 2015. This change was primarily due to repayments on our Revolving Credit Facility net of the acquisition of the RPO business of Aon Hewitt, effective January 4, 2016 in the amount of $72 million. See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Revolving Credit Facility.
Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300 million expires on June 30, 2019. The Revolving Credit Facility is an asset-backed facility, which is secured by a pledge of substantially all of the assets of TrueBlue, Inc. and material U.S. domestic subsidiaries. The additional amount available to borrow at December 31, 2017 was $117 million. We believe the Revolving Credit Facility provides adequate borrowing availability to support our anticipated needs.

Page - 35

MANAGEMENT'S DISCUSSION AND ANALYSIS

•	We had cash and cash equivalents of $29 million at December 31, 2017.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At December 31, 2017, we had restricted cash and investments totaling $239 million.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources
Revolving credit facility
See Note 8: Long-term Debt, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Revolving Credit Facility.
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At December 31, 2017, we had restricted cash and investments totaling $239 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 4: Restricted Cash and Investments, to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K, for details of our Restricted Cash and Investments.
We established investment policy directives for the Trust with the first priority to ensure sufficient liquidity to pay workers’ compensation claims, second to maintain and ensure a high degree of liquidity, and third to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S. agency debentures, U.S. agency mortgages, corporate securities and municipal securities. For those investments rated by nationally recognized rating organizations the minimum ratings are:

	S&P	Moody’s	Fitch
Short-term rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term rating	A	A2	A
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
Workers’ compensation collateral
Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit and/or surety bonds. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. The majority of the restricted cash and investments collateralizing our self-insured workers’ compensation policies are held in the Trust.

Page - 36

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	December 31, 2017	January 1, 2017
Cash collateral held by workers’ compensation insurance carriers	$22,148	$28,066
Cash and cash equivalents held in Trust	16,113	32,841
Investments held in Trust	171,752	146,517
Letters of credit (1)	7,748	7,982
Surety bonds (2)	19,829	20,440
Total collateral commitments	$237,590	$235,846

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	December 31, 2017	January 1, 2017
Total workers’ compensation reserve	$274,323	$277,351
Add back discount on workers’ compensation reserve (1)	19,277	14,818
Less excess claims reserve (2)	(48,826)	(52,930)
Reimbursable payments to insurance provider (3)	5,492	10,193
Less portion of workers’ compensation not requiring collateral (4)	(12,676)	(13,586)
Total collateral commitments	$237,590	$235,846

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

Page - 37

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
positive or adverse development of claims. Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 31, 2017, the weighted average discount rate was 1.8%. The claim payments are made over an estimated weighted average period of approximately five years.

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 31, 2017, the weighted average rate was 2.5%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $49 million and $53 million as of December 31, 2017 and January 1, 2017, respectively.
The following table provides an analysis of changes in our workers’ compensation claims reserves:

	Years ended
(in thousands)	2017	2016	2015
Beginning balance	$277,351	$266,280	$242,839
Self-insurance reserve expenses related to current year, net	83,966	88,753	93,138
Payments related to current year claims (1)	(17,123)	(16,529)	(19,519)
Payments related to claims from prior years (1)	(49,668)	(57,093)	(51,232)
Changes to prior years’ self-insurance reserve, net (2)	(14,349)	(12,992)	(10,117)
Amortization of prior years’ discount (3)	(1,754)	5,029	(1,293)
Net change in excess claims reserve (4)	(4,100)	3,903	3,976
Liability assumed from acquired business, net (5)	—	—	8,488
Ending balance	274,323	277,351	266,280
Less current portion	77,218	79,126	69,308
Long-term portion	$197,105	$198,225	$196,972

(1)	Payments made against self-insured claims are made over a weighted average period of approximately five years at December 31, 2017.

(2)	Changes in reserve estimates are reflected in the statement of operations in the period when the changes in estimates are made.

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

(5)
Effective December 1, 2015, we acquired SIMOS, including $9 million of workers’ compensation liability. For the period ended December 25, 2015, the assumed liability was reduced for payments and changes to actuarial estimates.

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

Page - 38

MANAGEMENT'S DISCUSSION AND ANALYSIS

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a summary of our contractual obligations as of the end of fiscal 2017. We expect to fund these commitments with existing cash and cash equivalents, and cash flows from operations.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest and fees (1):
Revolving Credit Facility	$105,279	$3,650	$101,629	$—	$—
Term Loan	23,539	2,899	20,640	—	—
Workers’ compensation claims (2)	244,771	77,216	69,326	27,262	70,967
Deferred compensation (3)	3,200	270	1,414	735	781
Operating leases (4)	28,254	8,779	13,502	5,471	502
Purchase obligations (5)	27,574	9,199	14,353	2,778	1,244
Total contractual cash obligations	$432,617	$102,013	$220,864	$36,246	$73,494

(1)
Interest and fees are calculated based on the rates in effect at December 31, 2017. Our Revolving Credit Facility expires in 2019. For additional information, see Note 8: Long-term Debt to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(2)
Excludes estimated expenses related to claims above our self-insured limits, for which we have a corresponding receivable based on the contractual policy agreements we have with insurance carriers. For additional information, see Note 7: Workers’ Compensation Insurance to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Page - 39

MANAGEMENT'S DISCUSSION AND ANALYSIS

Workers’ compensation reserve
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
There are two main factors that impact workers’ compensation expense: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. A 5% change in one or more of the above factors would result in a change to workers’ compensation expense of approximately $4 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.
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
Business combinations
We account for our business acquisitions using the purchase method of accounting. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. Determining the fair value of an acquired company is judgmental in nature and involves the use of significant estimates and assumptions. The significant judgments include estimation of future cash flows, which is dependent on forecasts; estimation of the long-term rate of growth; estimation of the useful life over which cash flows will occur; and determination of a weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the business being purchased. Intangible assets that arise from contractual/legal rights, or are capable of being separated, are measured and recorded at fair value and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill.
Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. Acquisition-related costs are expensed as incurred. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). Cash payments for contingent or deferred consideration are classified within cash flows from investing activities for the purchase price fair value of the contingent consideration while amounts paid in excess are classified within cash flows from operating activities within the Consolidated Statements of Cash Flows.
Goodwill and indefinite-lived intangible assets

Page - 40

MANAGEMENT'S DISCUSSION AND ANALYSIS

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our second quarter, and more frequently if an event occurs or circumstances change that would indicate impairment may exist. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, customer engagement, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our service lines to be our reporting units for goodwill impairment testing. Our service lines are PeopleReady, PlaneTechs, Centerline Drivers, Staff Management, SIMOS, PeopleScout and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. The fair value of each reporting unit is a weighted average of the income and market valuation approaches. The income approach applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent annual impairment test ranged from 11.5% to 12.0%. We also apply a market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation and amortization. The income and market approaches were equally weighted in our most recent annual impairment test. These combined fair values are reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation, resulting in a reasonable control premium. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Based on our test performed as of the first day of our second quarter of fiscal 2017, all reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, no impairment loss was recognized.
Based on our test performed in 2016, we recorded a goodwill impairment charge of $66 million. See Note 6: Goodwill and intangible assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Based on our test performed in 2016, we recorded an impairment charge of $5 million. See Note 6: Goodwill and intangible assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Intangible assets and other long-lived assets
We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques.

Page - 41

MANAGEMENT'S DISCUSSION AND ANALYSIS

In 2016, we recorded an impairment to our acquired trade names/trademarks intangible assets of $4 million and an impairment to our customer relationships intangible assets of $29 million. See Note 6: Goodwill and intangible assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Estimated contingent legal and regulatory liabilities
From time to time we are subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration, and safety. We are also subject to legal proceedings in the ordinary course of our operations. We have established reserves for contingent legal and regulatory liabilities. We record a liability when our management determines that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We evaluate our estimated liability regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.
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
Trust assets
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of the workers’ compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities and agency mortgage-backed securities. The majority of our collateral obligations are held in a trust (“Trust”) at the Bank of New York Mellon. The individual investments within the Trust are subject to credit risk due to possible rating changes, default, or impairment. We monitor the portfolio to ensure this risk does not exceed prudent levels. We consistently apply and adhere to our investment policy of holding high-quality, diversified securities. We have the positive intent and ability to hold these investments until maturity and accordingly have classified them as held-to-maturity. For additional information, see Note 4: Restricted Cash and Investments, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Long-term debt
We are subject to the risk of fluctuating interest rates on our Revolving Credit Facility and Term Loan, which bear interest at variable rates. For additional information, see Note 8: Long-term Debt, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Based on the principal balance of our outstanding Term Loan of $23 million and Revolving Credit Facility of $96 million as of December 31, 2017, an increase or decrease of the interest rate by 10% over the next year would not have a material effect on our annual interest expense.

Page - 42

Foreign currency exchange rate risk
The majority of our revenue, expense, liabilities and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the United States, we have minimal transactions in other currencies, primarily the Canadian and Australian dollar. We have not hedged our foreign currency translation risk. We have the ability to hold our foreign currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates will have a material impact on future operating results or cash flows.

Page - 43

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and January 1, 2017, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP

Seattle, Washington
February 26, 2018

We have served as the Company’s auditor since 2009.

Page - 44

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)	December 31, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$28,780	$34,970
Accounts receivable, net of allowance for doubtful accounts of $4,344 and $5,160	374,273	352,606
Prepaid expenses, deposits and other current assets	20,605	21,373
Income tax receivable	4,621	18,854
Total current assets	428,279	427,803
Property and equipment, net	60,163	63,998
Restricted cash and investments	239,231	231,193
Deferred income taxes, net	3,783	6,770
Goodwill	226,694	224,223
Intangible assets, net	104,615	125,671
Other assets, net	46,266	50,787
Total assets	$1,109,031	$1,130,445
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$55,091	$66,758
Accrued wages and benefits	76,894	79,782
Current portion of workers’ compensation claims reserve	77,218	79,126
Contingent consideration	—	21,600
Other current liabilities	3,216	3,869
Total current liabilities	212,419	251,135
Workers’ compensation claims reserve, less current portion	197,105	198,225
Long-term debt, less current portion	116,489	135,362
Long-term deferred compensation liabilities	21,866	14,946
Other long-term liabilities	6,305	5,598
Total liabilities	554,184	605,266

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,098 and 42,171 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(6,804)	(11,433)
Retained earnings	561,650	536,611
Total shareholders’ equity	554,847	525,179
Total liabilities and shareholders’ equity	$1,109,031	$1,130,445
See accompanying notes to consolidated financial statements

Page - 45

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended
(in thousands, except per share data)	2017	2016	2015
Revenue from services	$2,508,771	$2,750,640	$2,695,680
Cost of services	1,874,298	2,070,922	2,060,007
Gross profit	634,473	679,718	635,673
Selling, general and administrative expense	510,794	546,477	495,988
Depreciation and amortization	46,115	46,692	41,843
Goodwill and intangible asset impairment charge	—	103,544	—
Income (loss) from operations	77,564	(16,995)	97,842
Interest expense	(5,494)	(7,166)	(4,160)
Interest and other income	5,480	3,821	2,765
Interest and other income (expense), net	(14)	(3,345)	(1,395)
Income (loss) before tax expense	77,550	(20,340)	96,447
Income tax expense (benefit)	22,094	(5,089)	25,200
Net income (loss)	$55,456	$(15,251)	$71,247

Net income (loss) per common share:
Basic	$1.35	$(0.37)	$1.73
Diluted	$1.34	$(0.37)	$1.71

Weighted average shares outstanding:
Basic	41,202	41,648	41,226
Diluted	41,441	41,648	41,622

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$3,355	$1,830	$(14,362)
Unrealized gain (loss) on investments, net of tax	1,274	750	(522)
Total other comprehensive income (loss), net of tax	4,629	2,580	(14,884)
Comprehensive income (loss)	$60,085	$(12,671)	$56,363
See accompanying notes to consolidated financial statements

Page - 46

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock			Accumulated other comprehensive income (loss)	Total shareholders’ equity
(in thousands)	Shares	Amount	Retained earnings
Balances, December 26, 2014	41,530	$1	$468,462	$871	$469,334
Net income	—	—	71,247	—	71,247
Other comprehensive loss, net of tax	—	—	—	(14,884)	(14,884)
Issuances under equity plans, including tax benefits	494	—	(1,227)	—	(1,227)
Stock-based compensation	—	—	11,103	—	11,103
Balances, December 25, 2015	42,024	1	549,585	(14,013)	535,573
Net loss	—	—	(15,251)	—	(15,251)
Other comprehensive income, net of tax	—	—	—	2,580	2,580
Purchases and retirement of common stock	(332)	—	(5,748)	—	(5,748)
Issuances under equity plans, including tax benefits	445	—	(1,338)	—	(1,338)
Stock-based compensation	34	—	9,363	—	9,363
Balances, January 1, 2017	42,171	1	536,611	(11,433)	525,179
Net income	—	—	55,456	—	55,456
Other comprehensive income, net of tax	—	—	—	4,629	4,629
Purchases and retirement of common stock	(1,530)	—	(36,680)	—	(36,680)
Issuances under equity plans, including tax benefits	418	—	(1,481)	—	(1,481)
Stock-based compensation	39	—	7,744	—	7,744
Balances, December 31, 2017	41,098	$1	$561,650	$(6,804)	$554,847
See accompanying notes to consolidated financial statements

Page - 47

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$55,456	$(15,251)	$71,247
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	46,115	46,692	41,843
Goodwill and intangible asset impairment charge	—	103,544	—
Provision for doubtful accounts	6,808	8,308	7,132
Stock-based compensation	7,744	9,363	11,103
Deferred income taxes	2,440	(25,355)	5,176
Other operating activities	2,066	7,910	446
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(28,483)	112,785	(89,474)
Income tax receivable	14,875	9,450	(16,678)
Other assets	5,289	470	(6,398)
Accounts payable and other accrued expenses	(10,569)	(4,101)	23,261
Accrued wages and benefits	(2,888)	(7,313)	12,203
Workers’ compensation claims reserve	(1,048)	11,070	14,736
Other liabilities	2,046	4,182	(2,525)
Net cash provided by operating activities	99,851	261,754	72,072
Cash flows from investing activities:
Capital expenditures	(21,958)	(29,042)	(18,394)
Acquisitions of businesses	—	(72,476)	(67,500)
Sales and maturities of marketable securities	—	—	1,500
Change in restricted cash	21,505	(19,773)	18,374
Purchases of restricted investments	(50,601)	(37,173)	(51,516)
Maturities of restricted investments	20,157	15,248	12,510
Net cash used in investing activities	(30,897)	(143,216)	(105,026)
Cash flows from financing activities:
Purchases and retirement of common stock	(36,680)	(5,748)	—
Net proceeds from stock option exercises and employee stock purchase plans	1,646	1,542	1,563
Common stock repurchases for taxes upon vesting of restricted stock	(3,127)	(2,851)	(3,869)
Net change in Revolving Credit Facility	(16,607)	(105,579)	46,091
Payments on debt	(2,267)	(2,456)	(2,078)
Payment of contingent consideration at acquisition date fair value	(18,300)	—	—
Other	—	(29)	1,079
Net cash provided by (used in) financing activities	(75,335)	(115,121)	42,786
Effect of exchange rate changes on cash and cash equivalents	191	1,772	283
Net change in cash and cash equivalents	(6,190)	5,189	10,115
CASH AND CASH EQUIVALENTS, beginning of period	34,970	29,781	19,666
CASH AND CASH EQUIVALENTS, end of period	$28,780	$34,970	$29,781
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,811	$4,083	$3,504
Income taxes	4,593	10,312	34,401
Non-cash transactions:
Property and equipment purchased but not yet paid	375	1,471	341
Non-cash acquisition adjustments	—	3,783	—
See accompanying notes to consolidated financial statements

Page - 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
TrueBlue, Inc. (“TrueBlue,” “we,” “us,” and “our”) is a leading provider of specialized workforce solutions and services, helping customers improve growth and performance by providing contingent staffing, recruitment process outsourcing solutions and management of contingent staffing. Our workforce solutions meet customers’ needs for a reliable, efficient workforce in a wide variety of industries. Through our workforce solutions, we help businesses be more productive and we connect people to work each year. We are headquartered in Tacoma, Washington.
We operate our workforce solutions through three reportable segments, PeopleReady, PeopleManagement and PeopleScout. For additional information on our segments see Note 16: Segment Information.
Basis of presentation
The consolidated financial statements include the accounts of TrueBlue and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Fiscal period end
On December 15, 2016, we changed our fiscal period end day from the last Friday to the Sunday closest to the last day of December. Our fiscal quarters also ended on the Sunday closest to the last day in March, June and September in fiscal 2017. In prior years, the consolidated financial statements were presented with the last day of the fiscal year ending on the last Friday of December. The change in fiscal year end and quarter end did not have a material effect on the comparability of the periods presented.
The consolidated financial statements are presented on a 52/53-week fiscal year-end basis, with the last day of the fiscal year ending on the Sunday closest to the last day of December. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while fiscal years consisting of 52 weeks, all quarters will consist of 13 weeks. Of the three most recent years ended on December 31, 2017, the 2016 fiscal year included 53 weeks, with the 53rd week falling in our fourth quarter. All other years presented include 52 weeks.
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
We primarily record revenue on a gross basis as a principal versus on a net basis as an agent in the Consolidated Statements of Operations and Comprehensive Income (Loss). We have determined that gross reporting as a principal is the appropriate treatment based upon the following key factors:

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
Advertising costs
Advertising costs consist primarily of print and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expense were $7.3 million, $7.8 million and $9.1 million in fiscal 2017, 2016 and 2015, respectively.

Page - 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, cash equivalents and marketable securities
We consider all highly liquid instruments purchased with an original maturity of three months or less at date of purchase to be cash equivalents. Investments with original maturities greater than three months are classified as marketable securities. We do not buy and hold securities principally for the purpose of selling them in the near future. Our investment policy is focused on the preservation of capital, liquidity and return. From time to time, we may sell certain securities but the objective is generally not to generate profits on short-term differences in price. We manage our cash equivalents and marketable securities as a single portfolio of highly liquid securities.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are recorded at the invoiced amount. We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The allowance for doubtful accounts is determined based on current collection efforts, historical collection trends, write-off experience, customer credit risk and current economic data. The allowance for doubtful accounts is reviewed quarterly and represents our best estimate of the amount of probable credit losses. Past due balances are written off when it is probable the receivable will not be collected.
Restricted cash and investments
Cash and investments pledged as collateral and restricted to use for workers’ compensation insurance programs are included as restricted cash and investments on our Consolidated Balance Sheets. Our investments consist of highly-rated investment grade debt securities, which are rated A1/P1 or higher for short-term securities and A or higher for long-term securities, by nationally recognized rating organizations. We have the positive intent and ability to hold our restricted investments until maturity in accordance with our investment policy and, accordingly, all of our restricted investments are classified as held-to-maturity. In the event that an investment is downgraded, it is replaced with a highly-rated investment grade security. We review for impairment on a quarterly basis and do not consider temporary unrealized losses to be an impairment.
We have an agreement with American International Group, Inc. and the Bank of New York Mellon Corporation creating a trust (“Trust”), which holds the majority of our collateral obligations under existing workers’ compensation insurance policies. Placing the collateral in the Trust allows us to manage the investment of the assets and provides greater protection of those assets.
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

•
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

•	Level 3: For assets and liabilities with unobservable inputs, we typically rely on management’s estimates of assumptions that market participants would use in pricing the asset or liability.
The carrying value of our cash and cash equivalents and restricted cash approximates fair value because of the short-term maturity of those instruments. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.
The carrying value of our accounts receivable, accounts payable and other accrued expenses, and accrued wages and benefits approximates fair value due to their short-term nature. We also hold certain restricted investments which collateralize workers’ compensation programs and are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets.
Certain items such as goodwill and other intangible assets are recognized or disclosed at fair value on a non-recurring basis. We determine the fair value of these items using level 3 inputs.

Page - 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment
Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	40
Computers and software	3 - 10
Furniture and equipment	3 - 10
Leasehold improvements are amortized over the shorter of the related non-cancelable lease term or their estimated useful lives.
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
Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, from three to ten years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life. Software maintenance and training costs are expensed in the period incurred.
Leases
We conduct our branch office operations from leased locations. Many leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of our lease agreements generally range from three to five years with options to cancel, typically within 90 days of notification.
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
Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term. We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.
Intangible assets and other long-lived assets
We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Based on our review there was no impairment loss recognized for the year ended December 31, 2017 nor December 25, 2015. In the prior year, we recorded an impairment to our acquired trade names/trademarks intangible assets of $4.3 million and an impairment to our customer relationships intangible assets of $28.9 million.
Goodwill
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our second quarter, and more frequently if an event occurs or circumstances change that would indicate impairment may exist. These events or circumstances could include a significant change in the business climate, operating performance indicators, competition, customer engagement, legal factors or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.
Based on our annual goodwill impairment test performed as of the first day of our second quarter, all reporting units’ fair values were substantially in excess of their respective carrying values for fiscal 2017. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Accordingly, no impairment loss was recognized for

Page - 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal 2017. In the prior year, we recorded a goodwill impairment charge of $65.9 million. There was no goodwill impairment charge recorded in fiscal 2015.
Long-lived asset impairment
Long-lived assets include property and equipment, and finite-lived intangible assets. Property and equipment are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We have indefinite-lived intangible assets related to our Staff Management and PeopleScout trade names. We test our trade names annually for impairment, and when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. There were no triggering events during fiscal 2017 nor 2015 that would require us to perform an impairment test over our long-lived assets. Accordingly, there were no impairment charges recorded during fiscal 2017 nor 2015.
During fiscal 2016, we recognized an impairment charge on indefinite-lived intangible assets of $4.5 million.
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
All acquisition-related costs are expensed as incurred and recorded in selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, we recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions, and record them as selling, general and administrative expense.
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
Legal contingency reserves and regulatory liabilities
From time to time we are subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration and safety. In addition, we are subject to legal proceedings in the ordinary course of our operations. We establish accruals for contingent legal and regulatory liabilities when management determines that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company is contractually obligated to reimburse us for a liability, we record a receivable

Page - 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the amount of the probable reimbursement. We evaluate our reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.
Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have determined that a valuation allowance is appropriate for certain net operating losses and tax credits that we expect will not be utilized within the permitted carryforward periods as of December 31, 2017 and January 1, 2017.
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
Foreign currency
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in other comprehensive income (“OCI”), where applicable. Currency gains and losses on intercompany loans intended to be a permanent investments in international subsidiaries are included, net of tax, in OCI.
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

Page - 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) per share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of vested and non-vested restricted stock, performance share units and shares issued under the employee stock purchase plan, except where their inclusion would be anti-dilutive.
Anti-dilutive shares primarily include non-vested restricted stock and performance share units for which the sum of the assumed proceeds, including unrecognized compensation expense, exceeds the average stock price during the periods presented. Anti-dilutive shares associated with our stock options relate to those stock options with an exercise price higher than the average market value of our stock during the periods presented.
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
Recently adopted accounting standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the subsequent measurement of goodwill by eliminating the requirement to perform a Step 2 impairment test to compute the implied fair value of goodwill. As a result, companies will only compare the fair value of a reporting unit to its carrying value (Step 1) and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance for our fiscal 2017 annual impairment test. The adoption of the new standard did not have any impact to our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In February 2018, the FASB issued guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), with early adoption permitted. We plan to adopt this guidance on the effective date and do not expect the adoption to have a material impact on our financial statements.
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
In November 2016, the FASB issued guidance to amend the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. We plan to adopt this guidance on the effective date. Changes in restricted cash recorded in cash flows from investing were $21.5 million, $19.8 million and $18.4 million for the years ended December 31, 2017, January 1, 2017 and December 25, 2015, respectively.

Page - 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In January 2016, the FASB issued guidance on the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). Early adoption of the amendments in the guidance is not permitted, with limited exceptions, and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We plan to adopt the guidance on the effective date. We do not expect the adoption to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued guidance outlining a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes the current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments as well as assets recognized from costs incurred to obtain or fulfill a contract. The guidance provides two methods of initial adoption: retrospective for all periods presented (full retrospective), or a cumulative adjustment in the year of adoption (modified retrospective). Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations; 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance; and 3) additional guidance and practical expedients in response to identified implementation issues. The effective date is for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). We will adopt the guidance using the modified retrospective approach in the first quarter of 2018.

Page - 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We utilized a cross-functional implementation team consisting of representatives from across our business segments and various departments. This included a bottoms-up analysis to determine the impact of the standard on our various revenue streams by reviewing our current contracts with customers, accounting policies and business practices to identify potential differences that would result from applying the requirements of the new standard.
We have completed our evaluation of the impact that adopting the new standard will have on our financial statements and have concluded that it will not have a material impact on our financial reporting other than expanded disclosures as a majority of our revenues are from contingent staffing and other staffing fee-based arrangements.  For such arrangements, the performance obligation transfer of control and revenue recognition occurs at the time when the service is provided, consistent with previous revenue recognition guidance.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
NOTE 2:     ACQUISITIONS
2016 acquisition

Effective January 4, 2016, we acquired certain assets and assumed certain liabilities of the recruitment process outsourcing (“RPO”) business of Aon Hewitt for a cash purchase price of $72.5 million, net of the final working capital adjustment. We amended our existing credit facility to temporarily increase the borrowing capacity by $30.0 million, which was used to fund the acquisition. The RPO business of Aon Hewitt broadened our PeopleScout RPO services and has been fully integrated into our PeopleScout service line, which is part of our PeopleScout reportable segment.

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

The following table reflects our final allocation of the purchase price:

(in thousands)	Purchase price allocation
Cash purchase price, net of working capital adjustment	$72,476
Purchase price allocated as follows:
Accounts receivable	$12,272
Prepaid expenses, deposits and other current assets	894
Customer relationships	34,900
Technologies	400
Total assets acquired	48,466
Accrued wages and benefits	1,025
Other long-term liabilities	456
Total liabilities assumed	1,481
Net identifiable assets acquired	46,985
Goodwill (1)	25,491
Total consideration allocated	$72,476

(1)
Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers and future cash flows after the acquisition of the RPO business of Aon Hewitt. Goodwill is deductible for income tax purposes over 15 years as of January 4, 2016.

Intangible assets include identifiable intangible assets for customer relationships and developed technologies. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach for customer relationships and the cost approach for developed technologies. No residual value was estimated for any of the intangible assets.

Page - 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of January 4, 2016:

(in thousands, except for estimated useful lives, in years)	Estimated Fair Value	Estimated Useful Lives in Years
Customer relationships	$34,900	9.0
Technologies	400	3.0
Total acquired identifiable intangible assets	$35,300

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
2015 acquisition

Effective December 1, 2015, we acquired SIMOS Insourcing Solutions Corporation (“SIMOS”), an Atlanta-based provider of on-premise workforce management solutions for a cash purchase price of $66.6 million, net of the final working capital adjustment, which was funded by our existing credit facility. An additional cash payment of $22.5 million of contingent consideration was paid during the second quarter of fiscal 2017 as a result of SIMOS achieving a fiscal 2016 earnings before interest, taxes, depreciation and amortization target. SIMOS broadened our on-premise contingent staffing solution, which is part of our PeopleManagement reportable segment. Refer to Note 3: Fair Value Measurement for further details regarding the contingent consideration.

Page - 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects our final allocation of the purchase price:

(in thousands)	Purchase price allocation
Purchase price:
Cash purchase price, net of working capital adjustment	$66,603
Contingent consideration (1)	18,300
Total consideration	$84,903

Purchase price allocated as follows:
Accounts receivable (2)	$19,207
Prepaid expenses, deposits and other current assets	461
Property and equipment	464
Customer relationships	39,000
Trade name/trademarks	800
Technologies	100
Restricted cash	4,277
Other non-current assets	2,439
Total assets acquired	66,748

Accounts payable and other accrued expenses	3,741
Accrued wages and benefits	4,075
Workers’ compensation liability	8,520
Total liabilities assumed	16,336

Net identifiable assets acquired	50,412
Goodwill (3)	34,491
Total consideration allocated	$84,903

(1)	The present value of the $22.5 million contingent consideration as of the acquisition date based on a probability-weighted fair value measurement.

(2)	The gross contractual amount of accounts receivable was $19.3 million of which $0.1 million was estimated to be uncollectible.

(3)
Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers and future cash flows after the acquisition of SIMOS. Goodwill is deductible for income tax purposes over 15 years as of December 1, 2015.

Intangible assets include identifiable intangible assets for customer relationships, trade name/trademarks and developed technologies. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach for customer relationships and trade name/trademarks, and the cost approach for developed technologies.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of December 1, 2015:

(in thousands, except for estimated useful lives, in years)	Estimated fair value	Estimated useful life in years
Customer relationships	$39,000	9.0
Trade name/trademarks	800	3.0
Technologies	100	2.0
Total acquired identifiable intangible assets	$39,900
The acquisition of SIMOS was not material to our consolidated results of operations and as such, pro forma financial information was not required.

NOTE 3:	FAIR VALUE MEASUREMENT
Assets and liabilities measured at fair value on a recurring basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following:

	December 31, 2017
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets:
Cash and cash equivalents (1)	$28,780	$28,780	$—	$—
Restricted cash and cash equivalents (1)	39,039	39,039	—	—
Other restricted assets (2)	28,440	28,440	—	—
Restricted investments classified as held-to-maturity	172,238	—	172,238	—

	January 1, 2017
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets:
Cash and cash equivalents (1)	$34,970	$34,970	$—	$—
Restricted cash and cash equivalents (1)	67,751	67,751	—	—
Other restricted assets (2)	16,925	16,925	—	—
Restricted investments classified as held-to-maturity	145,953	—	145,953	—

Financial liabilities:
Contingent consideration (3)	21,600	—	—	21,600

(1)	Cash equivalents and restricted cash equivalents consist of money market funds, deposits and investments with original maturities of three months or less.

(2)	Other restricted assets primarily consist of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.

(3)
The estimated fair value of the contingent consideration associated with the acquisition of SIMOS, which was estimated using a probability-adjusted discounted cash flow model. Refer to Note 2: Acquisitions for further details regarding the SIMOS acquisition.

Page - 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (level 3) for the year ended December 31, 2017:

(in thousands)
Fair value measurement at beginning of period	$21,600
Accretion on contingent consideration	900
Payment of contingent consideration	(22,500)
Fair value measurement at end of period	$—
During the second quarter of fiscal 2017, we paid $22.5 million relating to the contingent consideration associated with our acquisition of SIMOS. The purchase price fair value of the contingent consideration of $18.3 million is reflected in cash flows used in financing activities and the remaining balance of $4.2 million is recognized in cash flows used in operating activities as a decrease in other assets and liabilities.

Changes in the fair value of the contingent consideration are recorded in selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of the present value discount was recorded in interest expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

There were no material transfers between level 1, level 2 and level 3 of the fair value hierarchy during the years ended December 31, 2017 and January 1, 2017.
Assets measured at fair value on a nonrecurring basis

We measure certain non-financial assets on a non-recurring basis, including goodwill and certain intangible assets. As a result of those measurements, we recognized impairment charges of $103.5 million during the year ended January 1, 2017, as follows:

	January 1, 2017
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total impairment loss
Goodwill	$42,629	$—	$—	$42,629	$(65,869)
Customer relationships	11,100	—	—	11,100	(28,900)
Trade names/trademarks	3,600	—	—	3,600	(8,775)
Total	$57,329	$—	$—	$57,329	$(103,544)

Goodwill, finite-lived customer relationships, trade names/trademarks intangible assets and indefinite-lived intangible trade names/trademarks intangible assets with a total carrying value of $160.8 million were written down to their fair value of $57.3 million, resulting in an impairment charge of $103.5 million, which was recorded in earnings for the year ended January 1, 2017.

There were no goodwill or intangible asset impairment charges recorded during fiscal 2017 nor 2015.

NOTE 4:	RESTRICTED CASH AND INVESTMENTS

Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities and asset-backed securities. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). Our investments have not resulted in any other-than-temporary impairments.

Page - 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our restricted cash and investments:

(in thousands)	December 31, 2017	January 1, 2017
Cash collateral held by insurance carriers	$22,926	$34,910
Cash and cash equivalents held in Trust	16,113	32,841
Investments held in Trust	171,752	146,517
Other (1)	28,440	16,925
Total restricted cash and investments	$239,231	$231,193

(1)	Primarily consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities.
The following tables present fair value disclosures for our held-to-maturity investments, which are carried at amortized cost:

	December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Municipal debt securities	$82,770	$974	$(378)	$83,366
Corporate debt securities	83,916	309	(434)	83,791
Agency mortgage-backed securities	4,066	22	(26)	4,062
U.S. government and agency securities	1,000	19	—	1,019
	$171,752	$1,324	$(838)	$172,238

	January 1, 2017
(in thousands)	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Municipal debt securities	$71,618	$443	$(865)	$71,196
Corporate debt securities	68,934	212	(352)	68,794
Agency mortgage-backed securities	5,965	30	(32)	5,963
	$146,517	$685	$(1,249)	$145,953
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	December 31, 2017
(in thousands)	Amortized cost	Fair value
Due in one year or less	$17,265	$17,248
Due after one year through five years	90,906	90,825
Due after five years through ten years	63,581	64,165
	$171,752	$172,238
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

Page - 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following:

(in thousands)	December 31, 2017	January 1, 2017
Buildings and land	$37,672	$35,514
Computers and software	149,835	130,317
Furniture and equipment	15,527	12,262
Construction in progress	7,157	12,073
Gross property and equipment	210,191	190,166
Less accumulated depreciation	(150,028)	(126,168)
Property and equipment, net	$60,163	$63,998
Capitalized software costs, net of accumulated depreciation, were $21.9 million and $19.2 million as of December 31, 2017 and January 1, 2017, respectively, excluding amounts in construction in progress. Construction in progress consists primarily of purchased and internally-developed software.

Depreciation expense of property and equipment totaled $24.7 million, $21.6 million and $21.9 million for the years ended December 31, 2017, January 1, 2017 and December 25, 2015, respectively.

NOTE 6:	GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill by our reportable segments:

(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Total company
Balance at December 25, 2015
Goodwill before impairment	$106,304	$103,977	$104,424	$314,705
Accumulated impairment loss	(46,210)	—	—	(46,210)
Goodwill, net	60,094	103,977	104,424	268,495

Acquired goodwill and other (1)	—	(3,831)	25,491	21,660
Impairment loss	—	(50,700)	(15,169)	(65,869)
Foreign currency translation	—	—	(63)	(63)

Balance at January 1, 2017
Goodwill before impairment	106,304	100,146	129,852	336,302
Accumulated impairment loss	(46,210)	(50,700)	(15,169)	(112,079)
Goodwill, net	60,094	49,446	114,683	224,223

Foreign currency translation	—	—	2,471	2,471

Balance at December 31, 2017
Goodwill before impairment	106,304	100,146	132,323	338,773
Accumulated impairment loss	(46,210)	(50,700)	(15,169)	(112,079)
Goodwill, net	$60,094	$49,446	$117,154	$226,694

(1) Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, which is part of our PeopleScout reportable segment. Accordingly, the goodwill associated with the acquisition has been assigned to our PeopleScout reportable segment based on our purchase price allocation. Effective December 1, 2015, we acquired SIMOS, which is part of our PeopleManagement reportable segment. The amount presented includes year-to-date adjustments to the preliminary SIMOS purchase accounting for goodwill. For additional information see Note 2: Acquisitions.

Page - 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets
Finite-lived intangible assets

The following table presents our purchased finite-lived intangible assets:

	December 31, 2017			January 1, 2017
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships (2)	$148,114	$(53,801)	$94,313	$165,725	$(54,676)	$111,049
Trade names/trademarks (3)	4,149	(3,736)	413	4,378	(3,385)	993
Non-compete agreements	1,400	(1,377)	23	1,400	(1,097)	303
Technologies	17,500	(13,588)	3,912	17,009	(9,683)	7,326
Total finite-lived intangible assets	$171,163	$(72,502)	$98,661	$188,512	$(68,841)	$119,671

(1)	Excludes assets that are fully amortized.

(2)	Balance at January 1, 2017, is net of impairment loss of $28.9 million.

(3)	Balance at January 1, 2017, is net of impairment loss of $4.3 million.

Amortization expense of our finite-lived intangible assets was $21.4 million, $25.1 million and $19.9 million for the years ended December 31, 2017, January 1, 2017 and December 25, 2015, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of December 31, 2017:

(in thousands)
2018	$19,821
2019	17,299
2020	15,736
2021	12,431
2022	12,128
Thereafter	21,246
Total future amortization	$98,661
Indefinite-lived intangible assets

We also held indefinite-lived trade names/trademarks of $6.0 million as of December 31, 2017 and January 1, 2017.

Impairments
There were no goodwill or intangible asset impairment charges recorded during fiscal 2017 or 2015.
2016 impairments
We performed our annual goodwill impairment analysis as of the first day of our second quarter of fiscal 2016. This analysis required significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent annual impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 12.0% to 17.0%.

Page - 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of our test we recorded a goodwill impairment charge of $65.9 million relating to the Staff Management, PlaneTechs and hrX reporting units as follows:

•
Staff Management: In April 2016, we were notified by our former largest customer of its plans to reduce the use of contingent labor and realign its contingent labor vendors for warehousing. Our former largest customer announced it would be reducing the use of our services for its warehouse fulfillment centers in the United States and focusing our services on its planned expansion of distribution service sites to a national network for delivery direct to the customer.

◦
Goodwill impairment - We estimated that the change in scope of our services would decrease revenues by approximately $125 million compared to the prior year. As a result, we lowered our future expectations, which resulted in a goodwill impairment charge of $33.7 million.

◦
Intangible asset impairment - The significant decrease in scope of services by our former largest customer required us to lower our future expectations, which was the primary trigger of an impairment charge to our acquired customer relationships intangible asset of $28.9 million and indefinite-lived intangible assets trade name of $4.5 million. Considerable management judgment was necessary to determine key assumptions, including projected revenue, royalty rates, and an appropriate discount rate of 13.0% for the customer relationships intangibles asset and 17.0% for the indefinite-lived trade-name. In addition, we utilized the relief from royalty method to determine the fair value of Staff Management’s indefinite-lived trade name using a royalty rate of 10.0%.

•
PlaneTechs: Revenue declined significantly compared to fiscal 2015 as large projects were completed for a major aviation customer and its supply chain and anticipated projects did not occur to the extent expected. PlaneTechs has been diversifying from providing services to one primary customer without offsetting growth in the broader aviation and transportation marketplace. As a result of significantly underperforming against current year expectations and increased future uncertainty, we lowered our future expectations, which resulted in a goodwill impairment charge of $17.0 million.

•
hrX: Sales of this service line included our internally developed applicant tracking software (“ATS”). ATS sales and prospects have underperformed against our expectations. As a result of underperforming against our expectations and increased future uncertainty in customer demand, we lowered our future expectations, which resulted in a goodwill impairment charge of $15.2 million. Note, our PeopleScout and hrX service lines were combined during fiscal 2016 and now represent a single operating segment (PeopleScout).

Spartan and CLP Resources: In the third quarter of fiscal 2016, we finalized the changes to the organizational and reporting structure of our Labor Ready, Spartan Staffing and CLP Resources service lines, which resulted in them merging into one service line. The combined service line was re-branded as PeopleReady. As a result, we recognized an impairment charge of $4.3 million for the remaining net book value of the Spartan and CLP Resources trade name/trademarks intangible assets.
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.8% and 1.6% at December 31, 2017 and January 1, 2017, respectively. Payments made against self-insured claims are made over a weighted average period of approximately five years at December 31, 2017.

Page - 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented as follows:

(in thousands)	December 31, 2017	January 1, 2017
Undiscounted workers’ compensation reserve	$293,600	$292,169
Less discount on workers’ compensation reserve	19,277	14,818
Workers’ compensation reserve, net of discount	274,323	277,351
Less current portion	77,218	79,126
Long-term portion	$197,105	$198,225
Payments made against self-insured claims were $66.8 million, $73.6 million and $70.7 million for the years ended December 31, 2017, January 1, 2017 and December 25, 2015, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims was $48.8 million and $52.9 million as of December 31, 2017 and January 1, 2017, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $45.0 million and $48.9 million as of December 31, 2017 and January 1, 2017, respectively, and are included in other assets, net on the accompanying Consolidated Balance Sheets.
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
The table below presents the estimated future payout of our discounted workers’ compensation claims reserve for the next five years and thereafter as of December 31, 2017:

(in thousands)
2018	$76,536
2019	42,611
2020	24,429
2021	15,227
2022	10,187
Thereafter	56,507
Sub-total	225,497
Excess claims (1)	48,826
Total	$274,323

(1)	Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.
Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation expense of $83.7 million, $94.0 million and $98.2 million was recorded in cost of services for the years ended December 31, 2017, January 1, 2017 and December 25, 2015, respectively.

Page - 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	LONG-TERM DEBT

The components of our borrowings were as follows:

(in thousands)	December 31, 2017	January 1, 2017
Revolving Credit Facility	$95,900	$112,507
Term Loan	22,856	25,122
Total debt	118,756	137,629
Less current portion	2,267	2,267
Long-term debt, less current portion	$116,489	$135,362

Revolving credit facility

Effective June 30, 2014, we entered into a Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility of $300.0 million with Bank of America, N.A., Wells Fargo Bank, National Association, HSBC and PNC Capital Markets LLC (“Revolving Credit Facility”). The Revolving Credit Facility, which matures June 30, 2019, amended and restated our previous credit facility.

The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The real estate lending limit is $17.4 million, and is reduced by $0.4 million on the first day of each calendar quarter. As of December 31, 2017, the Tacoma headquarters office building liquidation value totaled $11.8 million. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and certain other reserves, if deemed applicable. Each borrowing has a stated maturity of 90 days or less. At December 31, 2017, $221.5 million was available under the Revolving Credit Facility, $95.9 million was utilized as a draw on the facility, and $8.3 million was utilized by outstanding standby letters of credit, leaving $117.4 million available for additional borrowings. The letters of credit are primarily used to collateralize a portion of our workers’ compensation obligation.

Excess liquidity is an amount equal to the unused borrowing capacity under the Revolving Credit Facility plus certain unrestricted cash, cash equivalents and marketable securities. We are required to satisfy a fixed charge coverage ratio in the event we do not meet the excess liquidity requirement. The additional amount available to borrow at December 31, 2017 was $117.4 million and the amount of cash and cash equivalents under control agreements was $19.0 million, for a total of $136.4 million, which was well in excess of the $37.5 million liquidity requirement in effect on December 31, 2017. We are currently in compliance with all covenants related to the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed that is based on London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.00%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.00%. The applicable spread is determined by certain liquidity to debt ratios. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. At December 31, 2017, the applicable spread on LIBOR was 1.75% and the applicable spread on the base rate was 1.38%. As of December 31, 2017, the weighted average interest rate on outstanding borrowings was 3.13%.

A fee of 0.375% is applied against the Revolving Credit Facility’s unused borrowing capacity when utilization is less than 25%, or 0.25% when utilization is greater than or equal to 25%. Letters of credit are priced at the margin in effect for LIBOR loans, plus a fronting fee of 0.125%.

Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by a pledge of substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Revolving Credit Facility has variable rate interest and approximates fair value as of December 31, 2017 and January 1, 2017.

Page - 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term loan agreement
On February 4, 2013, we entered into an unsecured Term Loan Agreement (“Term Loan”) with Synovus Bank in the principal amount of $34.0 million. The Term Loan has a five-year maturity with fixed monthly principal payments, which total $2.3 million annually based on a loan amortization term of 15 years. Interest accrues at the one-month LIBOR index rate plus an applicable spread of 1.50%, which is paid in addition to the principal payments. At our discretion, we may elect to extend the term of the Term Loan by five consecutive one-year extensions. In October 2017, we extended the term of the Term Loan for one year. At December 31, 2017, the interest rate for the Term Loan was 2.86%.
At December 31, 2017, the remaining balance of the Term Loan was $22.9 million, of which $2.3 million is current and is included in other current liabilities on our Consolidated Balance Sheets. The Term Loan has variable rate interest and approximates fair value as of December 31, 2017 and January 1, 2017.
The scheduled principal payments for debt are as follows:

(in thousands)
2018	$2,267
2019	20,589
Total	$22,856
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

Workers’ compensation commitments
Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash equivalents, highly-rated investment grade debt securities, letters of credit, and/or surety bonds. On a regular basis these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. The majority of our collateral obligations are held in the Trust.
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	December 31, 2017	January 1, 2017
Cash collateral held by workers’ compensation insurance carriers	$22,148	$28,066
Cash and cash equivalents held in Trust	16,113	32,841
Investments held in Trust	171,752	146,517
Letters of credit (1)	7,748	7,982
Surety bonds (2)	19,829	20,440
Total collateral commitments	$237,590	$235,846

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Page - 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating leases

We have contractual commitments in the form of operating leases related to office space and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of December 31, 2017 are as follows for each of the next five years and thereafter:

(in thousands)
2018	$8,779
2019	7,132
2020	6,370
2021	4,253
2022	1,218
Thereafter	502
Total future non-cancelable minimum lease payments	$28,254
Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our office space leases, we have the right to cancel the lease, typically within 90 days of notification. Accordingly, we have not included the leases with these cancellation provisions in our disclosure of future minimum lease payments. Total rent expense for fiscal 2017, 2016 and 2015 was $25.9 million, $26.5 million and $23.1 million, respectively.

Purchase obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty. We had $27.6 million of purchase obligations as of December 31, 2017, of which $9.2 million are expected to be paid in 2018.

Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our financial statements reflect the probable loss that can be reasonably estimated. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

NOTE 10:	SHAREHOLDERS’ EQUITY
Common stock
During fiscal 2017, we repurchased shares using the remaining $29.4 million available under our $75.0 million share repurchase program. Under this program we repurchased and retired 4.8 million shares of our common stock at an average share price of $15.52, which excludes commissions. On September 15, 2017, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. During the year ended December 31, 2017, we used $7.3 million under this new program to repurchase shares at an average share price of $27.90.
Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.8 million and 0.7 million shares as of December 31, 2017 and January 1, 2017, respectively.
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

Page - 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our 2016 Omnibus Incentive Plan, effective May 11, 2016 (“Incentive Plan”), provides for the issuance or delivery of up to 1.54 million shares of our common stock over the full term of the Incentive Plan.

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

Restricted and unrestricted stock awards and performance share units activity for the year ended December 31, 2017, was as follows:

(shares in thousands)	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,209	$22.76
Granted	657	$25.45
Vested	(438)	$23.73
Forfeited	(107)	$24.65
Non-vested at the end of the period	1,321	$23.50
The weighted average grant-date price of restricted and unrestricted stock awards and performance share units granted during the years 2016 and 2015 was $21.53 and $23.03, respectively. As of December 31, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $11.9 million, which is estimated to be recognized over a weighted average period of 1.7 years. As of December 31, 2017, total unrecognized stock-based compensation expense related to performance share units was approximately $2.1 million, which is estimated to be recognized over a weighted average period of 2.0 years. The total fair value of restricted shares vested during fiscal 2017, 2016 and 2015 was $6.9 million, $6.6 million and $6.2 million, respectively. The total fair value of performance shares vested during fiscal 2017, 2016 and 2015 was $2.9 million, $3.3 million and $4.0 million, respectively.
Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven years from the date of grant. Stock option activity was de minimis for fiscal 2017, 2016 and 2015.
Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) reserves for purchase 1.0 million shares of common stock. The plan allows eligible employees to contribute up to 10% of their earnings toward the monthly purchase of the company’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of shares on either the first day or the last day of each month. We consider our ESPP to be a component of our stock-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.

Page - 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes transactions under our ESPP from fiscal 2017, 2016 and 2015:

(shares in thousands)		Shares	Average price per share
Issued during fiscal	2017	72	$20.43
Issued during fiscal	2016	87	$17.51
Issued during fiscal	2015	68	$20.65
Stock-based compensation expense
Total stock-based compensation expense for fiscal years 2017, 2016 and 2015, which is included in Selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), was $7.7 million, $9.4 million and $11.1 million, respectively. The related tax benefit was $2.7 million, $3.3 million and $3.9 million for fiscal 2017, 2016 and 2015, respectively.

NOTE 12:	DEFINED CONTRIBUTION PLANS

We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $24.1 million and $17.8 million as of December 31, 2017 and January 1, 2017, respectively. The current and non-current portion of the deferred compensation liability is included in other current liabilities and other long-term liabilities, respectively, on our Consolidated Balance Sheets, and is largely offset by restricted investments recorded in restricted cash and investments on our Consolidated Balance Sheets. The expense for our qualified and non-qualified deferred compensation plans, including our discretionary matching contributions, totaled $6.1 million for fiscal 2017 and $2.8 million for 2016 and 2015, respectively, and is recorded in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 13:	INCOME TAXES

The provision for income taxes is comprised of the following:

	Years ended
(in thousands)	2017	2016	2015
Current taxes:
Federal	$12,134	$12,082	$12,665
State	3,979	5,448	5,611
Foreign	3,545	2,677	1,882
Total current taxes	19,658	20,207	20,158
Deferred taxes:
Federal	3,645	(20,693)	4,963
State	(195)	(4,064)	81
Foreign	(1,014)	(539)	(2)
Total deferred taxes	2,436	(25,296)	5,042
Provision for income taxes	$22,094	$(5,089)	$25,200

Page - 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Years ended
(in thousands, except percentages)	2017	%	2016	%	2015	%
Income tax expense (benefit) based on statutory rate	$27,140	35.0%	$(7,119)	35.0%	$33,745	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	2,667	3.4%	1,373	(6.8)%	4,175	4.3%
Tax credits, net	(9,964)	(12.9)%	(17,141)	84.3%	(14,483)	(15.0)%
Transition to the U.S. Tax Cuts and Job Act	2,466	3.2%	—	—%	—	—%
Non-deductible goodwill impairment charge	—	—%	17,694	(87.0)%	—	—%
Non-deductible/non-taxable items	1,157	1.5%	630	(3.1)%	2,456	2.5%
Foreign taxes	(342)	(0.4)%	993	(4.8)%	(933)	(1.0)%
Other, net	(1,030)	(1.3)%	(1,519)	7.4%	240	0.3%
Total taxes on income (loss)	$22,094	28.5%	$(5,089)	25.0%	$25,200	26.1%

Our effective tax rate for fiscal 2017 was 28.5%. The difference between the statutory federal income tax rate of 35.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit (“WOTC”). This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. During fiscal 2017, we recognized $1.4 million of tax benefits from prior year WOTC. Other differences between the statutory federal income tax rate of 35.0% and our effective tax rate of 28.5% result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of share based compensation. Differences also result from the U.S. Tax Cuts and Job Act (the “Tax Act”) enacted December 22, 2017.
As a result of the Tax Act, we recognized $2.5 million of additional tax expense from a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and from the revaluation of net deferred tax assets to reflect the federal tax rate reduction from 35.0% to 21.0%. Upon completion of our fiscal 2017 U.S. income tax return in 2018, we may identify adjustments to our recorded transition tax and remeasurement of our net deferred tax assets. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

Page - 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2017	January 1, 2017
Deferred tax assets:
Allowance for doubtful accounts	$876	$1,970
Workers’ compensation	1,420	—
Accounts payable and other accrued expenses	4,000	8,577
Net operating loss carryforwards	2,388	2,287
Tax credit carryforwards	1,615	2,835
Accrued wages and benefits	4,644	9,470
Deferred compensation	4,484	7,003
Other	841	1,090
Total	20,268	33,232
Valuation allowance	(2,508)	(2,266)
Total deferred tax asset, net of valuation allowance	17,760	30,966
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(2,096)	(2,697)
Depreciation and amortization	(11,881)	(18,330)
Workers’ compensation	—	(3,169)
Total deferred tax liabilities	(13,977)	(24,196)
Net deferred tax (liabilities) asset, end of year	$3,783	$6,770
Deferred taxes related to our foreign currency translation were de minimis for fiscal 2017, 2016 and 2015.

The following table summarizes our net operating losses (“NOLs”) and credit carryforwards along with their respective valuation allowance as of December 31, 2017:

(in thousands)	Carryover tax benefit	Valuation allowance	Expected benefit	Year expiration begins
Year-end tax attributes:
State NOLs	$1,593	$(349)	$1,244	Various
Foreign NOLs	795	(795)	—	Various
California Enterprise Zone credits (1)	1,615	(1,364)	251	2023
Total	$4,003	$(2,508)	$1,495

(1)	The California Enterprise Zone credits fully expire in 2023.
We have not provided for deferred income taxes relating to undistributed foreign earnings as we consider those earning to be permanently invested. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
As of December 31, 2017, our liability for unrecognized tax benefits was $2.2 million. If recognized, $1.7 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the year ended December 31, 2017. This liability is recorded in other non-current liabilities on our Consolidated Balance Sheets. In general, the tax years 2014 through 2016 remain open to examination by the major taxing jurisdictions where we conduct business.

Page - 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our unrecognized tax benefits:

	Years ended
(in thousands)	2017	2016	2015
Balance, beginning of fiscal year	$2,242	$2,195	$2,039
Increases for tax positions related to the current year	356	348	436
Reductions due to lapsed statute of limitations	(388)	(301)	(280)
Balance, end of fiscal year	$2,210	$2,242	$2,195
We recognize interest and penalties related to unrecognized tax benefits within income tax expense on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. Related to the unrecognized tax benefits noted above, we accrued a de minimis amount for interest and penalties during fiscal 2017 and, in total, as of December 31, 2017, have recognized a liability for penalties of $0.2 million and interest of $0.9 million.

NOTE 14:	NET INCOME (LOSS) PER SHARE

Diluted common shares were calculated as follows:

	Years ended
(in thousands, except per share data)	2017	2016	2015
Net income (loss)	$55,456	$(15,251)	$71,247

Weighted average number of common shares used in basic net income (loss) per common share	41,202	41,648	41,226
Dilutive effect of non-vested restricted stock	239	—	396
Weighted average number of common shares used in diluted net income (loss) per common share	41,441	41,648	41,622
Net income (loss) per common share:
Basic	$1.35	$(0.37)	$1.73
Diluted	$1.34	$(0.37)	$1.71

Anti-dilutive shares	418	—	89

NOTE 15:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity and consists of foreign currency translation adjustments and the unrealized gains and losses, net of taxes, on available-for-sale securities. Changes in the balance of each component of accumulated other comprehensive income (loss) during the years ended December 31, 2017 and January 1, 2017 were as follows:

	Years ended
	December 31, 2017			January 1, 2017
(in thousands)	Balance at beginning of period	Current period other comprehensive income	Balance at end of period	Balance at beginning of period	Current period other comprehensive income	Balance at end of period
Foreign currency translation adjustment	$(11,684)	$3,355	$(8,329)	$(13,514)	$1,830	$(11,684)
Unrealized gain (loss) on investments (1)	251	1,274	1,525	(499)	750	251
Total other comprehensive income (loss), net of tax	$(11,433)	$4,629	$(6,804)	$(14,013)	$2,580	$(11,433)

(1)
Consists of deferred compensation plan accounts, which are comprised of mutual funds classified as available-for-sale securities. The tax impact on unrealized gain on available-for-sale securities was $0.5 million for fiscal 2017 and de minimis for fiscal 2016.

Page - 72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, $1.2 million ($0.8 million after tax) of unrealized gain on investments was reclassified out of accumulated other comprehensive income (loss) and recorded in interest and other income on the Consolidated Statements of Operations and Comprehensive Income (Loss). There were no material reclassifications out of accumulated other comprehensive loss during 2016 nor 2015.

NOTE 16:	SEGMENT INFORMATION

Our operating segments are based on the organizational structure for which financial results are regularly reviewed by our chief operating decision-maker, our Chief Executive Officer, to determine resource allocation and assess performance. Our service lines, which are our operating segments, and our reportable segments are described below:
Our PeopleReady reportable segment provides blue-collar, contingent staffing through the PeopleReady service line. PeopleReady provides on-demand and skilled labor in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, hospitality, general labor and others.
Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-premise at the customer’s facility, through the following operating segments, which we aggregated into one reportable segment in accordance with U.S. GAAP:

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
Our PeopleScout reportable segment provides high-volume, permanent employee recruitment process outsourcing and management of outsourced labor service providers through the following operating segments, which we aggregated into one reportable segment in accordance with U.S. GAAP:

•	PeopleScout: Outsourced recruitment of permanent employees on behalf of customers; and

•	PeopleScout MSP: Management of multiple third party staffing vendors on behalf of customers.
We have two primary measures of segment performance: revenue from services and segment earnings before interest, taxes, depreciation and amortization (“segment EBITDA”). Segment EBITDA includes net sales to third parties, related cost of sales, selling, general and administrative expense, and goodwill and intangible impairment charges directly attributable to the reportable segment together with certain allocated corporate general and administrative expense. Segment EBITDA excludes unallocated corporate general and administrative expense.

Page - 73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of segment revenue from services to total company revenue:

	Years ended
(in thousands)	2017	2016	2015
Revenue from services:
PeopleReady	$1,511,360	$1,629,455	$1,625,817
PeopleManagement	807,273	940,453	965,331
PeopleScout	190,138	180,732	104,532
Total company	$2,508,771	$2,750,640	$2,695,680

The following table presents a reconciliation of segment EBITDA to income (loss) before tax expense:

	Years ended
(in thousands)	2017	2016	2015
Segment EBITDA (1):
PeopleReady	$78,372	$101,270	$123,899
PeopleManagement	27,043	(60,452)	36,512
PeopleScout	39,232	19,116	9,324
	144,647	59,934	169,735
Corporate unallocated	(20,968)	(30,237)	(30,050)
Depreciation and amortization	(46,115)	(46,692)	(41,843)
Income (loss) from operations	77,564	(16,995)	97,842
Interest and other expense, net	(14)	(3,345)	(1,395)
Income (loss) before tax expense	$77,550	$(20,340)	$96,447

(1)	Segment EBITDA was previously referred to as segment income (loss) from operations. This change had no impact on the amounts reported.

Our international operations are primarily in Canada and Australia. Revenues by region were as follows:

	Years ended
(in thousands, except percentages)	2017	%	2016	%	2015	%
United States	$2,387,992	95.2%	$2,644,414	96.1%	$2,603,085	96.6%
International operations	120,779	4.8%	106,226	3.9%	92,595	3.4%
Total revenue from services	$2,508,771	100.0%	$2,750,640	100.0%	$2,695,680	100.0%

No single customer represented more than 10% of total company revenue for fiscal 2017 nor 2016. One customer represented 13.1% of total company revenue for fiscal 2015. Customer concentration for our reportable segments is as follows:

•	No single customer represented more than 10.0% of our PeopleReady reportable segment revenue for fiscal 2017, 2016, nor 2015.

•
No single customer represented more than 10.0% of our PeopleManagement reportable segment revenue for fiscal 2017. One customer represented 18.2% and 36.7% of our PeopleManagement reportable segment revenue in fiscal 2016 and 2015, respectively.

•
Two customers represented 14.4% and 10.1%, respectively of our PeopleScout reportable segment revenue for fiscal 2017, and 12.8% and 10.0%, respectively for fiscal 2016. Two different customers represented 10.6% and 10.2%, respectively of our PeopleScout reportable segment revenue for fiscal 2015.

Net property and equipment located in international operations was approximately 9.1% and 7.1% of total property and equipment as of December 31, 2017 and January 1, 2017, respectively.

Page - 74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	SELECTED QUARTERLY FINANCIAL DATA

(unaudited; in thousands, except per share data)	First	Second	Third	Fourth
2017
Revenue from services	$568,244	$610,122	$660,780	$669,625
Cost of services	428,815	454,842	488,761	501,880
Gross profit	139,429	155,280	172,019	167,745
Selling, general and administrative expense	121,844	124,754	131,552	132,644
Depreciation and amortization	11,174	12,287	11,189	11,465
Income from operations	6,411	18,239	29,278	23,636
Interest expense	(1,232)	(1,296)	(1,365)	(1,601)
Interest and other income	1,306	1,451	1,146	1,577
Interest and other income (expense), net	74	155	(219)	(24)
Income before tax expense	6,485	18,394	29,059	23,612
Income tax expense	1,811	5,260	7,838	7,185
Net income	$4,674	$13,134	$21,221	$16,427
Net income per common share:
Basic	$0.11	$0.32	$0.52	$0.41
Diluted	$0.11	$0.31	$0.51	$0.40

2016
Revenue from services	$645,980	$672,612	$697,097	$734,951
Cost of services	495,468	502,688	518,702	554,064
Gross profit	150,512	169,924	178,395	180,887
Selling, general and administrative expense	130,624	135,787	134,679	145,387
Depreciation and amortization	11,289	11,694	11,690	12,019
Goodwill and intangible asset impairment charge	—	99,269	4,275	—
Income (loss) from operations	8,599	(76,826)	27,751	23,481
Interest expense	(1,969)	(1,740)	(1,721)	(1,736)
Interest and other income	950	853	854	1,164
Interest and other income (expense), net	(1,019)	(887)	(867)	(572)
Income (loss) before tax expense	7,580	(77,713)	26,884	22,909
Income tax expense (benefit)	612	(13,978)	3,455	4,822
Net income (loss)	$6,968	$(63,735)	$23,429	$18,087
Net income (loss) per common share:
Basic	$0.17	$(1.53)	$0.56	$0.43
Diluted	$0.17	$(1.53)	$0.56	$0.43

NOTE 18:	SUBSEQUENT EVENTS
We evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued, and identified no other events that were subject to recognition or disclosure.

Page - 75

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2017.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein. Management did identify that, there was a material weakness in our internal control over financial reporting dating back to the fiscal year ended January 1, 2017, as described further below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of 2017, we identified and remediated a material weakness in the operating effectiveness of our internal control over financial reporting related to the operating effectiveness of the internal investigation, communication and required escalation of certain employee hotline incidents. The control was not operating as designed because reporting of certain employee hotline incidents were not sufficiently investigated, communicated and escalated to the appropriate levels in accordance with Company policy. The company remediated the control by adding additional reporting and monitoring practices to ensure the appropriate investigation, communication and escalation for certain employee hotline reports, as well as providing additional education regarding responsibilities. As of December 31, 2017, we concluded that the material weakness was sufficiently remediated. Our independent registered public accounting firm, Deloitte & Touche, LLP, who audited the consolidated financial statements included in this annual report, has expressed an unqualified report on the operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.
Other than the remediation of the control deficiency discussed above, there were no material changes in our internal control over financial reporting during the quarter and fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During fiscal year 2017, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements to facilitate the adoption on January 1, 2018. We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standard.

Page - 76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TrueBlue Inc.
Tacoma, Washington

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TrueBlue, Inc., and subsidiaries (the “Company”) as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Seattle, Washington
February 26, 2018

Page - 77

Item 9B.	OTHER INFORMATION

None

Page - 78

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2018 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2017, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to the company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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
Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Years 2017 and 2016” in our Proxy Statement, and is incorporated herein by this reference thereto.

Page - 79

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

Page - 80

FINANCIAL STATEMENT SCHEDULES
Schedule II, Valuation and Qualifying Accounts
Allowance for doubtful accounts activity was as follows:

(in thousands)	2017	2016	2015
Balance, beginning of the year	$5,160	$5,902	$7,603
Charged to expense	6,903	8,171	7,132
Write-offs	(7,719)	(8,913)	(8,833)
Balance, end of year	$4,344	$5,160	$5,902
Insurance receivable valuation allowance activity was as follows:

(in thousands)	2017	2016	2015
Balance, beginning of the year	$4,019	$3,874	$3,933
Charged to expense	1,153	207	48
Release of allowance	(1,394)	(62)	(107)
Balance, end of year	$3,778	$4,019	$3,874
Income tax valuation allowance activity was as follows:

(in thousands)	2017	2016	2015
Balance, beginning of the year	$2,266	$3,227	$2,844
Charged to expense	2	579	383
Transition to the U.S. Tax Cuts and Jobs Act	240	—	—
Release of allowance	—	(1,540)	—
Balance, end of year	$2,508	$2,266	$3,227

Page - 81

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Steven C. Cooper	2/26/2018
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	2/26/2018
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	2/26/2018
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven C. Cooper	2/26/2018	/s/ Joseph P. Sambataro, Jr.	2/26/2018
Signature	Date	Signature	Date
Steven C. Cooper, Director, Chief Executive Officer		Joseph P. Sambataro, Jr., Chairman of the Board

/s/ Colleen B. Brown	2/26/2018	/s/ William C. Goings	2/26/2018
Signature	Date	Signature	Date
Colleen B. Brown, Director		William C. Goings, Director

/s/ Kim Harris Jones	2/26/2018	/s/ Stephen M. Robb	2/26/2018
Signature	Date	Signature	Date
Kim Harris Jones, Director		Stephen M. Robb, Director

/s/ Jeffrey B. Sakaguchi	2/26/2018	/s/ Bonnie W. Soodik	2/26/2018
Signature	Date	Signature	Date
Jeffrey B. Sakaguchi, Director		Bonnie W. Soodik, Director

Page - 82

INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1
Assumption and Novation Agreement among TrueBlue, Inc. and Lumbermen’s Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004.
			10-K	001-14543	03/11/2005

10.2	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004.		10-K	001-14543	03/11/2005

10.3*	Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated August 3, 2005.		8-K	001-14543	08/09/2005

10.4*	First Amendment to the Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated December 31, 2006.		10-Q	001-14543	05/04/2007

10.5*	Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated December 31, 2006.		10-Q	001-14543	05/04/2007

10.6*	Executive Employment Agreement between TrueBlue, Inc. and Wayne W. Larkin, dated December 31, 2006.		10-Q	001-14543	05/04/2007

10.7*	Form Executive Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, Wayne W. Larkin, and Patrick Beharelle.		10-Q	001-14543	05/04/2007

10.8*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, and Wayne W. Larkin, and Patrick Beharelle.		10-Q	001-14543	05/04/2007

10.9*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, Wayne W. Larkin, and Patrick Beharelle.		10-Q	001-14543	05/04/2007

10.10*	Amended and Restated Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, dated November 16, 2009.		8-K	001-14543	11/19/2009

10.11*	Equity Retainer And Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010.		S-8	333-164614	02/01/2010

10.12	2010 Employee Stock Purchase Plan.		S-8	333-167770	06/25/2010

10.13*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan.		10-K	001-14543	02/22/2012

10.14	Term Loan Agreement by and among TrueBlue, Inc., The Lenders That Are Signatories hereto, and Synovus Bank dated as of February 4, 2013.		10-K	001-14543	02/21/2013

10.15*	Amended and Restated 2005 Long-Term Equity Incentive Plan.		S-8	333-190220	07/29/2013

10.16	Second Amended and Restated Credit Agreement by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association, and TrueBlue, Inc. dated as of June 30, 2014.		10-Q	001-14543	07/28/2014

Page - 83

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing
10.17*	Executive Employment Agreement between TrueBlue, Inc. and Patrick Beharelle, effective June 30, 2014.		10-K	001-14543	02/22/2016

10.18*	Amended and Restated Executive Employment Agreement between TrueBlue, Inc. and Steven C. Cooper, effective October 21, 2015.		10-K	001-14543	02/22/2016

10.19	Third Amendment to Second Restated Credit Agreement by and Among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association and TrueBlue, Inc. dated January 4, 2016.		10-K	001-14543	02/22/2016

10.20*	TrueBlue 2016 Omnibus Incentive Plan		S-8	333-211737	06/01/2016

18.1	Preferability Letter Regarding Change in Accounting Policy Related to Goodwill.		10-Q	001-14543	04/28/2014

21.1	Subsidiaries of TrueBlue, Inc.	X	—	—	—

23.1	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm.	X	—	—	—

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

32.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

101.INS	XBRL Instance Document.	X	—	—	—

101.SCH	XBRL Taxonomy Extension Schema.	X	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X	—	—	—

*	Indicates a management contract or compensatory plan or arrangement
Copies of Exhibits may be obtained upon request directed to Mr. James E. Defebaugh, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 84