Form 10-Q
period 2018-04-01
TrueBlue, Inc.
filed 2018-04-30
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 1, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 16, 2018, there were 41,346,095 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	April 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$26,636	$28,780
Accounts receivable, net of allowance for doubtful accounts of $4,447 and $4,344	322,388	374,273
Prepaid expenses, deposits and other current assets	22,424	20,605
Income tax receivable	7,382	4,621
Total current assets	378,830	428,279
Property and equipment, net	57,142	60,163
Restricted cash and investments	242,766	239,231
Deferred income taxes, net	2,414	3,783
Goodwill	224,099	226,694
Intangible assets, net	99,369	104,615
Other assets, net	49,331	46,266
Total assets	$1,053,951	$1,109,031
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$51,296	$55,091
Accrued wages and benefits	66,903	76,894
Current portion of workers’ compensation claims reserve	75,692	77,218
Other current liabilities	3,862	3,216
Total current liabilities	197,753	212,419
Workers’ compensation claims reserve, less current portion	194,052	197,105
Long-term debt, less current portion	69,621	116,489
Long-term deferred compensation liabilities	22,458	21,866
Other long-term liabilities	6,131	6,305
Total liabilities	490,015	554,184

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 41,334 and 41,098 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(9,713)	(6,804)
Retained earnings	573,648	561,650
Total shareholders’ equity	563,936	554,847
Total liabilities and shareholders’ equity	$1,053,951	$1,109,031
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Thirteen weeks ended
(in thousands, except per share data)\	April 1, 2018	April 2, 2017
Revenue from services	$554,388	$568,244
Cost of services	411,120	428,815
Gross profit	143,268	139,429
Selling, general and administrative expense	125,763	121,844
Depreciation and amortization	10,090	11,174
Income from operations	7,415	6,411
Interest expense	(890)	(1,232)
Interest and other income	3,094	1,306
Interest and other income (expense), net	2,204	74
Income before tax expense	9,619	6,485
Income tax expense	864	1,811
Net income	$8,755	$4,674

Net income per common share:
Basic	$0.22	$0.11
Diluted	$0.22	$0.11

Weighted average shares outstanding:
Basic	40,443	41,637
Diluted	40,694	41,937

Other comprehensive income:
Foreign currency translation adjustment	$(1,384)	$1,800
Unrealized gain on investments, net of tax	—	737
Total other comprehensive income (loss), net of tax	(1,384)	2,537
Comprehensive income	$7,371	$7,211
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(in thousands)	April 1, 2018	April 2, 2017
Cash flows from operating activities:
Net income	$8,755	$4,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,090	11,174
Provision for doubtful accounts	2,209	1,446
Stock-based compensation	3,409	3,304
Deferred income taxes	1,370	726
Other operating activities	(572)	1,080
Changes in operating assets and liabilities:
Accounts receivable	42,679	49,077
Income tax receivable	(2,842)	9,565
Other assets	(1,964)	3,627
Accounts payable and other accrued expenses	(4,878)	(15,015)
Accrued wages and benefits	(9,991)	(16,071)
Workers’ compensation claims reserve	(4,579)	(1,957)
Other liabilities	1,149	2,488
Net cash provided by operating activities	44,835	54,118
Cash flows from investing activities:
Capital expenditures	(1,911)	(6,167)
Divestiture of business	8,500	—
Purchases of restricted investments	(3,299)	(14,975)
Maturities of restricted investments	6,417	4,423
Net cash provided by (used in) investing activities	9,707	(16,719)
Cash flows from financing activities:
Net proceeds from stock option exercises and employee stock purchase plans	395	491
Common stock repurchases for taxes upon vesting of restricted stock	(2,086)	(2,400)
Net change in Revolving Credit Facility	(46,301)	(57,367)
Payments on debt	(567)	(567)
Net cash used in financing activities	(48,559)	(59,843)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(760)	(339)
Net change in cash, cash equivalents and restricted cash	5,223	(22,783)
Cash, cash equivalents and restricted cash, beginning of period	73,831	103,222
Cash, cash equivalents and restricted cash, end of period	$79,054	$80,439
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$827	$755
Income taxes	2,342	(8,487)
Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	581	1,161
Divestiture non-cash consideration	1,957	—
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the thirteen weeks ended April 1, 2018, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.
Recently adopted accounting standards
In May 2017, the FASB issued guidance to provide clarity and reduce diversity in practice when accounting for a change to the terms or conditions of share-based payment awards. The objective is to reduce the scope of transactions that would require modification accounting. Disclosure requirements remain unchanged. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. We adopted this guidance for our fiscal first quarter of 2018. The adoption of the new standard did not have a material impact on our financial statements.
In November 2016, the FASB issued guidance to amend the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). We adopted this guidance for our fiscal first quarter of 2018 using the retrospective transition method. Accordingly, the change in restricted cash and cash equivalents is no longer segregated in our statement of cash flows and the $14.0 million previously presented in the investing section for the thirteen weeks ended April 2, 2017 is now included when reconciling the beginning-of-period and end-of-period cash, cash equivalents and restricted cash shown on the statement of cash flows.
In October 2016, the FASB issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). The guidance requires a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. We adopted this guidance for our fiscal first quarter of 2018. The adoption of the new standard did not have a material impact on our financial statements.
In August 2016, the FASB issued guidance relating to how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The update is intended to reduce the existing diversity in practice. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (Q1 2018 for TrueBlue). We adopted this guidance for our fiscal first quarter of 2018. The adoption of the new standard did not have an impact on our financial statements.
In January 2016, the FASB issued guidance on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). Early adoption of the amendments in the guidance was not permitted, with limited exceptions. The guidance requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We adopted this guidance for our fiscal first quarter of 2018. The adoption of the new standard did not have a material impact on our financial statements.
In May 2014, the FASB issued guidance outlining a single comprehensive model for accounting for revenue arising from contracts with clients, which supersedes the current revenue recognition guidance. This guidance requires an entity to recognize revenue

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when it transfers promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new guidance as of January 1, 2018 using the modified retrospective transition method. The adoption of this new guidance did not have a material impact on our consolidated financial statements as of the adoption date, nor for the thirteen weeks ended April 1, 2018, except for expanded disclosures. Refer to Note 2: Revenue Recognition for additional accounting policy and transition disclosures.
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued guidance on lease accounting. The new guidance will continue to classify leases as either finance or operating, but will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with classification affecting the pattern of expense recognition in the statement of income. This guidance is effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We plan to adopt the guidance on the effective date. We are currently evaluating the impact of this guidance on our financial statements and expect that, upon adoption, a majority of our operating lease commitments will be recognized on our Consolidated Balance Sheets as operating lease liabilities and right-of-use assets. We do not expect the adoption to have a material impact on the pattern of expense recognition in our Consolidated Statements of Operations and Comprehensive Income.
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
NOTE 2:    REVENUE RECOGNITION
Adoption of new revenue recognition guidance
On January 1, 2018, we adopted new revenue recognition guidance using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting guidance. The adoption of this new guidance did not have a material impact on our consolidated financial statements as of the adoption date, nor for the thirteen weeks ended April 1, 2018, except for expanded disclosures.
Revenue recognition
We account for a contract when both parties to the contract have approved the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenues are recognized over time, using an output measure, as the control of the promised services is transferred to the client in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The majority of our contracts are short-term in nature as they are filling the temporary staffing needs of our clients, or include termination clauses that allows either party to cancel within a short termination period, without cause. Revenue includes billable travel and other reimbursable costs and are reported net of sales, use, or other transaction taxes collected from clients and remitted to taxing authorities. Payment terms vary by client and the services offered. We consider payment terms that exceed one year to be extended payment terms. Substantially all of our contracts include payment terms of 90 days or less and we do not extend payment terms beyond one year.
We primarily record revenue on a gross basis as a principal versus on a net basis as an agent in the Consolidated Statements of Operations and Comprehensive Income. We have determined that gross reporting as a principal is the appropriate treatment based upon the following key factors:

•	We maintain the direct contractual relationship with the client and are responsible for fulfilling the service promised to the client.

•	We maintain control over our workers while the services to the client are being performed.

•	We establish our worker’s billing rate.

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent labor
We recognize revenue for our contingent staffing services over time as services are performed in an amount that reflects the consideration we expect to be entitled to in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur costs to obtain our contingent staffing contracts. Costs are incurred to fulfill some contingent staffing contracts, however these costs are de minimis and expensed as incurred.
Human resource outsourcing
We primarily recognize revenue for our outsourced recruitment of permanent employees over time in an amount that reflects the consideration we expect to be entitled to in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur costs to obtain our outsourced recruitment of permanent employees’ contracts. The costs to fulfill these contracts are de minimis and expensed as incurred.
Unsatisfied performance obligations
As a practical expedient, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected original duration of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Disaggregated revenue
The following table presents our revenue disaggregated by major source:

	Thirteen weeks ended		April 1, 2018
(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Consolidated
Revenue from services:
Contingent staffing	$316,835	$183,892	$—	$500,727
Human resource outsourcing	—	—	53,661	53,661
Total company	$316,835	$183,892	$53,661	$554,388
NOTE 3:    DIVESTITURE
In mid-March 2018, the company entered into an asset purchase agreement to sell substantially all the assets and certain liabilities of its PlaneTechs service line to Launch Technical Workforce Solutions (“Launch”) for a purchase price of $11.4 million, of which $8.5 million was paid in cash, and $1.6 million in a note due within six months following the closing date, which is included in prepaid expenses, deposits and other current assets on the Consolidated Balance Sheet. The remaining balance consists of the preliminary working capital adjustment to be paid in cash during the fiscal second quarter of 2018, which is included in prepaid expenses, deposit and other current assets on the Consolidated Balance Sheet. The company recognized a preliminary pre-tax gain on the divestiture of $1.4 million, which is included in interest and other income on the Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended April 1, 2018. Fiscal first quarter revenue through the closing date of the divestiture for the PlaneTechs service line of $8.0 million was reported in the PeopleManagement reportable segment.
The divestiture of PlaneTechs did not represent a strategic shift with a major effect on the company’s operations and financial results and, therefore was not reported as discontinued operations in the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income for the periods presented.
The company has agreed to provide certain transition services to Launch for a period not to exceed seven months, which includes various back office services to support the PlaneTechs branch offices until personnel and systems are transferred to Launch.

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:    FAIR VALUE MEASUREMENT
Our assets and liabilities measured at fair value on a recurring basis consisted of the following:

	April 1, 2018
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets:
Cash and cash equivalents	$26,636	$26,636	$—	$—
Restricted cash and cash equivalents	52,418	52,418	—	—
Cash, cash equivalents and restricted cash (1)	$79,054	$79,054	$—	$—

Deferred compensation mutual funds classified as available-for-sale	$24,093	$24,093	$—	$—

Municipal debt securities	$78,643	$—	$78,643	$—
Corporate debt securities	81,182	—	81,182	—
Agency mortgage-backed securities	3,630	—	3,630	—
U.S. government and agency securities	991	—	991	—
Restricted investments classified as held-to-maturity	$164,446	$—	$164,446	$—

	December 31, 2017
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets:
Cash and cash equivalents	$28,780	$28,780	$—	$—
Restricted cash and cash equivalents	45,051	45,051	—	—
Cash, cash equivalents and restricted cash (1)	$73,831	$73,831	$—	$—

Deferred compensation mutual funds classified as available-for-sale	$22,428	$22,428	$—	$—

Municipal debt securities	$83,366	$—	$83,366	$—
Corporate debt securities	83,791	—	83,791	—
Agency mortgage-backed securities	4,062	—	4,062	—
U.S. government and agency securities	1,019	—	1,019	—
Restricted investments classified as held-to-maturity	$172,238	$—	$172,238	$—

(1)	Cash, cash equivalents and restricted cash consist of money market funds, deposits, and investments with original maturities of three months or less.
There were no material transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the thirteen weeks ended April 1, 2018 nor April 2, 2017.
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

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	April 1, 2018	December 31, 2017
Cash collateral held by insurance carriers	$23,035	$22,926
Cash and cash equivalents held in Trust	28,981	16,113
Investments held in Trust	166,255	171,752
Deferred compensation mutual funds	24,093	22,428
Other restricted cash and cash equivalents	402	6,012
Total restricted cash and investments	$242,766	$239,231
The amortized cost and estimated fair value of our held-to-maturity investments held in trust, aggregated by investment category as of April 1, 2018 and December 31, 2017, were as follows:

	April 1, 2018
(in thousands)	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Municipal debt securities	$79,291	$262	$(910)	$78,643
Corporate debt securities	82,302	20	(1,140)	81,182
Agency mortgage-backed securities	3,663	12	(45)	3,630
U.S. government and agency securities	999	—	(8)	991
Total held-to-maturity investments	$166,255	$294	$(2,103)	$164,446

	December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Municipal debt securities	$82,770	$974	$(378)	$83,366
Corporate debt securities	83,916	309	(434)	83,791
Agency mortgage-backed securities	4,066	22	(26)	4,062
U.S. government and agency securities	1,000	19	—	1,019
Total held-to-maturity investments	$171,752	$1,324	$(838)	$172,238
The estimated fair value and gross unrealized losses of all investments classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 1, 2018 and December 31, 2017, were as follows:

	April 1, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$42,461	$(452)	$9,369	$(458)	$51,830	$(910)
Corporate debt securities	66,664	(927)	9,982	(213)	76,646	(1,140)
Agency mortgage-backed securities	1,216	(22)	802	(23)	2,018	(45)
U.S. government and agency securities	991	(8)	—	—	991	(8)
Total held-to-maturity investments	$111,332	$(1,409)	$20,153	$(694)	$131,485	$(2,103)

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$23,078	$(124)	$9,631	$(254)	$32,709	$(378)
Corporate debt securities	48,952	(311)	10,081	(123)	59,033	(434)
Agency mortgage-backed securities	1,362	(10)	888	(16)	2,250	(26)
Total held-to-maturity investments	$73,392	$(445)	$20,600	$(393)	$93,992	$(838)
The total number of held-to-maturity securities that had unrealized losses as of April 1, 2018 and December 31, 2017 were 112 and 83, respectively. The unrealized losses were the result of interest rate increases. Since the decline in estimated fair value is attributable to changes in interest rates and not credit quality, and the company has the intent and ability to hold these debt securities until recovery of amortized cost or maturity, the company does not consider these investments other than temporarily impaired.
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	April 1, 2018
(in thousands)	Amortized cost	Fair value
Due in one year or less	$17,960	$17,892
Due after one year through five years	86,743	85,910
Due after five years through ten years	61,552	60,644
Total held-to-maturity investments	$166,255	$164,446
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
NOTE 6:    GOODWILL
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Total company
Balance at December 31, 2017
Goodwill before impairment	$106,304	$100,146	$132,323	$338,773
Accumulated impairment loss	(46,210)	(50,700)	(15,169)	(112,079)
Goodwill, net	60,094	49,446	117,154	226,694

Divested goodwill before impairment (1)	—	(19,054)	—	(19,054)
Divested accumulated impairment loss (1)	—	17,000	—	17,000
Foreign currency translation	—	—	(541)	(541)

Balance at April 1, 2018
Goodwill before impairment	106,304	81,092	131,782	319,178
Accumulated impairment loss	(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net	$60,094	$47,392	$116,613	$224,099

(1)
In mid-March 2018, the company entered into an asset purchase agreement for the sale of its PlaneTechs service line to Launch Technical Workforce Solutions. As a result of this divestiture, we eliminated the remaining goodwill balance of the PlaneTechs service line, which was a part of our PeopleManagement reportable segment. For additional information, see Note 3: Divestiture.

NOTE 7:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.9% and 1.8% at April 1, 2018 and December 31, 2017, respectively. Payments made against self-insured claims are made over a weighted average period of approximately five years as of April 1, 2018.
The table below presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented as follows:

(in thousands)	April 1, 2018	December 31, 2017
Undiscounted workers’ compensation reserve	$288,942	$293,600
Less discount on workers’ compensation reserve	19,198	19,277
Workers’ compensation reserve, net of discount	269,744	274,323
Less current portion	75,692	77,218
Long-term portion	$194,052	$197,105
Payments made against self-insured claims were $17.2 million and $15.9 million for the thirteen weeks ended April 1, 2018 and April 2, 2017, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At April 1, 2018 and December 31, 2017, the weighted average rate was 2.5%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims was $48.5 million and $48.8 million as of April 1, 2018 and December 31, 2017, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $44.6 million and $45.0 million as of April 1, 2018 and December 31, 2017, respectively, and are included in other assets, net on the accompanying Consolidated Balance Sheets.
Workers’ compensation expense of $16.6 million and $19.8 million was recorded in cost of services for the thirteen weeks ended April 1, 2018 and April 2, 2017, respectively.
NOTE 8:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	April 1, 2018	December 31, 2017
Cash collateral held by workers’ compensation insurance carriers	$22,255	$22,148
Cash and cash equivalents held in Trust	28,981	16,113
Investments held in Trust	166,255	171,752
Letters of credit (1)	7,748	7,748
Surety bonds (2)	22,014	19,829
Total collateral commitments	$247,253	$237,590

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our financial statements reflect the probable loss that can be reasonably estimated. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

NOTE 9:	INCOME TAXES
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. Our quarterly tax provision and quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. Except as required under U.S. tax law, we do not provide for U.S. taxes on undistributed earnings of our foreign subsidiaries since we consider those earnings to be permanently invested outside of the U.S.
Our effective tax rate for the thirteen weeks ended April 1, 2018 was 9.0%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of share based compensation.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. For the thirteen weeks ended April 1, 2018, we have not identified any needed adjustments to our transition tax and revaluation of net deferred tax assets recorded at December 31, 2017. Any subsequent adjustment to these amounts will be recorded to current tax expense in the fiscal 2018 quarter in which the analysis is complete.

NOTE 10:	NET INCOME PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended
(in thousands, except per share data)	April 1, 2018	April 2, 2017
Net income	$8,755	$4,674

Weighted average number of common shares used in basic net income per common share	40,443	41,637
Dilutive effect of non-vested restricted stock	251	300
Weighted average number of common shares used in diluted net income per common share	40,694	41,937
Net income per common share:
Basic	$0.22	$0.11
Diluted	$0.22	$0.11

Anti-dilutive shares	548	159

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balance of each component of accumulated other comprehensive loss during the reporting periods were as follows:

	Thirteen weeks ended
	April 1, 2018			April 2, 2017
(in thousands)	Foreign currency translation adjustment	Unrealized gain (loss) on investments, net of tax (1)	Total other comprehensive (loss), net of tax	Foreign currency translation adjustment	Unrealized gain on investments, net of tax (1)	Total other comprehensive income (loss), net of tax
Balance at beginning of period	$(8,329)	$1,525	$(6,804)	$(11,684)	$251	$(11,433)
Current period other comprehensive income	(1,384)	—	(1,384)	1,800	737	2,537
Change in accounting standard cumulative-effect adjustment (2)	—	(1,525)	(1,525)	—	—	—
Balance at end of period	$(9,713)	$—	$(9,713)	$(9,884)	$988	$(8,896)

(1)
Consisted of deferred compensation plan accounts, comprised of mutual funds classified as available-for-sale securities, prior to our adoption of the new accounting standard for equity investments in the fiscal first quarter of 2018. The tax impact on the unrealized gain on available-for-sale securities was de minimis for the thirteen weeks ended April 2, 2017.

(2)
As a result of our adoption of the new accounting standard for equity investments, $1.5 million in unrealized gains on available-for-sale equity securities were reclassified from accumulated other comprehensive loss to retained earnings at April 1, 2018. There were no material reclassifications out of accumulated other comprehensive loss during the thirteen weeks ended April 2, 2017. For additional information, see Note 1: Summary of Significant Accounting Policies.

NOTE 12:    SEGMENT INFORMATION
Our operating segments are based on the organizational structure for which financial results are regularly reviewed by our chief operating decision-maker, our Chief Executive Officer, to determine resource allocation and assess performance. Our operating segments, also referred to as service lines, and our reportable segments are described below:
Our PeopleReady reportable segment provides blue-collar, contingent staffing through the PeopleReady service line. PeopleReady provides on-demand and skilled labor in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, hospitality, general labor and others.
Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-premise at the client’s facility, through the following operating segments, which we aggregated into one reportable segment in accordance with U.S. GAAP:

•	Staff Management | SMX: Exclusive recruitment and on-premise management of a facility’s contingent industrial workforce;

•	SIMOS Insourcing Solutions: On-premise management and recruitment of warehouse/distribution operations; and

•	Centerline Drivers: Recruitment and management of temporary and dedicated drivers to the transportation and distribution industries.
Effective March 12, 2018, we divested the PlaneTechs service line within our PeopleManagement reportable segment to Launch Technical Workforce Solutions. For additional information, see Note 3: Divestiture.
Our PeopleScout reportable segment provides high-volume, permanent employee recruitment process outsourcing, and management of outsourced labor service providers through the following operating segments, which we aggregated into one reportable segment in accordance with U.S. GAAP:

•	PeopleScout: Outsourced recruitment of permanent employees on behalf of clients; and

•	PeopleScout MSP: Management of multiple third party staffing vendors on behalf of clients.
We evaluate performance based on segment revenue and segment profit. Inter-segment revenue is minimal. Commencing in the fiscal first quarter of 2018, we revised our internal segment performance measure to be segment profit, rather than the previously reported segment earnings before interest, taxes, depreciation and amortization (segment EBITDA). Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other income and expense, income taxes, and costs not considered to be ongoing costs of the segment. The prior year amounts have been recast to reflect this change for consistency purposes.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended
(in thousands)	April 1, 2018	April 2, 2017
Revenue from services:
PeopleReady	$316,835	$332,624
PeopleManagement	183,892	191,686
PeopleScout	53,661	43,934
Total company	$554,388	$568,244
The following table presents a reconciliation of Segment profit to income before tax expense:

	Thirteen weeks ended
(in thousands)	April 1, 2018	April 2, 2017
Segment profit:
PeopleReady	$9,525	$9,994
PeopleManagement	5,649	5,533
PeopleScout	11,905	8,665
	27,079	24,192
Corporate unallocated	(7,664)	(6,335)
Work Opportunity Tax Credit processing fees	(195)	(272)
Cloud-based software implementation costs	(1,715)	—
Depreciation and amortization	(10,090)	(11,174)
Income from operations	7,415	6,411
Interest and other income (expense), net	2,204	74
Income before tax expense	$9,619	$6,485
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Page - 15

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our financial statements and the accompanying notes to our financial statements.
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us,” and “our”) is a leading provider of specialized workforce solutions that help our clients create growth, improve efficiency, and increase reliability. Our workforce solutions meet our clients’ needs for a reliable, efficient workforce in a wide variety of industries.
OVERVIEW
Global employment trends are reshaping and redefining traditional employment models, sourcing strategies and human resource capability requirements. In response, the industry has accelerated its evolution from commercial into specialized staffing, and has expanded into outsourced solutions. Client demand for contingent staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. This may create volatility based on overall economic conditions.
We report our business as three distinct segments: PeopleReady, PeopleManagement, and PeopleScout. See Note 12: Segment Information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our service lines and reportable segments.
Fiscal First Quarter of 2018 Highlights
Revenue from services
Total company revenue declined to $554 million for the thirteen weeks ended April 1, 2018, a 2.4% decrease compared to the same period in the prior year due primarily to lower volumes for staffing services within our PeopleReady business.
PeopleReady revenue from services
PeopleReady revenue declined to $317 million for the thirteen weeks ended April 1, 2018, a 4.7% decrease compared to the same period in the prior year. The decrease was primarily due to weakness in revenue from clients in the manufacturing, construction, and energy industries, which was partially offset by growth from clients in the transportation and hospitality industries as compared to the same period in the prior year. In addition, we experienced an elevated level of turnover in our branch level sales professionals, primarily in the Southeast. This attrition, coupled with project delays associated with new tariffs on imported solar panels, fueled much of the decline.
Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions continue to impact our revenue trends in the near term.

Page - 16

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleManagement revenue from services
PeopleManagement revenue declined to $184 million for the thirteen weeks ended April 1, 2018, a 4.1% decrease compared to the same period in the prior year. In mid-March 2018, we divested our PlaneTechs business, which specialized in providing temporary skilled mechanics and technicians to aircraft maintenance, repair, overhaul and manufacturing companies in the aviation sector. The divestiture of our PlaneTechs business represented 2.2% of the 4.1% decline in PeopleManagement’s revenue for the quarter. The remaining decline was primarily due to client demand, which declined at several PeopleManagement locations.
PeopleScout revenue from services
PeopleScout revenue grew to $54 million for the thirteen weeks ended April 1, 2018, a 22.1% increase compared to the same period in the prior year. The increase was primarily driven by new client wins and expanding our scope of services with existing clients.
Gross profit
Total company gross profit as a percentage of revenue for the thirteen weeks ended April 1, 2018 was 25.8%, compared to 24.5% in the same period in the prior year. The increase was primarily driven by growth in our higher-margin PeopleScout business and continued efficiency gains in their sourcing and recruitment activities. In addition, incremental margin improvement in the PeopleReady and PeopleManagement staffing businesses was due primarily to lower workers’ compensation costs as a result of our continued efforts to actively manage the safety of our temporary workers with safety programs, and to control increasing costs with our network of workers’ compensation service providers.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense increased by $4 million to $126 million, or 22.7% as a percent of revenue for the thirteen weeks ended April 1, 2018, compared to 21.4% the same period in the prior year. The increase is primarily due to investments in cloud-based financial and other business systems of approximately $2 million and the increased operating costs of our PeopleScout business due to their continued growth.
Income from operations
Total company income from operations was $7 million, or 1.3% as a percent of revenue, for the thirteen weeks ended April 1, 2018, compared to $6 million, or 1.1% as a percent of revenue for the same period in the prior year. This increase was primarily due to improved gross profit outpacing the impact of declining revenues.
Net income
Net income was $9 million, or $0.22 per diluted share for the thirteen weeks ended April 1, 2018, compared to $5 million, or $0.11 per diluted share for the same period in the prior year. The increase was primarily due to a lower effective tax rate, a gain of approximately $1 million on the divestiture of PlaneTechs and higher income from operations for the thirteen weeks ended April 1, 2018 as compared to the same period in the prior year. Our effective tax rate for the thirteen weeks ended April 1, 2018 was 9.0% compared to 27.9% for the same period in the prior year. The decrease in our effective income tax rate was primarily due to the enactment of the comprehensive tax legislation in December 2017, referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which decreased the federal tax rate from 35% to 21% beginning in 2018, and due to discrete tax benefits from additional prior year Work Opportunity Tax Credits.
Additional highlights
We believe we are taking the right steps to preserve our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of April 1, 2018, we had cash and cash equivalents of $27 million and $132 million available under the Second Amended and Restated Revolving Credit Agreement for our secured revolving credit facility (“Revolving Credit Facility”) for total liquidity of $159 million.

Page - 17

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended
(in thousands, except percentages and per share data)	April 1, 2018	% of revenue	April 2, 2017	% of revenue
Revenue from services	$554,388		$568,244
Total revenue decline %	(2.4)%		(12.0)%

Gross profit	$143,268	25.8%	$139,429	24.5%
Selling, general and administrative expense	125,763	22.7%	121,844	21.4%
Depreciation and amortization	10,090	1.8%	11,174	2.0%
Income from operations	7,415	1.3%	6,411	1.1%
Interest and other income (expense), net	2,204		74
Income before tax expense	9,619		6,485
Income tax expense	864		1,811
Net income	$8,755	1.6%	$4,674	0.8%
Net income per diluted share	$0.22		$0.11
Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	April 1, 2018	Growth (Decline) %	Segment % of total	April 2, 2017	Segment % of total
Revenue from services:
PeopleReady	$316,835	(4.7)%	57.2%	$332,624	58.5%
PeopleManagement	183,892	(4.1)%	33.2%	191,686	33.7%
PeopleScout	53,661	22.1%	9.7%	43,934	7.7%
Total company	$554,388	(2.4)%	100.0%	$568,244	100.0%
Total company revenue declined to $554 million for the thirteen weeks ended April 1, 2018, a 2.4% decrease compared to the same period in the prior year. The decrease is primarily due to lower volumes for staffing services within our PeopleReady business.
PeopleReady
PeopleReady revenue declined to $317 million for the thirteen weeks ended April 1, 2018, a 4.7% decrease compared to the same period in the prior year. The decrease was primarily due to weakness in revenue from clients in the construction, manufacturing and retail industries, which was partially offset by growth from clients in the transportation and hospitality industries as compared to the same period in the prior year. In addition, we experienced an elevated level of turnover in our branch level sales professionals, primarily in the Southeast. This attrition, coupled with project delays associated with new tariffs on imported solar panels, fueled much of the decline.
Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions can have an impact our revenue trends in the near term.
PeopleManagement
PeopleManagement revenue declined to $184 million for the thirteen weeks ended April 1, 2018, a 4.1% decrease compared to the same period in the prior year. In mid-March 2018, we divested our PlaneTechs business, which specialized in providing temporary skilled mechanics and technicians to aircraft maintenance, repair, overhaul and manufacturing companies in the aviation sector. The divestiture of our PlaneTechs business represented 2.2% of the 4.1% decline in PeopleManagement’s revenue for the quarter. The remaining decline was primarily due to lower volumes with existing clients.

Page - 18

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout revenue grew to $54 million for the thirteen weeks ended April 1, 2018, a 22.1% increase compared to the same period in the prior year. The increase was driven by strong market interest in our recruitment process outsourcing services, which has been accentuated by the recent launch of our new talent acquisition technology, AffinixTM.
Gross profit
Gross profit was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	April 1, 2018	April 2, 2017
Gross profit	$143,268	$139,429
Percentage of revenue	25.8%	24.5%
Total company gross profit as a percentage of revenue for the thirteen weeks ended April 1, 2018 was 25.8%, compared to 24.5% for the same period in the prior year. The increase was primarily driven by growth in our higher-margin PeopleScout business and continued efficiency gains in their sourcing and recruitment activities, as well as incremental margin improvement in the PeopleReady and PeopleManagement staffing businesses due to lower workers’ compensation cost. Lower workers’ compensation cost was due primarily to our continuous efforts to actively manage the safety of our temporary workers with our safety programs, and to control increasing costs with our network of workers’ compensation service providers. Our worker safety programs have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.
Selling, general and administrative expense
SG&A expense was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	April 1, 2018	April 2, 2017
Selling, general and administrative expense	$125,763	$121,844
Percentage of revenue	22.7%	21.4%
Total company SG&A expense increased by $4 million to $126 million, or 22.7% as a percent of revenue for the thirteen weeks ended April 1, 2018, compared to 21.4% the same period in the prior year. The increase is primarily due to investments in cloud-based financial and other business systems of approximately $2 million and higher operating costs associated with the growth of our PeopleScout business.
Depreciation and amortization
Depreciation and amortization was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	April 1, 2018	April 2, 2017
Depreciation and amortization	$10,090	$11,174
Percentage of revenue	1.8%	2.0%
Depreciation and amortization decreased primarily due to a proprietary software system becoming fully depreciated during the fiscal fourth quarter of 2017, which resulted in a decline in depreciation for the thirteen weeks ended April 1, 2018.

Page - 19

MANAGEMENT'S DISCUSSION AND ANALYSIS

Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended
(in thousands, except percentages)	April 1, 2018	April 2, 2017
Income tax expense	$864	$1,811
Effective income tax rate	9.0%	27.9%
Our effective tax rate for the thirteen weeks ended April 1, 2018 and April 2, 2017 was 9.0% and 27.9%, respectively. We benefited from the U.S. government enacting comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, a federal tax rate reduction from 35.0% to 21.0% beginning in 2018. Additionally, we recognized discrete tax benefits from prior year hiring credits of $0.3 million for the thirteen weeks ended April 1, 2018.
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. We do not provide for deferred income taxes on undistributed earnings of our foreign subsidiaries because we consider those earnings to be permanently invested outside of the United States.
A significant driver of fluctuations in our effective income tax rate is the Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage hiring of workers from certain disadvantaged targeted categories, and is generally calculated as a percentage of wages over a twelve month period up to worker maximums by targeted category. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted categories; 2) the targeted categories are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize additional prior year hiring credits if credits in excess of original estimates have been certified by government offices. WOTC was restored through December 31, 2019, as a result of the Protecting Americans from Tax Hikes Act of 2015, signed into law on December 18, 2015.
Changes to our effective tax rate as a result of hiring credits, share based compensation, and the Tax Cuts and Jobs Act (the “Tax Act”) were as follows:

	Thirteen weeks ended
	April 1, 2018	April 2, 2017
Effective income tax rate without adjustments below	27.6%	40.1%
Hiring credits estimate from current year wages	(13.8)	(9.4)
Additional hiring credits from prior year wages	(3.1)	—
Tax effect of share based compensation	(1.7)	(2.8)
Effective income tax rate	9.0%	27.9%
Segment performance
We evaluate performance based on segment revenue and segment profit. Inter-segment revenue is minimal. Commencing in the fiscal first quarter of 2018, we revised our internal segment performance measure to be segment profit, rather than the previously reported segment earnings before interest, taxes, depreciation and amortization (segment EBITDA). Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other income and expense, income taxes, and costs not considered to be ongoing costs of the segment. The prior year amounts have been recast to reflect this change for consistency purposes. See Note 12: Segment Information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our service lines and reportable segments, as well as a reconciliation of segment profit to income before tax expense.

Page - 20

MANAGEMENT'S DISCUSSION AND ANALYSIS

Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income in the Consolidated Statements of Operations in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended
(in thousands, except for percentages)	April 1, 2018	April 2, 2017
Revenue from services	$316,835	$332,624
Segment profit	9,525	9,994
Percentage of revenue	3.0%	3.0%
PeopleReady segment profit remained at 3.0% of revenue for the thirteen weeks ended April 1, 2018, compared to the same period in the prior year. Revenue declines were offset by gross margin expansion and SG&A cost management. Through disciplined pricing, we have passed through increased costs for minimum wages, payroll taxes and benefits, together with higher contingent worker wages in a tightening labor market, as well as most of our standard markup on these costs. Our continued efforts to actively manage the safety of our temporary workers with our safety programs, and to control increasing costs with our network of workers’ compensation service providers resulted in lower workers’ compensation cost. With the decline in revenue, we put in place cost control programs commencing in the prior year, which continue in the current year, and have reduced SG&A costs in line with our plans.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended
(in thousands, except for percentages)	April 1, 2018	April 2, 2017
Revenue from services	$183,892	$191,686
Segment profit	5,649	5,533
Percentage of revenue	3.1%	2.9%
PeopleManagement segment profit grew 2.1% to 3.1% of revenue for the thirteen weeks ended April 1, 2018, compared to 2.9% of revenue for the same period in the prior year. Segment profit and related margin was up due to our cost management programs reducing cost of services and SG&A costs.
PeopleScout segment performance was as follows:

	Thirteen weeks ended
(in thousands, except for percentages)	April 1, 2018	April 2, 2017
Revenue from services	$53,661	$43,934
Segment profit	11,905	8,665
Percentage of revenue	22.2%	19.7%
PeopleScout segment profit grew to $12 million, or 22.2% of revenue for the thirteen weeks ended April 1, 2018, compared to $9 million, or 19.7% of revenue for the same period in the prior year due primarily to revenue growth driven by strong market interest in our recruitment process outsourcing services, which has been accentuated by the recent launch of our new talent acquisition technology, AffinixTM. The increase was also due to continued efficiency gains in sourcing and recruiting activities.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for the remainder of fiscal 2018. These expectations are subject to revision as our business changes with the overall economy.

•
Our top priority remains to produce solid organic revenue and gross profit growth while leveraging our cost structure to increase income from operations as a percentage of revenue. Through disciplined pricing and management of increasing minimum wages, taxes and benefits, we expect to pass through the higher cost of our temporary workers. Likewise, cost management programs to lower the cost of services and keep operating expenses in check are key priorities in the short-term and to position the business for strong operating leverage and profitable long-term growth in the future.

Page - 21

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
We are committed to technological innovation that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access, speed and ease of connecting our clients and workers. We expect these investments will increase the competitive differentiation of our services, improve the efficiency of our service delivery, and reduce our dependence on local branches to find temporary workers and connect them with work. Examples include our new JobstackTM mobile platform in the PeopleReady business and our new AffinixTM talent acquisition technology in the PeopleScout business.

•
PeopleScout is a recognized industry leader of RPO services, which is in the early stages of that industry’s adoption cycle. Due to the industry growth rate for RPO services, our market leading position, and our advances in technology, we expect the revenue growth of this business to continue to exceed the growth of our other segments.

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY
Cash flows from operating activities
Our cash flows from operating activities were as follows:

	Thirteen weeks ended
(in thousands)	April 1, 2018	April 2, 2017
Net income	$8,755	$4,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,090	11,174
Provision for doubtful accounts	2,209	1,446
Stock-based compensation	3,409	3,304
Deferred income taxes	1,370	726
Other operating activities	(572)	1,080
Changes in operating assets and liabilities:
Accounts receivable	42,679	49,077
Income tax receivable	(2,842)	9,565
Accounts payable and other accrued expenses	(4,878)	(15,015)
Accrued wages and benefits	(9,991)	(16,071)
Workers’ compensation claims reserve	(4,579)	(1,957)
Other assets and liabilities	(815)	6,115
Net cash provided by operating activities	$44,835	$54,118
Net cash provided by operating activities was $45 million for the thirteen weeks ended April 1, 2018, compared to $54 million for the same period in the prior year.

•
The decrease in accounts receivable in the current year is primarily due to declining PeopleReady and PeopleManagement staffing businesses revenues and normal seasonal deleveraging which occurs in our fiscal first quarter. This decrease was partially offset by an increase in our days sales outstanding due to growth in our PeopleScout business, which has longer payment terms.

•
The increase in income tax receivable in the current year is primarily due to the benefit of higher than expected WOTC. The decrease in income tax receivable in the prior year is due primarily to receipt of a refund of $9 million for returns amended for higher than anticipated benefits from WOTC.

•	The decline in accounts payable and other accrued expenses is primarily due to cost control programs together with normal seasonal patterns and timing of payments.

•	The decline in accrued wages and benefits is primarily due to the Easter holiday which fell in the quarter-end and timing of payroll.

•	The change in other assets and liabilities is primarily due to the receivable of $1.9 million relating to the divestiture of the PlaneTechs business in mid-March of 2018.

Page - 22

MANAGEMENT'S DISCUSSION AND ANALYSIS

•	Generally, our workers’ compensation claims reserve for estimated claims increases as contingent labor services increase and decreases as contingent labor services decline.
Cash flows from investing activities
Our cash flows from investing activities were as follows:

	Thirteen weeks ended
(in thousands)	April 1, 2018	April 2, 2017
Capital expenditures	$(1,911)	$(6,167)
Divestiture of business	8,500	—
Change in restricted investments	3,118	(10,552)
Net cash provided by (used in) investing activities	$9,707	$(16,719)
Net cash provided by investing activities was $10 million for the thirteen weeks ended April 1, 2018, compared to a $17 million cash use for the same period in the prior year.

•
Effective March 12, 2018, the company entered into an asset purchase agreement to sell substantially all the assets and certain liabilities of its PlaneTechs service line to Launch Technical Workforce Solutions (“Launch”) for a purchase price of $11.4 million, of which $8.5 million was paid in cash on March 14, 2018. See Note 3: Divestiture, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the divestiture of our PlaneTechs service line.

•
Restricted investments consists primarily of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs. The decrease in the incremental cash used in investing activities was primarily due to lower collateral requirements from our workers’ compensation insurance providers, as well as the timing of collateral payments.

Cash flows from financing activities
Our cash flows from financing activities were as follows:

	Thirteen weeks ended
(in thousands)	April 1, 2018	April 2, 2017
Net proceeds from stock option exercises and employee stock purchase plans	$395	$491
Common stock repurchases for taxes upon vesting of restricted stock	(2,086)	(2,400)
Net change in Revolving Credit Facility	(46,301)	(57,367)
Payments on debt and other liabilities	(567)	(567)
Net cash used in financing activities	$(48,559)	$(59,843)
Net cash used in financing activities was $49 million for the thirteen weeks ended April 1, 2018, compared to $60 million for the same period in the prior year, primarily due to repayments on our Revolving Credit Facility.
Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
Our Revolving Credit Facility of up to a maximum of $300 million expires on June 30, 2019. The Revolving Credit Facility is an asset-backed facility, which is secured by a pledge of substantially all of the assets of TrueBlue, Inc. and material U.S. domestic subsidiaries. The additional amount available to borrow at April 1, 2018 was $132 million. We believe the Revolving Credit Facility provides adequate borrowing availability.

•	We had cash and cash equivalents of $27 million at April 1, 2018.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At April 1, 2018, we had restricted cash and investments totaling $243 million.

Page - 23

MANAGEMENT'S DISCUSSION AND ANALYSIS

We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
CAPITAL RESOURCES
Revolving credit facility
Effective June 30, 2014, we entered into a Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility of $300 million with Bank of America, N.A., Wells Fargo Bank, National Association, HSBC and PNC Capital Markets LLC (“Revolving Credit Facility”). The Revolving Credit Facility, which matures June 30, 2019, amended and restated our previous credit facility. The maximum amount we can borrow under the Revolving Credit Facility is subject to certain borrowing limits. Specifically, we are limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The borrowing limit is further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and certain other reserves, if deemed applicable. The additional amount available to borrow at April 1, 2018 was $132 million. We are currently in compliance with all covenants related to the Revolving Credit Facility.
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At April 1, 2018, we had restricted cash and investments totaling $243 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 5: Restricted Cash and Investments, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our restricted cash and investments.
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

Page - 24

MANAGEMENT'S DISCUSSION AND ANALYSIS

commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. The majority of the restricted cash and investments collateralizing our self-insured workers’ compensation policies are held in the Trust.
Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	April 1, 2018	December 31, 2017
Cash collateral held by workers’ compensation insurance carriers	$22,255	$22,148
Cash and cash equivalents held in Trust	28,981	16,113
Investments held in Trust	166,255	171,752
Letters of credit (1)	7,748	7,748
Surety bonds (2)	22,014	19,829
Total collateral commitments	$247,253	$237,590

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	April 1, 2018	December 31, 2017
Total workers’ compensation reserve	$269,744	$274,323
Add back discount on workers’ compensation reserve (1)	19,198	19,277
Less excess claims reserve (2)	(48,503)	(48,826)
Reimbursable payments to insurance provider (3)	5,119	5,492
Other (4)	1,695	(12,676)
Total collateral commitments	$247,253	$237,590

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

(4)	Represents the difference between the self-insured reserves and collateral commitments.
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

Page - 25

MANAGEMENT'S DISCUSSION AND ANALYSIS

•	the impact of safety initiatives; and

•	positive or adverse development of claims.
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At April 1, 2018, the weighted average discount rate was 1.9%. The claim payments are made over an estimated weighted average period of approximately five years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At April 1, 2018, the weighted average rate was 2.5%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $49 million as of April 1, 2018 and December 31, 2017.
Certain workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against substantially all of the insurance receivables from the insurance companies in liquidation.
We continue to actively manage workers’ compensation expense through the safety of our temporary workers with our safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Page - 26

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
During the fiscal first quarter of 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of April 1, 2018.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
The certifications required by Rule 13a-14 of the Exchange Act are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Page - 27

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 8: Commitments and Contingencies, to our Consolidated Financial Statements found in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Demand for our workforce solutions is significantly affected by fluctuations in general economic conditions.
The demand for workforce solutions is highly dependent upon the state of the economy and upon the workforce needs of our clients, which creates uncertainty and volatility. As economic activity slows, companies tend to reduce their use of temporary workers and reduce their recruitment of new employees. Significant declines in demand of any region or industry in which we have a major presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ ability to pay for services we have already provided.
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
We may be unable to attract sufficient qualified candidates to meet the needs of our clients.
We compete to meet our clients’ needs for workforce solutions and, therefore, we must continually attract qualified candidates to fill positions. Attracting qualified candidates depends on factors such as desirability of the assignment, location, and the associated wages and other benefits. We have experienced shortages of qualified candidates and we may experience such shortages in the future. Further, if there is a shortage, the cost to employ or recruit these individuals could increase. If we are unable to pass those costs through to our clients, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our temporary workers. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
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
Our temporary staffing services employ temporary workers. The wage rates we pay to temporary workers are based on many factors including government mandated minimum wage requirements, payroll taxes and benefits. If we are not able to increase the fees charged to clients to absorb any increased costs related to government-mandated minimum wages, payroll-related taxes, or benefits, our results of operations and financial condition could be adversely affected.
We offer our temporary workers in the United States government mandated health insurance in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”).

Page - 28

Because the requirements, regulations, and interpretations of the ACA may change, the ultimate financial effect of the ACA is not yet known, and changes in its requirements and interpretations could increase or change our costs. In addition, because of the uncertainty surrounding a potential repeal or replacement of the ACA, we cannot predict with any certainty the likely impact of the ACA’s repeal or the adoption of any other health care reform legislation on our financial condition or operating results. Whether or not there is a change in health care legislation in the United States, there is likely to be significant disruption to the health care market in the future, and the costs of our health care expenditures may increase. If we are unable to comply with changes to the ACA, or any future health care legislation in the United States, or sufficiently raise the rates we charge our clients to cover any additional costs, such increases in costs could materially harm our business.
We may incur employment related claims and costs that could materially harm our business.
We are in the business of employing people in the workplaces of our clients. We incur a risk of liability for claims for personal injury, wage and hour violations, immigration, discrimination, harassment, and other liabilities arising from the actions of our clients and/or temporary workers. Some or all of these claims may give rise to negative publicity, litigation, settlements, or investigations. We may incur costs, charges or other material adverse impacts on our financial statements for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
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
We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers’ compensation program. Unexpected changes in claim trends, including the severity and frequency of claims, changes in state laws regarding benefit levels and allowable claims, actuarial estimates, or medical cost inflation, could result in costs that are significantly different than initially reported. There can be no assurance that we will be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.
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
We operate in a highly competitive industry and may be unable to retain clients or market share.
Our industry is highly competitive and rapidly innovating, with low barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing companies. Our competitors offer a variety of flexible workforce solutions. Therefore, there is no assurance that we will be able to retain clients or market share in the future, nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins.
Advances in technology may disrupt the labor and recruiting markets.
We expect the increased use of internet-based and mobile technology will attract additional technology-oriented companies and resources to the staffing industry. Our candidates and clients increasingly demand technological innovation to improve the access to and delivery of our services. We face extensive pressure for lower prices and new service offerings and must continue to invest

Page - 29

in new technology and industry developments in order to remain relevant to our clients. If we are unable to do so, our business and results of operations may decline materially.
We are at risk of damage to our brands and reputation, which is important to our success.
Our ability to attract and retain clients, temporary workers, candidates, and employees is affected by external perceptions of our brands and reputation. Reputational damage from negative perceptions or publicity could damage our reputation with clients and employees as well as prospective clients and employees. We may not be successful in detecting, preventing, or negating all changes in or impacts upon our reputation.
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
The loss of, or substantial decline in revenue from, a major client could have a material adverse effect on our revenues, profitability and liquidity.
We experience revenue concentration with large clients. Generally our contracts do not contain guarantees of minimum duration, revenue levels, or profitability and our clients may terminate their contracts or materially reduce their requested levels of service at any time. The loss of, or reduced demand for our services from, major clients could have a material adverse effect on our business, financial condition and results of operations. In addition, client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients.
Failure of our information technology systems could adversely affect our operating results.
The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives, and provide services to clients. We rely heavily on proprietary and third-party information technology systems, mobile device technology and related services, and other technology which may not yield the intended results. Our systems may experience problems with functionality and associated delays. The failure of our systems to perform as anticipated could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.
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

Page - 30

A cyberattack, or improper disclosure of, or access to, our confidential and/or proprietary information could materially harm our business.
Our business uses confidential information about applicants, candidates, temporary workers, other employees and clients. We experience cyberattacks, computer viruses, social engineering schemes and other means of unauthorized access to our systems. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
A data breach, or improper disclosure of, or access to our clients’ information could materially harm our business.
Our temporary workers and employees may have access to or exposure to confidential information about applicants, candidates, temporary workers, other employees and clients. The security controls over sensitive or confidential information and other practices we, clients and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
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
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our clients. We believe our competitive advantage is providing unique solutions for each individual client, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit, train and motivate a sufficient number of qualified individuals may delay or affect the speed and quality of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates, or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.
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

Page - 31

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.
In September 2017, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $100 million, excluding fees, commissions and other ancillary expenses. Although the Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate the company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of the repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the company’s common stock, and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that these share repurchases will enhance shareholder value because the market price of our common stock may decline below the level at which we repurchased shares of stock. Although our share repurchase programs intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
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
We have outsourced certain aspects of our business to third-party vendors that subject us to risks including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile applications, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our clients. Accordingly, we are subject to the risks associated with the vendors’ ability to provide these services in a manner that meet our needs. If the cost of these services is more than expected, if we or the vendors are unable to adequately protect our data and information is lost, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.
If our acquired intangible assets become impaired we may be required to record a significant charge to earnings.
We regularly review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions, such as deterioration in general economic conditions; industry and market considerations, such as deterioration in the environment in which we operate; cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows; our financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events, such as changes in management, key personnel, strategy, or clients; and sustained decreases in share price. We may be required to record a significant charge in our financial statements during the period in which we determine an impairment of our acquired intangible assets has occurred, therefore negatively impacting our financial results.
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

Page - 32

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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended April 1, 2018.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
01/01/2018 through 01/28/2018	7,490	$27.27	—	$92.7 million
01/29/2018 through 02/25/2018	67,668	$26.39	—	$92.7 million
02/26/2018 through 04/01/2018	3,697	$26.11	—	$92.7 million
Total	78,855	$26.46	—

(1)
During the thirteen weeks ended April 1, 2018, we purchased 78,855 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of April 1, 2018, $92.7 million remains available for repurchase under the current authorization.

Page - 33

Item 6.	EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ Steven C. Cooper	4/30/2018
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	4/30/2018
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	4/30/2018
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 35