Form 10-Q
period 2018-07-01
TrueBlue, Inc.
filed 2018-07-30
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 1, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 16, 2018, there were 40,627,334 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	July 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$33,408	$28,780
Accounts receivable, net of allowance for doubtful accounts of $6,153 and $4,344	370,588	374,273
Prepaid expenses, deposits and other current assets	21,006	20,605
Income tax receivable	7,964	4,621
Total current assets	432,966	428,279
Property and equipment, net	57,055	60,163
Restricted cash and investments	239,390	239,231
Deferred income taxes, net	1,005	3,783
Goodwill	239,380	226,694
Intangible assets, net	102,075	104,615
Other assets, net	52,349	46,266
Total assets	$1,124,220	$1,109,031
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$69,515	$55,091
Accrued wages and benefits	77,113	76,894
Current portion of workers’ compensation claims reserve	69,848	77,218
Other current liabilities	2,653	3,216
Total current liabilities	219,129	212,419
Workers’ compensation claims reserve, less current portion	195,240	197,105
Long-term debt, less current portion	117,199	116,489
Long-term deferred compensation liabilities	23,268	21,866
Other long-term liabilities	6,083	6,305
Total liabilities	560,919	554,184

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,595 and 41,098 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(11,634)	(6,804)
Retained earnings	574,934	561,650
Total shareholders’ equity	563,301	554,847
Total liabilities and shareholders’ equity	$1,124,220	$1,109,031
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue from services	$614,301	$610,122	$1,168,689	$1,178,366
Cost of services	448,717	454,842	859,837	883,657
Gross profit	165,584	155,280	308,852	294,709
Selling, general and administrative expense	134,207	124,754	259,970	246,598
Depreciation and amortization	10,101	12,287	20,191	23,461
Income from operations	21,276	18,239	28,691	24,650
Interest expense	(1,355)	(1,296)	(2,245)	(2,528)
Interest and other income	387	1,451	3,481	2,757
Interest and other income (expense), net	(968)	155	1,236	229
Income before tax expense	20,308	18,394	29,927	24,879
Income tax expense	2,576	5,260	3,440	7,071
Net income	$17,732	$13,134	$26,487	$17,808

Net income per common share:
Basic	$0.44	$0.32	$0.66	$0.43
Diluted	$0.44	$0.31	$0.65	$0.43

Weighted average shares outstanding:
Basic	40,227	41,579	40,335	41,608
Diluted	40,469	41,856	40,576	41,875

Other comprehensive income:
Foreign currency translation adjustment	$(1,921)	$540	$(3,305)	$2,340
Unrealized gain (loss) on investments, net of tax	—	(91)	—	646
Total other comprehensive income (loss), net of tax	(1,921)	449	(3,305)	2,986
Comprehensive income	$15,811	$13,583	$23,182	$20,794
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(in thousands)	July 1, 2018	July 2, 2017
Cash flows from operating activities:
Net income	$26,487	$17,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,191	23,461
Provision for doubtful accounts	5,571	3,619
Stock-based compensation	5,983	5,146
Deferred income taxes	1,373	2,975
Other operating activities	102	2,022
Changes in operating assets and liabilities:
Accounts receivable	888	11,925
Income tax receivable	(3,641)	8,828
Other assets	(3,522)	5,977
Accounts payable and other accrued expenses	3,767	(13,181)
Accrued wages and benefits	(1,423)	(4,560)
Workers’ compensation claims reserve	(9,235)	767
Other liabilities	2,900	(580)
Net cash provided by operating activities	49,441	64,207
Cash flows from investing activities:
Capital expenditures	(6,468)	(9,137)
Acquisition of business	(22,742)	—
Divestiture of business	8,800	—
Purchases of restricted investments	(10,730)	(20,712)
Maturities of restricted investments	13,044	13,546
Net cash used in investing activities	(18,096)	(16,303)
Cash flows from financing activities:
Purchases and retirement of common stock	(19,065)	(15,530)
Net proceeds from stock option exercises and employee stock purchase plans	757	858
Common stock repurchases for taxes upon vesting of restricted stock	(2,403)	(2,873)
Net change in revolving credit facility	21,300	(25,303)
Payments on debt	(22,856)	(1,133)
Payment of contingent consideration at acquisition date fair value	—	(18,300)
Net cash used in financing activities	(22,267)	(62,281)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(919)	(154)
Net change in cash, cash equivalents and restricted cash	8,159	(14,531)
Cash, cash equivalents and restricted cash, beginning of period	73,831	103,222
Cash, cash equivalents and restricted cash, end of period	$81,990	$88,691
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,892	$1,549
Income taxes	5,696	(4,740)
Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	726	2,888
Divestiture non-cash consideration	1,657	—
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the thirteen and twenty-six weeks ended July 1, 2018, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, and more frequently if an event occurs or circumstances change that would indicate impairment may exist. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, customer engagement, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.
Based on our annual goodwill impairment test performed as of the first day of our fiscal second quarter, all reporting units’ fair values were substantially in excess of their respective carrying values. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Accordingly, no impairment loss was recognized for the thirteen weeks ended July 1, 2018 nor July 2, 2017.
We performed our annual indefinite-lived intangible asset impairment test as of the first day of our fiscal second quarter and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the thirteen weeks ended July 1, 2018 nor July 2, 2017.
Recently adopted accounting standards
In May 2017, the Financial Accounting Standing Board (“FASB”) issued guidance to provide clarity and reduce diversity in practice when accounting for a change to the terms or conditions of share-based payment awards. The objective was to reduce the scope of transactions that would require modification accounting. Disclosure requirements remain unchanged. This amended guidance was effective for our fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue), with early adoption permitted. We adopted this guidance for our fiscal first quarter of 2018. The adoption of the new standard did not have a material impact on our financial statements.
In January 2017, the FASB issued guidance clarifying the definition of a business, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance was effective for fiscal years and interim periods beginning December 15, 2017 (Q1 2018 for TrueBlue) on a prospective basis. This standard did not have a material impact on our financial statements. In Q2 2018, we acquired all of the outstanding equity interests of TMP Holdings LTD (“TMP”) and concluded that TMP represents a business based on this new guidance. See Note 3: Acquisition and divestiture, for further discussion of our acquisition of TMP.
In November 2016, the FASB issued guidance to amend the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amended guidance was effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). We adopted this guidance for our fiscal first quarter of 2018 using the retrospective transition method. Accordingly, the change in restricted cash and cash equivalents is no longer segregated in our statement of cash flows, and the $8.8 million previously presented in the investing section for the twenty-six weeks ended July 2, 2017 is now included when reconciling the beginning-of-period and end-of-period cash, cash equivalents and restricted cash shown on the statement of cash flows.

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the FASB issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. This guidance was effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). The guidance requires a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. We adopted this guidance for our fiscal first quarter of 2018. The adoption of the new standard did not have a material impact on our financial statements.
In August 2016, the FASB issued guidance relating to how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The update was intended to reduce the existing diversity in practice. The amended guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (Q1 2018 for TrueBlue). We adopted this guidance for our fiscal first quarter of 2018. The adoption of the new standard did not have an impact on our financial statements.
In January 2016, the FASB issued guidance on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance was effective for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). Early adoption of the amendments in the guidance was not permitted, with limited exceptions. The guidance required a cumulative-effect adjustment be made to reclassify unrealized gains and losses related to available-for-sale equity securities from accumulated other comprehensive income, to retained earnings as of the beginning of the fiscal year of adoption. We adopted this guidance as of the first day of our fiscal first quarter of 2018 and reclassified from accumulated other comprehensive loss to retained earnings, $1.5 million in unrealized gains, net of tax on available-for-sale equity securities. Beginning in Q1 2018, change in market value for our available-for-sale equity securities is included in selling, general and administrative expense in the Consolidated Statements of Operation and Comprehensive Income.
In May 2014, the FASB issued guidance outlining a single comprehensive model for accounting for revenue arising from contracts with clients, which supersedes the current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new guidance as of January 1, 2018 using the modified retrospective transition method. The adoption of this new guidance did not have a material impact on our consolidated financial statements as of the adoption date, nor for the thirteen and twenty-six weeks ended July 1, 2018, except for expanded disclosures. Refer to Note 2: Revenue recognition for additional accounting policy and transition disclosures.
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued guidance on lease accounting. The new guidance will continue to classify leases as either finance or operating, but will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with classification affecting the pattern of expense recognition in the statement of operations. This guidance is effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We plan to adopt the guidance on the effective date. We established a cross-functional implementation team consisting of representatives from various departments to review our current contracts, accounting policies and business practices to identify and quantify the potential impact of the new standard on our financial statements. We are completing this evaluation and expect that, upon adoption, a majority of our operating lease commitments will be recognized on our Consolidated Balance Sheets as operating lease liabilities and right-of-use assets. We do not expect the adoption to have a material impact on the pattern of expense recognition in our Consolidated Statements of Operations and Comprehensive Income.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
NOTE 2:    REVENUE RECOGNITION
Adoption of new revenue recognition guidance
On January 1, 2018, we adopted new revenue recognition guidance using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts were not adjusted and continue to be reported in accordance with historic accounting guidance. The adoption of this new guidance did not have a material impact on our consolidated financial statements as of the adoption date, nor for the thirteen and twenty-six weeks ended July 1, 2018, except for expanded disclosures.

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition
We account for a contract when both parties to the contract have approved the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenues are recognized over time, using an output measure, as the control of the promised services is transferred to the client in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The majority of our contracts are short-term in nature as they are filling the temporary staffing needs of our clients, or include termination clauses that allow either party to cancel within a short termination period, without cause. Revenue includes billable travel and other reimbursable costs and are reported net of sales, use, or other transaction taxes collected from clients and remitted to taxing authorities. Payment terms vary by client and the services offered. We consider payment terms that exceed one year to be extended payment terms, however we do not extend payment terms beyond one year. Substantially all of our contracts include payment terms of 90 days or less.
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
Contingent staffing
We recognize revenue for our contingent staffing services over time as services are performed in an amount that reflects the consideration we expect to be entitled to in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur costs to obtain our contingent staffing contracts. Costs are incurred to fulfill some contingent staffing contracts, however these costs are not material and are expensed as incurred.
Human resource outsourcing
We primarily recognize revenue for our outsourced recruitment of permanent employees over time in an amount that reflects the consideration we expect to be entitled to in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur costs to obtain our outsourced recruitment of permanent employees’ contracts. The costs to fulfill these contracts are not material and are expensed as incurred.
Unsatisfied performance obligations
As a practical expedient, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected original duration of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Disaggregated revenue
The following table presents our revenue disaggregated by major source:

	Thirteen weeks ended		July 1, 2018
(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Consolidated
Revenue from services:
Contingent staffing	$377,460	$178,839	$—	$556,299
Human resource outsourcing	—	—	58,002	58,002
Total company	$377,460	$178,839	$58,002	$614,301

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twenty-six weeks ended		July 1, 2018
(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Consolidated
Revenue from services:
Contingent staffing	$694,295	$362,731	$—	$1,057,026
Human resource outsourcing	—	—	111,663	111,663
Total company	$694,295	$362,731	$111,663	$1,168,689
NOTE 3:    ACQUISITION AND DIVESTITURE
Acquisition
Effective June 12, 2018, the company acquired all of the outstanding equity interests of TMP Holdings LTD (“TMP”), through its subsidiary PeopleScout, Inc. for a cash purchase price of $22.7 million, net of cash acquired of $7.0 million. TMP is a mid-sized recruitment process outsourcing (“RPO”) and employer branding service provider operating in the United Kingdom, which is the second largest RPO market in the world. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities.
We incurred acquisition and integration-related costs of $0.5 million, which are included in selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended July 1, 2018 and cash flows from operating activities on the Consolidated Statements of Cash Flows for the twenty-six weeks ended July 1, 2018.
The following table reflects our preliminary allocation of the purchase price, net of cash acquired, to the fair value of the assets acquired and liabilities assumed:

(in thousands)	Purchase price allocation
Cash purchase price, net of cash acquired	$22,742
Purchase price allocated as follows:
Accounts receivable	9,770
Prepaid expenses, deposits and other current assets	337
Property and equipment	435
Customer relationships	6,286
Trade names/trademarks	1,738
Total assets acquired	18,566
Accounts payable and other accrued expenses	9,139
Accrued wages and benefits	1,642
Income tax payable	205
Deferred income tax liability	1,444
Total liabilities assumed	12,430
Net identifiable assets acquired	6,136
Goodwill (1)	16,606
Total consideration allocated	$22,742
(1) Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers and future cash flows after the acquisition of TMP, and is non-deductible for income tax purposes.
Intangible assets include identifiable intangible assets for customer relationships and trade names/trademarks. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components of identifiable intangible assets, their estimated fair values and useful lives as of June 12, 2018:

(in thousands, except for estimated useful lives, in years)	Estimated fair value	Estimated useful life in years
Customer relationships	$6,286	3-7
Trade names/trademarks	1,738	14
Total acquired identifiable intangible assets	$8,024
The acquired assets and assumed liabilities of TMP are included on our Consolidated Balance Sheet as of July 1, 2018, and the results of its operations and cash flows are reported on our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for the period from June 12, 2018 to July 1, 2018. The amount of revenue from TMP included in our Consolidated Statements of Operations and Comprehensive Income was $2.9 million from the acquisition date to July 1, 2018. The acquisition of TMP was not material to our consolidated results of operations and as such, pro forma financial information was not required.
Divestiture
Effective March 12, 2018, the company entered into an asset purchase agreement to sell substantially all the assets and certain liabilities of the PlaneTechs business to Launch Technical Workforce Solutions (“Launch”) for a purchase price of $11.4 million, of which $8.5 million was paid in cash, and $1.6 million in a note receivable due within six months following the closing date. The note receivable has monthly principal payments of $0.1 million beginning April 2018 with the remainder due in September 2018, which is included in prepaid expenses, deposits and other current assets on the Consolidated Balance Sheets. The remaining purchase price balance consists of the preliminary working capital adjustment, which is expected to be paid in cash during the fiscal third quarter of 2018 and is included in prepaid expenses, deposit and other current assets on the Consolidated Balance Sheets. The company recognized a preliminary pre-tax gain on the divestiture of $1.1 million, which is included in interest and other income on the Consolidated Statements of Operations and Comprehensive Income for the twenty-six weeks ended July 1, 2018. Fiscal first quarter revenue through the closing date of the divestiture for the PlaneTechs business of $8.0 million was reported in the PeopleManagement reportable segment.
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

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:    FAIR VALUE MEASUREMENT
Our assets and liabilities measured at fair value on a recurring basis consisted of the following:

	July 1, 2018
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets:
Cash and cash equivalents	$33,408	$33,408	$—	$—
Restricted cash and cash equivalents	48,582	48,582	—	—
Cash, cash equivalents and restricted cash (1)	$81,990	$81,990	$—	$—

Deferred compensation mutual funds classified as available-for-sale	$24,384	$24,384	$—	$—

Municipal debt securities	$78,190	$—	$78,190	$—
Corporate debt securities	82,238	—	82,238	—
Agency mortgage-backed securities	3,229	—	3,229	—
U.S. government and agency securities	975	—	975	—
Restricted investments classified as held-to-maturity	$164,632	$—	$164,632	$—

	December 31, 2017
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets:
Cash and cash equivalents	$28,780	$28,780	$—	$—
Restricted cash and cash equivalents	45,051	45,051	—	—
Cash, cash equivalents and restricted cash (1)	$73,831	$73,831	$—	$—

Deferred compensation mutual funds classified as available-for-sale	$22,428	$22,428	$—	$—

Municipal debt securities	$83,366	$—	$83,366	$—
Corporate debt securities	83,791	—	83,791	—
Agency mortgage-backed securities	4,062	—	4,062	—
U.S. government and agency securities	1,019	—	1,019	—
Restricted investments classified as held-to-maturity	$172,238	$—	$172,238	$—

(1)	Cash, cash equivalents and restricted cash consist of money market funds, deposits, and investments with original maturities of three months or less.
There were no material transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the twenty-six weeks ended July 1, 2018 nor July 2, 2017.
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

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	July 1, 2018	December 31, 2017
Cash collateral held by insurance carriers	$22,726	$22,926
Cash and cash equivalents held in Trust	25,447	16,113
Investments held in Trust	166,424	171,752
Deferred compensation mutual funds	24,384	22,428
Other restricted cash and cash equivalents	409	6,012
Total restricted cash and investments	$239,390	$239,231
The amortized cost and estimated fair value of our held-to-maturity investments held in trust, aggregated by investment category are as follows:

	July 1, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$78,675	$304	$(789)	$78,190
Corporate debt securities	83,481	5	(1,248)	82,238
Agency mortgage-backed securities	3,269	6	(46)	3,229
U.S. government and agency securities	999	—	(24)	975
Total held-to-maturity investments	$166,424	$315	$(2,107)	$164,632

	December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$82,770	$974	$(378)	$83,366
Corporate debt securities	83,916	309	(434)	83,791
Agency mortgage-backed securities	4,066	22	(26)	4,062
U.S. government and agency securities	1,000	19	—	1,019
Total held-to-maturity investments	$171,752	$1,324	$(838)	$172,238
The estimated fair value and gross unrealized losses of all investments classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 1, 2018 and December 31, 2017, were as follows:

	July 1, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$37,263	$(350)	$9,329	$(439)	$46,592	$(789)
Corporate debt securities	69,369	(1,042)	8,980	(206)	78,349	(1,248)
Agency mortgage-backed securities	1,397	(15)	976	(31)	2,373	(46)
U.S. government and agency securities	975	(24)	—	—	975	(24)
Total held-to-maturity investments	$109,004	$(1,431)	$19,285	$(676)	$128,289	$(2,107)

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$23,078	$(124)	$9,631	$(254)	$32,709	$(378)
Corporate debt securities	48,952	(311)	10,081	(123)	59,033	(434)
Agency mortgage-backed securities	1,362	(10)	888	(16)	2,250	(26)
Total held-to-maturity investments	$73,392	$(445)	$20,600	$(393)	$93,992	$(838)
The total number of held-to-maturity securities in an unrealized loss position as of July 1, 2018 and December 31, 2017 were 114 and 83, respectively. The unrealized losses were the result of interest rate increases. Since the decline in estimated fair value is attributable to changes in interest rates and not credit quality, and the company has the intent and ability to hold these debt securities until recovery of amortized cost or maturity, we do not consider these investments other than temporarily impaired.
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	July 1, 2018
(in thousands)	Amortized cost	Fair value
Due in one year or less	$24,233	$24,101
Due after one year through five years	91,941	91,148
Due after five years through ten years	50,250	49,383
Total held-to-maturity investments	$166,424	$164,632
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Total company
Balance at December 31, 2017
Goodwill before impairment	$106,304	$100,146	$132,323	$338,773
Accumulated impairment loss	(46,210)	(50,700)	(15,169)	(112,079)
Goodwill, net	60,094	49,446	117,154	226,694

Divested goodwill before impairment (1)	—	(19,054)	—	(19,054)
Divested accumulated impairment loss (1)	—	17,000	—	17,000
Acquired goodwill (2)	—	—	16,606	16,606
Foreign currency translation	—	—	(1,866)	(1,866)

Balance at July 1, 2018
Goodwill before impairment	106,304	81,092	147,063	334,459
Accumulated impairment loss	(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net	$60,094	$47,392	$131,894	$239,380

(1)
Effective March 12, 2018, the company entered into an asset purchase agreement for the sale of its PlaneTechs business to Launch Technical Workforce Solutions. As a result of this divestiture, we eliminated the remaining goodwill balance of the PlaneTechs business, which was a part of our PeopleManagement reportable segment. For additional information, see Note 3: Acquisition and divestiture.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Effective June 12, 2018, the company acquired TMP Holdings LTD, through its PeopleScout subsidiary. Accordingly, the goodwill associated with the acquisition has been assigned to our PeopleScout reportable segment based on our preliminary purchase price allocation. For additional information, see Note 3: Acquisition and divestiture.

Intangible Assets
Finite-lived intangible Assets
The following table presents our purchased finite-lived intangible assets:

	July 1, 2018			December 31, 2017
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$154,060	$(62,048)	$92,012	$148,114	$(53,801)	$94,313
Trade names/trademarks	2,865	(889)	1,976	4,149	(3,736)	413
Non-compete agreements	—	—	—	1,400	(1,377)	23
Technologies	15,771	(13,684)	2,087	17,500	(13,588)	3,912
Total finite-lived intangible assets	$172,696	$(76,621)	$96,075	$171,163	$(72,502)	$98,661

(1)	Excludes assets that are fully amortized.
Finite-lived intangible assets include customer relationships and trade names/trademarks of $6.3 million and $1.7 million, respectively, based on our preliminary purchase price allocation relating to our acquisition of TMP Holdings LTD. For additional information, see Note 3: Acquisition and divestiture.
Amortization expense of our finite-lived intangible assets was $5.2 million and $10.4 million for the thirteen and twenty-six weeks ended July 1, 2018, respectively, and $5.3 million and $10.7 million for the thirteen and twenty-six weeks ended July 2, 2017, respectively.
Indefinite-lived intangible assets
We also held indefinite-lived trade names/trademarks of $6.0 million as of July 1, 2018 and December 31, 2017.
NOTE 7:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.9% and 1.8% at July 1, 2018 and December 31, 2017, respectively. Payments made against self-insured claims are made over a weighted average period of approximately five years as of July 1, 2018.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	July 1, 2018	December 31, 2017
Undiscounted workers’ compensation reserve	$284,399	$293,600
Less discount on workers’ compensation reserve	19,311	19,277
Workers’ compensation reserve, net of discount	265,088	274,323
Less current portion	69,848	77,218
Long-term portion	$195,240	$197,105

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payments made against self-insured claims were $36.1 million and $31.5 million for the twenty-six weeks ended July 1, 2018 and July 2, 2017, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At July 1, 2018 and December 31, 2017, the weighted average rate was 2.6% and 2.5%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims was $48.6 million and $48.8 million as of July 1, 2018 and December 31, 2017, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $45.0 million as of July 1, 2018 and December 31, 2017, and are included in other assets, net on the accompanying Consolidated Balance Sheets.
Workers’ compensation expense of $17.8 million and $22.3 million was recorded in cost of services for the thirteen weeks ended July 1, 2018 and July 2, 2017, respectively. Workers’ compensation expense of $34.4 million and $42.1 million was recorded in cost of services for the twenty-six weeks ended July 1, 2018 and July 2, 2017, respectively.
NOTE 8:    LONG-TERM DEBT

The components of our borrowings were as follows:

(in thousands)	July 1, 2018	December 31, 2017
Revolving Credit Facility	$117,199	$95,900
Term Loan	—	22,856
Total debt	117,199	118,756
Less current portion	—	2,267
Long-term debt, less current portion	$117,199	$116,489
Revolving credit facility
Effective June 30, 2014, we entered into a Second Amended and Restated Revolving Credit Agreement for a secured revolving credit facility of $300.0 million with Bank of America, N.A., Wells Fargo Bank, National Association, HSBC and PNC Capital Markets LLC (“Revolving Credit Facility”). The maximum amount we could borrow under the Revolving Credit Facility was subject to certain borrowing limits. Specifically, we were limited to the sum of 90% of our eligible billed accounts receivable, plus 85% of our eligible unbilled accounts receivable limited to 15% of all our eligible receivables, plus the value of our Tacoma headquarters office building. The borrowing limit was further reduced by the sum of a reserve in an amount equal to the payroll and payroll taxes for our temporary employees for one payroll cycle and certain other reserves, if deemed applicable. As of July 1, 2018, we were in compliance with all covenants related to the Revolving Credit Facility.
Revolving credit facility subsequent event
On July 13, 2018, we entered into a credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. (“New Revolving Credit Facility”), and replaced the Revolving Credit Facility. The agreement provides for a revolving line of credit of up to $300 million with an option, subject to lender approval, to increase the amount to $450 million, and matures in five years. Under the terms of the agreement, we will pay a variable rate of interest on funds borrowed that is based on the London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.50%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.50%. The applicable spread will be determined by the consolidated leverage ratio, as defined in the credit agreement. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%.

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A commitment fee between 0.250% and 0.375% will be applied against the New Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio, as defined in the credit agreement. Letters of credit are priced at a margin between 1.00% and 2.25%, plus a fronting fee of 0.50%. Obligations under the agreement are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by certain collateral of TrueBlue and material U.S. domestic subsidiaries. The agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the credit agreement.
Accordingly, we classified the Revolving Credit Facility as long-term as of July 1, 2018, since the New Revolving Credit Facility replaced the Revolving Credit Facility on a long-term basis.
Term loan agreement
On June 25, 2018, we pre-paid in full our outstanding obligations of approximately $22.0 million with Synovus Bank, terminating all commitments under this term loan (the “Term Loan”) dated February 4, 2013 (as subsequently amended). We did not incur any early termination penalties in connection with the termination of the Term Loan.
NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	July 1, 2018	December 31, 2017
Cash collateral held by workers’ compensation insurance carriers	$21,946	$22,148
Cash and cash equivalents held in Trust	25,447	16,113
Investments held in Trust	166,424	171,752
Letters of credit (1)	7,618	7,748
Surety bonds (2)	22,014	19,829
Total collateral commitments	$243,449	$237,590

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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
Our effective tax rate for the twenty-six weeks ended July 1, 2018 was 11.5%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of share based compensation.
On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. For the twenty-six weeks ended July 1, 2018, we have not identified any needed adjustments to our transition tax and revaluation of net deferred tax assets recorded at December 31, 2017. Any

Page - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsequent adjustment to these amounts will be recorded to current tax expense in the fiscal 2018 quarter in which the analysis is complete.

NOTE 11:	NET INCOME PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net income	$17,732	$13,134	$26,487	$17,808

Weighted average number of common shares used in basic net income per common share	40,227	41,579	40,335	41,608
Dilutive effect of non-vested restricted stock	242	277	241	267
Weighted average number of common shares used in diluted net income per common share	40,469	41,856	40,576	41,875
Net income per common share:
Basic	$0.44	$0.32	$0.66	$0.43
Diluted	$0.44	$0.31	$0.65	$0.43

Anti-dilutive shares	254	60	218	183

NOTE 12:	ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balance of each component of accumulated other comprehensive loss during the reporting periods were as follows:

	Thirteen weeks ended
	July 1, 2018			July 2, 2017
(in thousands)	Foreign currency translation adjustment	Unrealized gain (loss) on investments, net of tax (1)	Total other comprehensive (loss), net of tax	Foreign currency translation adjustment	Unrealized gain on investments, net of tax (1)	Total other comprehensive income (loss), net of tax
Balance at beginning of period	$(9,713)	$—	$(9,713)	$(9,884)	$988	$(8,896)
Current period other comprehensive income	(1,921)	—	(1,921)	540	(91)	449
Balance at end of period	$(11,634)	$—	$(11,634)	$(9,344)	$897	$(8,447)

	Twenty-six weeks ended
	July 1, 2018			July 2, 2017
(in thousands)	Foreign currency translation adjustment	Unrealized gain on investments, net of tax (1)	Total other comprehensive (loss), net of tax	Foreign currency translation adjustment	Unrealized gain on investments, net of tax (1)	Total other comprehensive income (loss), net of tax
Balance at beginning of period	$(8,329)	$1,525	$(6,804)	$(11,684)	$251	$(11,433)
Current period other comprehensive income	(3,305)	—	(3,305)	2,340	646	2,986
Change in accounting standard cumulative-effect adjustment (2)	—	(1,525)	(1,525)	—	—	—
Balance at end of period	$(11,634)	$—	$(11,634)	$(9,344)	$897	$(8,447)

(1)
Consisted of deferred compensation plan accounts, comprised of mutual funds classified as available-for-sale securities, prior to our adoption of the new accounting standard for equity investments in the fiscal first quarter of 2018. The tax impact on the unrealized gain on available-for-sale securities was de minimis for the thirteen and twenty-six weeks ended July 2, 2017.

(2)
As a result of our adoption of the new accounting standard for equity investments, $1.5 million in unrealized gains, net of tax on available-for-sale equity securities were reclassified from accumulated other comprehensive loss to retained earnings as of the beginning of fiscal

Page - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018. There were no material reclassifications out of accumulated other comprehensive loss during the thirteen and twenty-six weeks ended July 2, 2017. For additional information, see Note 1: Summary of significant accounting policies.
NOTE 13:    SEGMENT INFORMATION
Our operating segments are based on the organizational structure for which financial results are regularly reviewed by our chief operating decision-maker, our Chief Executive Officer, to determine resource allocation and assess performance. Our operating segments, also referred to as service lines, and reportable segments are described below:
Our PeopleReady reportable segment provides blue-collar, contingent staffing through the PeopleReady operating segment. PeopleReady provides on-demand and skilled labor in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, hospitality, general labor and others.
Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-premise at the client’s facility, through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:

•	Staff Management | SMX: Exclusive recruitment and on-premise management of a facility’s contingent industrial workforce;

•	SIMOS Insourcing Solutions: On-premise management and recruitment of warehouse/distribution operations; and

•	Centerline Drivers: Recruitment and management of temporary and dedicated drivers to the transportation and distribution industries.
Effective March 12, 2018, we divested the PlaneTechs operating segment within our PeopleManagement reportable segment to Launch Technical Workforce Solutions. For additional information, see Note 3: Acquisition and divestiture.
Our PeopleScout reportable segment provides high-volume, permanent employee recruitment process outsourcing, and management of outsourced labor service providers through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:

•	PeopleScout: Outsourced recruitment of permanent employees on behalf of clients; and

•	PeopleScout MSP: Management of multiple third party staffing vendors on behalf of clients.
Effective June 12, 2018, we acquired TMP Holdings LTD, through our PeopleScout subsidiary. Accordingly, the results associated with the acquisition are included in our PeopleScout operating segment. TMP is a mid-sized RPO and employer branding service provider operating in the United Kingdom which is the second largest RPO market in the world. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities. For additional information, see Note 3: Acquisition and divestiture.
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
The following table presents a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue from services:
PeopleReady	$377,460	$370,712	$694,295	$703,336
PeopleManagement	178,839	192,887	362,731	384,573
PeopleScout	58,002	46,523	111,663	90,457
Total company	$614,301	$610,122	$1,168,689	$1,178,366

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment profit to income before tax expense:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Segment profit:
PeopleReady	$23,198	$19,170	$32,723	$29,164
PeopleManagement	4,712	6,286	10,361	11,819
PeopleScout	11,320	10,129	23,225	18,794
	39,230	35,585	66,309	59,777
Corporate unallocated	(5,868)	(5,043)	(13,532)	(11,378)
Work Opportunity Tax Credit processing fees	(264)	(16)	(459)	(288)
Acquisition/integration costs	(457)	—	(457)	—
Other costs	(1,264)	—	(2,979)	—
Depreciation and amortization	(10,101)	(12,287)	(20,191)	(23,461)
Income from operations	21,276	18,239	28,691	24,650
Interest and other income (expense), net	(968)	155	1,236	229
Income before tax expense	$20,308	$18,394	$29,927	$24,879
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Page - 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:    SUBSEQUENT EVENTS
New credit agreement
On July 13, 2018, we entered into a new credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. Refer to Note 8: Long-term debt for additional information on this credit agreement.
In connection with entering into the new credit agreement, we also replaced the Second Amended and Restated Credit Agreement, which was set to expire in June 2019. We did not incur any early termination penalties in connection with the termination of the prior credit agreement.
CEO transition
On July 30, 2018, TrueBlue, Inc. announced that Chief Executive Officer Steven C. Cooper will become Executive Chairman of the Board of Directors, succeeding Joe Sambataro Jr.  This transition will take place effective September 1, 2018. Mr. Sambataro will remain on the board of directors. Mr. Cooper will be succeeded as CEO by current President and Chief Operating Officer Patrick Beharelle, who has been named CEO and a member of the board of directors, effective September 1, 2018. Mr. Cooper will also retire as an executive of the company at year-end and continue to serve as Chairman of the Board of Directors thereafter. The board of directors also appointed and elected Mr. Beharelle to the company’s board of directors, effective September 1, 2018.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our accompanying unaudited consolidated financial statements (“financial statements”) with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our financial statements and the accompanying notes to our financial statements.
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
We report our business as three distinct segments: PeopleReady, PeopleManagement and PeopleScout.
Our PeopleReady reportable segment provides on-demand blue-collar and skilled, contingent staffing to a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, hospitality, general labor and others.
Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-premise, through the following operating segments, which we have aggregated into one reportable segment in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”):

•	Staff Management | SMX: Exclusive recruitment and on-premise management of a facility’s contingent industrial workforce;

•	SIMOS Insourcing Solutions: On-premise management and recruitment of warehouse/distribution operations; and

•	Centerline Drivers: Recruitment and management of temporary and dedicated drivers to the transportation and distribution industries.
Effective March 12, 2018, we divested the PlaneTechs business within our PeopleManagement reportable segment to Launch Technical Workforce Solutions. For additional information, see Note 3: Acquisition and divestiture, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q.
Our PeopleScout reportable segment provides high-volume, permanent employee recruitment process outsourcing (“RPO”), and management of outsourced labor service providers through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:

•	PeopleScout: Outsourced recruitment of permanent employees on behalf of clients; and

Page - 21

MANAGEMENT'S DISCUSSION AND ANALYSIS

•	PeopleScout MSP: Management of multiple third party staffing vendors on behalf of clients.
Effective June 12, 2018, we acquired TMP Holdings LTD (“TMP”), through our PeopleScout subsidiary. Accordingly, the results associated with the acquisition are included in our PeopleScout operating segment. TMP will be fully integrated into PeopleScout and expand our global reach as the industry leader.
See Note 13: Segment information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our operating segments and reportable segments.
Fiscal Second Quarter of 2018 Highlights
Revenue from services
Total company revenue grew to $614 million for the thirteen weeks ended July 1, 2018, a 0.7% increase compared to the same period in the prior year primarily due to widespread revenue improvements in our PeopleReady business.
PeopleReady revenue from services
PeopleReady revenue grew to $377 million for the thirteen weeks ended July 1, 2018, a 1.8% increase compared to the same period in the prior year, which was an improvement from a decrease of 4.7% for the thirteen weeks ended April 1, 2018. The revenue trend improvement was broad-based across most industries and geographies driven by improvements to local business development activities.
PeopleManagement revenue from services
PeopleManagement revenue declined to $179 million for the thirteen weeks ended July 1, 2018, a 7.3% decrease compared to the same period in the prior year. The decline was primarily due to the divestiture of our PlaneTechs business effective March 12, 2018, which accounted for a 5.7% decline in PeopleManagement’s revenue compared to the same period in the prior year. The remaining decline of 1.6% was primarily due to lower production volumes with certain clients.
PeopleScout revenue from services
PeopleScout revenue grew to $58 million for the thirteen weeks ended July 1, 2018, a 24.7% increase compared to the same period in the prior year. The increase was primarily due to a combination of new client wins and expansion of the scope of services for existing clients. During the second quarter of 2018, PeopleScout purchased TMP which represented a 6.1% increase in PeopleScout’s revenue compared to the same period in the prior year. TMP is a mid-sized RPO and employer branding service provider operating in the United Kingdom, which is the second largest RPO market in the world. We believe this acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities.
Gross profit
Total company gross profit as a percentage of revenue for the thirteen weeks ended July 1, 2018 was 27.0%, compared to 25.5% in the same period in the prior year. The increase was primarily driven by growth in our higher-margin PeopleScout business and continued efficiency gains in their sourcing and recruitment activities. In addition, gross margin improved in the PeopleReady and PeopleManagement staffing businesses primarily due to lower workers’ compensation costs as a result of our continued efforts to manage the cost of claims and reduce workplace accidents.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense increased by $9 million to $134 million, or 21.8% as a percent of revenue for the thirteen weeks ended July 1, 2018, compared to $125 million, or 20.4% as a percent of revenue for the same period in the prior year. Approximately $6 million of the increase was from higher costs in the core business, most of which occurred in our PeopleScout business to support their continued organic growth. The remaining increase included TMP operating costs of $1 million, TMP acquisition and integration costs of $1 million, and continued investment in cloud-based systems of approximately $1 million.
Income from operations
Total company income from operations was $21 million, or 3.5% as a percent of revenue, for the thirteen weeks ended July 1, 2018, compared to $18 million, or 3.0% as a percent of revenue for the same period in the prior year. The improvement was primarily due to growth in revenue, growth in gross profit outpacing the growth in SG&A, and lower depreciation due to a proprietary software application becoming fully depreciated.

Page - 22

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net income
Net income was $18 million, or $0.44 per diluted share for the thirteen weeks ended July 1, 2018, compared to $13 million, or $0.31 per diluted share for the same period in the prior year, a 42% increase in net income per diluted share compared to the same period in the prior year. The increase was primarily due to higher income from operations and a lower effective tax rate for the thirteen weeks ended July 1, 2018, as compared to the same period in the prior year. Our effective tax rate for the thirteen weeks ended July 1, 2018 was 12.7% compared to 28.6% for the same period in the prior year. The decrease in our effective income tax rate was primarily due to the enactment of the comprehensive tax legislation in December 2017, referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which decreased the federal tax rate from 35% to 21% beginning in 2018, and due to discrete tax benefits from additional prior year Work Opportunity Tax Credits.
Additional highlights
We believe we are taking the right steps to expand our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. During the second quarter of 2018, we pre-paid in full our outstanding term loan with Synovus Bank of approximately $22 million. In addition, on July 13, 2018, we replaced our Second Amended and Restated Revolving Credit Agreement (“Revolving Credit Facility”), which was subject to borrowing limits tied primarily to eligible billed accounts receivable, and entered into a new credit agreement (“New Revolving Credit Facility”), which provides a $300 million credit line with an option, subject to lender approval, to increase the amount to $450 million (see Note 8: Long-term debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q). We continue to return cash to shareholders through our stock buyback program, repurchasing $19 million of common stock during Q2 2018 for a weighted-average price per share of $25.17, leaving $74 million available under our existing authorization. As of July 1, 2018, we had cash and cash equivalents of $33 million.
RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages and per share data)	July 1, 2018	% of revenue	July 2, 2017	% of revenue	July 1, 2018	% of revenue	July 2, 2017	% of revenue
Revenue from services	$614,301		$610,122		$1,168,689		$1,178,366
Total revenue decline %	0.7%		(9.3)%		(0.8)%		(10.6)%

Gross profit	$165,584	27.0%	$155,280	25.5%	$308,852	26.4%	$294,709	25.0%
Selling, general and administrative expense	134,207	21.8%	124,754	20.4%	259,970	22.2%	246,598	20.9%
Depreciation and amortization	10,101	1.6%	12,287	2.0%	20,191	1.7%	23,461	2.0%
Income from operations	21,276	3.5%	18,239	3.0%	28,691	2.5%	24,650	2.1%
Interest and other income (expense), net	(968)		155		1,236		229
Income before tax expense	20,308		18,394		29,927		24,879
Income tax expense	2,576		5,260		3,440		7,071
Net income	$17,732	2.9%	$13,134	2.2%	$26,487	2.3%	$17,808	1.5%
Net income per diluted share	$0.44		$0.31		$0.65		$0.43

Page - 23

MANAGEMENT'S DISCUSSION AND ANALYSIS

Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended					Twenty-six weeks ended
(in thousands, except percentages)	July 1, 2018	Growth (decline) %	Segment % of total	July 2, 2017	Segment % of total	July 1, 2018	Growth (decline) %	Segment % of total	July 2, 2017	Segment % of total
Revenue from services:
PeopleReady	$377,460	1.8%	61.4%	$370,712	60.8%	$694,295	(1.3)%	59.4%	$703,336	59.7%
PeopleManagement	178,839	(7.3)%	29.1%	192,887	31.6%	362,731	(5.7)%	31.0%	384,573	32.6%
PeopleScout	58,002	24.7%	9.4%	46,523	7.6%	111,663	23.4%	9.6%	90,457	7.7%
Total company	$614,301	0.7%	100.0%	$610,122	100.0%	$1,168,689	(0.8)%	100.0%	$1,178,366	100.0%
Total company revenue grew to $614 million for the thirteen weeks ended July 1, 2018, a 0.7% increase compared to the same period in the prior year primarily due to broad-based revenue growth in our PeopleReady business.
Total company revenue declined to $1,169 million for the twenty-six weeks ended July 1, 2018, a 0.8% decrease compared to the same period in the prior year. The decrease is primarily due to lower volumes for staffing services within our PeopleReady and PeopleManagement businesses.
PeopleReady
PeopleReady revenue grew to $377 million for the thirteen weeks ended July 1, 2018, a 1.8% increase compared to the same period in the prior year, which was an improvement from a decrease of 4.7% for the thirteen weeks ended April 1, 2018. The revenue trend improvement was broad-based across most industries and geographies driven by improvements to local business development activities.
PeopleReady revenue declined to $694 million for the twenty-six weeks ended July 1, 2018, a 1.3% decrease compared to the same period in the prior year. The decrease was primarily due to weakness in revenue in the first quarter of 2018 compared to the same period in the prior year from clients in the construction, manufacturing and retail industries, which was partially offset by growth from clients in the transportation and hospitality industries, as compared to the same period in the prior year. In addition, we experienced an elevated level of turnover in our branch level sales professionals, primarily in the Southeast. This attrition, coupled with project delays associated with new tariffs on imported solar panels, fueled much of the decline.
Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-ups. While we believe our pricing strategy is the right long-term decision, these actions can have an impact on our revenue trends in the near term.
PeopleManagement
PeopleManagement revenue declined to $179 million for the thirteen weeks ended July 1, 2018, a 7.3% decrease compared to the same period in the prior year. The decline was primarily due to the divestiture of our PlaneTechs business effective March 12, 2018, which accounted for a 5.7% decline in PeopleManagement’s revenue compared to the same period in the prior year. The remaining decline of 1.6% was primarily due to lower production volumes with certain clients.
PeopleManagement revenue declined to $363 million for the twenty-six weeks ended July 1, 2018, a 5.7% decrease compared to the same period in the prior year. The divestiture of our PlaneTechs business represented a 4.0% decline in PeopleManagement’s revenue. The remaining decline of 1.7% was primarily due to lower volumes with existing clients.
PeopleScout
PeopleScout revenue grew to $58 million for the thirteen weeks ended July 1, 2018, a 24.7% increase compared to the same period in the prior year. The increase was primarily due to a combination of new client wins and expansion in the scope of services for existing clients. In June 2018, PeopleScout purchased TMP, which accounted for a 6.1% increase in PeopleScout’s revenue compared to the same period in the prior year. TMP is a mid-sized RPO and employer branding service provider operating in the United Kingdom, which is the second largest RPO market in the world. We believe this acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities.

Page - 24

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleScout revenue grew to $112 million for the twenty-six weeks ended July 1, 2018, a 23.4% increase compared to the same period in the prior year. The acquisition of TMP represented a 3.2% increase in PeopleScout’s revenue compared to the same period in the prior year. The remaining increase was driven primarily by strong market interest in our recruitment process outsourcing services, which have been accentuated by the launch of our new talent acquisition technology, AffinixTM. AffinixTM is a mobile-first, cloud-based proprietary platform which creates a consumer-like candidate experience and streamlines the sourcing process within PeopleScout’s talent solutions. It delivers speed and scalability while leveraging artificial intelligence, recruitment marketing, machine learning, predictive analytics and other emerging technology with one-point applicant tracking system and vendor management system integration and single sign-on.
Gross profit
Gross profit was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Gross profit	$165,584	$155,280	$308,852	$294,709
Percentage of revenue	27.0%	25.5%	26.4%	25.0%
Total company gross profit as a percentage of revenue for the thirteen weeks ended July 1, 2018 was 27.0%, compared to 25.5% for the same period in the prior year. Total company gross profit as a percentage of revenue for the twenty-six weeks ended July 1, 2018 was 26.4%, compared to 25.0% for the same period in the prior year. The increase was primarily driven by growth in our higher-margin PeopleScout business and continued efficiency gains in their sourcing and recruitment activities. In addition, gross margin improved in the PeopleReady and PeopleManagement staffing businesses primarily due to lower workers’ compensation costs as a result of our continued efforts to manage the cost of claims and reduce workplace accidents. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.
Selling, general and administrative expense
SG&A expense was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Selling, general and administrative expense	$134,207	$124,754	$259,970	$246,598
Percentage of revenue	21.8%	20.4%	22.2%	20.9%
Total company SG&A expense increased by $9 million to $134 million, or 21.8% as a percent of revenue for the thirteen weeks ended July 1, 2018, compared to $125 million, or 20.4% as a percent of revenue for the same period in the prior year. Approximately $6 million of the increase is from higher costs in the core business, most of which occurred in our PeopleScout business to support their continued organic growth. The remaining increase included TMP operating costs of $1 million, TMP acquisition and integration costs of $1 million, and continued investment in cloud-based systems of approximately $1 million.
Total company SG&A expense increased by $13 million to $260 million, or 22.2% as a percent of revenue for the twenty-six weeks ended July 1, 2018, compared to $247 million, or 20.9% as a percent of revenue for the same period in the prior year. Approximately $8 million of the increase is from higher costs in the core business, most of which occurred in our PeopleScout business to support their continued organic growth. The remaining increase included TMP operating costs of $1 million, TMP acquisition and integration costs of $1 million, and continued investment in cloud-based systems of approximately $3 million.
Depreciation and amortization
Depreciation and amortization was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Depreciation and amortization	$10,101	$12,287	$20,191	$23,461
Percentage of revenue	1.6%	2.0%	1.7%	2.0%
Depreciation and amortization decreased primarily due to a proprietary software application becoming fully depreciated during the fiscal fourth quarter of 2017, which resulted in a decline in depreciation for the thirteen and twenty-six weeks ended July 1, 2018.

Page - 25

MANAGEMENT'S DISCUSSION AND ANALYSIS

Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Income tax expense	$2,576	$5,260	$3,440	$7,071
Effective income tax rate	12.7%	28.6%	11.5%	28.4%
Our effective tax rate for the twenty-six weeks ended July 1, 2018 and July 2, 2017 was 11.5% and 28.4%, respectively. We benefited from the U.S. government enacting comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, a federal tax rate reduction from 35.0% to 21.0% beginning in 2018. Additionally, we recognized discrete tax benefits from prior year hiring credits of $0.6 million for the twenty-six weeks ended July 1, 2018.
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
Changes to our effective tax rate as a result of hiring credits, share based compensation, and the Tax Act were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Effective income tax rate without adjustments below	27.5%	39.9%	27.5%	39.7%
Hiring credits estimate from current year wages	(13.6)	(8.4)	(13.6)	(8.4)
Additional hiring credits from prior year wages	(1.2)	(2.8)	(1.8)	(2.1)
Tax effect of share based compensation	—	(0.1)	(0.6)	(0.8)
Effective income tax rate	12.7%	28.6%	11.5%	28.4%
Segment performance
We evaluate performance based on segment revenue and segment profit. Inter-segment revenue is minimal. Commencing in the fiscal first quarter of 2018, we revised our internal segment performance measure to be segment profit, rather than the previously reported segment earnings before interest, taxes, depreciation and amortization (segment EBITDA). Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other income and expense, income taxes, and costs not considered to be ongoing costs of the segment. The prior year amounts have been recast to reflect this change for consistency purposes. See Note 13: Segment information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our reportable segments, as well as a reconciliation of segment profit to income before tax expense.

Page - 26

MANAGEMENT'S DISCUSSION AND ANALYSIS

Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income in the Consolidated Statements of Operations in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except for percentages)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue from services	$377,460	$370,712	$694,295	$703,336
Segment profit	23,198	19,170	32,723	29,164
Percentage of revenue	6.1%	5.2%	4.7%	4.1%
PeopleReady segment profit grew to $23 million, or 6.1% of revenue for the thirteen weeks ended July 1, 2018, compared to $19 million, or 5.2% of revenue for the same period in the prior year. The growth was primarily due to widespread revenue growth and an improvement in gross margin.
Gross margins improved through disciplined pricing and programs to reduce the cost of services. We have passed through increased costs for minimum wages, payroll taxes and benefits, together with higher contingent worker wages in a tightening labor market, as well as most of our standard markup on these costs. Our continued efforts to actively manage the safety of our temporary workers with our safety programs, and to control increasing costs with our network of workers’ compensation service providers resulted in lower workers’ compensation cost.
We put in place cost control programs commencing in the prior year in connection with declining revenues. Those programs continued in the current year and have reduced SG&A costs in line with our plans. We will continue to monitor and manage our SG&A costs in the current environment of sluggish growth.
PeopleReady segment profit grew to $33 million, or 4.7% of revenue for the twenty-six weeks ended July 1, 2018, compared to $29 million, or 4.1% of revenue for the same period in the prior year. Revenue declines were offset by gross margin expansion and SG&A cost management.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except for percentages)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue from services	$178,839	$192,887	$362,731	$384,573
Segment profit	4,712	6,286	10,361	11,819
Percentage of revenue	2.6%	3.3%	2.9%	3.1%
PeopleManagement segment profit decreased 25.0% to $5 million, or 2.6% of revenue for the thirteen weeks ended July 1, 2018, compared to $6 million, or 3.3% of revenue for the same period in the prior year. PeopleManagement segment profit decreased 12.3% to $10 million, or 2.9% of revenue for the twenty-six weeks ended July 1, 2018, compared to $12 million, or 3.1% of revenue for the same period in the prior year. The decline in segment profit and related margin was primarily due to the divestiture of our PlaneTechs business effective March 12, 2018, and volume declines for selected industrial workforce clients. This was partially offset by programs to reduce the cost of services and control SG&A commencing in the prior year in connection with declining revenues. Those programs continued in the current year and have reduced costs in line with our plans. We will continue to monitor and manage our costs while also investing in growth initiatives.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except for percentages)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue from services	$58,002	$46,523	$111,663	$90,457
Segment profit	11,320	10,129	23,225	18,794
Percentage of revenue	19.5%	21.8%	20.8%	20.8%
PeopleScout segment profit grew to $11 million, or 19.5% of revenue for the thirteen weeks ended July 1, 2018, compared to $10 million, or 21.8% of revenue for the same period in the prior year. PeopleScout segment profit increased to $23 million, or 20.8%

Page - 27

MANAGEMENT'S DISCUSSION AND ANALYSIS

of revenue for the twenty-six weeks ended July 1, 2018, compared to $19 million, or 20.8% of revenue for the same period in the prior year. The increase was due primarily to revenue growth driven by strong market interest in our recruitment process outsourcing services and scope expansions with existing clients, which has been accentuated by our new talent acquisition technology, AffinixTM. The increase in segment profit was also driven by continued efficiency gains in sourcing and recruiting activities. These increases to segment profit were partially offset by additional operating costs to support organic growth.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for the remainder of fiscal 2018. These expectations are subject to revision as our business changes with the overall economy.

•
Our PeopleManagement segment provides staffing services to Amazon fulfillment centers in Canada. We received notice that Amazon intends to assume responsibility for all if its workforce needs in Canada and will discontinue the use of our services on September 1, 2018. Amazon revenue and segment profit over the last four quarters was $52 million and $5.9 million, respectively.

•
Our top priority remains to produce solid organic revenue and gross profit growth while leveraging our cost structure to increase income from operations as a percentage of revenue. Through disciplined pricing and management of increasing minimum wages, taxes and benefits, we expect to pass through the higher cost of our temporary workers. Likewise, cost management programs to lower the cost of services and control operating expenses are key priorities in the short-term and to position the business for strong operating leverage and profitable long-term growth in the future.

•
We are committed to technological innovation that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access, speed and ease of connecting our clients and workers for our staffing businesses and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services, improve the efficiency of our service delivery, and reduce our PeopleReady dependence on local branches to find temporary workers and connect them with work. Examples include our new JobstackTM mobile platform in the PeopleReady business and our new AffinixTM talent acquisition technology in the PeopleScout business.

•
PeopleScout is a recognized industry leader of RPO services, which is in the early stages of that industry’s adoption cycle. Due to the industry growth rate for RPO services, our market leading position, and our advances in technology, we expect the revenue growth of this business to continue to exceed the growth of our other segments. We expect our acquisition of TMP to increase our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities.

Page - 28

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY
Cash flows from operating activities
Our cash flows from operating activities were as follows:

	Twenty-six weeks ended
(in thousands)	July 1, 2018	July 2, 2017
Net income	$26,487	$17,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,191	23,461
Provision for doubtful accounts	5,571	3,619
Stock-based compensation	5,983	5,146
Deferred income taxes	1,373	2,975
Other operating activities	102	2,022
Changes in operating assets and liabilities:
Accounts receivable	888	11,925
Income tax receivable	(3,641)	8,828
Accounts payable and other accrued expenses	3,767	(13,181)
Accrued wages and benefits	(1,423)	(4,560)
Workers’ compensation claims reserve	(9,235)	767
Other assets and liabilities	(622)	5,397
Net cash provided by operating activities	$49,441	$64,207
Net cash provided by operating activities was $49 million for the twenty-six weeks ended July 1, 2018, compared to $64 million for the same period in the prior year.

•	Depreciation and amortization decreased primarily due to a proprietary software application becoming fully depreciated during the fiscal fourth quarter of 2017.

•
The decrease in accounts receivable in the current year is primarily due to the divestiture of our PlaneTechs business effective March 12, 2018 offset by an increase in our days sales outstanding due to growth in our PeopleScout business, which has longer payment terms.

•
The increase in income tax receivable in the current year is primarily due to the benefit of higher than expected WOTC. The decrease in income tax receivable in the prior year is due primarily to receipt of a refund of $9 million for returns amended for higher than anticipated benefits from WOTC.

•
The increase in accounts payable and other accrued expenses in the current period is primarily due to growth in the business. The decline in accounts payable and other accrued expenses in the prior period was primarily due to cost control programs commencing in the prior year in connection with declining revenues and timing of payments.

•
The change in other assets and liabilities is primarily due to investments in cloud-based systems of $6 million and a note receivable of $1 million relating to the divestiture of the PlaneTechs business effective March 12, 2018.

•
Generally, our workers’ compensation claims reserve for estimated claims increases as contingent labor services increase and decreases as contingent labor services decline. However, our worker safety programs have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.

Page - 29

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash flows from investing activities
Our cash flows from investing activities were as follows:

	Twenty-six weeks ended
(in thousands)	July 1, 2018	July 2, 2017
Capital expenditures	$(6,468)	$(9,137)
Acquisition of business, net of cash acquired	(22,742)	—
Divestiture of business	8,800	—
Change in restricted investments	2,314	(7,166)
Net cash used in investing activities	$(18,096)	$(16,303)
Net cash used in investing activities was $18 million for the twenty-six weeks ended July 1, 2018, compared to a $16 million cash use for the same period in the prior year.

•
Effective June 12, 2018, the company acquired all of the outstanding equity interests of TMP, through its subsidiary PeopleScout for a cash purchase price of $23 million, net of cash acquired of $7 million. See Note 3: Acquisition and divestiture, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the purchase of TMP.

•
Effective March 12, 2018, the company entered into an asset purchase agreement to sell substantially all the assets and certain liabilities of its PlaneTechs business to Launch Technical Workforce Solutions for a purchase price of $11 million, of which $9 million has been paid in cash as of July 1, 2018. See Note 3: Acquisition and divestiture, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the divestiture of our PlaneTechs business.

•
Restricted investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs. The decrease in the incremental cash used in investing activities was primarily due to lower collateral requirements from our workers’ compensation insurance providers, as well as the timing of collateral payments.

Cash flows from financing activities
Our cash flows from financing activities were as follows:

	Twenty-six weeks ended
(in thousands)	July 1, 2018	July 2, 2017
Purchases and retirement of common stock	$(19,065)	$(15,530)
Net proceeds from stock option exercises and employee stock purchase plans	757	858
Common stock repurchases for taxes upon vesting of restricted stock	(2,403)	(2,873)
Net change in revolving credit facility	21,300	(25,303)
Payments on debt and other liabilities	(22,856)	(1,133)
Payment of contingent consideration at acquisition date fair value	—	(18,300)
Net cash used in financing activities	$(22,267)	$(62,281)
Net cash used in financing activities was $22 million for the twenty-six weeks ended July 1, 2018, compared to $62 million for the same period in the prior year.

•
We made further progress on our stock buyback program, repurchasing $19 million of common stock during Q2 2018 for a weighted-average price per share of $25.17, leaving $74 million available under our existing authorization.

•
On June 25, 2018, we pre-paid in full our outstanding obligations of approximately $22 million with Synovus Bank, terminating all commitments under this term loan (the “Term Loan”) dated February 4, 2013 (as subsequently amended). We did not incur any early termination penalties in connection with the termination of the Term Loan.

Page - 30

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
We borrowed against our Revolving Credit Facility to fund the acquisition of TMP effective June 12, 2018 and liquidation of the Synovus Bank loan. See Note 3: Acquisition and divestiture, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the purchase of TMP.

Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•
On July 13, 2018, we replaced our Second Amended and Restated Revolving Credit Agreement, which was subject to borrowing limits tied primarily to eligible billed accounts receivable, and entered into a new credit agreement. This agreement provides a $300 million credit line with an option, subject to lender approval, to increase the amount to $450 million (see Note 8: Long-term debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q).

•	We had cash and cash equivalents of $33 million at July 1, 2018.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At July 1, 2018, we had restricted cash and investments totaling $239 million.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
CAPITAL RESOURCES
Revolving credit facility
On July 13, 2018, we entered into a credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A., and replaced the second amended and restated credit agreement associated with our prior credit facility. The agreement provides for a revolving line of credit of up to $300 million with an option, subject to lender approval, to increase the amount to $450 million, and matures in five years. Under the terms of the agreement, we will pay a variable rate of interest on funds borrowed that is based on the London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.50%. Alternatively, at our option, we may pay interest based upon a base rate plus an applicable spread between 0.25% and 1.50%. The applicable spread will be determined by the consolidated leverage ratio as defined in the credit agreement. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%.
A commitment fee between 0.250% and 0.375% will be applied against the New Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio as defined in the credit agreement. Letters of credit are priced at a margin between 1.00% and 2.25%, plus a fronting fee of 0.50%. Obligations under the agreement are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by certain collateral of TrueBlue and material U.S. domestic subsidiaries. The agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the credit agreement (see Note 8: Long-term debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q).
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At July 1, 2018, we had restricted cash and investments totaling $239 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 5: Restricted cash and investments, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our restricted cash and investments.

Page - 31

MANAGEMENT'S DISCUSSION AND ANALYSIS

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
For workers’ compensation claims originating in Washington, North Dakota, Ohio, Wyoming, Canada and Puerto Rico (our “monopolistic jurisdictions”), we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs (with the exception of PeopleReady in Ohio where we have a self-insured policy). Accordingly, because we are not the primary obligor, our financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions.
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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	July 1, 2018	December 31, 2017
Cash collateral held by workers’ compensation insurance carriers	$21,946	$22,148
Cash and cash equivalents held in Trust	25,447	16,113
Investments held in Trust	166,424	171,752
Letters of credit (1)	7,618	7,748
Surety bonds (2)	22,014	19,829
Total collateral commitments	$243,449	$237,590

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Page - 32

MANAGEMENT'S DISCUSSION AND ANALYSIS

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	July 1, 2018	December 31, 2017
Total workers’ compensation reserve	$265,088	$274,323
Add back discount on workers’ compensation reserve (1)	19,311	19,277
Less excess claims reserve (2)	(48,619)	(48,826)
Reimbursable payments to insurance provider (3)	11,564	5,492
Other (4)	(3,895)	(12,676)
Total collateral commitments	$243,449	$237,590

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At July 1, 2018, the weighted average discount rate was 1.9%. The claim payments are made over an estimated weighted average period of approximately five years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At July 1, 2018, the weighted average rate was 2.6%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $49 million as of July 1, 2018 and December 31, 2017.

Page - 33

MANAGEMENT'S DISCUSSION AND ANALYSIS

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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, and whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, customer engagement, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our operating segments are PeopleReady, Centerline, Staff Management | SMX, SIMOS, PeopleScout, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. The fair value of each reporting unit is a weighted average of the income and market valuation approaches. The income approach applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent annual impairment test ranged from 10.5% to 11.5%. We also apply a market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test. These combined fair values are reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation, resulting in a reasonable control premium of 13.2%. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater.

Page - 34

MANAGEMENT'S DISCUSSION AND ANALYSIS

Based on our test performed as of the first day of our fiscal second quarter of 2018, all reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, no impairment loss was recognized for the twenty-six weeks ended July 1, 2018 nor July 2, 2017.

The estimated fair value of our Staff Management | SMX and SIMOS reporting units were in excess of their carrying value, however, the operations of these reporting units are largely dependent on major national customers. The loss of a major national customer could give rise to an impairment. In that event, we would be required to record a goodwill impairment. We will continue to closely monitor the operational performance of these reporting units.
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
We performed our annual indefinite-lived intangible asset impairment test as of the first day of our fiscal second quarter of 2018 and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the twenty-six weeks ended July 1, 2018 nor July 2, 2017.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of significant accounting policies, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q.

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
During the fiscal second quarter of 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of July 1, 2018.
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

Page - 35

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

Page - 36

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

Page - 37

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
Extensions of credit under our new credit agreement (“New Revolving Credit Facility”) are limited. Our New Revolving Credit Facility contains restrictive covenants that require us to maintain certain financial conditions. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
Our principal sources of liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our New Revolving Credit Facility. We must have sufficient sources of liquidity to meet our working capital requirements, fund our workers’ compensation collateral requirements, service our outstanding indebtedness, and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities.
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

Page - 38

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

Page - 39

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

Page - 40

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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended July 1, 2018.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
04/02/2018 through 04/29/2018	8	$26.45	—	$92.7 million
04/30/2018 through 05/27/2018	1,722	$24.10	597,808	$77.8 million
05/28/2018 through 07/01/2018	10,160	$27.02	162,679	$73.5 million
Total	11,890	$26.60	760,487

(1)
During the thirteen weeks ended July 1, 2018, we purchased 11,890 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for shares repurchased under the share repurchase program during the period was $25.17.

(4)
On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of July 1, 2018, $73.5 million remains available for repurchase under the current authorization.

Page - 41

Item 6.	EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1	Credit agreement by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., Key Bank, HSBC and TrueBlue, Inc. dated as of July 13, 2018.		8-K	001-14543	07/16/2018

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

Page - 42

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Steven C. Cooper	7/30/2018
	Signature	Date
By:	Steven C. Cooper, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	7/30/2018
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	7/30/2018
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 43