Form 10-Q
period 2018-09-30
TrueBlue, Inc.
filed 2018-11-05
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2018, there were 40,485,261 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,736	$28,780
Accounts receivable, net of allowance for doubtful accounts of $8,056 and $4,344	384,867	374,273
Prepaid expenses, deposits and other current assets	23,757	20,605
Income tax receivable	9,763	4,621
Total current assets	453,123	428,279
Property and equipment, net	55,803	60,163
Restricted cash and investments	240,634	239,231
Deferred income taxes, net	—	3,783
Goodwill	238,648	226,694
Intangible assets, net	96,862	104,615
Workers’ compensation claims receivable, net	45,644	45,048
Other assets, net	10,899	1,218
Total assets	$1,141,613	$1,109,031
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$68,260	$55,091
Accrued wages and benefits	83,260	76,894
Current portion of workers’ compensation claims reserve	70,950	77,218
Other current liabilities	1,211	3,216
Total current liabilities	223,681	212,419
Workers’ compensation claims reserve, less current portion	194,968	197,105
Long-term debt, less current portion	107,900	116,489
Deferred income taxes, net	300	—
Long-term deferred compensation liabilities	23,570	21,866
Other long-term liabilities	6,039	6,305
Total liabilities	556,458	554,184

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,472 and 41,098 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(12,229)	(6,804)
Retained earnings	597,383	561,650
Total shareholders’ equity	585,155	554,847
Total liabilities and shareholders’ equity	$1,141,613	$1,109,031
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue from services	$680,371	$660,780	$1,849,060	$1,839,146
Cost of services	496,053	488,761	1,355,890	1,372,418
Gross profit	184,318	172,019	493,170	466,728
Selling, general and administrative expense	145,382	131,552	405,352	378,150
Depreciation and amortization	10,586	11,189	30,777	34,650
Income from operations	28,350	29,278	57,041	53,928
Interest expense	(1,357)	(1,365)	(3,602)	(3,893)
Interest and other income	1,017	1,146	4,498	3,903
Interest and other income (expense), net	(340)	(219)	896	10
Income before tax expense	28,010	29,059	57,937	53,938
Income tax expense	3,630	7,838	7,070	14,909
Net income	$24,380	$21,221	$50,867	$39,029

Net income per common share:
Basic	$0.61	$0.52	$1.27	$0.94
Diluted	$0.61	$0.51	$1.26	$0.94

Weighted average shares outstanding:
Basic	39,743	41,046	40,138	41,420
Diluted	40,073	41,276	40,417	41,671

Other comprehensive income (loss):
Foreign currency translation adjustment	$(595)	$1,143	$(3,900)	$3,483
Unrealized gain on investments, net of tax	—	424	—	1,070
Total other comprehensive income (loss), net of tax	(595)	1,567	(3,900)	4,553
Comprehensive income	$23,785	$22,788	$46,967	$43,582
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(in thousands)	September 30, 2018	October 1, 2017
Cash flows from operating activities:
Net income	$50,867	$39,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,777	34,650
Provision for doubtful accounts	10,140	6,321
Stock-based compensation	9,552	6,161
Deferred income taxes	2,638	4,890
Other operating activities	526	2,724
Changes in operating assets and liabilities:
Accounts receivable	(17,960)	(34,198)
Income tax receivable	(5,389)	12,788
Other assets	(12,110)	6,306
Accounts payable and other accrued expenses	1,624	(784)
Accrued wages and benefits	4,724	(176)
Workers’ compensation claims reserve	(8,405)	1,985
Other liabilities	1,642	1,086
Net cash provided by operating activities	68,626	80,782
Cash flows from investing activities:
Capital expenditures	(10,313)	(16,303)
Acquisition of business	(22,742)	—
Divestiture of business	10,414	—
Purchases of restricted investments	(11,747)	(36,015)
Maturities of restricted investments	17,021	15,042
Net cash used in investing activities	(17,367)	(37,276)
Cash flows from financing activities:
Purchases and retirement of common stock	(24,818)	(29,371)
Net proceeds from employee stock purchase plans and stock options exercised	1,146	1,179
Common stock repurchases for taxes upon vesting of restricted stock	(2,539)	(2,956)
Net change in revolving credit facility	12,000	(1,099)
Payments on debt	(22,855)	(1,700)
Payment of contingent consideration at acquisition date fair value	—	(18,300)
Net cash used in financing activities	(37,066)	(52,247)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(583)	364
Net change in cash, cash equivalents and restricted cash	13,610	(8,377)
Cash, cash equivalents and restricted cash, beginning of period	73,831	103,222
Cash, cash equivalents and restricted cash, end of period	$87,441	$94,845
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$3,395	$2,612
Income taxes	9,832	(2,972)
Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	1,229	2,863
Divestiture non-cash consideration	971	—
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the thirteen and thirty-nine weeks ended September 30, 2018, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.
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
Based on our annual goodwill impairment test performed as of the first day of our fiscal second quarter, all reporting units’ fair values were substantially in excess of their respective carrying values. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended September 30, 2018 nor October 1, 2017.
We performed our annual indefinite-lived intangible asset impairment test as of the first day of our fiscal second quarter and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended September 30, 2018 nor October 1, 2017.
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
In January 2017, the FASB issued guidance clarifying the definition of a business, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance was effective for fiscal years and interim periods beginning December 15, 2017 (Q1 2018 for TrueBlue) on a prospective basis. This standard did not have a material impact on our financial statements. In Q2 2018, we acquired all of the outstanding equity interests of TMP Holdings LTD (“TMP”) and concluded that TMP represented a business based on this new guidance. See Note 3: Acquisition and divestiture, for further discussion of our acquisition of TMP.
In November 2016, the FASB issued guidance to amend the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amended guidance was effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). We adopted this guidance for our fiscal first quarter of 2018 using the retrospective transition method. Accordingly, the change in restricted cash and cash equivalents is no longer segregated in our Consolidated Statements of Cash Flows, and the $8.6 million previously presented in the investing section for the thirty-nine weeks ended October 1, 2017 is now included when reconciling the beginning-of-period and end-of-period cash, cash equivalents and restricted cash shown in our Consolidated Statements of Cash Flows.

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
In January 2016, the FASB issued guidance on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance was effective for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). Early adoption of the amendments in the guidance was not permitted, with limited exceptions. The guidance required a cumulative-effect adjustment be made to reclassify unrealized gains and losses related to available-for-sale equity securities from accumulated other comprehensive income, to retained earnings as of the beginning of the fiscal year of adoption. We adopted this guidance as of the first day of our fiscal first quarter of 2018 and reclassified from accumulated other comprehensive loss to retained earnings, $1.5 million in unrealized gains, net of tax on available-for-sale equity securities. Beginning in Q1 2018, change in market value for our available-for-sale equity securities is included in selling, general and administrative expense in our Consolidated Statements of Operation and Comprehensive Income.
In May 2014, the FASB issued guidance outlining a single comprehensive model for accounting for revenue arising from contracts with clients, which supersedes the current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new guidance as of January 1, 2018 using the modified retrospective transition method. The adoption of this new guidance did not have a material impact on our consolidated financial statements as of the adoption date, nor for the thirteen and thirty-nine weeks ended September 30, 2018, except for expanded disclosures. Refer to Note 2: Revenue recognition for additional accounting policy and transition disclosures.
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued guidance on lease accounting. The new guidance will continue to classify leases as either finance or operating, but will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with classification affecting the pattern of expense recognition in the statement of operations. This guidance is effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements, with a cumulative-effect adjustment to retained earnings recorded at the earliest comparative period. During the third quarter of 2018, the FASB issued updated guidance that provides companies with the option to apply a practical expedient that allows adoption of the provisions of the new lease accounting guidance prospectively, with a cumulative-effect adjustment recorded to retained earnings upon the date of adoption. We plan to elect this practical expedient, and will adopt the guidance prospectively on the effective date. We established a cross-functional implementation team consisting of representatives from various departments to review our current contracts, accounting policies and business practices to identify and quantify the potential impact of the new standard on our financial statements. We are completing this evaluation and expect that, upon adoption, a majority of our operating lease commitments will be recognized and have a material impact on our Consolidated Balance Sheets as operating lease liabilities and right-of-use assets. This change will also flow through the changes in operating assets and liabilities on our Consolidated Statements of Cash Flows. We do not expect the adoption to have a material impact on the pattern of expense recognition in our Consolidated Statements of Operations and Comprehensive Income.
In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments. This guidance sets forth a current expected credit loss model, which requires measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This guidance replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for fiscal years beginning after December 15, 2019 (Q1 2020 for TrueBlue) with early adoption permitted no sooner than Q1 2019. A modified retrospective approach is required for all

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments, except debt securities for which an other-than-temporary impairment had been recognized prior to the effective date, which will require a prospective transition approach. We plan to adopt this guidance on the effective date and are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes and systems.
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
NOTE 2:    REVENUE RECOGNITION
Adoption of new revenue recognition guidance
On January 1, 2018, we adopted new revenue recognition guidance using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts were not adjusted and continue to be reported in accordance with historic accounting guidance. The adoption of this new guidance did not have a material impact on our consolidated financial statements as of the adoption date, nor for the thirteen and thirty-nine weeks ended September 30, 2018, except for expanded disclosures.
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
We primarily record revenue on a gross basis as a principal versus on a net basis as an agent in the Consolidated Statements of Operations and Comprehensive Income. We have determined that gross reporting as a principal is the appropriate treatment based upon the following key factors:

•	We maintain the direct contractual relationship with the client and are responsible for fulfilling the service promised to the client.

•	We demonstrate control over the services provided to our clients by being the employer of record for the individuals performing the service.

•	We establish our worker’s billing rate.
Contingent staffing
We recognize revenue for our PeopleReady and PeopleManagement contingent staffing services over time as services are performed in an amount that reflects the consideration we expect to be entitled to in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur costs to obtain our contingent staffing contracts. Costs are incurred to fulfill some contingent staffing contracts, however these costs are not material and are expensed as incurred.
Human resource outsourcing
We primarily recognize revenue for our PeopleScout outsourced recruitment of permanent employees over time in an amount that reflects the consideration we expect to be entitled to in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur costs to obtain our outsourced recruitment of permanent employees’ contracts. The costs to fulfill these contracts are not material and are expensed as incurred.

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsatisfied performance obligations
As a practical expedient, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected original duration of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Disaggregated revenue
The following table presents our revenue disaggregated by major source:

	Thirteen weeks ended		September 30, 2018
(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Consolidated
Revenue from services:
Contingent staffing	$428,665	$181,199	$—	$609,864
Human resource outsourcing	—	—	70,507	70,507
Total company	$428,665	$181,199	$70,507	$680,371

	Thirty-nine weeks ended		September 30, 2018
(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Consolidated
Revenue from services:
Contingent staffing	$1,122,960	$543,930	$—	$1,666,890
Human resource outsourcing	—	—	182,170	182,170
Total company	$1,122,960	$543,930	$182,170	$1,849,060
NOTE 3:    ACQUISITION AND DIVESTITURE
Acquisition
Effective June 12, 2018, we acquired all of the outstanding equity interests of TMP Holdings LTD (“TMP”), through our PeopleScout subsidiary, for a cash purchase price of $22.7 million, net of cash acquired of $7.0 million. TMP is a mid-sized recruitment process outsourcing (“RPO”) and employer branding service provider operating in the United Kingdom, which is the second largest RPO market in the world. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities.
We incurred acquisition and integration-related costs of $1.2 million and $1.7 million for the thirteen and thirty-nine weeks ended September 30, 2018, respectively, which are included in selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income and cash flows from operating activities on the Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 30, 2018.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The acquired assets and assumed liabilities of TMP are included on our Consolidated Balance Sheet as of September 30, 2018, and the results of its operations and cash flows are reported on our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for the period from June 12, 2018 to September 30, 2018. The amount of revenue from TMP included in our Consolidated Statements of Operations and Comprehensive Income was $17.9 million from the acquisition date to September 30, 2018. The acquisition of TMP was not material to our consolidated results of operations and as such, pro forma financial information was not required.
Divestiture
Effective March 12, 2018, we entered into an asset purchase agreement to sell substantially all the assets and certain liabilities of PlaneTechs, LLC (“PlaneTechs”) to Launch Technical Workforce Solutions (“Launch”) for a preliminary purchase price of $11.4 million, of which $8.5 million was paid in cash, and $1.6 million in a note receivable due within nine months following the closing date. The note receivable has monthly principal payments of $0.1 million, which began in April 2018, and will continue through December 2018. The outstanding balance is included in prepaid expenses, deposits and other current assets on the Consolidated Balance Sheets. The remaining purchase price balance consists of the preliminary working capital adjustment, which is expected to be paid in cash during the fiscal fourth quarter of 2018 and is included in prepaid expenses, deposit and other current assets on the Consolidated Balance Sheets. The company recognized a preliminary pre-tax gain on the divestiture of $0.7 million, which is included in interest and other income on the Consolidated Statements of Operations and Comprehensive Income for the thirty-

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nine weeks ended September 30, 2018. Fiscal first quarter revenue through the closing date of the divestiture for the PlaneTechs business of $8.0 million was reported in the PeopleManagement reportable segment.
The divestiture of PlaneTechs did not represent a strategic shift with a major effect on the company’s operations and financial results and, therefore was not reported as discontinued operations in the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income for the periods presented.
The company has agreed to provide certain transition services to Launch for a period not to exceed nine months, which includes various back office services to support the PlaneTechs branch offices until personnel and systems are transferred to Launch.
NOTE 4:    FAIR VALUE MEASUREMENT
Our assets and liabilities measured at fair value on a recurring basis consisted of the following:

	September 30, 2018
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets:
Cash and cash equivalents	$34,736	$34,736	$—	$—
Restricted cash and cash equivalents	52,705	52,705	—	—
Cash, cash equivalents and restricted cash (1)	$87,441	$87,441	$—	$—

Deferred compensation mutual funds classified as available-for-sale	$25,410	$25,410	$—	$—

Municipal debt securities	$76,234	$—	$76,234	$—
Corporate debt securities	80,194	—	80,194	—
Agency mortgage-backed securities	2,846	—	2,846	—
U.S. government and agency securities	964	—	964	—
Restricted investments classified as held-to-maturity	$160,238	$—	$160,238	$—

	December 31, 2017
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets:
Cash and cash equivalents	$28,780	$28,780	$—	$—
Restricted cash and cash equivalents	45,051	45,051	—	—
Cash, cash equivalents and restricted cash (1)	$73,831	$73,831	$—	$—

Deferred compensation mutual funds classified as available-for-sale	$22,428	$22,428	$—	$—

Municipal debt securities	$83,366	$—	$83,366	$—
Corporate debt securities	83,791	—	83,791	—
Agency mortgage-backed securities	4,062	—	4,062	—
U.S. government and agency securities	1,019	—	1,019	—
Restricted investments classified as held-to-maturity	$172,238	$—	$172,238	$—

(1)	Cash, cash equivalents and restricted cash consist of money market funds, deposits and investments with original maturities of three months or less.
There were no material transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the thirty-nine weeks ended September 30, 2018 nor October 1, 2017.

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	September 30, 2018	December 31, 2017
Cash collateral held by insurance carriers	$24,054	$22,926
Cash and cash equivalents held in Trust	28,494	16,113
Investments held in Trust	162,519	171,752
Deferred compensation mutual funds	25,410	22,428
Other restricted cash and cash equivalents	157	6,012
Total restricted cash and investments	$240,634	$239,231
The amortized cost and estimated fair value of our held-to-maturity investments held in trust, aggregated by investment category are as follows:

	September 30, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$77,211	$124	$(1,101)	$76,234
Corporate debt securities	81,414	1	(1,221)	80,194
Agency mortgage-backed securities	2,895	3	(52)	2,846
U.S. government and agency securities	999	—	(35)	964
Total held-to-maturity investments	$162,519	$128	$(2,409)	$160,238

	December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$82,770	$974	$(378)	$83,366
Corporate debt securities	83,916	309	(434)	83,791
Agency mortgage-backed securities	4,066	22	(26)	4,062
U.S. government and agency securities	1,000	19	—	1,019
Total held-to-maturity investments	$171,752	$1,324	$(838)	$172,238
The estimated fair value and gross unrealized losses of all investments classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$49,727	$(515)	$11,531	$(586)	$61,258	$(1,101)
Corporate debt securities	52,187	(689)	26,020	(532)	78,207	(1,221)
Agency mortgage-backed securities	1,323	(20)	873	(32)	2,196	(52)
U.S. government and agency securities	964	(35)	—	—	964	(35)
Total held-to-maturity investments	$104,201	$(1,259)	$38,424	$(1,150)	$142,625	$(2,409)

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$23,078	$(124)	$9,631	$(254)	$32,709	$(378)
Corporate debt securities	48,952	(311)	10,081	(123)	59,033	(434)
Agency mortgage-backed securities	1,362	(10)	888	(16)	2,250	(26)
Total held-to-maturity investments	$73,392	$(445)	$20,600	$(393)	$93,992	$(838)
The total number of held-to-maturity securities in an unrealized loss position as of September 30, 2018 and December 31, 2017 were 124 and 83, respectively. The unrealized losses were the result of interest rate increases. Since the decline in estimated fair value is attributable to changes in interest rates and not credit quality, and the company has the intent and ability to hold these debt securities until recovery of amortized cost or until maturity, we do not consider these investments other than temporarily impaired.
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	September 30, 2018
(in thousands)	Amortized cost	Fair value
Due in one year or less	$28,294	$28,133
Due after one year through five years	87,267	86,225
Due after five years through ten years	46,958	45,880
Total held-to-maturity investments	$162,519	$160,238
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Total company
Balance at December 31, 2017
Goodwill before impairment	$106,304	$100,146	$132,323	$338,773
Accumulated impairment loss	(46,210)	(50,700)	(15,169)	(112,079)
Goodwill, net	60,094	49,446	117,154	226,694

Divested goodwill before impairment (1)	—	(19,054)	—	(19,054)
Divested accumulated impairment loss (1)	—	17,000	—	17,000
Acquired goodwill (2)	—	—	16,606	16,606
Foreign currency translation	—	—	(2,598)	(2,598)

Balance at September 30, 2018
Goodwill before impairment	106,304	81,092	146,331	333,727
Accumulated impairment loss	(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net	$60,094	$47,392	$131,162	$238,648

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

(2)
Effective June 12, 2018, the company acquired TMP Holdings LTD, through PeopleScout. Accordingly, the goodwill associated with the acquisition has been assigned to our PeopleScout reportable segment based on our preliminary purchase price allocation. For additional information, see Note 3: Acquisition and divestiture.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Finite-lived intangible Assets
The following table presents our purchased finite-lived intangible assets:

	September 30, 2018			December 31, 2017
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$153,945	$(66,537)	$87,408	$148,114	$(53,801)	$94,313
Trade names/trademarks	2,865	(995)	1,870	4,149	(3,736)	413
Non-compete agreements	—	—	—	1,400	(1,377)	23
Technologies	9,800	(8,216)	1,584	17,500	(13,588)	3,912
Total finite-lived intangible assets	$166,610	$(75,748)	$90,862	$171,163	$(72,502)	$98,661

(1)	Excludes assets that are fully amortized.
Finite-lived intangible assets include customer relationships and trade names/trademarks of $6.3 million and $1.7 million, respectively, as of the acquisition date, based on our preliminary purchase price allocation relating to our acquisition of TMP Holdings LTD. For additional information, see Note 3: Acquisition and divestiture.
Amortization expense of our finite-lived intangible assets was $5.2 million and $15.6 million for the thirteen and thirty-nine weeks ended September 30, 2018, respectively, and $5.4 million and $16.1 million for the thirteen and thirty-nine weeks ended October 1, 2017, respectively.
Indefinite-lived intangible assets
We also held indefinite-lived trade names/trademarks of $6.0 million as of September 30, 2018 and December 31, 2017.
NOTE 7:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 2.0% and 1.8% at September 30, 2018 and December 31, 2017, respectively. Payments made against self-insured claims are made over a weighted average period of approximately five years as of September 30, 2018.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	September 30, 2018	December 31, 2017
Undiscounted workers’ compensation reserve	$286,156	$293,600
Less discount on workers’ compensation reserve	20,238	19,277
Workers’ compensation reserve, net of discount	265,918	274,323
Less current portion	70,950	77,218
Long-term portion	$194,968	$197,105
Payments made against self-insured claims were $50.7 million and $48.2 million for the thirty-nine weeks ended September 30, 2018 and October 1, 2017, respectively.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 30, 2018 and December 31, 2017, the weighted average rate was 2.8% and 2.5%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims was $49.0 million and $48.8 million as of September 30, 2018 and December 31, 2017, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $45.6 million and $45.0 million as of September 30, 2018 and December 31, 2017, respectively.
Workers’ compensation expense of $17.8 million and $22.1 million was recorded in cost of services for the thirteen weeks ended September 30, 2018 and October 1, 2017, respectively. Workers’ compensation expense of $52.2 million and $64.2 million was recorded in cost of services for the thirty-nine weeks ended September 30, 2018 and October 1, 2017, respectively.
NOTE 8:    LONG-TERM DEBT

The components of our borrowings were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Revolving Credit Facility	$107,900	$95,900
Term Loan	—	22,856
Total debt	107,900	118,756
Less current portion	—	2,267
Long-term debt, less current portion	$107,900	$116,489
Revolving credit facility
On July 13, 2018, we entered into a credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. (“Revolving Credit Facility”). The agreement provides for a revolving line of credit of up to $300 million with an option, subject to lender approval, to increase the amount to $450 million, and matures in five years. At September 30, 2018, $107.9 million was utilized as a draw on the facility and $6.9 million was utilized by outstanding standby letters of credit, leaving $185.2 million available under the Revolving Credit Facility for additional borrowings.
Under the terms of the agreement, we pay a variable rate of interest on funds borrowed based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread between 1.25% and 2.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25% and 1.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the credit agreement. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. At September 30, 2018, the applicable spread on LIBOR was 1.25% and the index rate was 2.15%, resulting in an interest rate of 3.40%.
A commitment fee between 0.250% and 0.375% is applied against the Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio, as defined in the credit agreement. Letters of credit are priced at a margin between 1.00% and 2.25%, plus a fronting fee of 0.50%. Obligations under the agreement are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by certain collateral of TrueBlue and material U.S. domestic subsidiaries. The agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the credit agreement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
Term loan agreement
On June 25, 2018, we pre-paid in full our outstanding obligations of approximately $22.0 million with Synovus Bank, terminating all commitments under this term loan (the “Term Loan”) dated February 4, 2013 (as subsequently amended). We did not incur any early termination penalties in connection with the termination of the Term Loan.

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	September 30, 2018	December 31, 2017
Cash collateral held by workers’ compensation insurance carriers	$22,122	$22,148
Cash and cash equivalents held in Trust	28,494	16,113
Investments held in Trust	162,519	171,752
Letters of credit (1)	6,707	7,748
Surety bonds (2)	21,961	19,829
Total collateral commitments	$241,803	$237,590

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Page - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:        SHAREHOLDER’S EQUITY
Changes in Shareholders’ Equity
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

Common Stock Shares
Beginning balance	40,595	41,982	41,098	42,171
Purchases and retirement of common stock	(203)	(682)	(961)	(1,268)
Issuances under equity plans, including tax benefits	87	34	316	397
Stock-based compensation	(7)	5	19	39
Ending balance	40,472	41,339	40,472	41,339

Common Stock Amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1

Retained Earnings
Beginning balance	574,934	542,020	561,650	536,611
Net income	24,380	21,221	50,867	39,029
Purchases and retirement of common stock	(5,752)	(13,841)	(24,818)	(29,371)
Issuances under equity plans, including tax benefits	249	237	(1,396)	(1,778)
Stock-based compensation	3,572	1,015	9,555	6,161
Change in accounting standard cumulative-effect adjustment (1)	—	—	1,525	—
Ending balance	597,383	550,652	597,383	550,652

Accumulated Other Comprehensive Loss
Beginning balance	(11,634)	(8,447)	(6,804)	(11,433)
Other comprehensive income (loss), net of tax	(595)	1,567	(3,900)	4,553
Change in accounting standard cumulative-effect adjustment (1)	—	—	(1,525)	—
Ending balance	(12,229)	(6,880)	(12,229)	(6,880)

Total shareholder’s equity ending balance	$585,155	$543,773	$585,155	$543,773

(1)
As a result of our adoption of the new accounting standard for equity investments, $1.5 million in unrealized gains, net of tax on available-for-sale equity securities were reclassified from accumulated other comprehensive loss to retained earnings as of the beginning of fiscal 2018. There were no material reclassifications out of accumulated other comprehensive loss during the thirteen and thirty-nine weeks ended October 1, 2017. For additional information, see Note 1: Summary of significant accounting policies.

Page - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accumulated Other Comprehensive Loss
Changes in the balance of each component of accumulated other comprehensive loss during the reporting periods were as follows:

	Thirteen weeks ended
	September 30, 2018			October 1, 2017
(in thousands)	Foreign currency translation adjustment	Unrealized gain (loss) on investments, net of tax (1)	Total other comprehensive (loss), net of tax	Foreign currency translation adjustment	Unrealized gain on investments, net of tax (1)	Total other comprehensive income (loss), net of tax
Balance at beginning of period	$(11,634)	$—	$(11,634)	$(9,344)	$897	$(8,447)
Current period other comprehensive income (loss)	(595)	—	(595)	1,143	424	1,567
Balance at end of period	$(12,229)	$—	$(12,229)	$(8,201)	$1,321	$(6,880)

	Thirty-nine weeks ended
	September 30, 2018			October 1, 2017
(in thousands)	Foreign currency translation adjustment	Unrealized gain on investments, net of tax (1)	Total other comprehensive (loss), net of tax	Foreign currency translation adjustment	Unrealized gain on investments, net of tax (1)	Total other comprehensive income (loss), net of tax
Balance at beginning of period	$(8,329)	$1,525	$(6,804)	$(11,684)	$251	$(11,433)
Current period other comprehensive income (loss)	(3,900)	—	(3,900)	3,483	1,070	4,553
Change in accounting standard cumulative-effect adjustment	—	(1,525)	(1,525)	—	—	—
Balance at end of period	$(12,229)	$—	$(12,229)	$(8,201)	$1,321	$(6,880)

(1)
Consisted of deferred compensation plan accounts, comprised of mutual funds classified as available-for-sale securities, prior to our adoption of the new accounting standard for equity investments in the fiscal first quarter of 2018. The tax impact on the unrealized gain on available-for-sale securities was de minimis for the thirteen and thirty-nine weeks ended October 1, 2017.

NOTE 11:	INCOME TAXES
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
Our effective tax rate for the thirty-nine weeks ended September 30, 2018 was 12.2%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of share based compensation.
On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). For the thirty-nine weeks ended September 30, 2018, we completed accounting for the Tax Act by recording immaterial adjustments to our transition tax and revaluation of net deferred tax assets at December 31, 2017. We also determined that unremitted earnings of our foreign subsidiaries should no longer remain subject to an indefinite reinvestment assertion and recorded a $0.4 million deferred tax liability related to foreign withholding taxes.

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	NET INCOME PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net income	$24,380	$21,221	$50,867	$39,029

Weighted average number of common shares used in basic net income per common share	39,743	41,046	40,138	41,420
Dilutive effect of non-vested restricted stock	330	230	279	251
Weighted average number of common shares used in diluted net income per common share	40,073	41,276	40,417	41,671
Net income per common share:
Basic	$0.61	$0.52	$1.27	$0.94
Diluted	$0.61	$0.51	$1.26	$0.94

Anti-dilutive shares	414	354	500	388
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
Effective June 12, 2018, we acquired TMP through our PeopleScout subsidiary. Accordingly, the results associated with the acquisition are included in our PeopleScout operating segment. TMP is a mid-sized RPO and employer branding service provider operating in the United Kingdom which is the second largest RPO market in the world. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities. For additional information, see Note 3: Acquisition and divestiture.
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

Page - 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

administrative expense, interest, other income and expense, income taxes, and costs not considered to be ongoing costs of the segment. The prior year amounts have been recast to reflect this change for consistency purposes.
The following table presents a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue from services:
PeopleReady	$428,665	$414,995	$1,122,960	$1,118,331
PeopleManagement	181,199	196,835	543,930	581,408
PeopleScout	70,507	48,950	182,170	139,407
Total company	$680,371	$660,780	$1,849,060	$1,839,146
The following table presents a reconciliation of Segment profit to income before tax expense:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Segment profit:
PeopleReady	$31,230	$28,752	$63,953	$57,916
PeopleManagement	6,169	6,940	16,530	18,759
PeopleScout	12,478	10,277	35,703	29,071
	49,877	45,969	116,186	105,746
Corporate unallocated	(6,469)	(5,322)	(20,001)	(16,700)
Work Opportunity Tax Credit processing fees	(241)	(180)	(700)	(468)
Acquisition/integration costs	(1,226)	—	(1,683)	—
Other costs	(3,005)	—	(5,984)	—
Depreciation and amortization	(10,586)	(11,189)	(30,777)	(34,650)
Income from operations	28,350	29,278	57,041	53,928
Interest and other income (expense), net	(340)	(219)	896	10
Income before tax expense	$28,010	$29,059	$57,937	$53,938
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Page - 20

MANAGEMENT'S DISCUSSION AND ANALYSIS

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
Effective March 12, 2018, we divested substantially all the assets and certain liabilities of PlaneTechs, LLC (“PlaneTechs”). For additional information, see Note 3: Acquisition and divestiture, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q.
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
Effective June 12, 2018, we acquired TMP Holdings LTD (“TMP”), through our PeopleScout subsidiary. Accordingly, the results associated with the acquisition are included in our PeopleScout operating segment. TMP is a mid-sized RPO and employer branding service provider operating in the United Kingdom, which is the second largest RPO market in the world. We believe this acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities. The TMP RPO business will be fully integrated into PeopleScout and expand our global reach as the industry leader.
See Note 13: Segment information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our operating segments and reportable segments.
Fiscal Third Quarter of 2018 Highlights
Revenue from services
Total company revenue grew to $680 million for the thirteen weeks ended September 30, 2018, a 3.0% increase compared to the same period in the prior year primarily due to widespread revenue growth for PeopleReady and double-digit revenue growth for PeopleScout.

Page - 21

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleReady revenue from services
PeopleReady revenue grew to $429 million for the thirteen weeks ended September 30, 2018, a 3.3% increase compared to the same period in the prior year. The revenue growth was a further improvement on the year-over-year growth in the second quarter of 2018 of 1.8%. The revenue growth was broad-based across most industries and geographies with 16 of our top 20 states experiencing growth. The revenue growth was primarily driven by improvements to local business development activities.
PeopleManagement revenue from services
PeopleManagement revenue declined to $181 million for the thirteen weeks ended September 30, 2018, a 7.9% decrease compared to the same period in the prior year. The decline was primarily due to the divestiture of our PlaneTechs business effective March 12, 2018, which accounted for a 5.1% decline and the loss of Amazon's Canadian business in September 2018, which accounted for a 2.5% decline in PeopleManagement’s revenue compared to the same period in the prior year. The remaining decline of 0.3% was primarily due to lower volumes with existing clients.
PeopleScout revenue from services
PeopleScout revenue grew to $71 million for the thirteen weeks ended September 30, 2018, a 44.0% increase compared to the same period in the prior year. During the second quarter of 2018, PeopleScout purchased TMP which represented a 30.7% increase in PeopleScout’s revenue for the thirteen weeks ended September 30, 2018, compared to the same period in the prior year. The remaining increase was primarily due to expansion of the scope of services with existing clients.
Gross profit
Total company gross profit as a percentage of revenue for the thirteen weeks ended September 30, 2018 was 27.1%, compared to 26.0% in the same period in the prior year. Gross margin improved in the PeopleReady staffing businesses primarily due to lower workers’ compensation costs as a result of our continued efforts to manage the cost of claims and reduce workplace accidents. Gross margin further improved through the revenue growth at PeopleScout which outpaced our other segments resulting in a larger mix in this higher-margin business and by expanding the scope of services with higher margin clients at PeopleScout.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense increased by $14 million to $145 million, or 21.4% as a percent of revenue for the thirteen weeks ended September 30, 2018, compared to $132 million, or 19.9% as a percent of revenue for the same period in the prior year. During the second quarter of 2018, PeopleScout purchased TMP which added operating costs of $3 million together with TMP acquisition and integration costs of $1 million, for the thirteen weeks ended September 30, 2018. The increase also included continued investment in cloud-based systems of approximately $2 million and accelerated stock compensation costs associated with the CEO transition of $1 million. SG&A further increased by $7 million to support the continued growth of our business.
Income from operations
Total company income from operations was unchanged at $28 million, or 4.2% as a percent of revenue, for the thirteen weeks ended September 30, 2018, compared to $29 million, or 4.4% as a percent of revenue for the same period in the prior year. The growth in revenue and improved gross profit was offset by growth in SG&A.
Net income
Net income was $24 million, or $0.61 per diluted share for the thirteen weeks ended September 30, 2018, compared to $21 million, or $0.51 per diluted share for the same period in the prior year, a 20% increase in net income per diluted share compared to the same period in the prior year. The increase to net income per diluted share was primarily due to a lower effective tax rate and share repurchases. Our effective tax rate for the thirteen weeks ended September 30, 2018 was 13.0% compared to 27.0% for the same period in the prior year. The decrease in our effective income tax rate was primarily due to the enactment of the comprehensive tax legislation in December 2017, referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which decreased the federal tax rate from 35% to 21% beginning in 2018, and due to discrete tax benefits from additional prior year Work Opportunity Tax Credits.
Additional highlights
We believe we are taking the right steps to expand our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of September 30, 2018, we had cash and cash equivalents of $35 million and $185 million available under our revolving credit agreement (“Revolving Credit Facility”) for total liquidity of $220 million.

Page - 22

MANAGEMENT'S DISCUSSION AND ANALYSIS

We continue to return cash to shareholders through our stock buyback program. On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. During the year ended December 31, 2017, we used $7 million under this new program to repurchase shares. We repurchased an additional $25 million of common stock during the thirty-nine weeks ended September 30, 2018. As of September 30, 2018, $68 million remains available for repurchase of common stock under the current authorization.
RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages and per share data)	September 30, 2018	% of revenue	October 1, 2017	% of revenue	September 30, 2018	% of revenue	October 1, 2017	% of revenue
Revenue from services	$680,371		$660,780		$1,849,060		$1,839,146
Total revenue growth (decline) %	3.0%		(5.2)%		0.5%		(8.8)%

Gross profit	$184,318	27.1%	$172,019	26.0%	$493,170	26.7%	$466,728	25.4%
Selling, general and administrative expense	145,382	21.4%	131,552	19.9%	405,352	21.9%	378,150	20.6%
Depreciation and amortization	10,586	1.6%	11,189	1.7%	30,777	1.7%	34,650	1.9%
Income from operations	28,350	4.2%	29,278	4.4%	57,041	3.1%	53,928	2.9%
Interest and other income (expense), net	(340)		(219)		896		10
Income before tax expense	28,010		29,059		57,937		53,938
Income tax expense	3,630		7,838		7,070		14,909
Net income	$24,380	3.6%	$21,221	3.2%	$50,867	2.8%	$39,029	2.1%
Net income per diluted share	$0.61		$0.51		$1.26		$0.94
Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended					Thirty-nine weeks ended
(in thousands, except percentages)	September 30, 2018	Growth (decline) %	Segment % of total	October 1, 2017	Segment % of total	September 30, 2018	Growth (decline) %	Segment % of total	October 1, 2017	Segment % of total
Revenue from services:
PeopleReady	$428,665	3.3%	63.0%	$414,995	62.8%	$1,122,960	0.4%	60.7%	$1,118,331	60.8%
PeopleManagement	181,199	(7.9)%	26.6%	196,835	29.8%	543,930	(6.4)%	29.4%	581,408	31.6%
PeopleScout	70,507	44.0%	10.4%	48,950	7.4%	182,170	30.7%	9.9%	139,407	7.6%
Total company	$680,371	3.0%	100.0%	$660,780	100.0%	$1,849,060	0.5%	100.0%	$1,839,146	100.0%
PeopleReady
PeopleReady revenue grew to $429 million for the thirteen weeks ended September 30, 2018, a 3.3% increase compared to the same period in the prior year. The revenue growth was broad-based across most industries and geographies with 16 of our top 20 states experiencing growth. The revenue growth was primarily driven by improvements to local business development activities.
PeopleReady revenue grew to $1.1 billion for the thirty-nine weeks ended September 30, 2018, a 0.4% increase compared to the same period in the prior year. The increase is primarily due to a return to growth for PeopleReady in the second quarter of 2018, a 1.8% increase compared to the same period in the prior year. Revenue trends further improved during the third quarter of 2018, a 3.3% increase compared to the same period in the prior year. The growth was broad-based across most geographies and industries we serve, partially offset by energy and hurricane clean up projects that benefited prior year results. The growth was driven primarily driven by improvements to local business development activities.
Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-ups. While we believe our pricing strategy is the right long-term decision, these actions can have an impact on our revenue trends in the near term.

Page - 23

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue declined to $181 million for the thirteen weeks ended September 30, 2018, a 7.9% decrease compared to the same period in the prior year. The decline was primarily due to the divestiture of our PlaneTechs business effective March 12, 2018, which accounted for a 5.1% decline and the loss of Amazon's Canadian business in September 2018, which accounted for a 2.5% decline in PeopleManagement’s revenue compared to the same period in the prior year. The remaining decline of 0.3% was primarily due to lower volumes with existing clients.
PeopleManagement revenue declined to $544 million for the thirty-nine weeks ended September 30, 2018, a 6.4% decrease compared to the same period in the prior year. The decline was primarily due to the divestiture of our PlaneTechs business effective March 12, 2018, which accounted for a 4.3% decline and the loss of Amazon's Canadian business in September 2018, which accounted for a 0.7% decline in PeopleManagement’s revenue compared to the same period in the prior year. The remaining decline of 1.4% was primarily due to lower volumes with existing clients.
PeopleScout
PeopleScout revenue grew to $71 million for the thirteen weeks ended September 30, 2018, a 44.0% increase compared to the same period in the prior year. During the second quarter of 2018, PeopleScout purchased TMP which represented a 30.7% increase in PeopleScout’s revenue for the thirteen weeks ended September 30, 2018, compared to the same period in the prior year. The remaining increase was primarily due to expansion of scope of services for existing clients.
PeopleScout revenue grew to $182 million for the thirty-nine weeks ended September 30, 2018, a 30.7% increase compared to the same period in the prior year. The acquisition of TMP represented a 12.8% increase in PeopleScout’s revenue compared to the same period in the prior year. The increase in revenue was due to a combination of new client wins and expansion of the scope of services for existing clients. Market interest in our recruitment process outsourcing services remains strong and has been accentuated by the launch of our new talent acquisition technology, AffinixTM.
Affinix is PeopleScout's proprietary talent acquisition technology, which we believe has been well received by both current and prospective customers.
Gross profit
Gross profit was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Gross profit	$184,318	$172,019	$493,170	$466,728
Percentage of revenue	27.1%	26.0%	26.7%	25.4%
Total company gross profit as a percentage of revenue for the thirteen weeks ended September 30, 2018 was 27.1%, compared to 26.0% for the same period in the prior year. Total company gross profit as a percentage of revenue for the thirty-nine weeks ended September 30, 2018 was 26.7%, compared to 25.4% for the same period in the prior year. Gross margin improved in the PeopleReady staffing businesses primarily due to lower workers’ compensation costs as a result of our continued efforts to manage the cost of claims and reduce workplace accidents. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs. Gross margin further improved by growth in our higher-margin PeopleScout business and continued efficiency gains in its sourcing and recruitment activities.
Selling, general and administrative expense
SG&A expense was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Selling, general and administrative expense	$145,382	$131,552	$405,352	$378,150
Percentage of revenue	21.4%	19.9%	21.9%	20.6%

Page - 24

MANAGEMENT'S DISCUSSION AND ANALYSIS

Total company SG&A expense increased by $14 million to $145 million, or 21.4% as a percent of revenue for the thirteen weeks ended September 30, 2018, compared to $132 million, or 19.9% as a percent of revenue for the same period in the prior year. During the second quarter of 2018, PeopleScout purchased TMP which added operating costs of $3 million together with TMP acquisition and integration costs of $1 million, for the thirteen weeks ended September 30, 2018. The increase also included continued investment in cloud-based systems of approximately $2 million, and accelerated stock compensation costs associated with the CEO transition of $1 million. SG&A further increased by $7 million to support the continued growth of our business.
Total company SG&A expense increased by $27 million to $405 million, or 21.9% as a percent of revenue for the thirty-nine weeks ended September 30, 2018, compared to $378 million, or 20.6% as a percent of revenue for the same period in the prior year. The TMP acquisition added operating costs of $4 million and acquisition and integration costs of $2 million together for the thirty-nine weeks ended September 30, 2018. The increase also included continued investment in cloud-based systems of approximately $5 million, and accelerated stock compensation costs associated with the CEO transition of $1 million. SG&A further increased by $15 million to support the continued growth of our business.
Depreciation and amortization
Depreciation and amortization was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Depreciation and amortization	$10,586	$11,189	$30,777	$34,650
Percentage of revenue	1.6%	1.7%	1.7%	1.9%
Depreciation and amortization decreased primarily due to a proprietary software application becoming fully depreciated during the fiscal fourth quarter of 2017, which resulted in a decline in depreciation for the thirteen and thirty-nine weeks ended September 30, 2018.
Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Income tax expense	$3,630	$7,838	$7,070	$14,909
Effective income tax rate	13.0%	27.0%	12.2%	27.6%
Our effective tax rate for the thirty-nine weeks ended September 30, 2018 and October 1, 2017 was 12.2% and 27.6%, respectively. We benefited from the U.S. government enacting comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, a federal tax rate reduction from 35.0% to 21.0% beginning in 2018. Additionally, for the thirty-nine weeks ended September 30, 2018 we recognized $0.8 million of discrete tax benefits from prior year hiring credits and $0.4 million of discrete detriments from recording income taxes related to undistributed foreign earnings.
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

Page - 25

MANAGEMENT'S DISCUSSION AND ANALYSIS

offices. WOTC was restored through December 31, 2019, as a result of the Protecting Americans from Tax Hikes Act of 2015, signed into law on December 18, 2015.
Changes to our effective tax rate as a result of hiring credits and the Tax Act were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Effective income tax rate without adjustments below	27.5%	38.6%	27.8%	39.2%
Hiring credits estimate from current year wages	(14.0)	(10.2)	(14.0)	(10.2)
Additional hiring credits from prior year wages	(1.0)	(1.4)	(1.5)	(1.7)
Other discrete items	0.5	—	(0.1)	0.3
Effective income tax rate	13.0%	27.0%	12.2%	27.6%
Segment performance
We evaluate performance based on segment revenue and segment profit. Commencing in the fiscal first quarter of 2018, we revised our internal segment performance measure to be segment profit, rather than the previously reported segment earnings before interest, taxes, depreciation and amortization (segment EBITDA). Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other income and expense, income taxes, and costs not considered to be ongoing costs of the segment. The prior year amounts have been recast to reflect this change for consistency purposes. See Note 13: Segment information, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our reportable segments, as well as a reconciliation of segment profit to income before tax expense.
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income in the Consolidated Statements of Operations in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except for percentages)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue from services	$428,665	$414,995	$1,122,960	$1,118,331
Segment profit	31,230	28,752	63,953	57,916
Percentage of revenue	7.3%	6.9%	5.7%	5.2%
PeopleReady segment profit grew to $31 million, or 7.3% of revenue for the thirteen weeks ended September 30, 2018, compared to $29 million, or 6.9% of revenue for the same period in the prior year. PeopleReady segment profit grew to $64 million, or 5.7% of revenue for the thirty-nine weeks ended September 30, 2018, compared to $58 million, or 5.2% of revenue for the same period in the prior year. The growth was primarily due to widespread revenue growth and lower workers’ compensation costs as a result of our continued efforts to manage the cost of claims and reduce workplace accidents.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except for percentages)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue from services	$181,199	$196,835	$543,930	$581,408
Segment profit	6,169	6,940	16,530	18,759
Percentage of revenue	3.4%	3.5%	3.0%	3.2%
PeopleManagement segment profit decreased 11.1% to $6 million, or 3.4% of revenue for the thirteen weeks ended September 30, 2018, compared to $7 million, or 3.5% of revenue for the same period in the prior year. PeopleManagement segment profit decreased 11.9% to $17 million, or 3.0% of revenue for the thirty-nine weeks ended September 30, 2018, compared to $19 million, or 3.2%

Page - 26

MANAGEMENT'S DISCUSSION AND ANALYSIS

of revenue for the same period in the prior year. The decline in segment profit and related margin was primarily due to the divestiture of our PlaneTechs business effective March 12, 2018, and volume declines for selected industrial workforce clients. This was partially offset by programs to reduce the cost of services and control SG&A commencing in the prior year in connection with declining revenues. Those programs continued in the current year and have reduced costs in line with our plans. We will continue to monitor and manage our costs while also investing in growth initiatives.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except for percentages)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue from services	$70,507	$48,950	$182,170	$139,407
Segment profit	12,478	10,277	35,703	29,071
Percentage of revenue	17.7%	21.0%	19.6%	20.9%
PeopleScout segment profit grew to $12 million, or 17.7% of revenue for the thirteen weeks ended September 30, 2018, compared to $10 million, or 21.0% of revenue for the same period in the prior year. The segment profit growth was driven primarily by the acquisition of TMP and the continued strong market interest in our recruitment process outsourcing services and scope expansions with existing clients, which has been accentuated by our new talent acquisition technology, Affinix. During the second quarter of 2018, PeopleScout purchased TMP which contributed $1.1 million of segment profit for the thirteen weeks ended September 30, 2018, compared to the same periods in the prior year. TMP reduced the segment profit as a percent of revenue due to the pass-through nature of media related purchases on behalf of certain clients. Excluding TMP, segment profit as a percentage of revenue decreased 0.6%. The decrease is primarily due to additional operating costs to support organic growth, partially offset by continued efficiency gains in sourcing and recruiting activities. These increases to segment profit were offset by additional operating costs to support organic growth.
PeopleScout segment profit increased to $36 million, or 19.6% of revenue for the thirty-nine weeks ended September 30, 2018, compared to $29 million, or 20.9% of revenue for the same period in the prior year. TMP contributed $1.4 million of segment profit for the thirty-nine weeks ended September 30, 2018, compared to the same periods in the prior year. Excluding TMP, segment profit as a percentage of revenue increased 0.6%. The increase in segment profit was driven by continued efficiency gains in sourcing and recruiting activities. These increases to segment profit were partially offset by additional operating costs to support organic growth.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for the remainder of fiscal 2018. These expectations are subject to revision as our business changes with the overall economy.

•
We expect revenue for the fourth quarter of 2018 to decline approximately 2% to 4%, as compared to the same period in the prior year, due to certain prior year events which are absent from our outlook for the fourth quarter of 2018. Prior year results included energy and hurricane Irma clean up projects, as well as Amazon's Canadian business. In September 2018, we lost the Amazon Canadian business, which had its highest volume in the fourth quarter of the prior year.

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

•
We are committed to technological innovation that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access, speed and ease of connecting our clients and workers for our staffing businesses and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services, improve the efficiency of our service delivery, and reduce our PeopleReady dependence on local branches to find temporary workers and connect them with work. Examples include our new Jobstack mobile platform in the PeopleReady business and our new Affinix talent acquisition technology in the PeopleScout business.

Page - 27

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY
Cash flows from operating activities

	Thirty-nine weeks ended
(in thousands)	September 30, 2018	October 1, 2017
Net income	$50,867	$39,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,777	34,650
Provision for doubtful accounts	10,140	6,321
Stock-based compensation	9,552	6,161
Deferred income taxes	2,638	4,890
Other operating activities	526	2,724
Changes in operating assets and liabilities:
Accounts receivable	(17,960)	(34,198)
Income tax receivable	(5,389)	12,788
Accounts payable and other accrued expenses	1,624	(784)
Accrued wages and benefits	4,724	(176)
Workers’ compensation claims reserve	(8,405)	1,985
Other assets and liabilities	(10,468)	7,392
Net cash provided by operating activities	$68,626	$80,782
Net cash provided by operating activities was $69 million for the thirty-nine weeks ended September 30, 2018, compared to $81 million for the same period in the prior year.

•	Depreciation and amortization decreased primarily due to a proprietary software application becoming fully depreciated during the fiscal fourth quarter of 2017.

•
The increase in accounts receivable in the current year is primarily due to revenue growth. Our contingent staffing businesses experience seasonal fluctuations. Demand for our PeopleReady services is higher during the second and third quarters of the year with demand peaking in the third quarter. Demand for our PeopleManagement services is higher during the fourth quarter of the year. Demand for PeopleScout services continues to grow with a combination of new client wins and expansion of the scope of services with existing clients. The increase in accounts receivable in the prior year was primarily due to an increase in the days sales outstanding due to customer mix and slowed collections.

•
The increase in income tax receivable in the current year is primarily due to the benefit of higher than expected WOTC. The decrease in income tax receivable in the prior year is due primarily to receipt of a refund of $9 million for returns amended for higher than anticipated benefits from WOTC.

•	The increase in accrued wages and benefits is primarily due to the higher volume of activity from revenue growth, which require increases in the flex workforce to align with client volume changes.

•
Generally, our workers’ compensation claims reserve for estimated claims increases as contingent labor services increases, as is the case in the current year and decreases as contingent labor services declines, as was the case in the prior year. However, our worker safety programs have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in each period. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.

•	The change in other assets and liabilities is primarily due to an increase in other assets related to current year investments in cloud-based systems of $9 million.

Page - 28

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash flows from investing activities

	Thirty-nine weeks ended
(in thousands)	September 30, 2018	October 1, 2017
Capital expenditures	$(10,313)	$(16,303)
Acquisition of business, net of cash acquired	(22,742)	—
Divestiture of business	10,414	—
Change in restricted investments	5,274	(20,973)
Net cash used in investing activities	$(17,367)	$(37,276)
Net cash used in investing activities was $17 million for the thirty-nine weeks ended September 30, 2018, compared to a $37 million cash use for the same period in the prior year.

•
Effective June 12, 2018, the company acquired all of the outstanding equity interests of TMP, through PeopleScout for a cash purchase price of $23 million, net of cash acquired of $7 million. See Note 3: Acquisition and divestiture, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the purchase of TMP.

•
Effective March 12, 2018, the company entered into an asset purchase agreement to sell substantially all the assets and certain liabilities of its PlaneTechs business for a purchase price of $11 million, of which $10 million has been paid in cash as of September 30, 2018. See Note 3: Acquisition and divestiture, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the divestiture of our PlaneTechs business.

•
Restricted investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs. The decrease in the incremental cash used in investing activities was primarily due to lower collateral requirements from our workers’ compensation insurance providers, as well as the timing of collateral payments.

Cash flows from financing activities

	Thirty-nine weeks ended
(in thousands)	September 30, 2018	October 1, 2017
Purchases and retirement of common stock	$(24,818)	$(29,371)
Net proceeds from stock option exercises and employee stock purchase plans	1,146	1,179
Common stock repurchases for taxes upon vesting of restricted stock	(2,539)	(2,956)
Net change in revolving credit facility	12,000	(1,099)
Payments on debt and other liabilities	(22,855)	(1,700)
Payment of contingent consideration at acquisition date fair value	—	(18,300)
Net cash used in financing activities	$(37,066)	$(52,247)
Net cash used in financing activities was $37 million for the thirty-nine weeks ended September 30, 2018, compared to $52 million for the same period in the prior year.

•
We repurchased $25 million of common stock during the thirty-nine weeks ended September 30, 2018. As of September 30, 2018, $68 million remains available for repurchase of common stock under the current authorization.

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

Page - 29

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

•	We had cash and cash equivalents of $35 million at September 30, 2018.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At September 30, 2018, we had restricted cash and investments totaling $241 million.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
CAPITAL RESOURCES
Revolving credit facility
On July 13, 2018, we entered into a credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. (“Revolving Credit Facility”). The agreement provides for a revolving line of credit of up to $300 million with an option, subject to lender approval, to increase the amount to $450 million, and matures in five years. Under the terms of the agreement, we pay a variable rate of interest on funds borrowed based on the London Interbank Offered Rate (LIBOR) plus an applicable spread between 1.25% and 2.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25% and 1.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the credit agreement. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%.
A commitment fee between 0.250% and 0.375% is applied against the Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio, as defined in the credit agreement. Letters of credit are priced at a margin between 1.00% and 2.25%, plus a fronting fee of 0.50%. Obligations under the agreement are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by certain collateral of TrueBlue and material U.S. domestic subsidiaries. The agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the credit agreement. We are currently in compliance with all covenants related to the Revolving Credit Facility (see Note 8: Long-term debt, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q).
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At September 30, 2018, we had restricted cash and investments totaling $241 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 5: Restricted cash and investments, to our Consolidated Financial Statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our restricted cash and investments.
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

Page - 30

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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	September 30, 2018	December 31, 2017
Cash collateral held by workers’ compensation insurance carriers	$22,122	$22,148
Cash and cash equivalents held in Trust	28,494	16,113
Investments held in Trust	162,519	171,752
Letters of credit (1)	6,707	7,748
Surety bonds (2)	21,961	19,829
Total collateral commitments	$241,803	$237,590

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	September 30, 2018	December 31, 2017
Total workers’ compensation reserve	$265,918	$274,323
Add back discount on workers’ compensation reserve (1)	20,238	19,277
Less excess claims reserve (2)	(48,984)	(48,826)
Reimbursable payments to insurance provider (3)	11,786	5,492
Other (4)	(7,155)	(12,676)
Total collateral commitments	$241,803	$237,590

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

(2)
Excess claims reserve includes the estimated obligation for claims above our deductible limits. These are the responsibility of the insurance carriers against which there are no collateral requirements.

Page - 31

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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At September 30, 2018, the weighted average discount rate was 2.0%. The claim payments are made over an estimated weighted average period of approximately five years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 30, 2018, the weighted average rate was 2.8%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 15 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $49 million as of September 30, 2018 and December 31, 2017.
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

Page - 32

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
Based on our test performed as of the first day of our fiscal second quarter of 2018, all reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended September 30, 2018 nor October 1, 2017.

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
We performed our annual indefinite-lived intangible asset impairment test as of the first day of our fiscal second quarter of 2018 and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended September 30, 2018 nor October 1, 2017.

Page - 33

MANAGEMENT'S DISCUSSION AND ANALYSIS

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
During the fiscal third quarter of 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2018.
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

Page - 35

Because the requirements, regulations, and interpretations of the ACA may change, the ultimate financial effect of the ACA is not yet known, and changes in its requirements and interpretations could increase or change our costs. In addition, because of the uncertainty surrounding a potential repeal or replacement of the ACA, we cannot predict with any certainty the likely impact of the ACA’s repeal or the adoption of any other health care reform legislation on our financial condition or operating results. Whether or not there is a change in health care legislation in the United States, there is likely to be significant disruption to the health care market in the future, and the costs of our health care expenditures may increase. If we are unable to comply with changes to the ACA, or any future health care legislation in the United States, or sufficiently raise the rates we charge our clients to cover any additional costs, such noncompliance or increases in costs could materially harm our business.
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
We actively manage the safety of our temporary workers with our safety programs and actively control costs with our network of workers’ compensation related service providers. These activities have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. The benefit of these adjustments are likely to decline and there can be no assurance that we will be able to continue to reduce accident rates and control costs to produce these results in the future.
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

Page - 36

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
Extensions of credit under our credit agreement (“Revolving Credit Facility”) are limited. Our Revolving Credit Facility contains restrictive covenants that require us to maintain certain financial conditions. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
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
We experience revenue concentration with large clients. Generally our contracts do not contain guarantees of minimum duration, revenue levels, or profitability and our clients may terminate their contracts or materially reduce their requested levels of service at any time. The loss of, or reduced demand for our services from, major clients could have a material adverse effect on our business, financial condition and results of operations. For example, the loss of Amazon Canada as a customer will reduce our revenues in the fourth quarter and thereafter. In addition, client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If we are unable to collect our receivables or are required to take additional reserves, our results and cash flows will be adversely affected.
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

Page - 37

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
Our primary computer systems, headquarters, support facilities and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, employee errors, security breaches, natural disasters and catastrophic events. Failure of our systems or damage to our facilities may cause significant interruption to our business, and require significant additional capital and management resources to resolve, causing material harm to our business.
Acquisitions and new business initiatives may have an adverse effect on our business.
We expect to continue making acquisitions, adjusting the composition of our business lines, and entering into new business initiatives as part of our business strategy. This strategy may be impeded, however, if we cannot identify suitable acquisition candidates or new business initiatives, or if acquisition candidates are not available under acceptable terms. Future acquisitions could result in incurring additional debt and contingent liabilities, an increase in interest expense, amortization expense, and charges related to integration costs. New business initiatives and changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. Acquisitions and new business initiatives, including initiatives outside of our workforce solutions business, could involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives or integrating acquired operations, or directing management’s attention from our other businesses. These events could cause material harm to our business, operating results, or financial condition.
Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our clients. We believe our competitive advantage is providing unique solutions for each client, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit, train and motivate a sufficient number of qualified individuals may delay or affect the speed and quality of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates, or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.
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

Page - 38

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.
In September 2017, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $100 million, excluding fees, commissions and other ancillary expenses. Although the Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate the company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of the repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the company’s common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that these share repurchases will enhance shareholder value because the market price of our common stock may decline below the level at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting.
If our management is unable to certify the effectiveness of our internal controls, including those over our third-party vendors, or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause our stock price to fall.
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
Our stock price may be volatile.
Our stock price may experience substantial fluctuation based on a variety of factors, several of which are beyond our control.  Some of these factors include general economic conditions; actual or anticipated variations in our quarterly operating results; changes in financial estimates by securities analysts; changes or volatility in the financial markets; announcements by our competitors related to new services or acquisitions; and shareholder activism. Fluctuations in our stock price could mean that investors will not be able to sell their shares at or above the price they paid and may impair our ability in the future to offer common stock as a source of additional capital.

Page - 39

We face risks in operating internationally.
A portion of our business operations and support functions are located outside of the United States. These international operations are subject to a number of risks, including political and economic conditions in those foreign countries, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We could also be exposed to fines and penalties under U.S. or foreign laws prohibiting improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the United States as a result of such changes, could adversely affect our operations.
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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 30, 2018.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
07/02/2018 through 07/29/2018	1,468	$27.05	1,500	$73.5 million
07/30/2018 through 08/26/2018	2,154	$27.93	172,410	$68.6 million
08/27/2018 through 09/30/2018	1,386	$29.08	26,900	$67.8 million
Total	5,008	$27.99	200,810

(1)
During the thirteen weeks ended September 30, 2018, we purchased 5,008 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for shares repurchased under the share repurchase program during the period was $28.28.

(4)
On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of September 30, 2018, $67.8 million remains available for repurchase under the current authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Page - 40

Item 6.	EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1	Credit agreement by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., Key Bank, HSBC and TrueBlue, Inc. dated as of July 13, 2018.		8-K	001-14543	07/16/2018

10.2	Executive Employment Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.3	First Amendment to Change-in-Control Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.4	First Amendment to Non-Competition Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

31.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1
Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	11/5/2018
	Signature	Date
By:	A. Patrick Beharelle, Director and Chief Executive Officer

	/s/ Derrek L. Gafford	11/5/2018
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	11/5/2018
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 42