Form 10-K
period 2018-12-30
TrueBlue, Inc.
filed 2019-02-22
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 30, 2018
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
Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 1, 2018, the aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant was approximately $1.1 billion.
As of January 31, 2019, there were 40,074,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 15, 2019, which will be filed no later than 120 days after the end of the fiscal year to which this report relates.

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
OUR COMPANY
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve growth and improve productivity. We connected approximately 730,000 people with work during fiscal 2018, and served approximately 151,000 clients in a wide variety of industries through our PeopleReady segment which offers industrial staffing services, our PeopleManagement segment which offers contingent and productivity-based on-site industrial staffing services, and our PeopleScout segment which offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) services. We are headquartered in Tacoma, Washington.
We began operations in 1989, specializing in on-demand general labor staffing services with the objective of providing clients with talent and flexible workforce solutions to enhance the performance of their businesses. We expanded our on-demand, general labor staffing services through organic geographic expansion throughout the United States, Canada and Puerto Rico. Commencing in 2004, we began expanding through acquisitions to provide a full range of blue-collar staffing solutions, and to help our clients be more productive with a reliable contingent labor workforce and rapidly respond to changing business needs. Commencing in 2014, we expanded through acquisitions to provide complementary outsourced service offerings in permanent employment RPO and employer recruitment branding services, as well as outsourced management of client’s contingent labor vendors.
BUSINESS OVERVIEW
We report our business as three distinct reportable segments described below and in Note 17: Segment Information, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.
PeopleReady provides access to reliable workers in the United States, Canada and Puerto Rico through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people to work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, hospitality, and others.
PeopleReady helped approximately 150,000 clients in fiscal 2018 to be more productive by providing easy access to dependable, blue-collar contingent labor. Through our PeopleReady service line, we connected approximately 310,000 people with work in fiscal 2018. We have a network of 620 branches across all 50 states, Canada and Puerto Rico. Complementing our branch network is our mobile application, JobStackTM, which algorithmically connects workers with jobs, creates a virtual exchange between our workers and clients, and allows our branch resources to expand their recruiting and sales efforts and service delivery. JobStack is increasing the competitive differentiation of our services, expanding our reach into new demographics, and improving both service delivery and work order fill rates.

Page - 4

PeopleManagement provides contingent and productivity-based on-site industrial workforce solutions. In comparison with PeopleReady, services are larger in scale, longer in duration, and provided at the client’s facility.
We use the following distinct brands to market our PeopleManagement contingent workforce solutions:

•
Staff Management | SMX specializes in exclusive outsourced recruitment and on-premise management of the entire facility’s contingent industrial workforce, full shifts or complete functions of the industrial operations. We work closely with on-site management as an integral part of the production and logistics process. We provide scalable solutions to meet the volume requirements in labor-intensive manufacturing, warehousing and logistics. On-premise staffing is large-scale sourcing, screening, recruiting and management of the contingent workforce at a client’s facility in order to achieve faster hiring, lower total cost of workforce, increased safety and compliance, improved retention, greater volume flexibility, and enhanced strategic decision-making through robust reporting and analytics. Client contracts are generally multi-year in duration and pricing is typically based on an hourly rate per contingent worker. Pricing is impacted by factors such as geography, volume, job type, and degree of recruiting difficulty;

•
SIMOS Insourcing Solutions (“SIMOS”) specializes in exclusive outsourced recruitment and on-premise management of the entire warehouse operations or parts of warehouse operations in order to reduce costs and improve performance. SIMOS systematically analyzes and improves business processes in a client’s facilities and manages the contingent workforce with incentives to drive performance improvements in cost, quality and on-time delivery. Our unique productivity model incorporates fixed price-per-unit solutions to drive client value. Additionally, our continuous analysis and improvement of processes and incentive pay drives workforce efficiency, reduces costs, lowers risk of injury and damage, and improves productivity and service levels;

•
Centerline Drivers (“Centerline”) specializes in providing dedicated and temporary truck drivers to the transportation and distribution industries. Centerline delivers compliant drivers specifically matched to each client’s needs, allowing them to improve productivity, control costs and deliver improved service.

Effective March 12, 2018, we divested the PlaneTechs business. For additional information, see Note 3: Acquisitions and Divestiture, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.
PeopleScout provides permanent employee RPO for our clients. Our RPO solution serves many major industries and job types. Our RPO solution delivers improved talent quality and candidate experience, faster hiring, increased scalability, reduced turnover, lower cost of recruitment, greater flexibility, and increased compliance. We leverage our proprietary AffinixTM technology platform for sourcing, screening and delivering a permanent workforce, along with dedicated service delivery teams to work as an integrated partner with our clients in providing end-to-end talent acquisition services from employer branding, to candidate sourcing and engagement, through onboarding employees. Our solution is highly scalable and flexible, allowing for outsourcing of all or a subset of skill categories across recruitment marketing and a series of recruitment processes and onboarding steps. Client contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire and talent consulting fees. Pricing is impacted by factors such as geography, volume, job type, degree of recruiting difficulty, and the scope of outsourced recruitment and employer branding services included.
PeopleScout also includes our MSP business which manages our clients’ contingent labor programs including vendor selection, performance management, compliance monitoring and risk management. As the client’s exclusive MSP, we have dedicated service delivery teams which work as an integrated partner with our client to increase the productivity of their contingent workforce program.
Effective June 12, 2018, we acquired TMP Holdings LTD (“TMP”) through our PeopleScout subsidiary. Accordingly, the results associated with the acquisition are included in our PeopleScout operating segment. TMP is a mid-sized RPO and employer branding practice operating in the United Kingdom, which is the second largest RPO market in the world. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities. For additional information, see Note 3: Acquisitions and Divestiture, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.

Page - 5

INDUSTRY AND MARKET DYNAMICS
The staffing industry, which includes our PeopleReady and PeopleManagement services, supplies contingent workforce solutions to minimize the cost and effort of hiring and managing permanent employees. This allows for rapid response to changes in business conditions through the ability to replace absent employees, fill new positions, and convert fixed or permanent labor costs to variable costs. Staffing companies act as intermediaries in matching available temporary workers to employer work assignments. The work assignments vary widely in duration, skill level, and required experience. The staffing industry is large and highly fragmented with many competing companies. No single company has a dominant share of the industry. Staffing companies compete both to recruit and retain a supply of temporary workers, and to attract and retain clients who will employ these workers. Client demand for contingent staffing services is dependent on the overall strength of the economy and workforce flexibility trends. This creates volatility for the staffing industry based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing contingent workforce solutions has increased due to low barriers to entry whereas during recessionary periods, the number of companies has decreased through consolidation, bankruptcies, or other events.
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

The human resource outsourcing industry involves transitioning various functions handled by internal human resources and labor procurement to outside service providers on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, a tightening labor market, increased candidate expectations, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers. The human resource outsourcing industry includes RPO and MSP solutions which allow clients to more effectively find and engage high-quality talent, leverage talent acquisition technology, and scale their talent acquisition function to keep pace with changing business needs. PeopleScout is a leader in RPO and MSP services, which are in the early stages of their adoption cycles, and therefore, we believe they continue to have significant growth potential.
Our solutions address the following key trends contributing to anticipated RPO growth:

•
Talent access and engagement: As competition for qualified candidates increases, clients are relying on RPO providers to elevate the employer brand, build talent communities, create a world class candidate experience, leverage innovative talent technology, and facilitate effective recruitment marketing and candidate communication strategies.

•
Leveraging talent acquisition technology: Automation, artificial intelligence and machine learning are transforming talent acquisition, and the fragmented talent technology ecosystem is becoming more crowded, with significant investments flowing in and new technology coming online rapidly. RPO providers are continuously identifying, evaluating and investing in new technology to leverage as part of their talent technology stack to best meet today’s candidate’s expectations of a personalized, mobile-optimized and efficient hiring process. RPO providers are uniquely positioned to successfully integrate and deploy new talent technology based on the volume of candidate engagements they manage and their understanding of the talent landscape, thereby reducing the investments required to be made by clients.

•
Scalability: RPO providers can add significant scalability to a company’s recruiting and hiring efforts, including accommodating seasonal, project or peak hiring needs without sacrificing quality. Providers also help clients increase efficiency and drive better performance by standardizing processes and reducing time to fill and onboard the best fit talent into a client’s organization, and enabling clients to focus on their core business.

Page - 6

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

•
Access to talent: An MSP solution allows a company access to a large variety of staffing vendors with the efficiency of working with one supplier. An MSP can access numerous vendors to find the best talent at the best price more quickly, thereby delivering a better outcome for the client.

•
Compliance pressure: Demand for temporary employee sourcing and workforce vendor management solutions is driven by increasing work eligibility legislation and compliance monitoring to ensure correct worker classification in order to properly address tax withholding, overtime, Social Security, unemployment and health care obligations to avoid government penalties and lawsuits.

BUSINESS STRATEGY
Market leadership through organic growth of our specialized workforce solutions
Our clients have a variety of challenges in running their businesses, many of which are unique to the industries in which they operate, their competitive pressures, and business performance. We are industry leaders dedicated to staffing solutions tailored to our clients’ needs and the industries in which they operate. Our differentiated solutions keep pace with their changing needs and are as follows:

•
We will continue to evaluate opportunities to expand our market presence for specialized blue-collar staffing services and expand our geographical reach through new physical locations, expand use of existing locations to provide the full range of blue-collar staffing services, and dispatch of our temporary workers to areas without branches. Continued investment in specialized sales, recruiting and service expertise will create a more seamless experience for our clients to access all of our services with more comprehensive solutions to enhance their performance and our growth. Our service lines offer complementary workforce solutions with unique value propositions to meet our clients’ demand for talent.

•
We will continue to invest in technology that increases our ability to attract more clients and employees as well as reduce the cost of delivering our services. We are committed to leveraging technology to improve the temporary worker and client experience. Our technological innovation makes it easier for our clients to do business with us and easier to connect workers to work opportunities. We are making significant investments in online and mobile applications to improve the access, speed and ease of connecting our clients with both high-quality temporary and permanent employee workforce solutions.

◦
We introduced our mobile application, JobStack, and completed the roll out to our temporary workers in 2017. We rolled out JobStack to our clients in 2018 and now over 30% of all PeopleReady jobs are filled through JobStack. This has created a virtual exchange between our workers and clients, which allows our branch resources to expand their recruiting and sales efforts and service delivery. JobStack is increasing the competitive differentiation of our services, expanding our reach into new demographics, and improving both service delivery and work order fill rates. We will be adding functionality to further enhance both client and associate retention.

◦
We introduced a mobile-first, cloud-based proprietary platform, Affinix, in 2017 for sourcing, screening and delivering a permanent workforce. Affinix creates a consumer-like candidate experience and streamlines the sourcing process. Affinix delivers speed and scalability while leveraging recruitment marketing, machine learning, predictive analytics and other emerging technology to make the end-to-end process seamless for the candidate.

•
We are well positioned for growth by providing our clients with the talent and flexible workforce solutions they need to enhance business performance. With growing demand for improved productivity and accessing temporary workers, our clients are looking for a full range of workforce services.

Page - 7

•
We are recognized as an industry leader for RPO services. The RPO industry is in the early stages of its adoption cycle, and therefore, we believe it has significant growth potential. The success of early adopters is generating greater opportunity to expand our service offering. We have a differentiated service that leverages innovative technology for high-volume sourcing and dedicated client service teams for connecting people to opportunities. We have a track record of helping our clients reduce the cost of hiring, add significant scalability to recruiting and hiring, and access numerous sources to prospect for the best talent quickly, thereby delivering a better outcome for the client. Companies are facing rapidly changing employment demographics, a shortage of talent, and dynamic changes to how people connect to work opportunities. Our solution addresses these growing challenges. We expanded our services with the TMP acquisition. TMP is a mid-sized RPO and employer branding practice operating in the United Kingdom, which is the second largest RPO market in the world. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients, and employer branding capabilities.

•
Our MSP solution is focused on domestic middle-market companies with a growing dependence on contingent labor. Our managed service provider solutions have enabled our clients to efficiently source, engage, fulfill, measure and manage all categories of contingent and externally sourced labor. We believe our MSP solution is uniquely positioned to manage the full range of our clients’ labor needs.

Growth through strategic acquisitions
Strategic acquisitions continue to be a key growth strategy with a focus on globalizing our RPO services. We believe we have a core competence in assessing, valuing and integrating acquisitions culminating in higher shareholder returns. We are excited about the future of human resource outsourcing and believe we can continue to create shareholder value through acquisitions, which expand our service offerings in high-growth markets, enhance our use of technology to better serve our clients, and increase our own efficiency.
CLIENTS
Our clients range from small and medium-sized businesses to Fortune 100 companies.
During fiscal 2018, we served approximately 151,000 clients in industries including construction, energy, manufacturing, warehousing and distribution, waste and recycling, energy, transportation, retail, hospitality, general labor, and many more. Our ten largest clients accounted for 16.1% of total revenue for fiscal 2018, 17.6% for fiscal 2017 and 19.9% for fiscal 2016. Our single largest client for fiscal 2018 accounted for 2.9% of total company revenue.
No single client represented more than 10.0% of total company revenue for fiscal 2018, 2017 or 2016.
EMPLOYEES
As of December 30, 2018, we employed approximately 6,700 full-time equivalent employees.
TEMPORARY WORKERS
We recruit temporary workers daily so that we can be responsive to the planned and unplanned needs of the clients we serve. We attract our pool of temporary workers through our proprietary mobile applications, online resources, extensive internal databases, advertising, job fairs and various other methods. We identify the skills, knowledge, abilities and personal characteristics of a temporary worker and match their competencies and capabilities to a client’s requirements. This enables our clients to obtain immediate value by placing a highly productive employee on the job site. We use a variety of proprietary programs and methods for identifying and assessing the skill level of our temporary workers when selecting a particular individual for a specific assignment and retaining those workers for future assignments. We believe that our programs and methods enable us to offer a higher quality of service by increasing productivity, decreasing turnover, reducing absenteeism, and improving worker safety.
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

Page - 8

We remain focused and committed to worker safety. We have developed an integrated risk management program that focuses on loss analysis, education and safety improvement programs to reduce our operational costs and risk exposure. We regularly analyze our workers’ compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us, price our services appropriately, and adjust our sales and operational approach in these areas. We have also developed educational materials for distribution to our clients and workers to address specific safety risks unique to their industry.
COMPETITION
Contingent staffing services
The strongest staffing services competitor in a particular market is a company with established relationships and a track record of meeting the client’s needs. We compete with other large publicly-held staffing companies as well as privately-owned staffing companies on a national, regional and local level. We also experience competition from internet-based companies providing a variety of flexible workforce solutions. Competition exists in attracting clients as well as qualified temporary workers for our clients. No single company has a dominant share of the industry. Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, some of which include increased temporary worker wages, costs for workers’ compensation, unemployment insurance and health care.
The most significant competitive factors are price, ability to promptly fill client orders, success in meeting clients’ expectations of recruiting temporary workers, and appropriately addressing client service issues. We believe we derive a competitive advantage from our service history and our specialized approach in serving the industries of our clients. Our national presence, industry specialization, investment in technology, and proprietary systems and processes, together with specialized programs focused on worker safety, risk management, and legal and regulatory compliance are key differentiators from many of our competitors.
Human resource outsourcing
The strongest competitors are companies specializing in RPO services and business process outsourcing companies that also offer RPO services. No one provider dominates the market. Competition also includes internal human resource departments that have not or are not considering outsourcing. The most significant competitive factors for RPO services are the ability to reduce client cost by deploying an RPO solution and reducing the internal human resource cost structure of our clients. Important factors for success in RPO services include the ability to add significant scalability to a client’s recruiting and hiring efforts, including accommodating seasonal and irregular hiring; the ability to increase efficiency by standardizing processes and facilitating transitions for candidates and employees; and the ability to source the most attractive talent at the best price. Our tailored solutions, client partnership, proprietary technology and service delivery are key differentiators from many of our competitors.
CYCLICAL AND SEASONAL NATURE OF OUR BUSINESS
The workforce solutions business has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Clients tend to use temporary workers to supplement their existing workforce and generally hire permanent workers when long-term demand is expected to increase. As a consequence, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also decrease quickly when the economy begins to weaken and thus temporary staff positions are eliminated, permanent hiring is frozen, and turnover replacement diminishes.
Our business experiences seasonal fluctuations for contingent staffing services. Demand is lower during the first and second quarters, in part due to limitations to outside work during the winter months and slowdown in manufacturing and logistics after the holiday season. Our working capital requirements are primarily driven by temporary worker payroll and client accounts receivable. Since receipts from clients lag payroll to temporary workers, working capital requirements increase substantially in periods of growth. Demand for contingent labor peaks during the third quarter for outdoor work and the fourth quarter for manufacturing, assembly, warehousing, distribution and logistics for the holiday season.
REGULATION
Our services are subject to a variety of complex federal and state laws and regulations. We continuously monitor legislation and regulatory changes for their potential effect on our business. We invest in technology and process improvements to implement required changes while minimizing the impact to our operating efficiency and effectiveness. Regulatory cost increases are passed through to our clients to the fullest extent possible.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For information regarding revenue from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in Note 17: Segment Information, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.

Page - 9

AVAILABLE INFORMATION
Our Annual Report on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available, free of charge, on our website at www.trueblue.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Board Committee Charters are also posted to our website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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
The demand for workforce solutions is highly dependent upon the state of the economy and upon the workforce needs of our clients, which creates uncertainty and volatility. National and global economic activity can be slowed by many factors, including rising interest rates and global trade uncertainties. As economic activity slows, companies tend to reduce their use of temporary workers and reduce their recruitment of new employees. Significant declines in demand of any region or industry in which we have a major presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ ability to pay for services we have already provided.
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
We may not achieve the intended effects of our business strategy which could negatively impact our results.
Our business strategy focuses on driving growth in our PeopleReady, PeopleManagement and PeopleScout business lines by investing in innovative technology, acquisitions, and initiatives which drive organic growth. Our investments and acquisitions may not achieve our desired returns and the results of our initiatives may not be as expected or may be impacted by matters outside of our control. If we are unsuccessful in executing any of these strategies, we may not achieve our goal of revenue and profitability growth, which could negatively impact financial results.
Our workforce solutions are subject to extensive government regulation and the imposition of additional regulations, which could materially harm our future earnings.
Our workforce solutions are subject to extensive government regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increases or changes in government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.
Our temporary staffing services employ temporary workers. The wage rates we pay to temporary workers are based on many factors including government-mandated minimum wage requirements, payroll-related taxes and benefits. If we are not able to increase the fees charged to clients to absorb any increased costs related to these factors, our results of operations and financial condition could be adversely affected.

Page - 11

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
Our industry is highly competitive and rapidly innovating, with low barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing companies as well as business process outsourcing companies that also offer our services. Our competitors offer a variety of flexible workforce solutions. Therefore, there is no assurance that we will be able to retain clients or market share in the future, nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins.

Page - 12

Advances in technology may disrupt the labor and recruiting markets.
We expect the increased use of internet-based and mobile technology will attract additional technology-oriented companies and resources to the staffing industry. Our candidates and clients increasingly demand technological innovation to improve the access to and delivery of our services. Our clients increasingly rely on automation, artificial intelligence and other new technologies to reduce their dependence on labor needs, which may reduce demand for our services and impact our operations. We face extensive pressure for lower prices and new service offerings and must continue to invest in and implement new technology and industry developments in order to remain relevant to our clients and candidates. If we are unable to do so, our business and results of operations may decline materially.
We are at risk of damage to our brands and reputation, which is important to our success.
Our ability to attract and retain clients, temporary workers, candidates, and employees is affected by external perceptions of our brands and reputation. Negative perceptions or publicity could damage our reputation with current or perspective clients and employees. Negative perceptions or publicity regarding our vendors, clients, or business partners may adversely affect our brand and reputation. We may not be successful in detecting, preventing, or negating all changes in or impacts upon our reputation.
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
The loss of, or substantial decline in revenue from, larger clients could have a material adverse effect on our revenues, profitability and liquidity.
We experience revenue concentration with large clients. Generally our contracts do not contain guarantees of minimum duration, revenue levels, or profitability and our clients may terminate their contracts or materially reduce their requested levels of service at any time. The loss of, or reduced demand for our services from, larger clients has had, and in the future could have, a material adverse effect on our business, financial condition and results of operations. In addition, client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If we are unable to collect our receivables or are required to take additional reserves, our results and cash flows will be adversely affected.
Failure of our information technology systems could adversely affect our operating results.
The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives, and provide services to clients. We rely heavily on proprietary and third-party information technology systems, mobile device technology and related services, and other technology, which may not yield the intended results. Our systems may experience problems with functionality and associated delays. The failure of our systems to perform as anticipated could disrupt our business and could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.

Page - 13

Our information technology systems may need to be updated or replaced.
We occasionally implement, modify, retire and change our systems. For example, we are in the process of implementing new cloud-based enterprise resource planning and human capital management systems in 2019. These changes to our information technology systems may be disruptive, take longer than desired, be more expensive than anticipated, be distracting to management, or fail, causing our business and results of operations to suffer materially.
The improper disclosure of, or access to, our confidential and/or proprietary information, or a failure to adequately protect this information, could materially harm our business.
Our business requires the use, processing, and storage of confidential information about applicants, candidates, temporary workers, other employees and clients. We experience cyberattacks, computer viruses, social engineering schemes and other means of unauthorized access to our systems. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. We may fail to implement practices and procedures that comply with increasing international and domestic privacy regulations, such as the General Data Protection Regulations or the California Consumer Privacy Act. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
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
We expect to continue making acquisitions, adjusting the composition of our business lines, and entering into new business initiatives as part of our business strategy. This strategy may be impeded, however, and we may not achieve our long-term growth goals if we cannot identify suitable acquisition candidates or new business initiatives, or if acquisition candidates are not available under acceptable terms.
Future acquisitions could result in incurring additional debt and contingent liabilities, an increase in interest expense, amortization expense, and charges related to integration costs. Additional indebtedness could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for an acquisition, which could result in dilution to our shareholders. Any acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock.
New business initiatives and changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. We may have difficulty managing growth or integrating acquired companies into our operating, financial planning, and financial reporting systems. Acquisitions and new business initiatives, including initiatives outside of our workforce solutions business, in new markets, or new geographies, could involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives or integrating acquired operations, or directing management’s attention from our other businesses. The potential loss of key executives, employees, clients, suppliers, vendors, and other business partners of businesses we acquire may adversely impact the value of the assets, operations, or business we acquire. These events could cause material harm to our business, operating results, or financial condition.

Page - 14

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
We are subject to federal taxes, a multitude of state and local taxes in the United States, and taxes in foreign jurisdictions. We face continued uncertainty surrounding the 2017 Tax Cuts and Jobs Act and any reduction or change in tax credits which we utilize, such as the Work Opportunity Tax Credit. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
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
We have outsourced certain aspects of our business to third-party vendors that subject us to risks including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile applications, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our clients. Accordingly, we are subject to the risks associated with the vendors’ ability to provide these services in a manner that meets our needs. If the cost of these services is more than expected, if we or the vendors are unable to adequately protect our data and information is lost, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Page - 15

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
A portion of our business operations and support functions are located outside of the United States. These international operations are subject to a number of risks, including political and economic conditions in those foreign countries, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We recently acquired operations in the United Kingdom, which could be negatively impacted as clients in the United Kingdom encounter uncertainties related to the potential exit from the European Union. We could also be exposed to fines and penalties under U.S. or foreign laws prohibiting improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the United States as a result of such changes, could adversely affect our operations.
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
We lease the building space at all our PeopleReady branches and other offices except for one that we own in Florida. In addition to branches for our PeopleReady operations, we lease office spaces for our PeopleManagement, PeopleScout and PeopleReady centralized support functions. Under the majority of our PeopleReady branch leases, we have the right to terminate the lease with 90 days notice. We do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. Management believes all our facilities are currently suitable for their intended use.

Page - 16

Item 3.	LEGAL PROCEEDINGS
See Note 10: Commitments and Contingencies, to our consolidated financial statements found in Part II of Item 8 of this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 17

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI.
Holders of the corporation’s common stock
We had approximately 502 shareholders of record as of January 31, 2019. This number does not include shareholders for whom shares were held in “nominee” or “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our revolving credit agreement, which may have the effect of restricting our ability to pay dividends.
Stock repurchases
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 30, 2018.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
10/01/2018 through 10/28/2018	3,017	$25.39	—	$67.8 million
10/29/2018 through 11/25/2018	1,083	$24.14	205,100	$62.8 million
11/26/2018 through 12/30/2018	34,373	$22.19	204,526	$57.8 million
Total	38,473	$22.49	409,626

(1)
During the thirteen weeks ended December 30, 2018, we purchased 38,473 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for shares repurchased under the share repurchase program during the period was $24.41, which does not include any adjustments for commissions.

(4)
On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of December 30, 2018, $57.8 million remains available for repurchase under the current authorization.

TrueBlue stock comparative performance graph
The following graph depicts our stock price performance from December 27, 2013 through December 30, 2018, relative to the performance of the S&P SmallCap 600 Index and S&P 1500 Human Resources and Employment Services Index.
All indices shown in the graph have been reset to a base of 100 as of December 27, 2013 and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.

Page - 18

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Total return analysis	2013	2014	2015	2016	2017	2018
TrueBlue, Inc.	$100	$87	$102	$95	$106	$84
S&P SmallCap 600 Index	100	107	105	131	149	135
S&P 1500 Human Resources and Employment Services Index	100	102	108	118	151	125

Page - 19

Item 6.	SELECTED FINANCIAL DATA
The following selected financial data is derived from our audited consolidated financial statements. The data below should be read in conjunction with Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Summary consolidated financial and operating data
as of and for the fiscal years ended (1)

Statements of operations data:	(52 weeks)		(53 weeks)	(52 weeks)
(in thousands, except per share data)	2018	2017	2016	2015	2014
Revenue from services	$2,499,207	$2,508,771	$2,750,640	$2,695,680	$2,174,045
Cost of services	1,833,607	1,874,298	2,070,922	2,060,007	1,637,066
Gross profit	665,600	634,473	679,718	635,673	536,979
Selling, general and administrative expense	550,632	510,794	546,477	495,988	425,777
Depreciation and amortization	41,049	46,115	46,692	41,843	29,474
Goodwill and intangible asset impairment charge	—	—	103,544	—	—
Interest and other income (expense), net	1,744	(14)	(3,345)	(1,395)	116
Income (loss) before tax expense (benefit)	75,663	77,550	(20,340)	96,447	81,844
Income tax expense (benefit)	9,909	22,094	(5,089)	25,200	16,169
Net income (loss)	$65,754	$55,456	$(15,251)	$71,247	$65,675

Net income (loss) per diluted share	$1.63	$1.34	$(0.37)	$1.71	$1.59

Weighted average diluted shares outstanding	40,275	41,441	41,648	41,622	41,176

Balance sheet data(2):
(in thousands)	2018	2017	2016	2015	2014
Working capital	$204,301	$215,860	$176,668	$314,989	$223,133
Total assets	1,114,844	1,109,031	1,130,445	1,259,442	1,061,227
Long-term liabilities	297,879	341,765	354,131	495,893	404,663
Total liabilities	523,405	554,184	605,266	723,869	591,893

(1)
In the fourth quarter of fiscal 2016, we changed our fiscal year-end from the last Friday in December to the Sunday closest to the last day in December. In addition, the 2016 fiscal year included 53 weeks, with the 53rd week falling in our fourth quarter. All other years presented include 52 weeks.

(2)	Fiscal years 2015 and 2014 data have been impacted by the adoption and retrospective application of ASU 2015-17, which classifies all deferred income taxes as non-current.
The operating results reported above include the results of acquisitions subsequent to their respective purchase dates. In June 2018, we acquired TMP Holdings LTD. In January 2016, we acquired the recruitment process outsourcing business of Aon Hewitt. In December 2015, we acquired SIMOS Insourcing Solutions Corporation. In June 2014, we acquired Seaton. Additionally, in March 2018, we divested PlaneTechs, LLC.

Page - 20

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
OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve growth and improve productivity. We connected approximately 730,000 people with work during fiscal 2018, and served approximately 151,000 clients in a wide variety of industries through our PeopleReady segment which offers industrial staffing services, our PeopleManagement segment which offers contingent and productivity-based on-site industrial staffing services and our PeopleScout segment which offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) services.
Fiscal 2018 highlights
Revenue from services
Total company revenue remained relatively flat at $2.5 billion for the year ended December 30, 2018, compared to the same period in the prior year. PeopleReady, our largest segment, returned to revenue growth. PeopleScout, our highest margin segment, delivered double-digit revenue growth. We acquired TMP Holdings LTD (“TMP”), increasing PeopleScout’s ability to compete for more multi-continent business. PeopleManagement, our lowest margin segment, declined primarily due to the loss of a significant customer and the divestiture of PlaneTechs, which further concentrated our focus on more profitable, higher-growth markets.
Gross profit
Total company gross profit as a percentage of revenue for the year ended December 30, 2018 was 26.6%, compared to 25.3% for the same period in the prior year. Our focus on lowering cost of services helped produce our third consecutive year of gross margin expansion.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense increased by $40 million to $551 million, or 22.0% as a percent of revenue for the year ended December 30, 2018, compared to $511 million, or 20.4% as a percent of revenue for the same period in the prior year. The increase in SG&A is primarily due to the added operating costs of the TMP acquisition, net of the PlaneTechs divestiture, together with transaction and associated costs of integration and divestiture. Increased SG&A expense also included continued investment in strategic cloud-based solutions and support for continued growth of the business.
Income from operations
Total company income from operations was $74 million, or 3.0% as a percent of revenue for the year ended December 30, 2018, compared to $78 million, or 3.1% for the same period in the prior year. The improved gross profit was largely offset by growth in SG&A expense.
Net income
Net income was $66 million, or $1.63 per diluted share for the year ended December 30, 2018, compared to $55 million, or $1.34 per diluted share for the same period in the prior year. The increase to net income per diluted share was primarily due to a lower effective tax rate and share repurchases. Our effective tax rate for the year ended December 30, 2018 was 13.1%, compared to 28.5% for the same period in the prior year. The decrease in our effective income tax rate was primarily due to the enactment of the comprehensive tax legislation in December 2017, referred to as the Tax Cuts and Jobs Act, which decreased the federal tax rate from 35% to 21% beginning in 2018, and due to tax benefits from additional prior year Work Opportunity Tax Credits ("WOTC").

Page - 21

MANAGEMENT'S DISCUSSION AND ANALYSIS

Additional highlights
We believe we are taking the right steps to produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of December 30, 2018, we had cash and cash equivalents of $47 million and $213 million available under our revolving credit agreement (“Revolving Credit Facility”) for total liquidity of $260 million.
We continue to return cash to shareholders through our share repurchase program. On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. During the year ended December 31, 2017, we used $7 million under this new program to repurchase shares. We repurchased an additional $35 million of common stock during the year ended December 30, 2018. As of December 30, 2018, $58 million remains available for repurchase of common stock under the current authorization.
RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Years ended
(in thousands, except percentages and per share data)	2018	% of revenue	2017	% of revenue	2016	% of revenue
Revenue from services	$2,499,207		$2,508,771		$2,750,640
Total revenue growth (decline) %	(0.4)%		(8.8)%		2.0%

Gross profit	$665,600	26.6%	$634,473	25.3%	$679,718	24.7%
Selling, general and administrative expense	550,632	22.0%	510,794	20.4%	546,477	19.9%
Depreciation and amortization	41,049	1.6%	46,115	1.8%	46,692	1.7%
Goodwill and intangible asset impairment charge	—		—		103,544
Income (loss) from operations	73,919	3.0%	77,564	3.1%	(16,995)	(0.6)%
Interest and other income (expense), net	1,744		(14)		(3,345)
Income (loss) before tax expense (benefit)	75,663		77,550		(20,340)
Income tax expense (benefit)	9,909		22,094		(5,089)
Net income (loss)	$65,754	2.6%	$55,456	2.2%	$(15,251)	(0.6)%
Net income (loss) per diluted share	$1.63		$1.34		$(0.37)
Our year-over-year trends are significantly impacted by the following acquisitions and divestiture:

•
Effective June 12, 2018, we acquired TMP, a mid-sized RPO and employer branding services provider operating in the United Kingdom which is the second largest RPO market in the world. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities. The acquired operations expand and complement our PeopleScout services and will be fully integrated into this service line.

•	Effective March 12, 2018, we divested the PlaneTechs business from our PeopleManagement reportable segment.

•
Effective January 4, 2016, we acquired the RPO business of Aon Hewitt, a leading provider of RPO services. The acquired operations expanded and complemented our PeopleScout services and were fully integrated into this service line in 2016.

We report our business as three distinct segments: PeopleReady, PeopleManagement and PeopleScout. See Note 17: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our service lines and reportable segments.

Page - 22

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
PeopleReady provides access to reliable workers in the United States, Canada and Puerto Rico through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people to work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, hospitality, general labor, and others. PeopleReady helped approximately 150,000 clients in fiscal 2018 to be more productive by providing easy access to dependable, blue-collar contingent labor. Through our PeopleReady service line, we connected approximately 310,000 people with work in fiscal 2018. We have a network of 620 branches across all 50 states, Canada and Puerto Rico. Complementing our branch network is our mobile application, JobStackTM, which algorithmically connects workers with jobs, creates a virtual exchange between our workers and clients, and allows our branch resources to expand their recruiting and sales efforts and service delivery. JobStack is increasing the competitive differentiation of our services, expanding our reach into new demographics, and improving both service delivery and work order fill rates.

•
PeopleManagement predominantly encompasses our on-site placement and management services and provides a wide range of workforce management solutions for blue-collar, contingent, on-premise staffing and management of a facility’s workforce. We use distinct brands to market our PeopleManagement contingent workforce solutions and operate as Staff Management | SMX (“Staff Management”), SIMOS Insourcing Solutions (“SIMOS”), and Centerline Drivers (“Centerline”). Staff Management specializes in exclusive recruitment and on-premise management of a facility’s contingent industrial workforce. SIMOS specializes in exclusive recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. Centerline specializes in dedicated and temporary truck drivers to the transportation and distribution industries.

•
PeopleScout provides permanent employee RPO for our clients for all major industries and jobs. Our RPO solution delivers improved talent quality, faster hiring, increased scalability, reduced turnover, lower cost of recruitment, greater flexibility, and increased compliance. We leverage our proprietary candidate applicant tracking system, along with dedicated service delivery teams to work as an integrated partner with our clients in providing end-to-end talent acquisition services from sourcing candidates through onboarding employees. The solution is highly scalable and flexible, allowing for outsourcing of all or a subset of skill categories across a series of recruitment processes and onboarding steps. Our PeopleScout segment also includes a managed service provider business, which provides clients with improved quality and spend management of their contingent labor vendors.

In addition, the 2016 fiscal year included 53 weeks, with the 53rd week falling in our fourth quarter. All other years presented include 52 weeks.
FISCAL 2018 AS COMPARED TO FISCAL 2017
Revenue from services
Revenue from services by reportable segment was as follows:

	Years ended
(in thousands, except percentages)	2018	Growth (decline) %	2017
Revenue from services:
PeopleReady	$1,522,076	0.7%	$1,511,360
PeopleManagement	728,254	(9.8)	807,273
PeopleScout	248,877	30.9	190,138
Total company	$2,499,207	(0.4)%	$2,508,771
Total company revenue remained relatively flat at $2.5 billion for the year ended December 30, 2018, a 0.4% decrease compared to the same period in the prior year.
PeopleReady
PeopleReady revenue grew to $1.5 billion for the year ended December 30, 2018, a 0.7% increase compared to the same period in the prior year. The increase is primarily due to a return to growth for PeopleReady in the second quarter of 2018, a 1.8% increase compared to the same period in the prior year, and continued year over year growth in the second half of 2018. The growth was broad-based across most geographies and industries we serve, partially offset by energy and natural disaster clean up projects that benefited prior year results. The growth was primarily driven by improvements to local business development activities.

Page - 23

MANAGEMENT'S DISCUSSION AND ANALYSIS

Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-ups. While we believe our pricing strategy is the right long-term decision, these actions can have an impact on our revenue trends in the near term.
PeopleManagement
PeopleManagement revenue declined to $728 million for the year ended December 30, 2018, a 9.8% decrease compared to the same period in the prior year. The decline was primarily due to the divestiture of our PlaneTechs business effective March 12, 2018, which accounted for a 4.2% decline and the loss of Amazon’s Canadian business in September 2018, which accounted for a 3.7% decline in PeopleManagement’s revenue compared to the same period in the prior year. The remaining decline of 1.9% was primarily due to lower volumes with existing clients.
PeopleScout
PeopleScout revenue grew to $249 million for the year ended December 30, 2018, a 30.9% increase compared to the same period in the prior year. The acquisition of TMP represented a 16.3% increase in PeopleScout’s revenue compared to the same period in the prior year. The remaining increase in revenue was due to a combination of new client wins and expansion of the scope of services for existing clients. Market interest in our RPO services remains strong and has been accentuated by the launch of our new talent acquisition technology, AffinixTM. Affinix is PeopleScout’s proprietary talent acquisition technology, which we believe has been well received by both current and prospective clients.
Gross profit
Gross profit was as follows:

	Years ended
(in thousands, except percentages)	2018	2017
Gross profit	$665,600	$634,473
Percentage of revenue	26.6%	25.3%
Total company gross profit as a percentage of revenue for the year ended December 30, 2018 was 26.6%, compared to 25.3% for the same period in the prior year. Our focus on lowering cost of services helped produce our third consecutive year of gross margin expansion. Gross margin improved in the staffing businesses primarily due to lower workers’ compensation costs and payroll taxes and benefits. The decline in workers’ compensation costs is primarily due to our continued efforts to manage the cost of claims and reduce workplace accidents. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs. Gross margin further improved by growth in our higher-margin PeopleScout business and continued efficiency gains in its sourcing and recruitment activities.
Selling, general and administrative expense
SG&A expense was as follows:

	Years ended
(in thousands, except percentages)	2018	2017
Selling, general and administrative expense	$550,632	$510,794
Percentage of revenue	22.0%	20.4%
Total company SG&A expense increased by $40 million to $551 million, or 22.0% as a percent of revenue for the year ended December 30, 2018, compared to $511 million, or 20.4% as a percent of revenue for the same period in the prior year. The acquisition of TMP added operating costs of $8 million together with acquisition and integration costs of $3 million. The divestiture of PlaneTechs reduced operating costs by $4 million. Increased SG&A expense also included continued investment in cloud-based systems of approximately $7 million and $4 million of accelerated stock compensation costs associated with the CEO transition. SG&A expense further increased to support the continued growth of the business.

Page - 24

MANAGEMENT'S DISCUSSION AND ANALYSIS

Depreciation and amortization
Depreciation and amortization was as follows:

	Years ended
(in thousands, except percentages)	2018	2017
Depreciation and amortization	$41,049	$46,115
Percentage of revenue	1.6%	1.8%
Depreciation and amortization decreased primarily due to a proprietary software application becoming fully depreciated during the fiscal fourth quarter of 2017, which resulted in a decline in depreciation for the year ended December 30, 2018.
Income taxes
The income tax expense and the effective income tax rate were as follows:

	Years ended
(in thousands, except percentages)	2018	2017
Income tax expense	$9,909	$22,094
Effective income tax rate	13.1%	28.5%
Our effective tax rate for the years ended December 30, 2018 and December 31, 2017 was 13.1% and 28.5%, respectively. We benefited from the U.S. government enacting comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, a federal tax rate reduction from 35.0% to 21.0% beginning in 2018. Additionally, for the year ended December 30, 2018 we recognized $1 million of tax benefits from prior year hiring credits and $0.4 million of detriments from recording foreign withholding taxes related to undistributed foreign earnings. See Note 14: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional information.
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
A significant driver of fluctuations in our effective income tax rate is WOTC. WOTC is designed to encourage hiring of workers from certain disadvantaged targeted categories, and is generally calculated as a percentage of wages over a twelve month period up to worker maximums by targeted category. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted categories; 2) the targeted categories are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize additional prior year hiring credits if credits in excess of original estimates have been certified by government offices. WOTC was restored through December 31, 2019, as a result of the Protecting Americans from Tax Hikes Act of 2015, signed into law on December 18, 2015.
Changes to our effective tax rate as a result of hiring credits were as follows:

	Years ended
	2018	2017
Effective income tax rate without adjustments below	29.1%	41.3%
Hiring credits estimate from current year wages	(14.6)	(10.9)
Additional hiring credits from prior year wages	(1.4)	(1.9)
Effective income tax rate	13.1%	28.5%

Page - 25

MANAGEMENT'S DISCUSSION AND ANALYSIS

Segment performance
We evaluate performance based on segment revenue and segment profit. Commencing in the fiscal first quarter of 2018, we revised our internal segment performance measure to be segment profit, rather than the previously reported segment earnings before interest, taxes, depreciation and amortization (segment EBITDA). Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other income and expense, income taxes, and costs not considered to be ongoing costs of the segment. The prior year amounts have been recast to reflect this change for consistency purposes. See Note 17: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our reportable segments, as well as a reconciliation of segment profit to income before tax expense.
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income in the Consolidated Statements of Operations in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP") and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Years ended
(in thousands, except percentages)	2018	2017
Revenue from services	$1,522,076	$1,511,360
Segment profit	$85,998	$79,044
Percentage of revenue	5.7%	5.2%
PeopleReady segment profit grew to $86 million, or 5.7% as a percent of revenue for the year ended December 30, 2018, compared to $79 million, or 5.2% as a percent of revenue for the same period in the prior year. The growth was primarily due to widespread revenue growth, and lower workers’ compensation and payroll tax expenses.
PeopleManagement segment performance was as follows:

	Years ended
(in thousands, except percentages)	2018	2017
Revenue from services	$728,254	$807,273
Segment profit	$21,627	$27,216
Percentage of revenue	3.0%	3.4%
PeopleManagement segment profit decreased to $22 million, or 3.0% as a percent of revenue for the year ended December 30, 2018, compared to $27 million, or 3.4% as a percent of revenue for the same period in the prior year. The decline in segment profit and related margin was primarily due to the divestiture of our PlaneTechs business effective March 12, 2018, and volume declines for selected industrial workforce clients. This was partially offset by programs to reduce the cost of services and control SG&A expense commencing in the prior year in connection with declining revenues. Those programs continued in the current year and have reduced costs in line with our plans. We will continue to monitor and manage our costs while also investing in growth initiatives.
PeopleScout segment performance was as follows:

	Years ended
(in thousands, except percentages)	2018	2017
Revenue from services	$248,877	$190,138
Segment profit	$47,383	$39,354
Percentage of revenue	19.0%	20.7%

Page - 26

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleScout segment profit increased to $47 million, or 19.0% as a percent of revenue for the year ended December 30, 2018, compared to $39 million, or 20.7% as a percent of revenue for the same period in the prior year. TMP, which was acquired during 2018, contributed $2 million of segment profit for the year ended December 30, 2018. TMP reduced the segment profit as a percent of revenue due to the pass through nature of media related purchases on behalf of certain clients. Excluding TMP, segment profit as a percentage of revenue increased 0.1%. The slight increase in segment profit as a percent of revenue was driven by continued efficiency gains in sourcing and recruiting activities, partially offset by additional operating costs to support organic growth.
FISCAL 2017 AS COMPARED TO FISCAL 2016
Revenue from services
Revenue from services by reportable segment was as follows:

	Years ended
(in thousands, except percentages)	2017	Growth (decline) %	2016
Revenue from services:
PeopleReady	$1,511,360	(7.2)%	$1,629,455
PeopleManagement	807,273	(14.2)	940,453
PeopleScout	190,138	5.2	180,732
Total company	$2,508,771	(8.8)%	$2,750,640
Total company revenue declined to $2.5 billion for the year ended December 31, 2017, an 8.8% decrease compared to the year ended January 1, 2017, primarily due to lower volumes for staffing services within our PeopleReady business and with our former largest client within our PeopleManagement business. Revenue from our former largest client declined by $118 million, or 68.8% for the year ended December 31, 2017, when compared to the year ended January 1, 2017, which represented a decline in total company revenue of 4.0%. Our fiscal 2017 also had nine fewer days when compared to fiscal 2016, which represented a decline in total company revenue of 1.2%. The remaining decrease of 3.6% was primarily due to lower PeopleReady volume partially offset by higher PeopleScout volume.
PeopleReady
PeopleReady revenue declined to $1.5 billion for the year ended December 31, 2017, a 7.2% decrease compared to the year ended January 1, 2017. The nine fewer days in fiscal 2017 represented a decline in PeopleReady revenue of 1.1%. The remaining decline was primarily due to weakness with our residential construction, manufacturing and retail clients. However, this decline was partially offset by an increase in revenue from improving performance in the commercial construction and hospitality clients.
We saw improvement in our year-over-year quarterly revenue trends for the second half of fiscal 2017. We exited fiscal 2017 with a year-over-year quarterly decline of 0.7%, excluding the nine additional days in fiscal 2016. The improving year-over-year results were due to improving client trends across all the industries we serve, with the exception of manufacturing and retail.
Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-up. While we believe our pricing strategy is the right long-term decision, these actions impact our revenue trends in the near term.
PeopleReady performance was impacted by temporary disruptions from operational changes related to our consolidation of Labor Ready, CLP Resources, and Spartan Staffing into one specialized workforce solutions business in order to create a more seamless experience for our clients to access all of our blue-collar, contingent on-demand general and skilled labor service offerings. The transition was largely complete as of December 31, 2017.
PeopleManagement
PeopleManagement revenue declined to $807 million for the year ended December 31, 2017, a 14.2% decrease compared to the year ended January 1, 2017. Revenue from our former largest client declined by $118 million, or 68.8% to $53 million for the year ended December 31, 2017, compared to the year ended January 1, 2017, which represented a decline in PeopleManagement revenue of 12.2%. Our fiscal 2017 also had nine fewer days when compared to fiscal 2016, which represented a decline in PeopleManagement revenue of 1.3%. During fiscal 2017, revenue trends stabilized with a more diverse client base and we saw modest increases in demand from existing and new clients supporting e-commerce and transportation.

Page - 27

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout revenue grew to $190 million for the year ended December 31, 2017, a 5.2% increase compared to the year ended January 1, 2017. New client wins and expansion of our services with existing clients represented an increase in revenue of 6.4%, partially offset by the nine fewer days in fiscal 2017, which represented a decline in PeopleScout revenue of 1.2%.
Gross profit
Gross profit was as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Gross profit	$634,473	$679,718
Percentage of revenue	25.3%	24.7%
Total company gross profit as a percentage of revenue for the year ended December 31, 2017 was 25.3%, compared to 24.7% for the year ended January 1, 2017. The increase was primarily due to favorable mix with less PeopleManagement revenue from our former largest client, which carries a lower gross margin than the blended average, and additional efficiency gains in the sourcing and recruiting activities of PeopleScout as growth has accelerated.
Selling, general and administrative expense
SG&A expense was as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Selling, general and administrative expense	$510,794	$546,477
Percentage of revenue	20.4%	19.9%
Total company SG&A expense decreased by $36 million to $511 million for the year ended December 31, 2017, compared to the year ended January 1, 2017. The nine fewer days in fiscal 2017 represented $8 million of the decrease. Additionally, fiscal 2016 included $7 million of integration costs to fully integrate the RPO business of Aon Hewitt into the PeopleScout segment and $6 million in costs incurred to exit the delivery business of our former largest client and certain other realignment costs. The remaining decrease of $15 million was primarily due to cost control programs commencing in 2016, which continued in 2017.
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
Depreciation increased due to investments designed to further improve our efficiency and effectiveness in recruiting and retaining our contingent workers, and attracting and retaining clients, which was more than offset by a decline in amortization for the year ended December 31, 2017, due to the intangible asset impairment in 2016.
Goodwill and intangible asset impairment charge
The goodwill and intangible asset impairment charge in 2016 was primarily driven by a change in the scope of services with our former largest client and other changes in our outlook reflecting changes in economic and industry conditions.

Page - 28

MANAGEMENT'S DISCUSSION AND ANALYSIS

Income taxes
The income tax expense and the effective income tax rate were as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Income tax expense (benefit)	$22,094	$(5,089)
Effective income tax rate	28.5%	25.0%
Our effective tax rate for the years ended December 31, 2017 and January 1, 2017 was 28.5% and 25.0%, respectively. We recognized tax benefits from prior years hiring credits of $1 million for the year ended December 31, 2017, compared to $6 million for the year ended January 1, 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected fiscal 2017, including, but not limited to, requiring a one-time transition tax on deemed repatriated earnings of foreign subsidiaries (payable over eight years) and the revaluation of net deferred tax assets to reflect the federal tax rate reduction from 35.0% to 21.0%.
As a result of the Tax Act, we recognized $2 million of additional tax expense from a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and from the revaluation of net deferred tax assets to reflect the federal tax rate reduction from 35.0% to 21.0%.
Changes to our effective tax rate as a result of hiring credits and impairments were as follows:

	Years ended
	2017	2016
Effective income tax rate without hiring credits or impairment	41.3%	40.5%
Hiring credits estimate from current year wages	(10.9)	(14.4)
Additional hiring credits from prior year wages	(1.9)	(7.6)
Goodwill and intangible asset impairment impact	—	6.5
Effective income tax rate	28.5%	25.0%
Segment performance
PeopleReady segment performance was as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Revenue from services	$1,511,360	$1,629,455
Segment profit	79,044	109,063
Percentage of revenue	5.2%	6.7%
PeopleReady segment profit decreased to $79 million, or 5.2% as a percent of revenue for the year ended December 31, 2017, compared to $109 million, or 6.7% as a percent of revenue in the year ended January 1, 2017. The revenue decline outpaced the cost control programs primarily due to the de-leveraging effect associated with the fixed costs in a branch network. Through disciplined pricing, we have passed through increased costs for minimum wages, payroll taxes and benefits, together with higher contingent worker wages in a tightening labor market, as well as most of our standard markup on these costs.

Page - 29

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleManagement segment performance was as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Revenue from services	$807,273	$940,453
Segment profit	27,216	27,557
Percentage of revenue	3.4%	2.9%
PeopleManagement segment profit increased to 3.4% as a percent of revenue for the year ended December 31, 2017, compared to 2.9% as a percent of revenue in the year ended January 1, 2017. This improvement in segment profit as a percentage of revenue was primarily due to a more favorable mix of less revenue from our former largest client which carried a lower gross margin than our blended average, and the results of a cost reduction program. Revenue from our former largest client declined by $118 million, or 68.8% to $53 million for the year ended December 31, 2017, compared to the year ended January 1, 2017.
PeopleScout segment performance was as follows:

	Years ended
(in thousands, except percentages)	2017	2016
Revenue from services	$190,138	$180,732
Segment profit	39,354	34,285
Percentage of revenue	20.7%	19.0%
PeopleScout segment profit increased to $39 million, or 20.7% as a percent of revenue for the year ended December 31, 2017, compared to $34 million, or 19.0% as a percent of revenue for the year ended January 1, 2017. The improved performance was due primarily to new client wins and expanding the scope of services with existing clients together with efficiency gains in sourcing and recruiting activities.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for fiscal 2019. These expectations are subject to revision as our business changes with the overall economy.

•
Our top priority remains to produce solid organic revenue and gross profit growth while leveraging our cost structure to increase income from operations as a percentage of revenue. Through disciplined pricing and management of increasing wages in a tightening labor market and minimum wages, taxes and benefits, we expect to pass through the higher cost of our temporary workers. Likewise, cost management programs to lower the cost of services and control operating expenses are key priorities in the short term to position the business for strong operating leverage and profitable long-term growth in the future.

•
Our PeopleManagement and PeopleScout segments are largely dependent on business from large clients. The loss of a large client or change in demand for our services can have a significant impact on our results and year over year trends. For fiscal 2019, PeopleManagement will experience revenue and segment profit headwinds of approximately $39 million and $7 million, respectively from the loss of our Amazon Canadian business effective September 1, 2018, as well as reduced volume and pricing pressure from another retail client. PeopleScout will experience revenue and segment profit headwinds of approximately $15 million and $11 million, respectively from the loss of a large client, which was acquired during 2018, and less volume and associated margins related to a large industrial client. We expect to see an acceleration in demand for the PeopleReady business. PeopleReady is less dependent on major national clients.

•
We are committed to technological innovation that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access, speed and ease of connecting our clients and workers for our staffing businesses, and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services, improve the efficiency of our service delivery, and reduce our PeopleReady dependence on local branches to find temporary workers and connect them with work. Examples include our JobStack mobile platform in the PeopleReady business and our Affinix talent acquisition technology in the PeopleScout business.

Page - 30

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
PeopleScout is a recognized industry leader of RPO services, which is in the early stages of that industry’s adoption cycle. Due to the industry growth rate for RPO services, our market leading position, and our advances in technology, we expect the revenue growth of this business to continue to exceed the growth of our other segments. We expect our acquisition of TMP to increase our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients, and employer branding capabilities.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Cash flows from operating activities
Our cash flows from operating activities were as follows:

	Years ended
(in thousands)	2018	2017	2016
Net income (loss)	$65,754	$55,456	$(15,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,049	46,115	46,692
Goodwill and intangible asset impairment charge	—	—	103,544
Provision for doubtful accounts	10,042	6,808	8,308
Stock-based compensation	13,876	7,744	9,363
Deferred income taxes	(1,929)	2,440	(25,355)
Other operating activities	5,154	2,349	6,859
Changes in operating assets and liabilities, net of amounts acquired and divested:
Accounts receivable	11,640	(28,483)	112,785
Income tax receivable	(996)	14,875	9,450
Accounts payable and other accrued expenses	2,855	(10,569)	(4,101)
Accrued wages and benefits	(1,447)	(2,888)	(7,313)
Workers’ compensation claims reserve	(7,877)	(1,048)	11,070
Other assets and liabilities	(12,429)	7,335	4,652
Net cash provided by operating activities	$125,692	$100,134	$260,703
Fiscal 2018 as compared to fiscal 2017
Net cash provided by operating activities was $126 million for the year ended December 30, 2018, compared to $100 million for the same period in the prior year.

•
Depreciation and amortization decreased primarily due to a proprietary software application becoming fully depreciated during the fiscal fourth quarter of 2017. Additionally, a greater portion of our investment funds are directed towards third-party cloud-based solutions.

•	The increase in stock-based compensation was primarily due to $4 million of accelerated stock compensation costs associated with the CEO transition in fiscal 2018.

•
The decrease in accounts receivable in fiscal 2018 was primarily due to improvement in the management of working capital and favorable business mix. The favorable mix impact was primarily due to the return to revenue growth for PeopleReady, our largest segment, which has the lowest days sales outstanding. The favorable mix was further impacted by a decline in PeopleManagement revenue, which carries longer payment terms than PeopleReady, partially offset by revenue growth at PeopleScout, which also carries longer payment terms than PeopleReady.

The increase in accounts receivable in fiscal 2017 was primarily due to an increase in days sales outstanding caused by new client onboarding in our PeopleScout segment, as well as our fourth quarter of fiscal 2017 mix of local and national clients in our PeopleReady segment shifting slightly toward national clients, which have a longer cash collection cycle.

•	The increase in accounts payable and other accrued expenses was primarily due to normal seasonal patterns and timing of payments.

Page - 31

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
Generally, our workers’ compensation claims reserve for estimated claims increases as contingent labor services increases, as is the case in the current year, and decreases as contingent labor services declines, as was the case in the prior year. However, our worker safety programs have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in each period. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.

•
The change in other assets and liabilities was primarily due to an increase in other assets related to current year investments in cloud-based systems of $11 million and closing fees of $1 million for our new Revolving Credit Facility entered into on July 13, 2018. See Note 9: Long-term Debt, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our Revolving Credit Facility.

Fiscal 2017 as compared to fiscal 2016
Net cash provided by operating activities was $100 million for the year ended December 31, 2017, compared to $261 million for the same period in the prior year.

•
The goodwill and intangible asset impairment charge of $104 million in 2016 was primarily driven by a change in the scope of services with our former largest client and the impact of other changes in economic and industry conditions which lowered future expectations. In addition, it included a $4 million trade name impairment charge in connection with the consolidation of our retail branch network under a common brand name.

•
The change to deferred income taxes was due primarily to the goodwill and intangible asset impairment charge in fiscal 2016, as well as the impact from the U.S. government enacted comprehensive tax legislation in 2017 commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected fiscal 2017, including, but not limited to, the revaluation of net deferred tax assets to reflect the federal tax rate reduction from 35.0% to 21.0%.

•
The increase in accounts receivable in fiscal 2017 was primarily due to an increase in days sales outstanding caused by new client onboarding in our PeopleScout segment, as well as our fourth quarter of fiscal 2017 mix of local and national clients in our PeopleReady segment shifting slightly toward national clients, which have a longer cash collection cycle. Accounts receivable for 2016 declined primarily due to a decline in revenue and associated receivables from our former largest client.

•	The decline in accounts payable and other accrued expenses was primarily due to cost control programs together with normal seasonal patterns and timing of payments.

•	Generally, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services decline.

•
During fiscal 2017, we paid $23 million relating to the contingent consideration associated with our acquisition of SIMOS. The payment included $18 million related to the final purchase price fair value, which is reflected in cash flows used in financing activities. The remaining balance of $4 million was recognized in cash flows used in operating activities as a decrease in other assets and liabilities.

Cash flows from investing activities
Our cash flows from investing activities were as follows:

	Years ended
(in thousands)	2018	2017	2016
Capital expenditures	$(17,054)	$(21,958)	$(29,042)
Acquisition of businesses, net of cash acquired	(22,742)	—	(72,476)
Divestiture of business	10,587	—	—
Change in restricted investments	8,694	(30,444)	(25,404)
Other	—	(1,979)	2,979
Net cash used in investing activities	$(20,515)	$(54,381)	$(123,943)
Fiscal 2018 as compared to fiscal 2017
Net cash used in investing activities was $21 million for the year ended December 30, 2018, compared to $54 million for the same period in the prior year.

Page - 32

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
Effective June 12, 2018, the company acquired all of the outstanding equity interests of TMP through PeopleScout for a cash purchase price of $23 million, net of cash acquired of $7 million. See Note 3: Acquisitions and Divestiture, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the purchase of TMP.

•
Effective March 12, 2018, the company divested substantially all the assets and certain liabilities of its PlaneTechs business for a purchase price of $11 million. See Note 3: Acquisitions and Divestiture, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the divestiture of our PlaneTechs business.

•
Restricted investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs. The decrease in the incremental cash used in investing activities was primarily due to lower collateral requirements from our workers’ compensation insurance providers, as well as the timing of collateral payments.

Fiscal 2017 as compared to fiscal 2016
Net cash used in investing activities was $54 million for the year ended December 31, 2017, compared to $124 million for the same period in the prior year.

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

Cash flows from financing activities
Our cash flows from financing activities were as follows:

	Years ended
(in thousands)	2018	2017	2016
Purchases and retirement of common stock	$(34,818)	$(36,680)	$(5,748)
Net proceeds from employee stock purchase plans and stock options exercised	1,503	1,646	1,542
Common stock repurchases for taxes upon vesting of restricted stock	(3,404)	(3,127)	(2,851)
Net change in revolving credit facility	(15,900)	(16,607)	(105,579)
Payments on debt	(22,397)	(2,267)	(2,456)
Payment of contingent consideration at acquisition date fair value	—	(18,300)	—
Other	—	—	(29)
Net cash used in financing activities	$(75,016)	$(75,335)	$(115,121)
Fiscal 2018 as compared to fiscal 2017
Net cash used in financing activities was $75 million for the year ended December 30, 2018, comparable to the same period in the prior year.

•
We repurchased $35 million of common stock during the year ended December 30, 2018. As of December 30, 2018, $58 million remains available for repurchase of common stock under the current authorization.

•
We borrowed against our Revolving Credit Facility to fund the acquisition of TMP effective June 12, 2018 and liquidation of the Synovus Bank loan. See Note 3: Acquisitions and Divestiture, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the purchase of TMP.

•
On June 25, 2018, we pre-paid in full our outstanding obligations of approximately $22 million with Synovus Bank, terminating all commitments under this term loan (the “Term Loan”) dated February 4, 2013 (as subsequently amended). We did not incur any early termination penalties in connection with the termination of the Term Loan.

Page - 33

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Future outlook
Our cash-generating capability provides us with financial flexibility in meeting our operating and investing needs. Our current financial position is highlighted as follows:

•	We had cash and cash equivalents of $47 million at December 30, 2018.

•	The majority of our workers’ compensation payments are made from restricted cash rather than cash from operations. At December 30, 2018, we had restricted cash and investments totaling $235 million.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
Capital resources
Revolving credit facility
See Note 9: Long-term Debt, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our Revolving Credit Facility.
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At December 30, 2018, we had restricted cash and investments totaling $235 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 5: Restricted Cash and Investments, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our Restricted Cash and Investments.
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

Page - 34

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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	December 30, 2018	December 31, 2017
Cash collateral held by workers’ compensation insurance carriers	$22,264	$22,148
Cash and cash equivalents held in Trust	28,021	16,113
Investments held in Trust	156,618	171,752
Letters of credit (1)	6,691	7,748
Surety bonds (2)	21,881	19,829
Total collateral commitments	$235,475	$237,590

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Page - 35

MANAGEMENT'S DISCUSSION AND ANALYSIS

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	December 30, 2018	December 31, 2017
Total workers’ compensation reserve	$266,446	$274,323
Add back discount on workers’ compensation reserve (1)	18,179	19,277
Less excess claims reserve (2)	(48,229)	(48,826)
Reimbursable payments to insurance provider (3)	7,866	5,492
Less portion of workers’ compensation not requiring collateral (4)	(8,787)	(12,676)
Total collateral commitments	$235,475	$237,590

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

•
positive or adverse development of claims. Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 30, 2018, the weighted average discount rate was 2.0%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 30, 2018, the weighted average rate was 2.9%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $48 million and $49 million as of December 30, 2018 and December 31, 2017, respectively.

Page - 36

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table provides an analysis of changes in our workers’ compensation claims reserves:

	Years ended
(in thousands)	2018	2017	2016
Beginning balance	$274,323	$277,351	$266,280
Self-insurance reserve expenses related to current year, net	79,874	83,966	88,753
Payments related to current year claims (1)	(17,413)	(17,123)	(16,529)
Payments related to claims from prior years (1)	(47,242)	(49,668)	(57,093)
Changes to prior years’ self-insurance reserve, net (2)	(24,899)	(14,349)	(12,992)
Amortization of prior years’ discount (3)	2,404	(1,754)	5,029
Net change in excess claims reserve (4)	(601)	(4,100)	3,903
Ending balance	266,446	274,323	277,351
Less current portion	76,421	77,218	79,126
Long-term portion	$190,025	$197,105	$198,225

(1)	Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years at December 30, 2018.

(2)	Changes in reserve estimates are reflected in the statement of operations in the period when the changes in estimates are made.

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
We continue to actively manage workers’ compensation expense through the safety of our temporary workers with our safety programs and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect favorable adjustments to our workers’ compensation liabilities to decrease as the opportunity for significant reduction to frequency and severity of accident rates decline.

Page - 37

MANAGEMENT'S DISCUSSION AND ANALYSIS

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a summary of our contractual obligations as of the end of fiscal 2018. We expect to fund these commitments with existing cash and cash equivalents, restricted cash and investments, and cash flows from operations.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest and fees (1):	$104,537	$3,890	$7,790	$92,857	$—
Workers’ compensation claims (2)	236,387	77,150	67,771	27,575	63,891
Deferred compensation (3)	4,498	1,352	1,481	955	710
Operating leases (4)	24,984	8,337	12,182	3,766	699
Purchase obligations (5)	28,043	14,687	10,754	2,602	—
Total contractual cash obligations	$398,449	$105,416	$99,978	$127,755	$65,300

(1)
Interest and fees are calculated based on the rates in effect at December 30, 2018. Our Revolving Credit Facility expires in 2023. For additional information, see Note 9: Long-term Debt to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)
Excludes estimated expenses related to claims above our self-insured limits, for which we have a corresponding receivable based on the contractual policy agreements we have with insurance carriers. For additional information, see Note 8: Workers’ Compensation Insurance and Reserves to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes that the following accounting estimates are the most critical to understand and evaluate our reported financial results, and they require management’s most subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.
Workers’ compensation reserve
We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns on “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceed the amount estimated, additional reserves may be required. Changes in reserve estimates are reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period when the changes in estimates are made.

Page - 38

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our workers’ compensation reserves include estimated expenses related to excess claims and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount the reserve and its corresponding receivable to their estimated net present values using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. When appropriate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.
There are two main factors that impact workers’ compensation expense: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. A 6% change in one or more of the above factors would result in a change to workers’ compensation expense of approximately $4 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.
Allowance for doubtful accounts
We establish an allowance for doubtful accounts for estimated probable losses resulting from the failure of our clients to make required payments. The allowance for doubtful accounts is determined based on historical write-off experience, expectations of future write-offs, and current economic data, and represents our best estimate of the amount of probable credit losses. The allowance for doubtful accounts is reviewed quarterly and past due balances are written-off when it is likely the receivable will not be collected. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Business combinations
We account for our business acquisitions using the acquisition method of accounting. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. Determining the fair value of an acquired company is judgmental in nature and involves the use of significant estimates and assumptions. The significant judgments include estimation of future cash flows, which is dependent on forecasts; estimation of the long-term rate of growth; estimation of the useful life over which cash flows will occur; and determination of a weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the business being purchased. Intangible assets that arise from contractual/legal rights, or are capable of being separated, are measured and recorded at fair value and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill.
Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. Acquisition-related costs are expensed as incurred. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss). Cash payments for contingent or deferred consideration are classified within cash flows from investing activities for the purchase price fair value of the contingent consideration while amounts paid in excess are classified within cash flows from operating activities on the Consolidated Statements of Cash Flows.
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, and whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, client engagement, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.

Page - 39

MANAGEMENT'S DISCUSSION AND ANALYSIS

Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our operating segments are PeopleReady, Centerline, Staff Management, SIMOS, PeopleScout, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.
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
Based on our test performed as of the first day of our fiscal second quarter of 2018, all reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, no impairment loss was recognized for the years ended December 30, 2018 or December 31, 2017. During fiscal 2016, we recognized an impairment charge of $66 million. See Note 7: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K for additional details.

The estimated fair value of our Staff Management and SIMOS reporting units were in excess of their carrying value, however, the operations of these reporting units are largely dependent on major national clients. The loss of a major national client could give rise to an impairment. In that event, we would be required to record a goodwill impairment. We will continue to closely monitor the operational performance of these reporting units.
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
We performed our annual indefinite-lived intangible asset impairment test as of the first day of our fiscal second quarter of 2018 and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the years ended December 30, 2018 or December 31, 2017. During fiscal 2016, we recognized an impairment charge on indefinite-lived intangible assets of $5 million. See Note 7: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K for additional details.

Page - 40

MANAGEMENT'S DISCUSSION AND ANALYSIS

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
No impairment loss was recognized for the years ended December 30, 2018 or December 31, 2017. During fiscal 2016, we recognized an impairment to our acquired trade names/trademarks intangible assets of $4 million and an impairment to our customer relationships intangible assets of $29 million. See Note 7: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K for additional details.
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

Page - 41

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
Long-term debt
We are subject to the risk of fluctuating interest rates under our revolving credit agreement (“Revolving Credit Facility”), which bears interest at variable rates. For additional information, see Note 9: Long-term Debt, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Based on the principal balance of our outstanding Revolving Credit Facility of $80 million as of December 30, 2018, an increase or decrease of the interest rate by 10% over the next year would not have a material effect on our annual interest expense.
Foreign currency exchange rate risk
The majority of our revenue, expense, liabilities and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the United States, we have minimal transactions in other currencies, primarily the Canadian and Australian dollar, and Great Britain pound. We have not hedged our foreign currency translation risk. We have the ability to hold our foreign currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates will have a material impact on future operating results or cash flows.

Page - 42

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2018 and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP

Seattle, Washington
February 22, 2019
We have served as the Company’s auditor since 2009.

Page - 43

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)	December 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$46,988	$28,780
Accounts receivable, net of allowance for doubtful accounts of $5,026 and $4,344	355,373	374,273
Prepaid expenses, deposits and other current assets	22,141	20,605
Income tax receivable	5,325	4,621
Total current assets	429,827	428,279
Property and equipment, net	57,671	60,163
Restricted cash and investments	235,443	239,231
Deferred income taxes, net	4,388	3,783
Goodwill	237,287	226,694
Intangible assets, net	91,408	104,615
Workers’ compensation claims receivable, net	44,915	45,048
Other assets, net	13,905	1,218
Total assets	$1,114,844	$1,109,031
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$69,814	$55,091
Accrued wages and benefits	77,089	76,894
Current portion of workers’ compensation claims reserve	76,421	77,218
Other current liabilities	2,202	3,216
Total current liabilities	225,526	212,419
Workers’ compensation claims reserve, less current portion	190,025	197,105
Long-term debt, less current portion	80,000	116,489
Long-term deferred compensation liabilities	21,747	21,866
Other long-term liabilities	6,107	6,305
Total liabilities	523,405	554,184

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,054 and 41,098 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(14,649)	(6,804)
Retained earnings	606,087	561,650
Total shareholders’ equity	591,439	554,847
Total liabilities and shareholders’ equity	$1,114,844	$1,109,031
See accompanying notes to consolidated financial statements

Page - 44

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended
(in thousands, except per share data)	2018	2017	2016
Revenue from services	$2,499,207	$2,508,771	$2,750,640
Cost of services	1,833,607	1,874,298	2,070,922
Gross profit	665,600	634,473	679,718
Selling, general and administrative expense	550,632	510,794	546,477
Depreciation and amortization	41,049	46,115	46,692
Goodwill and intangible asset impairment charge	—	—	103,544
Income (loss) from operations	73,919	77,564	(16,995)
Interest expense	(4,881)	(5,494)	(7,166)
Interest and other income	6,625	5,480	3,821
Interest and other income (expense), net	1,744	(14)	(3,345)
Income (loss) before tax expense (benefit)	75,663	77,550	(20,340)
Income tax expense (benefit)	9,909	22,094	(5,089)
Net income (loss)	$65,754	$55,456	$(15,251)

Net income (loss) per common share:
Basic	$1.64	$1.35	$(0.37)
Diluted	$1.63	$1.34	$(0.37)

Weighted average shares outstanding:
Basic	39,985	41,202	41,648
Diluted	40,275	41,441	41,648

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	$(6,320)	$3,355	$1,830
Unrealized gain on investments, net of tax	—	1,274	750
Total other comprehensive income (loss), net of tax	(6,320)	4,629	2,580
Comprehensive income (loss)	$59,434	$60,085	$(12,671)
See accompanying notes to consolidated financial statements

Page - 45

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common stock			Accumulated other comprehensive income (loss)	Total shareholders’ equity
(in thousands)		Shares	Amount	Retained earnings
Balances,	December 25, 2015	42,024	$1	$549,585	$(14,013)	$535,573
Net loss		—	—	(15,251)	—	(15,251)
Other comprehensive income, net of tax		—	—	—	2,580	2,580
Purchases and retirement of common stock		(332)	—	(5,748)	—	(5,748)
Issuances under equity plans, including tax benefits		445	—	(1,338)	—	(1,338)
Stock-based compensation		34	—	9,363	—	9,363
Balances,	January 1, 2017	42,171	1	536,611	(11,433)	525,179
Net income		—	—	55,456	—	55,456
Other comprehensive income, net of tax		—	—	—	4,629	4,629
Purchases and retirement of common stock		(1,530)	—	(36,680)	—	(36,680)
Issuances under equity plans, including tax benefits		418	—	(1,481)	—	(1,481)
Stock-based compensation		39	—	7,744	—	7,744
Balances,	December 31, 2017	41,098	1	561,650	(6,804)	554,847
Net income		—	—	65,754	—	65,754
Other comprehensive loss, net of tax		—	—	—	(6,320)	(6,320)
Purchases and retirement of common stock		(1,371)	—	(34,818)	—	(34,818)
Issuances under equity plans, including tax benefits		299	—	(1,900)	—	(1,900)
Stock-based compensation		28	—	13,876	—	13,876
Change in accounting standard cumulative-effect adjustment		—	—	1,525	(1,525)	—
Balances,	December 30, 2018	40,054	$1	$606,087	$(14,649)	$591,439
See accompanying notes to consolidated financial statements

Page - 46

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$65,754	$55,456	$(15,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,049	46,115	46,692
Goodwill and intangible asset impairment charge	—	—	103,544
Provision for doubtful accounts	10,042	6,808	8,308
Stock-based compensation	13,876	7,744	9,363
Deferred income taxes	(1,929)	2,440	(25,355)
Other operating activities	5,154	2,349	6,859
Changes in operating assets and liabilities, net of amounts acquired and divested:
Accounts receivable	11,640	(28,483)	112,785
Income tax receivable	(996)	14,875	9,450
Other assets	(12,928)	5,289	470
Accounts payable and other accrued expenses	2,855	(10,569)	(4,101)
Accrued wages and benefits	(1,447)	(2,888)	(7,313)
Workers’ compensation claims reserve	(7,877)	(1,048)	11,070
Other liabilities	499	2,046	4,182
Net cash provided by operating activities	125,692	100,134	260,703
Cash flows from investing activities:
Capital expenditures	(17,054)	(21,958)	(29,042)
Acquisition of businesses, net of cash acquired	(22,742)	—	(72,476)
Divestiture of business	10,587	—	—
Purchases of restricted investments	(12,941)	(50,601)	(42,648)
Maturities of restricted investments	21,635	20,157	17,244
Other	—	(1,979)	2,979
Net cash used in investing activities	(20,515)	(54,381)	(123,943)
Cash flows from financing activities:
Purchases and retirement of common stock	(34,818)	(36,680)	(5,748)
Net proceeds from employee stock purchase plans and stock options exercised	1,503	1,646	1,542
Common stock repurchases for taxes upon vesting of restricted stock	(3,404)	(3,127)	(2,851)
Net change in revolving credit facility	(15,900)	(16,607)	(105,579)
Payments on debt	(22,397)	(2,267)	(2,456)
Payment of contingent consideration at acquisition date fair value	—	(18,300)	—
Other	—	—	(29)
Net cash used in financing activities	(75,016)	(75,335)	(115,121)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,542)	191	1,772
Net change in cash, cash equivalents and restricted cash	28,619	(29,391)	23,411
Cash, cash equivalents and restricted cash, beginning of period	73,831	103,222	79,811
Cash, cash equivalents and restricted cash, end of period	$102,450	$73,831	$103,222
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,373	$3,811	$4,083
Income taxes	12,898	4,593	10,312
Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	1,553	375	1,471
Divestiture non-cash consideration	798	—	—
Non-cash acquisition adjustments	—	—	3,783
See accompanying notes to consolidated financial statements

Page - 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve growth and improve productivity. We serve clients in a wide variety of industries through our PeopleReady segment which offers industrial staffing services, our PeopleManagement segment which offers contingent and productivity-based on-site industrial staffing services, and our PeopleScout segment which offers recruitment process outsourcing and managed service provider services. We are headquartered in Tacoma, Washington.
Basis of presentation
The consolidated financial statements include the accounts of TrueBlue and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Fiscal period end
The consolidated financial statements are presented on a 52/53-week fiscal year-end basis, with the last day of the fiscal year ending on the Sunday closest to the last day of December. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while fiscal years consisting of 52 weeks, all quarters will consist of 13 weeks. The fiscal year ended 2016 included 53 weeks, with the 53rd week falling in our fourth quarter. All other years presented include 52 weeks.
Revenue recognition
We account for a contract when both parties to the contract have approved the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenues are recognized over time using an output measure, as the control of the promised services is transferred to the client, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The majority of our contracts are short-term in nature as they are filling the temporary staffing needs of our clients, or include termination clauses that allow either party to cancel within a short notice period, without cause. Revenue includes billable travel and other reimbursable costs and are reported net of sales, use or other transaction taxes collected from clients and remitted to taxing authorities. Payment terms vary by client and the services offered, however we do not extend payment terms beyond one year. Substantially all of our contracts include payment terms of 90 days or less.
We primarily record revenue on a gross basis as a principal versus on a net basis as an agent on the Consolidated Statements of Operations and Comprehensive Income (Loss). We have determined that gross reporting as a principal is the appropriate treatment based upon the following key factors:

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

Page - 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising costs
Advertising costs consist primarily of print and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expense were $8.1 million, $7.3 million and $7.8 million in fiscal 2018, 2017 and 2016, respectively.
Cash, cash equivalents and marketable securities
We consider all highly liquid instruments purchased with an original maturity of three months or less at date of purchase to be cash equivalents. Investments with original maturities greater than three months are classified as marketable securities. We do not buy and hold securities principally for the purpose of selling them in the near future. Our investment policy is focused on the preservation of capital, liquidity and return. From time to time, we may sell certain securities but the objective is not to generate profits on short-term differences in price. We manage our cash equivalents and marketable securities as a single portfolio of highly liquid securities.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are recorded at the invoiced amount. We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our clients to make required payments. The allowance for doubtful accounts is determined based on current collection efforts, historical collection trends, write-off experience, client credit risk and current economic data. The allowance for doubtful accounts is reviewed quarterly and represents our best estimate of the amount of probable credit losses. Past due balances are written off when it is probable the receivable will not be collected.
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

Page - 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Level 2: Inputs other than quoted prices in active markets for identical assets and liabilities are used. We use quoted prices for similar instruments in active markets or quoted prices or we estimate the fair value using a variety of valuation methodologies, which include observable inputs for comparable instruments and unobservable inputs.

•	Level 3: For assets and liabilities with unobservable inputs, we typically rely on management’s estimates of assumptions that market participants would use in pricing the asset or liability.
The carrying value of our cash and cash equivalents and restricted cash approximates fair value because of the short-term maturity of those instruments. We hold mutual funds classified as available-for-sale to support our deferred compensation liability, which are carried at fair value based on quoted market prices in active markets for identical assets. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.
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
Leases
We conduct our branch office operations from leased locations. We also lease office spaces for our centralized support functions, vehicles and equipment. Many leases require payment of property taxes, insurance and common area maintenance, in addition to

Page - 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rent. The terms of our lease agreements generally range from three to five years, majority containing options to renew or cancel with 90 days notice.
Operating lease expense is included within selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). For operating leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the minimum lease term. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.
Cash or lease incentives received upon entering into certain operating leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term. We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.
Intangible assets and other long-lived assets
Long-lived assets include property and equipment, and finite-lived intangible assets. These assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.
We have indefinite-lived intangible assets related to our Staff Management | SMX (“Staff Management”) and PeopleScout trade names. We test our trade names annually for impairment, and when indications of potential impairment exist.
Goodwill
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our second quarter, or more frequently if an event occurs or circumstances change that would indicate impairment may exist. These events or circumstances could include a significant change in the business climate, operating performance indicators, competition, client engagement, legal factors or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year.
Business combinations
We account for our business acquisitions using the acquisition method of accounting. The fair value of the net assets acquired and the results of the acquired business are included in the financial statements from the acquisition date forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, useful lives of property and equipment, and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. We estimate the fair value of acquired assets and liabilities as of the date of the acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change between the preliminary allocation and the final allocation.
All acquisition-related costs are expensed as incurred and recorded in selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, we recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions, and record them as selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Workers’ compensation claims reserves
We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period when the changes in estimates are made.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”) and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have

Page - 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have determined that a valuation allowance is appropriate for certain net operating losses and tax credits that we expect will not be utilized within the permitted carryforward periods as of December 30, 2018 and December 31, 2017.
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
Deferred compensation plan
We offer a non-qualified defined contribution plan (the “Plan”) to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The Plan allows participants to direct their account based on the investment options determined by TrueBlue and offers discretionary matching contributions.
The current portion of the deferred compensation liability is included in other current liabilities on our Consolidated Balance Sheets. The total deferred compensation liability is largely offset by deferred compensation mutual funds classified as available-for-sale recorded in restricted cash and investments on our Consolidated Balance Sheets. These mutual funds are measured at fair value, with changes in market value recognized in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss).
Stock-based compensation
Under various plans, officers, employees and non-employee directors have received or may receive grants of stock, restricted stock awards, performance share units or options to purchase common stock. We also have an employee stock purchase plan ("ESPP").
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

Page - 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in other comprehensive income (“OCI”), when applicable. Currency gains and losses on intercompany loans with international subsidiaries are included, net of tax, in OCI.
Purchases and retirement of our common stock
We purchase our common stock under a program authorized by our Board of Directors. Under applicable Washington State law, shares purchased are not displayed separately as treasury stock on the Consolidated Balance Sheets and are treated as authorized but unissued shares. It is our accounting policy to first record these purchases as a reduction to our common stock account. Once the common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our retained earnings. Furthermore, activity in our common stock account related to stock-based compensation is also recorded to retained earnings until such time as the reduction to retained earnings due to stock repurchases has been recovered.
Net income (loss) per share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of vested and non-vested restricted stock, performance share units and shares issued under the ESPP, except where their inclusion would be anti-dilutive.
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
Recently adopted accounting standards
Stock compensation
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
Business combinations
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

Page - 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash and cash equivalents
In November 2016, the FASB issued guidance to amend the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amended guidance was effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). We adopted this guidance for our fiscal first quarter of 2018 using the retrospective transition method. Accordingly, the change in restricted cash and cash equivalents is no longer segregated on our Consolidated Statements of Cash Flows, and the $21.5 million and $19.8 million previously presented in the investing section for the years ended December 31, 2017 and January 1, 2017, respectively, are now included when reconciling the beginning-of-period and end-of-period cash, cash equivalents and restricted cash shown on our Consolidated Statements of Cash Flows.
Accounting for income taxes - intra-entity asset transfers
In October 2016, the FASB issued guidance on the accounting for income tax effects of intercompany sales or transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. This guidance was effective for fiscal years and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). The guidance requires a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. We adopted this guidance for our fiscal first quarter of 2018. The adoption of the new standard did not have a material impact on our financial statements.
Statement of cash flows classification
In August 2016, the FASB issued guidance relating to how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The update was intended to reduce the existing diversity in practice. The amended guidance was effective for fiscal years, and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). We adopted this guidance for our fiscal first quarter of 2018. The adoption of the new standard did not have an impact on our financial statements.
Financial instruments – recognition, measurement, presentation, and disclosure
In January 2016, the FASB issued guidance on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance was effective for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). Early adoption of the amendments in the guidance was not permitted, with limited exceptions. The guidance required a cumulative-effect adjustment be made to reclassify unrealized gains and losses related to available-for-sale equity securities from accumulated other comprehensive income, to retained earnings as of the beginning of the fiscal year of adoption. We adopted this guidance as of the first day of our fiscal first quarter of 2018 and reclassified from accumulated other comprehensive loss to retained earnings, $1.5 million in unrealized gains, net of tax on available-for-sale equity securities. Beginning in Q1 2018, change in market value for our available-for-sale equity securities is included in selling, general and administrative expense on our Consolidated Statements of Operation and Comprehensive Income (Loss).
Revenue from contracts with customers
In May 2014, the FASB issued guidance outlining a single comprehensive model for accounting for revenue arising from contracts with clients, which supersedes the previous revenue recognition accounting guidance. The guidance was effective for annual and interim periods beginning after December 15, 2017 (Q1 2018 for TrueBlue). This guidance required an entity to recognize revenue when it transfers promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new guidance as of January 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous accounting guidance. The adoption of this new guidance did not have a material impact on our consolidated financial statements as of the adoption date, or for the year ended December 30, 2018, except for expanded disclosures.

Page - 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements not yet adopted
Intangibles-goodwill and other-internal-use software

In August 2018, the FASB issued guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This new standard is intended to reduce complexity for the accounting for costs of implementing a cloud computing service arrangement. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Currently, we expense internal development labor as incurred. The new guidance will require those costs to be capitalized with the related amortization recorded in selling, general and administrative expense. In addition, capitalized development costs are required to be recorded as a prepaid asset (other asset) rather than a fixed asset, and license fees incurred during the development period should be expensed as incurred. We intend to early adopt the standard prospectively in Q1 2019, which will not have an impact on our consolidated financial statements.
Leases
In February 2016, the FASB issued guidance on lease accounting. The new guidance will continue to classify leases as either finance or operating, but will result in the lessee recognizing most operating leases on the balance sheet as right-of-use assets and lease liabilities. This guidance is effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), with early adoption permitted. In July 2018, the FASB amended the standard to provide transition relief for comparative reporting, allowing companies to adopt the provisions of the new standard using a modified retrospective transition method on the adoption date, with a cumulative-effect adjustment to retained earnings recorded on the date of adoption. We have elected to adopt the standard using the transition relief provided in the July amendment. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information.
We expect adoption of the standard to result in the recognition of operating lease right-of-use assets of approximately $33 million and corresponding lease liabilities of approximately $34 million as of the first day of our fiscal first quarter in 2019. The difference between the right-of-use asset and lease liability relates to the existing deferred rent liability associated with the leases to be capitalized. The existing deferred rent liability, which is the difference between the straight-line lease expense and cash paid, will reduce the right-of-use asset, upon adoption. Our accounting for capital leases will remain substantially unchanged. Adoption of the standard will not have a material impact on our Consolidated Statements of Operation and Comprehensive Income (Loss).
Financial instruments – credit losses
In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments. This guidance sets forth a current expected credit loss model, which requires measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This guidance replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for annual and interim periods beginning after December 15, 2019 (Q1 2020 for TrueBlue) with early adoption permitted no sooner than Q1 2019. A modified retrospective approach is required for all investments, except debt securities for which an other-than-temporary impairment had been recognized prior to the effective date, which will require a prospective transition approach. We plan to adopt this guidance on the effective date and are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes and systems.
Other
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
NOTE 2:    REVENUE RECOGNITION
The following table presents our revenue disaggregated by major source:

	Year ended		December 30, 2018
(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Consolidated
Revenue from services:
Contingent staffing	$1,522,076	$728,254	$—	$2,250,330
Human resource outsourcing	—	—	248,877	248,877
Total company	$1,522,076	$728,254	$248,877	$2,499,207
NOTE 3:     ACQUISITIONS AND DIVESTITURE
2018 acquisition
Effective June 12, 2018, we acquired all of the outstanding equity interests of TMP Holdings LTD (“TMP”), through PeopleScout, for a cash purchase price of $22.7 million, net of cash acquired of $7.0 million. TMP is a mid-sized recruitment process outsourcing (“RPO”) and employer branding service provider operating in the United Kingdom. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities.
We incurred acquisition and integration-related costs of $2.7 million for the year ended December 30, 2018, which are included in selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) and cash flows from operating activities on the Consolidated Statements of Cash Flows for the year ended December 30, 2018.
The following table reflects our final allocation of the purchase price, net of cash acquired, to the fair value of the assets acquired and liabilities assumed:

(in thousands)	Purchase price allocation
Cash purchase price, net of cash acquired	$22,742
Purchase price allocated as follows:
Accounts receivable	$9,770
Prepaid expenses, deposits and other current assets	337
Property and equipment	435
Customer relationships	6,286
Trade names/trademarks	1,738
Total assets acquired	18,566
Accounts payable and other accrued expenses	9,139
Accrued wages and benefits	1,642
Income tax payable	205
Deferred income tax liability	1,444
Total liabilities assumed	12,430
Net identifiable assets acquired	6,136
Goodwill (1)	16,606
Total consideration allocated	$22,742
(1) Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new clients and future cash flows after the acquisition of TMP, and is non-deductible for income tax purposes.
Intangible assets include identifiable intangible assets for customer relationships and trade names/trademarks. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach.

Page - 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components of identifiable intangible assets, their estimated fair values and useful lives as of June 12, 2018:

(in thousands, except for estimated useful lives, in years)	Estimated fair value	Estimated useful life in years
Customer relationships	$6,286	3,7
Trade names/trademarks	1,738	14
Total acquired identifiable intangible assets	$8,024
The acquired assets and assumed liabilities of TMP are included on our Consolidated Balance Sheet as of December 30, 2018, and the results of its operations and cash flows are reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the period from June 12, 2018 to December 30, 2018. The amount of revenue from TMP included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $31.0 million from the acquisition date to December 30, 2018. The acquisition of TMP was not material to our consolidated results of operations and as such, pro forma financial information was not required.
2018 divestiture
Effective March 12, 2018, we divested substantially all the assets and certain liabilities of PlaneTechs, LLC (“PlaneTechs”) for a purchase price of $11.4 million, of which $8.5 million was paid in cash, and $1.6 million in a note receivable, with monthly principal payments of $0.1 million, which began in April 2018. The outstanding balance is included in prepaid expenses, deposits and other current assets on the Consolidated Balance Sheets. The remaining purchase price balance consists of the preliminary working capital adjustment, which is included in prepaid expenses, deposits and other current assets on the Consolidated Balance Sheets. The company recognized a pre-tax gain on the divestiture of $0.7 million, which is included in interest and other income on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 30, 2018. Fiscal first quarter revenue through the closing date of the divestiture for the PlaneTechs business of $8.0 million was reported in the PeopleManagement reportable segment.
The divestiture of PlaneTechs did not represent a strategic shift with a major effect on the company’s operations and financial results and, therefore was not reported as discontinued operations in the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods presented.
2016 acquisition
Effective January 4, 2016, we acquired certain assets and assumed certain liabilities of the RPO business of Aon Hewitt for a cash purchase price of $72.5 million, net of the final working capital adjustment. We amended our existing credit facility to temporarily increase the borrowing capacity by $30.0 million, which was used to fund the acquisition. The RPO business of Aon Hewitt broadened our PeopleScout RPO services and has been fully integrated into our PeopleScout reportable segment.
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

Page - 56

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

(1)
Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new clients and future cash flows after the acquisition of the RPO business of Aon Hewitt. Goodwill is deductible for income tax purposes over 15 years as of January 4, 2016.

Intangible assets include identifiable intangible assets for customer relationships and developed technologies. We estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach for customer relationships and the cost approach for developed technologies. No residual value was estimated for any of the intangible assets.
The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of January 4, 2016:

(in thousands, except for estimated useful lives, in years)	Estimated fair value	Estimated useful lives in years
Customer relationships	$34,900	9
Technologies	400	3
Total acquired identifiable intangible assets	$35,300
The amount of revenue from the RPO business of Aon Hewitt included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $66.5 million for the period from the acquisition date to January 1, 2017. The acquired operations have been fully integrated with our existing PeopleScout operations.
The acquisition of the RPO business of Aon Hewitt was not material to our consolidated results of operations and as such, pro forma financial information was not required.
NOTE 4:    FAIR VALUE MEASUREMENT
Assets and liabilities measured at fair value on a recurring basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following:

	December 30, 2018
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets:
Cash and cash equivalents	$46,988	$46,988	$—	$—
Restricted cash and cash equivalents	55,462	55,462	—	—
Cash, cash equivalents and restricted cash (1)	$102,450	$102,450	$—	$—

Deferred compensation mutual funds classified as available-for-sale	$23,363	$23,363	$—	$—

Municipal debt securities	$76,690	$—	$76,690	$—
Corporate debt securities	75,432	—	75,432	—
Agency mortgage-backed securities	2,531	—	2,531	—
U.S. government and agency securities	988	—	988	—
Restricted investments classified as held-to-maturity	$155,641	$—	$155,641	$—

	December 31, 2017
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets:
Cash and cash equivalents	$28,780	$28,780	$—	$—
Restricted cash and cash equivalents	45,051	45,051	—	—
Cash, cash equivalents and restricted cash (1)	$73,831	$73,831	$—	$—

Deferred compensation mutual funds classified as available-for-sale	$22,428	$22,428	$—	$—

Municipal debt securities	$83,366	$—	$83,366	$—
Corporate debt securities	83,791	—	83,791	—
Agency mortgage-backed securities	4,062	—	4,062	—
U.S. government and agency securities	1,019	—	1,019	—
Restricted investments classified as held-to-maturity	$172,238	$—	$172,238	$—

(1)	Cash, cash equivalents and restricted cash consist of money market funds, deposits, and investments with original maturities of three months or less.
There were no material transfers between level 1, level 2 and level 3 of the fair value hierarchy during the years ended December 30, 2018 and December 31, 2017.

Page - 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill, finite-lived customer relationships, finite-lived trade names/trademarks intangible assets and indefinite-lived trade names/trademarks intangible assets with a total carrying value of $160.8 million were written down to their fair value of $57.3 million, resulting in an impairment charge of $103.5 million, which was recorded in earnings for the year ended January 1, 2017.
There were no goodwill or intangible asset impairment charges recorded during fiscal 2018 or 2017.
NOTE 5:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	December 30, 2018	December 31, 2017
Cash collateral held by insurance carriers	$24,182	$22,926
Restricted cash and cash equivalents	28,021	16,113
Restricted investments classified as held-to-maturity	156,618	171,752
Deferred compensation mutual funds, classified as available-for-sale	23,363	22,428
Other restricted cash and cash equivalents	3,259	6,012
Total restricted cash and investments	$235,443	$239,231
Held-to-maturity
Restricted cash and investments include collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in debt and asset-backed securities. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”).
The amortized cost and estimated fair value of our held-to-maturity investments held in trust, aggregated by investment category as of December 30, 2018 and December 31, 2017, were as follows:

	December 30, 2018
(in thousands)	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Municipal debt securities	$76,750	$456	$(516)	$76,690
Corporate debt securities	76,310	30	(908)	75,432
Agency mortgage-backed securities	2,559	5	(33)	2,531
U.S. government and agency securities	999	—	(11)	988
	$156,618	$491	$(1,468)	$155,641

	December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Municipal debt securities	$82,770	$974	$(378)	$83,366
Corporate debt securities	83,916	309	(434)	83,791
Agency mortgage-backed securities	4,066	22	(26)	4,062
U.S. government and agency securities	1,000	19	—	1,019
	$171,752	$1,324	$(838)	$172,238

Page - 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value and gross unrealized losses of all investments classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 30, 2018 and December 31, 2017, were as follows:

	December 30, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$12,803	$(74)	$22,638	$(442)	$35,441	$(516)
Corporate debt securities	22,567	(277)	44,463	(631)	67,030	(908)
Agency mortgage-backed securities	385	—	1,375	(33)	1,760	(33)
U.S. government and agency securities	988	(11)	—	—	988	(11)
Total held-to-maturity investments	$36,743	$(362)	$68,476	$(1,106)	$105,219	$(1,468)

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$23,078	$(124)	$9,631	$(254)	$32,709	$(378)
Corporate debt securities	48,952	(311)	10,081	(123)	59,033	(434)
Agency mortgage-backed securities	1,362	(10)	888	(16)	2,250	(26)
Total held-to-maturity investments	$73,392	$(445)	$20,600	$(393)	$93,992	$(838)
The total number of held-to-maturity securities that had unrealized losses as of December 30, 2018 and December 31, 2017 were 93 and 83, respectively. The unrealized losses were the result of interest rate increases. Since the decline in estimated fair value is attributable to changes in interest rates and not credit quality, and the company has the intent and ability to hold these debt securities until recovery of amortized cost or maturity, the company does not consider these investments other than temporarily impaired.
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	December 30, 2018
(in thousands)	Amortized cost	Fair value
Due in one year or less	$27,158	$27,014
Due after one year through five years	86,606	86,107
Due after five years through ten years	42,854	42,520
	$156,618	$155,641
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Available-for-sale
We hold mutual funds classified as available-for-sale to support our deferred compensation liability. Unrealized losses of $3.4 million, related to equity investments still held at December 30, 2018, were included in selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 30, 2018.
NOTE 6:    PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following:

(in thousands)	December 30, 2018	December 31, 2017
Buildings and land	$41,300	$37,672
Computers and software	154,724	149,835
Furniture and equipment	16,632	15,527
Construction in progress	8,350	7,157
Gross property and equipment	221,006	210,191
Less accumulated depreciation	(163,335)	(150,028)
Property and equipment, net	$57,671	$60,163
Capitalized software costs, net of accumulated depreciation, were $19.4 million and $21.9 million as of December 30, 2018 and December 31, 2017, respectively, excluding amounts in construction in progress. Construction in progress consists primarily of purchased and internally-developed software.
Depreciation expense of property and equipment totaled $20.3 million, $24.7 million and $21.6 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

Page - 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Total company
Balance at January 1, 2017
Goodwill before impairment	$106,304	$100,146	$129,852	$336,302
Accumulated impairment loss	(46,210)	(50,700)	(15,169)	(112,079)
Goodwill, net	60,094	49,446	114,683	224,223

Foreign currency translation	—	—	2,471	2,471

Balance at December 31, 2017
Goodwill before impairment	106,304	100,146	132,323	338,773
Accumulated impairment loss	(46,210)	(50,700)	(15,169)	(112,079)
Goodwill, net	60,094	49,446	117,154	226,694

Divested goodwill before impairment (1)	—	(19,054)	—	(19,054)
Divested accumulated impairment loss (1)	—	17,000	—	17,000
Acquired goodwill (2)	—	—	16,606	16,606
Foreign currency translation	—	—	(3,959)	(3,959)

Balance at December 30, 2018
Goodwill before impairment	106,304	81,092	144,970	332,366
Accumulated impairment loss	(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net	$60,094	$47,392	$129,801	$237,287

(1)
Effective March 12, 2018, we entered divested our PlaneTechs business. As a result of this divestiture, we eliminated the remaining goodwill balance of the PlaneTechs business, which was a part of our PeopleManagement reportable segment. For additional information, see Note 3: Acquisitions and Divestiture.

(2)
Effective June 12, 2018, we acquired TMP Holdings LTD, through PeopleScout. Accordingly, the goodwill associated with the acquisition has been assigned to our PeopleScout reportable segment based on our final purchase price allocation. For additional information, see Note 3: Acquisitions and Divestiture.

Page - 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	December 30, 2018			December 31, 2017
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$153,704	$(70,887)	$82,817	$148,114	$(53,801)	$94,313
Trade names/trademarks	2,580	(1,069)	1,511	4,149	(3,736)	413
Non-compete agreements	—	—	—	1,400	(1,377)	23
Technologies	9,800	(8,720)	1,080	17,500	(13,588)	3,912
Total finite-lived intangible assets	$166,084	$(80,676)	$85,408	$171,163	$(72,502)	$98,661

(1)	Excludes assets that are fully amortized.
Finite-lived intangible assets include customer relationships and trade names/trademarks of $6.3 million and $1.7 million, respectively, as of the acquisition date, based on our final purchase price allocation relating to our acquisition of TMP Holdings LTD. For additional information, see Note 3: Acquisitions and Divestiture.
Amortization expense of our finite-lived intangible assets was $20.8 million, $21.4 million and $25.1 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of December 30, 2018:

(in thousands)
2019	$18,986
2020	17,354
2021	14,049
2022	13,201
2023	11,593
Thereafter	10,225
Total future amortization	$85,408
Indefinite-lived intangible assets
We also held indefinite-lived trade names/trademarks of $6.0 million as of December 30, 2018 and December 31, 2017.
Impairments
There were no goodwill or intangible asset impairment charges recorded during fiscal 2018 or 2017.
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

Page - 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of our test we recorded a goodwill impairment charge of $65.9 million relating to the Staff Management, PlaneTechs and hrX reporting units as follows:

•
Staff Management: In April 2016, we were notified by our former largest client of its plans to reduce the use of contingent labor and realign its contingent labor vendors for warehousing. Our former largest client announced it would be reducing the use of our services for its warehouse fulfillment centers in the United States and focusing our services on its planned expansion of distribution service sites to a national network for delivery direct to the client.

◦
Goodwill impairment - We estimated that the change in scope of our services would decrease revenues by approximately $125 million compared to the prior year. As a result, we lowered our future expectations, which resulted in a goodwill impairment charge of $33.7 million.

◦
Intangible asset impairment - The significant decrease in scope of services by our former largest client required us to lower our future expectations, which was the primary trigger of an impairment charge to our acquired customer relationships intangible asset of $28.9 million and indefinite-lived intangible assets trade name of $4.5 million. Considerable management judgment was necessary to determine key assumptions, including projected revenue, royalty rates, and an appropriate discount rate of 13.0% for the customer relationships intangibles asset and 17.0% for the indefinite-lived trade-name. In addition, we utilized the relief from royalty method to determine the fair value of Staff Management’s indefinite-lived trade name using a royalty rate of 10.0%.

•
PlaneTechs: Revenue declined significantly compared to fiscal 2015 as large projects were completed for a major aviation client and its supply chain and anticipated projects did not occur to the extent expected. PlaneTechs had been diversifying from providing services to one primary client without offsetting growth in the broader aviation and transportation marketplace. As a result of significantly underperforming against expectations and increased future uncertainty, we lowered our future expectations, which resulted in a goodwill impairment charge of $17.0 million.

•
hrX: Sales of this service line included our internally developed applicant tracking software (“ATS”). ATS sales and prospects underperformed against our expectations. As a result of underperforming against our expectations and increased future uncertainty in client demand, we lowered our future expectations, which resulted in a goodwill impairment charge of $15.2 million. Note, our PeopleScout and hrX service lines were combined during fiscal 2016 and now represent a single operating segment (PeopleScout).

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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 2.0% and 1.8% at December 30, 2018 and December 31, 2017, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years at December 30, 2018.

Page - 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented as follows:

(in thousands)	December 30, 2018	December 31, 2017
Undiscounted workers’ compensation reserve	$284,625	$293,600
Less discount on workers’ compensation reserve	18,179	19,277
Workers’ compensation reserve, net of discount	266,446	274,323
Less current portion	76,421	77,218
Long-term portion	$190,025	$197,105
Payments made against self-insured claims were $64.7 million, $66.8 million and $73.6 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 30, 2018 and December 31, 2017, the weighted average rate was 2.9% and 2.5%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims was $48.2 million and $48.8 million as of December 30, 2018 and December 31, 2017, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $44.9 million and $45.0 million as of December 30, 2018 and December 31, 2017, respectively, and are included in other assets, net on the accompanying Consolidated Balance Sheets.
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
The table below presents the estimated future payout of our discounted workers’ compensation claims reserve for the next five years and thereafter as of December 30, 2018:

(in thousands)
2019	$76,421
2020	41,654
2021	23,690
2022	15,236
2023	10,309
Thereafter	50,907
Sub-total	218,217
Excess claims (1)	48,229
Total	$266,446

(1)	Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.

Page - 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Workers’ compensation expense consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation expense of $69.2 million, $83.7 million and $94.0 million was recorded in cost of services for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
NOTE 9:    LONG-TERM DEBT
The components of our borrowings were as follows:

(in thousands)	December 30, 2018	December 31, 2017
Revolving Credit Facility	$80,000	$95,900
Term Loan	—	22,856
Total debt	80,000	118,756
Less current portion	—	2,267
Long-term debt, less current portion	$80,000	$116,489
Revolving credit facility
On July 13, 2018, we entered into a credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. (“Revolving Credit Facility”). The agreement provides for a revolving line of credit of up to $300 million with an option, subject to lender approval, to increase the amount to $450 million, and matures in five years. At December 30, 2018, $80.0 million was utilized as a draw on the facility and $6.9 million was utilized by outstanding standby letters of credit, leaving $213.1 million available under the Revolving Credit Facility for additional borrowings.
Under the terms of the agreement, we pay a variable rate of interest on funds borrowed based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread between 1.25% and 2.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25% and 1.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the credit agreement. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. At December 30, 2018, the applicable spread on LIBOR was 1.50% and the weighted average index rate was 2.46%, resulting in a weighted average interest rate of 3.96%.
A commitment fee between 0.250% and 0.375% is applied against the Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio, as defined in the credit agreement. Letters of credit are priced at a margin between 1.00% and 2.25%, plus a fronting fee of 0.50%. Obligations under the agreement are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the credit agreement. We are currently in compliance with all covenants related to the Revolving Credit Facility.
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

Page - 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	December 30, 2018	December 31, 2017
Cash collateral held by workers’ compensation insurance carriers	$22,264	$22,148
Cash and cash equivalents held in Trust	28,021	16,113
Investments held in Trust	156,618	171,752
Letters of credit (1)	6,691	7,748
Surety bonds (2)	21,881	19,829
Total collateral commitments	$235,475	$237,590

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Operating leases
We have contractual commitments in the form of operating leases related to office space and equipment. Future non-cancelable minimum lease payments under our operating lease commitments as of December 30, 2018 are as follows for each of the next five years and thereafter:

(in thousands)
2019	$8,337
2020	7,192
2021	4,990
2022	2,442
2023	1,324
Thereafter	699
Total future non-cancelable minimum lease payments	$24,984
Operating leases are generally renewed in the normal course of business, and most of the options are negotiated at the time of renewal. However, for the majority of our office space leases, we have the right to cancel the lease, typically within 90 days of notification. Accordingly, we have not included the leases with these cancellation provisions in our disclosure of future minimum lease payments. Total rent expense for fiscal 2018, 2017 and 2016 was $27.3 million, $25.9 million and $26.5 million, respectively.
Purchase obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty. We had $28.0 million of purchase obligations as of December 30, 2018, of which $14.7 million are expected to be paid in 2019.
Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our financial statements reflect the probable loss that can be reasonably estimated. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.
NOTE 11:    SHAREHOLDERS’ EQUITY
Common stock
On September 15, 2017, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. During the year ended December 30, 2018, we used $34.8 million under this program to repurchase shares at an average share price of $25.40.

Page - 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.7 million and 0.8 million shares as of December 30, 2018 and December 31, 2017, respectively.
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
Performance share units have been granted to executive officers and certain key employees. Commencing in 2017, vesting of the performance share units is contingent upon the achievement of return on equity goals at the end of each three-year performance period, previously vesting was contingent upon the achievement of revenue and profitability growth goals. Each performance share unit is equivalent to one share of common stock. Compensation expense is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period for the performance share units which are expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.
Restricted and unrestricted stock awards and performance share units activity for the year ended December 30, 2018, was as follows:

(shares in thousands)	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,321	$23.50
Granted	719	$26.87
Vested	(428)	$24.29
Forfeited	(296)	$23.01
Non-vested at the end of the period	1,316	$26.05
The weighted average grant-date price of restricted and unrestricted stock awards and performance share units granted during the years 2018, 2017 and 2016 was $26.87, $25.45 and $21.53, respectively. As of December 30, 2018, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $12.6 million, which is estimated to be recognized over a weighted average period of 1.7 years. As of December 30, 2018, total unrecognized stock-based compensation expense related to performance share units was approximately $3.8 million, which is estimated to be recognized over a weighted average period of 1.8 years. The total fair value of restricted shares vested during fiscal 2018, 2017 and 2016 was $9.9 million, $6.9 million and $6.6 million, respectively. No performance shares vested during fiscal 2018. The total fair value of performance shares vested during fiscal 2017 and 2016 was $2.9 million and $3.3 million, respectively.
Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven years from the date of grant. We had no stock option activity for fiscal 2018 and de minimis activity for fiscal 2017 and 2016.

Page - 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes transactions under our ESPP from fiscal 2018, 2017 and 2016:

(shares in thousands)		Shares	Average price per share
Issued during fiscal	2018	68	$22.17
Issued during fiscal	2017	72	$20.43
Issued during fiscal	2016	87	$17.51
Stock-based compensation expense
Total stock-based compensation expense for fiscal years 2018, 2017 and 2016, which is included in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), was $13.9 million, $7.7 million and $9.4 million, respectively. The related tax benefit was $2.9 million, $2.7 million and $3.3 million for fiscal 2018, 2017 and 2016, respectively.
NOTE 13:    DEFINED CONTRIBUTION PLANS
We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $25.4 million and $24.1 million as of December 30, 2018 and December 31, 2017, respectively. The expense for our qualified and non-qualified deferred compensation plans, including our discretionary matching contributions, totaled $5.3 million, $6.1 million and $2.8 million for fiscal 2018, 2017 and 2016, respectively, and is recorded in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 14:	INCOME TAXES
The provision for income taxes is comprised of the following:

	Years ended
(in thousands)	2018	2017	2016
Current taxes:
Federal	$5,088	$12,134	$12,082
State	5,208	3,979	5,448
Foreign	1,542	3,545	2,677
Total current taxes	11,838	19,658	20,207
Deferred taxes:
Federal	(1,283)	3,645	(20,693)
State	120	(195)	(4,064)
Foreign	(766)	(1,014)	(539)
Total deferred taxes	(1,929)	2,436	(25,296)
Provision for income taxes	$9,909	$22,094	$(5,089)

Page - 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Years ended
(in thousands, except percentages)	2018	%	2017	%	2016	%
Income tax expense (benefit) based on statutory rate	$15,889	21.0%	$27,140	35.0%	$(7,119)	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	3,826	5.1	2,667	3.4	1,373	(6.8)
Tax credits, net	(12,303)	(16.3)	(9,964)	(12.9)	(17,141)	84.3
Transition to the U.S. Tax Cuts and Job Act	(194)	(0.3)	2,466	3.2	—	—
Non-deductible goodwill impairment charge	—	—	—	—	17,694	(87.0)
Non-deductible/non-taxable items	1,191	1.6	1,157	1.5	630	(3.1)
Foreign taxes	735	1.0	(342)	(0.4)	993	(4.8)
Other, net	765	1.0	(1,030)	(1.3)	(1,519)	7.4
Total taxes on income (loss)	$9,909	13.1%	$22,094	28.5%	$(5,089)	25.0%
Our effective tax rate for fiscal 2018 was 13.1%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit (“WOTC”). This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. During fiscal 2018, we recognized $1.1 million of tax benefits from prior year WOTC. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate of 13.1% result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of stock-based compensation.
On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). For the year ended December 30, 2018, we completed accounting for the Tax Act by recording immaterial adjustments to our transition tax and revaluation of net deferred tax assets at December 31, 2017. We also determined that unremitted earnings of our foreign subsidiaries should no longer remain subject to an indefinite reinvestment assertion and recorded a $0.4 million deferred tax liability related to foreign withholding taxes.
U.S. and international components of income (loss) before tax expense (benefit) was as follows:

	Years ended
(in thousands)	2018	2017	2016
U.S.	$73,051	$69,119	$(8,221)
International	2,612	8,431	(12,119)
Income (loss) before tax expense (benefit)	$75,663	$77,550	$(20,340)

Page - 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 30, 2018	December 31, 2017
Deferred tax assets:
Allowance for doubtful accounts	$1,049	$876
Workers’ compensation	4,162	1,420
Accounts payable and other accrued expenses	3,957	4,000
Net operating loss carryforwards	2,103	2,388
Tax credit carryforwards	1,562	1,615
Accrued wages and benefits	7,016	4,644
Deferred compensation	5,438	4,484
Other	636	841
Total	25,923	20,268
Valuation allowance	(2,079)	(2,508)
Total deferred tax asset, net of valuation allowance	23,844	17,760
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(2,054)	(2,096)
Depreciation and amortization	(17,402)	(11,881)
Total deferred tax liabilities	(19,456)	(13,977)
Net deferred tax asset, end of year	$4,388	$3,783
Deferred taxes related to our foreign currency translation were de minimis for fiscal 2018, 2017 and 2016.
The following table summarizes our net operating losses (“NOLs”) and credit carryforwards along with their respective valuation allowance as of December 30, 2018:

(in thousands)	Carryover tax benefit	Valuation allowance	Expected benefit	Year expiration begins
Year-end tax attributes:
State NOLs	$1,373	$—	$1,373	Various
Foreign NOLs	730	(730)	—	Various
California Enterprise Zone credits	1,562	(1,349)	213	2023
Total	$3,665	$(2,079)	$1,586
As of December 30, 2018, our liability for unrecognized tax benefits was $2.2 million. If recognized, $1.7 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the year ended December 30, 2018. This liability is recorded in other non-current liabilities on our Consolidated Balance Sheets. In general, the tax years 2015 through 2017 remain open to examination by the major taxing jurisdictions where we conduct business.
The following table summarizes the activity related to our unrecognized tax benefits:

	Years ended
(in thousands)	2018	2017	2016
Balance, beginning of fiscal year	$2,210	$2,242	$2,195
Increases for tax positions related to the current year	377	356	348
Reductions due to lapsed statute of limitations	(397)	(388)	(301)
Balance, end of fiscal year	$2,190	$2,210	$2,242

Page - 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize interest and penalties related to unrecognized tax benefits within income tax expense on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. Related to the unrecognized tax benefits noted above, we accrued a de minimis amount for interest and penalties during fiscal 2018 and, in total, as of December 30, 2018, have recognized a liability for penalties of $0.2 million and interest of $1.0 million.

NOTE 15:	NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Years ended
(in thousands, except per share data)	2018	2017	2016
Net income (loss)	$65,754	$55,456	$(15,251)

Weighted average number of common shares used in basic net income (loss) per common share	39,985	41,202	41,648
Dilutive effect of non-vested restricted stock	290	239	—
Weighted average number of common shares used in diluted net income (loss) per common share	40,275	41,441	41,648
Net income (loss) per common share:
Basic	$1.64	$1.35	$(0.37)
Diluted	$1.63	$1.34	$(0.37)

Anti-dilutive shares	538	418	—

NOTE 16:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balance of each component of accumulated other comprehensive loss during the reporting periods were as follows:

	Years ended
	December 30, 2018			December 31, 2017
(in thousands)	Foreign currency translation adjustment, net of tax (2)	Unrealized gain on investments, net of tax (1)	Total other comprehensive (loss), net of tax	Foreign currency translation adjustment, net of tax (2)	Unrealized gain on investments, net of tax (1)	Total other comprehensive income (loss), net of tax
Balance at beginning of period	$(8,329)	$1,525	$(6,804)	$(11,684)	$251	$(11,433)
Current period other comprehensive income (loss)	(6,320)	—	(6,320)	3,355	1,274	4,629
Change in accounting standard cumulative-effect adjustment (3)	—	(1,525)	(1,525)	—	—	—
Balance at end of period	$(14,649)	$—	$(14,649)	$(8,329)	$1,525	$(6,804)

(1)
Consisted of deferred compensation plan accounts, comprised of mutual funds classified as available-for-sale securities, prior to our adoption of the new accounting standard for equity investments in the fiscal first quarter of 2018. The tax impact on the unrealized gain on available-for-sale securities was de minimis for the year ended December 31, 2017.

(2)	The tax impact on foreign currency translation adjustments for fiscal years 2018 and 2017 was de minimis.

(3)
As a result of our adoption of the new accounting standard for equity investments, $1.5 million in unrealized gains, net of tax on available-for-sale equity securities were reclassified from accumulated other comprehensive loss to retained earnings as of the beginning of fiscal 2018. There were no material reclassifications out of accumulated other comprehensive loss during the year ended December 31, 2017. For additional information, see Note 1: Summary of Significant Accounting Policies.

NOTE 17:    SEGMENT INFORMATION
Our operating segments are based on the organizational structure for which financial results are regularly reviewed by our chief operating decision-maker, our Chief Executive Officer, to determine resource allocation and assess performance. Our operating segments, also referred to as service lines, and reportable segments are described below:

Page - 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Effective March 12, 2018, we divested the PlaneTechs business within our PeopleManagement reportable segment. For additional information, see Note 3: Acquisitions and Divestiture.
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
Effective June 12, 2018, we acquired TMP through PeopleScout. Accordingly, the results associated with the acquisition are included in our PeopleScout operating segment. TMP is a mid-sized RPO and employer branding service provider operating in the United Kingdom which is the second largest RPO market in the world. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities. For additional information, see Note 3: Acquisitions and Divestiture.
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
The following table presents a reconciliation of segment revenue from services to total company revenue:

	Years ended
(in thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Revenue from services:
PeopleReady	$1,522,076	$1,511,360	$1,629,455
PeopleManagement	728,254	807,273	940,453
PeopleScout	248,877	190,138	180,732
Total company	$2,499,207	$2,508,771	$2,750,640

Page - 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment profit to income before tax expense:

	Years ended
(in thousands)	December 30, 2018	December 31, 2017	January 1, 2017
Segment profit:
PeopleReady	$85,998	$79,044	$109,063
PeopleManagement	21,627	27,216	27,557
PeopleScout	47,383	39,354	34,285
	155,008	145,614	170,905
Corporate unallocated	(26,066)	(20,968)	(23,583)
Goodwill and intangible asset impairment charge	—	—	(103,544)
Work Opportunity Tax Credit processing fees	(985)	(805)	(1,858)
Acquisition/integration costs	(2,672)	—	(6,654)
Other costs	(10,317)	(162)	(5,569)
Depreciation and amortization	(41,049)	(46,115)	(46,692)
Income (loss) from operations	73,919	77,564	(16,995)
Interest and other income (expense), net	1,744	(14)	(3,345)
Income (loss) before tax expense (benefit)	$75,663	$77,550	$(20,340)
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.
Our international operations are primarily in Canada, Australia and the United Kingdom. Revenue by region was as follows:

	Years ended
(in thousands, except percentages)	2018	%	2017	%	2016	%
United States	$2,369,024	94.8%	$2,387,992	95.2%	$2,644,414	96.1%
International operations	130,183	5.2	120,779	4.8	106,226	3.9
Total revenue from services	$2,499,207	100.0%	$2,508,771	100.0%	$2,750,640	100.0%
No single client represented more than 10% of total company revenue for fiscal 2018, 2017 or 2016. Client concentration for our reportable segments is as follows:

•	No single client represented more than 10.0% of our PeopleReady reportable segment revenue for fiscal 2018, 2017, or 2016.

•
No single client represented more than 10.0% of our PeopleManagement reportable segment revenue for fiscal 2018, or 2017. One client represented 18.2% of our PeopleManagement reportable segment revenue for fiscal 2016.

•
One client represented 13.3% of our PeopleScout reportable segment revenue for fiscal 2018, two clients represented 14.4% and 10.1%, respectively for fiscal 2017 and 12.8% and 10.0%, respectively for fiscal 2016.

Net property and equipment located in international operations was approximately 7.3% and 9.1% of total property and equipment as of December 30, 2018 and December 31, 2017, respectively.

Page - 72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)	First	Second	Third	Fourth
2018
Revenue from services	$554,388	$614,301	$680,371	$650,147
Cost of services	411,120	448,717	496,053	477,717
Gross profit	143,268	165,584	184,318	172,430
Selling, general and administrative expense	125,763	134,207	145,382	145,280
Depreciation and amortization	10,090	10,101	10,586	10,272
Income from operations	7,415	21,276	28,350	16,878
Interest expense	(890)	(1,355)	(1,357)	(1,279)
Interest and other income	3,094	387	1,017	2,127
Interest and other income (expense), net	2,204	(968)	(340)	848
Income before tax expense	9,619	20,308	28,010	17,726
Income tax expense	864	2,576	3,630	2,839
Net income	$8,755	$17,732	$24,380	$14,887
Net income per common share:
Basic	$0.22	$0.44	$0.61	$0.38
Diluted	$0.22	$0.44	$0.61	$0.37

2017
Revenue from services	$568,244	$610,122	$660,780	$669,625
Cost of services	428,815	454,842	488,761	501,880
Gross profit	139,429	155,280	172,019	167,745
Selling, general and administrative expense	121,844	124,754	131,552	132,644
Depreciation and amortization	11,174	12,287	11,189	11,465
Income from operations	6,411	18,239	29,278	23,636
Interest expense	(1,232)	(1,296)	(1,365)	(1,601)
Interest and other income	1,306	1,451	1,146	1,577
Interest and other income (expense), net	74	155	(219)	(24)
Income before tax expense	6,485	18,394	29,059	23,612
Income tax expense	1,811	5,260	7,838	7,185
Net income	$4,674	$13,134	$21,221	$16,427
Net income per common share:
Basic	$0.11	$0.32	$0.52	$0.41
Diluted	$0.11	$0.31	$0.51	$0.40

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Page - 73

Item 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 30, 2018.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2018. Our internal control over financial reporting as of December 30, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
There were no material changes in our internal control over financial reporting during the quarter and fiscal year ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue Inc.
Tacoma, Washington
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TrueBlue, Inc., and subsidiaries (the “Company”) as of December 30, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2018 of the Company and our report dated February 22, 2019 expressed an unqualified opinion on those financial statements and financial statement schedule.
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

/s/ Deloitte & Touche LLP

Seattle, Washington
February 22, 2019

Page - 75

Item 9B.	OTHER INFORMATION
None

Page - 76

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2019 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 30, 2018, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to the company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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
Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Years 2018 and 2017” in our Proxy Statement, and is incorporated herein by this reference thereto.

Page - 77

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as a part of this 10-K:
1.    Financial statements
Financial statements can be found under Item 8 of Part II of this Form 10-K.
2.    Financial statement schedules
Financial statement Schedule II can be found on the following page.
3.    Exhibits
The exhibits are listed in the Index to Exhibits, which appears immediately following the financial statement schedules.

Page - 78

FINANCIAL STATEMENT SCHEDULES
Schedule II, Valuation and Qualifying Accounts
Allowance for doubtful accounts activity was as follows:

(in thousands)	2018	2017	2016
Balance, beginning of the year	$4,344	$5,160	$5,902
Charged to expense	9,785	6,903	8,171
Write-offs	(9,103)	(7,719)	(8,913)
Balance, end of year	$5,026	$4,344	$5,160
Insurance receivable valuation allowance activity was as follows:

(in thousands)	2018	2017	2016
Balance, beginning of the year	$3,778	$4,019	$3,874
Charged to expense	120	1,153	207
Release of allowance	(584)	(1,394)	(62)
Balance, end of year	$3,314	$3,778	$4,019
Income tax valuation allowance activity was as follows:

(in thousands)	2018	2017	2016
Balance, beginning of the year	$2,508	$2,266	$3,227
Charged to expense	—	2	579
Transition to the U.S. Tax Cuts and Jobs Act	—	240	—
Release of allowance	(429)	—	(1,540)
Balance, end of year	$2,079	$2,508	$2,266

Page - 79

INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1
Assumption and Novation Agreement among TrueBlue, Inc. and Lumbermen’s Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004.
			10-K	001-14543	03/11/2005

10.2	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004.		10-K	001-14543	03/11/2005

10.3*	Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated August 3, 2005.		8-K	001-14543	08/09/2005

10.4*	First Amendment to the Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated December 31, 2006.		10-Q	001-14543	05/04/2007

10.5*	Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated December 31, 2006.		10-Q	001-14543	05/04/2007

10.6*	Form Executive Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, and Patrick Beharelle.		10-Q	001-14543	05/04/2007

10.7*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, and Patrick Beharelle.		10-Q	001-14543	05/04/2007

10.8*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Steven C. Cooper, Jim E. Defebaugh, Derrek L. Gafford, and Patrick Beharelle.		10-Q	001-14543	05/04/2007

10.9*	Amended and Restated Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, dated November 16, 2009.		8-K	001-14543	11/19/2009

10.10*	Equity Retainer And Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010.		S-8	333-164614	02/01/2010

10.11	2010 Employee Stock Purchase Plan.		S-8	333-167770	06/25/2010

10.12*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan.		10-K	001-14543	02/22/2012

10.13*	Amended and Restated 2005 Long-Term Equity Incentive Plan.		S-8	333-190220	07/29/2013

10.14*	Executive Employment Agreement between TrueBlue, Inc. and Patrick Beharelle, effective June 30, 2014.		10-K	001-14543	02/22/2016

10.15*	Amended and Restated Executive Employment Agreement between TrueBlue, Inc. and Steven C. Cooper, effective October 21, 2015.		10-K	001-14543	02/22/2016

10.16*	TrueBlue 2016 Omnibus Incentive Plan		S-8	333-211737	06/01/2016

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

10.17	Credit agreement by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., Key Bank, HSBC and TrueBlue, Inc. dated as of July 13, 2018.		8-K	001-14543	07/16/2018

10.18*	Executive Employment Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.19*	First Amendment to Change-in-Control Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.20*	First Amendment to Non-Competition Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

21.1	Subsidiaries of TrueBlue, Inc.	X	—	—	—

23.1	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm.	X	—	—	—

31.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

32.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

101.INS	XBRL Instance Document.	X	—	—	—

101.SCH	XBRL Taxonomy Extension Schema.	X	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X	—	—	—

Page - 80

*	Indicates a management contract or compensatory plan or arrangement
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

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	2/22/2019
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	2/22/2019
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	2/22/2019
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A. Patrick Beharelle	2/22/2019	/s/ Steven C. Cooper	2/22/2019
Signature	Date	Signature	Date
A. Patrick Beharelle, Director, President and Chief Executive Officer		Steven C. Cooper, Chairman of the Board

/s/ Colleen B. Brown	2/22/2019	/s/ William C. Goings	2/22/2019
Signature	Date	Signature	Date
Colleen B. Brown, Director		William C. Goings, Director

/s/ Kim Harris Jones	2/22/2019	/s/ Stephen M. Robb	2/22/2019
Signature	Date	Signature	Date
Kim Harris Jones, Director		Stephen M. Robb, Director

/s/ Jeffrey B. Sakaguchi	2/22/2019	/s/ Bonnie W. Soodik	2/22/2019
Signature	Date	Signature	Date
Jeffrey B. Sakaguchi, Director		Bonnie W. Soodik, Director

/s/ Kristi A. Savacool	2/22/2019
Signature	Date
Kristi A. Savacool, Director

Page - 82