Form 10-Q
period 2019-03-31
TrueBlue, Inc.
filed 2019-04-29
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2019, there were 40,152,708 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	March 31, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,328	$46,988
Accounts receivable, net of allowance for doubtful accounts of $4,832 and $5,026	327,038	355,373
Prepaid expenses, deposits and other current assets	24,291	22,141
Income tax receivable	8,329	5,325
Total current assets	385,986	429,827
Property and equipment, net	57,898	57,671
Restricted cash and investments	229,743	235,443
Deferred income taxes, net	1,177	4,388
Goodwill	238,006	237,287
Intangible assets, net	86,541	91,408
Operating lease right-of-use assets	38,717	—
Workers’ compensation claims receivable, net	45,694	44,915
Other assets, net	16,254	13,905
Total assets	$1,100,016	$1,114,844
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$51,420	$62,045
Accrued wages and benefits	66,832	77,098
Current portion of workers’ compensation claims reserve	74,073	76,421
Operating lease current liabilities	14,638	—
Other current liabilities	8,358	9,962
Total current liabilities	215,321	225,526
Workers’ compensation claims reserve, less current portion	187,993	190,025
Long-term debt, less current portion	42,200	80,000
Long-term deferred compensation liabilities	25,023	21,747
Operating lease long-term liabilities	26,723	—
Other long-term liabilities	4,469	6,107
Total liabilities	501,729	523,405

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,152 and 40,054 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(13,323)	(14,649)
Retained earnings	611,609	606,087
Total shareholders’ equity	598,287	591,439
Total liabilities and shareholders’ equity	$1,100,016	$1,114,844
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Thirteen weeks ended
(in thousands, except per share data)	March 31, 2019	April 1, 2018
Revenue from services	$552,352	$554,388
Cost of services	403,976	411,120
Gross profit	148,376	143,268
Selling, general and administrative expense	129,661	125,763
Depreciation and amortization	9,952	10,090
Income from operations	8,763	7,415
Interest expense	(722)	(890)
Interest and other income	1,275	3,094
Interest and other income (expense), net	553	2,204
Income before tax expense	9,316	9,619
Income tax expense	1,040	864
Net income	$8,276	$8,755

Net income per common share:
Basic	$0.21	$0.22
Diluted	$0.21	$0.22

Weighted average shares outstanding:
Basic	39,366	40,443
Diluted	39,735	40,694

Other comprehensive income:
Foreign currency translation adjustment	$1,326	$(1,384)
Comprehensive income	$9,602	$7,371
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(in thousands)	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net income	$8,276	$8,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,952	10,090
Provision for doubtful accounts	1,778	2,209
Stock-based compensation	3,606	3,409
Deferred income taxes	3,209	1,370
Non-cash lease expense	3,565	—
Other operating activities	(1,841)	(572)
Changes in operating assets and liabilities:
Accounts receivable	26,558	42,679
Income tax receivable	(3,645)	(2,842)
Other assets	(5,274)	(1,964)
Accounts payable and other accrued expenses	(9,878)	(5,232)
Accrued wages and benefits	(10,266)	(10,125)
Workers’ compensation claims reserve	(4,380)	(4,579)
Operating lease liabilities	(3,414)	—
Other liabilities	3,268	1,637
Net cash provided by operating activities	21,514	44,835
Cash flows from investing activities:
Capital expenditures	(5,862)	(1,911)
Divestiture of business	—	8,500
Purchases of restricted investments	(3,070)	(3,299)
Maturities of restricted investments	10,337	6,417
Net cash provided by investing activities	1,405	9,707
Cash flows from financing activities:
Purchases and retirement of common stock	(5,303)	—
Net proceeds from employee stock purchase plans	380	395
Common stock repurchases for taxes upon vesting of restricted stock	(1,438)	(2,086)
Net change in revolving credit facility	(37,800)	(46,301)
Payments on debt	—	(567)
Other	(69)	—
Net cash used in financing activities	(44,230)	(48,559)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	314	(760)
Net change in cash, cash equivalents and restricted cash	(20,997)	5,223
Cash, cash equivalents and restricted cash, beginning of period	102,450	73,831
Cash, cash equivalents and restricted cash, end of period	$81,453	$79,054
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$667	$827
Income taxes	1,448	2,342
Operating lease liabilities	4,344	—
Non-cash transactions:
Property and equipment purchased but not yet paid	807	581
Divestiture non-cash consideration	—	1,957
Right-of-use assets obtained in exchange for new operating lease liabilities	4,698	—
See accompanying notes to consolidated financial statements

Page - 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial statement preparation
The accompanying unaudited consolidated financial statements (“financial statements”) of TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us,” and “our”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial statements for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial statements.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The results of operations for the thirteen weeks ended March 31, 2019, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.
Reclassifications
Certain immaterial prior year amounts have been reclassified within current liabilities on our Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to current year presentation.
Leases
We conduct our branch office operations from leased locations. We also lease office spaces for our centralized support functions, vehicles and equipment. Many leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. The variable portion of these lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expense in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income. The terms of our lease agreements generally range from three to five years, some containing options to renew or cancel. We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing.
Operating leases are included in operating lease right-of-use assets and operating lease current and long-term liabilities on our Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term, and is included in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income.
Financing leases are included in property and equipment, net, other current liabilities, and other long-term liabilities on our Consolidated Balance Sheets. Lease expense for financing leases is recognized as depreciation of the right-of-use asset and interest expense.
Lease right-of-use assets and lease liabilities are measured using the present value of future minimum lease payments over the lease term at commencement date. The right-of-use asset also includes any lease payments made on or before the commencement date of the lease, less any lease incentives received. As the rate implicit in the lease is not readily determinable in our leases, we use our incremental borrowing rates based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rates used are estimated based on what we would be required to pay for a collateralized loan over a similar term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component.
For leases with an initial non-cancelable lease term of less than one year and no option to purchase, we have elected not to recognize the lease on our Consolidated Balance Sheets and instead recognize rent payments on a straight-line basis over the lease term in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income. In addition, for those leases where the right to cancel the lease is available to both TrueBlue (as the lessee) and the lessor, the lease term is the initial non-cancelable period plus the notice period, which is typically 90 days, and not greater than one year.

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently adopted accounting standards
Intangibles-goodwill and other-internal-use software
In August 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Previously, we expensed the cost of internal development labor as incurred.
The new guidance now requires these costs be capitalized with the related amortization recorded in selling, general and administrative expense. In addition, capitalized development costs are required to be recorded as a prepaid asset rather than a fixed asset, and license fees incurred during the development period are expensed as incurred.
The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We elected to early adopt this new standard prospectively as of the first day of our fiscal first quarter in 2019. There was no impact on our consolidated financial statements upon adoption.
Leases
In February 2016, the FASB issued guidance on lease accounting. The new guidance continues to classify leases as either finance or operating, but results in the lessee recognizing most operating leases on the balance sheet as right-of-use assets and lease liabilities. This guidance was effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), with early adoption permitted. In July 2018, the FASB amended the standard to provide transition relief for comparative reporting, allowing companies to adopt the provisions of the new standard using a modified retrospective transition method on the adoption date, with a cumulative-effect adjustment to retained earnings recorded on the date of adoption. We have elected to adopt the standard using the transition relief provided in the July amendment. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information.
We have elected the three practical expedients allowed for implementation of the new standard, but have not utilized the hindsight practical expedient. Accordingly, we did not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; 3) initial direct costs for any existing leases. We have also elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each as a single lease component, for all underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.
Adoption of the new standard resulted in the recording of operating right-of-use assets and lease liabilities of $39 million and $41 million, respectively, as of the first day of our fiscal first quarter of 2019. The difference between the right-of-use assets and lease liabilities relates to the deferred rent liability balance as of the end of fiscal 2018 associated with the leases capitalized. The deferred rent liability, which was the difference between the straight-line lease expense and cash paid, reduced the right-of-use asset upon adoption. Our accounting for finance leases remained substantially unchanged. The standard did not materially impact our Consolidated Statements of Operations and Comprehensive Income or our Consolidated Statements of Cash Flows.
Recently issued accounting pronouncements not yet adopted
In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments. This guidance sets forth a current expected credit loss model, which requires measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This guidance replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for fiscal years beginning after December 15, 2019 (Q1 2020 for TrueBlue) with early adoption permitted no sooner than Q1 2019. A modified retrospective approach is required for all investments, except debt securities for which an other-than-temporary impairment had been recognized prior to the effective date, which will require a prospective transition approach. We plan to adopt this guidance on the effective date and are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, systems, and internal controls.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
NOTE 2:    FAIR VALUE MEASUREMENT
Our assets measured at fair value on a recurring basis consisted of the following:

	March 31, 2019
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$26,328	$26,328	$—	$—
Restricted cash and cash equivalents	55,125	55,125	—	—
Cash, cash equivalents and restricted cash (1)	$81,453	$81,453	$—	$—

Municipal debt securities	$75,794	$—	$75,794	$—
Corporate debt securities	69,777	—	69,777	—
Agency mortgage-backed securities	2,235	—	2,235	—
U.S. government and agency securities	1,012	—	1,012	—
Restricted investments classified as held-to-maturity	$148,818	$—	$148,818	$—

Deferred compensation mutual funds classified as available-for-sale	$26,969	$26,969	$—	$—

	December 30, 2018
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$46,988	$46,988	$—	$—
Restricted cash and cash equivalents	55,462	55,462	—	—
Cash, cash equivalents and restricted cash (1)	$102,450	$102,450	$—	$—

Municipal debt securities	$76,690	$—	$76,690	$—
Corporate debt securities	75,432	—	75,432	—
Agency mortgage-backed securities	2,531	—	2,531	—
U.S. government and agency securities	988	—	988	—
Restricted investments classified as held-to-maturity	$155,641	$—	$155,641	$—

Deferred compensation mutual funds classified as available-for-sale	$23,363	$23,363	$—	$—

(1)	Cash, cash equivalents and restricted cash consist of money market funds, deposits and investments with original maturities of three months or less.
There were no material transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the thirteen weeks ended March 31, 2019 nor April 1, 2018.

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	March 31, 2019	December 30, 2018
Cash collateral held by insurance carriers	$24,366	$24,182
Cash and cash equivalents held in Trust	30,354	28,021
Investments held in Trust	147,649	156,618
Deferred compensation mutual funds	26,969	23,363
Other restricted cash and cash equivalents	405	3,259
Total restricted cash and investments	$229,743	$235,443
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of March 31, 2019 and December 30, 2018, were as follows:

	March 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$74,657	$1,261	$(124)	$75,794
Corporate debt securities	69,756	305	(284)	69,777
Agency mortgage-backed securities	2,237	14	(16)	2,235
U.S. government and agency securities	999	13	—	1,012
Total held-to-maturity investments	$147,649	$1,593	$(424)	$148,818

	December 30, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$76,750	$456	$(516)	$76,690
Corporate debt securities	76,310	30	(908)	75,432
Agency mortgage-backed securities	2,559	5	(33)	2,531
U.S. government and agency securities	999	—	(11)	988
Total held-to-maturity investments	$156,618	$491	$(1,468)	$155,641
The estimated fair value and gross unrealized losses of all investments classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019 and December 30, 2018, were as follows:

	March 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$—	$—	$14,255	$(124)	$14,255	$(124)
Corporate debt securities	2,015	(2)	40,689	(282)	42,704	(284)
Agency mortgage-backed securities	—	—	1,237	(16)	1,237	(16)
Total held-to-maturity investments	$2,015	$(2)	$56,181	$(422)	$58,196	$(424)

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 30, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$12,803	$(74)	$22,638	$(442)	$35,441	$(516)
Corporate debt securities	22,567	(277)	44,463	(631)	67,030	(908)
Agency mortgage-backed securities	385	—	1,375	(33)	1,760	(33)
U.S. government and agency securities	988	(11)	—	—	988	(11)
Total held-to-maturity investments	$36,743	$(362)	$68,476	$(1,106)	$105,219	$(1,468)
The total number of held-to-maturity securities in an unrealized loss position as of March 31, 2019 and December 30, 2018 were 54 and 93, respectively. The unrealized losses were the result of interest rate increases. Since the decline in estimated fair value is attributable to changes in interest rates and not credit quality, and the company has the intent and ability to hold these debt securities until recovery of amortized cost or until maturity, we do not consider these investments other than temporarily impaired.
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	March 31, 2019
(in thousands)	Amortized cost	Fair value
Due in one year or less	$18,964	$18,912
Due after one year through five years	86,051	86,524
Due after five years through ten years	42,634	43,382
Total held-to-maturity investments	$147,649	$148,818
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Available-for-sale
We hold mutual funds classified as available-for-sale to support our deferred compensation liability. Unrealized gains and losses related to equity investments still held at March 31, 2019 and April 1, 2018, were a $2.4 million gain, and a $0.1 million loss, for the thirteen weeks then ended respectively, and are included in selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.
NOTE 4:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 2.1% and 2.0% at March 31, 2019 and December 30, 2018, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years as of March 31, 2019.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	March 31, 2019	December 30, 2018
Undiscounted workers’ compensation reserve	$280,385	$284,625
Less discount on workers’ compensation reserve	18,319	18,179
Workers’ compensation reserve, net of discount	262,066	266,446
Less current portion	74,073	76,421
Long-term portion	$187,993	$190,025
Payments made against self-insured claims were $15.3 million and $17.2 million for the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 31, 2019 and December 30, 2018, the weighted average rate was 3.0% and 2.9%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims was $46.6 million and $48.2 million as of March 31, 2019 and December 30, 2018, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $45.7 million and $44.9 million as of March 31, 2019 and December 30, 2018, respectively.
Workers’ compensation expense of $11.9 million and $16.6 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively.
NOTE 5:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	March 31, 2019	December 30, 2018
Cash collateral held by workers’ compensation insurance carriers	$22,800	$22,264
Cash and cash equivalents held in Trust	30,354	28,021
Investments held in Trust	147,649	156,618
Letters of credit (1)	6,677	6,691
Surety bonds (2)	21,881	21,881
Total collateral commitments	$229,361	$235,475

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

(2)
Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier. These fees do not exceed 2.0% of the bond amount, subject to a minimum charge.

Page - 9

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
Operating leases
We have contractual commitments in the form of operating leases related to office space, vehicles and equipment. Our leases have remaining terms of up to 14 years. Most leases include one or more options to renew, which can extend the lease term up to 10 years. The exercise of lease renewal options are at our sole discretion. Typically, at the commencement of a lease, we are not reasonably certain we will exercise renewal options, and accordingly they are not considered in determining the initial lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We rent or sublease real estate to third parties in limited circumstances.
Operating lease costs were comprised of the following:

Thirteen weeks ended
(in thousands)	March 31, 2019
Operating lease costs	$4,272
Short-term lease costs	1,890
Other lease costs (1)	1,486
Total lease costs	$7,648

(1)	Other lease costs include immaterial variable lease costs and sublease income.

Other information related to our operating leases was as follows:

Thirteen weeks ended
March 31, 2019
Weighted average remaining lease term in years	3.5
Weighted average discount rate	5.1%

Future non-cancelable minimum lease payments under our operating lease commitments as of March 31, 2019, are as follows for each of the next five years and thereafter:

(in thousands)
Remainder of 2019	$12,680
2020	14,209
2021	10,045
2022	5,298
2023	3,045
2024	853
Thereafter	1,374
Total undiscounted future non-cancelable minimum lease payments (1)	47,504
Less: Imputed interest (2)	6,143
Present value of lease liabilities	$41,361

(1)	Operating lease payments exclude approximately $2 million of legally binding minimum lease payments for leases signed but not yet commenced.

(2)
Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of the new lease standard) or lease inception (for those leases entered into after the adoption date).

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future non-cancelable minimum lease payments under our operating lease commitments as of December 30, 2018 were as follows for each of the next five years and thereafter:

(in thousands)
2019	$8,337
2020	7,192
2021	4,990
2022	2,442
2023	1,324
Thereafter	699
Total future non-cancelable minimum lease payments	$24,984

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:    SHAREHOLDERS’ EQUITY
Changes in shareholders’ equity
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended
(in thousands)	March 31, 2019	April 1, 2018

Common stock shares
Beginning balance	40,054	41,098
Purchases and retirement of common stock	(234)	—
Issuances under equity plans, including tax benefits	308	218
Stock-based compensation	24	18
Ending balance	40,152	41,334

Common stock amount
Beginning balance	$1	$1
Current period activity	—	—
Ending balance	1	1

Retained earnings
Beginning balance	606,087	561,650
Net income	8,276	8,755
Purchases and retirement of common stock (1)	(5,303)	—
Issuances under equity plans, including tax benefits	(1,057)	(1,691)
Stock-based compensation	3,606	3,409
Change in accounting standard cumulative-effect adjustment (2)	—	1,525
Ending balance	611,609	573,648

Accumulated other comprehensive loss
Beginning balance, net of tax	(14,649)	(6,804)
Foreign currency translation adjustment	1,326	(1,384)
Change in accounting standard cumulative-effect adjustment (2)	—	(1,525)
Ending balance, net of tax	(13,323)	(9,713)

Total shareholders’ equity ending balance	$598,287	$563,936

(1)
Under applicable Washington State law, shares purchased are not displayed separately as treasury stock on our Consolidated Balance Sheets and are treated as authorized but unissued shares. It is our accounting policy to first record these purchases as a reduction to our common stock account. Once the common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our retained earnings. Furthermore, activity in our common stock account related to stock-based compensation is also recorded to retained earnings until such time as the reduction to retained earnings due to stock repurchases has been recovered.

(2)
As a result of our adoption of the accounting standard for equity investments issued by the FASB in January 2016, $1.5 million in unrealized gains, net of tax on available-for-sale equity securities were reclassified from accumulated other comprehensive loss to retained earnings as of the beginning of fiscal 2018. There were no material reclassifications out of accumulated other comprehensive loss during the thirteen weeks ended March 31, 2019.

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	INCOME TAXES
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
Our effective tax rate for the thirteen weeks ended March 31, 2019 was 11.2%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of share based compensation.

NOTE 8:	NET INCOME PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended
(in thousands, except per share data)	March 31, 2019	April 1, 2018
Net income	$8,276	$8,755

Weighted average number of common shares used in basic net income per common share	39,366	40,443
Dilutive effect of non-vested restricted stock	369	251
Weighted average number of common shares used in diluted net income per common share	39,735	40,694
Net income per common share:
Basic	$0.21	$0.22
Diluted	$0.21	$0.22

Anti-dilutive shares	336	548
NOTE 9:    SEGMENT INFORMATION
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

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Effective June 12, 2018, we acquired TMP Holdings LTD (“TMP”) through PeopleScout. Accordingly, the results associated with the acquisition are included in our PeopleScout operating segment. TMP is a mid-sized recruitment process outsourcing (“RPO”) and employer branding service provider operating in the United Kingdom which is the second largest RPO market in the world. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities.
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
The following table presents a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended
(in thousands)	March 31, 2019	April 1, 2018
Revenue from services:
PeopleReady	$326,868	$316,835
PeopleManagement	158,044	183,892
PeopleScout	67,440	53,661
Total company	$552,352	$554,388
The following table presents a reconciliation of Segment profit to income before tax expense:

	Thirteen weeks ended
(in thousands)	March 31, 2019	April 1, 2018
Segment profit:
PeopleReady	$11,470	$9,525
PeopleManagement	2,306	5,649
PeopleScout	10,427	11,905
	24,203	27,079
Corporate unallocated	(7,277)	(7,664)
Work Opportunity Tax Credit processing fees	(240)	(195)
Acquisition/integration costs	(577)	—
Other benefits (costs)	2,606	(1,715)
Depreciation and amortization	(9,952)	(10,090)
Income from operations	8,763	7,415
Interest and other income (expense), net	553	2,204
Income before tax expense	$9,316	$9,619
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenue
The following tables present our revenue disaggregated by major source and segment:

	Thirteen weeks ended		March 31, 2019
(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Consolidated
Revenue from services:
Contingent staffing	$326,868	$158,044	$—	$484,912
Human resource outsourcing	—	—	67,440	67,440
Total company	$326,868	$158,044	$67,440	$552,352

	Thirteen weeks ended		April 1, 2018
(in thousands)	PeopleReady	PeopleManagement	PeopleScout	Consolidated
Revenue from services:
Contingent staffing	$316,835	$183,892	$—	$500,727
Human resource outsourcing	—	—	53,661	53,661
Total company	$316,835	$183,892	$53,661	$554,388

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our accompanying unaudited consolidated financial statements (“financial statements”) with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, and our financial statements and the accompanying notes to our financial statements.
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
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve growth and improve productivity. We connected approximately 730,000 people with work during fiscal 2018, and served approximately 151,000 clients in a wide variety of industries through our PeopleReady segment which offers industrial staffing services, our PeopleManagement segment which offers contingent and productivity-based on-site industrial staffing and distribution services, and our PeopleScout segment which offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) services.
Fiscal first quarter of 2019 highlights
Revenue from services
Total company revenue remained relatively flat at $552 million for the thirteen weeks ended March 31, 2019, compared to the same period in the prior year. PeopleReady, our largest segment, experienced revenue growth of 3.2%. PeopleScout, our highest margin segment, delivered 25.7% revenue growth. During the second quarter of 2018, we acquired TMP Holdings LTD (“TMP”), increasing PeopleScout’s ability to compete for more multi-continent business. TMP represented a 26.6% increase in PeopleScout’s revenue compared to the prior year. PeopleManagement, our lowest margin segment, declined primarily due to the loss of a significant customer and the divestiture of PlaneTechs in mid-March 2018, which further concentrated our focus on more profitable, higher-growth markets.

Page - 15

MANAGEMENT'S DISCUSSION AND ANALYSIS

Gross profit
Total company gross profit as a percentage of revenue for the thirteen weeks ended March 31, 2019 was 26.9%, compared to 25.8% for the same period in the prior year. Gross margin improved primarily due to lower workers’ compensation costs of 0.7% from additional insurance coverage in our staffing business associated with former workers’ compensation carriers that are in liquidation. Due to improvements in their balance sheets, these carriers are now covering a larger proportion of outstanding claims. Our focus on lowering cost of services helped produce our thirteenth consecutive quarter of gross margin expansion.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense increased by $4 million to $130 million, or 23.5% as a percent of revenue for the thirteen weeks ended March 31, 2019, compared to $126 million, or 22.7% as a percent of revenue for the same period in the prior year. The increase in SG&A expense is primarily due to $2 million of net operating costs added by the acquisition of TMP, partially offset by costs eliminated with the PlaneTechs divestiture, together with transaction and associated costs of the integration and divestiture. Additionally, the increased SG&A expense included continued investment in strategic initiatives to support continued growth in the business.
Income from operations
Total company income from operations grew to $9 million, or 1.6% as a percent of revenue, for the thirteen weeks ended March 31, 2019, compared to $7 million, or 1.3% as a percent of revenue for the same period in the prior year. The growth in income from operations was driven by the increase in gross profit, which was partially offset by the increase in SG&A expense.
Net income
Net income was $8 million, or $0.21 per diluted share for the thirteen weeks ended March 31, 2019, compared to $9 million, or $0.22 per diluted share for the same period in the prior year. The decline to net income was primarily due to the gain on divestiture of PlaneTechs of $1 million, net of tax, in mid-March 2018.
Additional highlights
We believe we are taking the right steps to expand our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of March 31, 2019, we had cash and cash equivalents of $26 million and $251 million available under our revolving credit agreement (“Revolving Credit Facility”) for total liquidity of $277 million.
We continue to return cash to shareholders through our stock buyback program. On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. We repurchased an additional $5 million of common stock during the thirteen weeks ended March 31, 2019. As of March 31, 2019, $53 million remains available for repurchase of common stock under the current authorization.

Page - 16

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended
(in thousands, except percentages and per share data)	March 31, 2019	% of revenue	April 1, 2018	% of revenue
Revenue from services	$552,352		$554,388
Total revenue decline %	(0.4)%		(2.4)%

Gross profit	$148,376	26.9%	$143,268	25.8%
Selling, general and administrative expense	129,661	23.5%	125,763	22.7%
Depreciation and amortization	9,952	1.8%	10,090	1.8%
Income from operations	8,763	1.6%	7,415	1.3%
Interest and other income (expense), net	553		2,204
Income before tax expense	9,316		9,619
Income tax expense	1,040		864
Net income	$8,276	1.5%	$8,755	1.6%

Net income per diluted share	$0.21		$0.22
Our year-over-year trends are significantly impacted by the following acquisition and divestiture:

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
We report our business as three distinct segments: PeopleReady, PeopleManagement and PeopleScout. See Note 9: Segment information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our service lines and reportable segments.

•
PeopleReady provides access to reliable workers in the United States, Canada and Puerto Rico through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people to work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, hospitality, general labor, and others. As of December 30, 2018, we had a network of 620 branches across all 50 states, Canada and Puerto Rico. Complementing our branch network is our mobile application, JobStackTM, which connects workers with jobs, creates a virtual exchange between our workers and clients, and allows our branch resources to expand their recruiting and sales efforts and service delivery. JobStack is helping to competitively differentiate our services, expanding our reach into new demographics, and improving both service delivery and work order fill rates as we lead our business into a digital future.

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

•
PeopleScout provides permanent employee RPO for our clients for all major industries and jobs. Our RPO solution delivers improved talent quality, faster hiring, increased scalability, reduced turnover, lower cost of recruitment, greater flexibility, and increased compliance. We leverage our proprietary candidate applicant tracking system, along with dedicated service delivery teams to work as an integrated partner with our clients in providing end-to-end talent acquisition services from sourcing candidates through onboarding employees. The solution is highly scalable and flexible, allowing for outsourcing of all or a

Page - 17

MANAGEMENT'S DISCUSSION AND ANALYSIS

subset of skill categories across a series of recruitment processes and onboarding steps. Our PeopleScout segment also includes a managed service provider business, which provides clients with improved quality and spend management of their contingent labor vendors. Market interest in our new talent acquisition technology, AffinixTM remains high. Affinix is PeopleScout's proprietary talent acquisition technology for sourcing, screening and delivering a permanent workforce, bringing together talent acquisition technology into a single, integrated platform. Affinix uses artificial intelligence and machine learning to search the web and source candidates, which means we can create the first slate of candidates for a job posting within minutes rather than days. We have already seen evidence of higher candidate conversion rates, reduced time to fill positions, and increased client satisfaction as we lead our business into a digital future.
Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 31, 2019	Growth (decline) %	Segment % of total	April 1, 2018	Segment % of total
Revenue from services:
PeopleReady	$326,868	3.2%	59.2%	$316,835	57.2%
PeopleManagement	158,044	(14.1)	28.6	183,892	33.2
PeopleScout	67,440	25.7	12.2	53,661	9.7
Total company	$552,352	(0.4)%	100.0%	$554,388	100.0%
PeopleReady
PeopleReady revenue grew to $327 million for the thirteen weeks ended March 31, 2019, a 3.2% increase compared to the same period in the prior year. The revenue growth was broad-based across most industries and geographies primarily driven by improvements to local business development activities and the strength of our service offering and our strategic use of technology. Our industry-leading JobStack mobile app that connects workers with jobs is leading our business into a digital future. During the quarter, PeopleReady dispatched more than 800,000 shifts via JobStack and achieved a digital fill rate of more than 40%. The mobile app is used by 15,000 customers with 80% worker adoption.
Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-ups. While we believe our pricing strategy is the right long-term decision, these actions can have an impact on our revenue trends in the near term.
PeopleManagement
PeopleManagement revenue declined to $158 million for the thirteen weeks ended March 31, 2019, a 14.1% decrease compared to the same period in the prior year. The decline was primarily due to the divestiture of our PlaneTechs business in mid-March 2018, which accounted for a 4.4% decline and the loss of Amazon's Canadian business in the second half of fiscal 2018 when they insourced the recruitment and management of contingent labor for their warehouse fulfillment centers, which accounted for a 6.4% decline compared to the same period in the prior year. The remaining decline of 3.3% was primarily due to lower volume and price reductions with an existing client.
PeopleScout
PeopleScout revenue grew to $67 million for the thirteen weeks ended March 31, 2019, a 25.7% increase compared to the same period in the prior year. During the second quarter of 2018, PeopleScout purchased TMP, which represented a 26.6% increase in PeopleScout’s revenue for the thirteen weeks ended March 31, 2019, compared to the same period in the prior year. Revenue growth for the first quarter of 2019 was constrained by loss of one client that was acquired by a strategic buyer in the prior year and lower volumes on a large account that was re-priced to reflect a multi-year arrangement. Market interest in our RPO services remains strong and has been accentuated by our new talent acquisition technology, Affinix. Affinix is PeopleScout’s proprietary talent acquisition technology, which we believe has been well received by both current and prospective clients.

Page - 18

MANAGEMENT'S DISCUSSION AND ANALYSIS

Gross profit
Gross profit was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 31, 2019	April 1, 2018
Gross profit	$148,376	$143,268
Percentage of revenue	26.9%	25.8%
Total company gross profit as a percentage of revenue for the thirteen weeks ended March 31, 2019 was 26.9%, compared to 25.8% for the same period in the prior year. Our focus on lowering cost of services helped produce our thirteenth consecutive quarter of gross margin expansion. Gross margin improved primarily due to lower workers’ compensation costs of 0.7% from additional insurance coverage in our staffing business associated with former workers’ compensation carriers that are in liquidation. Due to improvements in their balance sheets, these carriers are now covering a larger proportion of outstanding claims. Gross margin further improved in our staffing business as a result of our continued efforts to manage the cost of claims and reduce workplace accidents. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs. Improvements to the gross margin of our staffing businesses were partially offset by declines to the PeopleScout gross margin due to client mix and TMP. Client mix margins were impacted by lower margins on a large client that was re-priced to reflect a multi-year arrangement and TMP margins which are lower than those of PeopleScout due to the pass through nature of media-related purchases on behalf of certain clients.
Selling, general and administrative expense
SG&A expense was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 31, 2019	April 1, 2018
Selling, general and administrative expense	$129,661	$125,763
Percentage of revenue	23.5%	22.7%
Total company SG&A expense increased by $4 million to $130 million, or 23.5% as a percent of revenue for the thirteen weeks ended March 31, 2019, compared to $126 million, or 22.7% as a percent of revenue for the same period in the prior year. The increase in SG&A expense is primarily due to $2 million of net operating costs added by the acquisition of TMP, partially offset by costs eliminated with the PlaneTechs divestiture, together with transaction and associated costs of the integration and divestiture. Additionally, the increased SG&A expense included continued investment in strategic initiatives to support continued growth in the business.

Page - 19

MANAGEMENT'S DISCUSSION AND ANALYSIS

Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 31, 2019	April 1, 2018
Income tax expense	$1,040	$864
Effective income tax rate	11.2%	9.0%
Our effective tax rate for the thirteen weeks ended March 31, 2019 and April 1, 2018 was 11.2% and 9.0%, respectively. For the thirteen weeks ended March 31, 2019 we recognized $0.3 million of discrete tax benefits from prior year hiring credits.
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
Changes to our effective tax rate as a result of hiring credits were as follows:

	Thirteen weeks ended
	March 31, 2019	April 1, 2018
Effective income tax rate without adjustments below	27.3%	25.9%
Hiring credits estimate from current year wages	(12.4)	(13.8)
Additional hiring credits from prior year wages	(3.7)	(3.1)
Effective income tax rate	11.2%	9.0%
Segment performance
We evaluate performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other income and expense, income taxes, and costs not considered to be ongoing costs of the segment. See Note 9: Segment information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our reportable segments, as well as a reconciliation of segment profit to income before tax expense.
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income in the Consolidated Statements of Operations and Comprehensive Income in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended
(in thousands, except for percentages)	March 31, 2019	April 1, 2018
Revenue from services	$326,868	$316,835
Segment profit	11,470	9,525
Percentage of revenue	3.5%	3.0%
PeopleReady segment profit grew to $11 million, or 3.5% of revenue for the thirteen weeks ended March 31, 2019, compared to $10 million, or 3.0% of revenue for the same period in the prior year. This was primarily due to broad-based revenue growth across most industries and geographies and lower workers’ compensation costs as a result of our continued efforts to manage the cost of claims and reduce workplace accidents.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended
(in thousands, except for percentages)	March 31, 2019	April 1, 2018
Revenue from services	$158,044	$183,892
Segment profit	2,306	5,649
Percentage of revenue	1.5%	3.1%
PeopleManagement segment profit decreased 59.2% to $2 million, or 1.5% of revenue for the thirteen weeks ended March 31, 2019, compared to $6 million, or 3.1% of revenue for the same period in the prior year. The decline in segment profit and related margin was primarily due to the loss of Amazon's Canadian business in the second half of fiscal 2018 and volume and price reductions at another industrial workforce client. We continue to focus on our programs to reduce the cost of services and control SG&A expense in connection with declining revenues while also investing in growth initiatives.
PeopleScout segment performance was as follows:

	Thirteen weeks ended
(in thousands, except for percentages)	March 31, 2019	April 1, 2018
Revenue from services	$67,440	$53,661
Segment profit	10,427	11,905
Percentage of revenue	15.5%	22.2%

PeopleScout segment profit decreased to $10 million, or 15.5% of revenue for the thirteen weeks ended March 31, 2019, compared to $12 million, or 22.2% of revenue for the same period in the prior year. The segment profit decline was driven primarily by client mix and TMP. Client mix margins were impacted by less volume and lower margins on a large client that was re-priced to reflect a multi-year arrangement and loss of a higher margin client which was acquired by a strategic buyer in late 2018. TMP margins

Page - 20

MANAGEMENT'S DISCUSSION AND ANALYSIS

are lower than those of PeopleScout due to the pass through nature of media-related purchases on behalf of certain clients, which is partially offset by continued efficiency gains in sourcing and recruiting activities.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for fiscal 2019. These expectations are subject to revision as our business changes with the overall economy.

•
We expect revenue growth for the second quarter of 2019 to range between negative one percent to positive one percent, compared to the same period in the prior year, due to certain prior year events which are absent from our outlook. Prior year PeopleManagement results included Amazon's Canadian staffing business. In September 2018, we lost the Amazon Canadian business when they insourced the recruitment and management of contingent labor for their warehouse fulfillment centers. Prior year PeopleScout results included a long-term RPO customer which was acquired by a strategic buyer in late 2018.

•
Our top priority continues to be the production of solid organic revenue and gross profit growth while leveraging our cost structure to increase income from operations as a percentage of revenue. Through disciplined pricing and management of increasing minimum wages, taxes and benefits, we expect to pass through the higher cost of our temporary workers. Likewise, cost management programs to lower the cost of services and control operating expenses are key priorities in the short-term and to position the business for strong operating leverage and profitable long-term growth in the future.

•
We are committed to technological innovation to transform our business for a digital future that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access, speed and ease of connecting our clients and workers for our staffing businesses and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce our PeopleReady dependence on local branches to find temporary workers and connect them with work. Examples include our new JobStack mobile application in the PeopleReady business and our new Affinix talent acquisition technology in the PeopleScout business.

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

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY

	Thirteen weeks ended
(in thousands)	March 31, 2019	April 1, 2018
Net income	$8,276	$8,755
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(7,031)	19,574
All other changes	20,269	16,506
Net cash provided by operating activities	$21,514	$44,835

Net cash provided by investing activities	$1,405	$9,707

Net cash used in financing activities	$(44,230)	$(48,559)
Cash flows from operating activities
Net cash provided by operating activities was $22 million for the thirteen weeks ended March 31, 2019, compared to $45 million for the same period in the prior year.
The change in operating assets and liabilities for the thirteen weeks ended March 31, 2019 was primarily due to cash provided by accounts receivable of $27 million due to normal seasonal deleveraging which occurs in our fiscal first quarter. This decrease was partially offset by an increase in our days sales outstanding due to mix of business with longer payment terms. Net cash provided

Page - 21

MANAGEMENT'S DISCUSSION AND ANALYSIS

by accounts receivable for the first quarter of the prior year was $43 million due to normal seasonal deleveraging and declining staffing business revenues. This was partially offset by an increase in days sales outstanding due to growth in our PeopleScout business, which has longer payment terms.
Cash provided by accounts receivable for the thirteen weeks ended March 31, 2019 was more than offset by additional changes in operating assets and liabilities. The largest of these changes were due to the declines in accrued expenses of $10 million and accrued payroll and benefits of $10 million associated with cost control programs, normal seasonal patterns, and timing of payments.

The increase in all other changes is primarily due to new guidance on accounting for leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. Amortization of the right-of-use asset of $4 million for the first quarter of 2019 has been included as a non-cash adjustment to net income. The reduction to the lease liability of $3 million for the first quarter of 2019 has been included in changes in operating assets and liabilities.
Cash flows from investing activities
Net cash provided by investing activities was $1 million for the thirteen weeks ended March 31, 2019, compared to $10 million for the same period in the prior year.
Effective March 12, 2018, the company divested substantially all the assets and certain liabilities of its PlaneTechs business for a purchase price of $11 million, of which $9 million was paid in cash during that same quarter.
Cash flows from financing activities
Net cash used in financing activities was $44 million for the thirteen weeks ended March 31, 2019, compared to $49 million for the same period in the prior year.
Net cash used in financing activities was primarily due to net repayments on our Revolving Credit Facility of $38 million for the first quarter of 2019 and $46 million for the comparable quarter in the prior year. We also repurchased $5 million of common stock during the thirteen weeks ended March 31, 2019. As of March 31, 2019, $53 million remains available for repurchase of common stock under the current authorization.
CAPITAL RESOURCES
Revolving credit facility
On July 13, 2018, we entered into a credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. The agreement provides for a revolving line of credit of up to $300 million with an option, subject to lender approval, to increase the amount to $450 million, and matures in five years.
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At March 31, 2019, we had restricted cash and investments totaling $230 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 3: Restricted cash and investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our restricted cash and investments.
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

Page - 22

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	March 31, 2019	December 30, 2018
Cash collateral held by workers’ compensation insurance carriers	$22,800	$22,264
Cash and cash equivalents held in Trust	30,354	28,021
Investments held in Trust	147,649	156,618
Letters of credit (1)	6,677	6,691
Surety bonds (2)	21,881	21,881
Total collateral commitments	$229,361	$235,475

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	March 31, 2019	December 30, 2018
Total workers’ compensation reserve	$262,066	$266,446
Add back discount on workers’ compensation reserve (1)	18,319	18,179
Less excess claims reserve (2)	(46,574)	(48,229)
Reimbursable payments to insurance provider (3)	5,062	7,866
Other (4)	(9,512)	(8,787)
Total collateral commitments	$229,361	$235,475

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

Page - 23

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At March 31, 2019, the weighted average discount rate was 2.1%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 31, 2019, the weighted average rate was 3.0%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $47 million and $48 million as of March 31, 2019 and December 30, 2018, respectively.
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
Future outlook
We believe we are taking the right steps to expand our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of March 31, 2019, we had cash and cash equivalents of $26 million and $251 million available under our Revolving Credit Facility for total liquidity of $277 million.
We continue to return cash to shareholders through our stock buyback program. During the thirteen weeks ended March 31, 2019, we repurchased $5 million of common stock. As of March 31, 2019, $53 million remains available for repurchase under the current authorization.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of significant accounting policies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.

Page - 24

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

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
During the fiscal first quarter of 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2019.
During fiscal 2018, we prepared for implementation of an enterprise resource planning (“ERP”) system, culminating with our transition to the new ERP system on December 31, 2018. The new ERP system was designed and implemented, in part, to enhance the overall system of internal controls over financial reporting through further automation and integration of business processes. In connection with implementation, we modified the design and documentation of certain internal control processes and procedures, as necessary, to accommodate related changes to our accounting procedures and business processes. Transition to this system also included significant testing efforts prior to system implementation, including training of employees who will be using the system and updating of operational processes and procedures impacted by the implementation.

With the exception of the ERP system implementation described above, there were no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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

Page - 26

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

Page - 27

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

Page - 28

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

Page - 29

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

Page - 30

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

Page - 31

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 31, 2019.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
12/31/2018 through 01/27/2019	1,006	$22.18	—	$57.8 million
01/28/2019 through 02/24/2019	60,671	$22.75	—	$57.8 million
02/25/2019 through 03/31/2019	1,515	$23.42	233,800	$52.5 million
Total	63,192	$22.75	233,800

(1)
During the thirteen weeks ended March 31, 2019, we purchased 63,192 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for shares repurchased under the share repurchase program during the period was $22.68.

(4)
On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of March 31, 2019, $52.5 million remains available for repurchase under the current authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Page - 32

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

31.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	4/29/2019
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	4/29/2019
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	4/29/2019
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 34