Form 10-Q
period 2019-06-30
TrueBlue, Inc.
filed 2019-07-30
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-14543
____________________________________
TrueBlue, Inc.
(Exact name of registrant as specified in its charter)
______________________________________

Washington	91-1287341
(State of incorporation)	(I.R.S. employer identification no.)

1015 A Street, Tacoma, Washington 98402
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:    (253) 383-9101
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	TBI	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2019, there were 40,070,067 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	June 30, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$23,124	$46,988
Accounts receivable, net of allowance for doubtful accounts of $4,392 and $5,026	335,488	355,373
Prepaid expenses, deposits and other current assets	22,664	22,141
Income tax receivable	11,066	5,325
Total current assets	392,342	429,827
Property and equipment, net	58,647	57,671
Restricted cash and investments	222,556	235,443
Deferred income taxes, net	2,106	4,388
Goodwill	237,126	237,287
Intangible assets, net	81,358	91,408
Operating lease right-of-use assets	37,978	—
Workers’ compensation claims receivable, net	46,372	44,915
Other assets, net	16,402	13,905
Total assets	$1,094,887	$1,114,844
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$45,229	$62,045
Accrued wages and benefits	72,431	77,098
Current portion of workers’ compensation claims reserve	72,336	76,421
Operating lease current liabilities	14,453	—
Other current liabilities	8,269	9,962
Total current liabilities	212,718	225,526
Workers’ compensation claims reserve, less current portion	187,001	190,025
Long-term debt	24,700	80,000
Long-term deferred compensation liabilities	25,069	21,747
Operating lease long-term liabilities	25,995	—
Other long-term liabilities	4,397	6,107
Total liabilities	479,880	523,405

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 40,058 and 40,054 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(14,016)	(14,649)
Retained earnings	629,022	606,087
Total shareholders’ equity	615,007	591,439
Total liabilities and shareholders’ equity	$1,094,887	$1,114,844
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue from services	$588,594	$614,301	$1,140,946	$1,168,689
Cost of services	430,277	448,717	834,253	859,837
Gross profit	158,317	165,584	306,693	308,852
Selling, general and administrative expense	127,599	134,207	257,260	259,970
Depreciation and amortization	9,827	10,101	19,779	20,191
Income from operations	20,891	21,276	29,654	28,691
Interest expense	(660)	(1,355)	(1,382)	(2,245)
Interest and other income	1,487	387	2,762	3,481
Interest and other income (expense), net	827	(968)	1,380	1,236
Income before tax expense	21,718	20,308	31,034	29,927
Income tax expense	2,312	2,576	3,352	3,440
Net income	$19,406	$17,732	$27,682	$26,487

Net income per common share:
Basic	$0.50	$0.44	$0.71	$0.66
Diluted	$0.49	$0.44	$0.70	$0.65

Weighted average shares outstanding:
Basic	39,163	40,227	39,264	40,335
Diluted	39,554	40,469	39,619	40,576

Other comprehensive income:
Foreign currency translation adjustment	$(693)	$(1,921)	$633	$(3,305)
Comprehensive income	$18,713	$15,811	$28,315	$23,182
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(in thousands)	June 30, 2019	July 1, 2018
Cash flows from operating activities:
Net income	$27,682	$26,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,779	20,191
Provision for doubtful accounts	3,761	5,571
Stock-based compensation	5,260	5,983
Deferred income taxes	2,393	1,373
Non-cash lease expense	6,934	—
Other operating activities	(2,072)	102
Changes in operating assets and liabilities:
Accounts receivable	16,162	888
Income tax receivable	(6,347)	(3,641)
Other assets	(4,472)	(3,522)
Accounts payable and other accrued expenses	(16,542)	3,468
Accrued wages and benefits	(4,667)	(1,528)
Workers’ compensation claims reserve	(7,109)	(9,235)
Operating lease liabilities	(6,957)	—
Other liabilities	3,174	3,304
Net cash provided by operating activities	36,979	49,441
Cash flows from investing activities:
Capital expenditures	(11,064)	(6,468)
Acquisition of business	—	(22,742)
Divestiture of business	—	8,800
Purchases of restricted investments	(11,315)	(10,730)
Maturities of restricted investments	19,685	13,044
Net cash used in investing activities	(2,694)	(18,096)
Cash flows from financing activities:
Purchases and retirement of common stock	(9,077)	(19,065)
Net proceeds from employee stock purchase plans	700	757
Common stock repurchases for taxes upon vesting of restricted stock	(1,631)	(2,403)
Net change in revolving credit facility	(55,300)	21,300
Payments on debt	—	(22,856)
Other	(119)	—
Net cash used in financing activities	(65,427)	(22,267)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	560	(919)
Net change in cash, cash equivalents and restricted cash	(30,582)	8,159
Cash, cash equivalents and restricted cash, beginning of period	102,450	73,831
Cash, cash equivalents and restricted cash, end of period	$71,868	$81,990
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,199	$1,892
Income taxes	7,277	5,696
Operating lease liabilities	8,798	—
Non-cash transactions:
Property and equipment purchased but not yet paid	1,227	726
Divestiture non-cash consideration	—	1,657
Right-of-use assets obtained in exchange for new operating lease liabilities	7,711	—
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The results of operations for the thirteen and twenty-six weeks ended June 30, 2019, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.
Reclassifications
Certain immaterial prior year amounts have been reclassified within current liabilities on our Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to current year presentation.
Leases
We conduct our branch office operations from leased locations. We also lease office spaces for our centralized support functions, vehicles and equipment. Many leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. The variable portion of these lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expense in selling, general and administrative (“SG&A”) expense on our Consolidated Statements of Operations and Comprehensive Income. The terms of our lease agreements generally range from three to five years, some containing options to renew or cancel. We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing.
Operating leases are included in operating lease right-of-use assets and operating lease current and long-term liabilities on our Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term, and is included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income.
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
For leases with an initial non-cancelable lease term of less than one year and no option to purchase, we have elected not to recognize the lease on our Consolidated Balance Sheets and instead recognize rent payments on a straight-line basis over the lease term in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income. In addition, for those leases where the right to cancel the lease is available to both TrueBlue (as the lessee) and the lessor, the lease term is the initial non-cancelable period plus the notice period, which is typically 90 days, and not greater than one year.

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
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
Based on our 2019 annual impairment test, the estimated fair value of our SIMOS reporting unit was in excess of its carrying value of $35 million by approximately 10%. There are two key clients that individually account for more than 10% of revenue for the SIMOS reporting unit. For each client we service multiple sites. The loss of a key client, or a significant number of key sites, could give rise to an impairment. Should any one of these events occur, we may need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill. We will continue to closely monitor the operational performance of this reporting unit. All other reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment loss recognized for the twenty-six weeks ended June 30, 2019.
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
The new guidance now requires these costs be capitalized with the related amortization recorded in SG&A expense. In addition, capitalized development costs are required to be recorded as a prepaid asset rather than a fixed asset, and license fees incurred during the development period are expensed as incurred.
The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We elected to early adopt this new standard prospectively as of the first day of our fiscal first quarter in 2019. There was no impact on our consolidated financial statements upon adoption.

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recently issued accounting pronouncements not yet adopted
In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments. This guidance sets forth a current expected credit loss model, which requires the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance is effective for fiscal years beginning after December 15, 2019 (Q1 2020 for TrueBlue) with early adoption permitted. Although the impact upon adoption will depend on the financial instruments held at that time, we do not anticipate a significant impact on our consolidated financial statements based on the instruments currently held and our historical trend of bad debt expense relating to trade accounts receivable. We plan to adopt this guidance on the effective date and are currently evaluating the impact on our accounting policies, processes, systems, and internal controls.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a significant impact on our consolidated financial statements and related disclosures.
NOTE 2:    ACQUISITION
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
We incurred acquisition and integration-related costs of $0.5 million, which are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended July 1, 2018 and cash flows from operating activities on the Consolidated Statements of Cash Flows for the twenty-six weeks ended July 1, 2018.

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the allocation of the purchase price, net of cash acquired, to the fair value of the assets acquired and liabilities assumed:

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
The following table sets forth the components of identifiable intangible assets, their estimated fair values and useful lives as of June 12, 2018:

(in thousands, except for estimated useful lives, in years)	Estimated fair value	Estimated useful life in years
Customer relationships	$6,286	3, 7
Trade names/trademarks	1,738	14
Total acquired identifiable intangible assets	$8,024

The results of TMP’s operations and cash flows reported for 2018 on our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows relate to the period from June 12, 2018 to July 1, 2018. Revenue from TMP included in our Consolidated Statements of Operations and Comprehensive Income was $2.9 million from the acquisition date to July 1, 2018, and $12.6 million and $26.9 million for the thirteen and twenty-six weeks ended June 30, 2019. The acquisition of TMP was not material to our consolidated results of operations and as such, pro forma financial information was not required.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:    FAIR VALUE MEASUREMENT
Our assets measured at fair value on a recurring basis consisted of the following:

	June 30, 2019
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$23,124	$23,124	$—	$—
Restricted cash and cash equivalents	48,744	48,744	—	—
Cash, cash equivalents and restricted cash (1)	$71,868	$71,868	$—	$—

Municipal debt securities	$76,084	$—	$76,084	$—
Corporate debt securities	69,081	—	69,081	—
Agency mortgage-backed securities	1,944	—	1,944	—
U.S. government and agency securities	1,045	—	1,045	—
Restricted investments classified as held-to-maturity	$148,154	$—	$148,154	$—

Deferred compensation mutual funds	$28,416	$28,416	$—	$—

	December 30, 2018
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$46,988	$46,988	$—	$—
Restricted cash and cash equivalents	55,462	55,462	—	—
Cash, cash equivalents and restricted cash (1)	$102,450	$102,450	$—	$—

Municipal debt securities	$76,690	$—	$76,690	$—
Corporate debt securities	75,432	—	75,432	—
Agency mortgage-backed securities	2,531	—	2,531	—
U.S. government and agency securities	988	—	988	—
Restricted investments classified as held-to-maturity	$155,641	$—	$155,641	$—

Deferred compensation mutual funds	$23,363	$23,363	$—	$—

(1)	Cash, cash equivalents and restricted cash consist of money market funds, deposits and investments with original maturities of three months or less.
There were no material transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the twenty-six weeks ended June 30, 2019 nor July 1, 2018.
NOTE 4:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	June 30, 2019	December 30, 2018
Cash collateral held by insurance carriers	$23,877	$24,182
Cash and cash equivalents held in Trust	24,721	28,021
Investments held in Trust	145,396	156,618
Deferred compensation mutual funds	28,416	23,363
Other restricted cash and cash equivalents	146	3,259
Total restricted cash and investments	$222,556	$235,443

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of June 30, 2019 and December 30, 2018, were as follows:

	June 30, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$74,206	$1,883	$(5)	$76,084
Corporate debt securities	68,262	883	(64)	69,081
Agency mortgage-backed securities	1,929	21	(6)	1,944
U.S. government and agency securities	999	46	—	1,045
Total held-to-maturity investments	$145,396	$2,833	$(75)	$148,154

	December 30, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$76,750	$456	$(516)	$76,690
Corporate debt securities	76,310	30	(908)	75,432
Agency mortgage-backed securities	2,559	5	(33)	2,531
U.S. government and agency securities	999	—	(11)	988
Total held-to-maturity investments	$156,618	$491	$(1,468)	$155,641

The estimated fair value and gross unrealized losses of all investments classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019 and December 30, 2018, were as follows:

	June 30, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$—	$—	$5,992	$(5)	$5,992	$(5)
Corporate debt securities	—	—	23,378	(64)	23,378	(64)
Agency mortgage-backed securities	—	—	676	(6)	676	(6)
Total held-to-maturity investments	$—	$—	$30,046	$(75)	$30,046	$(75)

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 30, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$12,803	$(74)	$22,638	$(442)	$35,441	$(516)
Corporate debt securities	22,567	(277)	44,463	(631)	67,030	(908)
Agency mortgage-backed securities	385	—	1,375	(33)	1,760	(33)
U.S. government and agency securities	988	(11)	—	—	988	(11)
Total held-to-maturity investments	$36,743	$(362)	$68,476	$(1,106)	$105,219	$(1,468)

The total number of held-to-maturity securities in an unrealized loss position as of June 30, 2019 and December 30, 2018 were 28 and 93, respectively. The unrealized losses were the result of interest rate increases. Since the decline in estimated fair value is attributable to changes in interest rates and not credit quality, and the company has the intent and ability to hold these debt securities until recovery of amortized cost or until maturity, we do not consider these investments other than temporarily impaired.
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	June 30, 2019
(in thousands)	Amortized cost	Fair value
Due in one year or less	$10,453	$10,442
Due after one year through five years	88,986	90,201
Due after five years through ten years	45,957	47,511
Total held-to-maturity investments	$145,396	$148,154

Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Equity investments
We hold mutual funds to support our deferred compensation liability. Unrealized gains related to equity investments still held at June 30, 2019 and July 1, 2018, were $0.8 million, and $0.1 million, for the thirteen weeks then ended, respectively, and are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income. Unrealized gains and losses related to equity investments still held at June 30, 2019 and July 1, 2018, were a $3.2 million gain, and a $0.1 million loss, for the twenty-six weeks then ended, respectively.
NOTE 5:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 2.1% and 2.0% at June 30, 2019 and December 30, 2018, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years as of June 30, 2019.

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	June 30, 2019	December 30, 2018
Undiscounted workers’ compensation reserve	$277,449	$284,625
Less discount on workers’ compensation reserve	18,112	18,179
Workers’ compensation reserve, net of discount	259,337	266,446
Less current portion	72,336	76,421
Long-term portion	$187,001	$190,025

Payments made against self-insured claims were $32.6 million and $36.1 million for the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 30, 2019 and December 30, 2018, the weighted average rate was 2.9%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims was $47.3 million and $48.2 million as of June 30, 2019 and December 30, 2018, respectively.
Workers’ compensation expense of $16.3 million and $17.8 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended June 30, 2019 and July 1, 2018, respectively. Workers’ compensation expense of $28.2 million and $34.4 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income for the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively.
NOTE 6:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	June 30, 2019	December 30, 2018
Cash collateral held by workers’ compensation insurance carriers	$22,311	$22,264
Cash and cash equivalents held in Trust	24,721	28,021
Investments held in Trust	145,396	156,618
Letters of credit (1)	6,677	6,691
Surety bonds (2)	21,881	21,881
Total collateral commitments	$220,986	$235,475

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Page - 13

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
Operating lease costs were comprised of the following:

	Thirteen weeks ended	Twenty-six weeks ended
(in thousands)	June 30, 2019
Operating lease costs	$4,363	$8,635
Short-term lease costs	1,773	3,663
Other lease costs (1)	1,602	3,088
Total lease costs	$7,738	$15,386

(1)	Other lease costs include immaterial variable lease costs and sublease income.

Other information related to our operating leases was as follows:

Thirteen weeks ended
June 30, 2019
Weighted average remaining lease term in years	3.5
Weighted average discount rate	4.9%

Future non-cancelable minimum lease payments under our operating lease commitments as of June 30, 2019, are as follows for each of the next five years and thereafter:

(in thousands)
Remainder of 2019	$8,565
2020	15,008
2021	10,863
2022	6,064
2023	3,822
2024	1,302
Thereafter	1,442
Total undiscounted future non-cancelable minimum lease payments (1)	47,066
Less: Imputed interest (2)	6,618
Present value of lease liabilities	$40,448

(1)	Operating lease payments exclude approximately $3.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

(2)
Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of the new lease standard) or lease inception (for those leases entered into after the adoption date).

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future non-cancelable minimum lease payments under our operating lease commitments as of December 30, 2018 were as follows for each of the next five years and thereafter:

(in thousands)
2019	$8,337
2020	7,192
2021	4,990
2022	2,442
2023	1,324
Thereafter	699
Total future non-cancelable minimum lease payments	$24,984

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:    SHAREHOLDERS’ EQUITY
Changes in shareholders’ equity
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Common stock shares
Beginning balance	40,152	41,334	40,054	41,098
Purchases and retirement of common stock	(156)	(758)	(390)	(758)
Issuances under equity plans, including tax benefits	58	11	366	229
Stock-based compensation	4	8	28	26
Ending balance	40,058	40,595	40,058	40,595

Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1

Retained earnings
Beginning balance	611,609	573,648	606,087	561,650
Net income	19,406	17,732	27,682	26,487
Purchases and retirement of common stock (1)	(3,774)	(19,066)	(9,077)	(19,066)
Issuances under equity plans, including tax benefits	127	46	(930)	(1,645)
Stock-based compensation	1,654	2,574	5,260	5,983
Change in accounting standard cumulative-effect adjustment (2)	—	—	—	1,525
Ending balance	629,022	574,934	629,022	574,934

Accumulated other comprehensive loss
Beginning balance, net of tax	(13,323)	(9,713)	(14,649)	(6,804)
Foreign currency translation adjustment	(693)	(1,921)	633	(3,305)
Change in accounting standard cumulative-effect adjustment (2)	—	—	—	(1,525)
Ending balance, net of tax	(14,016)	(11,634)	(14,016)	(11,634)

Total shareholders’ equity ending balance	$615,007	$563,301	$615,007	$563,301

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

(2)
As a result of our adoption of the accounting standard for equity investments issued by the FASB in January 2016, $1.5 million in unrealized gains, net of tax on equity securities previously classified as available-for-sale were reclassified from accumulated other comprehensive loss to retained earnings as of the beginning of fiscal 2018. There were no material reclassifications out of accumulated other comprehensive loss during the thirteen and twenty-six weeks ended June 30, 2019.

Page - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	INCOME TAXES
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
Our effective tax rate for the twenty-six weeks ended June 30, 2019 was 10.8%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate result from state and foreign income taxes, certain non-deductible expenses, tax-exempt interest, and tax effects of stock-based compensation.

NOTE 9:	NET INCOME PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income	$19,406	$17,732	$27,682	$26,487

Weighted average number of common shares used in basic net income per common share	39,163	40,227	39,264	40,335
Dilutive effect of non-vested restricted stock	391	242	355	241
Weighted average number of common shares used in diluted net income per common share	39,554	40,469	39,619	40,576

Net income per common share:
Basic	$0.50	$0.44	$0.71	$0.66
Diluted	$0.49	$0.44	$0.70	$0.65

Anti-dilutive shares	246	254	336	218

NOTE 10:    SEGMENT INFORMATION
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

Page - 17

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
We evaluate performance based on segment revenue and segment profit. Inter-segment revenue is minimal. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other income and expense, income taxes, and other adjustments not considered to be ongoing.
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue from services:
Contingent staffing
PeopleReady	$369,261	$377,460	$696,129	$694,295
PeopleManagement	153,530	178,839	311,574	362,731
Human resource outsourcing
PeopleScout	65,803	58,002	133,243	111,663
Total company	$588,594	$614,301	$1,140,946	$1,168,689

The following table presents a reconciliation of Segment profit to income before tax expense:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Segment profit:
PeopleReady	$21,795	$23,198	$33,265	$32,723
PeopleManagement	4,128	4,712	6,434	10,361
PeopleScout	11,223	11,320	21,650	23,225
	37,146	39,230	61,349	66,309
Corporate unallocated	(3,634)	(5,868)	(10,911)	(13,532)
Work Opportunity Tax Credit processing fees	(240)	(264)	(480)	(459)
Acquisition/integration costs	(673)	(457)	(1,250)	(457)
Other benefits (costs)	(1,881)	(1,264)	725	(2,979)
Depreciation and amortization	(9,827)	(10,101)	(19,779)	(20,191)
Income from operations	20,891	21,276	29,654	28,691
Interest and other income (expense), net	827	(968)	1,380	1,236
Income before tax expense	$21,718	$20,308	$31,034	$29,927

Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Page - 18

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We report our business as three distinct segments: PeopleReady, PeopleManagement and PeopleScout. See Note 10: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our operating segments and reportable segments.
OVERVIEW
Global employment trends are reshaping and redefining traditional employment models, sourcing strategies and human resource capability requirements due to changing demographics, worker shortages, employee preferences, and employer workforce needs. In response, the staffing industry has accelerated its evolution from commercial staffing into specialized and outsourced staffing solutions. Client demand for staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. This may create volatility based on overall economic conditions.
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
Fiscal second quarter of 2019 highlights

The second quarter marks the five-year anniversary of our acquisition of Staffing Solutions Holdings, Inc. (“Seaton”) and the one-year anniversary of our acquisition of TMP Holdings LTD (“TMP”). The Seaton acquisition transformed the company into a diversified workforce solutions company and provided entry into the higher-growth, higher-margin RPO market as well as enabled further RPO acquisition growth with the acquisitions of Aon Hewitt’s RPO business in 2016 and TMP in 2018. The TMP acquisition bolstered our global RPO growth strategy, providing entry into the United Kingdom and accelerated our ability to compete on multi-continent deals.

Page - 19

MANAGEMENT'S DISCUSSION AND ANALYSIS

Revenue from services
Total company revenue declined 4.2% to $589 million for the thirteen weeks ended June 30, 2019, compared to the same period in the prior year, primarily due to less demand for our services attributable to lower volumes within the businesses of our clients. PeopleReady, our largest segment, experienced a revenue decline of 2.2%. PeopleManagement, our lowest margin segment, experienced a revenue decline of 14.2%. In addition to less demand from existing clients, we continue to experience the impact of the loss of several key clients in the prior year. PeopleScout, our highest margin segment, delivered 13.4% revenue growth benefiting from the acquisition of TMP on June 12, 2018, and contributing a full quarter of revenue in the second quarter of 2019. TMP represented a 17.0% increase in PeopleScout’s revenue compared to the prior year.
Gross profit
Total company gross profit as a percentage of revenue for the thirteen weeks ended June 30, 2019 was 26.9%, compared to 27.0% for the same period in the prior year. The decline was primarily due to client mix and lower margins within the acquired TMP business as a result of the pass-through nature of recruitment media purchases made on behalf of certain clients.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense decreased by $6 million to $128 million representing 21.7% of revenue for the thirteen weeks ended June 30, 2019, compared to $134 million, or 21.8% of revenue for the same period in the prior year. The decrease in SG&A expense is primarily due to cost control programs, while continuing to invest in our digital growth initiatives. The decrease was partially offset by $2 million of SG&A costs added by the acquisition of TMP.
Income from operations
Total company income from operations remained relatively flat at $21 million, or 3.5% of revenue, for the thirteen weeks ended June 30, 2019, compared to the same period in the prior year. The decrease in gross profit from the decline in revenue was offset by a decrease in SG&A expense due to cost control programs.
Net income
Net income was $19 million, or $0.49 per diluted share for the thirteen weeks ended June 30, 2019, compared to $18 million, or $0.44 per diluted share for the same period in the prior year. The improvement was primarily driven by lower interest expense as we have reduced our total debt to $25 million at the end of the second quarter of 2019 compared to $117 million at the end of the second quarter of 2018.
Additional highlights
We believe we are taking the right steps to expand our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of June 30, 2019, we had cash and cash equivalents of $23 million and $268 million available under our revolving credit agreement (“Revolving Credit Facility”) for total liquidity of $291 million.
We continue to return cash to shareholders through our stock buyback program. We repurchased an additional $4 million of common stock during the thirteen weeks ended June 30, 2019. As of June 30, 2019, $49 million remains available for repurchase of common stock under the current authorization.

Page - 20

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages and per share data)	June 30, 2019	% of revenue	July 1, 2018	% of revenue	June 30, 2019	% of revenue	July 1, 2018	% of revenue
Revenue from services	$588,594		$614,301		$1,140,946		$1,168,689
Total revenue growth (decline) %	(4.2)%		0.7%		(2.4)%		(0.8)%

Gross profit	$158,317	26.9%	$165,584	27.0%	$306,693	26.9%	$308,852	26.4%
Selling, general and administrative expense	127,599	21.7%	134,207	21.8%	257,260	22.5%	259,970	22.2%
Depreciation and amortization	9,827	1.7%	10,101	1.6%	19,779	1.7%	20,191	1.7%
Income from operations	20,891	3.5%	21,276	3.5%	29,654	2.6%	28,691	2.5%
Interest and other income (expense), net	827		(968)		1,380		1,236
Income before tax expense	21,718		20,308		31,034		29,927
Income tax expense	2,312		2,576		3,352		3,440
Net income	$19,406	3.3%	$17,732	2.9%	$27,682	2.4%	$26,487	2.3%

Net income per diluted share	$0.49		$0.44		$0.70		$0.65
We report our business as three distinct segments: PeopleReady, PeopleManagement and PeopleScout. See Note 10: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our service lines and reportable segments.

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

•
PeopleManagement predominantly provides a wide range of on-premise contingent staffing and workforce management solutions to larger multi-site manufacturing & distribution clients. We use distinct brands to market our PeopleManagement contingent workforce solutions and operate as Staff Management | SMX (“Staff Management”), SIMOS Insourcing Solutions (“SIMOS”), and Centerline Drivers (“Centerline”). Staff Management specializes in recruitment and on-premise management of a facility’s contingent industrial workforce. SIMOS specializes in recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. Centerline specializes in dedicated and temporary truck drivers to the transportation and distribution industries.

•
PeopleScout provides recruitment process outsourcing (“RPO”) to improve talent quality, faster hiring, increased scalability, lower cost of recruitment, greater flexibility, and increased compliance. Our clients outsource the recruitment process to PeopleScout in all major industries and jobs. We leverage our new proprietary candidate applicant tracking system AffinixTM, along with dedicated service delivery teams to work as an integrated partner with our clients in providing end-to-end talent acquisition services from sourcing candidates through onboarding employees. The solution is highly scalable and flexible, allowing for outsourcing of all or a subset of skill categories across a series of recruitment processes and onboarding steps. Affinix is PeopleScout’s proprietary talent acquisition technology for sourcing, screening and delivering a permanent workforce, bringing together talent acquisition technology into a single, integrated platform. Affinix uses artificial intelligence and machine learning to search the web and source candidates, which means we can create the first slate of candidates for a job posting within minutes rather than days. We have already seen evidence of higher candidate conversion rates, reduced time to fill positions, and increased client satisfaction as we lead our business into a digital future. Market interest in Affinix remains high. Our PeopleScout segment also includes a managed service provider business, which provides clients with improved quality and spend management of their contingent labor vendors.

Page - 21

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our year-over-year trends are impacted by our acquisition on June 12, 2018 of TMP, a mid-sized RPO and employer branding services provider operating in the United Kingdom, which is the second largest RPO market in the world. We believe this acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities. The acquired operations expand and complement our PeopleScout services and will be fully integrated into this service line. The integration is substantially complete.
Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended					Twenty-six weeks ended
(in thousands, except percentages)	June 30, 2019	Growth (decline) %	Segment % of total	July 1, 2018	Segment % of total	June 30, 2019	Growth (decline) %	Segment % of total	July 1, 2018	Segment % of total
Revenue from services:
PeopleReady	$369,261	(2.2)%	62.7%	$377,460	61.4%	$696,129	0.3%	61.0%	$694,295	59.4%
PeopleManagement	153,530	(14.2)	26.1	178,839	29.1	311,574	(14.1)	27.3	362,731	31.0
PeopleScout	65,803	13.4	11.2	58,002	9.4	133,243	19.3	11.7	111,663	9.6
Total company	$588,594	(4.2)%	100.0%	$614,301	100.0%	$1,140,946	(2.4)%	100.0%	$1,168,689	100.0%
PeopleReady
PeopleReady revenue declined to $369 million for the thirteen weeks ended June 30, 2019, a 2.2% decrease compared to the same period in the prior year primarily due to slowing demand across most geographies and industries which is attributable to lower volumes within the businesses of our clients.
PeopleReady revenue for the twenty-six weeks ended June 30, 2019 was relatively flat compared to the same period in the prior year. Revenue growth for the thirteen weeks ended March 31, 2019 was largely offset by revenue declines for the thirteen weeks ended June 30, 2019. Revenue growth for the first quarter of 2019 was broad based across most industries and geographies. However, revenue decline during the second quarter of 2019 was primarily due to broad-based slowing of demand attributable to lower volumes within the businesses of our clients across most geographies and industries. We believe the decline was partially offset by the strategic use of our technology. Our industry-leading JobStack mobile app that connects workers with jobs is leading our business into a digital future. During the quarter, PeopleReady dispatched 980,000 shifts via JobStack and achieved a digital fill rate of 43%. The mobile app is used by 17,000 clients with 86% worker adoption.
Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-ups. While we believe our pricing strategy is the right long-term decision, these actions can have an impact on our revenue trends in the near term.
PeopleManagement
PeopleManagement revenue declined to $154 million for the thirteen weeks ended June 30, 2019, a 14.2% decrease compared to the same period in the prior year. The decline included the loss of Amazon's Canadian business in the second half of fiscal 2018 when they insourced the recruitment and management of contingent labor for their warehouse fulfillment centers, which accounted for a 3.4% decline and lower volume and price reductions with an existing client accounted for a 3.3% decline compared to the same period in the prior year. The remaining decline of 7.5% was primarily due to slowing demand attributable to lower volumes within the business or our existing clients.
PeopleManagement revenue declined to $312 million for the twenty-six weeks ended June 30, 2019, a 14.1% decrease compared to the same period in the prior year. The decrease included 4.9% due to the loss of Amazon’s Canadian business in the second half of fiscal 2018 when they insourced the recruitment and management of contingent labor for their warehouse fulfillment centers, 2.2% due to the divestiture of our PlaneTechs business in mid-March 2018, and 3.1% due to lower volume and price reductions with an existing retail client compared to the same period in the prior year. The remaining decline of 3.9% was primarily due to slowing demand attributable to lower volumes within the business or our existing clients.

Page - 22

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout revenue grew to $66 million for the thirteen weeks ended June 30, 2019, a 13.4% increase compared to the same period in the prior year and $133 million for the twenty-six weeks ended June 30, 2019, a 19.3% increase compared to the same period in the prior year. The increase is due to the acquisition of TMP during the second quarter of 2018, which represents a 17.0% and 21.6% increase in PeopleScout’s revenue for the thirteen and twenty-six weeks ended June 30, 2019, respectively, compared to the same periods in the prior year. Revenue growth was constrained by the loss of a client that was acquired by a strategic buyer in the prior year and lower volumes on a large account that was re-priced to reflect a multi-year arrangement. Market interest in our RPO services remains strong and has been accentuated by our new talent acquisition technology, Affinix. We believe Affinix has been well received by both current and prospective clients.
Gross profit
Gross profit was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Gross profit	$158,317	$165,584	$306,693	$308,852
Percentage of revenue	26.9%	27.0%	26.9%	26.4%
Total company gross profit as a percentage of revenue for the thirteen weeks ended June 30, 2019 was 26.9%, compared to 27.0% for the same period in the prior year. The decline was primarily due to lower margins within the acquired TMP business as a result of the pass-through nature of recruitment media purchases made on behalf of certain clients and lower workers’ compensation costs partially offset by client mix.
Total company gross profit as a percentage of revenue for the twenty-six weeks ended June 30, 2019 was 26.9%, compared to 26.4% for the same period in the prior year. Gross margin improved primarily due to lower workers’ compensation costs of 0.3% from additional insurance coverage in our staffing business associated with former workers’ compensation carriers that are in liquidation. Due to improvements in their balance sheets, these carriers are now covering a larger proportion of outstanding claims. Gross margin further improved in our staffing business by 0.2% as a result of our continued efforts to manage the cost of claims and reduce workplace accidents. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs. Improvements to the gross margin of our staffing businesses were partially offset by declines to the PeopleScout gross margin due to lower margins with the acquired TMP business and client mix. Client mix margins were impacted by lower margins on a large client that was re-priced to reflect a multi-year arrangement.
Selling, general and administrative expense
SG&A expense was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Selling, general and administrative expense	$127,599	$134,207	$257,260	$259,970
Percentage of revenue	21.7%	21.8%	22.5%	22.2%
Total company SG&A expense decreased by $6 million to $128 million, or 21.7% of revenue for the thirteen weeks ended June 30, 2019, compared to $134 million, or 21.8% of revenue for the same period in the prior year. The decrease in SG&A expense is primarily due to cost control programs, while continuing to invest in our digital growth initiatives. The decrease was partially offset by $2 million of SG&A costs added by the acquisition of TMP.

Total company SG&A expense decreased by $3 million to $257 million, or 22.5% of revenue for the twenty-six weeks ended June 30, 2019, compared to $260 million, or 22.2% of revenue for the same period in the prior year. The decrease in SG&A expense is primarily due to the impact of cost control programs and $2 million in costs eliminated with the PlaneTechs divestiture. The decrease was partially offset by $4 million of net operating costs added by the acquisition of TMP and continuing investment in our digital growth initiatives.

Page - 23

MANAGEMENT'S DISCUSSION AND ANALYSIS

Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Income tax expense	$2,312	$2,576	$3,352	$3,440
Effective income tax rate	10.6%	12.7%	10.8%	11.5%
Our effective tax rate for the twenty-six weeks ended June 30, 2019 and July 1, 2018 was 10.8% and 11.5%, respectively. For the twenty-six weeks ended June 30, 2019, we recognized $0.9 million of discrete tax benefits from prior year hiring credits.
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
Changes to our effective tax rate as a result of hiring credits were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Effective income tax rate without adjustments below	26.6%	27.5%	27.1%	26.9%
Hiring credits estimate from current year wages	(13.5)	(13.6)	(13.5)	(13.6)
Additional hiring credits from prior year wages	(2.5)	(1.2)	(2.8)	(1.8)
Effective income tax rate	10.6%	12.7%	10.8%	11.5%
Segment performance
We evaluate performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other income and expense, income taxes, and other adjustments not considered to be ongoing. See Note 10: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details of our reportable segments, as well as a reconciliation of segment profit to income before tax expense.
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income in the Consolidated Statements of Operations and Comprehensive Income in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.

Page - 24

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleReady segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except for percentages)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue from services	$369,261	$377,460	$696,129	$694,295
Segment profit	21,795	23,198	33,265	32,723
Percentage of revenue	5.9%	6.1%	4.8%	4.7%
PeopleReady segment profit declined 6.0% to $22 million, or 5.9% of revenue for the thirteen weeks ended June 30, 2019, compared to $23 million, or 6.1% of revenue for the same period in the prior year. The decline was primarily due to a slowing demand for our services which is attributable to lower volumes within the businesses of our clients. Through disciplined pricing, we have passed through our normal mark-up on the increased costs for minimum wages, payroll taxes and benefits together with higher contingent worker wages in a tightening labor market. With the decline in revenue, we put in place additional cost control measures and have reduced SG&A costs in line with our plans. The decline in segment profit as a percent of sales is largely due to the decline in revenue outpacing our cost control programs.
For the twenty-six weeks ended June 30, 2019, PeopleReady segment profit remained relatively flat at $33 million, or 4.8% of revenue, compared to $33 million, or 4.7% of revenue for the same period in the prior year. Revenue growth for the first quarter of 2019 was largely offset by revenue declines during the second quarter of 2019. Through disciplined pricing, we have passed through the increased costs of our contingent worker wages in a tightening labor market. Through cost control programs we have managed our SG&A costs in line with our plans.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except for percentages)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue from services	$153,530	$178,839	$311,574	$362,731
Segment profit	4,128	4,712	6,434	10,361
Percentage of revenue	2.7%	2.6%	2.1%	2.9%
PeopleManagement segment profit decreased 12.4% to $4 million, or 2.7% of revenue for the thirteen weeks ended June 30, 2019, compared to $5 million, or 2.6% of revenue for the same period in the prior year. The decline in revenue and related segment profit was primarily due to the loss of Amazon’s Canadian business in the second half of fiscal 2018 and volume and price reductions at another industrial workforce client. Additionally, PeopleManagement has been experiencing a slowing of demand attributable to lower volumes within the businesses of our clients. Segment profit as a percent of sales improved due to our continued focus on programs to reduce the cost of services and control SG&A expense in connection with declining revenues while also investing in growth initiatives.
For the twenty-six weeks ended June 30, 2019, PeopleManagement segment profit decreased 37.9% to $6 million, or 2.1% of revenue, compared to $10 million, or 2.9% of revenue for the same period in the prior year. The decline in revenue and related segment profit was primarily due to the loss of Amazon’s Canadian business in the second half of fiscal 2018 and volume and price reductions at another industrial workforce client. Additionally, PeopleManagement has been experiencing a slowing of demand attributable to lower volumes within the businesses of our clients. After declining in the first quarter, segment profit improved in the second quarter due to our continued focus on programs to reduce the cost of services and control SG&A expense in connection with declining revenues while also investing in growth initiatives.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except for percentages)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue from services	$65,803	$58,002	$133,243	$111,663
Segment profit	11,223	11,320	21,650	23,225
Percentage of revenue	17.1%	19.5%	16.2%	20.8%

Page - 25

MANAGEMENT'S DISCUSSION AND ANALYSIS

PeopleScout segment profit decreased 0.9% to $11 million, or 17.1% of revenue for the thirteen weeks ended June 30, 2019, compared to $11 million, or 19.5% of revenue for the same period in the prior year. The decline in segment profit margin is primarily driven by the acquisition of TMP and client mix, which is partially offset by continued efficiency gains in sourcing and recruiting activities. TMP margins are lower than those of PeopleScout due to the pass through nature of media-related purchases on behalf of certain clients. Client mix margins were impacted by less volume and lower margins on a large client that was re-priced to reflect a multi-year arrangement and loss of a higher margin client which was acquired by a strategic buyer in late 2018.

For the twenty-six weeks ended June 30, 2019, PeopleScout segment profit decreased 6.8% to $22 million, or 16.2% of revenue, compared to $23 million, or 20.8% of revenue for the same period in the prior year. The decline in segment profit margin is primarily driven by the lower margins of TMP, less volume and lower margins on a large client that was re-priced to reflect a multi-year arrangement, and loss of a higher margin client which was acquired by a strategic buyer in late 2018. The declines are partially offset by continued efficiency gains in sourcing and recruiting activities.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for fiscal 2019. These expectations are subject to revision as our business changes with the overall economy.

•
We expect additional pressure on our revenue trends in the third quarter of 2019 due primarily to widespread lower same-client demand as they continue to experience weaker volumes within their own businesses across most geographies and industries. PeopleReady, our largest segment, experienced year-over-year revenue declines in June which were higher than the average for the second quarter of 2019 and experienced lower demand during July. PeopleScout, our highest margin segment, passed the one year anniversary of the TMP acquisition in June 2019. PeopleScout will experience further pressure due to the continued impact of the loss of a key client that was acquired by a strategic buyer and reduced volumes at lower margins for a key client re-priced to reflect a multi-year arrangement. PeopleManagement, our lowest margin segment, is experiencing less demand from existing clients and will continue to experience the impact of the loss of several key clients in the prior year who largely insourced services previously outsourced to PeopleManagement.

•
We believe there is a changing pace of underlying economic activity in some of the industries we serve. Our belief is based on our same client revenue trends and the softening demand for our PeopleReady services. Given the project-based nature of PeopleReady’s business, we believe it is often an early indicator of changing demand patterns.

•
Our top priority continues to be the production of solid organic revenue and gross profit growth while leveraging our cost structure to increase income from operations as a percentage of revenue. We will continue to focus on disciplined pricing and management of increasing minimum wages, taxes and benefits. This was the first quarter in over two years that our bill rates grew faster than our pay rates and we expect to continue to pass through the higher cost of our temporary workers. Likewise, cost management programs to lower the cost of services and control operating expenses are key priorities to position the business for strong operating leverage and profitable long-term growth in the future.

•
We are committed to technological innovation to transform our business for a digital future that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access to workers and candidates, as well as improve the speed and ease of connecting our clients and workers for our staffing businesses and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce our PeopleReady dependence on local branches to find temporary workers and connect them with work. Examples include our new JobStack mobile application in the PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business.

Page - 26

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY

	Twenty-six weeks ended
(in thousands)	June 30, 2019	July 1, 2018
Net income	$27,682	$26,487
Adjustments to reconcile net income to net cash provided by operating activities	9,297	22,954
Net cash provided by operating activities	$36,979	$49,441

Net cash used in investing activities	$(2,694)	$(18,096)

Net cash used in financing activities	$(65,427)	$(22,267)
Cash flows from operating activities
Net cash provided by operating activities was $37 million for the twenty-six weeks ended June 30, 2019, compared to $49 million for the same period in the prior year. Net cash provided by operating activities for the twenty-six weeks ended June 30, 2019 was primarily due to net income of $28 million and net cash provided by accounts receivable of $16 million due to normal seasonal deleveraging and slowing demand for our services which is attributable to lower volumes within the businesses of our clients. This was partially offset by a decrease in accounts payable and accrued expenses of approximately $10 million due to timing of payments to facilitate the transition to our new enterprise resource planning system at the beginning of 2019. Additionally, our cost control programs further reduced accounts payable.
Cash flows from investing activities
Net cash used in investing activities was $3 million for the twenty-six weeks ended June 30, 2019, compared to $18 million for the same period in the prior year. Cash used in investing activities in the prior year was primarily due to an acquisition which was partially offset by a divestiture. Effective June 12, 2018, the company acquired all of the outstanding equity interests of TMP, through its subsidiary PeopleScout for a cash purchase price of $23 million, net of cash acquired of $7 million. See Note 2: Acquisition, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the purchase of TMP. Effective March 12, 2018, the company divested substantially all the assets and certain liabilities of its PlaneTechs business for a purchase price of $11 million, of which $9 million was received in cash during the twenty-six weeks ended July 1, 2018.
Cash flows from financing activities
Net cash used in financing activities was $65 million for the twenty-six weeks ended June 30, 2019, compared to $22 million for the same period in the prior year. Net cash used in financing activities was primarily due to net repayments on our Revolving Credit Facility of $55 million for the twenty-six weeks ended June 30, 2019 as compared to net draws of $21 million for the comparable period in the prior year. The draws on the Revolving Credit Facility enabled the pre-payment of the outstanding balance of our existing long-term debt of $22 million on June 25, 2018.
We repurchased $9 million of common stock during the twenty-six weeks ended June 30, 2019 as compared to $19 million for the same period in the prior year. As of June 30, 2019, $49 million remains available for repurchase of common stock under the current authorization.
CAPITAL RESOURCES
Revolving credit facility
On July 13, 2018, we entered into a credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. The agreement provides for a revolving line of credit of up to $300 million with an option, subject to lender approval, to increase the amount to $450 million, and matures in five years.

Page - 27

MANAGEMENT'S DISCUSSION AND ANALYSIS

Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At June 30, 2019, we had restricted cash and investments totaling $223 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 4: Restricted Cash and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our restricted cash and investments.
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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	June 30, 2019	December 30, 2018
Cash collateral held by workers’ compensation insurance carriers	$22,311	$22,264
Cash and cash equivalents held in Trust	24,721	28,021
Investments held in Trust	145,396	156,618
Letters of credit (1)	6,677	6,691
Surety bonds (2)	21,881	21,881
Total collateral commitments	$220,986	$235,475

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

(2)
Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier. These fees do not exceed 2.0% of the bond amount, subject to a minimum charge.

Page - 28

MANAGEMENT'S DISCUSSION AND ANALYSIS

The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days’ notice.
Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	June 30, 2019	December 30, 2018
Total workers’ compensation reserve	$259,337	$266,446
Add back discount on workers’ compensation reserve (1)	18,112	18,179
Less excess claims reserve (2)	(47,259)	(48,229)
Reimbursable payments to insurance provider (3)	5,977	7,866
Other (4)	(15,181)	(8,787)
Total collateral commitments	$220,986	$235,475

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At June 30, 2019, the weighted average discount rate was 2.1%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 30, 2019, the weighted average rate was 2.9%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $47 million and $48 million as of June 30, 2019 and December 30, 2018, respectively.
We continue to actively manage workers’ compensation expense through the safety of our temporary workers with our safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our

Page - 29

MANAGEMENT'S DISCUSSION AND ANALYSIS

workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Future outlook
We believe we are taking the right steps to expand our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of June 30, 2019, we had cash and cash equivalents of $23 million and $268 million available under our Revolving Credit Facility for total liquidity of $291 million.
We continue to return cash to shareholders through our stock buyback program. During the twenty-six weeks ended June 30, 2019, we repurchased $9 million of common stock. As of June 30, 2019, $49 million remains available for repurchase under the current authorization.
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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. The fair value of each reporting unit is a weighted average of the income and market valuation approaches. The income approach applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent annual impairment test ranged from 11.5% to 12.5%. We also apply a market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test. These combined fair values are reconciled to our aggregate market value of

Page - 30

MANAGEMENT'S DISCUSSION AND ANALYSIS

our shares of common stock outstanding on the date of valuation, resulting in a reasonable control premium of 15.2%. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater.
Based on our 2019 annual impairment test, the estimated fair value of our SIMOS reporting unit was in excess of its carrying value of $35 million by approximately 10%. There are two key clients that individually account for more than 10% of revenue for the SIMOS reporting unit. For each client we service multiple sites. The loss of a key client, or a significant number of key sites, could give rise to an impairment. Should any one of these events occur, we may need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill.
A discount rate of 12.5% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by approximately 1 percentage point, the forecasted revenue growth rate declines by approximately 3 percentage points, or gross margin as a percentage of revenue declines by approximately 1 percentage point, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we may need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill. We will continue to closely monitor the operational performance of this reporting unit.
All other reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment loss was recognized for the twenty-six weeks ended June 30, 2019. Based on our 2018 annual impairment test, all reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment loss recognized for the twenty-six weeks ended July 1, 2018.
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
We performed our annual indefinite-lived intangible asset impairment test for 2019 and 2018, and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the twenty-six weeks ended June 30, 2019 or July 1, 2018.
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
During the fiscal second quarter of 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2019.

Page - 31

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

Page - 32

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 6: Commitments and Contingencies, to our consolidated financial statements found in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	RISK FACTORS
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

Page - 33

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

Page - 34

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

Page - 35

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
Future acquisitions could result in incurring additional debt and contingent liabilities, an increase in interest expense, amortization expense, and charges related to integration costs. Additional indebtedness could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for an acquisition, which could result in dilution to our shareholders. Any acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock. Acquisitions can also result in the addition of goodwill and intangible assets to our financial statements, which we regularly review for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We may be required to record a significant charge in our financial statements during the period in which we determine an impairment of our acquired goodwill and intangible assets has occurred, which would negatively impact our financial results.

Page - 36

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

Page - 37

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
A portion of our business operations and support functions are located outside of the United States. These international operations are subject to a number of risks, including political and economic conditions in those foreign countries, foreign currency fluctuations, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We recently acquired operations in the United Kingdom, which could be negatively impacted as clients in the United Kingdom encounter uncertainties related to the potential exit from the European Union. We could also be exposed to fines and penalties under U.S. or foreign laws prohibiting improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the United States as a result of such changes, could adversely affect our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 30, 2019.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
04/01/2019 through 04/28/2019	2,618	$24.10	75,300	$50.7 million
04/29/2019 through 05/26/2019	2,843	$24.42	81,074	$48.8 million
05/27/2019 through 06/30/2019	2,842	$21.24	—	$48.8 million
Total	8,303	$23.23	156,374

(1)
During the thirteen weeks ended June 30, 2019, we purchased 8,303 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for shares repurchased under the share repurchase program during the period was $24.13.

(4)
On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of June 30, 2019, $48.8 million remains available for repurchase under the current authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 38

Item 5.	OTHER INFORMATION
None.

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

31.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1
Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

101
The following financial statements from the Company's 10-Q for the fiscal quarter ended June 30, 2019, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to consolidated financial statements.
X

Page - 39

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	7/29/2019
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	7/29/2019
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	7/29/2019
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 40