Form 10-Q
period 2019-09-29
TrueBlue, Inc.
filed 2019-10-28
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 29, 2019
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 14, 2019, there were 38,955,288 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	September 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$23,557	$46,988
Accounts receivable, net of allowance for doubtful accounts of $4,617 and $5,026	367,038	355,373
Prepaid expenses, deposits and other current assets	26,836	22,141
Income tax receivable	8,559	5,325
Total current assets	425,990	429,827
Property and equipment, net	61,218	57,671
Restricted cash and investments	227,043	235,443
Deferred income taxes, net	3,469	4,388
Goodwill	235,646	237,287
Intangible assets, net	77,338	91,408
Operating lease right-of-use assets	36,794	—
Workers’ compensation claims receivable, net	46,393	44,915
Other assets, net	17,154	13,905
Total assets	$1,131,045	$1,114,844
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$54,467	$62,045
Accrued wages and benefits	76,957	77,098
Current portion of workers’ compensation claims reserve	73,509	76,421
Operating lease current liabilities	14,161	—
Other current liabilities	7,385	9,962
Total current liabilities	226,479	225,526
Workers’ compensation claims reserve, less current portion	185,761	190,025
Long-term debt	43,800	80,000
Long-term deferred compensation liabilities	25,476	21,747
Operating lease long-term liabilities	24,896	—
Other long-term liabilities	3,968	6,107
Total liabilities	510,380	523,405

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 38,932 and 40,054 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(15,673)	(14,649)
Retained earnings	636,337	606,087
Total shareholders’ equity	620,665	591,439
Total liabilities and shareholders’ equity	$1,131,045	$1,114,844
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue from services	$636,793	$680,371	$1,777,739	$1,849,060
Cost of services	467,671	496,053	1,301,924	1,355,890
Gross profit	169,122	184,318	475,815	493,170
Selling, general and administrative expense	131,187	145,382	388,447	405,352
Depreciation and amortization	8,749	10,586	28,528	30,777
Income from operations	29,186	28,350	58,840	57,041
Interest expense	(715)	(1,357)	(2,097)	(3,602)
Interest and other income	1,186	1,017	3,948	4,498
Interest and other income (expense), net	471	(340)	1,851	896
Income before tax expense	29,657	28,010	60,691	57,937
Income tax expense	2,981	3,630	6,333	7,070
Net income	$26,676	$24,380	$54,358	$50,867

Net income per common share:
Basic	$0.69	$0.61	$1.39	$1.27
Diluted	$0.68	$0.61	$1.38	$1.26

Weighted average shares outstanding:
Basic	38,741	39,743	39,090	40,138
Diluted	39,213	40,073	39,479	40,417

Other comprehensive income:
Foreign currency translation adjustment	$(1,657)	$(595)	$(1,024)	$(3,900)
Comprehensive income	$25,019	$23,785	$53,334	$46,967
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(in thousands)	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$54,358	$50,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,528	30,777
Provision for doubtful accounts	5,997	10,140
Stock-based compensation	8,119	9,552
Deferred income taxes	1,058	2,638
Non-cash lease expense	11,087	—
Other operating activities	(1,701)	526
Changes in operating assets and liabilities:
Accounts receivable	(17,616)	(17,960)
Income tax receivable	(3,982)	(5,389)
Other assets	(9,449)	(12,110)
Accounts payable and other accrued expenses	(6,970)	3,179
Accrued wages and benefits	(141)	4,549
Workers’ compensation claims reserve	(7,176)	(8,405)
Operating lease liabilities	(11,297)	—
Other liabilities	1,723	262
Net cash provided by operating activities	52,538	68,626
Cash flows from investing activities:
Capital expenditures	(18,297)	(10,313)
Acquisition of business	—	(22,742)
Divestiture of business	215	10,414
Purchases of restricted investments	(22,597)	(11,747)
Maturities of restricted investments	28,976	17,021
Net cash used in investing activities	(11,703)	(17,367)
Cash flows from financing activities:
Purchases and retirement of common stock	(31,316)	(24,818)
Net proceeds from employee stock purchase plans	1,023	1,146
Common stock repurchases for taxes upon vesting of restricted stock	(1,934)	(2,539)
Net change in revolving credit facility	(36,200)	12,000
Payments on debt	—	(22,855)
Other	(203)	—
Net cash used in financing activities	(68,630)	(37,066)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	732	(583)
Net change in cash, cash equivalents and restricted cash	(27,063)	13,610
Cash, cash equivalents and restricted cash, beginning of period	102,450	73,831
Cash, cash equivalents and restricted cash, end of period	$75,387	$87,441
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,767	$3,395
Income taxes	9,230	9,832
Operating lease liabilities	13,280	—
Non-cash transactions:
Property and equipment purchased but not yet paid	945	1,229
Divestiture non-cash consideration	—	971
Right-of-use assets obtained in exchange for new operating lease liabilities	10,825	—
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The results of operations for the thirteen and thirty-nine weeks ended September 29, 2019, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.
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

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal-use software
We capitalize implementation costs incurred in a cloud computing arrangement that is a service contract. Capitalized implementation costs are recorded as a prepaid asset in other assets, net on our Consolidated Balance Sheets, with the related amortization recorded in SG&A expense. Software license fees incurred during the development period are expensed as incurred.
Goodwill and indefinite-lived intangible assets
We evaluate goodwill for impairment on an annual basis as of the first day of our fiscal second quarter, and whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in the business climate, operating performance indicators, competition, client engagement, legal factors, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our operating segments are PeopleReady, Centerline, Staff Management, SIMOS, PeopleScout, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.
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
Based on our 2019 annual impairment test, the estimated fair value of our SIMOS reporting unit was in excess of its carrying value by approximately 10%. The current value of goodwill is $35 million. There are two key clients that individually account for more than 10% of revenue for the SIMOS reporting unit. For each client, we service multiple sites. The loss of a key client, loss of a significant number of key sites, or a downturn in the economy could give rise to an impairment. Should any one of these events occur, we may need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill. We will continue to closely monitor the operational performance of this reporting unit. All other reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment loss recognized for the thirty-nine weeks ended September 29, 2019. Based on our 2018 annual impairment test, all reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment loss recognized for the thirty-nine weeks ended September 30, 2018.
We performed our annual indefinite-lived intangible asset impairment test for 2019 and 2018, and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended September 29, 2019 or September 30, 2018.
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

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recently issued accounting pronouncements not yet adopted
In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments. This guidance sets forth a current expected credit loss model, which requires the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance is effective for fiscal years beginning after December 15, 2019 (Q1 2020 for TrueBlue) with early adoption permitted. Although the impact upon adoption will depend on the financial instruments held at that time, we do not anticipate a significant impact on our financial statements based on the restricted held-to-maturity investments currently held, as described further in Note 4: Restricted Cash and Investments, and our historical experience of bad debt expense relating to trade accounts receivable. We plan to adopt this guidance on the effective date and are currently evaluating the impact on our accounting policies, processes, systems, and internal controls.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a significant impact on our financial statements and related disclosures.
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
We incurred acquisition and integration-related costs of $0.4 million and $1.2 million for the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively, and $1.6 million and $1.7 million for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively, which are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income and cash flows from operating activities on the Consolidated Statements of Cash Flows.

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
The following table sets forth the components of identifiable intangible assets, their estimated fair values and useful lives as of June 12, 2018:

(in thousands, except for estimated useful lives, in years)	Estimated fair value	Estimated useful life in years
Customer relationships - other	$2,809	3
Customer relationships - RPO	3,477	7
Trade names/trademarks	1,738	14
Total acquired identifiable intangible assets	$8,024

The results of TMP’s operations and cash flows reported for 2018 on our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows relate to the period from June 12, 2018 to September 30, 2018. Revenue from TMP included in our Consolidated Statements of Operations and Comprehensive Income was $17.9 million from the acquisition date to September 30, 2018, and $13.8 million and $40.7 million for the thirteen and thirty-nine weeks ended September 29, 2019, respectively. The acquisition of TMP was not material to our consolidated results of operations and as such, pro forma financial information was not required.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:    FAIR VALUE MEASUREMENT
Our assets measured at fair value on a recurring basis consisted of the following:

	September 29, 2019
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$23,557	$23,557	$—	$—
Restricted cash and cash equivalents	51,830	51,830	—	—
Cash, cash equivalents and restricted cash (1)	$75,387	$75,387	$—	$—

Municipal debt securities	$75,349	$—	$75,349	$—
Corporate debt securities	72,477	—	72,477	—
Agency mortgage-backed securities	1,640	—	1,640	—
U.S. government and agency securities	1,062	—	1,062	—
Restricted investments classified as held-to-maturity	$150,528	$—	$150,528	$—

Deferred compensation mutual funds	$27,859	$27,859	$—	$—

	December 30, 2018
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$46,988	$46,988	$—	$—
Restricted cash and cash equivalents	55,462	55,462	—	—
Cash, cash equivalents and restricted cash (1)	$102,450	$102,450	$—	$—

Municipal debt securities	$76,690	$—	$76,690	$—
Corporate debt securities	75,432	—	75,432	—
Agency mortgage-backed securities	2,531	—	2,531	—
U.S. government and agency securities	988	—	988	—
Restricted investments classified as held-to-maturity	$155,641	$—	$155,641	$—

Deferred compensation mutual funds	$23,363	$23,363	$—	$—

(1)	Cash, cash equivalents and restricted cash consist of money market funds, deposits and investments with original maturities of three months or less.
There were no material transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the thirty-nine weeks ended September 29, 2019 nor September 30, 2018.
NOTE 4:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	September 29, 2019	December 30, 2018
Cash collateral held by insurance carriers	$24,797	$24,182
Cash and cash equivalents held in Trust	23,459	28,021
Investments held in Trust	147,354	156,618
Deferred compensation mutual funds	27,859	23,363
Other restricted cash and cash equivalents	3,574	3,259
Total restricted cash and investments	$227,043	$235,443

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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of September 29, 2019 and December 30, 2018, were as follows:

	September 29, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$73,358	$1,991	$—	$75,349
Corporate debt securities	71,375	1,129	(27)	72,477
Agency mortgage-backed securities	1,622	21	(3)	1,640
U.S. government and agency securities	999	63	—	1,062
Total held-to-maturity investments	$147,354	$3,204	$(30)	$150,528

	December 30, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$76,750	$456	$(516)	$76,690
Corporate debt securities	76,310	30	(908)	75,432
Agency mortgage-backed securities	2,559	5	(33)	2,531
U.S. government and agency securities	999	—	(11)	988
Total held-to-maturity investments	$156,618	$491	$(1,468)	$155,641

The estimated fair value and gross unrealized losses of all investments classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 29, 2019 and December 30, 2018, were as follows:

	September 29, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$1,692	$—	$—	$—	$1,692	$—
Corporate debt securities	8,609	(13)	7,802	(14)	16,411	(27)
Agency mortgage-backed securities	293	(1)	308	(2)	601	(3)
Total held-to-maturity investments	$10,594	$(14)	$8,110	$(16)	$18,704	$(30)

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 30, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$12,803	$(74)	$22,638	$(442)	$35,441	$(516)
Corporate debt securities	22,567	(277)	44,463	(631)	67,030	(908)
Agency mortgage-backed securities	385	—	1,375	(33)	1,760	(33)
U.S. government and agency securities	988	(11)	—	—	988	(11)
Total held-to-maturity investments	$36,743	$(362)	$68,476	$(1,106)	$105,219	$(1,468)

The total number of held-to-maturity securities in an unrealized loss position as of September 29, 2019 and December 30, 2018 were 19 and 93, respectively. The unrealized losses were the result of interest rate increases. Since the decline in estimated fair value is attributable to changes in interest rates and not credit quality, and the company has the intent and ability to hold these debt securities until recovery of amortized cost or until maturity, we do not consider these investments other than temporarily impaired.
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	September 29, 2019
(in thousands)	Amortized cost	Fair value
Due in one year or less	$21,257	$21,277
Due after one year through five years	86,044	87,712
Due after five years through ten years	40,053	41,539
Total held-to-maturity investments	$147,354	$150,528

Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Equity investments
We hold mutual funds to support our deferred compensation liability. Unrealized gains and losses related to equity investments still held at September 29, 2019 and September 30, 2018, were $0.1 million unrealized losses, and $0.6 million unrealized gains, for the thirteen weeks then ended, respectively, and are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income. Unrealized gains related to equity investments still held at September 29, 2019 and September 30, 2018, were $3.1 million and $0.6 million for the thirty-nine weeks then ended, respectively.
NOTE 5:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our temporary and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 2.1% and 2.0% at September 29, 2019 and December 30, 2018, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years as of September 29, 2019.

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	September 29, 2019	December 30, 2018
Undiscounted workers’ compensation reserve	$277,395	$284,625
Less discount on workers’ compensation reserve	18,125	18,179
Workers’ compensation reserve, net of discount	259,270	266,446
Less current portion	73,509	76,421
Long-term portion	$185,761	$190,025

Payments made against self-insured claims were $47.3 million and $50.7 million for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 29, 2019 and December 30, 2018, the weighted average rate was 2.7% and 2.9%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims was $47.3 million and $48.2 million as of September 29, 2019 and December 30, 2018, respectively.
Workers’ compensation expense of $18.0 million and $17.8 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively. Workers’ compensation expense of $46.2 million and $52.2 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively.
NOTE 6:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	September 29, 2019	December 30, 2018
Cash collateral held by workers’ compensation insurance carriers	$22,456	$22,264
Cash and cash equivalents held in Trust	23,459	28,021
Investments held in Trust	147,354	156,618
Letters of credit (1)	6,677	6,691
Surety bonds (2)	22,462	21,881
Total collateral commitments	$222,408	$235,475

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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
Operating lease costs were comprised of the following:

	Thirteen weeks ended	Thirty-nine weeks ended
(in thousands)	September 29, 2019
Operating lease costs	$4,350	$12,985
Short-term lease costs	1,790	5,453
Other lease costs (1)	1,458	4,546
Total lease costs	$7,598	$22,984

(1)	Other lease costs include immaterial variable lease costs and sublease income.

Other information related to our operating leases was as follows:

September 29, 2019
Weighted average remaining lease term in years	3.5
Weighted average discount rate	5.0%

Future non-cancelable minimum lease payments under our operating lease commitments as of September 29, 2019, are as follows for each of the next five years and thereafter:

(in thousands)
Remainder of 2019	$4,219
2020	15,283
2021	11,195
2022	6,356
2023	4,123
2024	1,551
Thereafter	1,476
Total undiscounted future non-cancelable minimum lease payments (1)	44,203
Less: Imputed interest (2)	5,146
Present value of lease liabilities	$39,057

(1)	Operating lease payments exclude approximately $1.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:    SHAREHOLDERS’ EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Common stock shares
Beginning balance	40,058	40,595	40,054	41,098
Purchases and retirement of common stock	(1,115)	(203)	(1,505)	(961)
Issuances under equity plans, including tax benefits	(11)	87	355	316
Stock-based compensation	—	(7)	28	19
Ending balance	38,932	40,472	38,932	40,472

Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1

Retained earnings
Beginning balance	629,022	574,934	606,087	561,650
Net income	26,676	24,380	54,358	50,867
Purchases and retirement of common stock (1)	(22,239)	(5,752)	(31,316)	(24,818)
Issuances under equity plans, including tax benefits	19	249	(911)	(1,396)
Stock-based compensation	2,859	3,572	8,119	9,555
Change in accounting standard cumulative-effect adjustment (2)	—	—	—	1,525
Ending balance	636,337	597,383	636,337	597,383

Accumulated other comprehensive loss
Beginning balance, net of tax	(14,016)	(11,634)	(14,649)	(6,804)
Foreign currency translation adjustment	(1,657)	(595)	(1,024)	(3,900)
Change in accounting standard cumulative-effect adjustment (2)	—	—	—	(1,525)
Ending balance, net of tax	(15,673)	(12,229)	(15,673)	(12,229)

Total shareholders’ equity ending balance	$620,665	$585,155	$620,665	$585,155

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

(2)
As a result of our adoption of the accounting standard for equity investments issued by the FASB in January 2016, $1.5 million in unrealized gains, net of tax on equity securities previously classified as available-for-sale were reclassified from accumulated other comprehensive loss to retained earnings as of the beginning of fiscal 2018. There were no material reclassifications out of accumulated other comprehensive loss during the thirteen and thirty-nine weeks ended September 29, 2019.

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
Our effective tax rate for the thirty-nine weeks ended September 29, 2019 was 10.4%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate result from state and foreign income taxes, certain non-deductible expenses, tax-exempt interest, and tax effects of stock-based compensation.

NOTE 9:	NET INCOME PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income	$26,676	$24,380	$54,358	$50,867

Weighted average number of common shares used in basic net income per common share	38,741	39,743	39,090	40,138
Dilutive effect of non-vested restricted stock	472	330	389	279
Weighted average number of common shares used in diluted net income per common share	39,213	40,073	39,479	40,417

Net income per common share:
Basic	$0.69	$0.61	$1.39	$1.27
Diluted	$0.68	$0.61	$1.38	$1.26

Anti-dilutive shares	220	414	245	500

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
Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-premise at the client’s facility, through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:

•	Staff Management | SMX and SIMOS Insourcing Solutions: On–premise management and recruitment for the contingent industrial workforce of manufacturing, warehouse, and distribution facilities; and

•	Centerline Drivers: Recruitment and management of temporary and dedicated drivers to the transportation and distribution industries.
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
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue from services:
Contingent staffing
PeopleReady	$413,132	$428,665	$1,109,261	$1,122,960
PeopleManagement	159,315	181,199	470,889	543,930
Human resource outsourcing
PeopleScout	64,346	70,507	197,589	182,170
Total company	$636,793	$680,371	$1,777,739	$1,849,060

The following table presents a reconciliation of segment profit to income before tax expense:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Segment profit:
PeopleReady	$30,878	$31,230	$64,143	$63,953
PeopleManagement	3,381	6,169	9,815	16,530
PeopleScout	10,774	12,478	32,424	35,703
	45,033	49,877	106,382	116,186
Corporate unallocated	(5,769)	(6,469)	(16,680)	(20,001)
Work Opportunity Tax Credit processing fees	(240)	(241)	(720)	(700)
Acquisition/integration costs	(362)	(1,226)	(1,612)	(1,683)
Other costs	(727)	(3,005)	(2)	(5,984)
Depreciation and amortization	(8,749)	(10,586)	(28,528)	(30,777)
Income from operations	29,186	28,350	58,840	57,041
Interest and other income (expense), net	471	(340)	1,851	896
Income before tax expense	$29,657	$28,010	$60,691	$57,937

Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:    SUBSEQUENT EVENT
On October 16, 2019, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date.
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
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve growth and improve productivity. We connected approximately 730,000 people with work during fiscal 2018, and served approximately 151,000 clients in a wide variety of industries through our PeopleReady segment which offers industrial staffing services, our PeopleManagement segment which offers contingent and productivity-based on-site industrial staffing and driver staffing services, and our PeopleScout segment which offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) services.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue from services
Total company revenue declined 6.4% to $637 million for the thirteen weeks ended September 29, 2019, compared to the same period in the prior year, primarily due to less demand for our services attributable to lower volumes within the businesses of our clients. PeopleReady, our largest segment, experienced a revenue decline of 3.6%. PeopleManagement, our lowest margin segment, experienced a revenue decline of 12.1%. PeopleScout, our highest margin segment, experienced a revenue decline of 8.7%. In addition to less demand from existing clients, as previously reported, PeopleManagment continues to experience the impact of the loss of several key clients in the prior year and PeopleScout continues to experience the impact of the loss of a client in the prior year after being acquired by a strategic buyer, as well as substantially reduced project based recruiting volumes at another large industrial client due to adverse business conditions.
Gross profit
Total company gross profit as a percentage of revenue for the thirteen weeks ended September 29, 2019 was 26.6%, compared to 27.1% for the same period in the prior year. The decrease was primarily due to client mix and an increase in worker’s compensation expense.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense decreased by $14 million to $131 million representing 20.6% of revenue for the thirteen weeks ended September 29, 2019, compared to $145 million, or 21.4% of revenue for the same period in the prior year. The decrease in SG&A expense is primarily due to cost control programs, while continuing to invest in our digital growth initiatives.
Income from operations
Total company income from operations grew to $29 million, or 4.6% of revenue, for the thirteen weeks ended September 29, 2019, compared to $28 million, or 4.2% of revenue for the same period in the prior year. The decrease in gross profit from the decline in revenue was more than offset by the decrease in SG&A expense due to cost control programs.
Net income
Net income was $27 million, or $0.68 per diluted share for the thirteen weeks ended September 29, 2019, compared to $24 million, or $0.61 per diluted share for the same period in the prior year. The net income growth was primarily driven by improved operating results and lower interest expense as we have reduced our total debt to $44 million at the end of the third quarter of 2019 compared to $108 million at the end of the third quarter of 2018.
Additional highlights
We believe we are taking the right steps to expand our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of September 29, 2019, we had cash and cash equivalents of $24 million and $250 million available under our revolving credit agreement (“Revolving Credit Facility”) for total liquidity of $274 million.
We continue to return cash to shareholders through our share repurchase program. We repurchased an additional $22 million of common stock during the thirteen weeks ended September 29, 2019. As of September 29, 2019, $27 million remains available for repurchase of common stock under the current authorization. Additionally, our Board of Directors authorized an additional $100 million of share repurchases on October 16, 2019.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages and per share data)	September 29, 2019	% of revenue	September 30, 2018	% of revenue	September 29, 2019	% of revenue	September 30, 2018	% of revenue
Revenue from services	$636,793		$680,371		$1,777,739		$1,849,060
Total revenue growth (decline) %	(6.4)%		3.0%		(3.9)%		0.5%

Gross profit	$169,122	26.6%	$184,318	27.1%	$475,815	26.8%	$493,170	26.7%
Selling, general and administrative expense	131,187	20.6%	145,382	21.4%	388,447	21.9%	405,352	21.9%
Depreciation and amortization	8,749	1.4%	10,586	1.6%	28,528	1.6%	30,777	1.7%
Income from operations	29,186	4.6%	28,350	4.2%	58,840	3.3%	57,041	3.1%
Interest and other income (expense), net	471		(340)		1,851		896
Income before tax expense	29,657		28,010		60,691		57,937
Income tax expense	2,981		3,630		6,333		7,070
Net income	$26,676	4.2%	$24,380	3.6%	$54,358	3.1%	$50,867	2.8%

Net income per diluted share	$0.68		$0.61		$1.38		$1.26
We report our business as three distinct segments: PeopleReady, PeopleManagement and PeopleScout. See Note 10: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our service lines and reportable segments.

•
PeopleReady provides access to reliable workers in the United States, Canada and Puerto Rico through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people to work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, hospitality, general labor, and others. As of December 30, 2018, we had a network of 620 branches across all 50 states, Canada and Puerto Rico. Complementing our branch network is our mobile application, JobStackTM, which connects workers with jobs, creates a virtual exchange between our workers and clients, and allows our branch resources to expand their recruiting and sales efforts and service delivery. JobStack is helping to competitively differentiate our services, expand our reach into new demographics, and improve both service delivery and work order fill rates as we lead our business into a digital future.

•
PeopleManagement predominantly provides a wide range of on-premise contingent staffing and workforce management solutions to larger multi-site manufacturing and distribution clients. We use distinct brands to market our PeopleManagement contingent workforce solutions and operate as Staff Management | SMX (“Staff Management”), SIMOS Insourcing Solutions (“SIMOS”), and Centerline Drivers (“Centerline”). Staff Management specializes in recruitment and on-premise management of a facility’s contingent industrial workforce. SIMOS specializes in recruitment and on-premise management of warehouse/distribution operations to meet the growing demand for e-commerce and scalable supply chain solutions. Centerline specializes in dedicated and temporary truck drivers to the transportation and distribution industries.

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

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our thirty-nine weeks ended year-over-year trends are impacted by our acquisition on June 12, 2018 of TMP, a mid-sized RPO and employer branding services provider operating in the United Kingdom, which is the second largest RPO market in the world. We believe this acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities. The acquired operations expand and complement our PeopleScout services and are in the process of being fully integrated into this service line.
Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	September 29, 2019	Growth (decline) %	Segment % of total	September 30, 2018	Segment % of total
Revenue from services:
PeopleReady	$413,132	(3.6)%	64.9%	$428,665	63.0%
PeopleManagement	159,315	(12.1)	25.0	181,199	26.6
PeopleScout	64,346	(8.7)	10.1	70,507	10.4
Total company	$636,793	(6.4)%	100.0%	$680,371	100.0%

	Thirty-nine weeks ended
(in thousands, except percentages)	September 29, 2019	Growth (decline) %	Segment % of total	September 30, 2018	Segment % of total
Revenue from services:
PeopleReady	$1,109,261	(1.2)%	62.4%	$1,122,960	60.7%
PeopleManagement	470,889	(13.4)	26.5	543,930	29.4
PeopleScout	197,589	8.5	11.1	182,170	9.9
Total company	$1,777,739	(3.9)%	100.0%	$1,849,060	100.0%
PeopleReady
PeopleReady revenue declined to $413 million for the thirteen weeks ended September 29, 2019, a 3.6% decrease compared to the same period in the prior year, primarily due to slowing demand across most geographies and industries which is attributable to lower volumes within the businesses of our clients.
PeopleReady revenue declined to $1.1 billion for the thirty-nine weeks ended September 29, 2019, a 1.2% decrease compared to the same period in the prior year. Revenue growth in the first quarter of 2019 was more than offset by broad based declines across most industries and geographies during the second and third quarter of 2019. PeopleReady experienced slowing of demand primarily attributable to lower volumes within the businesses of our clients. We believe the decline was partially offset by the strategic use of our technology. Our industry-leading JobStack mobile application that connects workers with jobs is leading our business into a digital future. During the quarter, PeopleReady dispatched 1 million shifts via JobStack and achieved a digital fill rate of 40%. The mobile application is used by 19,000 clients with 87% worker adoption.
Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-ups. While we believe our pricing strategy is the right long-term decision, these actions can have an impact on our revenue trends in the near term.
PeopleManagement
PeopleManagement revenue declined to $159 million for the thirteen weeks ended September 29, 2019, a 12.1% decrease compared to the same period in the prior year. The decline included 3.2% due to the loss of Amazon’s Canadian business in the second half of fiscal 2018 when they insourced the recruitment and management of contingent labor for their warehouse fulfillment centers and 1.8% due to lower volume and price reductions with an existing retail client. The remaining decline of 7.1% was primarily due to slowing demand attributable to lower volumes within the business of our existing clients.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement revenue declined to $471 million for the thirty-nine weeks ended September 29, 2019, a 13.4% decrease compared to the same period in the prior year. The decline included 4.4% due to the loss of Amazon’s Canadian business, 2.7% due to substantially reduced volumes and price reductions with a large existing retail client, and 1.5% due to the divestiture of our PlaneTechs business in mid-March 2018. The remaining decline of 4.8% was primarily due to slowing demand attributable to lower volumes within the business of our existing clients.
PeopleScout
PeopleScout revenue declined to $64 million for the thirteen weeks ended September 29, 2019, an 8.7% decrease compared to the same period in the prior year. The decline included 7.3% due to substantially reduced project based recruiting volumes at a large client due to adverse business conditions and 1.9% due to the loss of a client that was acquired by a strategic buyer in the prior year.
PeopleScout revenue grew to $198 million for the thirty-nine weeks ended September 29, 2019, an 8.5% increase compared to the same period in the prior year. The increase is due primarily to the acquisition of TMP during the second quarter of 2018, which represents a 13.5% increase in PeopleScout’s revenue for the thirty-nine weeks ended September 29, 2019, compared to the same period in the prior year. Revenue growth was constrained primarily due to the loss of one client after being acquired by a strategic buyer in the prior year and substantially reduced project based recruiting volumes at another large industrial client due to adverse business conditions. Market interest in our RPO services remains strong and has been accentuated by our new talent acquisition technology, Affinix.
Gross profit
Gross profit was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Gross profit	$169,122	$184,318	$475,815	$493,170
Percentage of revenue	26.6%	27.1%	26.8%	26.7%
Total company gross profit as a percentage of revenue for the thirteen weeks ended September 29, 2019 was 26.6%, compared to 27.1% for the same period in the prior year. The decrease was primarily due to client mix and an increase in worker’s compensation expense at PeopleReady.
Total company gross profit as a percentage of revenue for the thirty-nine weeks ended September 29, 2019 was relatively flat at 26.8%, compared to 26.7% for the same period in the prior year. Gross margin improved due to lower workers compensation costs of 0.2% from additional insurance coverage in our staffing business associated with former workers’ compensation carriers that are in liquidation. Due to improvements in their balance sheets, these carriers are now covering a larger proportion of outstanding claims. Improvements to the gross margin of our staffing businesses were partially offset by declines to the PeopleScout gross margin due to lower margins with the acquired TMP business as a result of the pass-through nature of recruitment media purchases made on behalf of certain clients.
We continue to manage the rising cost of claims by reducing workplace accidents. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.
Selling, general and administrative expense
SG&A expense was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Selling, general and administrative expense	$131,187	$145,382	$388,447	$405,352
Percentage of revenue	20.6%	21.4%	21.9%	21.9%
Total company SG&A expense decreased by $14 million to $131 million, or 20.6% of revenue for the thirteen weeks ended September 29, 2019, compared to $145 million, or 21.4% of revenue for the same period in the prior year. The decrease in SG&A expense is primarily due to cost control programs, while continuing to invest in our digital growth initiatives.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

Total company SG&A expense decreased by $17 million to $388 million, or 21.9% of revenue for the thirty-nine weeks ended September 29, 2019, compared to $405 million, or 21.9% of revenue for the same period in the prior year. SG&A expense decreased primarily due to the impact of cost control programs, $2 million in costs eliminated with the PlaneTechs divestiture and accelerated stock compensation costs in the prior year associated with the CEO transition of $2 million. This decrease was partially offset by $3 million of net operating costs added by the acquisition of TMP and continuing investment in our digital growth initiatives.
Depreciation and amortization
Depreciation and amortization was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Depreciation and amortization	$8,749	$10,586	$28,528	$30,777
Percentage of revenue	1.4%	1.6%	1.6%	1.7%
Depreciation and amortization decreased primarily due to several intangible assets that were fully amortized in the second quarter of 2019, which resulted in a decline in amortization expense for the thirteen and thirty-nine weeks ended September 29, 2019.
Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Income tax expense	$2,981	$3,630	$6,333	$7,070
Effective income tax rate	10.1%	13.0%	10.4%	12.2%
Our effective tax rate for the thirty-nine weeks ended September 29, 2019 and September 30, 2018 was 10.4% and 12.2%, respectively. For the thirty-nine weeks ended September 29, 2019, we recognized $1.3 million of discrete tax benefits from prior year hiring credits.
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
A significant driver of fluctuations in our effective income tax rate is the Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage hiring of workers from certain disadvantaged targeted categories, and is generally calculated as a percentage of wages over a twelve month period up to worker maximums by targeted category. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted categories; 2) the targeted categories are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize additional prior year hiring credits if credits in excess of original estimates have been certified by government offices. WOTC was restored through December 31, 2019, as a result of the Protecting Americans from Tax Hikes Act of 2015. Approval from Congress will be required to extend WOTC beyond December 31, 2019.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

Changes to our effective tax rate as a result of hiring credits were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Effective income tax rate without adjustments below	26.3%	28.0%	27.3%	27.7%
Hiring credits estimate from current year wages	(14.8)	(14.0)	(14.8)	(14.0)
Additional hiring credits from prior year wages	(1.4)	(1.0)	(2.1)	(1.5)
Effective income tax rate	10.1%	13.0%	10.4%	12.2%
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
PeopleReady segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except for percentages)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue from services	$413,132	$428,665	$1,109,261	$1,122,960
Segment profit	30,878	31,230	64,143	63,953
Percentage of revenue	7.5%	7.3%	5.8%	5.7%
PeopleReady segment profit remained relatively flat at $31 million, or 7.5% of revenue for the thirteen weeks ended September 29, 2019, compared to $31 million, or 7.3% of revenue for the same period in the prior year. Revenue decline was primarily due to a slowing demand for our services which is attributable to lower volumes within the businesses of our clients. With the decline in revenue, we put in place additional cost control measures and have reduced SG&A costs in line with our plans. The increase in segment profit as a percent of sales is largely due to our cost control programs outpacing the decline in revenue.
For the thirty-nine weeks ended September 29, 2019, PeopleReady segment profit remained relatively flat at $64 million, or 5.8% of revenue, compared to $64 million, or 5.7% of revenue for the same period in the prior year. Revenue growth during the first quarter of 2019 was largely offset by revenue declines during the second and third quarters of 2019. Through disciplined pricing, we have passed through the increased costs of our contingent worker wages in a tightening labor market. Additionally, our cost control programs have reduced our SG&A costs in line with our plans.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except for percentages)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue from services	$159,315	$181,199	$470,889	$543,930
Segment profit	3,381	6,169	9,815	16,530
Percentage of revenue	2.1%	3.4%	2.1%	3.0%
PeopleManagement segment profit decreased to $3 million, or 2.1% of revenue for the thirteen weeks ended September 29, 2019, compared to $6 million, or 3.4% of revenue for the same period in the prior year. The decline in revenue and related segment profit was primarily due to the loss of Amazon’s Canadian business in the second half of fiscal 2018 and volume and price reductions

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

at another industrial workforce client. Additionally, PeopleManagement has been experiencing a slowing of demand attributable to lower volumes within the businesses of our clients. With the decline in revenue, we put in place additional cost control measures and have reduced SG&A costs in line with our plans while investing in targeted growth initiatives.
For the thirty-nine weeks ended September 29, 2019, PeopleManagement segment profit decreased to $10 million, or 2.1% of revenue, compared to $17 million, or 3.0% of revenue for the same period in the prior year. The decline in revenue and related segment profit was primarily due to the loss of Amazon’s Canadian business in the second half of fiscal 2018 and volume and price reductions at another large industrial workforce client. Additionally, PeopleManagement has been experiencing a slowing of demand attributable to lower volumes within the businesses of our clients. With the decline in revenue, we put in place cost control measures and have reduced SG&A costs in line with our plans.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except for percentages)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue from services	$64,346	$70,507	$197,589	$182,170
Segment profit	10,774	12,478	32,424	35,703
Percentage of revenue	16.7%	17.7%	16.4%	19.6%

PeopleScout segment profit decreased to $11 million, or 16.7% of revenue for the thirteen weeks ended September 29, 2019, compared to $12 million, or 17.7% of revenue for the same period in the prior year. The decline in segment profit and profit margin is primarily driven by the acquisition of TMP and client mix, which is partially offset by continued efficiency gains in sourcing and recruiting activities. TMP margins are lower than those of PeopleScout due to the pass through nature of media-related purchases on behalf of certain clients. Client mix margins were impacted by substantially reduced project based recruiting volumes at a large industrial client due to adverse business conditions and loss of another higher margin client which was acquired by a strategic buyer in late 2018.

For the thirty-nine weeks ended September 29, 2019, PeopleScout segment profit decreased to $32 million, or 16.4% of revenue, compared to $36 million, or 19.6% of revenue for the same period in the prior year. The decline in segment profit and profit margin is primarily driven by the lower margins of TMP, substantially reduced project based recruiting volumes at a large industrial client due to adverse business conditions and the loss of another higher margin client which was acquired by a strategic buyer in late 2018. The declines are partially offset by continued efficiency gains in sourcing and recruiting activities and cost control programs.
FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for fiscal 2019. These expectations are subject to revision as our business changes with the overall economy.

•
We expect additional pressure on our revenue trends in the fourth quarter of 2019 due primarily to widespread lower same-client demand as clients continue to experience weaker volumes within their own businesses across most geographies and industries. PeopleReady, our largest segment, experienced year-over-year revenue declines in the third quarter of 2019 and experienced additional revenue pressure in October. PeopleScout, our highest margin segment, passed the one year anniversary of the TMP acquisition in June 2019. PeopleScout will experience further pressure due to the continued impact of the loss of a key client that was acquired by a strategic buyer and substantially reduced recruiting project volumes at another large industrial client due to adverse business conditions. PeopleManagement, our lowest margin segment, is experiencing less demand from existing clients and will continue to experience the impact of the loss of several key clients in the prior year who largely insourced services previously outsourced to PeopleManagement. Similar to PeopleReady, PeopleManagement experienced additional revenue pressure from same client demand declines.

•
We believe there is a changing pace of underlying economic activity in some of the industries we serve. Our belief is based on our same client revenue trends and the softening demand for our PeopleReady services. Given the project-based nature of PeopleReady’s business, we believe it is often an early indicator of changing demand patterns. We remain focused on client expansion and retention, disciplined cost management and investing in our digital strategies, to differentiate our service offerings.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY

	Thirty-nine weeks ended
(in thousands)	September 29, 2019	September 30, 2018
Net income	$54,358	$50,867
Adjustments to reconcile net income to net cash provided by operating activities	(1,820)	17,759
Net cash provided by operating activities	$52,538	$68,626

Net cash used in investing activities	$(11,703)	$(17,367)

Net cash used in financing activities	$(68,630)	$(37,066)
Cash flows from operating activities
Net cash provided by operating activities was $53 million for the thirty-nine weeks ended September 29, 2019, compared to $69 million for the same period in the prior year. Net cash provided by operating activities is primarily due to net income of $54 million for the thirty-nine weeks ended September 29, 2019 and $51 million for the thirty-nine weeks ended September 30, 2018. Net cash used for accounts receivable remained largely unchanged from the prior year. However, accounts payable and accrued expenses decreased for the thirty-nine weeks ended September 29, 2019 compared to the same period in the prior year due primarily to timing of payments to facilitate the transition to our new enterprise resource planning system at the beginning of 2019 and timing of payments related to our workers compensation insurance program. Additionally, our cost control programs in response to slowing demand for our services further reduced accounts payable and accrued wages and benefits.
Cash flows from investing activities
Net cash used in investing activities was $12 million for the thirty-nine weeks ended September 29, 2019, primarily due to increased investment in software technology, consistent with our overall digital strategy.
Net cash used in investing activities was $17 million for the thirty-nine weeks ended September 30, 2018, primarily due to an acquisition which was partially offset by a divestiture. Effective June 12, 2018, the company acquired all of the outstanding equity interests of TMP, through its subsidiary PeopleScout for a cash purchase price of $23 million, net of cash acquired of $7 million. See Note 2: Acquisition, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the purchase of TMP. Effective March 12, 2018, the company divested substantially all the assets and certain liabilities of its PlaneTechs business for a purchase price of $11 million, of which $10 million was received in cash during the thirty-nine weeks ended September 30, 2018.
Cash flows from financing activities
Net cash used in financing activities was $69 million for the thirty-nine weeks ended September 29, 2019, compared to $37 million for the same period in the prior year. Net cash used in financing activities was primarily due to increased net repayments on our Revolving Credit Facility of $36 million for the thirty-nine weeks ended September 29, 2019 as compared to net draws of $12 million for the comparable period in the prior year. The draws on the Revolving Credit Facility enabled the pre-payment of the outstanding balance of our existing long-term debt of $22 million with Synovus Bank on June 25, 2018. Additionally, we repurchased $31 million of common stock during the thirty-nine weeks ended September 29, 2019 as compared to $25 million for the same period in the prior year. As of September 29, 2019, $27 million remains available for repurchase of common stock under the current authorization.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL RESOURCES
Revolving credit facility
On July 13, 2018, we entered into a credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. The agreement provides for a revolving line of credit of up to $300 million with an option, subject to lender approval, to increase the amount to $450 million, and matures in five years.
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At September 29, 2019, we had restricted cash and investments totaling $227 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 4: Restricted Cash and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details of our restricted cash and investments.
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

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	September 29, 2019	December 30, 2018
Cash collateral held by workers’ compensation insurance carriers	$22,456	$22,264
Cash and cash equivalents held in Trust	23,459	28,021
Investments held in Trust	147,354	156,618
Letters of credit (1)	6,677	6,691
Surety bonds (2)	22,462	21,881
Total collateral commitments	$222,408	$235,475

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	September 29, 2019	December 30, 2018
Total workers’ compensation reserve	$259,270	$266,446
Add back discount on workers’ compensation reserve (1)	18,125	18,179
Less excess claims reserve (2)	(47,278)	(48,229)
Reimbursable payments to insurance provider (3)	4,318	7,866
Other (4)	(12,027)	(8,787)
Total collateral commitments	$222,408	$235,475

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At September 29, 2019, the weighted average discount rate was 2.1%. The claim payments are made over an estimated weighted average period of approximately 4.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 29, 2019, the weighted average rate was 2.7%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims and the corresponding receivable for the insurance on excess claims were $47 million and $48 million as of September 29, 2019 and December 30, 2018, respectively.
We continue to actively manage workers’ compensation expense through the safety of our temporary workers with our safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the current and prior periods. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Future outlook
We believe we are taking the right steps to expand our operating margin and produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of September 29, 2019, we had cash and cash equivalents of $24 million and $250 million available under our Revolving Credit Facility for total liquidity of $274 million.
We continue to return cash to shareholders through our share repurchase program. During the thirty-nine weeks ended September 29, 2019, we repurchased $31 million of common stock. As of September 29, 2019, $27 million remains available for repurchase under the current authorization. Additionally, our Board of Directors authorized an additional $100 million of share repurchases on October 16, 2019.
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

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Based on our 2019 annual impairment test, the estimated fair value of our SIMOS reporting unit was in excess of its carrying value by approximately 10%. The current value of goodwill is $35 million. There are two key clients that individually account for more than 10% of revenue for the SIMOS reporting unit. For each client we service multiple sites. The loss of a key client, loss of a significant number of key sites, or a downturn in the economy could give rise to an impairment. Should any one of these events occur, we may need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill.
A discount rate of 12.5% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by approximately 1 percentage point, the forecasted revenue growth rate declines by approximately 3 percentage points, or gross margin as a percentage of revenue declines by approximately 1 percentage point, the carrying value of the reporting unit would exceed its fair value. Should any one of these events occur, we may need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill. We will continue to closely monitor the operational performance of this reporting unit.
All other reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment loss recognized for the thirty-nine weeks ended September 29, 2019. Based on our 2018 annual impairment test, all reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment loss recognized for the thirty-nine weeks ended September 30, 2018.
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
We performed our annual indefinite-lived intangible asset impairment test for 2019 and 2018, and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended September 29, 2019 or September 30, 2018.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.

Page - 31

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Item 4.	CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal third quarter of 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 29, 2019.
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

With the exception of the ERP system implementation described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
The demand for workforce solutions is highly dependent upon the state of the economy and upon the workforce needs of our clients, which creates uncertainty and volatility. National and global economic activity is slowed by many factors, including rising interest rates and global trade uncertainties. As economic activity slows, companies tend to reduce their use of temporary workers and reduce their recruitment of new employees. Significant declines in demand of any region or industry in which we have a major presence reduces the demand for our services and thereby significantly decreases our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ ability to pay for services we have already provided.
It is difficult for us to forecast future demand for our services due to the inherent uncertainty in forecasting the direction and strength of economic cycles and the project nature of our staffing assignments. The uncertainty can be exacerbated by volatile economic conditions, which has caused and may continue to cause clients to reduce or defer projects for which they utilize our services. The negative impact to our business sometimes occurs before a decline in economic activity is seen in the broader economy. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and investment necessary to profitably take advantage of growth opportunities.
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
We are dependent on obtaining workers’ compensation insurance coverage at commercially reasonable terms. Unexpected changes in claim trends on our workers’ compensation may negatively impact our financial condition.
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
We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers’ compensation program. Unexpected changes in claim trends, including the severity and frequency of claims, changes in state laws regarding benefit levels and allowable claims, actuarial estimates, or medical cost inflation, could result in costs that are significantly different than initially reported. There is a risk that we will not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.
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
The increased use of internet-based and mobile technology is attracting additional technology-oriented companies and resources to the staffing industry. Our candidates and clients increasingly demand technological innovation to improve the access to and delivery of our services. Our clients increasingly rely on automation, artificial intelligence and other new technologies to reduce their dependence on labor needs, which may reduce demand for our services and impact our operations. We face extensive pressure for lower prices and new service offerings and must continue to invest in and implement new technology and industry developments in order to remain relevant to our clients and candidates. If we are unable to do so, our business and results of operations may decline materially.
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
In the event that our debt levels increase, it could have significant consequences for the operation of our business including: requiring us to dedicate a significant portion of our cash flow from operations to servicing our debt rather than using it for our operations; limiting our ability to obtain additional debt financing for future working capital, capital expenditures, or other corporate purposes; limiting our ability to take advantage of significant business opportunities, such as acquisition opportunities; limiting our ability to react to changes in market or industry conditions; and putting us at a disadvantage compared to competitors with less debt.
The loss of, or continued reduction or substantial decline in revenue from, larger clients could have a material adverse effect on our revenues, profitability and liquidity.
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
Our temporary workers and employees may have access to or exposure to confidential information about applicants, candidates, temporary workers, other employees and clients. The security controls over sensitive or confidential information and other practices we, our clients and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
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

Page - 36

New business initiatives and changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. We may have difficulty managing growth or integrating acquired companies into our operating, financial planning, and financial reporting systems. Acquisitions and new business initiatives, including initiatives outside of our workforce solutions business, in new markets, or new geographies, could involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives or integrating acquired operations, or diverting management’s attention from our other businesses. The potential loss of key executives, employees, clients, suppliers, vendors, and other business partners of businesses we acquire may adversely impact the value of the assets, operations, or business we acquire. These events could cause material harm to our business, operating results, or financial condition.
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
We are subject to federal taxes, a multitude of state and local taxes in the United States, and taxes in foreign jurisdictions. We face continued uncertainty surrounding the 2017 Tax Cuts and Jobs Act and any reduction or change in tax credits which we utilize, such as the Work Opportunity Tax Credit. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation with tax authorities could materially harm our business. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.
Our Board of Directors has authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for a set aggregate purchase price. Although the Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate the company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of the repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the company’s common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that these share repurchases will enhance shareholder value because the market price of our common stock may decline below the level at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
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
We have outsourced certain aspects of our business to third-party vendors. These relationships subject us to risks including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile applications, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our clients. We are subject to the risks associated with the vendors’ inability to provide these services in a manner that meets our needs. If the cost of these services is more than expected, if we or the vendors fail to adequately protect our data and information is lost, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.
We face risks in operating internationally.
A portion of our business operations and support functions are located outside of the United States. These international operations are subject to a number of risks, including political and economic conditions in those foreign countries, foreign currency fluctuations, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We recently acquired operations in the United Kingdom, which could be negatively impacted as clients in the United Kingdom encounter uncertainties related to the United Kingdom’s potential exit from the European Union. We could also be exposed to fines and penalties under U.S. or foreign laws, for instance, the Foreign Corrupt Practices Act, prohibiting improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the United States resulting from such changes, could adversely affect our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 29, 2019.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
07/01/2019 through 07/28/2019	3,862	$21.72	—	$48.8 million
07/29/2019 through 08/25/2019	1,706	$19.72	578,314	$37.3 million
08/26/2019 through 09/29/2019	9,194	$20.23	525,923	$26.7 million
Total	14,762	$20.56	1,104,237

(1)
During the thirteen weeks ended September 29, 2019, we purchased 14,762 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for shares repurchased under the share repurchase program during the period was $19.95.

(4)
On September 15, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of September 29, 2019, $26.7 million remains available for repurchase under the current authorization.

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
X

101
The following financial statements from the Company’s 10-Q, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to consolidated financial statements.
X

104	Cover page interactive data file - The cover page from this Quarterly Report on Form 10-Q is formatted as Inline XBRL	X

Page - 39

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	10/28/2019
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	10/28/2019
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	10/28/2019
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 40