Form 10-K
period 2019-12-29
TrueBlue, Inc.
filed 2020-02-24
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 29, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2019, the aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant was approximately $0.8 billion.
As of January 31, 2020, there were 38,628,495 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 13, 2020, which will be filed no later than 120 days after the end of the fiscal year to which this report relates.

TrueBlue, Inc.

Page - 3

COMMENT ON FORWARD LOOKING STATEMENTS
Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “goal,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in our forward-looking statements, including the risks and uncertainties described in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K), and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K). We undertake no duty to update or revise publicly any of the forward-looking statements after the date of this report or to conform such statements to actual results or to changes in our expectations, whether because of new information, future events, or otherwise.
PART I

Item 1.	BUSINESS
OUR COMPANY
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. In 2019, we connected approximately 724,000 people with work and served approximately 139,000 clients. Our PeopleReady segment offers on-demand, industrial staffing, PeopleManagement segment offers contingent, on-site industrial staffing and commercial driver services, and PeopleScout segment offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions to a wide variety of industries. We are headquartered in Tacoma, Washington.
We began operations in 1989, specializing in on-demand general labor staffing services with the objective of providing clients with talent and flexible workforce solutions to enhance the performance of their businesses. We grew our on-demand, general labor staffing services through organic geographic expansion throughout the United States, Canada and Puerto Rico. Commencing in 2004, we began expanding through acquisitions to provide a full range of blue-collar staffing solutions, and to help our clients be more productive with a reliable contingent labor workforce to rapidly respond to changing business needs. In 2014, we expanded through acquisitions to provide complementary outsourced service offerings in permanent employment RPO and employer recruitment branding services, as well as outsourced management of clients’ contingent labor vendors.
BUSINESS OVERVIEW
We report our business as three reportable segments described below and in Note 16: Segment Information, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.
PeopleReady provides access to qualified workers in the United States, Canada and Puerto Rico through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people with work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, hospitality, and others.
PeopleReady helped approximately 138,000 clients in fiscal 2019 be more productive by providing easy access to dependable, blue-collar contingent labor. Through our PeopleReady service line, we connected approximately 317,000 people with work in fiscal 2019. We have a network of 614 branches across all 50 states, Canada and Puerto Rico. Complementing our branch network is our mobile application, JobStackTM, which connects workers with jobs, creates a virtual exchange between our workers and clients, and allows our branch resources to expand their recruiting, sales and service delivery efforts. JobStack is helping to competitively differentiate our services, expand our reach into new demographics, and improve both service delivery and work order fill rates as we lead our business into a digital future.

Page - 4

PeopleManagement provides recruitment and on-site management of a facility’s contingent industrial workforce. In comparison with PeopleReady, services are larger in scale, longer in duration, and dedicated service teams are located at the client’s facility. We provide scalable solutions to meet the volume requirements of labor-intensive manufacturing, distribution and fulfillment facilities. Our dedicated service teams work closely with on-site management as an integral part of the production and logistics process, managing all or a subset of the contingent labor for a facility or operational function. Client on-site staffing is large-scale sourcing, screening, recruiting and management of the contingent workforce at a client’s facility in order to achieve faster hiring, lower total cost of workforce, increased safety and compliance, improved retention, greater volume flexibility, and enhanced strategic decision-making through robust reporting and analytics. Client contracts are generally multi-year in duration and pricing is typically based on either an hourly or productivity-based cost per unit model. The productivity-based model leverages a strategically engineered on-site solution to incentivize performance improvements in cost, quality and on-time delivery using a fixed price-per-unit approach. Both models are impacted by factors such as geography, volume, job type, and degree of recruiting difficulty.

Effective December 30, 2019 (first day of our 2020 fiscal year), we combined our two on-site contingent industrial workforce operating segments, Staff Management | SMX and SIMOS Insourcing Solutions into one operating segment titled “On-site,” which continues to be reported under PeopleManagement. On-site includes our branded service offerings for hourly and productivity-based industrial staffing solutions serving the same industries and customers.
PeopleManagement also provides dedicated and contingent commercial truck drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline delivers compliant drivers specifically matched to each client’s needs, allowing them to improve productivity, control costs and deliver improved service.
Effective March 12, 2018, we divested the PlaneTechs, LLC business. For additional information, see Note 2: Acquisition and Divestiture, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.
PeopleScout provides RPO of end-to-end talent acquisition services from candidate sourcing and engagement through the onboarding of employees. Our solution is highly scalable and flexible, which allows for outsourcing of all or a subset of skill categories across a series of recruitment, hiring and onboarding steps. Our solution delivers improved talent quality and candidate experience, faster hiring, increased scalability, lower cost of recruitment, greater flexibility and increased compliance. Our clients outsource the recruitment process to PeopleScout in all major industries and jobs. We leverage our proprietary technology platform (AffinixTM) for sourcing, screening and delivering a permanent workforce, along with dedicated service delivery teams to work as an integrated partner with our clients. Client contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire and talent consulting fees. Pricing is impacted by factors such as geography, volume, job type, degree of recruiting difficulty, and the scope of outsourced recruitment and employer branding services included.
PeopleScout also includes our MSP business which manages our clients’ contingent labor programs including vendor selection, performance management, compliance monitoring and risk management. As the client’s exclusive MSP, we have dedicated service delivery teams which work as an integrated partner with our client to increase the productivity of their contingent workforce program.
Effective June 12, 2018, we acquired TMP Holdings LTD (“TMP”) through our PeopleScout subsidiary. Accordingly, the results associated with the acquisition are included in our PeopleScout operating segment. TMP is a mid-sized RPO and employer branding practice operating in the United Kingdom, which is the second largest RPO market in the world. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities. For additional information, see Note 2: Acquisition and Divestiture, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.
INDUSTRY AND MARKET DYNAMICS
The staffing industry, which includes our PeopleReady and PeopleManagement services, supplies contingent workforce solutions to minimize the cost and effort of hiring and managing permanent employees. This allows for rapid response to changes in business conditions through the ability to replace absent employees, fill new positions, and convert fixed or permanent labor costs to variable costs. Staffing companies act as intermediaries in matching available contingent workers to employer work assignments. Work

Page - 5

assignments vary widely in duration, skill level and required experience. The staffing industry is large and highly fragmented with many competing companies. No single company has a dominant share of the industry. Staffing companies compete both to recruit and retain a supply of contingent workers, and to attract and retain clients who will employ these workers. Client demand for contingent staffing services is dependent on the overall strength of the economy and workforce flexibility trends. This creates volatility for the staffing industry based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing contingent workforce solutions has increased due to low barriers to entry whereas during recessionary periods, the number of companies has decreased through consolidation, bankruptcies or other events.
Our solutions address the following key trends contributing to anticipated staffing growth:

•
Workforce flexibility: The staffing industry continues to experience increased demand in relation to total job growth as demand for a flexible workforce continues to grow with competitive and economic pressures to reduce costs, meet dynamic seasonal demands and respond to rapidly changing market conditions.

•	Workforce productivity: Companies are under increasing competitive pressures to improve productivity through workforce solutions that improve performance.

•
Worker preferences and access to talent: Workers are demanding more flexibility in how, when and where they work as well as access to contingent work opportunities through mobile technology. Baby boomers are leaving the workforce resulting in a talent shortage in what have traditionally been blue-collar trades. The remaining workers are in greater demand and have more power to find the employment situation they want.

The human resource outsourcing industry involves transitioning various functions handled by internal human resources and labor procurement to outside service providers on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, a tightening labor market, increased candidate expectations, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers. The human resource outsourcing industry includes RPO and MSP solutions which allow clients to more effectively find and engage high-quality talent, leverage talent acquisition technology, and scale their talent acquisition function to keep pace with changing business needs. PeopleScout is a leader in RPO and MSP services.
Our solutions address the following key trends contributing to anticipated RPO growth:

•
Scalability: RPO providers can add significant scalability to a company’s recruiting and hiring efforts, including accommodating seasonal, project or peak hiring needs without sacrificing quality, which enables clients to focus on their core business. Providers also help clients increase efficiency and drive better performance by standardizing processes, reducing time to fill, and onboarding the best fit talent into a client’s organization.

•
Talent access and engagement: As competition for qualified candidates increases, clients are relying on RPO providers to elevate the employer brand, build talent communities, create a world class candidate experience, leverage innovative talent technology, and facilitate effective recruitment marketing and candidate communication strategies.

•
Leveraging talent acquisition technology: Automation, artificial intelligence and machine learning are transforming talent acquisition. The fragmented talent technology ecosystem is becoming more crowded, with significant investments flowing in and new technology coming online rapidly. RPO providers are continuously identifying, evaluating and investing in new technology to leverage as part of their talent technology stack to best meet today’s candidate’s expectations of a personalized, mobile-optimized and efficient hiring process. RPO providers are uniquely positioned to successfully integrate and deploy new talent technology based on the volume of candidate engagements they manage and their understanding of the talent landscape, thereby reducing the investments required to be made by clients.

Our solutions address the following key trends contributing to anticipated MSP growth:

•
Vendor consolidation and cost savings: Vendor consolidation can achieve significant efficiencies through enhanced scale and cost advantages such as a single point of contact to manage multiple outside vendors, standardized contracts, consistency among contractors and processes, centralized invoicing and reporting, and maintaining robust performance tracking and analytics.

•
Access to talent: An MSP solution allows a company access to a large variety of staffing vendors with the efficiency of working with one supplier. An MSP can access numerous vendors to find the best talent at the best price more quickly, thereby delivering a better outcome for the client.

•
Compliance pressure: Demand for contingent employee sourcing and workforce vendor management solutions is driven by increasing worker eligibility legislation and compliance monitoring to ensure correct worker classification in order to properly

Page - 6

address tax withholding, overtime, Social Security, unemployment and health care obligations to avoid government penalties and lawsuits.
BUSINESS STRATEGY
Market leadership through organic growth of our specialized workforce solutions
Our clients have a variety of challenges in running their businesses, many of which are unique to the industries in which they operate, their competitive pressures and business performance. We are industry leaders dedicated to staffing solutions tailored to our clients’ needs and the industries in which they operate. Our differentiated solutions keep pace with their changing needs and are as follows:

•
We will continue to evaluate opportunities to expand our market presence for specialized blue-collar staffing services, expand our geographical reach through new physical locations, expand use of existing locations to provide the full range of blue-collar staffing services, and dispatch our contingent workers to areas without a physical location. Continued investment in specialized sales, recruiting and service expertise will create a more seamless experience for our clients to access all our services with more comprehensive solutions to enhance their performance and our growth. Our service lines offer complementary workforce solutions with unique value propositions to meet our clients’ demand for talent.

•
We will continue to invest in technology that increases our ability to attract more clients and employees as well as reduce the cost of delivering our services. We are committed to leveraging technology to improve the experience of our contingent workers, permanent employee candidates and clients. Our technological innovations make it easier for our clients to do business with us, and easier to connect contingent workers with work opportunities and candidates to permanent employment opportunities. We are making significant investments in online and mobile applications to improve the access, speed and ease of connecting our clients with high-quality contingent and permanent employee workforce solutions.

◦
Complementing our PeopleReady branch network is our JobStack platform which connects our contingent workers and clients through real time 24/7 digital exchange with easy-to-use mobile apps. JobStack currently fills a job every nine seconds and enables our branches to expand their recruiting, sales and service delivery efforts. JobStack is helping to competitively differentiate our services, expand our reach into new demographics, and improve both service delivery and work order fill rates as we lead our business into a digital future. Currently 87% of PeopleReady’s workers use JobStack to find on-demand work. In 2018, we introduced JobStack to our clients, and we ended 2019 with approximately 21,300 registered clients using JobStack to order workers, rate their performance, and approve their time worked. In 2019, approximately 48% of the orders filled by our PeopleReady branches were digitally filled through JobStack. We continue to expand functionality to further leverage this technology to transform our business, and further enhance our client and worker retention.

◦
Complementing our PeopleScout dedicated service delivery teams is our mobile-enabled cloud-based proprietary platform, Affinix, used for sourcing, screening and delivering a permanent workforce. Affinix creates a consumer-like candidate experience and streamlines the sourcing process. Affinix delivers speed and scalability while leveraging recruitment marketing, machine learning, predictive analytics and other emerging technology to make the end-to-end process seamless for the candidate. We will continue to invest in Affinix to further improve our ability to quickly and efficiently source the most attractive talent at the best price.

•
We are recognized as an industry leader for RPO services. The RPO industry is in the early majority stage of its adoption cycle, and therefore, we believe it has higher growth potential. We have a differentiated service that leverages innovative technology for high-volume sourcing and dedicated client service teams for connecting people to opportunities. We have a track record of helping our clients reduce the cost of hiring, add significant scalability to recruiting and hiring, and access numerous sources to quickly find the best talent, thereby delivering a better outcome for the client. Companies are facing rapidly changing employment demographics, a shortage of talent, and dynamic changes to how people connect with work opportunities. Our solution addresses these growing challenges. We expanded our services with the TMP acquisition, which increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients, and employer branding capabilities.

•
Our MSP solution is focused primarily on domestic middle-market companies with a growing dependence on contingent labor. Our managed service provider solutions have enabled our clients to efficiently source, engage, fulfill, measure and manage all categories of contingent and externally sourced labor. We believe our MSP solution is uniquely positioned to manage the full range of our clients’ labor needs.

Page - 7

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
During fiscal 2019, we served approximately 139,000 clients in industries including construction, energy, manufacturing, warehousing and distribution, waste and recycling, energy, transportation, retail, hospitality, general labor and many more. Our ten largest clients accounted for 16.5% of total revenue for fiscal 2019, 16.1% for fiscal 2018 and 17.6% for fiscal 2017. Our single largest client for fiscal 2019 accounted for 3.0% of total company revenue.
No single client represented more than 10.0% of total company revenue for fiscal 2019, 2018 or 2017.
EMPLOYEES
As of December 29, 2019, we employed approximately 6,200 full-time equivalent employees.
Contingent workers
We recruit contingent workers daily so that we can be responsive to the planned and unplanned needs of the clients we serve. We attract our pool of contingent workers through our proprietary mobile applications, online resources, extensive internal databases, advertising, job fairs and various other methods. We identify the skills, knowledge, abilities and personal characteristics of a contingent worker and match their competencies and capabilities to the client’s requirements. This enables our clients to obtain immediate value by placing a highly productive employee on the job site. We use a variety of proprietary programs and methods for identifying and assessing the skill level of our contingent workers when selecting a particular individual for a specific assignment and retaining those workers for future assignments. We believe that our programs and methods enable us to offer a higher quality of service by increasing productivity, decreasing turnover, reducing absenteeism and improving worker safety.
Workers come to us because of the flexibility we offer to fill a short-term financial need and/or provide longer-term contingent flexible labor opportunities. Workers may be assigned to different jobs and job sites, and their assignments could last for a few hours or extend for several weeks or many months. We provide our workers meaningful work and the opportunity to improve their skills. We provide a bridge to permanent, full-time employment for thousands of contingent workers each year. We are considered the legal employer of our workers, and laws regulating the employment relationship are applicable to our operations. We consider our relationships with our contingent workers to be good.
We remain focused and committed to worker safety. We have developed an integrated risk management program that focuses on loss analysis, education, and safety improvement programs to reduce our risk exposure and operational costs. We regularly analyze our workers’ compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us, price our services appropriately, and adjust our sales and operational approach in these areas. We have also developed educational materials for distribution to our clients and workers, as well as client site visits to address specific safety risks unique to their industry.
COMPETITION
Contingent staffing services
The staffing industry is large and highly fragmented with large publicly-held companies as well as privately-owned companies on a national, regional and local level. No single company has a dominant share of the industry. We compete primarily with local and regional companies. We also experience competition from internet-based companies providing a variety of flexible workforce solutions. The strongest staffing services competitor in a particular market is a company with established relationships and a track record of meeting the client’s needs.
Competition exists in attracting clients as well as qualified contingent workers. Competitive forces have historically limited our ability to raise our prices to immediately and fully offset the increased costs of doing business, some of which include increased contingent worker wages, costs for workers’ compensation, unemployment insurance and health care.

Page - 8

The most significant competitive factors are price, ability to promptly fill client orders, success in meeting clients’ expectations of recruiting contingent workers, and appropriately addressing client service issues. We believe we derive a competitive advantage from our service history, our specialized approach in serving the industries of our clients, and our mobile application, JobStack, which connects workers with jobs, and creates a virtual exchange between our workers and clients. JobStack is helping to competitively differentiate our services, expand our reach into new demographics, and improve our recruiting, sales and service delivery. Our national presence, industry specialization, investment in technology, and proprietary systems and processes together with specialized programs focused on worker safety, risk management, and legal and regulatory compliance are key differentiators from many of our competitors.
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
CYCLICAL AND SEASONAL NATURE OF OUR BUSINESS
The workforce solutions business has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Clients tend to use contingent workers to supplement their existing workforce and generally hire permanent workers when long-term demand is expected to increase. As a consequence, our revenue from services tends to increase quickly when the economy begins to grow. Conversely, our revenue from services decreases quickly when the economy begins to weaken and thus contingent staff positions are eliminated, permanent hiring is frozen and turnover replacement diminishes.
Our business experiences seasonal fluctuations for contingent staffing services. Demand is lower during the first and second quarters, due in part to limitations to outside work during the winter months and slowdown in manufacturing and logistics after the holiday season. Our working capital requirements are primarily driven by contingent worker payroll and client accounts receivable. Since receipts from clients lag payroll to contingent workers, working capital requirements increase substantially in periods of growth. Demand for contingent labor peaks during the third quarter for outdoor work and the fourth quarter for manufacturing, assembly, warehousing, distribution and logistics for the holiday season.
REGULATION
Our services are subject to a variety of complex federal and state laws and regulations. We continuously monitor legislation and regulatory changes for their potential effect on our business. We invest in technology and process improvements to implement required changes while minimizing the impact on our operating efficiency and effectiveness. Regulatory cost increases are passed through to our clients to the fullest extent possible.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For information regarding revenue from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in Note 16: Segment Information, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
Our Annual Report on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available, free of charge, on our website at www.trueblue.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Board Committee Charters are also posted to our website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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
The demand for workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility. National and global economic activity is slowed by many factors, including rising interest rates, political and legislative changes, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of contingent workers and recruitment of new employees. For example, we have recently experienced reduced demand from our construction and manufacturing customers. Significant declines in demand of any region or industry in which we have a major presence reduces the demand for our services and thereby significantly decreases our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ ability to pay for services we have already provided.
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
We may be unable to attract sufficient qualified contingent workers and candidates to meet the needs of our clients.
We compete to meet our clients’ needs for workforce solutions, therefore, we must continually attract qualified contingent workers and candidates to fill positions. Attracting qualified workers and candidates depends on factors such as desirability of the assignment, location, the associated wages and other benefits. Unemployment in the United States has been low in the past few years, and has recently decreased further, making it challenging to find sufficient eligible workers and candidates to meet our clients’ orders. Further increases in employment rates could increase these difficulties. We have experienced shortages of qualified workers and candidates and may experience such shortages in the future. Further, if there is a shortage, the cost to employ or recruit these individuals could increase and our ability to generate revenue would be harmed if we could not fill positions. If we are unable to pass those costs through to our clients, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our contingent workers. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
We may not achieve the intended effects of our business strategy which could negatively impact our results.
Our business strategy focuses on driving growth in our PeopleReady, PeopleManagement and PeopleScout business lines by investing in innovative technology, acquisitions and initiatives which drive organic growth. Our investments and acquisitions may not achieve our desired returns and the results of our initiatives may not be as expected or may be impacted by matters outside of our control. If we are unsuccessful in executing any of these strategies, we may not achieve our goal of revenue and profitability growth, which could negatively impact financial results.
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
Our temporary staffing services employ contingent workers. The wage rates we pay to contingent workers are based on many factors including government-mandated minimum wage requirements, payroll-related taxes and benefits. If we are not able to increase the fees charged to clients to absorb any increased costs related to these factors, our results of operations and financial condition could be adversely affected.

Page - 10

We offer our contingent workers in the United States government-mandated health insurance in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). Because the requirements, regulations, and interpretations of the ACA may change, the ultimate financial effect of the ACA is not yet known, and changes in its requirements and interpretations could increase or change our costs. In addition, because of the uncertainty surrounding a potential repeal or replacement of the ACA, we cannot predict with any certainty the likely impact of the ACA’s repeal or the adoption of any other health care reform legislation on our financial condition or operating results. Whether or not there is a change in health care legislation in the United States the costs of our health care expenditures may increase. If we are unable to comply with changes to the ACA, or any future health care legislation in the United States, or sufficiently raise the rates we charge our clients to cover any additional costs, such noncompliance or increases in costs could materially harm our business.
We may experience employment related claims, commercial indemnification claims and other legal proceedings that could materially harm our business.
We are in the business of employing people in the workplaces of our clients. We incur a risk of liability for claims relating to personal injury, wage and hour violations, immigration, discrimination, harassment and other liabilities arising from the actions of our clients and/or contingent workers. Some or all of these claims may give rise to negative publicity, investigations, litigation or settlements. We may incur costs or other material adverse impacts on our financial statements for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
We may have liability to our clients for the action or inactions of our employees, that may cause harm to our clients or third parties. In some cases, we must indemnify our clients for certain acts of our contingent workers or arising from our contingent workers presence on the client’s job site and certain clients have negotiated broad indemnification provisions. We may also incur fines, penalties, and losses that are not covered by insurance or negative publicity with respect to these matters.
We maintain insurance with respect to some potential claims and costs with deductibles. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. Should the final judgments or settlements exceed our insurance coverage, they could have a material effect on our business. Our ability to obtain insurance, its coverage levels, deductibles and premiums, are all dependent on market factors, our loss history, and insurance providers’ assessments of our overall risk profile. Further, we cannot be certain our current and former insurance carriers will be able to pay claims we make under such policies.
We are dependent on obtaining workers’ compensation and other insurance coverage at commercially reasonable terms. Unexpected changes in claim trends on our workers’ compensation may negatively impact our financial condition.
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
We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers’ compensation program. We have experienced unexpected changes in claim trends, including the severity and frequency of claims, changes in state laws regarding benefit levels and allowable claims, actuarial estimates, and medical cost inflation, and may experience such changes in the future which could result in costs that are significantly different than initially anticipated or reported and could cause us to record different reserves in our financial statements. There is a risk that we will not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.
We actively manage the safety of our contingent workers through our safety programs and actively control costs with our network of workers’ compensation related service providers. These activities have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. The benefit of these adjustments is likely to decline and there can be no assurance that we will be able to continue to reduce accident rates and control costs to produce these results in the future.
Some clients require extensive insurance coverage and request insurance endorsements that are not available under standard policies. There can be no assurance that we will be able to negotiate acceptable compromises with clients or negotiate appropriate

Page - 11

changes in our insurance contracts. An inability to meet client insurance requirements may adversely affect our ability to take on new clients or continue providing services to existing clients.
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
Advances in technology may disrupt the labor and recruiting markets and we must constantly improve our technology to meet the expectations of clients, candidates and employees.
The increased use of internet-based and mobile technology is attracting additional technology-oriented companies and resources to the staffing industry. Our candidates and clients increasingly demand technological innovation to improve the access to and delivery of our services. Our clients increasingly rely on automation, artificial intelligence, machine learning and other new technologies to reduce their dependence on labor needs, which may reduce demand for our services and impact our operations. We face extensive pressure for lower prices and new service offerings and must continue to invest in and implement new technology and industry developments in order to remain relevant to our clients and candidates. As a result of this increasing dependence upon technology, we must timely and effectively identify, develop, or license technology from third parties, and integrate such enhanced or expanded technologies into the solutions that we provide. In addition, our business relies on a variety of technologies, including those that support recruiting, hiring, paying, order management, billing, collecting, contingent worker data analytics and client data analytics. If we do not sufficiently invest in and implement new technology, or evolve our business at sufficient speed and scale, our business results of operations may decline materially. Acquiring technological expertise and developing new technologies for our business may require us to incur significant expenses and costs. For some solutions, we depend on key vendors and partners to provide technology and support. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be negatively affected.
Our business and operations have undergone, and will continue to undergo, significant change as we seek to improve our operational and support effectiveness, which if not managed could have an adverse outcome on our business and results of operations.
We have significantly changed our operations and internal processes in recent periods, and we will continue making similar changes, in order to improve our operational effectiveness. These efforts strain our systems, management, administrative, operations and financial infrastructure. For example, we are currently combining some of our operating segments. We believe these efforts are important to our long-term success. Managing and cascading these changes throughout the company will continue to require the further attention of our management team and refinement to our operational, financial and management controls, reporting systems and procedures. These activities will require ongoing expenditures and allocation of valuable management and employee resources. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition and results of operations may be harmed.
We are at risk of damage to our brands and reputation, which is important to our success.
Our ability to attract and retain clients, contingent workers, candidates, and employees is affected by external perceptions of our brands and reputation. Negative perceptions or publicity could damage our reputation with current or perspective clients and employees. Negative perceptions or publicity regarding our vendors, clients, or business partners may adversely affect our brand and reputation. We may not be successful in detecting, preventing, or negating all changes in or impacts on our reputation. If any factor, including poor performance or negative publicity, whether or not true, hurts our reputation, we may experience negative repercussions which could harm our business.
The expansion of social media platforms creates new risks and challenges that could cause damage to our brand and reputation.

The use of social media platforms, including social media websites and other forms of internet-based communications, has rapidly increased allowing individuals access to a broad audience of consumers and other interested parties. For example, unfavorable comments about a work site could make recruiting or hiring at that site more challenging. The inappropriate or unauthorized use of such platforms by our clients or employees could violate privacy laws, cause damage to our brand, or lead to litigation which could harm our business.

Page - 12

Our level of debt and restrictions in our credit agreement could negatively affect our operations and limit our liquidity and our ability to react to changes in the economy.
Extensions of credit under our revolving credit agreement (“Revolving Credit Facility”) are limited. Our Revolving Credit Facility contains restrictive covenants that require us to maintain certain financial conditions. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
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
In the event that our debt levels increase, it could have significant consequences for the operation of our business including requiring us to dedicate a significant portion of our cash flow from operations to servicing our debt rather than using it for our operations; limiting our ability to obtain additional debt financing for future working capital, capital expenditures, or other corporate purposes; limiting our ability to take advantage of significant business opportunities, such as acquisitions; limiting our ability to react to changes in market or industry conditions; and putting us at a disadvantage compared to competitors with less debt.
The loss of, continued reduction or substantial decline in revenue from larger clients could have a material adverse effect on our revenues, profitability and liquidity.
We experience revenue concentration with large clients. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients may terminate their contracts or materially reduce their requested levels of service at any time. Although we have no clients that represents over 10% of our consolidated revenue, there are clients that exceed 10% of revenues within some of our operating segments. The deterioration of the financial condition of a large client could have a material adverse effect on our business, financial condition, and results of operations. In addition, a significant change to the business, staffing or recruiting model of these clients, for example a decision to insource our services, has had and could again have a material adverse effect on our business, financial condition, and results of operations. The loss of, or reduced demand for our services from larger clients, has had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.
Failure of our information technology systems could adversely affect our operating results.
The efficient operation of our business and applications and services we provide is dependent on reliable technology. We rely on our information technology systems to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives, and provide services to clients. We rely heavily on proprietary and third-party information technology systems, mobile device technology data centers, cloud-based environments and other technology. We take various precautions and have enhanced controls around these systems, but information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases, power outages, hardware failures, computer viruses, malicious attacks, telecommunication failures, user errors or catastrophic events. The failure of technology and our applications and services, and our information systems to perform as anticipated could disrupt our business and result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.
Cyber security vulnerabilities and incidents could lead to the improper disclosure of information about our clients, candidates and employees.
Our business requires the use, processing, and storage of confidential information about applicants, candidates, contingent workers, other employees and clients. We use information technology and other computer resources to carry out operational and support activities and maintain our business records. We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, partners, and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.

Page - 13

Our systems and networks are vulnerable to computer viruses, malware, hackers and other security issues, including physical and electronic break-ins, disruptions from unauthorized access and tampering, social engineering attacks, impersonation of authorized users, and coordinated denial-of-services attacks. We have experienced cyber security incidents and attacks which have not had a material impact on our business or results of operations, however, there is no assurance that such impacts will not be material in the future. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Continued investments in cyber security will increase our costs and a failure to prevent access to our systems could lead to penalties, litigation, and damage to our reputation. Perceptions that we do not adequately protect the privacy of information could harm our relationship with clients and employees.
Data security, data privacy and data protection laws and other technology regulations increase our costs.
Laws and regulations related to privacy and data protection are evolving and generally becoming more stringent. We may fail to implement practices and procedures that comply with increasing international and domestic privacy regulations, such as the General Data Protection Regulations or the California Consumer Privacy Act. Several additional U.S. states have issued cyber security regulations that outline a variety of required security measures for protection of data. These regulations are designed to protect client, candidate, contingent worker, and employee data and require that we meet stringent requirements regarding the handling of personal data, including the use, protection and transfer of personal data. As these laws continue to change, we may be required to make changes to our services, solutions or products to meet the new legal requirements. Changes in these laws may increase our costs to comply as well as our potential costs through higher potential penalties for non-compliance. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
Improper disclosure of, or access to our clients’ information could materially harm our business.
Our contingent workers and employees may have access to or exposure to confidential information about applicants, candidates, contingent workers, other employees and clients. The security controls over sensitive or confidential information and other practices we, our clients and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
Failure to protect our intellectual property could harm our business, and we face the risk that our services or products may infringe upon the intellectual property rights of others.
We have invested in developing specialized technology and intellectual property, proprietary systems, processes and methodologies that we believe provide us a competitive advantage in serving clients. We cannot guarantee that trade secrets, trademark, and copyright law protections are adequate to deter misappropriation of our intellectual property, which is an important part of our business. We may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability and prevent us from offering some services or products to clients.
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
Acquisitions may have an adverse effect on our business.
We may continue making acquisitions a part of our business strategy. This strategy may be impeded, however, and we may not achieve our long-term growth goals if we cannot identify suitable acquisition candidates or if acquisition candidates are not available under acceptable terms. We may have difficulty integrating acquired companies into our operating, financial planning, and financial reporting systems and may not effectively manage acquired companies to achieve expected growth.
Future acquisitions could result in incurring additional debt and contingent liabilities, an increase in interest expense, amortization expense, and charges related to integration costs. Additional indebtedness could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for an acquisition, which could result in dilution to our shareholders. Any acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock. Acquisitions can also result in the addition of goodwill and intangible assets to our financial statements and we may be required to record a significant charge in our financial statements during the period in which we determine

Page - 14

an impairment of our acquired goodwill and intangible assets has occurred, which would negatively impact our financial results. The potential loss of key executives, employees, clients, suppliers, vendors, and other business partners of businesses we acquire may adversely impact the value of the assets, operations, or business we acquire. These events could cause material harm to our business, operating results or financial condition.
New business initiatives may have an adverse effect on our business.

We expect to continue adjusting the composition of our business lines and entering into new business initiatives as part of our business strategy. New business initiatives, strategic business partners or changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. New business initiatives, including initiatives outside of our workforce solutions business, in new markets, or new geographies, could involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. These events could cause material harm to our business, operating results or financial condition.
Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our clients. We believe our competitive advantage is providing unique solutions for each client, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service, technology and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals may be difficult to attract and hire. Our inability to recruit, train and motivate a sufficient number of qualified individuals may delay or affect the speed and quality of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates, or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.
We may have additional tax liabilities that exceed our estimates.
We are subject to federal taxes, a multitude of state and local taxes in the United States, and taxes in foreign jurisdictions. We face continued uncertainty surrounding the 2017 Tax Cuts and Jobs Act and any reduction or change in tax credits which we utilize, such as the Work Opportunity Tax Credit. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation with tax authorities could materially harm our business. Changes in interpretation of existing laws and regulations by a taxing authority could result in penalties and increased costs in the future. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
The price of our common stock may fluctuate significantly, which may result in losses for investors.
The market price for our common stock may be subject to significant volatility. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, changes in general economic conditions; announcement of new services or acquisitions by us or our competitors; changes in financial estimates or other statements by securities analysts; changes in industry trends or conditions; regulatory developments and any major change in our board or management. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of listed companies. These broad market and industry factors may impact the price of our common stock, regardless of our operating performance.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.
Our Board of Directors has authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for a set aggregate purchase price, and we may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase program or otherwise. Although the Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate the company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of the repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the company’s common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and

Page - 15

could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that these share repurchases will enhance shareholder value because the market price of our common stock may decline below the level at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
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
We have outsourced certain aspects of our business to third-party vendors. These relationships subject us to risks including disruptions in our business and increased costs. For example, we license software from third parties, much of which is central to our systems and our business. The licenses are generally terminable if we breach our obligations under the license agreements. If any of these relationships were terminated, or if any of these parties were to cease doing business or supporting the applications we currently utilize, we may be forced to spend significant time and money to replace the licensed software. In addition, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile applications, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our clients. We are subject to the risks associated with the vendors’ inability to provide these services in a manner that meets our needs. If the cost of these services is more than expected, if we or the vendors fail to adequately protect our data and information is lost, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.
We face risks in operating internationally.
A portion of our business operations and support functions are located outside of the United States. These international operations are subject to a number of risks, including political and economic conditions in those foreign countries, foreign currency fluctuations, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We recently acquired operations in the United Kingdom, which could be negatively impacted as clients in the United Kingdom encounter uncertainties related to the United Kingdom’s exit from the European Union. We could also be exposed to fines and penalties under U.S. or foreign laws, for instance, the Foreign Corrupt Practices Act, prohibiting improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the United States resulting from such changes, could adversely affect our operations.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
We lease building space for all our PeopleReady branches, except for two that we own in Florida, and our PeopleManagement recruitment offices. In addition, we lease office spaces for our PeopleReady, PeopleManagement, and PeopleScout centralized support functions. Under the majority of our leases, we have the right to terminate the lease with 90 days’ notice. We do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. Management believes all our facilities are currently suitable for their intended use.

Page - 16

Item 3.	LEGAL PROCEEDINGS
See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 17

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI.
Holders of the corporation’s common stock
We had approximately 503 shareholders of record as of January 31, 2020. This number does not include shareholders for whom shares were held in “nominee” or “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if a dividend were paid, it would be subject to the covenants of our revolving credit agreement, which may have the effect of restricting our ability to pay dividends.
Stock repurchases
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 29, 2019.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
09/30/2019 through 10/27/2019	3,030	$21.12	280,154	$120.8 million
10/28/2019 through 11/24/2019	4,458	$23.03	17,600	$120.4 million
11/25/2019 through 12/29/2019	5,243	$23.20	62,838	$119.0 million
Total	12,731	$22.65	360,592

(1)
During the thirteen weeks ended December 29, 2019, we purchased 12,731 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for shares repurchased under the share repurchase program during the period was $21.51.

(4)
On September 17, 2017, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. As of December 29, 2019, $19.0 million remains available for repurchase. On October 16, 2019, our Board of Directors authorized an additional $100 million share repurchase program of our outstanding common stock. These share repurchase programs do not obligate us to acquire any particular amount of common stock and do not have expiration dates.

TrueBlue stock comparative performance graph
The following graph depicts our stock price performance from December 26, 2014 through December 29, 2019, relative to the performance of the S&P SmallCap 600 Index and S&P 1500 Human Resources and Employment Services Index.
All indices shown in the graph have been reset to a base of 100 as of December 26, 2014 and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.

Page - 18

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Total return analysis	2014	2015	2016	2017	2018	2019
TrueBlue, Inc.	$100	$117	$109	$121	$96	$104
S&P SmallCap 600 Index	100	99	123	140	127	156
S&P 1500 Human Resources and Employment Services Index	100	106	117	148	123	152

Page - 19

Item 6.	SELECTED FINANCIAL DATA
The following selected financial data is derived from our audited consolidated financial statements. The data below should be read in conjunction with Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Summary consolidated financial and operating data
as of and for the fiscal years ended (1)

Statements of operations data:	(52 weeks)			(53 weeks)	(52 weeks)
(in thousands, except per share data)	2019	2018	2017	2016	2015
Revenue from services	$2,368,779	$2,499,207	$2,508,771	$2,750,640	$2,695,680
Cost of services	1,742,621	1,833,607	1,874,298	2,070,922	2,060,007
Gross profit	626,158	665,600	634,473	679,718	635,673
Selling, general and administrative expense	522,430	550,632	510,794	546,477	495,988
Depreciation and amortization	37,549	41,049	46,115	46,692	41,843
Goodwill and intangible asset impairment charge	—	—	—	103,544	—
Interest and other income (expense), net	3,865	1,744	(14)	(3,345)	(1,395)
Income (loss) before tax expense (benefit)	70,044	75,663	77,550	(20,340)	96,447
Income tax expense (benefit)	6,971	9,909	22,094	(5,089)	25,200
Net income (loss)	$63,073	$65,754	$55,456	$(15,251)	$71,247

Net income (loss) per diluted share	$1.61	$1.63	$1.34	$(0.37)	$1.71

Weighted average diluted shares outstanding	39,179	40,275	41,441	41,648	41,622

Balance sheet data(2):
(in thousands)	2019	2018	2017	2016	2015
Working capital	$190,927	$204,301	$215,860	$176,668	$314,989
Total assets	1,136,155	1,114,844	1,109,031	1,130,445	1,259,442
Long-term liabilities	279,376	297,879	341,765	354,131	495,893
Total liabilities	510,182	523,405	554,184	605,266	723,869

(1)
In the fourth quarter of fiscal 2016, we changed our fiscal year-end from the last Friday in December to the Sunday closest to the last day in December. In addition, the 2016 fiscal year included 53 weeks, with the 53rd week falling in our fourth quarter. All other years presented include 52 weeks.

(2)	Fiscal year 2015 data has been impacted by the adoption and retrospective application of ASU 2015-17, which classifies all deferred income taxes as non-current.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our accompanying consolidated financial statements (“financial statements”) with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our financial statements.
OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. In 2019, we connected approximately 724,000 people with work and served approximately 139,000 clients. We report our business as three reportable segments: PeopleReady, PeopleManagement and PeopleScout. Our PeopleReady segment offers on-demand, industrial staffing; PeopleManagement segment offers contingent, on-site industrial staffing and commercial driver services; and PeopleScout segment offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions to a wide variety of industries. See Note 16: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our operating and reportable segments.
We experienced challenges in fiscal 2019, evidenced by a 5.2% revenue decline and a 4.1% decline in net income. Some of the decline in revenue was expected and came from a small number of large clients that experienced issues within their businesses. As the year unfolded, we saw a broader softening in revenue trends, similar to other industrial staffing providers, as clients pulled back in response to lower volumes. While overall job data was positive for the United States, the contingent portion, which makes up approximately 2% of the workforce, experienced a pull back as businesses used contingent services more sparingly in light of economic uncertainty.
Fiscal 2019 highlights
Revenue from services
Total company revenue declined 5.2% to $2.4 billion, for the year ended December 29, 2019, compared to the prior year. This decline was primarily driven by less demand for our services attributable to lower volumes within the businesses of our clients and continued economic uncertainty. Revenue trends slowed over the course of the year as clients moderated contingent labor spend. Declines were broad-based across multiple geographies and industries with manufacturing experiencing the most pressure.
PeopleReady, our largest segment, experienced a revenue decline of 3.2%, due primarily to less demand for our services and continued economic uncertainty. PeopleManagement, our lowest margin segment, experienced a revenue decline of 11.8%. In addition to less demand from existing clients, PeopleManagement experienced the impact of the loss of several key clients in the prior year. PeopleScout, our highest margin segment, experienced revenue growth of 1.4%. Our year-over-year PeopleScout trends are impacted by our acquisition on June 12, 2018 of TMP Holdings LTD (“TMP”). The TMP acquisition contributed 9.9% growth to PeopleScout for the year ended December 29, 2019, compared to the prior year. In addition to less demand from existing clients, PeopleScout continues to experience the impact of the loss of a large client after being acquired in the first quarter of 2019 and lower volume and margin on another large industrial client due to adverse business conditions.
Gross profit
Total company gross profit as a percentage of revenue for the year ended December 29, 2019 was 26.4%, compared to 26.6% for the prior year. The decrease was primarily due to client mix, partially offset by a decrease to workers’ compensation cost.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense decreased by $29 million to $522 million, or 22.1% of revenue for the year ended December 29, 2019, compared to $551 million, or 22.0% of revenue for the prior year. The decrease in SG&A expense is primarily due to cost control programs, while remaining committed to investing in customer acquisition and retention initiatives to drive growth, and our digital strategies to differentiate our services and grow market share.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income from operations
Total company income from operations was $66 million, or 2.8% of revenue for the year ended December 29, 2019, compared to $74 million, or 3.0% of revenue for the prior year. The decrease in gross profit from the decline in revenue was largely offset by the decrease in SG&A expense due to cost control programs.
Net income
Net income was $63 million, 2.7% of revenue or $1.61 per diluted share for the year ended December 29, 2019, compared to $66 million, 2.6% of revenue or $1.63 per diluted share for the prior year. The net income decline was primarily driven by declining income from operations partially offset by lower interest expense due to a lower debt balance of $37 million at the end of 2019 compared to $80 million at the end of 2018.
Additional highlights
We believe we are taking the right steps with our disciplined cost management to address the continued economic uncertainty and slowed contingent labor spend while investing in strategic growth initiatives to produce long-term growth for shareholders. We also believe we are in a strong financial position to fund working capital needs for growth opportunities. As of December 29, 2019, we had cash and cash equivalents of $38 million and $257 million available under our revolving credit agreement (“Revolving Credit Facility”) for total liquidity of $295 million.
We continue to return cash to shareholders through our share repurchase program. We repurchased $39 million of common stock during the fiscal year ended December 29, 2019, which leaves $119 million available under the existing authorizations.
RESULTS OF OPERATIONS
The following table presents selected financial data for fiscal 2019 compared to fiscal 2018 for the total company:

	Years ended
(in thousands, except percentages and per share data)	2019	% of revenue	2018	% of revenue
Revenue from services	$2,368,779		$2,499,207
Total revenue decline %	(5.2)%		(0.4)%

Gross profit	$626,158	26.4%	$665,600	26.6%
Selling, general and administrative expense	522,430	22.1%	550,632	22.0%
Depreciation and amortization	37,549	1.6%	41,049	1.6%
Income from operations	66,179	2.8%	73,919	3.0%
Interest and other income (expense), net	3,865		1,744
Income before tax expense	70,044		75,663
Income tax expense	6,971		9,909
Net income	$63,073	2.7%	$65,754	2.6%

Net income per diluted share	$1.61		$1.63
We report our business as three reportable segments described below and in Note 16: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K. We do not have any off-balance sheet arrangements.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

•
PeopleReady provides access to reliable workers in the United States, Canada and Puerto Rico through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people to work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, hospitality, and others. PeopleReady helped approximately 138,000 clients in fiscal 2019 to be more productive by providing easy access to dependable, blue-collar contingent labor. Through our PeopleReady service line, we connected approximately 317,000 people with work in fiscal 2019. We have a network of 614 branches across all 50 states, Canada and Puerto Rico. Complementing our branch network is our mobile application, JobStackTM, which connects workers with jobs, creates a virtual exchange between our workers and clients, and allows our branch resources to expand their recruiting and sales efforts and service delivery. JobStack is helping to competitively differentiate our services, expand our reach into new demographics, and improve both service delivery and work order fill rates as we lead our business into a digital future.

•
PeopleManagement predominantly provides a wide range of on-site contingent staffing and workforce management solutions to larger multi-site manufacturing, distribution and fulfillment clients. In comparison with PeopleReady, services are larger in scale, longer in duration, and dedicated service teams are located at the client’s facility. Effective December 30, 2019 (first day of our 2020 fiscal year), we combined our two on-site contingent industrial workforce operating segments, Staff Management | SMX (“Staff Management”) and SIMOS Insourcing Solutions (“SIMOS”) into one operating segment titled “On-site,” which continues to be reported under PeopleManagement. On-site includes our branded service offerings for hourly and productivity-based industrial staffing solutions serving the same industries and similar customers. PeopleManagement also includes Centerline Drivers (“Centerline”), which specializes in dedicated and contingent commercial truck drivers to the transportation and distribution industries. Effective March 12, 2018, we divested the PlaneTechs, LLC (“PlaneTechs”) business from our PeopleManagement reportable segment.

•
PeopleScout provides recruitment process outsourcing of end-to-end talent acquisition services from candidate sourcing and engagement through the onboarding of employees. Our solution is highly scalable and flexible, which allows for the outsourcing of all or a subset of skill categories across a series of recruitment, hiring and onboarding steps. Our solution delivers improved talent quality and candidate experience, faster hiring, increased scalability, lower cost of recruitment, greater flexibility, and increased compliance. Our clients outsource the recruitment process to PeopleScout in all major industries and jobs. We leverage our proprietary technology platform (AffinixTM) for sourcing, screening and delivering a permanent workforce, along with dedicated service delivery teams to work as an integrated partner with our clients. Affinix uses artificial intelligence and machine learning to search the web and source candidates, which means we can create the first slate of candidates for a job posting within minutes rather than days.

Our year-over-year trends are impacted by our acquisition on June 12, 2018 of TMP, a mid-sized RPO and employer branding services provider operating in the United Kingdom, which is the second largest RPO market in the world. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities. This acquisition expands and complements our PeopleScout services and has been integrated into this operating segment.
Our PeopleScout reportable segment also includes a managed service provider business, which provides clients with improved quality and spend management of their contingent labor vendors.
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

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue from services
Revenue from services by reportable segment was as follows:

	Years ended
(in thousands, except percentages)	2019	Growth (decline) %	Segment % of total	2018	Segment % of total
Revenue from services:
PeopleReady	$1,474,062	(3.2)%	62.2%	$1,522,076	60.9%
PeopleManagement	642,233	(11.8)	27.1	728,254	29.1
PeopleScout	252,484	1.4	10.7	248,877	10.0
Total company	$2,368,779	(5.2)%	100.0%	$2,499,207	100.0%
Total company revenue declined to $2.4 billion for the year ended December 29, 2019, a 5.2% decrease compared to the prior year.
PeopleReady
PeopleReady revenue declined to $1.5 billion for the year ended December 29, 2019, a 3.2% decrease compared to the prior year. The revenue decline was primarily due to less demand for our services attributable to lower volumes within the businesses of our clients and continued economic uncertainty. Revenue trends slowed over the course of the year as clients moderated contingent labor spend. Declines were broad-based across multiple geographies and industries.
We believe the decline was partially offset by the strategic use of our industry-leading JobStack mobile application that digitally connects workers with jobs. During fiscal 2019, PeopleReady dispatched 4 million shifts via JobStack and achieved a digital fill rate of 48%. The mobile application is used by 21,300 clients with 87% worker adoption, which is up 8.7% and 62.6%, respectively, compared to the prior year.
Wage growth has accelerated due to various minimum wage increases and a need for higher wages to attract talent in tight labor markets. We have increased bill rates for the higher wages, payroll burdens and our traditional mark-ups. While we believe our pricing strategy is the right long-term decision, these actions can have an impact on our revenue trends in the near term.
PeopleManagement
PeopleManagement revenue declined to $642 million for the year ended December 29, 2019, an 11.8% decrease compared to the prior year. The decline included 3.3% from the loss of Amazon’s Canadian business in the second half of 2018 when they insourced the recruitment and management of contingent labor for their warehouse fulfillment centers, 2.1% from the substantially reduced volumes and price reductions with a large existing retail client, and 1.1% from the divestiture of our PlaneTechs business in mid-March 2018. The remaining decline of 5.3% was primarily due to slowing demand attributable to lower volumes within the business of our existing clients and continued economic uncertainty.
PeopleScout
PeopleScout revenue grew to $252 million for the year ended December 29, 2019, an 1.4% increase compared to the prior year. The increase was due primarily to the acquisition of TMP during the second quarter of 2018, which represents a 9.9% increase in PeopleScout’s revenue for the year ended December 29, 2019, compared to the prior year. Revenue growth was constrained primarily due to the loss of one large client after being acquired by a strategic buyer in the prior year and substantially reduced project-based recruiting volumes at another large client, which declined throughout the year due to adverse business conditions resulting in no order volume in the fourth quarter of 2019.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross profit
Gross profit was as follows:

	Years ended
(in thousands, except percentages)	2019	2018
Gross profit	$626,158	$665,600
Percentage of revenue	26.4%	26.6%
Gross profit as a percentage of revenue declined to 26.4% for the year ended December 29, 2019, compared to 26.6% for the prior year. The decline was primarily due to client mix, which was partially offset by lower workers’ compensation costs. The lower workers’ compensation costs of 0.2% was from additional insurance coverage in our staffing business associated with former workers’ compensation carriers that are in liquidation. This was due to improvements in their balance sheets which allowed these carriers to cover a larger proportion of outstanding claims.
Improvements to the gross margin of our staffing businesses were more than offset by declines to the PeopleScout gross margin primarily due to the lower margins associated with the acquired TMP business due to the pass-through nature of recruitment media purchases made on behalf of certain clients, the loss of one large client after being acquired by a strategic buyer in the prior year and substantially reduced project-based recruiting volumes at another large client due to adverse business conditions.
We continue to manage the rising cost of claims by reducing workplace accidents. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs. For additional discussion on the adjustments to our workers’ compensation liability, see the “Workers’ compensation insurance, collateral and claims reserves” section within Liquidity and Capital Resources.
Selling, general and administrative expense
SG&A expense was as follows:

	Years ended
(in thousands, except percentages)	2019	2018
Selling, general and administrative expense	$522,430	$550,632
Percentage of revenue	22.1%	22.0%
Total company SG&A expense decreased by $29 million to $522 million, or 22.1% of revenue for the year ended December 29, 2019, compared to $551 million, or 22.0% of revenue for the prior year. The decrease in SG&A expense was primarily due to cost control programs, while remaining committed to investing in customer acquisition and retention initiatives to drive growth and our digital strategies to differentiate our services and grow market share.
Depreciation and amortization
Depreciation and amortization was as follows:

	Years ended
(in thousands, except percentages)	2019	2018
Depreciation and amortization	$37,549	$41,049
Percentage of revenue	1.6%	1.6%
Depreciation and amortization decreased primarily due to several intangible assets which became fully amortized in the second quarter of 2019, which resulted in a decline in amortization expense for the year ended December 29, 2019.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income taxes
The income tax expense and the effective income tax rate were as follows:

	Years ended
(in thousands, except percentages)	2019	2018
Income tax expense	$6,971	$9,909
Effective income tax rate	10.0%	13.1%
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
Our effective tax rate for the year ended December 29, 2019 was 10.0% compared to 13.1% for the prior year. A significant driver of fluctuations in our effective income tax rate is the Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage hiring of workers from certain disadvantaged targeted categories and is generally calculated as a percentage of wages over a twelve month period up to worker maximums by targeted category. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted categories; 2) the targeted categories are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize additional prior year job credits if credits in excess of original estimates have been certified by government offices. WOTC was extended through December 31, 2020 as a result of the Further Consolidated Appropriations Act of 2020 (H.R. 1865). Approval from Congress will be required to extend WOTC beyond December 31, 2020.
Changes to our effective tax rate as a result of WOTC and other job tax credits were as follows:

	Years ended
	2019	2018
Effective income tax rate without adjustments below	28.1%	29.1%
WOTC job credits estimate from current year wages	(15.8)	(14.6)
WOTC additional job credits from prior year wages	(1.9)	(1.4)
Other job tax credits	(0.4)	—
Effective income tax rate	10.0%	13.1%
See Note 13: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional information.
Segment performance
We evaluate performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other adjustments not considered to be ongoing. See Note 16: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our reportable segments, as well as a reconciliation of segment profit to income before tax expense.
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income in the Consolidated Statements of Operations and Comprehensive Income in accordance with accounting principles generally accepted in the United States of America and may not be comparable to similarly titled measures of other companies.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady segment performance was as follows:

	Years ended
(in thousands, except percentages)	2019	2018
Revenue from services	$1,474,062	$1,522,076
Segment profit	$82,106	$85,998
Percentage of revenue	5.6%	5.7%
PeopleReady segment profit declined to $82 million, or 5.6% of revenue for the year ended December 29, 2019, compared to $86 million, or 5.7% of revenue for the prior year. The decline was primarily due to less demand for our services attributable to lower volumes within the businesses of our clients and continued economic uncertainty. Revenue trends slowed over the course of the year as clients moderated contingent labor spend. Declines were broad based across multiple geographies and industries. The decline in revenue was largely offset by our cost control programs which have reduced our SG&A expense in line with our plans.
PeopleManagement segment performance was as follows:

	Years ended
(in thousands, except percentages)	2019	2018
Revenue from services	$642,233	$728,254
Segment profit	$12,593	$21,627
Percentage of revenue	2.0%	3.0%
PeopleManagement segment profit decreased to $13 million, or 2.0% of revenue for the year ended December 29, 2019, compared to $22 million, or 3.0% of revenue for the prior year. The decline in revenue and related segment profit was primarily due to the loss of Amazon’s Canadian business in the second half of fiscal 2018 and volume and price reductions at another large industrial workforce client. Additionally, PeopleManagement experienced lower volumes due to our clients experiencing slowing demand in their businesses. Due to the decline in revenue, we put in place cost control measures and have reduced SG&A expense in line with our plans.
PeopleScout segment performance was as follows:

	Years ended
(in thousands, except percentages)	2019	2018
Revenue from services	$252,484	$248,877
Segment profit	$37,831	$47,383
Percentage of revenue	15.0%	19.0%
PeopleScout segment profit decreased to $38 million, or 15.0% of revenue for the year ended December 29, 2019, compared to $47 million, or 19.0% of revenue for the prior year. The decline in segment profit and profit margin was primarily driven by the acquisition of TMP and client mix. TMP margins are lower than those of PeopleScout due to the pass-through nature of media-related purchases on behalf of certain clients. Client mix margins were impacted by substantially reduced project-based recruiting volumes at a large industrial client due to adverse business conditions and the loss of another higher margin client which was acquired by a strategic buyer in late 2018. Due to the decline in segment profit, we put in place cost control measures and have reduced SG&A expense in line with our plans.
FISCAL 2018 AS COMPARED TO FISCAL 2017
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 30, 2018 for discussion of fiscal 2018 compared to fiscal 2017.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUTURE OUTLOOK
We have limited visibility into future demand for our services. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our expectations regarding operating trends for fiscal 2020. These expectations are subject to revision as our business changes with the overall economy.

•
We expect additional pressure on our revenue trends in 2020 due primarily to a widespread decline in same client demand as clients continue to experience weaker volumes within their own businesses across most geographies and industries. PeopleReady, our largest segment, experienced year-over-year revenue declines in 2019 and experienced growing revenue pressure as the year progressed. Similar to PeopleReady, PeopleManagement, our lowest margin segment, experienced less demand from existing clients and continued economic uncertainty. PeopleScout, our highest margin segment, passed the one-year anniversary of the TMP acquisition in June 2019. PeopleScout will experience further pressure due to the continued impact of the loss of a key client that was acquired by a strategic buyer which will anniversary in the first quarter of 2020 and substantially reduced project-based recruiting volumes at another large industrial client due to adverse business conditions which will anniversary in the third quarter of 2020. We expect continued challenges in the industrial markets we serve, but we are encouraged by recent improvements in the demand trend for PeopleReady services.

•
We believe there is a changing pace of underlying economic activity in some of the industries we serve. Our belief is based on our same client revenue trends and the softening demand for our PeopleReady services. Given the project-based nature of PeopleReady’s business, we believe it is often an early indicator of changing demand patterns. We remain focused on client expansion and retention, disciplined cost management, and investing in our digital strategies to differentiate our service offerings.

•
We are committed to technological innovation to transform our business for a digital future that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access to workers and candidates, as well as improve the speed and ease of connecting our clients and workers for our staffing businesses, and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce our PeopleReady dependence on local branches to find contingent workers and connect them with work. Examples include our new JobStack mobile application in the PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business. PeopleReady’s JobStack app has filled more than six million shifts since its inception and is currently filling a job every nine seconds. PeopleScout’s Affinix is helping clients improve time to fill, candidate flow and candidate satisfaction. We believe our digital strategies provide further opportunity to differentiate our services, capture additional market share and deliver industry-leading growth.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY
Cash flows from operating activities
Our cash flows from operating activities for fiscal 2019 as compared to fiscal 2018 were as follows:

	Years ended
(in thousands)	2019	2018
Net income	$63,073	$65,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,549	41,049
Provision for doubtful accounts	7,661	10,042
Non-cash lease expense, net of changes in operating lease liabilities	(355)	—
Stock-based compensation	9,769	13,876
Other operating activities	(326)	3,225
Changes in operating assets and liabilities, net of amounts acquired and divested:
Accounts receivable	5,450	11,640
Income tax receivable	(6,480)	(996)
Change in all other assets	(12,575)	(12,928)
Workers’ compensation claims reserve	(10,828)	(7,877)
Change in all other liabilities	593	1,907
Net cash provided by operating activities	$93,531	$125,692
Net cash provided by operating activities was $94 million for the year ended December 29, 2019, compared to $126 million for the prior year. Net cash provided by operating activities is primarily due to net income of $63 million for the year ended December 29, 2019 compared to $66 million for the prior year.
Changes to adjustments to reconcile net income to net cash provided by operating activities for fiscal 2019 were primarily due to:

•
Depreciation and amortization decreased primarily due to certain fixed assets and intangible assets becoming fully depreciated during the prior year. Additionally, a greater portion of our investment funds are being directed toward non-capitalized third-party cloud-based solutions.

•
Provision for doubtful accounts decreased primarily due to the overall reduction in revenue during fiscal 2019. Additionally, 2019 benefited from the recovery of receivables which had been reserved for in 2018 when a customer filed for bankruptcy protection.

•	Stock-based compensation decreased primarily due to $4 million of accelerated stock compensation costs associated with the CEO transition in fiscal 2018.
Changes to operating assets and liabilities, net of amounts acquired and divested for fiscal 2019 were primarily due to:

•
The decrease in accounts receivable in fiscal 2019 was primarily due to the decline in revenue due to less demand for our services attributable to lower volumes within the businesses of our clients. This was partially offset by higher days sales outstanding due to continued economic uncertainty and longer payment terms.

•	The increase in income tax receivable in fiscal 2019 was primarily due to delays in foreign jurisdiction processing of refunds and higher than expected WOTC benefits.

•
Change in all other assets decreased primarily due to unrealized gains on deferred compensation assets as both equity and bond markets strengthened into fiscal 2019, verses unrealized losses in fiscal 2018 after a sharp decline in equity markets in the fourth quarter of 2018.

•
Generally, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services declines, as is the case in the current and prior year. Additionally, our worker safety programs have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in each period. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows from investing activities
Our cash flows from investing activities for fiscal 2019 as compared to fiscal 2018 were as follows:

	Years ended
(in thousands)	2019	2018
Capital expenditures	$(28,119)	$(17,054)
Acquisition of business, net of divestiture of business	215	(12,155)
Purchases and sales of restricted investments	18,483	8,694
Net cash used in investing activities	$(21,631)	$(20,515)
Net cash used in investing activities was $22 million for the year ended December 29, 2019, compared to $21 million for the prior year.

•
Capital expenditures increased in fiscal 2019 primarily due to investments in a cost savings initiative to upgrade our telephone system to voice over internet protocol, an expansion of our India shared services center, a computer hardware upgrade cycle, and further investment in software technology to support our digital strategy.

•
Net cash used in investing activities in fiscal 2018 was impacted by the acquisition of the outstanding equity interests of TMP for a cash purchase price of $23 million, net of cash acquired of $7 million. The acquisition was partially offset by the divestiture of all the assets and certain liabilities of our PlaneTechs business for a sales price of $11 million. See Note 2: Acquisition and Divestiture, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the purchase of TMP and divestiture of PlaneTechs.

•
Restricted investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs. The decrease in the cash provided by the selling of securities was primarily due to lower collateral requirements from our workers’ compensation insurance providers, as well as the timing of collateral payments.

Cash flows from financing activities
Our cash flows from financing activities for fiscal 2019 as compared to fiscal 2018 were as follows:

	Years ended
(in thousands)	2019	2018
Purchases and retirement of common stock	$(38,826)	$(34,818)
Net proceeds from employee stock purchase plans	1,329	1,503
Common stock repurchases for taxes upon vesting of restricted stock	(2,222)	(3,404)
Net change in Revolving Credit Facility	(42,900)	(15,900)
Payments on debt	—	(22,397)
Other	(296)	—
Net cash used in financing activities	$(82,915)	$(75,016)
Net cash used in financing activities was $83 million for the year ended December 29, 2019, compared to $75 million for the prior year.

•
During fiscal 2019, we repurchased $39 million of common stock as compared to $35 million for the prior year. As of December 29, 2019, $119 million remains available for repurchase of common stock under existing authorizations.

•
During fiscal 2019, we increased net repayments on our Revolving Credit Facility of $43 million as compared to $16 million for the comparable period in the prior year. Draws on the Revolving Credit Facility during fiscal 2018 enabled the pre-payment of the outstanding balance of our existing long-term debt of $22 million with Synovus Bank on June 25, 2018.

FISCAL 2018 AS COMPARED TO FISCAL 2017
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 30, 2018 for discussion of fiscal 2018 compared to fiscal 2017.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL RESOURCES
Revolving credit facility
See Note 8: Long-term Debt, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our Revolving Credit Facility.
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At December 29, 2019, we had restricted cash and investments totaling $231 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 4: Restricted Cash and Investments, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our restricted cash and investments.
We established investment policy directives for the Trust with the first priority to preserve capital, second to ensure sufficient liquidity to pay workers’ compensation claims, third to diversify the investment portfolio and fourth to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S. agency debentures, U.S. agency mortgages, corporate securities and municipal securities. For those investments rated by nationally recognized statistical rating organizations the minimum ratings at time of purchase are:

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

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	December 29, 2019	December 30, 2018
Cash collateral held by workers’ compensation insurance carriers	$22,256	$22,264
Cash and cash equivalents held in Trust	23,681	28,021
Investments held in Trust	149,373	156,618
Letters of credit (1)	6,202	6,691
Surety bonds (2)	20,731	21,881
Total collateral commitments	$222,243	$235,475

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	December 29, 2019	December 30, 2018
Total workers’ compensation reserve	$255,618	$266,446
Add back discount on workers’ compensation reserve (1)	19,316	18,179
Less excess claims reserve (2)	(45,253)	(48,229)
Reimbursable payments to insurance provider (3)	8,121	7,866
Other (4)	(15,559)	(8,787)
Total collateral commitments	$222,243	$235,475

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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

Page - 32

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	the impact of safety initiatives; and

•	positive or adverse development of claims.
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 29, 2019, the weighted average discount rate was 2.0%. The claim payments are made over an estimated weighted average period of approximately 5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 29, 2019, the weighted average rate was 2.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims was $45 million and $48 million as of December 29, 2019 and December 30, 2018, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $45 million as of December 29, 2019 and December 30, 2018.
The following table provides an analysis of changes in our workers’ compensation claims reserves:

	Years ended
(in thousands)	2019	2018
Beginning balance	$266,446	$274,323
Self-insurance reserve expenses related to current year, net	78,367	79,874
Payments related to current year claims (1)	(14,997)	(17,413)
Payments related to claims from prior years (1)	(48,177)	(47,242)
Changes to prior years’ self-insurance reserve, net (2)	(21,748)	(24,899)
Amortization of prior years’ discount (3)	(1,393)	2,404
Net change in excess claims reserve (4)	(2,880)	(601)
Ending balance	255,618	266,446
Less current portion	73,020	76,421
Long-term portion	$182,598	$190,025

(1)	Payments made against self-insured claims are made over a weighted average period of approximately 5 years at December 29, 2019.

(2)	Changes in reserve estimates are reflected in cost of services on the Consolidated Statement of Operations and Comprehensive Income in the period when the changes are made.

(3)
The discount is amortized over the estimated weighted average life. In addition, any changes to the estimated weighted average lives and corresponding discount rates for actual payments made are reflected in cost of services on the Consolidated Statement of Operations and Comprehensive Income in the period when the changes in estimates are made.

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

We continue to actively manage workers’ compensation cost through the safety of our contingent workers with our safety programs and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the current and prior periods. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Future outlook
We believe we are in a strong financial position to fund working capital needs for growth opportunities. As of December 29, 2019, we had cash and cash equivalents of $38 million and $257 million available under our Revolving Credit Facility for total liquidity of $295 million.

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

We continue to return cash to shareholders through our share repurchase program. During the year ended December 29, 2019, we repurchased $39 million of common stock. As of December 29, 2019, $119 million remains available for repurchase of common stock under existing authorizations.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the foreseeable future.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a summary of our contractual obligations as of the end of fiscal 2019. We expect to fund these commitments with existing cash and cash equivalents, restricted cash and investments, and cash flows from operations.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest and fees (1):	$31,861	$1,610	$30,251	$—	$—
Workers’ compensation claims (2)	229,681	73,729	63,804	25,956	66,192
Deferred compensation (3)	8,232	2,930	2,383	1,343	1,576
Operating leases (4)	49,100	16,328	19,798	8,062	4,912
Purchase obligations (5)	29,811	13,837	14,730	1,244	—
Total contractual cash obligations	$348,685	$108,434	$130,966	$36,605	$72,680

(1)
Interest and fees are calculated based on the rates in effect at December 29, 2019. Our Revolving Credit Facility expires in 2023. For additional information, see Note 8: Long-term Debt to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)
Excludes estimated expenses related to claims above our self-insured limits, for which we have a corresponding receivable based on the contractual policy agreements we have with insurance carriers. For additional information, see Note 7: Workers’ Compensation Insurance and Reserves to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)
Represents scheduled distributions based on the elections of plan participants. Additional payments may be made if plan participants terminate, retire, or schedule additional distributions during the periods presented. For additional information, see Note 12: Defined Contribution Plans to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(4)
Excludes all payments related to branch leases with short-term cancellation provisions, typically within 90 days. Operating lease payments exclude approximately $37 million of legally binding minimum lease payments for leases signed but not yet commenced. For additional information, see Note 9: Commitments and Contingencies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of financial condition and results of operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes that the following accounting estimates are the most critical to understand and evaluate our reported financial results, and they require management’s most subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Page - 34

MANAGEMENT’S DISCUSSION AND ANALYSIS

Workers’ compensation reserve
We maintain reserves for workers’ compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns on “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceed the amount estimated, additional reserves may be required. Changes in reserve estimates are reflected in cost of services on the Consolidated Statements of Operations and Comprehensive Income in the period when the changes in estimates are made.
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
There are two main factors that impact workers’ compensation cost: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. A 5% change in one or more of the above factors would result in a change to workers’ compensation cost of approximately $4 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.
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
Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. Acquisition-related costs are expensed as incurred. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized on the Consolidated Statements of Operations and Comprehensive Income. Cash payments for contingent or deferred consideration are classified within cash flows from investing activities for the purchase price fair value of the contingent consideration while amounts paid in excess are classified within cash flows from operating activities on the Consolidated Statements of Cash Flows.

Page - 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. As of December 29, 2019, our operating segments are PeopleReady, Centerline, Staff Management, SIMOS, PeopleScout, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. The fair value of each reporting unit is a weighted average of the income and market valuation approaches. The income approach applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. We also apply a market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test. These combined fair values are reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater.
Annual impairment test
Based on our 2019 annual impairment test, the estimated fair value of all our reporting units were substantially in excess of their carrying value, except our SIMOS reporting unit, which was in excess of its carrying value by approximately 10%. The current carrying value of goodwill for this reporting unit is $35 million. There are two key clients that individually account for more than 10% of revenue for the SIMOS reporting unit. For each client we service multiple sites. The loss of a key client, loss of a significant number of key sites, or a significant downturn in the economy could give rise to an impairment. Should any one of these events occur, we may need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill. A discount rate of 12.5% was used in calculating the fair value of this reporting unit. In the event that the discount rate increases by approximately 1 percentage point, the forecasted revenue growth rate declines by approximately 3 percentage points, or gross margin as a percentage of revenue declines by approximately 1 percentage point, the carrying value of the reporting unit would have exceeded its fair value. Should any one of these events occur, we may need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill.
Our weighted average cost of capital for all our reporting units ranged from 11.5% to 12.5%, and our control premium was 15.2%, which management has determined to be reasonable.
Interim impairment test
Effective December 30, 2019 (the first day of fiscal 2020), our SIMOS and Staff Management | SMX reporting units were combined into one reporting unit (On-site) due to common customers and contingent workers, similar nature of services and economic characteristics. Therefore, we tested the SIMOS reporting unit for impairment prior to the combination due to its sensitivity to impairment as of our annual impairment test, as explained above. Our SMX reporting unit’s fair value was substantially in excess of its carrying as of the annual impairment test, or approximately 48%, and there were no indicators of impairment during the interim period. Therefore, no interim impairment test was performed. Based on the interim impairment test of our SIMOS reporting unit, the estimated fair value was in excess of its carrying value by approximately 7%. A discount rate of 12.0% was used in calculating the fair value of this reporting unit. If the discount rate was approximately 1 percentage point higher, the forecasted

Page - 36

MANAGEMENT’S DISCUSSION AND ANALYSIS

revenue growth rate was approximately 5 percentage points lower, or gross margin as a percentage of revenue was approximately 1 percentage point lower, the carrying value of the reporting unit would have exceeded its fair value.
Based on the results of our annual and interim impairment tests, there was no impairment loss recognized for the year ended December 29, 2019. Based on our 2018 and 2017 annual impairment tests, all reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment loss recognized for the years ended December 30, 2018 or December 31, 2017.
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
We performed our annual indefinite-lived intangible asset impairment test for 2019, 2018 and 2017 and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the years ended December 29, 2019, December 30, 2018 or December 31, 2017.
Finite-lived intangible assets and other long-lived assets
We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques.
No impairment loss was recognized for the years ended December 29, 2019, December 30, 2018 or December 31, 2017.
Estimated contingent legal and regulatory liabilities
From time to time we are subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration, and safety. We are also subject to legal proceedings in the ordinary course of our operations. We have established reserves for contingent legal and regulatory liabilities. We record a liability when our management determines that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company or other third-party is legally obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We evaluate our estimated liability regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.
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
Interest rate risks
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. The interest on our long-term debt is based on the London Interbank Offered Rate (“LIBOR”). In the event LIBOR is replaced, TrueBlue has agreed with its lenders to adopt a successor rate benchmark.
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
Based on the principal balance of our outstanding Revolving Credit Facility of $37 million as of December 29, 2019, an increase or decrease of the interest rate by 10% over the next year would not have a material effect on our annual interest expense.
Foreign currency exchange rate risk
The majority of our revenue, expense, liabilities and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the United States, we have minimal transactions in other currencies, primarily the Canadian and Australian dollars, and Great Britain pound. We have not hedged our foreign currency translation risk. We have the ability to hold our foreign currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates will have a material impact on future operating results or cash flows.

Page - 38

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2019 and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill - SIMOS Reporting Unit - Refer to Note 6 to the Financial Statements
Critical Audit Matter Description
The Company’s evaluation of the SIMOS Insourcing Solutions Reporting Unit (“SIMOS”) goodwill for impairment involves the comparison of the estimated reporting unit fair value to its carrying value. The Company equally weighted the discounted cash flow model and market approach to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenues and earnings. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The total goodwill balance as of December 29, 2019 (the measurement date) allocated to SIMOS was $35 million. The estimated fair value of SIMOS exceeded its carrying value by approximately 7% as of the measurement date. Based on the fact that the estimated fair value of the SIMOS reporting unit exceeded the carrying values, no impairment was recognized.

Page - 39

Given the nature of SIMOS’ operations, the method used to determine its fair value, and the difference between its fair value and carrying value, auditing management’s judgments regarding forecasts of future revenue and cash flows for SIMOS involved enhanced auditor judgment.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to forecasts of future revenue and earnings for the SIMOS reporting unit included the following, among others:

•	We tested the effectiveness of controls over management’s evaluation of goodwill for impairment, including those over the forecast of future revenue and earnings.

•	We evaluated management’s ability to accurately forecast future revenues and earnings by comparing actual results to management’s historical forecasts.

•	We evaluated the reasonableness of management’s revenue and earnings forecast by comparing the forecasts to:

•	Historical revenues and earnings; and

•	Internal communications between management, brand presidents, and the Board of Directors, including assessment of current and future growth opportunities.

•
We further evaluated the reasonableness of management’s forecast by evaluating alternative assumptions about future revenue and cash flows, using both the Company’s internal information and analyst and industry reports.

Workers’ Compensation Claims Reserves - Refer to Note 1 and Note 7 to the Financial Statements
Critical Audit Matter Description
The Company bears the financial responsibility for a significant portion of expected losses under its workers’ compensation program and records reserves for workers’ compensation claims based on estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The determination of the undiscounted reserves requires significant estimates and assumptions related to the future cost of claims and related expenses for claims that have been reported but not settled, as well as those that have been incurred but not reported. The undiscounted workers’ compensation obligation was $274.9 million as of December 29, 2019.
Given the fact that changes in actuarial assumptions could have a significant impact on the reserves, auditing management judgments regarding the workers’ compensation reserves, including estimates of the future cost of claims and related expenses, involved a high degree of auditor judgment, including the need to involve our actuarial specialists.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the workers’ compensation reserves included the following, among others:

•	We tested the effectiveness of controls over workers’ compensation, including those over payments and related expenses, claims data provided to the actuary, and review of actuarial results.

•	We evaluated the methods and assumptions used by management to estimate the workers’ compensation reserves by:

•
Making selections of the underlying data that served as the basis for the actuarial analysis, including claims payments and related expenses, to evaluate whether the inputs to the actuarial estimate were accurate; and

•
Comparing management’s prior-year assumptions of expected future cost of claims and related expenses to actuals incurred during the current year to identify potential bias in the determination of the workers’ compensation reserves.

•	With the assistance of our actuarial specialists, we developed independent estimates of the reserves and compared our estimates to the Company’s recorded reserves.
/s/ Deloitte & Touche, LLP
Seattle, Washington
February 24, 2020
We have served as the Company’s auditor since 2009.

Page - 40

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)	December 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$37,608	$46,988
Accounts receivable, net of allowance for doubtful accounts of $4,288 and $5,026	342,303	355,373
Prepaid expenses, deposits and other current assets	30,717	22,141
Income tax receivable	11,105	5,325
Total current assets	421,733	429,827
Property and equipment, net	66,150	57,671
Restricted cash and investments	230,932	235,443
Deferred income taxes, net	3,228	4,388
Goodwill	237,498	237,287
Intangible assets, net	73,673	91,408
Operating lease right-of-use assets	41,082	—
Workers’ compensation claims receivable, net	44,624	44,915
Other assets, net	17,235	13,905
Total assets	$1,136,155	$1,114,844
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$68,406	$62,045
Accrued wages and benefits	67,604	77,098
Current portion of workers’ compensation claims reserve	73,020	76,421
Operating lease current liabilities	14,358	—
Other current liabilities	7,418	9,962
Total current liabilities	230,806	225,526
Workers’ compensation claims reserve, less current portion	182,598	190,025
Long-term debt	37,100	80,000
Long-term deferred compensation liabilities	26,765	21,747
Operating lease long-term liabilities	28,849	—
Other long-term liabilities	4,064	6,107
Total liabilities	510,182	523,405

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 38,593 and 40,054 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(13,238)	(14,649)
Retained earnings	639,210	606,087
Total shareholders’ equity	625,973	591,439
Total liabilities and shareholders’ equity	$1,136,155	$1,114,844
See accompanying notes to consolidated financial statements

Page - 41

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended
(in thousands, except per share data)	2019	2018	2017
Revenue from services	$2,368,779	$2,499,207	$2,508,771
Cost of services	1,742,621	1,833,607	1,874,298
Gross profit	626,158	665,600	634,473
Selling, general and administrative expense	522,430	550,632	510,794
Depreciation and amortization	37,549	41,049	46,115
Income from operations	66,179	73,919	77,564
Interest expense	(2,783)	(4,881)	(5,494)
Interest and other income	6,648	6,625	5,480
Interest and other income (expense), net	3,865	1,744	(14)
Income before tax expense	70,044	75,663	77,550
Income tax expense	6,971	9,909	22,094
Net income	$63,073	$65,754	$55,456

Net income per common share:
Basic	$1.63	$1.64	$1.35
Diluted	$1.61	$1.63	$1.34

Weighted average shares outstanding:
Basic	38,778	39,985	41,202
Diluted	39,179	40,275	41,441

Other comprehensive income (loss):
Foreign currency translation adjustment	$1,411	$(6,320)	$3,355
Unrealized gain on investments, net of tax	—	—	1,274
Total other comprehensive income (loss), net of tax	1,411	(6,320)	4,629
Comprehensive income	$64,484	$59,434	$60,085
See accompanying notes to consolidated financial statements

Page - 42

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common stock			Accumulated other comprehensive loss	Total shareholders’ equity
(in thousands)		Shares	Amount	Retained earnings
Balances,	January 1, 2017	42,171	$1	$536,611	$(11,433)	$525,179
Net income		—	—	55,456	—	55,456
Other comprehensive income, net of tax		—	—	—	4,629	4,629
Purchases and retirement of common stock		(1,530)	—	(36,680)	—	(36,680)
Issuances under equity plans, including tax benefits		418	—	(1,481)	—	(1,481)
Stock-based compensation		39	—	7,744	—	7,744
Balances,	December 31, 2017	41,098	1	561,650	(6,804)	554,847
Net income		—	—	65,754	—	65,754
Other comprehensive loss, net of tax		—	—	—	(6,320)	(6,320)
Purchases and retirement of common stock		(1,371)	—	(34,818)	—	(34,818)
Issuances under equity plans, including tax benefits		299	—	(1,900)	—	(1,900)
Stock-based compensation		28	—	13,876	—	13,876
Change in accounting standard cumulative-effect adjustment		—	—	1,525	(1,525)	—
Balances,	December 30, 2018	40,054	1	606,087	(14,649)	591,439
Net income		—	—	63,073	—	63,073
Other comprehensive income, net of tax		—	—	—	1,411	1,411
Purchases and retirement of common stock		(1,855)	—	(38,826)	—	(38,826)
Issuances under equity plans, including tax benefits		365	—	(893)	—	(893)
Stock-based compensation		29	—	9,769	—	9,769
Balances,	December 29, 2019	38,593	$1	$639,210	$(13,238)	$625,973
See accompanying notes to consolidated financial statements

Page - 43

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$63,073	$65,754	$55,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,549	41,049	46,115
Provision for doubtful accounts	7,661	10,042	6,808
Stock-based compensation	9,769	13,876	7,744
Deferred income taxes	1,263	(1,929)	2,440
Non-cash lease expense	14,823	—	—
Other operating activities	(1,589)	5,154	2,349
Changes in operating assets and liabilities, net of amounts acquired and divested:
Accounts receivable	5,450	11,640	(28,483)
Income tax receivable	(6,480)	(996)	14,875
Other assets	(12,575)	(12,928)	5,289
Accounts payable and other accrued expenses	6,921	3,029	(7,657)
Accrued wages and benefits	(9,494)	(1,613)	(2,713)
Workers’ compensation claims reserve	(10,828)	(7,877)	(1,048)
Operating lease liabilities	(15,178)	—	—
Other liabilities	3,166	491	(1,041)
Net cash provided by operating activities	93,531	125,692	100,134
Cash flows from investing activities:
Capital expenditures	(28,119)	(17,054)	(21,958)
Acquisition of businesses, net of cash acquired	—	(22,742)	—
Divestiture of business	215	10,587	—
Payments for company-owned life insurance	(12,210)	—	—
Purchases of restricted available-for-sale investments	(7,667)	(6,173)	(5,907)
Sales of restricted available-for-sale investments	20,859	1,991	2,897
Purchases of restricted held-to-maturity investments	(22,963)	(6,768)	(44,694)
Maturities of restricted held-to-maturity investments	28,254	19,644	17,260
Other	—	—	(1,979)
Net cash used in investing activities	(21,631)	(20,515)	(54,381)
Cash flows from financing activities:
Purchases and retirement of common stock	(38,826)	(34,818)	(36,680)
Net proceeds from employee stock purchase plans	1,329	1,503	1,646
Common stock repurchases for taxes upon vesting of restricted stock	(2,222)	(3,404)	(3,127)
Net change in Revolving Credit Facility	(42,900)	(15,900)	(16,607)
Payments on debt	—	(22,397)	(2,267)
Payment of contingent consideration at acquisition date fair value	—	—	(18,300)
Other	(296)	—	—
Net cash used in financing activities	(82,915)	(75,016)	(75,335)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	936	(1,542)	191
Net change in cash, cash equivalents and restricted cash	(10,079)	28,619	(29,391)
Cash, cash equivalents and restricted cash, beginning of period	102,450	73,831	103,222
Cash, cash equivalents and restricted cash, end of period	$92,371	$102,450	$73,831
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,432	$4,373	$3,811
Income taxes	12,166	12,898	4,593
Operating lease liabilities	17,643	—	—
Non-cash transactions:
Property and equipment purchased but not yet paid	993	1,553	375
Divestiture non-cash consideration	—	798	—
Right-of-use assets obtained in exchange for new operating lease liabilities	18,759	—	—
See accompanying notes to consolidated financial statements

Page - 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. We serve clients in a wide variety of industries through our PeopleReady segment which offers on-demand, industrial staffing, our PeopleManagement segment which offers contingent, on-site industrial staffing and commercial driver services, and our PeopleScout segment which offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions to a wide variety of industries. We are headquartered in Tacoma, Washington.
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
Fiscal period end
The consolidated financial statements are presented on a 52/53-week fiscal year-end basis, with the last day of the fiscal year ending on the Sunday closest to the last day of December. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks while fiscal years consisting of 52 weeks, all quarters will consist of 13 weeks. All years presented include 52 weeks.
Revenue recognition
We account for a contract when both parties to the contract have approved the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenues are recognized over time using an output measure, as the control of the promised services is transferred to the client, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The majority of our contracts are short-term in nature as they are filling the contingent staffing needs of our clients, or include termination clauses that allow either party to cancel within a short notice period, without cause. Revenue includes billable travel and other reimbursable costs and are reported net of sales, use or other transaction taxes collected from clients and remitted to taxing authorities. Payment terms vary by client and the services offered, however we do not extend payment terms beyond one year. Substantially all of our contracts include payment terms of 90 days or less.
We primarily record revenue on a gross basis as a principal versus on a net basis as an agent on the Consolidated Statements of Operations and Comprehensive Income. We have determined that gross reporting as a principal is the appropriate treatment based upon the following key factors:

•	We maintain the direct contractual relationship with the client and are responsible for fulfilling the service promised to the client.

•	We demonstrate control over the services provided to our clients by being the employer of record for the individuals performing the service.

•	We establish our worker’s billing rate.
Contingent staffing
We recognize revenue for our PeopleReady and PeopleManagement contingent staffing services over time as services are performed in an amount that reflects the consideration we expect to be entitled to collect in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur costs to obtain our contingent staffing contracts. Costs are incurred to fulfill some contingent staffing contracts, however these costs are not material and are expensed as incurred.

Page - 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Human resource outsourcing
We primarily recognize revenue for our PeopleScout outsourced recruitment of permanent employees over time in an amount that reflects the consideration we expect to be entitled to in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur costs to obtain our outsourced recruitment of permanent employee contracts. The costs to fulfill these contracts are not material and are expensed as incurred.
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
Advertising costs
Advertising costs consist primarily of print and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative (“SG&A”) expense were $6.8 million, $8.1 million and $7.3 million in fiscal 2019, 2018 and 2017, respectively.
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
Restricted cash and investments
Cash and investments pledged as collateral and restricted for use in workers’ compensation insurance programs are included as restricted cash and investments on our Consolidated Balance Sheets. Our investments consist of highly-rated investment grade debt securities, which at the time of purchase, were rated A1/P1 or higher for short-term securities and A or higher for long-term securities, by nationally recognized rating organizations. We have the positive intent and ability to hold our restricted investments until maturity in accordance with our investment policy and, accordingly, all of our restricted investments are classified as held-to-maturity. In the event that an investment is downgraded, it is replaced with a highly-rated investment grade security. We review for impairment on a quarterly basis and do not consider temporary unrealized losses to be an impairment.
We have an agreement with American International Group, Inc. and the Bank of New York Mellon Corporation creating a trust (“Trust”), which holds the majority of our collateral obligations under existing workers’ compensation insurance policies. Placing the collateral in the Trust allows us to manage the investment of the assets and provides greater protection of those assets.

Page - 46

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

•
Level 2: Inputs other than quoted prices in active markets for identical assets and liabilities are used. We use quoted prices for similar instruments in active markets or we estimate the fair value using a variety of valuation methodologies, which include observable inputs for comparable instruments and unobservable inputs.

•	Level 3: For assets and liabilities with unobservable inputs, we typically rely on management’s estimates of assumptions that market participants would use in pricing the asset or liability.
The carrying value of our cash and cash equivalents and restricted cash approximates fair value because of the short-term maturity of those instruments. We hold mutual funds and money market funds to support our deferred compensation liability, which are carried at fair value based on quoted market prices in active markets for identical assets. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.
The carrying value of our accounts receivable, accounts payable and other accrued expenses, and accrued wages and benefits approximates fair value due to their short-term nature. In addition to mutual funds and money market funds, we also have company owned life insurance policies that support our deferred compensation liability. Company owned life insurance policies are carried at cash surrender value, which approximates fair value. We also hold certain restricted investments which collateralize workers’ compensation programs and are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets.
Certain items such as goodwill and other intangible assets are recognized or disclosed at fair value on a non-recurring basis. We determine the fair value of these items using level 3 inputs.
Property and equipment
Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	40
Software	3 - 8
Computers, furniture and equipment	3 - 10

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
Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, from three to eight years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life. Software maintenance and training costs are expensed in the period incurred.
Leases
We conduct our branch office operations from leased locations. We also lease office spaces for our centralized support functions, office equipment, and machinery for use at client sites. Many leases require variable payments of property taxes, insurance, and

Page - 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common area maintenance, in addition to base rent. The variable portion of these lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income. The terms of our lease agreements generally range from three to five years, some containing options to renew or cancel. We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing.
Operating leases are included in operating lease right-of-use assets and operating lease current and long-term liabilities on our Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income.
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
For leases with an initial non-cancelable lease term of less than one year and no option to purchase, we have elected not to recognize the lease on our Consolidated Balance Sheets and instead recognize rent payments on a straight-line basis over the lease term within SG&A expense on our Consolidated Statements of Operations and Comprehensive Income. In addition, for those leases where the right to cancel the lease is available to both TrueBlue (as the lessee) and the lessor, the lease term is the initial non-cancelable period plus the notice period, which is typically 90 days, and not greater than one year.
Goodwill and indefinite-lived intangible assets
We evaluate goodwill for impairment on an annual basis as of the first day of our fiscal second quarter, and whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in the business climate, operating performance indicators, competition, client engagement, legal factors, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our operating segments are PeopleReady, Centerline Drivers (“Centerline”), Staff Management | SMX (“Staff Management”), SIMOS Insourcing Solutions (“SIMOS”), PeopleScout, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.
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
We performed our goodwill impairment tests for 2019, 2018 and 2017, and determined that the estimated fair values exceeded the carrying amounts for our reporting units. Accordingly, no impairment loss was recognized for the years ended December 29, 2019, December 30, 2018 or December 31, 2017.

Page - 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have indefinite-lived intangible assets related to our Staff Management and PeopleScout trade names. We test our trade names annually for impairment, and when indications of potential impairment exist.
We performed our annual indefinite-lived intangible asset impairment test for 2019, 2018 and 2017, and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the years ended December 29, 2019, December 30, 2018 or December 31, 2017.
Other long-lived assets
Other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Other long-lived assets include property and equipment, lease right-of-use assets, finite-lived intangible assets and capitalized implementation costs for cloud computing arrangements that are service contracts.
We have finite-lived intangible assets related to acquired company customers, trade names/trademarks, and technology, as well as purchased trade names/trademarks.
We capitalize implementation costs incurred in a cloud computing arrangement that is a service contract. Capitalized implementation costs are recorded as a prepaid asset in other assets, net on our Consolidated Balance Sheets, with the related amortization recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income on a straight-line basis over the fixed, non-cancelable term of the associated arrangement plus any reasonably certain renewal periods. Software license fees incurred during the development period are expensed as incurred.
Business combinations
We account for our business acquisitions using the acquisition method of accounting. The fair value of the net assets acquired and the results of the acquired business are included in the financial statements from the acquisition date forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, useful lives of property and equipment, and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. We estimate the fair value of acquired assets and liabilities as of the date of the acquisition based on information available at that time. The initial valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change between the preliminary allocation and the final allocation.
All acquisition-related costs are expensed as incurred and recorded in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income. Additionally, we recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions, and record them as SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.
Workers’ compensation claims reserves
We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected in cost of services on the Consolidated Statements of Operations and Comprehensive Income in the period when the changes are made.
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

Page - 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have determined that a valuation allowance is appropriate for certain net operating losses and tax credits that we expect will not be utilized within the permitted carryforward periods as of December 29, 2019 and December 30, 2018.
A significant driver of fluctuations in our effective income tax rate is the Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage hiring of workers from certain disadvantaged targeted categories and is generally calculated as a percentage of wages over a twelve month period up to worker maximum by targeted category. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted categories; 2) the targeted categories are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize additional prior year hiring credits if credits in excess of original estimates have been certified by government offices.
Deferred compensation plan
We offer a non-qualified defined contribution plan (the “Plan”) to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The Plan allows participants to direct their account based on the investment options determined by TrueBlue and offers discretionary matching contributions.
The current portion of the deferred compensation liability is included in other current liabilities on our Consolidated Balance Sheets. The total deferred compensation liability is largely offset by deferred compensation mutual funds, money market funds and company owned life insurance policies recorded in restricted cash and investments on our Consolidated Balance Sheets. The mutual funds and money market funds are measured at fair value, with unrealized gains and losses recognized in SG&A expense, while realized gains and losses are recorded in other income on our Consolidated Statements of Operations and Comprehensive Income. The carrying value of company owned life insurance policies is based on the cash surrender value of the policies and, accordingly, approximates fair value. Changes in the cash surrender value of the insurance policies are recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income.
Stock-based compensation
Under various plans, officers, employees and non-employee directors have received or may receive grants of stock, restricted stock awards, performance share units or options to purchase common stock. We also have an employee stock purchase plan (“ESPP”).
Compensation expense for restricted stock awards and performance share units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For performance share unit grants issued with performance conditions, compensation expense is recognized over each vesting period based on assessment of the likelihood of meeting these conditions. We recognize compensation expense for only the portion of restricted stock and performance share units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods.
Foreign currency
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and

Page - 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in other comprehensive income, when applicable.
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
Use of estimates
Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates in our consolidated financial statements include, but are not limited to, purchase accounting, allowance for doubtful accounts, estimates for asset and goodwill impairments, stock-based performance awards, assumptions underlying self-insurance reserves, contingent legal and regulatory liabilities, and the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements. Actual results and outcomes may differ from these estimates and assumptions.
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
The new guidance requires these costs be capitalized with the related amortization recorded in SG&A expense. In addition, capitalized development costs are required to be recorded as a prepaid asset rather than a fixed asset, and license fees incurred during the development period are expensed as incurred.
The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We elected to early adopt this new standard prospectively as of the first day of our fiscal first quarter in 2019. There was no impact on our consolidated financial statements upon adoption.
Leases
In February 2016, the FASB issued guidance on lease accounting. The new guidance continues to classify leases as either finance or operating, but results in the lessee recognizing most operating leases on the balance sheet as right-of-use assets and lease liabilities. This guidance was effective for annual and interim periods beginning after December 15, 2018 (Q1 2019 for TrueBlue), with early adoption permitted. In July 2018, the FASB amended the standard to provide transition relief for comparative reporting, allowing companies to adopt the provisions of the new standard using a modified retrospective transition method on the adoption date, with a cumulative-effect adjustment to retained earnings recorded on the date of adoption. We elected to adopt the standard

Page - 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using the transition relief provided in the July amendment. We implemented internal controls and key system functionality to enable the reporting of financial information.
We elected the three practical expedients allowed for implementation of the new standard but did not utilize the hindsight practical expedient. Accordingly, we did not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; 3) initial direct costs for any existing leases. We also elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for them as a single lease component. Accordingly, all fixed expenses associated with a lease contract are accounted for as lease expenses.
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
Recently issued accounting pronouncements not yet adopted
In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments. This guidance sets forth a current expected credit loss model, which requires the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance is effective for fiscal years beginning after December 15, 2019 (Q1 2020 for TrueBlue) with early adoption permitted. We plan to adopt the new guidance in Q1 2020 related to our trade accounts receivables, held-to-maturity debt securities, and insurance receivable, and expect the total impact upon adoption to be immaterial.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a significant impact on our consolidated financial statements and related disclosures.
NOTE 2:     ACQUISITION AND DIVESTITURE
2018 acquisition
Effective June 12, 2018, we acquired all of the outstanding equity interests of TMP Holdings LTD (“TMP”), through its subsidiary PeopleScout, Inc. for a cash purchase price of $22.7 million, net of cash acquired of $7.0 million. TMP is a mid-sized RPO and employer branding service provider operating in the United Kingdom. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities.
We incurred acquisition and integration-related costs of $1.6 million and $2.7 million for the years ended December 29, 2019 and December 30, 2018, respectively, which are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income and cash flows from operating activities on the Consolidated Statements of Cash Flows.

Page - 52

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
The results of TMP’s operations and cash flows reported for 2018 on our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows relate to the period from June 12, 2018 to December 30, 2018. Revenue from TMP included in our Consolidated Statements of Operations and Comprehensive Income was $31.0 million from the acquisition date to December 30, 2018, and $51.3 million for the year ended December 29, 2019. The acquisition of TMP was not material to our consolidated results of operations and as such, pro forma financial information was not required.
2018 divestiture
Effective March 12, 2018, we divested substantially all the assets and certain liabilities of PlaneTechs, LLC (“PlaneTechs”) for a sales price of $11.4 million, of which $8.5 million was paid in cash, and $1.6 million in a note receivable, with monthly principal payments of $0.1 million beginning in April 2018. The outstanding balance as of December 30, 2018 was included in prepaid expenses, deposits and other current assets on the Consolidated Balance Sheets, and fully repaid as of December 29, 2019. The remaining purchase price balance consisted of the preliminary working capital adjustment, which was included in prepaid expenses, deposits and other current assets on the Consolidated Balance Sheets. The company recognized a pre-tax gain on the divestiture of $0.7 million, which was included in interest and other income on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 30, 2018. Fiscal first quarter revenue through the closing date of the divestiture for the PlaneTechs business of $8.0 million was reported in the PeopleManagement reportable segment for the year ended December 30, 2018.

Page - 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The divestiture of PlaneTechs did not represent a strategic shift with a major effect on the company’s operations and financial results and, therefore was not reported as discontinued operations in the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income for the periods presented.
NOTE 3:    FAIR VALUE MEASUREMENT
Our assets measured at fair value on a recurring basis consisted of the following:

	December 29, 2019
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$37,608	$37,608	$—	$—
Restricted cash and cash equivalents	54,763	54,763	—	—
Cash, cash equivalents and restricted cash (1)	$92,371	$92,371	$—	$—

Municipal debt securities	$74,236	$—	$74,236	$—
Corporate debt securities	76,068	—	76,068	—
Agency mortgage-backed securities	1,376	—	1,376	—
U.S. government and agency securities	1,051	—	1,051	—
Restricted investments classified as held-to-maturity	$152,731	$—	$152,731	$—

Deferred compensation investments (2)	$13,670	$13,670	$—	$—

	December 30, 2018
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$46,988	$46,988	$—	$—
Restricted cash and cash equivalents	55,462	55,462	—	—
Cash, cash equivalents and restricted cash (1)	$102,450	$102,450	$—	$—

Municipal debt securities	$76,690	$—	$76,690	$—
Corporate debt securities	75,432	—	75,432	—
Agency mortgage-backed securities	2,531	—	2,531	—
U.S. government and agency securities	988	—	988	—
Restricted investments classified as held-to-maturity	$155,641	$—	$155,641	$—

Deferred compensation investments (2)	$22,621	$22,621	$—	$—

(1)	Cash, cash equivalents and restricted cash consist of money market funds, deposits, and investments with original maturities of three months or less.

(2)	Deferred compensation investments consist of mutual funds and money market funds.
There were no material transfers between level 1, level 2 and level 3 of the fair value hierarchy during the years ended December 29, 2019 or December 30, 2018.
Assets measured at fair value on a nonrecurring basis
We measure certain non-financial assets on a non-recurring basis, including goodwill and certain intangible assets. There were no goodwill or intangible asset impairment charges recorded during fiscal 2019, 2018 or 2017.

Page - 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	December 29, 2019	December 30, 2018
Cash collateral held by insurance carriers	$24,612	$24,182
Cash and cash equivalents held in Trust	23,681	28,021
Investments held in Trust	149,373	156,618
Deferred compensation investments	13,670	22,621
Company owned life insurance policies	13,126	742
Other restricted cash and cash equivalents	6,470	3,259
Total restricted cash and investments	$230,932	$235,443

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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of December 29, 2019 and December 30, 2018, were as follows:

	December 29, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$72,017	$2,219	$—	$74,236
Corporate debt securities	75,000	1,102	(34)	76,068
Agency mortgage-backed securities	1,357	21	(2)	1,376
U.S. government and agency securities	999	52	—	1,051
Total held-to-maturity investments	$149,373	$3,394	$(36)	$152,731

	December 30, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$76,750	$456	$(516)	$76,690
Corporate debt securities	76,310	30	(908)	75,432
Agency mortgage-backed securities	2,559	5	(33)	2,531
U.S. government and agency securities	999	—	(11)	988
Total held-to-maturity investments	$156,618	$491	$(1,468)	$155,641

Page - 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value and gross unrealized losses of all investments classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 29, 2019 and December 30, 2018, were as follows:

	December 29, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	15,920	(32)	2,765	(2)	18,685	(34)
Agency mortgage-backed securities	—	—	276	(2)	276	(2)
U.S. government and agency securities	—	—	—	—	—	—
Total held-to-maturity investments	$15,920	$(32)	$3,041	$(4)	$18,961	$(36)

	December 30, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Municipal debt securities	$12,803	$(74)	$22,638	$(442)	$35,441	$(516)
Corporate debt securities	22,567	(277)	44,463	(631)	67,030	(908)
Agency mortgage-backed securities	385	—	1,375	(33)	1,760	(33)
U.S. government and agency securities	988	(11)	—	—	988	(11)
Total held-to-maturity investments	$36,743	$(362)	$68,476	$(1,106)	$105,219	$(1,468)

The total number of held-to-maturity securities in an unrealized loss position as of December 29, 2019 and December 30, 2018 were 17 and 93, respectively. The unrealized losses were the result of interest rate increases. Since the decline in estimated fair value is attributable to changes in interest rates and not credit quality, and the company has the intent and ability to hold these debt securities until recovery of amortized cost or until maturity, we do not consider these investments other than temporarily impaired.
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	December 29, 2019
(in thousands)	Amortized cost	Fair value
Due in one year or less	$20,312	$20,356
Due after one year through five years	92,358	94,159
Due after five years through ten years	36,703	38,216
Total held-to-maturity investments	$149,373	$152,731

Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Equity investments
We hold mutual funds and money market funds to support our deferred compensation liability. Unrealized gains and losses related to equity investments still held at December 29, 2019 and December 30, 2018, were $2.8 million gain and $3.4 million loss for the years then ended, respectively, and are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.

Page - 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:    PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following:

(in thousands)	December 29, 2019	December 30, 2018
Buildings and land	$43,621	$41,300
Software	132,378	119,241
Computers, furniture and equipment	57,770	52,115
Construction in progress	8,727	8,350
Gross property and equipment	242,496	221,006
Less accumulated depreciation	(176,346)	(163,335)
Property and equipment, net	$66,150	$57,671

Capitalized software costs, net of accumulated depreciation, were $26.0 million and $19.4 million as of December 29, 2019 and December 30, 2018, respectively, excluding amounts in construction in progress. Construction in progress consists primarily of purchased and internally-developed software.
Depreciation expense of property and equipment totaled $19.7 million, $20.3 million and $24.7 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)		PeopleReady	PeopleManagement	PeopleScout	Total company
Balance at	December 31, 2017
Goodwill before impairment		$106,304	$100,146	$132,323	$338,773
Accumulated impairment loss		(46,210)	(50,700)	(15,169)	(112,079)
Goodwill, net		60,094	49,446	117,154	226,694

Divested goodwill before impairment (1)		—	(19,054)	—	(19,054)
Divested accumulated impairment loss (1)		—	17,000	—	17,000
Acquired goodwill (2)		—	—	16,606	16,606
Foreign currency translation		—	—	(3,959)	(3,959)

Balance at	December 30, 2018
Goodwill before impairment		106,304	81,092	144,970	332,366
Accumulated impairment loss		(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net		60,094	47,392	129,801	237,287

Foreign currency translation		—	—	211	211

Balance at	December 29, 2019
Goodwill before impairment		106,304	81,092	145,181	332,577
Accumulated impairment loss		(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net		$60,094	$47,392	$130,012	$237,498

(1)
Effective March 12, 2018, we divested our PlaneTechs business. As a result of this divestiture, we eliminated the remaining goodwill balance of the PlaneTechs business, which was a part of our PeopleManagement reportable segment. For additional information, see Note 2: Acquisition and Divestiture.

(2)
Effective June 12, 2018, we acquired TMP through PeopleScout. Accordingly, the goodwill associated with the acquisition has been assigned to our PeopleScout reportable segment based on the purchase price allocation. For additional information, see Note 2: Acquisition and Divestiture.

Page - 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	December 29, 2019			December 30, 2018
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$149,299	$(83,317)	$65,982	$153,704	$(70,887)	$82,817
Trade names/trademarks	2,052	(441)	1,611	2,580	(1,069)	1,511
Technologies	600	(520)	80	9,800	(8,720)	1,080
Total finite-lived intangible assets	$151,951	$(84,278)	$67,673	$166,084	$(80,676)	$85,408

(1)	Excludes assets that are fully amortized.
Amortization expense of our finite-lived intangible assets was $17.9 million, $20.8 million and $21.4 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of December 29, 2019:

(in thousands)
2020	$15,885
2021	14,252
2022	13,381
2023	12,726
2024	10,319
Thereafter	1,110
Total future amortization	$67,673

Indefinite-lived intangible assets
We also held indefinite-lived trade names/trademarks of $6.0 million as of December 29, 2019 and December 30, 2018.
Impairment tests
Based on our 2019 annual impairment test, the estimated fair value of our SIMOS reporting unit was in excess of its carrying value by approximately 10%. The current carrying value of goodwill for this reporting unit is $35 million. There are two key clients that individually account for more than 10% of revenue for the SIMOS reporting unit. For each client we service multiple sites. The loss of a key client, loss of a significant number of key sites, or a downturn in the economy could give rise to an impairment. Should any one of these events occur, we may need to record an impairment loss to goodwill for the amount by which the carrying value exceeds its fair value, not to exceed the total amount of goodwill. All other reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment loss recognized for the year ended December 29, 2019.
Effective December 30, 2019 (the first day of fiscal 2020), our SIMOS and Staff Management reporting units were combined into one reporting unit (On-site) due to common customers and contingent workers, similar nature of services and economic characteristics. Staff Management’s fair value was substantially in excess of its carrying value as of the annual impairment test by approximately 48% and there were no indicators of impairment during the interim period. Therefore, no interim impairment test was required for this reporting unit. Based on the annual impairment test for SIMOS, the estimated fair value was in excess of its carrying value by approximately 10%. Because the estimated fair value of goodwill for SIMOS was not substantially in excess of its carrying value, we tested the SIMOS reporting unit for impairment prior to the combination with Staff Management. The result of the most recent impairment test indicated the estimated fair value remains in excess of carrying value by approximately 7%. Therefore, no impairment loss was recognized.

Page - 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our contingent and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
For workers’ compensation claims originating in Washington, North Dakota, Ohio, Wyoming, Canada and Puerto Rico (our “monopolistic jurisdictions”), we pay workers’ compensation insurance premiums and obtain full coverage under government-administered programs (with the exception of PeopleReady in Ohio where we have a self-insured policy). Accordingly, because we are not the primary obligor, our consolidated financial statements do not reflect the liability for workers’ compensation claims in these monopolistic jurisdictions. Our workers’ compensation reserve is established using estimates of the future cost of claims and related expenses that have been reported but not settled, as well as those that have been incurred but not reported.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 2.0% at December 29, 2019 and December 30, 2018. Payments made against self-insured claims are made over a weighted average period of approximately 5 years as of December 29, 2019.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	December 29, 2019	December 30, 2018
Undiscounted workers’ compensation reserve	$274,934	$284,625
Less discount on workers’ compensation reserve	19,316	18,179
Workers’ compensation reserve, net of discount	255,618	266,446
Less current portion	73,020	76,421
Long-term portion	$182,598	$190,025

Payments made against self-insured claims were $63.1 million, $64.7 million and $66.8 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
Our workers’ compensation reserve includes estimated expenses related to excess claims, and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 29, 2019 and December 30, 2018, the weighted average rate was 2.4% and 2.9%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims was $45.3 million and $48.2 million as of December 29, 2019 and December 30, 2018, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $44.6 million and $44.9 million as of December 29, 2019 and December 30, 2018, respectively.
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

Page - 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the estimated future payout of our discounted workers’ compensation claims reserve for the next five years and thereafter as of December 29, 2019:

(in thousands)
2020	$73,020
2021	39,284
2022	22,190
2023	14,143
2024	9,862
Thereafter	51,866
Sub-total	210,365
Excess claims (1)	45,253
Total	$255,618

(1)	Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $60.2 million, $69.2 million and $83.7 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
NOTE 8:    LONG-TERM DEBT
On July 13, 2018, we entered into a credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. (“Revolving Credit Facility”). The agreement provides for a revolving line of credit of up to $300.0 million with an option, subject to lender approval, to increase the amount to $450.0 million, and matures in five years. Included in our agreement is a $30.0 million sub-limit for Swingline loans and a $125.0 million sub-limit for letters of credit. At December 29, 2019, $37.1 million was utilized as a draw on the facility, which included a $17.1 million Swingline loan, and $6.2 million was utilized by outstanding standby letters of credit, leaving $256.7 million available under the Revolving Credit Facility for additional borrowings. At December 30, 2018, $80.0 million was utilized as a draw on the facility.
Under the terms of the agreement, we pay a variable rate of interest on funds borrowed under the revolving line of credit in excess of the Swingline loans, based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread between 1.25% and 2.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25% and 1.50%. The base rate is the greater of the prime rate (as announced by Bank of America), the federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%. The applicable spread is determined by the consolidated leverage ratio, as defined in the credit agreement. At December 29, 2019, the applicable spread on LIBOR was 1.25% and the index rate was 1.69%, resulting in an interest rate of 2.94%.
Under the terms of the agreement, we are required to pay a variable rate of interest on funds borrowed under the Swingline loan based on the base rate plus applicable spread between 0.25% and 1.50%, as described above. At December 29, 2019, the applicable spread on the base rate was 0.25% and the base rate was 4.75%, resulting in an interest rate of 5.00%.
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

Page - 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of cash and cash equivalents, highly-rated investment grade debt securities, letters of credit, and/or surety bonds. On a regular basis these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. The majority of our collateral obligations are held in the Trust.
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	December 29, 2019	December 30, 2018
Cash collateral held by workers’ compensation insurance carriers	$22,256	$22,264
Cash and cash equivalents held in Trust	23,681	28,021
Investments held in Trust	149,373	156,618
Letters of credit (1)	6,202	6,691
Surety bonds (2)	20,731	21,881
Total collateral commitments	$222,243	$235,475

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Operating leases

We have contractual commitments in the form of operating leases related to office space, vehicles and equipment. Our leases have remaining terms of up to 17 years. Most leases include one or more options to renew, which can extend the lease term up to 10 years. The exercise of lease renewal options is at our sole discretion. Typically, at the commencement of a lease, we are not reasonably certain we will exercise renewal options, and accordingly they are not considered in determining the initial lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We rent or sublease real estate to third parties in limited circumstances.

Operating lease costs were comprised of the following:

Year ended
(in thousands)	December 29, 2019
Operating lease costs	$17,333
Short-term lease costs	7,110
Other lease costs (1)	4,722
Total lease costs	$29,165

(1)	Other lease costs include immaterial variable lease costs and sublease income.

Other information related to our operating leases was as follows:

December 29, 2019
Weighted average remaining lease term in years	4.1
Weighted average discount rate	5.0%

Page - 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future non-cancelable minimum lease payments under our operating lease commitments as of December 29, 2019, are as follows for each of the next five years and thereafter:

(in thousands)
2020	16,328
2021	12,283
2022	7,515
2023	5,375
2024	2,687
Thereafter	4,912
Total undiscounted future non-cancelable minimum lease payments (1)	49,100
Less: Imputed interest (2)	5,893
Present value of lease liabilities	$43,207

(1)	Operating lease payments exclude approximately $36.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

Total lease expense for fiscal 2018 and 2017 was $27.3 million and $25.9 million, respectively.
Purchase obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancelable without significant penalty. We had $29.8 million of purchase obligations as of December 29, 2019, of which $13.8 million are expected to be paid in 2020.
Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our consolidated financial statements reflect the probable loss that can be reasonably estimated. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.
NOTE 10:    SHAREHOLDERS’ EQUITY
Common stock
On September 15, 2017, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. During the year ended December 29, 2019, we used $38.9 million under this program to repurchase shares at an average share price of $21.04. As of December 29, 2019, $19.0 million remains available for repurchase of common stock under this authorization. On October 16, 2019, our Board of Directors authorized an additional $100.0 million share repurchase program.

Page - 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.8 million and 0.7 million shares as of December 29, 2019 and December 30, 2018, respectively.
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
Restricted and unrestricted stock awards and performance share units
Under the Incentive Plan, restricted stock awards are granted to executive officers and key employees and vest annually over three or four years. Unrestricted stock awards granted to our Board of Directors vest immediately, or receipt of the shares may be deferred until after a director leaves the Board of Directors. Restricted and unrestricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period, net of estimated forfeitures.
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
Restricted and unrestricted stock awards and performance share units activity for the year ended December 29, 2019, was as follows:

(shares in thousands)	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,316	$26.05
Granted	753	$23.05
Vested	(345)	$24.73
Forfeited	(353)	$20.75
Non-vested at the end of the period	1,371	$26.45

The weighted average grant-date price of restricted and unrestricted stock awards and performance share units granted during the years 2019, 2018 and 2017 was $23.05, $26.87 and $25.45, respectively. As of December 29, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $13.2 million, which is estimated to be recognized over a weighted average period of 1.7 years. As of December 29, 2019, total unrecognized stock-based compensation expense related to performance share units was approximately $1.6 million, which is estimated to be recognized over a weighted average period of 1.7 years. The total fair value of restricted shares vested during fiscal 2019, 2018 and 2017 was $8.2 million, $9.9 million and $6.9 million, respectively. No performance shares vested during fiscal 2019 or 2018. The total fair value of performance shares vested during fiscal 2017 was $2.9 million.

Page - 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options
Our Incentive Plan provides for both nonqualified stock options and incentive stock options (collectively, “stock options”) for directors, officers and certain employees. We issue new shares of common stock upon exercise of stock options. All of our stock options are vested and expire if not exercised within seven years from the date of grant. We had no stock option activity for fiscal 2019 and 2018 and de minimis activity for fiscal 2017.
Employee Stock Purchase Plan
Our ESPP reserves for purchase 1.0 million shares of common stock. The plan allows eligible employees to contribute up to 10% of their earnings toward the monthly purchase of the company’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of shares on either the first day or the last day of each month. We consider our ESPP to be a component of our stock-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.
The following table summarizes transactions under our ESPP from fiscal 2019, 2018 and 2017:

(shares in thousands)		Shares	Average price per share
Issued during fiscal	2019	73	$18.31
Issued during fiscal	2018	68	$22.17
Issued during fiscal	2017	72	$20.43

Stock-based compensation expense
Total stock-based compensation expense for fiscal years 2019, 2018 and 2017, which is included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income, was $9.8 million, $13.9 million and $7.7 million, respectively. The related tax benefit was $2.1 million, $2.9 million and $2.7 million for fiscal 2019, 2018 and 2017, respectively.
NOTE 12:    DEFINED CONTRIBUTION PLANS
We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plans was $26.8 million and $25.4 million as of December 29, 2019 and December 30, 2018, respectively. The expense for our qualified and non-qualified deferred compensation plans, including our discretionary matching contributions, totaled $5.5 million, $5.3 million and $6.1 million for fiscal 2019, 2018 and 2017, respectively, and is recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income.

Page - 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	INCOME TAXES
The provision for income taxes is comprised of the following:

	Years ended
(in thousands)	2019	2018	2017
Current taxes:
Federal	$(933)	$5,088	$12,134
State	3,835	5,208	3,979
Foreign	2,806	1,542	3,545
Total current taxes	5,708	11,838	19,658
Deferred taxes:
Federal	846	(1,283)	3,645
State	1,216	120	(195)
Foreign	(799)	(766)	(1,014)
Total deferred taxes	1,263	(1,929)	2,436
Provision for income taxes	$6,971	$9,909	$22,094

The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income are as follows:

	Years ended
(in thousands, except percentages)	2019	%	2018	%	2017	%
Income tax expense based on statutory rate	$14,709	21.0%	$15,889	21.0%	$27,140	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	3,666	5.3	3,826	5.1	2,667	3.4
Tax credits, net	(13,627)	(19.4)	(12,303)	(16.3)	(9,964)	(12.9)
Transition to the U.S. Tax Cuts and Job Act	97	0.1	(194)	(0.3)	2,466	3.2
Non-deductible/non-taxable items	1,559	2.2	1,191	1.6	1,157	1.5
Foreign taxes	282	0.4	735	1.0	(342)	(0.4)
Other, net	285	0.4	765	1.0	(1,030)	(1.3)
Total taxes on income	$6,971	10.0%	$9,909	13.1%	$22,094	28.5%

Our effective tax rate for fiscal 2019 was 10.0%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the federal WOTC. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. During fiscal 2019, we recognized $1.4 million of tax benefits from prior year WOTC. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate of 10.0% result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of stock-based compensation.
U.S. and international components of income before tax expense was as follows:

	Years ended
(in thousands)	2019	2018	2017
U.S.	$61,610	$73,051	$69,119
International	8,434	2,612	8,431
Income before tax expense	$70,044	$75,663	$77,550

Page - 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 29, 2019	December 30, 2018
Deferred tax assets:
Allowance for doubtful accounts	$973	$1,049
Workers’ compensation	817	4,162
Accounts payable and other accrued expenses	3,818	3,957
Net operating loss carryforwards	2,085	2,103
Tax credit carryforwards	9,528	1,562
Accrued wages and benefits	5,148	7,016
Deferred compensation	6,622	5,438
Lease liabilities	8,670	—
Other	969	636
Total	38,630	25,923
Valuation allowance	(1,780)	(2,079)
Total deferred tax asset, net of valuation allowance	36,850	23,844
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(1,282)	(2,054)
Lease right-of-use assets	(7,985)	—
Depreciation and amortization	(24,355)	(17,402)
Total deferred tax liabilities	(33,622)	(19,456)
Net deferred tax asset, end of year	$3,228	$4,388

Deferred taxes related to our foreign currency translation were de minimis for fiscal 2019, 2018 and 2017.
The following table summarizes our net operating losses (“NOLs”) and credit carryforwards along with their respective valuation allowance as of December 29, 2019:

(in thousands)	Carryover tax benefit	Valuation allowance	Expected benefit	Year expiration begins
Year-end tax attributes:
Federal WOTCs	$8,209	$—	$8,209	2039
State NOLs	1,355	—	1,355	Various
Foreign NOLs	730	(730)	—	Various
California Enterprise Zone credits	1,319	(1,050)	269	2023
Foreign alternative minimum tax credits	722	—	722	2028
Total	$12,335	$(1,780)	$10,555

As of December 29, 2019, our liability for unrecognized tax benefits was $2.1 million. If recognized, $1.6 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the year ended December 29, 2019. This liability is recorded in other non-current liabilities on our Consolidated Balance Sheets. In general, the tax years 2016 through 2018 remain open to examination by the major taxing jurisdictions where we conduct business.

Page - 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our unrecognized tax benefits:

	Years ended
(in thousands)	2019	2018	2017
Balance, beginning of fiscal year	$2,190	$2,210	$2,242
Increases for tax positions related to the current year	318	377	356
Reductions due to lapsed statute of limitations	(430)	(397)	(388)
Balance, end of fiscal year	$2,078	$2,190	$2,210

We recognize interest and penalties related to unrecognized tax benefits within income tax expense on the accompanying Consolidated Statements of Operations and Comprehensive Income. Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. Related to the unrecognized tax benefits noted above, we accrued a de minimis amount for interest and penalties during fiscal 2019 and, in total, as of December 29, 2019, have recognized a liability for penalties of $0.2 million and interest of $1.0 million.

NOTE 14:	NET INCOME PER SHARE
Diluted common shares were calculated as follows:

	Years ended
(in thousands, except per share data)	2019	2018	2017
Net income	$63,073	$65,754	$55,456

Weighted average number of common shares used in basic net income per common share	38,778	39,985	41,202
Dilutive effect of non-vested restricted stock	401	290	239
Weighted average number of common shares used in diluted net income per common share	39,179	40,275	41,441
Net income per common share:
Basic	$1.63	$1.64	$1.35
Diluted	$1.61	$1.63	$1.34

Anti-dilutive shares	225	538	418

NOTE 15:	ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balance of each component of accumulated other comprehensive loss during the reporting periods were as follows:

	Years ended
	December 29, 2019			December 30, 2018
(in thousands)	Foreign currency translation adjustment	Unrealized gain on investments, net of tax (1)	Total other comprehensive (loss), net of tax	Foreign currency translation adjustment	Unrealized gain on investments, net of tax (1)	Total other comprehensive (loss), net of tax
Balance at beginning of period	$(14,649)	$—	$(14,649)	$(8,329)	$1,525	$(6,804)
Current period other comprehensive income (loss)	1,411	—	1,411	(6,320)	—	(6,320)
Change in accounting standard cumulative-effect adjustment (2)	—	—	—	—	(1,525)	(1,525)
Balance at end of period	$(13,238)	$—	$(13,238)	$(14,649)	$—	$(14,649)

(1)
Consisted of deferred compensation plan accounts, comprised of mutual funds and money market funds previously classified as available-for-sale securities, prior to our adoption of the new accounting standard for equity investments in the fiscal first quarter of 2018.

(2)
As a result of our adoption of the new accounting standard for equity investments issued by the FASB in January 2016, $1.5 million in unrealized gains, net of tax on equity securities previously classified as available-for-sale were reclassified from accumulated other

Page - 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprehensive loss to retained earnings as of the beginning of fiscal 2018. There were no other material reclassifications out of accumulated other comprehensive loss during the year ended December 30, 2018, and there were no reclassifications out of accumulated other comprehensive loss during the year ended December 29, 2019.
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
Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-site at the client’s facility, through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:

•	Staff Management | SMX and SIMOS Insourcing Solutions: On-site management and recruitment for the contingent industrial workforce of manufacturing, warehouse, and distribution facilities; and

•	Centerline Drivers: Recruitment and management of contingent and dedicated commercial drivers to the transportation and distribution industries.
Effective March 12, 2018, we divested the PlaneTechs business within our PeopleManagement reportable segment. For additional information, see Note 2: Acquisition and Divestiture.
Our PeopleScout reportable segment provides high-volume, permanent employee recruitment process outsourcing, and management of outsourced labor service providers through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:

•	PeopleScout: Outsourced recruitment of permanent employees on behalf of clients; and

•	PeopleScout MSP: Management of multiple third-party staffing vendors on behalf of clients.
Effective June 12, 2018, we acquired TMP through PeopleScout. Accordingly, the results associated with the acquisition are included in our PeopleScout operating segment. TMP is a mid-sized RPO and employer branding service provider operating in the United Kingdom. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities. For additional information, see Note 2: Acquisitions and Divestiture.
We evaluate performance based on segment revenue and segment profit. Inter-segment revenue is minimal. Commencing in the fiscal first quarter of 2018, we revised our internal segment performance measure to be segment profit, rather than the previously reported segment earnings before interest, taxes, depreciation and amortization (segment EBITDA). Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other adjustments not considered to be ongoing. The prior year amounts have been recast to reflect this change for consistency purposes.
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Years ended
(in thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Revenue from services:
Contingent staffing
PeopleReady	$1,474,062	$1,522,076	$1,511,360
PeopleManagement	642,233	728,254	807,273
Human resource outsourcing
PeopleScout	252,484	248,877	190,138
Total company	$2,368,779	$2,499,207	$2,508,771

Page - 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of segment profit to income before tax expense:

	Years ended
(in thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Segment profit:
PeopleReady	$82,106	$85,998	$79,044
PeopleManagement	12,593	21,627	27,216
PeopleScout	37,831	47,383	39,354
	132,530	155,008	145,614
Corporate unallocated	(21,870)	(26,066)	(20,968)
Work Opportunity Tax Credit processing fees	(960)	(985)	(805)
Acquisition/integration costs	(1,562)	(2,672)	—
Gain on deferred compensation assets	(495)	—	—
Other costs	(3,915)	(10,317)	(162)
Depreciation and amortization	(37,549)	(41,049)	(46,115)
Income from operations	66,179	73,919	77,564
Interest and other income (expense), net	3,865	1,744	(14)
Income before tax expense	$70,044	$75,663	$77,550

Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.
Our international operations are primarily in Canada, Australia and the United Kingdom. Revenue by region was as follows:

	Years ended
(in thousands, except percentages)	2019	%	2018	%	2017	%
United States	$2,222,543	93.8%	$2,369,024	94.8%	$2,387,992	95.2%
International operations	146,236	6.2	130,183	5.2	120,779	4.8
Total revenue from services	$2,368,779	100.0%	$2,499,207	100.0%	$2,508,771	100.0%

No single client represented more than 10% of total company revenue for fiscal 2019, 2018 or 2017. Client concentration for our reportable segments was as follows:

•	No single client represented 10.0% or more of our PeopleReady reportable segment revenue for fiscal 2019, 2018, or 2017.

•
One client represented 10.0% of our PeopleManagement reportable segment revenue for fiscal 2019. No single client represented 10.0% or more of our PeopleManagement reportable segment revenue for fiscal 2018 or 2017.

•
One client represented 12.5%,13.3% and 14.4% of our PeopleScout reportable segment revenue for fiscal 2019, 2018 and 2017, respectively. Another client represented 10.1% of our PeopleScout reportable segment revenue for fiscal 2017.

Net property and equipment located in international operations was approximately 6.8% and 7.3% of total property and equipment as of December 29, 2019 and December 30, 2018, respectively.

Page - 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)	First	Second	Third	Fourth
2019
Revenue from services	$552,352	$588,594	$636,793	$591,040
Cost of services	403,976	430,277	467,671	440,697
Gross profit	148,376	158,317	169,122	150,343
Selling, general and administrative expense	129,661	127,599	131,187	133,983
Depreciation and amortization	9,952	9,827	8,749	9,021
Income from operations	8,763	20,891	29,186	7,339
Interest expense	(722)	(660)	(715)	(686)
Interest and other income	1,275	1,487	1,186	2,700
Interest and other income (expense), net	553	827	471	2,014
Income before tax expense	9,316	21,718	29,657	9,353
Income tax expense	1,040	2,312	2,981	638
Net income	$8,276	$19,406	$26,676	$8,715
Net income per common share:
Basic	$0.21	$0.50	$0.69	$0.23
Diluted	$0.21	$0.49	$0.68	$0.23

2018
Revenue from services	$554,388	$614,301	$680,371	$650,147
Cost of services	411,120	448,717	496,053	477,717
Gross profit	143,268	165,584	184,318	172,430
Selling, general and administrative expense	125,763	134,207	145,382	145,280
Depreciation and amortization	10,090	10,101	10,586	10,272
Income from operations	7,415	21,276	28,350	16,878
Interest expense	(890)	(1,355)	(1,357)	(1,279)
Interest and other income	3,094	387	1,017	2,127
Interest and other income (expense), net	2,204	(968)	(340)	848
Income before tax expense	9,619	20,308	28,010	17,726
Income tax expense	864	2,576	3,630	2,839
Net income	$8,755	$17,732	$24,380	$14,887
Net income per common share:
Basic	$0.22	$0.44	$0.61	$0.38
Diluted	$0.22	$0.44	$0.61	$0.37

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Page - 70

Item 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 29, 2019.
Report of management on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; providing reasonable assurance that receipts and expenditures are made only in accordance with management and director authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2019. Our internal control over financial reporting as of December 29, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
There were no material changes in our internal control over financial reporting during the quarter ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TrueBlue, Inc., and subsidiaries (the “Company”) as of December 29, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2019 of the Company and our report dated February 24, 2020 expressed an unqualified opinion on those financial statements and financial statement schedule.
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

/s/ Deloitte & Touche LLP

Seattle, Washington
February 24, 2020

Page - 72

Item 9B.	OTHER INFORMATION
None

Page - 73

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2020 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 29, 2019, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Exchange Act, our Code of Conduct and Business Ethics and certain information related to the company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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
Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Years 2019 and 2018” in our Proxy Statement, and is incorporated herein by this reference thereto.

Page - 74

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

Page - 75

FINANCIAL STATEMENT SCHEDULES
Schedule II, Valuation and Qualifying Accounts
Allowance for doubtful accounts activity was as follows:

(in thousands)	2019	2018	2017
Balance, beginning of the year	$5,026	$4,344	$5,160
Charged to expense	8,113	9,785	6,903
Write-offs	(8,851)	(9,103)	(7,719)
Balance, end of year	$4,288	$5,026	$4,344
Insurance receivable valuation allowance activity was as follows:

(in thousands)	2019	2018	2017
Balance, beginning of the year	$3,314	$3,778	$4,019
Charged to expense	120	120	1,153
Release of allowance	(2,805)	(584)	(1,394)
Balance, end of year	$629	$3,314	$3,778
Income tax valuation allowance activity was as follows:

(in thousands)	2019	2018	2017
Balance, beginning of the year	$2,079	$2,508	$2,266
Charged to expense	—	—	2
Transition to the U.S. Tax Cuts and Jobs Act	—	—	240
Release of allowance	(299)	(429)	—
Balance, end of year	$1,780	$2,079	$2,508

Page - 76

INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

4.1	Description of Securities	X

10.1
Assumption and Novation Agreement among TrueBlue, Inc. and Lumbermen’s Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004.
			10-K	001-14543	03/11/2005

10.2	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004.		10-K	001-14543	03/11/2005

10.3*	Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated August 3, 2005.		8-K	001-14543	08/09/2005

10.4*	First Amendment to the Executive Employment Agreement between TrueBlue, Inc. and James E. Defebaugh, dated December 31, 2006.		10-Q	001-14543	05/04/2007

10.5*	Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated December 31, 2006.		10-Q	001-14543	05/04/2007

10.6*	Form Executive Non-Competition Agreement between TrueBlue, Inc. and Jim E. Defebaugh, Derrek L. Gafford, and Patrick Beharelle.		10-Q	001-14543	05/04/2007

10.7*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Patrick Beharelle, Jim E. Defebaugh, Derrek L. Gafford, Taryn R. Owen, and Carl Schweihs.	X

10.8*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Jim E. Defebaugh, Derrek L. Gafford, Patrick Beharelle, Taryn R. Owen, and Carl Schweihs.		10-Q	001-14543	05/04/2007

10.9*	Equity Retainer And Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010.		S-8	333-164614	02/01/2010

10.10	2010 Employee Stock Purchase Plan.		S-8	333-167770	06/25/2010

10.11*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan.		10-K	001-14543	02/22/2012

10.12*	Amended and Restated 2005 Long-Term Equity Incentive Plan.		S-8	333-190220	07/29/2013

10.13*	TrueBlue 2016 Omnibus Incentive Plan		S-8	333-211737	06/01/2016

10.14	Credit agreement by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., Key Bank, HSBC and TrueBlue, Inc. dated as of July 13, 2018.		8-K	001-14543	07/16/2018

10.15*	Executive Employment Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.16*	First Amendment to Change-in-Control Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.17*	First Amendment to Non-Competition Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.18*	Employment Agreement, as amended November 11, 2019, by and between TrueBlue, Inc., and Taryn R. Owen.		8-K	001-14543	11/13/2019

10.19*	Form Non-Competition Agreement between TrueBlue, Inc. and Taryn R. Owen, and Carl Schweihs.	X

10.20*	Executive Employment Agreement, effective June 3, 2019, between TrueBlue, Inc., and Carl Schweihs.	X

Page - 77

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

10.21*	Form Restricted Share Award Notice between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Jim E. Defebaugh, Taryn R. Owen, and Carl Schweihs.	X

10.22*	Form Performance Share Unit Award Notice between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Jim E. Defebaugh, Taryn R. Owen, and Carl Schweihs.	X

21.1	Subsidiaries of TrueBlue, Inc.	X	—	—	—

23.1	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm.	X	—	—	—

31.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

32.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

101	The following financial statements from the Company’s 10-K, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to consolidated financial statements.	X	—	—	—

104	Cover page interactive data file - The cover page from this Annual Report on Form 10-K is formatted as Inline XBRL	X	—	—	—

*	Indicates a management contract or compensatory plan or arrangement
Copies of Exhibits may be obtained upon request directed to Mr. James E. Defebaugh, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 78

Item 16.	FORM 10-K SUMMARY
None

Page - 79

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	2/24/2020
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	2/24/2020
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	2/24/2020
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A. Patrick Beharelle	2/24/2020	/s/ Steven C. Cooper	2/24/2020
Signature	Date	Signature	Date
A. Patrick Beharelle, Director, President and Chief Executive Officer		Steven C. Cooper, Chairman of the Board

/s/ Colleen B. Brown	2/24/2020	/s/ William C. Goings	2/24/2020
Signature	Date	Signature	Date
Colleen B. Brown, Director		William C. Goings, Director

/s/ Kim Harris Jones	2/24/2020	/s/ Stephen M. Robb	2/24/2020
Signature	Date	Signature	Date
Kim Harris Jones, Director		Stephen M. Robb, Director

/s/ Jeffrey B. Sakaguchi	2/24/2020	/s/ Bonnie W. Soodik	2/24/2020
Signature	Date	Signature	Date
Jeffrey B. Sakaguchi, Director		Bonnie W. Soodik, Director

/s/ Kristi A. Savacool	2/24/2020
Signature	Date
Kristi A. Savacool, Director

Page - 80