Form 10-Q
period 2020-03-29
TrueBlue, Inc.
filed 2020-05-04
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 13, 2020, there were 36,126,189 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	March 29, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$265,260	$37,608
Accounts receivable, net of allowance for doubtful accounts of $6,379 and $4,288	292,988	342,303
Prepaid expenses, deposits and other current assets	24,987	30,717
Income tax receivable	10,169	11,105
Total current assets	593,404	421,733
Property and equipment, net	67,036	66,150
Restricted cash and investments	218,907	230,932
Deferred income taxes, net	26,665	3,228
Goodwill	93,290	237,498
Intangible assets, net	34,630	73,673
Operating lease right-of-use assets	39,234	41,082
Workers’ compensation claims receivable, net	44,572	44,624
Other assets, net	17,407	17,235
Total assets	$1,135,145	$1,136,155
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$39,291	$68,406
Accrued wages and benefits	55,871	67,604
Current portion of workers’ compensation claims reserve	69,353	73,020
Operating lease current liabilities	14,554	14,358
Other current liabilities	7,980	7,418
Total current liabilities	187,049	230,806
Workers’ compensation claims reserve, less current portion	184,102	182,598
Long-term debt	293,500	37,100
Long-term deferred compensation liabilities	23,460	26,765
Operating lease long-term liabilities	26,744	28,849
Other long-term liabilities	4,348	4,064
Total liabilities	719,203	510,182

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 36,128 and 38,593 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(19,863)	(13,238)
Retained earnings	435,804	639,210
Total shareholders’ equity	415,942	625,973
Total liabilities and shareholders’ equity	$1,135,145	$1,136,155
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended
(in thousands, except per share data)	March 29, 2020	March 31, 2019
Revenue from services	$494,252	$552,352
Cost of services	368,093	405,657
Gross profit	126,159	146,695
Selling, general and administrative expense	117,381	127,980
Depreciation and amortization	9,094	9,952
Goodwill and intangible asset impairment charge	175,189	—
Income (loss) from operations	(175,505)	8,763
Interest expense	(543)	(722)
Interest and other income	806	1,275
Interest and other income (expense), net	263	553
Income (loss) before tax expense (benefit)	(175,242)	9,316
Income tax expense (benefit)	(24,748)	1,040
Net income (loss)	$(150,494)	$8,276

Net income (loss) per common share:
Basic	$(4.04)	$0.21
Diluted	$(4.04)	$0.21

Weighted average shares outstanding:
Basic	37,255	39,366
Diluted	37,255	39,735

Other comprehensive income (loss):
Foreign currency translation adjustment	$(6,625)	$1,326
Comprehensive income (loss)	$(157,119)	$9,602
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(in thousands)	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net income (loss)	$(150,494)	$8,276
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,094	9,952
Goodwill and intangible asset impairment charge	175,189	—
Provision for doubtful accounts	3,289	1,778
Stock-based compensation	1,508	3,606
Deferred income taxes	(23,432)	3,209
Non-cash lease expense	3,763	3,565
Other operating activities	5,375	(1,841)
Changes in operating assets and liabilities:
Accounts receivable	45,407	26,558
Income tax receivable	435	(3,645)
Other assets	5,958	(5,274)
Accounts payable and other accrued expenses	(28,443)	(9,878)
Accrued wages and benefits	(11,733)	(10,266)
Workers’ compensation claims reserve	(2,163)	(4,380)
Operating lease liabilities	(3,811)	(3,414)
Other liabilities	(2,334)	3,268
Net cash provided by operating activities	27,608	21,514
Cash flows from investing activities:
Capital expenditures	(7,028)	(5,862)
Purchases of restricted available-for-sale investments	(1,149)	(3,070)
Sales of restricted available-for-sale investments	1,269	1,886
Maturities of restricted held-to-maturity investments	6,168	8,451
Net cash provided by (used in) investing activities	(740)	1,405
Cash flows from financing activities:
Purchases and retirement of common stock	(52,348)	(5,303)
Net proceeds from employee stock purchase plans	323	380
Common stock repurchases for taxes upon vesting of restricted stock	(1,792)	(1,438)
Net change in Revolving Credit Facility	256,400	(37,800)
Other	(508)	(69)
Net cash provided by (used in) financing activities	202,075	(44,230)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,738)	314
Net change in cash, cash equivalents and restricted cash	227,205	(20,997)
Cash, cash equivalents and restricted cash, beginning of period	92,371	102,450
Cash, cash equivalents and restricted cash, end of period	$319,576	$81,453
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$394	$667
Income taxes	(1,751)	1,448
Operating lease liabilities	4,440	4,344
Non-cash transactions:
Property and equipment purchased but not yet paid	322	807
Right-of-use assets obtained in exchange for new operating lease liabilities	2,422	4,698
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

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The results of operations for the thirteen weeks ended March 29, 2020, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Going concern assessment and management's plans

Due to the adverse impacts of COVID-19 on our business operations, including anticipated future revenue and operating cash flow declines, we expect to fund operations over the next 12 months with funds borrowed on our revolving credit facility. However, if we continue to experience significant revenue declines, which is likely to occur, we would likely not meet one or more of our financial covenants under our revolving credit facility within the next 12 months. Our failure to comply with these covenants would result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their due date. Refer to Note 6: Long-Term Debt for additional details of our revolving credit facility.

We are actively working with our banks to seek an amendment or waiver. In the event we are unsuccessful in these efforts with our banks, management plans to take further action to expand the current cost reduction programs, eliminate all nonessential capital expenditure projects, accelerate working capital improvement initiatives, and complete the sale of certain assets to provide supplemental liquidity. In the absence of an amendment or waiver of covenants related to the revolving credit facility we believe our plans, if executed, would result in adequate cash flows to support our ongoing operations.

Our financial statements have been prepared under the assumption that we will continue as a going concern.
Recently adopted accounting standards
Credit losses
In June 2016, the FASB issued guidance on accounting for credit losses on financial instruments. This guidance sets forth a current expected credit loss model (“CECL”), which requires the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions, and forecasted information rather than the previous methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance was adopted at the beginning of the first quarter of 2020. We were required to apply the new standard by means of a cumulative-effect adjustment to opening retained earnings as of the beginning of the first quarter of 2020. The total impact upon adoption to opening retained earnings was immaterial to both the individual financial assets affected as well as in the aggregate.
The following policies have been updated to reflect our adoption of the new standard on accounting for credit losses on financial instruments.
Accounts receivable and allowance for credit losses
Accounts receivable are recorded at the invoiced amount. We establish an allowance for credit loss of estimated losses resulting from the failure of our clients to make required payments by applying an aging schedule to pools of assets with similar risk characteristics. Based on an analysis of the risk characteristics of our clients and associated receivables, we have concluded our pools are as follows:

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
PeopleReady and Centerline Drivers (“Centerline”) have a large, diverse set of clients, generally with frequent, low dollar invoices due to the daily nature of the work we perform. This results in high turnover in accounts receivable and lower rates of non-payment.

•	PeopleManagement On-site has a smaller number of clients, and follows a contractual billing schedule. The invoice amounts are higher than that of PeopleReady and Centerline, with longer payment terms.

•
PeopleScout has a smaller number of clients, and generally sends invoices on a consolidated basis for a client. Invoice amounts are generally higher for PeopleScout than for PeopleManagement On-site, with similar payment terms.

When specific clients are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The credit loss rates applied to each aging category by pool are based on current collection efforts, historical collection trends, write-off experience, client credit risk and current economic data. The allowance for credit loss is reviewed quarterly and represents our best estimate of the amount of expected credit losses. Each month, past due or delinquent balances are identified based upon a review of aged receivables performed by collections and operations. Past due balances are written off when it is probable the receivable will not be collected. Changes in the allowance for credit losses are recorded in selling, general and administrative (“SG&A”) expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
In response to the rapidly changing market conditions, we have taken all appropriate steps to assess the impact to our accounts receivable allowance for credit losses. Given the dynamic nature, it is difficult to estimate the economic impact caused by COVID–19 on this allowance. However, we believe the allowance for credit loss for accounts receivable as of March 29, 2020, is our best estimate of the amount of expected credit losses. Should actual results deviate from what we have currently estimated, our allowance for credit losses could change significantly.
The activity related to the allowance for credit losses for accounts receivable during the thirteen weeks ended March 29, 2020 was as follows:

(in thousands)
Beginning balance	$4,288
Cumulative-effect adjustment (1)	524
Current period provision	2,660
Write-offs, net (2)	(1,093)
Ending balance	$6,379

(1)
As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to our account receivable allowance of $0.5 million as of the beginning of the first quarter of 2020.

(2)	Write-offs charged against the allowance are presented net of recoveries collected as the recoveries were immaterial for the thirteen weeks ended March 29, 2020.
Restricted cash and investments
We establish an allowance for credit loss for our held-to-maturity debt securities using a discounted cash flow method including a probability of default rate based on the issuer credit rating. We report the entire change in present value as credit loss expense (or reversal of credit loss expense) in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss). The cumulative-effect adjustment to our held-to-maturity debt securities as a result of adopting CECL as of the beginning of the first quarter of 2020 was immaterial, as was the allowance as of March 29, 2020.
Workers’ compensation claims reserves
We establish an allowance for credit loss for our insurance receivables using a probability of default and loss given default method, with the probability of default rate based on the third-party insurance carrier credit rating. Changes in the allowance for credit losses are recorded in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss). The cumulative-effect adjustment to our workers’ compensation insurance receivables as a result of adopting CECL as of the beginning of the first quarter of 2020 was immaterial, as was the allowance as of March 29, 2020.

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
Certain previously reported amounts have been reclassified to conform to the current presentation. Specifically, the company has made certain reclassifications between cost of services and SG&A expense to more accurately reflect the costs of delivering our services. Such reclassifications did not have a significant impact on the company’s gross profit or SG&A expense.
Certain immaterial prior year amounts have also been reclassified within cash flows from investing activities on our Consolidated Statements of Cash Flows to conform to current year presentation.
Recently issued accounting pronouncements not yet adopted
There are no accounting pronouncements which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	March 29, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$265,260	$265,260	$—	$—
Restricted cash and cash equivalents	54,316	54,316	—	—
Cash, cash equivalents and restricted cash (1)	$319,576	$319,576	$—	$—

Municipal debt securities	$73,093	$—	$73,093	$—
Corporate debt securities	70,136	—	70,136	—
Agency mortgage-backed securities	1,155	—	1,155	—
U.S. government and agency securities	1,068	—	1,068	—
Restricted investments classified as held-to-maturity	$145,452	$—	$145,452	$—

Deferred compensation investments (2)	$11,546	$11,546	$—	$—

	December 29, 2019
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$37,608	$37,608	$—	$—
Restricted cash and cash equivalents	54,763	54,763	—	—
Cash, cash equivalents and restricted cash (1)	$92,371	$92,371	$—	$—

Municipal debt securities	$74,236	$—	$74,236	$—
Corporate debt securities	76,068	—	76,068	—
Agency mortgage-backed securities	1,376	—	1,376	—
U.S. government and agency securities	1,051	—	1,051	—
Restricted investments classified as held-to-maturity	$152,731	$—	$152,731	$—

Deferred compensation investments (2)	$13,670	$13,670	$—	$—

(1)	Cash, cash equivalents and restricted cash consist of money market funds, deposits and investments with original maturities of three months or less.

(2)	Deferred compensation investments consist of mutual funds and money market funds.

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no material transfers between level 1, level 2 and level 3 of the fair value hierarchy during the thirteen weeks ended March 29, 2020 or March 31, 2019.
Assets measured at fair value on a nonrecurring basis
We measure the fair value of certain non-financial assets on a nonrecurring basis, including goodwill and certain intangible assets. During the first quarter of 2020, we performed an interim impairment test as of the last day of our first fiscal quarter due to current market conditions. As a result of that test, we recognized an impairment charge of $175.2 million during the thirteen weeks ended March 29, 2020, comprised as follows:

	March 29, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total impairment loss
Goodwill	$93,290	$—	$—	$93,290	$(140,489)
Client relationships	$27,108	—	—	27,108	(34,700)
Total	$120,398	$—	$—	$120,398	$(175,189)
Goodwill and client relationship intangible assets with a total carrying value of $295.6 million were written down to their fair value of $120.4 million, resulting in an impairment charge of $175.2 million, which was recorded in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2020. Refer to Note 4: Goodwill and Intangible Assets for additional details on the impairment charge and valuation methodologies.
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	March 29, 2020	December 29, 2019
Cash collateral held by insurance carriers	$24,684	$24,612
Cash and cash equivalents held in Trust	26,641	23,681
Investments held in Trust	142,761	149,373
Deferred compensation investments	11,546	13,670
Company owned life insurance policies	10,284	13,126
Other restricted cash and cash equivalents	2,991	6,470
Total restricted cash and investments	$218,907	$230,932

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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of March 29, 2020 and December 29, 2019, were as follows:

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 29, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$71,124	$1,969	$—	$73,093
Corporate debt securities	69,539	908	(311)	70,136
Agency mortgage-backed securities	1,116	39	—	1,155
U.S. government and agency securities	1,000	68	—	1,068
Total held-to-maturity investments	$142,779	$2,984	$(311)	$145,452

	December 29, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$72,017	$2,219	$—	$74,236
Corporate debt securities	75,000	1,102	(34)	76,068
Agency mortgage-backed securities	1,357	21	(2)	1,376
U.S. government and agency securities	999	52	—	1,051
Total held-to-maturity investments	$149,373	$3,394	$(36)	$152,731

The estimated fair value and gross unrealized losses of all investments classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 29, 2020 and December 29, 2019, were as follows:

	March 29, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Corporate debt securities	$23,488	$(311)	$—	$—	$23,488	$(311)
Total held-to-maturity investments	$23,488	$(311)	$—	$—	$23,488	$(311)

	December 29, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Corporate debt securities	$15,920	$(32)	$2,765	$(2)	$18,685	$(34)
Agency mortgage-backed securities	—	—	276	(2)	276	(2)
Total held-to-maturity investments	$15,920	$(32)	$3,041	$(4)	$18,961	$(36)

The total number of held-to-maturity securities in an unrealized loss position as of March 29, 2020 and December 29, 2019 were 16 and 17, respectively. The unrealized losses were the result of net interest rate increases over the maturity of the respective securities. Since the decline in estimated fair value is attributable to changes in interest rates and not credit quality, and the company has the intent and ability to hold these debt securities until recovery of amortized cost or until maturity, we do not consider these investments other than temporarily impaired.
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	March 29, 2020
(in thousands)	Amortized cost	Fair value
Due in one year or less	$26,080	$26,145
Due after one year through five years	88,541	90,049
Due after five years through ten years	28,158	29,258
Total held-to-maturity investments	$142,779	$145,452

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Equity investments
We hold mutual funds and money market funds to support our deferred compensation liability. Unrealized gains and losses related to equity investments still held at March 29, 2020 and March 31, 2019, totaled a $2.9 million loss and a $2.4 million gain for the thirteen weeks then ended, respectively, and are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
NOTE 4:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)		PeopleReady	PeopleManagement	PeopleScout	Total company
Balance at	December 29, 2019
Goodwill before impairment		106,304	81,092	145,181	332,577
Accumulated impairment loss		(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net		60,094	47,392	130,012	237,498

Impairment loss		—	(45,901)	(94,588)	(140,489)
Foreign currency translation		—	—	(3,719)	(3,719)

Balance at	March 29, 2020
Goodwill before impairment		106,304	81,092	141,462	328,858
Accumulated impairment loss		(46,210)	(79,601)	(109,757)	(235,568)
Goodwill, net		$60,094	$1,491	$31,705	$93,290

Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	March 29, 2020			December 29, 2019
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Client relationships (2)	$98,181	$(71,073)	$27,108	$149,299	$(83,317)	$65,982
Trade names/trademarks	1,939	(467)	1,472	2,052	(441)	1,611
Technologies	600	(550)	50	600	(520)	80
Total finite-lived intangible assets	$100,720	$(72,090)	$28,630	$151,951	$(84,278)	$67,673

(1)	Excludes assets that are fully amortized.

(2)	Balance at March 29, 2020 is net of impairment loss of $34.7 million recorded in the thirteen weeks ended March 29, 2020.
Amortization expense of our finite-lived intangible assets was $4.0 million and $5.1 million for the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively.
Indefinite-lived intangible assets
We also held indefinite-lived trade names/trademarks of $6.0 million as of March 29, 2020 and December 29, 2019.

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairments
Goodwill
We evaluate goodwill for impairment on an annual basis as of the first day of our fiscal second quarter, and whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in the business climate, operating performance indicators, competition, client engagement, legal factors, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year. During the first quarter of 2020, the following events made it more likely than not that an impairment had occurred and accordingly, we performed an interim impairment test as of the last day of our fiscal first quarter.
We experienced a significant decline in our stock price during the first quarter of 2020. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected the expected continued weakness in pricing and demand for our staffing services in a volatile economic climate. This was further impacted in March 2020 by the COVID-19 pandemic which created a sudden economic shock both globally and domestically. The response in the United States and Canada has generally been to require that the populous remain at home unless they are working in an “essential” role as defined by state governments. We are continuing to support our clients during this period of time, many of whom are essential businesses, but volumes have declined substantially. Most industries we serve have been impacted by a significant decrease in demand for their products and services, and as a result, demand for our services has decreased. We expect significant decreases to our revenues and corresponding operating results as we experience continued weakness in pricing and demand for our services during this severe economic downturn. While we expect to see demand recover in the future, our expectation is that the rate of recovery will vary by geography and industry depending on the economic impact caused by COVID-19 and the rate at which infections decline to a contained level.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 11.5% to 12.0%. The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. As a result of this impairment test, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2020. The total goodwill carrying value of $45.9 million for PeopleManagement On-site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively, leaving a remaining goodwill balance of $22.0 million and $9.7 million, respectively as of March 29, 2020. Should actual results decline further or longer than we have currently estimated, the remaining goodwill balances may be further impaired. We will continue to closely monitor the operational performance of these reporting units as it relates to goodwill impairment.
Finite-lived intangible assets
We generally record acquired intangible assets that have finite useful lives, such as client relationships, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques. With the decrease in demand for our services due to the economic impact caused by the response to COVID-19, we lowered our future expectations, which was the primary trigger of an impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thirteen weeks ended March 29, 2020. The impairment charge for PeopleScout RPO and PeopleManagement On-site reporting units was $25.0 million and $9.7 million, respectively, leaving a remaining client relationship balance of $6.2 million and $8.5 million, respectively as of March 29, 2020. Considerable management judgment was necessary to determine key assumptions, including projected revenue of acquired clients and an appropriate discount rate of 12.0%. Should actual results decline further or longer than we have currently estimated, the remaining goodwill balances may be further impaired.
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
We performed an interim impairment test of our indefinite-lived intangible assets as of the last day of our first fiscal quarter for 2020 and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the thirteen weeks ended March 29, 2020.
NOTE 5:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our contingent and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 2.0% at March 29, 2020 and December 29, 2019. Payments made against self-insured claims are made over a weighted average period of approximately 5 years as of March 29, 2020.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	March 29, 2020	December 29, 2019
Undiscounted workers’ compensation reserve	$272,179	$274,934
Less discount on workers’ compensation reserve	18,724	19,316
Workers’ compensation reserve, net of discount	253,455	255,618
Less current portion	69,353	73,020
Long-term portion	$184,102	$182,598

Payments made against self-insured claims were $14.6 million and $15.3 million for the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 29, 2020 and December 29, 2019, the weighted average rate was 2.2% and 2.4%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $45.6 million and $45.3 million, and the corresponding gross receivable for the insurance on excess claims was $44.6 million and $45.3 million as of March 29, 2020 and December 29, 2019, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $14.3 million and $11.9 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:    LONG-TERM DEBT
On March 16, 2020, we entered into a first amendment to our credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. dated as of July 13, 2018 (the “Amendment,” the existing credit agreement as amended by the Amendment, the “Credit Agreement,” and the revolving credit facility established thereunder, the “Revolving Credit Facility”). The Amendment extended the maturity of the Revolving Credit Facility to March 16, 2025, and modified certain other terms.
The Credit Agreement provides for a revolving line of credit of up to $300.0 million with an option, subject to lender approval, to increase the amount to $450.0 million, and matures in five years. Included in the Credit Agreement is a $30.0 million sub-limit for Swingline loans and a $125.0 million sub-limit for letters of credit. At March 29, 2020, $293.5 million was drawn on the Revolving Credit Facility, which included a $10.0 million Swingline loan, and $6.2 million of standby letters of credit, leaving $0.3 million available under the Revolving Credit Facility for additional borrowings. At December 29, 2019, $37.1 million was drawn on the Revolving Credit Facility, which included a $17.1 million Swingline loan.
Under the terms of the Credit Agreement, we pay a variable rate of interest on funds borrowed under the revolving line of credit in excess of the Swingline loans, based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread between 1.25% and 2.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25% and 1.50%. The base rate is the greater of the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the credit agreement. At March 29, 2020, the applicable spread on LIBOR was 1.25% and the weighted average index rate was 1.00%, resulting in a weighted average interest rate of 2.25%.
Under the terms of the Credit Agreement, we are required to pay a variable rate of interest on funds borrowed under the Swingline loan based on the base rate plus applicable spread between 0.25% and 1.50%, as described above. At March 29, 2020, the applicable spread on the base rate was 0.25% and the base rate was 3.25%, resulting in an interest rate of 3.50%.
A commitment fee between 0.250% and 0.375% is applied against the Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio, as defined in the credit agreement. Letters of credit are priced at a margin between 1.00% and 2.25%, plus a fronting fee of 0.50%.
Obligations under the Credit Agreement are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the Credit Agreement. The leverage coverage ratio is our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the Credit Agreement, and we are required to maintain a ratio of less than 3.0. The fixed charge coverage ratio is trailing twelve months bank-adjusted cash flow divided by cash interest expense which is required to be greater than 1.25. As of March 29, 2020, we were in compliance with all covenants related to the Revolving Credit Facility as our leverage coverage ratio was 2.7 and our fixed charge coverage ratio was 40.8. If we continue to experience significant revenue declines, which is likely to occur, we would not meet one or more of our financial covenants under our Revolving Credit Facility within the next 12 months. Our failure to comply with these restrictive covenants would result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their due date. Refer to Note 1: Summary of Significant Accounting Policies - Going concern assessment and management’s plans for additional details.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	March 29, 2020	December 29, 2019
Cash collateral held by workers’ compensation insurance carriers	$22,317	$22,256
Cash and cash equivalents held in Trust	26,641	23,681
Investments held in Trust	142,761	149,373
Letters of credit (1)	6,202	6,202
Surety bonds (2)	20,731	20,731
Total collateral commitments	$218,652	$222,243

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:    SHAREHOLDERS’ EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended
(in thousands)	March 29, 2020	March 31, 2019

Common stock shares
Beginning balance	38,593	40,054
Purchases and retirement of common stock	(2,930)	(234)
Issuances under equity plans, including tax benefits	415	308
Stock-based compensation	50	24
Ending balance	36,128	40,152

Common stock amount
Beginning balance	$1	$1
Current period activity	—	—
Ending balance	1	1

Retained earnings
Beginning balance	639,210	606,087
Net income (loss)	(150,494)	8,276
Purchases and retirement of common stock (1)	(52,346)	(5,303)
Issuances under equity plans, including tax benefits	(1,471)	(1,057)
Stock-based compensation	1,507	3,606
Change in accounting standard cumulative-effect adjustment (2)	(602)	—
Ending balance	435,804	611,609

Accumulated other comprehensive loss
Beginning balance, net of tax	(13,238)	(14,649)
Foreign currency translation adjustment	(6,625)	1,326
Ending balance, net of tax	(19,863)	(13,323)

Total shareholders’ equity ending balance	$415,942	$598,287

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

(2)	As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to retained earnings of $0.6 million in the first quarter of 2020.
Share repurchase plan

On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. We may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase program or otherwise. As of March 29, 2020, $66.7 million remains available for repurchase of common stock under the existing authorization.

Page - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the existing share repurchase plan, on February 28, 2020 we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $40.0 million of our common stock. Under the ASR agreement, we paid $40.0 million to the financial institution and received an initial delivery of 2,150,538 shares, which represented 80% of the total shares we expect to receive based on the market price at the time of the initial delivery. This transaction was conducted prior to the medical community’s acknowledgment of the expected severity that COVID-19 would have on the United States.
The final number of shares delivered upon settlement of the agreement will be determined with reference to the volume weighted average price of our shares over the term of the ASR agreement, less the agreed-upon discount, which will end no later than July 2, 2020. Under the terms of the ASR agreement, upon settlement, we will either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution. We control the election to either deliver additional shares or cash to the financial institution, if required. As such, the forward stock purchase contract was considered indexed to our own stock and is classified as an equity instrument. The value of the initial shares received was recorded as a reduction to retained earnings, and the number of shares initially received was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.

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
Our effective tax rate for the thirteen weeks ended March 29, 2020 was 14.1%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from a non-deductible goodwill and intangible asset impairment charge, the Coronavirus Aid, Relief and Economic Security Act, and the federal Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate of 14.1% result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of stock-based compensation.

NOTE 10:	NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended
(in thousands, except per share data)	March 29, 2020	March 31, 2019
Net income (loss)	$(150,494)	$8,276

Weighted average number of common shares used in basic net income (loss) per common share	37,255	39,366
Dilutive effect of non-vested restricted stock	—	369
Weighted average number of common shares used in diluted net income (loss) per common share	37,255	39,735

Net income (loss) per common share:
Basic	$(4.04)	$0.21
Diluted	$(4.04)	$0.21

Anti-dilutive shares	602	336

NOTE 11:    SEGMENT INFORMATION
Our operating segments are based on the organizational structure for which financial results are regularly reviewed by our chief operating decision-maker, our Chief Executive Officer, to determine resource allocation and assess performance.

Page - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our operating segments and reportable segments are described below:
Our PeopleReady reportable segment provides blue-collar, contingent staffing through the PeopleReady operating segment. PeopleReady provides on-demand and skilled labor in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, retail, waste and recycling, energy, hospitality, general labor and others.
Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-site at the client’s facility, through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:

•	On-site: On-site management and recruitment for the contingent industrial workforce of manufacturing, warehouse, and distribution facilities; and

•	Centerline Drivers: Recruitment and management of contingent and dedicated commercial drivers to the transportation and distribution industries.
Our PeopleScout reportable segment provides high-volume, permanent employee recruitment process outsourcing, employer branding services and management of outsourced labor service providers through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:

•	PeopleScout: Outsourced recruitment of permanent employees on behalf of clients; and

•	PeopleScout MSP: Management of multiple third-party staffing vendors on behalf of clients.
We evaluate performance based on segment revenue and segment profit (loss). Inter-segment revenue is minimal. Segment profit (loss) includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit (loss) excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other income and expense, income taxes, and other adjustments not considered to be ongoing.
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended
(in thousands)	March 29, 2020	March 31, 2019
Revenue from services:
Contingent staffing
PeopleReady	$299,294	$326,868
PeopleManagement	141,614	158,044
Human resource outsourcing
PeopleScout	53,344	67,440
Total company	$494,252	$552,352

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of segment profit to income (loss) before tax expense (benefit):

	Thirteen weeks ended
(in thousands)	March 29, 2020	March 31, 2019
Segment profit (loss):
PeopleReady	$7,655	$11,470
PeopleManagement	(314)	2,306
PeopleScout	2,508	10,427
	9,849	24,203
Corporate unallocated	(5,209)	(7,277)
Work Opportunity Tax Credit processing fees	(135)	(240)
Acquisition/integration costs	—	(577)
Goodwill and intangible asset impairment charge	(175,189)	—
Other costs	4,273	2,606
Depreciation and amortization	(9,094)	(9,952)
Income (loss) from operations	(175,505)	8,763
Interest and other income (expense), net	263	553
Income (loss) before tax expense (benefit)	$(175,242)	$9,316

Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.
NOTE 12:    SUBSEQUENT EVENT
On April 6, 2020, in connection with our plan to reduce costs as a result of the economic impact caused by the response to COVID-19, we announced a workforce reduction and notified approximately 645 employees of their termination and furloughed approximately 100 employees. We currently anticipate incurring severance-based charges of approximately $8 million. The severance expense related to the workforce reduction will be recognized in the second quarter of 2020.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMENT ON FORWARD LOOKING STATEMENTS
Certain statements in this Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, the impact of and proposed actions in response to COVID-19, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “goal,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in our forward-looking statements, including the risks and uncertainties described in “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q),“Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Risk Factors” (Part II, Item 1A of this Form 10-Q). We undertake no duty to update or revise publicly any of the forward-looking statements after the date of this report or to conform such statements to actual results or to changes in our expectations, whether because of new information, future events, or otherwise.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our accompanying unaudited consolidated financial statements (“financial statements”) with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, and our financial statements and the accompanying notes to our financial statements.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. In 2019, we connected approximately 724,000 people with work and served approximately 139,000 clients. We report our business as three reportable segments: PeopleReady, PeopleManagement and PeopleScout. See Note 11: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our operating segments and reportable segments. Our PeopleReady segment offers on-demand, industrial staffing; our PeopleManagement segment offers contingent, on-site industrial staffing and commercial driver services; and our PeopleScout segment offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions to a wide variety of industries.

The global economy and our business specifically have been dramatically affected by COVID-19. COVID-19 was first identified in Wuhan, China in late 2019, and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in country-level quarantines, global travel restrictions and broad-based economic slowdowns. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, it is difficult to predict the short-term and the long-term impact of the pandemic on our business at this time. Our first priority, with regard to the COVID-19 pandemic, is to do everything we can to ensure the safety, health, and hygiene of our associates, employees, clients, suppliers and others with whom we partner in our business activities to continue our business operations in this unprecedented business environment. A number of states, counties and municipalities issued orders requiring persons who were not engaged in essential activities and businesses to remain at home. Other jurisdictions without stay-at-home orders required nonessential businesses to close. Our business remains open and we provide key services to essential businesses.

In response to these rapidly changing market conditions, we are taking all appropriate steps to reduce selling, general and administrative (“SG&A”) expense and other cash outflows. We have taken actions to reduce our operating expenses by approximately $95 million to $105 million in fiscal 2020 while preserving key strengths of our business, such as our branch footprint and technology innovation, to ensure we are prepared when business conditions improve. We entered fiscal 2020 from a position of strength given our balance sheet that included $37 million of debt and a comparable amount of cash. In March, we drew substantially all of the remaining availability on our $300 million revolving credit agreement (the “Credit Agreement,” and the revolving credit facility established thereunder, the “Revolving Credit Facility”) to further enhance our liquidity position and are taking steps to improve positive cash flow.

We continue to monitor this rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, it is difficult to estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will have a material adverse impact on our future revenue, overall profitability and liquidity. For additional discussion on the uncertainties and business risks associated with COVID-19, refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.
First quarter of 2020 highlights
Revenue from services
Total company revenue declined 11% to $494 million for the thirteen weeks ended March 29, 2020, compared to the same period in the prior year. Revenue declined 7% for the first two months of 2020 compared to the same period in the prior year due primarily to less demand for our services as clients moderated contingent labor spend in response to lower volumes in light of continued economic uncertainty. Declines were broad-based across multiple geographies and industries. Revenue declined 16% in March compared to the same period in the prior year due to a significant drop in demand associated with government and societal actions to address the COVID-19 threat. In particular, the outbreak and preventive measures taken to help curb the spread had severe adverse impacts on our operations and business results in March. Many of the clients we serve have been severely impacted by COVID-19 and have stopped or significantly reduced their need for our staffing services, which has resulted in lower than expected revenue. Year-over-year weekly revenue trends rapidly decelerated in March culminating in a 32% decline in our PeopleReady business and a 30% decline in our PeopleManagement business during the last week of the quarter. PeopleScout bills monthly and accordingly, weekly trends are not available. Revenues have also been impacted by higher levels of unemployment making it easier for businesses to find labor on their own. We expect these two factors to have a significant adverse impact on our future revenue as well as our overall profitability and liquidity for as long as the negative economic impacts of COVID-19 are being

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

experienced. Our business remains open and we provide key services to essential businesses such as health care, food processors, grocery stores, and government, which have experienced less pressure.
PeopleReady, our largest segment, experienced a revenue decline of 8%. PeopleManagement, our lowest margin segment, experienced a revenue decline of 10%. PeopleScout, our highest margin segment, experienced a revenue decline of 21%. In addition to less demand from existing clients, PeopleScout continues to experience the impact of the lower volume and margin from a large industrial client due to the client’s adverse business conditions in fiscal 2019.
Gross profit
Total company gross profit as a percentage of revenue for the thirteen weeks ended March 29, 2020 decreased by 110 basis points to 25.5%, compared to 26.6% for the same period in the prior year. Our PeopleScout business contributed approximately 100 basis points to the decline primarily due to continued impact of lower volume from a large, higher margin industrial client and the rapid revenue decline caused by the disruption of the COVID-19 pandemic which outpaced the reductions to our service delivery team.
Our staffing businesses contributed 50 basis points to the decline primarily due to a change in revenue mix associated with larger declines in our higher margin local accounts compared to our lower margin national accounts and energy-related businesses. This was largely offset by a benefit from a reduction in estimated costs to comply with the Affordable Care Act which were recorded in prior fiscal years, net of additional insurance coverage associated with former workers’ compensation carriers in liquidation in the prior year. We do not expect the benefit from lower affordable health care costs to reoccur.
Selling, general and administrative expense
Total company SG&A expense decreased by $11 million to $117 million, or 23.7% of revenue for the thirteen weeks ended March 29, 2020, compared to $128 million, or 23.2% of revenue for the same period in the prior year. The decrease in SG&A expense is primarily due to cost control programs put in place in 2019 in response to softening revenue trends. Commencing in the latter half of March 2020, we also initiated comprehensive actions to dramatically reduce costs in response to rapidly changing market conditions due to COVID-19 pandemic. We are taking all appropriate steps to reduce SG&A expense while preserving the key strengths of our business to ensure we are prepared for the time when business conditions improve. We will continue to monitor and manage our SG&A expense in the current environment.
Loss from operations
Total company loss from operations was $176 million for the thirteen weeks ended March 29, 2020, compared to income from operations of $9 million for the same period in the prior year. The loss for the first quarter of 2020 consisted almost entirely of a goodwill and intangible asset impairment charge of $175 million related to our acquisitions. The charge is a result of the adverse impact on expected future cash flows related to the current state of the economy. The charge does not impact our current cash, liquidity or banking covenants. In addition, we experienced a decrease in income from operations compared to the same period in the prior year due to the decline in revenue and gross profit, partially offset by the decrease in SG&A expense due to cost control programs.
Net loss
Net loss was $150 million, or $4.04 per diluted share for the thirteen weeks ended March 29, 2020, compared to net income of $8 million, or $0.21 per diluted share for the same period in the prior year. The net loss for the first quarter of 2020 included a goodwill and intangible asset impairment charge of $175 million ($152 million after tax or $4.08 per diluted share). The remaining $6 million decline was almost entirely driven by declining income from operations as a result of lower revenue and gross profit partially offset by a decline in SG&A expense due to cost control programs.
Additional highlights
We are focused on capital preservation as a top priority. In response to the rapidly changing market conditions, we have taken swift action to reduce operating costs and other cash outflows to preserve capital to fund working capital needs. We entered fiscal 2020 from a position of strength with a balance sheet that included $37 million of debt and a comparable amount of cash. On March 16, 2020, we extended the maturity of the Revolving Credit Facility to March 16, 2025, and under the Credit Agreement we have the option, subject to lender approval, to increase the Revolving Credit Facility to $450 million. In March, we drew substantially all of the remaining availability on our $300 million Revolving Credit Facility to further enhance our liquidity position. As of March 29, 2020, we had cash and cash equivalents of $265 million and total debt of $294 million.

We continue to monitor the rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There may be

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, it is difficult to estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. A protracted recession will have a material adverse impact on our future revenue as well as our overall profitability, ability to fund working capital needs and comply with banking covenants.
RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended
(in thousands, except percentages and per share data)	March 29, 2020	% of revenue	March 31, 2019	% of revenue
Revenue from services	$494,252		$552,352
Total revenue growth (decline) %	(10.5)%		(0.4)%

Gross profit	$126,159	25.5%	$146,695	26.6%
Selling, general and administrative expense	117,381	23.7%	127,980	23.2%
Depreciation and amortization	9,094	1.8%	9,952	1.8%
Goodwill and intangible asset impairment charge	175,189		—
Income (loss) from operations	(175,505)	(35.5)%	8,763	1.6%
Interest and other income (expense), net	263		553
Income (loss) before tax expense (benefit)	(175,242)		9,316
Income tax expense (benefit)	(24,748)		1,040
Net income (loss)	$(150,494)	(30.4)%	$8,276	1.5%

Net income (loss) per diluted share	$(4.04)		$0.21
We report our business as three reportable segments described below and in Note 11: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.

•
PeopleReady provides access to reliable workers in the United States, Canada and Puerto Rico through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people to work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, hospitality, and others. As of December 29, 2019, we had a network of 614 branches across all 50 states, Canada and Puerto Rico. Complementing our branch network is our mobile application, JobStackTM, which connects workers with jobs, creates a virtual exchange between our workers and clients, and allows our branch resources to expand their recruiting and sales efforts and service delivery. JobStack is helping to competitively differentiate our services, expand our reach into new demographics, and improve both service delivery and work order fill rates as we lead our business into a digital future.

•
PeopleManagement predominantly provides a wide range of on-site contingent staffing and workforce management solutions to larger multi-site manufacturing, distribution and fulfillment clients. In comparison with PeopleReady, services are larger in scale, longer in duration, and dedicated service teams are located at the client’s facility. Effective December 30, 2019 (first day of our 2020 fiscal year), we combined our two on-site contingent industrial workforce operating segments, Staff Management | SMX and SIMOS Insourcing Solutions into one operating segment titled “On-site,” which continues to be reported under PeopleManagement. On-site includes our branded service offerings for hourly and productivity-based industrial staffing solutions serving the same industries and similar clients. PeopleManagement also includes Centerline Drivers (“Centerline”), which specializes in dedicated and contingent commercial truck drivers to the transportation and distribution industries.

•
PeopleScout provides recruitment process outsourcing of end-to-end talent acquisition services from candidate sourcing and engagement through the onboarding of employees as well as employer branding services. Our solution is highly scalable and flexible, which allows for the outsourcing of all or a subset of skill categories across a series of recruitment, hiring and onboarding steps. Our solution delivers improved talent quality and candidate experience, faster hiring, increased scalability, lower cost of recruitment, greater flexibility, and increased compliance. Our clients outsource the recruitment process to PeopleScout in all major industries and jobs. We leverage our proprietary technology platform (AffinixTM) for sourcing, screening and delivering

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

a permanent workforce, along with dedicated service delivery teams to work as an integrated partner with our clients. Affinix uses artificial intelligence and machine learning to search the web and source candidates, which means we can create the first slate of candidates for a job posting within minutes rather than days.
Our PeopleScout reportable segment also includes a managed service provider business, which provides clients with improved quality and cost management of their contingent labor vendors.
Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 29, 2020	Growth (decline) %	Segment % of total	March 31, 2019	Segment % of total
Revenue from services:
PeopleReady	$299,294	(8.4)%	60.5%	$326,868	59.2%
PeopleManagement	141,614	(10.4)	28.7	158,044	28.6
PeopleScout	53,344	(20.9)	10.8	67,440	12.2
Total company	$494,252	(10.5)%	100.0%	$552,352	100.0%

The workforce solutions business is dependent on the overall strength of the labor market. Clients tend to use contingent workers to supplement their existing workforce and generally hire permanent workers when long-term demand is expected to increase. As a consequence, our revenue from services tends to increase quickly when the economy begins to grow. Conversely, our revenue decreases quickly when the economy begins to weaken and thus contingent staff positions are eliminated, permanent hiring is frozen and turnover replacement diminishes.

The global economy and our business have been dramatically affected by the COVID-19 pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. Our first priority with regard to the COVID-19 pandemic is to do everything we can to ensure the safety, health and hygiene of our associates, employees, clients, suppliers and others with whom we partner in our business activities to continue our business operations in this unprecedented business environment. A number of states, counties and municipalities issued orders requiring persons who were not engaged in essential activities and businesses to remain at home. Other jurisdictions without stay-at-home orders required nonessential businesses to close. Our business remains open and we provide key services to essential businesses.

In response to these rapidly changing market conditions, we are taking all appropriate steps to reduce SG&A expense and other cash outflows. We continue to monitor the rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, it is difficult to estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will have a material adverse impact on our future revenue as well as our overall profitability. For additional discussion on the uncertainties and business risks associated with COVID-19, refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.
PeopleReady
PeopleReady revenue declined to $299.3 million for the thirteen weeks ended March 29, 2020, an 8.4% decrease compared to the same period in the prior year. Revenue declined 5.1% for the first two months of 2020 compared to the same period in the prior year due primarily to less demand for our services as clients moderated contingent labor spend in response to lower volumes in light of continued economic uncertainty. Declines were broad-based across multiple geographies and industries. Revenue declined 13.7% for March 2020 compared to the same period in the prior year due to a significant drop in demand from our clients associated with actions to address the COVID-19 threat. Weekly revenue declines accelerated in the back half of March with declines of 19.9% and 32.3% for the last two weeks of the quarter, respectively, compared to the same period in the prior year. Many of the clients we serve have been severely impacted by COVID-19 and have stopped or significantly reduced their use of our staffing services, which has resulted in lower than expected revenue. We expect these two factors to have a significant adverse impact on our future revenue as well as our overall profitability and liquidity for as long as the negative economic impacts of COVID-19 are being experienced. Our business remains open and we provide key services to essential businesses such as health care, food processors, grocery, and government, which have experienced less pressure.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

We believe the decline was partially offset by the use of our industry-leading JobStack mobile application that digitally connects workers with jobs. During the first quarter of 2020, PeopleReady dispatched approximately 1 million shifts via JobStack and achieved a digital fill rate of 51% compared to 47% in the same period in the prior year. JobStack has an 89% worker adoption rate and was used by 23,500 clients in the first quarter of 2020, or an increase of over 50% compared to the same period in the prior year. The digital fill rate and client adoption increased 2.3% and 10.3%, respectively, during the first quarter of 2020 compared to the fourth quarter of 2019. JobStack is helping us safely connect people with work during this time of crisis.
PeopleManagement
PeopleManagement revenue declined to $141.6 million for the thirteen weeks ended March 29, 2020, a 10.4% decrease compared to the same period in the prior year. Revenue declined 8.1% for the first two months of 2020 compared to the same period in the prior year due primarily to less demand for our services as clients moderated contingent labor spend in response to lower volumes in light of continued economic uncertainty. Declines were broad-based across multiple industries. Revenue declined 14.1% for March 2020 compared to the same period in the prior year due to a significant drop in demand from our clients associated with actions to address the COVID-19 threat. Weekly revenue declines accelerated in the back half of March with declines of 15.1% and 29.6% for the last two weeks of the quarter respectively compared to the same period in the prior year. Many of the clients we serve have been severely impacted by COVID-19 and have stopped or significantly reduced their need for our staffing services, which has resulted in lower than expected revenue. We expect these two factors to have a significant adverse impact on our future revenue as well as our overall profitability and liquidity for as long as the negative economic impacts of COVID-19 are being experienced. Our business remains open and we provide key services to essential businesses such as health care, food processors, and grocery stores, which have experienced less pressure.
PeopleScout
PeopleScout revenue declined to $53.3 million for the thirteen weeks ended March 29, 2020, a 20.9% decrease compared to the same period in the prior year. Revenue declined 16.6% for the first two months of 2020 compared to the same period in the prior year due primarily to the impact of the substantially reduced project-based recruiting volumes at a large industrial client, which declined throughout 2019 due to the client’s adverse business conditions resulting in no order volume in the fourth quarter of 2019. Revenue declined 27.9% for March 2020 compared to the same period in the prior year due to less demand from existing clients resulting from the economic disruption caused by the COVID-19 pandemic. Our clients in the hospitality and airline industries were hit especially hard.
Gross profit
Gross profit was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 29, 2020	March 31, 2019
Gross profit	$126,159	$146,695
Percentage of revenue	25.5%	26.6%
Gross profit as a percentage of revenue declined to 25.5%, or 110 basis points for the thirteen weeks ended March 29, 2020, compared to 26.6% for the same period in the prior year. Our PeopleScout business contributed approximately 100 basis points to the decline primarily due to 60 basis points associated with substantially reduced project-based recruiting volumes from a large, higher margin industrial client which declined throughout 2019 due to the client’s adverse business conditions and 40 basis points associated with the rapid revenue decline caused by the disruption of the COVID-19 pandemic which outpaced our reductions to our service delivery team.
Our staffing businesses contributed 50 basis points to the decline primarily due to a change in revenue mix associated with larger declines in our higher margin local accounts compared to our lower margin national accounts and energy-related businesses. This was largely offset by a benefit from a reduction in estimated costs to comply with the Affordable Care Act which were recorded in prior fiscal years, net of additional insurance coverage associated with former workers’ compensation carriers in liquidation in the prior year. We do not expect the benefit from lower affordable health care costs to reoccur.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expense
SG&A expense was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 29, 2020	March 31, 2019
Selling, general and administrative expense	$117,381	$127,980
Percentage of revenue	23.7%	23.2%
Total company SG&A expense decreased by $10.6 million to $117.4 million, or 23.7% of revenue for the thirteen weeks ended March 29, 2020, compared to $128.0 million, or 23.2% of revenue for the same period in the prior year. The decrease in SG&A expense was primarily due to cost control programs put in place in fiscal 2019 in response to softening revenue trends. Commencing in the latter half of March 2020, we also initiated comprehensive actions to dramatically reduce costs in response to rapidly changing market conditions due to the COVID-19 pandemic. We are taking all appropriate steps to reduce SG&A expense while preserving the key strengths of our business to ensure we are prepared for the time when business conditions improve. We will continue to monitor and manage our SG&A expense in the current environment.
Depreciation and amortization
Depreciation and amortization was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 29, 2020	March 31, 2019
Depreciation and amortization	$9,094	$9,952
Percentage of revenue	1.8%	1.8%
Depreciation and amortization decreased primarily due to several intangible assets which became fully amortized in the second quarter of 2019, which resulted in a decline in amortization expense for the thirteen weeks ended March 29, 2020.
Goodwill and intangible asset impairment charge
A summary of the goodwill and intangible asset impairment charge by reportable segment is as follows:

(in thousands)	PeopleManagement	PeopleScout	Total company
Goodwill	45,901	94,588	140,489
Client relationships	9,700	25,000	34,700
Total	$55,601	$119,588	$175,189
We evaluate goodwill for impairment on an annual basis as of the first day of our fiscal second quarter, and whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in the business climate, operating performance indicators, competition, client engagement, legal factors, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year. During the first quarter of 2020, the following events made it more likely than not that an impairment had occurred and accordingly, we performed an interim impairment test as of the last day of our fiscal first quarter of 2020.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

We experienced a significant decline in our stock price during the first quarter of 2020. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected the expected continued weakness in pricing and demand for our services in an uncertain economic climate, which was further impacted in March 2020 by the COVID-19 pandemic. The response in the United States and Canada has generally been to require that the populous remain at home unless they are working in an “essential” role as defined by state governments. We are continuing to support our clients during this period of time, many of whom are essential businesses, but volumes have declined substantially. Most industries we serve have been impacted by a significant decrease in demand for their products and services, and as a result, demand for our services has decreased. We expect significant decreases to our revenues and corresponding operating results as we experience continued weakness in pricing and demand for our services during this severe economic downturn. While we expect to see demand recover in the future, our expectation is that the rate of recovery will vary by geography and industry depending on the economic impact caused by COVID-19 and the rate at which infections decline to a contained level.
As a result of our interim impairment test, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million, which was included in goodwill and intangible asset impairment charge on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2020. The total goodwill carrying value of $45.9 million for PeopleManagement On-site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively, leaving a remaining goodwill balance of $22.0 million and $9.7 million, respectively as of March 29, 2020. In the event that the declining revenue and operating results continue in the future, the remaining balances may become impaired. Our assessment of goodwill impairment indicated that as of March 29, 2020, the fair value of the PeopleReady and Centerline reporting units exceeded their carrying values and therefore goodwill was not impaired. Should actual results decline further or longer than we have currently estimated, the remaining goodwill balances may be further impaired. We will continue to closely monitor the operational performance of these reporting units as it relates to goodwill impairment.
We generally record acquired intangible assets that have finite useful lives, such as client relationships, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results or significant changes in business strategies. With the decrease in demand for our services due to the economic impact caused by COVID-19, we have lowered our future expectations, which was the primary trigger of an impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2020. The impairment charge for PeopleScout RPO and PeopleManagement On-site reporting units was $25.0 million and $9.7 million, respectively, leaving a remaining client relationship balance of $6.2 million and $8.5 million, respectively as of March 29, 2020.
Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 29, 2020	March 31, 2019
Income tax expense (benefit)	$(24,748)	$1,040
Effective income tax rate	14.1%	11.2%
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
Our effective tax rate for the thirteen weeks ended March 29, 2020 was 14.1%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from a non-deductible goodwill and intangible asset impairment charge, the Coronavirus Aid, Relief and Economic Security Act, and the federal Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate of 14.1% result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of stock-based compensation.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

Segment performance
We evaluate performance based on segment revenue and segment profit (loss). Segment profit (loss) includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit (loss) excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest, other income and expense, income taxes, and other adjustments not considered to be ongoing. See Note 11: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our reportable segments, as well as a reconciliation of segment profit to income (loss) before tax expense (benefit).
Segment profit (loss) should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 29, 2020	March 31, 2019
Revenue from services	$299,294	$326,868
Segment profit	7,655	11,470
Percentage of revenue	2.6%	3.5%
PeopleReady segment profit declined to $7.7 million, or 2.6% of revenue for the thirteen weeks ended March 29, 2020, compared to $11.5 million, or 3.5% of revenue for the same period in the prior year. The decline was primarily due to less demand for our services, pricing pressure and increased contingent worker wages. The revenue decline for the first two months of 2020 compared to the same period in the prior year was primarily driven by less demand for our services as clients moderated contingent labor spend in response to lower volumes in light of continued economic uncertainty. In March, we saw a significant drop in demand from our clients associated with actions to address the COVID-19 threat. Many of the clients we serve have been severely impacted by COVID-19 and have stopped or significantly reduced their need for our staffing services, which has resulted in lower than expected revenue. We believe the declines were partially offset by the strategic use of our industry-leading JobStack mobile application that digitally connects workers with jobs. JobStack is helping us safely connect people with work during this time of crisis.
The decline in revenue was largely offset by our cost control programs which have reduced our SG&A expense in line with our plans.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 29, 2020	March 31, 2019
Revenue from services	$141,614	$158,044
Segment profit (loss)	(314)	2,306
Percentage of revenue	(0.2)%	1.5%
PeopleManagement decreased to a segment loss of $0.3 million for the thirteen weeks ended March 29, 2020, compared to a segment profit of $2.3 million for the same period in the prior year. The decline was primarily due to less demand for our services, pricing pressure and increased contingent worker wages. The revenue decline for the first two months of 2020 compared to the same period in the prior year was primarily driven by less demand for our services as clients moderated contingent labor spend in response to lower volumes in light of continued economic uncertainty. In March, we saw a significant drop in demand from our clients associated with actions to address the COVID-19 threat. Many of the clients we serve have been severely impacted by COVID-19 and have stopped or significantly reduced their need for our staffing services, which has resulted in lower than expected revenue. Declines were broad based across multiple industries. Due to the decline in revenue, we put in place cost control measures and have reduced SG&A expense in line with our plans.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	March 29, 2020	March 31, 2019
Revenue from services	$53,344	$67,440
Segment profit	2,508	10,427
Percentage of revenue	4.7%	15.5%

PeopleScout segment profit decreased to $2.5 million, or 4.7% of revenue for the thirteen weeks ended March 29, 2020, compared to $10.4 million, or 15.5% of revenue for the same period in the prior year. The decline in segment profit and profit margin was primarily driven by client mix. Client mix margins were impacted by substantially reduced project-based recruiting volumes at a large industrial client due to adverse business conditions. Due to the decline in segment profit, we put in place cost control measures and have reduced SG&A expense. In March, we saw a significant drop in demand from our clients associated with the economic disruption caused by the COVID-19 pandemic. Many of the clients we serve have been severely impacted by COVID-19 and have stopped or significantly reduced their need for our services. Accordingly, we took further actions to reduce the cost of our service delivery which lagged the rapid revenue decline caused by the disruption of the COVID-19 pandemic and negatively impacted our segment profit.
FUTURE OUTLOOK

The global economy and our business have been dramatically affected by the COVID-19 pandemic. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, it is difficult to predict the short-term and the long-term impact of the pandemic on our business at this time.

TrueBlue has implemented comprehensive measures across our brands to keep our associates and clients healthy and safe, including adherence to guidance from the Centers for Disease Control and Prevention, World Health Organization, Occupational Safety and Health Administration and other key authorities. We have created a specialized COVID-19 Task Force tracking the most up-to-date developments and safety standards, and have created an internal information hub with COVID-19 safety protocols, dashboards, FAQs, and daily reporting by location on COVID-19 impact. In addition to sharing TrueBlue’s COVID-19 Action Plan on our external website, we are actively sharing information on how companies and workers can protect themselves via ongoing emails, social outreach, webinars and other digital communications. We are fully leveraging our JobStack app to help companies and workers connect safely through a digital environment, and are testing and rolling out a new virtual onboarding capability. We are also leveraging our Affinix technology to enable companies to connect with permanent talent through virtual hiring and sourcing. Working closely with clients to enforce safety standards, we are supporting efforts in providing masks for associates, hand sanitizers, workplace disinfecting, social distancing, and temperature checks as required. We instruct all of our workers to stay home if they are not feeling well or have been exposed to COVID-19. We have immediate notification and self-quarantine protocols in place if a staff member, associate or client’s employee is diagnosed with or exposed to COVID-19, and we have field safety specialists closely evaluate any assignments related to clean up of potentially infectious job sites. To ensure business continuity for clients who need workers for essential services, we set up a Centralized Branch Support Center and are ready to implement Regional Command Centers as needed to serve as backup for our 600+ branches. Our branches follow strict sanitation and social distancing guidelines. In addition, across the TrueBlue organization, we have suspended all international travel and restricted non-essential domestic travel for our employees and are providing remote work capabilities for our Tacoma and Chicago headquarters and other locations.

A number of states, counties and municipalities issued orders requiring persons who were not engaged in essential activities and businesses to remain at home. Other jurisdictions without stay-at-home orders required nonessential businesses to close. Our business remains open and we provide key services to essential businesses. Given the rapidly changing economic environment, we have limited visibility into future demand for our services. However, we anticipate continued pressure on our revenue, profitability and cash flows as follows:

•
The workforce solutions business is dependent on the overall strength of the labor market. Our revenue from services decreases quickly when the economy begins to weaken and thus contingent staff positions are eliminated, permanent hiring is frozen, and turnover replacement diminishes. We believe our business will decline as the United States gross domestic product (“GDP”) continues to decline.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

•
Our revenue has historically fluctuated along with changes in GDP. Our analysis suggests that revenue would be down approximately 9% if GDP was flat and would decrease by seven percentage points for every additional point of year-over-year GDP decline. For example, if the year-over-year decline for GDP was 5% for a particular quarter, this would imply a decline in our revenue by approximately 44%.

•
We anticipate continued gross margin headwinds in fiscal 2020 primarily due to client pricing pressure, lower volume and client mix. PeopleScout revenue headwinds resulting from the loss of one large client after being acquired by a strategic buyer in the prior year will anniversary in the second quarter and substantially reduced project-based recruiting volumes at another industrial large client due to adverse business conditions will anniversary in the fourth quarter. Additionally, volume declines for our PeopleScout business will have a negative impact on gross margins due to the fixed nature of certain cost of service delivery.

•	We have taken appropriate steps and swift action to reduce our operating cost structure and other cash outflows to preserve capital to fund working capital needs.

•
We expect our days sales outstanding (“DSO”) to increase due to our mix of business with a higher proportion of national clients with longer payment terms and payment delays caused primarily by local and regional clients that have been more severely impacted by COVID-19. During the recession of fiscal 2008 and 2009 our DSO increased 5 days and bad debt expense as a percent of revenue increased to 1.05% for fiscal 2009 compared to 0.69% for the comparable prior year.

In response to these rapidly changing market conditions, we are taking the following steps out of an abundance of caution to increase our cash position and preserve financial flexibility:

•
We entered fiscal 2020 from a position of strength with a balance sheet that included $37 million of debt and a comparable amount of cash. On March 16, 2020, we amended our Credit Agreement and extended the term to March 16, 2025. In March 2020, we drew substantially all of the remaining availability on our $300 million Revolving Credit Facility to further enhance our liquidity position. We have an option to increase the amount to $450 million, subject to bank approval. As of March 29, 2020, we had cash and cash equivalents of $265 million and total debt of $294 million.

•
We have taken appropriate steps and swift action to reduce our operating cost structure and other cash outflows to preserve capital to fund working capital needs. We plan to reduce our operating expenses by approximately $95 million to $105 million for fiscal 2020. We expect to take a charge of approximately $8 million for employee termination and benefit costs in the second quarter of 2020.

•
We will reduce planned cash capital expenditures of $32 million by approximately $10 million to preserve operating capital and focus investment efforts. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in online and mobile applications to improve access to workers and candidates, as well as improve the speed and ease of connecting our clients and workers for our staffing businesses, and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce our PeopleReady dependence on local branches to find contingent workers and connect them with work. Examples include our JobStack mobile application in our PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business.

•	We have suspended share repurchases until economic conditions improve.

•
In addition to these actions, we continue to actively pursue further options to increase financial flexibility. While there is no immediate need to raise capital at the present time, we intend to evaluate accessing the financial markets and will look to raise capital, when and if the we deem it prudent, to further strengthen our balance sheet.

We continue to monitor the rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, it is difficult to estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. A protracted recession will have a material adverse impact on our future revenue growth as well as our overall profitability, funding working capital needs and complying with banking covenants that require us to maintain certain financial conditions, which we may fail to meet if we have insufficient funds to repay these loans and/or there is a material decrease in our profitability. Our failure to comply with these restrictive covenants would result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their due date. We are actively working with our banks with whom we have long standing relationships to seek an amendment or waiver of the covenants that we are likely to be unable to comply with.

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY

	Thirteen weeks ended
(in thousands)	March 29, 2020	March 31, 2019
Net income (loss)	$(150,494)	$8,276
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,094	9,952
Goodwill and intangible asset impairment charge	175,189	—
Provision for doubtful accounts	3,289	1,778
Non-cash lease expense, net of changes in operating lease liabilities	(48)	151
Stock-based compensation	1,508	3,606
Deferred income taxes	(23,432)	3,209
Other operating activities	5,375	(1,841)
Changes in operating assets and liabilities:
Accounts receivable	45,407	26,558
Accounts payable and other accrued expenses	(28,443)	(9,878)
Income tax receivable	435	(3,645)
Change in all other assets	5,958	(5,274)
Workers’ compensation claims reserve	(2,163)	(4,380)
Change in all other liabilities	(14,067)	(6,998)
Net cash provided by operating activities	$27,608	$21,514
Cash flows from operating activities
Net cash provided by operating activities was $27.6 million for the thirteen weeks ended March 29, 2020, compared to $21.5 million for the prior year.

Net loss for the thirteen weeks ended March 29, 2020 includes a goodwill and intangible asset impairment charge of $175.2 million ($151.9 million after tax) related to the company’s acquisitions. The charge is a result of the adverse impact on expected future cash flows related to the current state of the economy. The charge does not impact the company’s current cash, liquidity, or banking covenants.
Changes to adjustments to reconcile net loss to net cash provided by operating activities for the thirteen weeks ended March 29, 2020 were primarily due to:

•
Our 2020 forecast has sharply declined in response to the economic downturn due to the COVID-19 pandemic. The decline in revenue and the corresponding decline in operating results as well as expected continued weakness in demand for our services is expected to continue during this severe economic downturn. As a result, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million, which was included in goodwill and intangible asset impairment charge on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2020. With the decrease in demand for our services due to the economic impact caused by the response to COVID-19, we have lowered our future expectations, which was the primary trigger of an impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-site reporting units of $34.7 million, which was included in goodwill and intangible asset impairment charge on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2020.

•
Provision for doubtful accounts increased primarily due to clients significantly impacted by COVID-19. Bad debt expense as a percent of revenue increased to 0.6% for the thirteen weeks ended March 29, 2020, from 0.2% for the comparable period in the prior year.

•
The increase in other operating activities is primarily due to $4.8 million in unrealized losses on deferred compensation assets due to sharp declines in global equity investments for the thirteen weeks ended March 29, 2020, as compared to a $2.5 million gain in the same period in the prior year as equity markets strengthened.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Deferred tax assets increased primarily due to the $23.3 million of discrete tax benefit from non-deductible goodwill and intangible asset impairments.
Changes to operating assets and liabilities for the thirteen weeks ended March 29, 2020 were primarily due to:

•
Cash provided by accounts receivable of $45.4 million is due to normal seasonal deleveraging that occurs in our fiscal first quarter, which was further eventuated by the decline in revenue. This decrease was partially offset by an increase in our days sales outstanding of 0.9 days caused by mix of clients with longer cash collection cycle and payment delays primarily due to certain clients that have been severely impacted by COVID-19.

•
Cash used for accounts payable and accrued expenses of $28.4 million is due to cost control programs, seasonal patterns and timing of payments. The primary driver for the reduction to accounts payable and accrued expenses was the swift action to reduce our operating cost structure in response to the economic impact of COVID-19. The decline was also due to seasonal patterns. Our business experiences seasonal fluctuations for contingent staffing services. Demand is lower during the first quarter, due in part to limitations to outside work during the winter months and slowdown in manufacturing and logistics after the holiday season and accordingly accounts payable and accrued expense decline. Additionally, the beginning accounts payable and accrued expense balance was higher than normal and the ending balance lower than normal due to timing of payments.

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

Cash flows from investing activities

	Thirteen weeks ended
(in thousands)	March 29, 2020	March 31, 2019
Capital expenditures	$(7,028)	$(5,862)
Purchases and sales of restricted investments	6,288	7,267
Net cash provided by (used in) investing activities	$(740)	$1,405
Net cash used in investing activities was $0.7 million for the thirteen weeks ended March 29, 2020, compared to net cash provided of $1.4 million for the same period in the prior year.
Capital expenditures increased primarily due to increased investment in software technology. We remain committed to technological innovation to transform our business for a digital future that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access to workers and candidates, as well as improve the speed and ease of connecting our clients and workers for our staffing businesses, and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce our PeopleReady dependence on local branches to find contingent workers and connect them with work. Examples include our JobStack mobile application in our PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business.
Cash flows from financing activities

	Thirteen weeks ended
(in thousands)	March 29, 2020	March 31, 2019
Purchases and retirement of common stock	$(52,348)	$(5,303)
Net proceeds from employee stock purchase plans	323	380
Common stock repurchases for taxes upon vesting of restricted stock	(1,792)	(1,438)
Net change in Revolving Credit Facility	256,400	(37,800)
Other	(508)	(69)
Net cash provided by (used in) financing activities	$202,075	$(44,230)
Net cash provided by financing activities was $202.1 million for the thirteen weeks ended March 29, 2020, compared to net cash used of $44.2 million for the same period in the prior year.

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net cash provided by financing activities in the current quarter was due to our draw down on the Revolving Credit Facility. See Note 6: Long-Term Debt, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our Revolving Credit Facility. Net cash used in financing activities in the prior-year quarter was primarily due to net repayments on our Revolving Credit Facility.
During the thirteen weeks ended March 29, 2020, we repurchased $40.0 million of our common stock under an accelerated share repurchase program and $12.4 million of our common stock in the open market for a total of $52.4 million of common stock. These transactions were conducted prior to the medical community’s acknowledgment of the expected severity that COVID-19 would have on the United States. On February 28, 2020, as part of the existing share repurchase plan, we entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $40.0 million of our common stock. See Note 8: Shareholders’ Equity, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the accelerated share repurchase agreement. As of March 29, 2020, $66.7 million remains available for repurchase of common stock under existing authorizations. We do not plan to make additional repurchases until economic conditions improve.
CAPITAL RESOURCES
Revolving credit facility
On March 16, 2020, we entered into a first amendment to our credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. dated as of July 13, 2018 (the “Amendment,” the existing credit agreement as amended by the Amendment, the “Credit Agreement,” and the revolving credit facility established thereunder, the “Revolving Credit Facility”). The Amendment extended the maturity of the Revolving Credit Facility to March 16, 2025, and modified certain other terms. Subject to lender approval, we have the ability to increase our Revolving Credit Facility up to $450.0 million.
Our Revolving Credit Facility contains financial covenants based on our leverage and fixed charge coverage ratios, as defined in the Credit Agreement. The leverage coverage ratio is our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the Credit Agreement, and we are required to maintain a ratio of less than 3.0. The fixed charge coverage ratio is trailing twelve months bank-adjusted cash flow divided by cash interest expense which is required to be greater than 1.25. As of March 29, 2020, we were in compliance with all covenants related to the Revolving Credit Facility as our leverage coverage ratio was 2.7 and our fixed charge coverage ratio was 40.8. However, events resulting from the economic effects of COVID-19 may negatively impact our ability to comply with these covenants in the future, which has led us to actively work with our lenders to seek an amendment or waiver, and if unsuccessful could limit our access to or require accelerated repayment of our existing Revolving Credit Facility, or require us to pursue alternative financing. We believe it is likely that we will not meet one or more financial covenants within the next twelve months if we are not able to obtain accommodations from our lenders.

In the event we are unsuccessful in these efforts with our banks, management plans to take further action to expand the current cost reduction programs, eliminate all nonessential capital expenditure projects, accelerate working capital improvement initiatives, and complete the sale of certain assets to provide supplemental liquidity. In the absence of an amendment or waiver of covenants related to the revolving credit facility we believe our plans, if executed, would result in adequate cash flows to support our ongoing operations.
See Note 6: Long-Term Debt, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our Revolving Credit Facility.
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At March 29, 2020, we had restricted cash and investments totaling $218.9 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 3: Restricted Cash and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our restricted cash and investments.

Page - 32

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	March 29, 2020	December 29, 2019
Cash collateral held by workers’ compensation insurance carriers	$22,317	$22,256
Cash and cash equivalents held in Trust	26,641	23,681
Investments held in Trust	142,761	149,373
Letters of credit (1)	6,202	6,202
Surety bonds (2)	20,731	20,731
Total collateral commitments	$218,652	$222,243

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	March 29, 2020	December 29, 2019
Total workers’ compensation reserve	$253,455	$255,618
Add back discount on workers’ compensation reserve (1)	18,724	19,316
Less excess claims reserve (2)	(45,643)	(45,253)
Reimbursable payments to insurance provider (3)	4,701	8,121
Other (4)	(12,585)	(15,559)
Total collateral commitments	$218,652	$222,243

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At March 29, 2020, the weighted average discount rate was 2.0%. The claim payments are made over an estimated weighted average period of approximately 5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 29, 2020, the weighted average rate was 2.2%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $45.6 million and $45.3 million, and the corresponding gross receivable for the insurance on excess claims was $44.6 million and $45.3 million as of March 29, 2020 and December 29, 2019, respectively.
We continue to actively manage workers’ compensation cost through the safety of our contingent workers with our safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the current and prior periods. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.

Page - 34

MANAGEMENT’S DISCUSSION AND ANALYSIS

Future outlook
We are focused on capital preservation as a top priority. In response to the rapidly changing market conditions, we have taken swift action to reduce operating costs and other cash outflows to preserve capital to fund working capital needs. We entered fiscal 2020 from a position of strength with a balance sheet that included $37.0 million of debt and a comparable amount of cash. On March 16, 2020, we extended the maturity of the Revolving Credit Facility to March 16, 2025, and under the Credit Agreement we have the option, subject to lender approval, to increase the Revolving Credit Facility to $450.0 million. In March 2020, we drew substantially all of the remaining availability on our $300.0 million Revolving Credit Facility to further enhance our liquidity position. As of March 29, 2020, we had cash and cash equivalents of $265.3 million and total debt of $293.5 million.

Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. We continue to have risk that these collateral requirements may be increased by our insurers due to market dynamics as a result of COVID-19.

Under the CARES Act, we are allowed to delay payments for the employer portion of social security taxes (6.2% of taxable wages) incurred during March 27, 2020 to December 31, 2020, for both our temporary associates and permanent employees. These deferred amounts are then repaid 50% by December 31, 2021 and the remaining 50% by December 31, 2022. We estimate the total deferral of cash payment will be approximately $50 million. In addition, we are taking advantage of other deferred payment opportunities for federal, state, local, and foreign taxes, for which we qualify.
We continued to return cash to shareholders through our share repurchase program. In February 2020, as part of the existing share repurchase plan, we entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $40.0 million of our common stock, and we also repurchased $12.4 million in the open market. These transactions were conducted prior to the medical community’s acknowledgment of the expected severity that COVID-19 would have on the United States. For the thirteen weeks ended March 29, 2020, we repurchased a total of $52.4 million of our common stock. As of March 29, 2020, $66.7 million remains available for repurchase of common stock under existing authorizations. We do not plan to make additional repurchases until economic conditions improve.
If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity. These sources may include raising additional debt at less favorable terms or a secondary equity offering at a time of depressed equity valuations.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The following has been updated to reflect the results of our impairment analyses.
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, and whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, client engagement, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year. A significant change in the business climate during the first quarter of 2020 made it more likely than not that an impairment had occurred and accordingly, we performed an interim impairment test as of the last day of our fiscal first quarter.

Page - 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. As of March 29, 2020, our operating segments are PeopleReady, PeopleManagement Centerline Drivers, PeopleManagement On-Site, PeopleScout, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.
During the first quarter of 2020 we experienced a significant decline in our stock price. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected the expected continued weakness in pricing and demand for our staffing services in a volatile economic climate, which was further impacted in March 2020 by the COVID-19 pandemic. The response in the United States (“U.S.”) and Canada has generally been to require that the populous remain at home unless they are working in an “essential” role as defined by state governments. We are continuing to support our clients during this period of time, many of whom are essential businesses, but volumes have declined substantially. Most industries we serve have been impacted by a significant decrease in demand for their products and services, and as a result, demand for our services has decreased. We expect significant decreases to our revenues and corresponding operating results as we experience continued weakness in pricing and demand for our services during this severe economic downturn. While we expect to see demand recover in the future, our expectation is that the rate of recovery will vary by geography and industry depending on the impact of COVID-19 and the rate at which infections decline to a contained level.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our annual impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 11.5% to 12.0% and our control premium was approximately 12%, which management has determined to be reasonable.
We have carefully considered the economic impact of COVID-19, together with the estimated decreases to our revenues and corresponding operating results as we experience continued weakness in pricing and demand for our services during the current economic downturn. Our estimates are based on our experience with changes to our business in response to fluctuations in the U.S. gross domestic product and prior recessions, as well as our experience with plans and actions to adjust and adapt to recessions. We base fair value estimates on assumptions we believe to be reasonable but that are difficult to predict. Given the uncertain nature of the economic impact of COVID-19, and the recovery pattern of the broader economy and its impact on our business, actual results could differ significantly from our estimates. The loss of a key client, loss of a significant number of key sites, a significant further decline to the economy, or a protracted recession could give rise to an additional impairment. Should any one of these events occur, we will need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill.
As a result of our accelerated impairment test, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million, which was included in goodwill and intangible asset impairment charge on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2020. The total goodwill carrying value of $45.9 million for PeopleManagement On-site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively, leaving a remaining goodwill balance of $22.0 million and $9.7 million, respectively as of March 29, 2020. Should actual results decline further or longer than we have currently estimated, the remaining goodwill balances may be further impaired. We will continue to closely monitor the operational performance of these reporting units as it relates to goodwill impairment. Based on our interim goodwill impairment test, the fair values of our PeopleReady and PeopleManagement Centerline Drivers reporting units were in excess of their carrying value by approximately 60% and 195%, respectively.

Page - 36

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
We performed an interim impairment test as of the last day of our first fiscal quarter for 2020 of our indefinite-lived intangible assets and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the thirteen weeks ended March 29, 2020.
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
With the estimated decrease in demand for our services due to the economic impact of COVID-19, we have lowered our future expectations, which was the primary trigger of an impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2020. The impairment charge for PeopleScout RPO and PeopleManagement On-site reporting units was $25.0 million and $9.7 million, respectively, leaving a remaining client relationship balance of $6.2 million and $8.5 million, respectively as of March 29, 2020. Considerable management judgment was necessary to determine key assumptions, including estimated revenue of acquired clients and an appropriate discount rate of 12.0%. Should actual results decline further or longer than we have currently estimated, the remaining intangible asset balances may become further impaired.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

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
During the fiscal first quarter of 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 29, 2020.

Page - 37

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

Page - 38

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 7: Commitments and Contingencies, to our consolidated financial statements found in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	RISK FACTORS
Investing in our securities involves risk. The following risk factors and all other information set forth in this Quarterly Report on Form 10-Q should be considered in evaluating our future prospects. If any of the events described below occur, our business, financial condition, results of operations, liquidity, or access to the capital markets could be materially and adversely affected.
COVID-19, the governmental reaction to COVID-19, and the resulting adverse economic conditions have negatively impacted our business and will have an even greater material adverse impact on our business, financial condition, liquidity, and results of operations.
The COVID-19 outbreak has been categorized as a pandemic by the World Health Organization. The negative impact on the global economy of the COVID-19 pandemic and related governmental responses have been wide ranging and multi-faceted. These impacts have caused historically steep and rapid declines in economic activity in the markets where we operate, disruptions in global supply chains, travel restrictions, sharp downturns and price volatility in equities markets, and concern that credit markets and companies will not remain liquid.
COVID-19 has caused significant negative impacts on our operations and stock price. Our revenues declined substantially in the second half of March because of the COVID-19 pandemic and will continue to decline while the current economic conditions continue. The operations of our clients have been severely disrupted, and could further decline, thereby increasing the likelihood that our clients continue to delay or cancel current contracts, reduce orders for our services in the future, have difficulty paying for services provided, or cease operations altogether. The rapid increase in unemployment has made it easier for clients to find new staff, reducing the demand for our services. In response to these adverse conditions we have taken steps to reduce our expenses and cash outflows. These reductions in expenses, including lay-offs, could fail to achieve the intended savings or alternatively reduce our ability to take advantage of opportunities in the future if economic conditions improve. Further deteriorations in economic conditions, as a result of the COVID-19 pandemic or otherwise, will lead to a prolonged decline in demand for our services and negatively impact our business.
Our indebtedness has increased due to our need to increase our draw under our revolving credit agreement (“Revolving Credit Facility”) which may be required to fund operations during this period of reduced revenue. Our Revolving Credit Facility requires that we maintain certain financial and other covenants. Events resulting from the effects of COVID-19 will likely cause a failure to comply with these covenants within the next twelve months. We are actively working with our banks to seek an amendment or waiver. In the event we are unsuccessful in these efforts with our banks, management plans to take further action to expand the current cost reduction programs, eliminate all nonessential capital expenditure projects, accelerate working capital improvement initiatives, and complete the sale of certain assets to provide supplemental liquidity. We have no assurance that any such waiver or alternative financing, if required, could be obtained at terms acceptable to us, or at all, including as a result of the effects of COVID-19 on financial markets at such time or that managements plans to take further action will be successfully implemented.
The extent to which COVID-19 ultimately adversely impacts our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While this matter has, and we expect it to continue to, negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact is difficult to estimate at this time. In addition, we cannot assure you that actions we take to reduce costs or otherwise change our operations will address the issues we face with clients, employees or our results of operations.
Demand for our workforce solutions is significantly affected by fluctuations in general economic conditions.
The demand for workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility. National and global economic activity is slowed by many factors, including rising interest rates, political and legislative changes, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of contingent workers and recruitment of new employees. For example, we have recently experienced significantly reduced demand from our clients due to the COVID-19 pandemic. Significant declines in demand

Page - 39

from any region or industry in which we have a major presence, or the financial health of our clients, significantly decreases our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ financial health or their ability to pay for services we have already provided.
It is difficult for us to forecast future demand for our services due to the inherent uncertainty in forecasting the direction and strength of economic cycles and the project nature of our staffing assignments. The uncertainty can be exacerbated by volatile economic conditions, which has caused and may continue to cause clients to reduce or defer projects for which they utilize our services. The negative impact to our business can occur before, during or after a decline in economic activity is seen in the broader economy. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and investment necessary to profitably manage our business in light of opportunities and risks we face.
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

Page - 40

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
Some clients require extensive insurance coverage and request insurance endorsements that are not available under standard policies. There can be no assurance that we will be able to negotiate acceptable compromises with clients or negotiate appropriate changes in our insurance contracts. An inability to meet client insurance requirements may adversely affect our ability to take on new clients or continue providing services to existing clients.
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

Page - 41

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
We have nearly drawn the total $300 million capacity of the company’s Revolving Credit Facility. Our Revolving Credit Facility contains restrictive covenants that require us to maintain certain financial conditions, which we may fail to meet if there is a material decrease in our profitability, including as a result of the COVID-19 pandemic. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, would require us to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates. If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity.
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
As our debt levels increase, it could have significant consequences for the operation of our business including requiring us to dedicate a significant portion of our cash flow from operations to servicing our debt rather than using it for our operations; limiting our ability to obtain additional debt financing for future working capital, capital expenditures, or other corporate purposes; limiting our ability to take advantage of significant business opportunities, such as acquisitions; limiting our ability to react to changes in market or industry conditions; and putting us at a disadvantage compared to competitors with less debt.
The loss of, continued reduction or substantial decline in revenue from larger clients could have a material adverse effect on our revenues, profitability and liquidity.
We experience revenue concentration with large clients. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients may terminate their contracts or materially reduce their requested levels of service at any time. Although we have no clients that represents over 10% of our consolidated revenue, there are clients that exceed 10% of revenues within some of our operating segments. The deterioration of the financial condition of a large client could have a material

Page - 42

adverse effect on our business, financial condition, and results of operations. In addition, a significant change to the business, staffing or recruiting model of these clients, for example a decision to insource our services, has had and could again have a material adverse effect on our business, financial condition, and results of operations. The loss of, or reduced demand for our services from larger clients, has had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. As the impact of COVID-19 increases for our clients, their ability to pay for our services may decline. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.
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
Cybersecurity vulnerabilities and incidents could lead to the improper disclosure of information about our clients, candidates and employees.
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
Our systems and networks are vulnerable to computer viruses, malware, hackers and other security issues, including physical and electronic break-ins, disruptions from unauthorized access and tampering, social engineering attacks, impersonation of authorized users, and coordinated denial-of-services attacks. We have experienced cybersecurity incidents and attacks which have not had a material impact on our business or results of operations, however, there is no assurance that such impacts will not be material in the future. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Continued investments in cybersecurity will increase our costs and a failure to prevent access to our systems could lead to penalties, litigation, and damage to our reputation. Perceptions that we do not adequately protect the privacy of information could harm our relationship with clients and employees.
Data security, data privacy and data protection laws and other technology regulations increase our costs.
Laws and regulations related to privacy and data protection are evolving and generally becoming more stringent. We may fail to implement practices and procedures that comply with increasing international and domestic privacy regulations, such as the General Data Protection Regulations or the California Consumer Privacy Act. Several additional U.S. states have issued cybersecurity regulations that outline a variety of required security measures for protection of data. These regulations are designed to protect client, candidate, contingent worker, and employee data and require that we meet stringent requirements regarding the handling of personal data, including the use, protection and transfer of personal data. As these laws continue to change, we may be required to make changes to our services, solutions or products to meet the new legal requirements. Changes in these laws may increase our costs to comply as well as our potential costs through higher potential penalties for non-compliance. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
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

Page - 43

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
We compete to meet our clients’ needs for workforce solutions, therefore, we must continually attract qualified contingent workers and candidates to fill positions. Attracting qualified workers and candidates depends on factors such as desirability of the assignment, location, the associated wages and other benefits. Prior to the COVID-19 pandemic, unemployment in the United States was low, making it challenging to find sufficient eligible workers and candidates to meet our clients’ orders. The economic slowdown resulting from COVID–19 has increased unemployment substantially, but we cannot predict its continued effect on employment rates. We have experienced shortages of qualified workers and candidates and may experience such shortages in the future. Further, if there is a shortage, the cost to employ or recruit these individuals could increase and our ability to generate revenue would be harmed if we could not fill positions. If we are unable to pass those costs through to our clients, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our contingent workers. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
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

Page - 44

Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our clients. We believe our competitive advantage is providing unique solutions for each client, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service, technology and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals may be difficult to attract and hire. Our inability to recruit, train and motivate a sufficient number of qualified individuals may delay or affect the speed and quality of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates, or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations. While we are generally able to keep our branches and offices open, as a key support service for essential business, we must keep our staff healthy for our branches and offices to remain open. Failure to keep our staff healthy and our branches and offices open would harm our results of operations
We may have additional tax liabilities that exceed our estimates.
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
The market price for our common stock may be subject to significant volatility. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, changes in general economic conditions, including those caused by the COVID-19 pandemic; announcement of new services or acquisitions by us or our competitors; changes in financial estimates or other statements by securities analysts; changes in industry trends or conditions; regulatory developments and any major change in our board or management. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of listed companies. These broad market and industry factors may impact the price of our common stock, regardless of our operating performance.
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

Page - 45

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
A portion of our business operations and support functions are located outside of the United States. These international operations are subject to a number of risks, including the effects of the COVID-19 pandemic and governmental action, such as travel restrictions and “stay at home” orders, political and economic conditions in those foreign countries, foreign currency fluctuations, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We recently acquired operations in the United Kingdom, which could be negatively impacted as clients in the United Kingdom encounter uncertainties related to the United Kingdom’s exit from the European Union. We could also be exposed to fines and penalties under U.S. or foreign laws, for instance, the Foreign Corrupt Practices Act, prohibiting improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the United States resulting from such changes, could adversely affect our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 29, 2020. Shares repurchased under our share repurchase program were conducted prior to the medical community’s acknowledgment of the expected severity that COVID-19 would have on the United States.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
12/30/2019 through 01/26/2020	4,193	$23.99	—	$119.0 million
01/27/2020 through 02/23/2020	95,217	$17.19	306,256	$113.9 million
02/24/2020 through 03/29/2020	3,533	$15.49	2,623,350	$66.7 million
Total	102,943	$17.41	2,929,606

(1)
During the thirteen weeks ended March 29, 2020, we purchased 102,943 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)	The weighted average price per share for shares repurchased under the share repurchase program during the period was $15.16.

(4)
On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have expiration dates. As of March 29, 2020, $66.7 million remains available for repurchase under the existing authorization.

Page - 46

Accelerated share repurchase plan

On February 28, 2020 we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $40.0 million of our common stock. Under the ASR agreement, we paid $40.0 million to the financial institution and received an initial delivery of 2,150,538 shares, which represented 80% of the total shares we expect to receive based on the market price at the time of the initial delivery. The final number of shares delivered upon settlement of the agreement will be determined with reference to the volume weighted average price of our shares over the term of the ASR agreement, less the agreed-upon discount, which will end no later than July 2, 2020.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1	First Amendment to Credit Agreement, dated as of March 16, 2020, by and among Bank of America, N.A., Wells Bank, HSBC and TrueBlue, Inc.		8-K	001-14543	03/17/2020

31.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1
Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

101
The following financial statements from the Company’s 10-Q, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) Notes to consolidated financial statements.
X

104	Cover page interactive data file - The cover page from this Quarterly Report on Form 10-Q is formatted as Inline XBRL	X

Page - 47

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	5/4/2020
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	5/4/2020
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	5/4/2020
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 48