Form 10-Q
period 2020-06-28
TrueBlue, Inc.
filed 2020-07-27
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 13, 2020, there were 36,061,289 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

Page - 3

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	June 28, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$92,051	$37,608
Accounts receivable, net of allowance of $7,656 and $4,288	224,078	342,303
Prepaid expenses, deposits and other current assets	25,776	30,717
Income tax receivable	17,996	11,105
Total current assets	359,901	421,733
Property and equipment, net	67,447	66,150
Restricted cash and investments	217,844	230,932
Deferred income taxes, net	30,234	3,228
Goodwill	94,000	237,498
Intangible assets, net	32,617	73,673
Operating lease right-of-use assets	37,740	41,082
Workers’ compensation claims receivable, net	46,530	44,624
Other assets, net	16,688	17,235
Total assets	$903,001	$1,136,155
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$46,405	$68,406
Accrued wages and benefits	56,795	67,604
Current portion of workers’ compensation claims reserve	66,193	73,020
Current portion of long-term debt	27,051	—
Current operating lease liabilities	13,999	14,358
Other current liabilities	9,582	7,418
Total current liabilities	220,025	230,806
Workers’ compensation claims reserve, less current portion	183,757	182,598
Long-term debt, less current portion	17,949	37,100
Long-term deferred compensation liabilities	24,166	26,765
Long-term operating lease liabilities	25,668	28,849
Other long-term liabilities	18,675	4,064
Total liabilities	490,240	510,182
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 36,052 and 38,593 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(17,765)	(13,238)
Retained earnings	430,525	639,210
Total shareholders’ equity	412,761	625,973
Total liabilities and shareholders’ equity	$903,001	$1,136,155
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue from services	$358,944	$588,594	$853,196	$1,140,946
Cost of services	275,719	431,911	643,812	837,568
Gross profit	83,225	156,683	209,384	303,378
Selling, general and administrative expense	97,200	125,965	214,581	253,945
Depreciation and amortization	7,256	9,827	16,350	19,779
Goodwill and intangible asset impairment charge	—	—	175,189	—
Income (loss) from operations	(21,231)	20,891	(196,736)	29,654
Interest expense	(1,933)	(660)	(2,476)	(1,382)
Interest and other income, net	1,521	1,487	2,327	2,762
Interest and other income (expense), net	(412)	827	(149)	1,380
Income (loss) before tax expense (benefit)	(21,643)	21,718	(196,885)	31,034
Income tax expense (benefit)	(13,475)	2,312	(38,223)	3,352
Net income (loss)	$(8,168)	$19,406	$(158,662)	$27,682

Net income (loss) per common share:
Basic	$(0.23)	$0.50	$(4.39)	$0.71
Diluted	$(0.23)	$0.49	$(4.39)	$0.70

Weighted average shares outstanding:
Basic	35,077	39,163	36,166	39,264
Diluted	35,077	39,554	36,166	39,619

Other comprehensive income (loss):
Foreign currency translation adjustment	$2,098	$(693)	$(4,527)	$633
Comprehensive income (loss)	$(6,070)	$18,713	$(163,189)	$28,315
See accompanying notes to consolidated financial statements

Page - 5

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(in thousands)	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Net income (loss)	$(158,662)	$27,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,350	19,779
Goodwill and intangible asset impairment charge	175,189	—
Provision for doubtful accounts	5,923	3,761
Stock-based compensation	4,345	5,260
Deferred income taxes	(27,049)	2,393
Non-cash lease expense	7,454	6,934
Other operating activities	2,669	(2,072)
Changes in operating assets and liabilities:
Accounts receivable	111,803	16,162
Income tax receivable	(7,291)	(6,347)
Other assets	4,682	(4,472)
Accounts payable and other accrued expenses	(22,197)	(16,542)
Accrued wages and benefits	4,921	(4,667)
Workers’ compensation claims reserve	(5,668)	(7,109)
Operating lease liabilities	(7,643)	(6,957)
Other liabilities	(1,344)	3,174
Net cash provided by operating activities	103,482	36,979
Cash flows from investing activities:
Capital expenditures	(11,641)	(11,064)
Purchases of restricted available-for-sale investments	(1,739)	(4,295)
Sales of restricted available-for-sale investments	2,581	2,435
Purchases of restricted held-to-maturity investments	(11,458)	(7,020)
Maturities of restricted held-to-maturity investments	16,190	17,250
Net cash used in investing activities	(6,067)	(2,694)
Cash flows from financing activities:
Purchases and retirement of common stock	(52,346)	(9,077)
Net proceeds from employee stock purchase plans	536	700
Common stock repurchases for taxes upon vesting of restricted stock	(1,956)	(1,631)
Net change in Revolving Credit Facility	7,900	(55,300)
Other	(1,344)	(119)
Net cash used in financing activities	(47,210)	(65,427)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(736)	560
Net change in cash, cash equivalents and restricted cash	49,469	(30,582)
Cash, cash equivalents and restricted cash, beginning of period	92,371	102,450
Cash, cash equivalents and restricted cash, end of period	$141,840	$71,868
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$2,402	$1,199
Income taxes	(3,707)	7,277
Operating lease liabilities	8,841	8,798
Non-cash transactions:
Property and equipment purchased but not yet paid	1,189	1,227
Right-of-use assets obtained in exchange for new operating lease liabilities	4,841	7,711
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
We also considered COVID-19 related impacts to our estimates, as appropriate, within our financial statements and there may be changes to those estimates in future periods. However, we believe that the accounting estimates used are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of COVID-19. These estimates and assumptions are subject to inherent uncertainties, which may result in actual future amounts differing from reported estimated amounts.

We expect to fund operations over the next 12 months with cash from operations and funds borrowed on our revolving credit facility. On June 24, 2020, we entered into an amendment to our revolving credit facility agreement, which modified the terms of our financial covenants. We believe that we will meet the financial covenants under our amended revolving credit facility agreement over the next 12 months. This amendment resolved the potential covenant compliance issues previously disclosed in our Quarterly report on Form 10-Q for the thirteen weeks ended March 29, 2020. Refer to Note 6: Long-Term Debt for additional details of our revolving credit facility.

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The results of operations for the thirteen and twenty-six weeks ended June 28, 2020, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.
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
Accounts receivable and allowance for credit losses
Accounts receivable are recorded at the invoiced amount. We establish an estimate for the allowance for credit losses resulting from the failure of our clients to make required payments by applying an aging schedule to pools of assets with similar risk characteristics. Based on an analysis of the risk characteristics of our clients and associated receivables, we have concluded our pools are as follows:

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

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Due to the dynamic current economic environment, it is difficult to estimate the impact caused by COVID–19 on our clients. However, we believe the allowance for credit loss for accounts receivable as of June 28, 2020, is our best estimate of the amount of expected credit losses. Should actual results deviate from what we have currently estimated, our allowance for credit losses could change significantly.
The activity related to the allowance for credit losses for accounts receivable during the twenty-six weeks ended June 28, 2020 was as follows:

(in thousands)
Beginning balance	$4,288
Cumulative-effect adjustment (1)	524
Current period provision	5,923
Write-offs	(3,053)
Foreign currency translation	(26)
Ending balance	$7,656

(1)
As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to our account receivable allowance of $0.5 million as of the beginning of the first quarter of 2020.

Restricted cash and investments
We establish an allowance for credit loss for our held-to-maturity debt securities using a discounted cash flow method including a probability of default rate based on the issuer credit rating. We report the entire change in present value as credit loss expense (or reversal of credit loss expense) in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss). The cumulative-effect adjustment to our held-to-maturity debt securities as a result of adopting CECL as of the beginning of the first quarter of 2020 was immaterial, as was the allowance as of June 28, 2020.
Workers’ compensation claims reserves
We establish an allowance for credit loss for our insurance receivables using a probability of default and losses expected upon default method, with the probability of default rate based on the third-party insurance carrier credit rating. Changes in the allowance for credit losses are recorded in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss). The cumulative-effect adjustment to our workers’ compensation insurance receivables as a result of adopting CECL as of the beginning of the first quarter of 2020 was immaterial, as was the allowance as of June 28, 2020.
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

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements not yet adopted
There are no accounting pronouncements which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	June 28, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$92,051	$92,051	$—	$—
Restricted cash and cash equivalents	49,789	49,789	—	—
Cash, cash equivalents and restricted cash (1)	$141,840	$141,840	$—	$—

Municipal debt securities	$74,528	$—	$74,528	$—
Corporate debt securities	73,462	—	73,462	—
Agency mortgage-backed securities	931	—	931	—
U.S. government and agency securities	1,134	—	1,134	—
Restricted investments classified as held-to-maturity	$150,055	$—	$150,055	$—

Deferred compensation investments (2)	$11,981	$11,981	$—	$—

	December 29, 2019
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$37,608	$37,608	$—	$—
Restricted cash and cash equivalents	54,763	54,763	—	—
Cash, cash equivalents and restricted cash (1)	$92,371	$92,371	$—	$—

Municipal debt securities	$74,236	$—	$74,236	$—
Corporate debt securities	76,068	—	76,068	—
Agency mortgage-backed securities	1,376	—	1,376	—
U.S. government and agency securities	1,051	—	1,051	—
Restricted investments classified as held-to-maturity	$152,731	$—	$152,731	$—

Deferred compensation investments (2)	$13,670	$13,670	$—	$—

(1)	Cash, cash equivalents and restricted cash consist of money market funds, deposits and investments with original maturities of three months or less.

(2)	Deferred compensation investments consist of mutual funds and money market funds.
There were no material transfers between level 1, level 2 and level 3 of the fair value hierarchy during the twenty-six weeks ended June 28, 2020 or June 30, 2019.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis
We measure the fair value of certain non-financial assets on a nonrecurring basis, including goodwill and certain intangible assets. During the first quarter of 2020, we performed an interim impairment test as of the last day of our first fiscal quarter (March 29, 2020) due to market conditions. As a result of that test, we recognized an impairment charge of $175.2 million comprised as follows:

	March 29, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total impairment loss
Goodwill	$31,705	$—	$—	$31,705	$(140,489)
Client relationships	14,700	—	—	14,700	(34,700)
Total	$46,405	$—	$—	$46,405	$(175,189)

In the first quarter of 2020, goodwill and client relationship intangible assets with a total carrying value of $221.6 million were written down to their fair value, resulting in a goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 28, 2020. Refer to Note 4: Goodwill and Intangible Assets for additional details on the impairment charge and valuation methodologies.
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	June 28, 2020	December 29, 2019
Cash collateral held by insurance carriers	$24,308	$24,612
Cash and cash equivalents held in Trust	21,922	23,681
Investments held in Trust	143,731	149,373
Deferred compensation investments	11,981	13,670
Company owned life insurance policies	12,343	13,126
Other restricted cash and cash equivalents	3,559	6,470
Total restricted cash and investments	$217,844	$230,932

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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of June 28, 2020 and December 29, 2019, were as follows:

	June 28, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$71,117	$3,411	$—	$74,528
Corporate debt securities	70,717	2,746	(1)	73,462
Agency mortgage-backed securities	897	34	—	931
U.S. government and agency securities	1,000	134	—	1,134
Total held-to-maturity investments	$143,731	$6,325	$(1)	$150,055

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$72,017	$2,219	$—	$74,236
Corporate debt securities	75,000	1,102	(34)	76,068
Agency mortgage-backed securities	1,357	21	(2)	1,376
U.S. government and agency securities	999	52	—	1,051
Total held-to-maturity investments	$149,373	$3,394	$(36)	$152,731

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	June 28, 2020
(in thousands)	Amortized cost	Fair value
Due in one year or less	$25,297	$25,545
Due after one year through five years	90,729	94,717
Due after five years through ten years	27,705	29,793
Total held-to-maturity investments	$143,731	$150,055

Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Equity investments
We hold mutual funds and money market funds to support our deferred compensation liability. Unrealized gains related to equity investments still held at June 28, 2020 and June 30, 2019, totaled $3.1 million and $0.8 million for the thirteen weeks then ended, respectively, and are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). Unrealized gains and losses related to equity investments still held at June 28, 2020 and June 30, 2019, totaled a $1.7 million loss and a $3.2 million gain for the twenty-six weeks then ended, respectively.
NOTE 4:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)		PeopleReady	PeopleManagement	PeopleScout	Total company
Balance at	December 29, 2019
Goodwill before impairment		$106,304	$81,092	$145,181	$332,577
Accumulated impairment loss		(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net		60,094	47,392	130,012	237,498

Impairment loss		—	(45,901)	(94,588)	(140,489)
Foreign currency translation		—	—	(3,009)	(3,009)

Balance at	June 28, 2020
Goodwill before impairment		106,304	81,092	142,172	329,568
Accumulated impairment loss		(46,210)	(79,601)	(109,757)	(235,568)
Goodwill, net		$60,094	$1,491	$32,415	$94,000

Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	June 28, 2020			December 29, 2019
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Client relationships (2)	$96,811	$(71,665)	$25,146	$149,299	$(83,317)	$65,982
Trade names/trademarks	1,958	(507)	1,451	2,052	(441)	1,611
Technologies	600	(580)	20	600	(520)	80
Total finite-lived intangible assets	$99,369	$(72,752)	$26,617	$151,951	$(84,278)	$67,673

(1)	Excludes assets that are fully amortized.

(2)	Balance at June 28, 2020 is net of impairment loss of $34.7 million recorded in the twenty-six weeks ended June 28, 2020.
Amortization expense of our finite-lived intangible assets was $2.1 million and $5.0 million for the thirteen weeks ended June 28, 2020 and June 30, 2019, respectively, and $6.1 million and $10.0 million for the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively.
Indefinite-lived intangible assets
We also held indefinite-lived trade names/trademarks of $6.0 million as of June 28, 2020 and December 29, 2019.

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
Interim impairment test
During the first quarter of 2020, the following events made it more likely than not that an impairment had occurred and accordingly, we performed an interim impairment test as of the last day of our fiscal first quarter.
We experienced a significant decline in our stock price during the first quarter of 2020. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected the expected continued weakness in pricing and demand for our staffing services in a volatile economic climate. This was further impacted in March 2020 by COVID-19, which created a sudden global economic shock. We experienced a significant drop in client demand associated with government and societal actions to address COVID-19.We have experienced and expect to continue to experience significant decreases to our revenues and corresponding operating results due to weakness in pricing and demand for our services during this severe economic downturn. While demand is expected to recover in the future, the rate of recovery will vary by geography and industry depending on the economic impact caused by COVID-19 and the rate at which infections decline to a contained level.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 11.5% to 12.0%. The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. As a result of this impairment test, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 28, 2020. The total goodwill carrying value of $45.9 million for PeopleManagement On-site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively.
Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual goodwill impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it is more likely than not that the fair value of any of our reporting units is less than the carrying value. We considered the current and expected future economic and market conditions surrounding COVID-19 and concluded that it was not more likely than not that the goodwill associated with our reporting units were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the thirteen weeks ended June 28, 2020. The remaining goodwill balances for PeopleScout RPO and PeopleScout MSP were $22.7 million and $9.7 million, respectively, as of June 28, 2020. Should actual results decline further or longer than we have currently estimated, the remaining goodwill balances may be further impaired. We will continue to closely monitor the operational performance of these reporting units as it relates to goodwill impairment.
Finite-lived intangible assets
We generally record acquired intangible assets that have finite useful lives, such as client relationships, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Interim impairment test
With the decrease in demand for our services due to the economic impact caused by the response to COVID-19, we lowered our future expectations, which was the primary trigger of an impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 28, 2020. The impairment charge for PeopleScout RPO and PeopleManagement On-site reporting units was $25.0 million and $9.7 million, respectively. Considerable management judgment was necessary to determine key assumptions, including projected revenue of acquired clients and an appropriate discount rate of 12.0%.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the thirteen weeks ended June 28, 2020. The remaining client relationship intangible asset balances related to assets impaired for PeopleScout RPO and PeopleManagement On-site were $5.8 million and $8.1 million, respectively, as of June 28, 2020.
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
Interim impairment test
We performed an interim impairment test of our indefinite-lived intangible assets as of the last day of our first fiscal quarter for 2020 and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized.
Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual indefinite-lived trade names impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it is more likely than not that the fair value of any of our indefinite-lived trade names is less than the carrying value. We concluded that it was not more likely than not that the indefinite-lived intangible assets associated with our Staff Management and PeopleScout trade names were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the thirteen weeks ended June 28, 2020.
NOTE 5:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our contingent and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.9% and 2.0% at June 28, 2020 and December 29, 2019, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 5 years as of June 28, 2020.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	June 28, 2020	December 29, 2019
Undiscounted workers’ compensation reserve	$268,128	$274,934
Less discount on workers’ compensation reserve	18,178	19,316
Workers’ compensation reserve, net of discount	249,950	255,618
Less current portion	66,193	73,020
Long-term portion	$183,757	$182,598

Payments made against self-insured claims were $28.0 million and $32.6 million for the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 28, 2020 and December 29, 2019, the weighted average rate was 1.7% and 2.4%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $47.6 million and $45.3 million, and the corresponding gross receivable for the insurance on excess claims was $46.6 million and $45.3 million as of June 28, 2020 and December 29, 2019, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $9.2 million and $16.3 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended June 28, 2020 and June 30, 2019, respectively, and $23.5 million and $28.2 million or the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively.
NOTE 6:    LONG-TERM DEBT
Our borrowings consisted of the following:

(in thousands)	June 28, 2020	December 29, 2019
Current portion of long-term debt	$27,051	$—
Long-term debt, less current portion	17,949	37,100
Total debt	$45,000	$37,100

On March 16, 2020, we entered into a first amendment to our credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. dated as of July 13, 2018, which extended the maturity of the revolving credit facility established thereunder (the “Revolving Credit Facility”) to March 16, 2025 and modified certain other terms. On June 24, 2020, we entered into a second amendment to our credit agreement (the “Second Amendment”), which modified terms of our financial covenants as well as certain other provisions of the Revolving Credit Facility.
The amended credit agreement provides for a revolving line of credit of up to $300.0 million with an option, subject to lender approval, to increase the amount to $450.0 million. Included in the Revolving Credit Facility is a $30.0 million sub-limit for Swingline loans and a $125.0 million sub-limit for letters of credit. At June 28, 2020, $45.0 million was drawn on the Revolving Credit Facility and $6.2 million was utilized by outstanding standby letters of credit, leaving $248.8 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant making $125 million available for additional borrowings. At June 28, 2020, $27.1 million of the draw down was considered current due to a restriction established by the Second Amendment, which requires us to repay borrowings to the extent our cash and cash equivalents exceed $65 million. At December 29, 2019, $37.1 million was drawn on the Revolving Credit Facility, which included a $17.1 million Swingline loan.
Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed under the revolving line of credit in excess of the Swingline loans, based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread between 1.25% and 3.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25%

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 1.50%. The base rate is the greater of the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread on LIBOR is 3.50% through the end of fiscal 2020, and will be determined by the consolidated leverage ratio thereafter, as defined in the amended credit agreement. At June 28, 2020, the applicable spread on LIBOR was 3.50% and the weighted average index rate was 0.75%, resulting in a weighted average interest rate of 4.25%.
Under the terms of the Revolving Credit Facility, we are required to pay a variable rate of interest on funds borrowed under the Swingline loan based on the base rate plus applicable spread between 0.25% and 1.50%, as described above.
A commitment fee between 0.25% and 0.50% is applied against the Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio, as defined in the amended credit agreement. Letters of credit are priced at a margin between 1.00% and 3.25%, plus a fronting fee of 0.50%.
Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The amended credit agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants. The Second Amendment suspended testing of certain covenants through June 27, 2021 (second quarter of 2021).
The following financial covenants, as defined in the Second Amendment, are in effect:

•
Asset Coverage Ratio of greater than 1.00, defined as the ratio of 60% of accounts receivable to the difference of total debt outstanding and unrestricted cash in excess of $50 million. As of June 28, 2020, our asset coverage ratio was greater than 1.00 at 14.7.

•
Liquidity greater than $150 million, defined as the sum of unrestricted cash and availability under the aggregate revolving commitments. As of June 28, 2020, our liquidity was greater than the $150 million at $340.8 million.

The following financial covenant, as defined in the Second Amendment, will be in effect starting the first quarter of 2021:

•	EBITDA, as defined in the amended credit agreement, greater than $12 million for the trailing three quarters ending Q1 2021 and greater than $15 million for the trailing four quarters ending Q2 2021.

The following financial covenants, as defined in the Second Amendment, will be in effect starting the third quarter of 2021:

•
Consolidated leverage ratio greater than 4.00 for the third and fourth quarters of 2021 and greater than 3.00 thereafter, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the amended credit agreement.

•	Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense.
As of June 28, 2020, we were in compliance with all effective covenants related to the Revolving Credit Facility.
NOTE 7:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	June 28, 2020	December 29, 2019
Cash collateral held by workers’ compensation insurance carriers	$21,902	$22,256
Cash and cash equivalents held in Trust	21,922	23,681
Investments held in Trust	143,731	149,373
Letters of credit (1)	6,202	6,202
Surety bonds (2)	20,731	20,731
Total collateral commitments	$214,488	$222,243

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our financial statements reflect the probable loss that can be reasonably estimated. The amounts recorded and resolution of those proceedings are immaterial and are not expected to have a material effect on our results of operations or financial condition.
NOTE 8:    SHAREHOLDERS’ EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

Common stock shares
Beginning balance	36,128	40,152	38,593	40,054
Purchases and retirement of common stock	—	(156)	(2,930)	(390)
Net issuance under equity plans, including tax benefits	(76)	58	339	366
Stock-based compensation	—	4	50	28
Ending balance	36,052	40,058	36,052	40,058

Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1

Retained earnings
Beginning balance	435,804	611,609	639,210	606,087
Net income (loss)	(8,168)	19,406	(158,662)	27,682
Purchases and retirement of common stock (1)	—	(3,774)	(52,346)	(9,077)
Net issuance under equity plans, including tax benefits	51	127	(1,420)	(930)
Stock-based compensation	2,838	1,654	4,345	5,260
Change in accounting standard cumulative-effect adjustment (2)	—	—	(602)	—
Ending balance	430,525	629,022	430,525	629,022

Accumulated other comprehensive loss
Beginning balance, net of tax	(19,863)	(13,323)	(13,238)	(14,649)
Foreign currency translation adjustment	2,098	(693)	(4,527)	633
Ending balance, net of tax	(17,765)	(14,016)	(17,765)	(14,016)

Total shareholders’ equity ending balance	$412,761	$615,007	$412,761	$615,007

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

Page - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to retained earnings of $0.6 million in the first quarter of 2020.
Share repurchase plan

On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. We may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase program or otherwise. As of June 28, 2020, $66.7 million remains available for repurchase of common stock under the existing authorization. The second amendment to our revolving credit facility agreement prohibits us from repurchasing shares until July 1, 2021.
As part of the existing share repurchase plan, on February 28, 2020 we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $40.0 million of our common stock. Under the ASR agreement, we paid $40.0 million to the financial institution and received an initial delivery of 2,150,538 shares in the first quarter of 2020, which represented 80% of the total shares we expected to receive based on the market price at the time of the initial delivery. This transaction was initiated prior to the medical community’s acknowledgment of the expected severity of the impact COVID-19 would have on the United States.
The final number of shares delivered upon settlement of the agreement is determined by the volume weighted average price of our shares over the term of the ASR agreement, less the agreed-upon discount. Under the terms of the ASR agreement, upon settlement, either we receive additional shares from the financial institution or we are required to deliver additional shares or cash to the financial institution. We control the election to either deliver additional shares or cash to the financial institution, if required. As such, the forward stock purchase contract was considered indexed to our own stock and is classified as an equity instrument as of June 28, 2020. The value of the initial shares received was recorded as a reduction to retained earnings, and the number of shares initially received was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. We settled our ASR agreement on July 2, 2020. Refer to Note 12: Subsequent Event for additional details.

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of COVID-19. Among other things, the CARES Act provides certain changes to tax laws, including the ability to carry back losses to obtain refunds related to prior year tax returns.
Our effective tax rate for the twenty-six weeks ended June 28, 2020 was 19.4%. The difference between the statutory federal income tax rate of 21% and our effective income tax rate results primarily from a non-deductible goodwill and intangible asset impairment charge, the CARES Act, and the federal Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of stock-based compensation.

Page - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income (loss)	$(8,168)	$19,406	$(158,662)	$27,682

Weighted average number of common shares used in basic net income (loss) per common share	35,077	39,163	36,166	39,264
Dilutive effect of non-vested restricted stock	—	391	—	355
Weighted average number of common shares used in diluted net income (loss) per common share	35,077	39,554	36,166	39,619

Net income (loss) per common share:
Basic	$(0.23)	$0.50	$(4.39)	$0.71
Diluted	$(0.23)	$0.49	$(4.39)	$0.70

Anti-dilutive shares	580	246	565	336

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

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue from services:
Contingent staffing
PeopleReady	$209,151	$369,261	$508,445	$696,129
PeopleManagement	118,661	153,530	260,275	311,574
Human resource outsourcing
PeopleScout	31,132	65,803	84,476	133,243
Total company	$358,944	$588,594	$853,196	$1,140,946

The following table presents a reconciliation of segment profit to income (loss) before tax expense (benefit):

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Segment profit (loss):
PeopleReady	$633	$21,795	$8,288	$33,265
PeopleManagement	1,803	4,128	1,489	6,434
PeopleScout	(2,782)	11,223	(274)	21,650
Total segment profit (loss)	(346)	37,146	9,503	61,349
Corporate unallocated	(4,929)	(3,634)	(10,138)	(10,911)
Work Opportunity Tax Credit processing fees	—	(240)	(135)	(480)
Acquisition/integration costs	—	(673)	—	(1,250)
Goodwill and intangible asset impairment charge	—	—	(175,189)	—
Other benefits (costs)	(8,700)	(1,881)	(4,427)	725
Depreciation and amortization	(7,256)	(9,827)	(16,350)	(19,779)
Income (loss) from operations	(21,231)	20,891	(196,736)	29,654
Interest and other income (expense), net	(412)	827	(149)	1,380
Income (loss) before tax expense (benefit)	$(21,643)	$21,718	$(196,885)	$31,034

Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.
NOTE 12:    SUBSEQUENT EVENT
On July 2, 2020, we settled our ASR agreement resulting in the receipt of 626,948 additional shares from the third-party financial institution. The total number of shares delivered under the ASR agreement was 2,777,486 with a volume weighted average price over the term of the ASR agreement of $14.40.

Page - 19

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMENT ON FORWARD LOOKING STATEMENTS
Certain statements in this Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, the impact of and our ongoing response to COVID-19, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “goal,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in our forward-looking statements, including the risks and uncertainties described in “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q),“Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Risk Factors” (Part II, Item 1A of this Form 10-Q). We undertake no duty to update or revise publicly any of the forward-looking statements after the date of this report or to conform such statements to actual results or to changes in our expectations, whether because of new information, future events, or otherwise.
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

The global economy and our business have been dramatically affected by COVID-19. There are no reliable estimates of how long the pandemic will last or how many people will be affected by it. For that reason, it is difficult to predict the short- and long-term impacts of the pandemic on our business at this time. Most states, counties and municipalities are monitoring overall COVID-19 testing volume and changes in the percent of positive tests in relation to hospital capacity and supplies to care for COVID-19 patients and other patients needing urgent care, and are reopening their respective economies in phases. The process of reopening has slowed due to increases in testing volumes and percent of positive test results. The preventative measures taken to help curb the spread of COVID-19 continues to have a severe adverse impact on client demand for our services and our business results. Throughout the pandemic, our business has remained open and we continue to provide key services to essential businesses.

Our first priority, with regard to COVID-19, continues to be the safety, health and hygiene of our associates, employees, clients, suppliers and others with whom we partner in our business activities to continue our business operations in this unprecedented business environment. We implemented comprehensive measures across our businesses to keep our workers and clients healthy and safe, including adherence to guidance from the Centers for Disease Control and Prevention, World Health Organization, Occupational Safety and Health Administration and other key authorities.

In response to these rapidly changing market conditions, commencing in March 2020, we have taken appropriate actions to reduce our operating expenses by between $90 million and $100 million in fiscal 2020, while preserving the key strengths of our business, to ensure we are prepared when business conditions improve. Additionally, we amended our revolving credit agreement in June 2020 to further enhance our liquidity position and are taking steps to improve positive cash flow.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

We continue to monitor this rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. There may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, it is difficult to estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will continue to have a material adverse impact on our future revenue, overall profitability and liquidity. For additional discussion on the uncertainties and business risks associated with COVID-19, refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Second quarter of 2020 highlights
Revenue from services
Total company revenue declined 39% to $359 million for the thirteen weeks ended June 28, 2020, compared to the same period in the prior year. The decline was due to a significant drop in client demand associated with government and societal actions to address COVID-19. In particular, the outbreak and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our operations and business results. Many of the clients we serve have been severely impacted by COVID-19 and have stopped or significantly reduced their need for our staffing services, which has resulted in lower than expected revenue. Declines were broad-based across multiple geographies and industries.
PeopleReady, our largest segment, experienced a revenue decline of 43%. PeopleManagement, our lowest margin segment, experienced a revenue decline of 23%. PeopleScout, our highest margin segment, experienced a revenue decline of 53%. PeopleScout has a large number of clients in the travel and leisure sectors which have been impacted significantly by COVID-19.
Gross profit
Total company gross profit as a percentage of revenue for the thirteen weeks ended June 28, 2020, decreased by 340 basis points to 23.2%, compared to 26.6% for the same period in the prior year. Our PeopleScout business contributed approximately 240 basis points to the decline, partially due to 80 basis points of severance and the remaining decline from the continued impact of lower volume due to the rapid revenue decline caused by COVID-19, which outpaced the reductions to our service delivery team. Our staffing businesses contributed 100 basis points to the decline primarily due to health concerns and higher pay rates necessary to attract employees given the availability of federal unemployment benefits.
Selling, general and administrative expense
Total company SG&A expense decreased by $29 million to $97 million, or 27.1% of revenue for the thirteen weeks ended June 28, 2020, compared to $126 million, or 21.4% of revenue for the same period in the prior year. The decrease in SG&A expense is primarily due to comprehensive actions we put in place in March 2020 to dramatically reduce costs in response to rapidly changing market conditions due to COVID-19. We have taken appropriate steps to reduce SG&A expense while preserving the key strengths of our business to ensure we are prepared when business conditions improve. The decrease in SG&A expense also included $3 million in employee retention credits made available under the Canada Emergency Wage Subsidy for Canadian employees and the Australian JobKeeper subsidy for Australian employees during the thirteen weeks ended June 28, 2020. These reductions were partially offset by $8 million in workforce reduction costs recorded in the thirteen weeks ended June 28, 2020, compared to $1 million for the same period in the prior year. We will continue to monitor and manage our SG&A expense in the current environment.
Loss from operations

Total company loss from operations was $21 million for the thirteen weeks ended June 28, 2020, compared to operating income of $21 million for the same period in the prior year. We experienced a loss from operations primarily due to the significant drop in client demand associated with government and societal actions to address COVID-19. The significant drop in demand, increased price sensitivity, increased contingent worker wages and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our operations and business results. The declines were partially offset by the decisive and comprehensive cuts to SG&A expense in line with management’s plans to preserve the key strengths of our business.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net loss
Net loss was $8 million, or $0.23 per diluted share for the thirteen weeks ended June 28, 2020, compared to net income of $19 million, or $0.49 per diluted share for the same period in the prior year. This loss from operations was partially offset by the income tax benefit of $13 million. The difference between the statutory federal income tax rate of 21% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit (“WOTC”) and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. The CARES Act is an emergency economic aid package to help mitigate the impact of COVID-19. Among other things, the CARES Act provides certain changes to tax laws, including the ability to carry back losses to obtain refunds related to prior year tax returns where the federal tax rate was 35%.
Additional highlights
We are focused on capital preservation as a top priority. In response to the rapidly changing market conditions, we have taken swift action to reduce operating costs and other cash outflows to preserve capital to fund working capital needs. On March 16, 2020, we amended our revolving credit agreement which extended the maturity of the revolving credit facility established thereunder (“Revolving Credit Facility”) to March 16, 2025. On June 24, 2020, we further amended our revolving credit agreement, which modified terms of our financial covenants as well as certain other provisions. Under the amended credit agreement, we have the option, subject to lender approval, to increase the Revolving Credit Facility to $450 million. As of June 28, 2020, we are in a strong financial position with cash and cash equivalents of $92 million and $125 million available under the most restrictive covenant of our Revolving Credit Facility for total liquidity of $217 million.
RESULTS OF OPERATIONS
Total company results

The global economy and our business have been dramatically affected by COVID-19. To date, COVID-19 has surfaced all around the world and resulted in country-level quarantines, global travel restrictions and broad-based economic slowdowns. There are no reliable estimates of how long the pandemic will last or how many people will be affected by it. For that reason, it is difficult to predict the short- and long-term impacts of the pandemic on our business at this time.

Our first priority, with regard to COVID-19, has been to ensure the safety, health and hygiene of our associates, employees, clients, suppliers and others with whom we partner in our business activities to continue our business operations in this unprecedented business environment. We implemented comprehensive measures across our businesses to keep our workers and clients healthy and safe, including adherence to guidance from the Centers for Disease Control and Prevention, World Health Organization, Occupational Safety and Health Administration and other key authorities. We formed a specialized task force tracking the most up-to-date developments and safety standards, and created an internal information hub with safety protocols, dashboards, FAQs, and daily reporting by location on the COVID-19 impact. In addition to posting TrueBlue’s action plan on our external websites, we are actively sharing information on how companies and workers can protect themselves via ongoing emails, social outreach, webinars and other digital communications. We are fully leveraging our JobStackTM app to help companies and workers connect safely through a digital environment, and are rolling out a new virtual onboarding capability to minimize in-person branch visits. We are also leveraging our AffinixTM technology to enable companies to connect with permanent talent through virtual hiring and sourcing. Working closely with clients to enforce safety standards, we are supporting efforts in providing masks for associates, hand sanitizer, workplace disinfecting, social distancing, and infrared temperature checks. We instruct all our workers to stay home if they are not feeling well or have been exposed to COVID-19. Immediate notification and self-quarantine protocols are in place if a staff member, associate or client’s employee is exposed to COVID-19, and our Field Safety Specialists closely evaluate any assignments related to clean-up of potentially infectious job sites. To ensure business continuity and support for clients who need workers for essential services, we established a Centralized Branch Support Center and are ready to implement Regional Command Centers as needed to serve as backup for our 600+ branches. Our branches follow strict sanitation and social distancing guidelines. In addition, across the TrueBlue organization, we suspended all international travel and restricted nonessential domestic travel for our employees and are providing remote work capabilities for our Tacoma and Chicago support centers as well as other locations.

In response to these rapidly changing market conditions, we are taking all appropriate steps to reduce SG&A expense and other cash outflows. We continue to monitor this rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. There may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, it is difficult to estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will continue to have a material adverse impact on our future revenue, overall profitability

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

and liquidity. For additional discussion on the uncertainties and business risks associated with COVID-19, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The following table presents selected financial data:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages and per share data)	June 28, 2020	% of revenue	June 30, 2019	% of revenue	June 28, 2020	% of revenue	June 30, 2019	% of revenue
Revenue from services	$358,944		$588,594		$853,196		$1,140,946
Total revenue growth (decline) %	(39.0)%		(4.2)%		(25.2)%		(2.4)%

Gross profit	$83,225	23.2%	$156,683	26.6%	$209,384	24.5%	$303,378	26.6%
Selling, general and administrative expense	97,200	27.1%	125,965	21.4%	214,581	25.2%	253,945	22.3%
Depreciation and amortization	7,256	2.0%	9,827	1.7%	16,350	1.9%	19,779	1.7%
Goodwill and intangible asset impairment charge	—		—		175,189		—
Income (loss) from operations	(21,231)	(5.9)%	20,891	3.5%	(196,736)	(23.1)%	29,654	2.6%
Interest and other income (expense), net	(412)		827		(149)		1,380
Income (loss) before tax expense (benefit)	(21,643)		21,718		(196,885)		31,034
Income tax expense (benefit)	(13,475)		2,312		(38,223)		3,352
Net income (loss)	$(8,168)	(2.3)%	$19,406	3.3%	$(158,662)	(18.6)%	$27,682	2.4%

Net income (loss) per diluted share	$(0.23)		$0.49		$(4.39)		$0.70
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

•
PeopleManagement predominantly provides a wide range of on-site contingent staffing and workforce management solutions to larger multi-site manufacturing, distribution and fulfillment clients. In comparison with PeopleReady, services are larger in scale, longer in duration, and dedicated service teams are located at the client’s facility. Effective December 30, 2019 (first day of our 2020 fiscal year), we combined our two on-site contingent industrial workforce operating segments, Staff Management | SMX and SIMOS Insourcing Solutions (“SIMOS”) into one operating segment titled “On-site,” which continues to be reported under PeopleManagement. On-site includes our branded service offerings for hourly (Staff Management | SMX) and productivity-based (SIMOS) industrial staffing solutions serving the same industries and similar clients. PeopleManagement also includes Centerline Drivers (“Centerline”), which specializes in dedicated and contingent commercial truck drivers to the transportation and distribution industries.

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

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our PeopleScout reportable segment also includes a managed service provider business, which provides clients with improved quality and cost management of their contingent labor vendors.
Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended					Twenty-six weeks ended
(in thousands, except percentages)	June 28, 2020	Growth (decline) %	Segment % of total	June 30, 2019	Segment % of total	June 28, 2020	Growth (decline) %	Segment % of total	June 30, 2019	Segment % of total
Revenue from services:
PeopleReady	$209,151	(43.4)%	58.2	$369,261	62.7%	$508,445	(27.0)%	59.6%	$696,129	61.0%
PeopleManagement	118,661	(22.7)	33.1	153,530	26.1	260,275	(16.5)	30.5	311,574	27.3
PeopleScout	31,132	(52.7)	8.7	65,803	11.2	84,476	(36.6)	9.9	133,243	11.7
Total company	$358,944	(39.0)%	100.0%	$588,594	100.0%	$853,196	(25.2)%	100.0%	$1,140,946	100.0%

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
Total company revenue declined 39.0% to $358.9 million for the thirteen weeks ended June 28, 2020, compared to the same period in the prior year. During the quarter, revenue declined 42.3% in April 2020, then moderated to a decline of 34.6% in June 2020, compared to the same periods in the prior year. The decline was due to a significant drop in client demand associated with government and societal actions to address COVID-19. In particular, the outbreak and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our operations and business results. Many of the clients we serve have been severely impacted by COVID-19 and have stopped or significantly reduced their need for our staffing services, which has resulted in lower than expected revenue. Declines were broad-based across multiple geographies and industries. Our business remained open as we continued to provide key services to essential businesses. We expect significant adverse impact on our future revenue as well as our overall profitability and liquidity for as long as the negative economic impacts of COVID-19 are being experienced.
PeopleReady
PeopleReady revenue declined to $209.2 million for the thirteen weeks ended June 28, 2020, a 43.4% decrease compared to the same period in the prior year, and declined to $508.4 million for the twenty-six weeks ended June 28, 2020, a 27.0% decrease compared to the same period in the prior year. The decline was due to a significant drop in client demand associated with government and societal actions to address COVID-19. In particular, the outbreak and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our operations and business results. Many of the clients we serve have been severely impacted by COVID-19 and have stopped or significantly reduced their need for our staffing services, which has resulted in lower than expected revenue. Declines were broad-based across multiple geographies and industries and most significant during the month of April 2020, when revenue declined 46.2% compared to the prior year. Demand partially recovered to a decline of 39.3% in June 2020.
We believe the decline was partially offset by the use of our industry-leading JobStack mobile application that digitally connects workers with jobs. During the second quarter of 2020, PeopleReady dispatched approximately 0.6 million shifts via JobStack and achieved an all-time high digital fill rate of 53%. JobStack has an 88% worker adoption rate and 24,300 client users as of the second quarter of 2020, or an increase of 38% compared to the same period in the prior year. JobStack is helping us safely connect people with work during this time of crisis.
PeopleManagement
PeopleManagement revenue declined to $118.7 million for the thirteen weeks ended June 28, 2020, a 22.7% decrease compared to the same period in the prior year, and declined to $260.3 million for the twenty-six weeks ended June 28, 2020, a 16.5% decrease compared to the same period in the prior year. Many of the clients we serve have been severely impacted by COVID-19 and have stopped or significantly reduced their need for our staffing services, which has resulted in lower than expected revenue. Declines were broad-based across multiple industries and the most significant during the month of April 2020, when revenue declined 29.9% compared to the prior year. Demand partially recovered to a decline of 15.5% in June 2020, as compared to the prior year driven by manufacturers reopening (including food processors and auto manufacturing suppliers) and strength in e-commerce.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout revenue declined to $31.1 million for the thirteen weeks ended June 28, 2020, a 52.7% decrease compared to the same period in the prior year, and declined to $84.5 million for the twenty-six weeks ended June 28, 2020, a 36.6% decrease compared to the same period in the prior year. The revenue decline was partially due to the impact of reduced project-based recruiting volumes at a large industrial client, which declined throughout 2019 due to the client’s adverse business conditions resulting in no order volume in the fourth quarter of 2019. Revenue declined further due to less demand from existing clients resulting from the economic disruption caused by COVID-19. Our clients in the travel and leisure industries were hit especially hard.
Gross profit
Gross profit was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Gross profit	$83,225	$156,683	$209,384	$303,378
Percentage of revenue	23.2%	26.6%	24.5%	26.6%
Gross profit as a percentage of revenue declined to 23.2%, or 340 basis points for the thirteen weeks ended June 28, 2020, compared to 26.6% for the same period in the prior year. Our PeopleScout business contributed approximately 240 basis points to the decline partially due to 80 basis points of severance and the remaining decline from the continued impact of lower volume due to the rapid revenue decline caused by the disruption of COVID-19, which outpaced the reductions to our service delivery team. Our staffing businesses contributed 100 basis points to the decline primarily due to health concerns and higher pay rates necessary to attract employees given the availability of federal unemployment benefits.
Gross profit as a percentage of revenue declined to 24.5%, or 210 basis points for the twenty-six weeks ended June 28, 2020, compared to 26.6% for the same period in the prior year. Our PeopleScout business contributed approximately 160 basis points to the decline partially due to 40 basis points of severance and the remaining decline from the continued impact of lower volume due to the rapid revenue decline caused by the disruption of COVID-19, which outpaced the reductions to our service delivery team. Our staffing businesses contributed 50 basis points to the decline primarily due to health concerns and higher pay rates necessary to attract employees given the availability of federal unemployment benefits, partially offset by a benefit from a reduction in estimated costs to comply with the Affordable Care Act, which were recorded in prior fiscal years, net of additional insurance coverage associated with former workers’ compensation carriers in liquidation in the prior year. We do not expect the benefit from lower affordable health care costs to reoccur.
Selling, general and administrative expense
SG&A expense was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Selling, general and administrative expense	$97,200	$125,965	$214,581	$253,945
Percentage of revenue	27.1%	21.4%	25.2%	22.3%
Total company SG&A expense decreased by $28.8 million and $39.4 million for the thirteen and twenty-six weeks ended June 28, 2020, compared to the same periods in the prior year, respectively. The decrease in SG&A expense was primarily due to comprehensive actions we put in place in March 2020 to dramatically reduce costs in response to rapidly changing market conditions due to COVID-19. We have taken appropriate steps to reduce SG&A expense while preserving the key strengths of our business to ensure we are prepared for the time when business conditions improve. The decrease in SG&A expense included $3.1 million in employee retention credits made available under the Canada Emergency Wage Subsidy for Canadian employees and the Australian JobKeeper subsidy for Australian employees during the thirteen weeks ended June 28, 2020. These reductions were partially offset by $8.0 million and $8.8 million in workforce reduction costs recorded in the thirteen and twenty-six weeks ended June 28, 2020, respectively, compared to $0.5 million for the same periods in the prior year. We will continue to monitor and manage our SG&A expense in the current environment.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

Depreciation and amortization
Depreciation and amortization was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Depreciation and amortization	$7,256	$9,827	$16,350	$19,779
Percentage of revenue	2.0%	1.7%	1.9%	1.7%
Depreciation and amortization decreased primarily due to the impairment to our acquired client relationships intangible assets of $34.7 million in the first quarter of 2020 and several intangible assets that were fully amortized in the second half of 2019, which resulted in a decline in amortization expense for the thirteen and twenty-six weeks ended June 28, 2020.
Goodwill and intangible asset impairment charge
Goodwill and intangible asset impairment charge were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Goodwill and intangible asset impairment charge	$—	$—	$175,189	$—
A summary of the goodwill and intangible asset impairment charge by reportable segment is as follows:

(in thousands)	PeopleManagement	PeopleScout	Total company
Goodwill	$45,901	$94,588	$140,489
Client relationships	9,700	25,000	34,700
Total	$55,601	$119,588	$175,189
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
We experienced a significant decline in our stock price during the first quarter of 2020. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected the expected continued weakness in pricing and demand for our services in an uncertain economic climate. This was further impacted in March 2020 by COVID-19, which created a sudden global economic shock. Most industries we serve have been impacted by a significant decrease in demand for their products and services and, as a result, we experienced a significant drop in client demand associated with government and societal actions to address COVID-19. We have experienced and expect to continue to experience significant decreases to our revenues and corresponding operating results due to weakness in pricing and demand for our services during this severe economic downturn. While demand is expected to recover in the future, the rate of recovery will vary by geography and industry depending on the economic impact caused by COVID-19 and the rate at which infections decline to a contained level.
As a result of our interim impairment test in the first quarter of 2020, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million. The total goodwill carrying value of $45.9 million for PeopleManagement On-site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively. The remaining goodwill balances for PeopleScout RPO and PeopleScout MSP were $22.7 million and $9.7 million, respectively, as of June 28, 2020.
We generally record acquired intangible assets that have finite useful lives, such as client relationships, in connection with business combinations. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results or significant changes in business strategies. With the decrease in demand for our services due to the economic impact caused

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

by COVID-19, we have lowered our future expectations, which was the primary trigger of an impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units of $34.7 million in the first quarter of 2020. The impairment charge for PeopleScout RPO and PeopleManagement On-site reporting units was $25.0 million and $9.7 million, respectively. The remaining client relationship intangible asset balances related to assets impaired for PeopleScout RPO and PeopleScout MSP were $5.8 million and $8.1 million, respectively, as of June 28, 2020.
Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Income tax expense (benefit)	$(13,475)	$2,312	$(38,223)	$3,352
Effective income tax rate	62.3%	10.6%	19.4%	10.8%
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized.
Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income and loss. For example, the impact of the following discrete items, tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower. The semi-fixed nature of discrete items, tax credits and non-deductible expenses is magnified on our effective tax rate due to lower pre-tax income or loss.
The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Thirteen weeks ended				Twenty-six weeks ended
	June 28, 2020%		June 30, 2019%		June 28, 2020%		June 30, 2019%
Income (loss) before tax expense (benefit)	$(21,643)		$21,718		$(196,885)		$31,034

Federal income tax expense (benefit) at statutory rate	$(4,545)	21.0%	$4,561	21.0%	$(41,346)	21.0%	$6,517	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,644)	7.6	1,062	4.9	(9,952)	5.1	1,517	4.9
Goodwill and intangible asset impairment impact	—	—	—	—	21,849	(11.1)	—	—
Benefit from the CARES Act	(3,595)	16.6	—	—	(5,698)	2.9	—	—
Job tax credits, net	(3,905)	18.0	(3,464)	(16.0)	(3,982)	2.0	(5,065)	(16.3)
Other non-deductible/non-taxable items	214	(0.9)	153	0.7	906	(0.5)	383	1.2
Income tax expense (benefit)	$(13,475)	62.3%	$2,312	10.6%	$(38,223)	19.4%	$3,352	10.8%
Significant fluctuations in our effective rate are primarily due to the non-deductible goodwill and intangible asset impairment charge, the CARES Act and the WOTC hiring credits. Other differences between the statutory federal income tax rate result from state and foreign income taxes and certain other non-deductible and non-taxable items.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

As a result of our interim impairment test, we concluded that the carrying amounts of goodwill and other intangible assets for selected reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $175.2 million. Of the total impairment loss, $84.7 million (tax effected $21.8 million) related to reporting units from stock acquisitions and accordingly are not deductible for tax purposes. The remaining impairment loss of $90.5 million (tax effected $23.3 million) related to reporting units from asset acquisitions and accordingly are deductible for tax purposes.
On March 27, 2020 the CARES Act was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of COVID-19. Among other things, the CARES Act provides certain changes to tax laws, including the ability to carry back current year losses to obtain refunds related to prior year tax returns with a higher federal tax rate of 35%. The net operating loss carry back benefit will vary depending on estimated results for the year.

WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. WOTC is generally calculated as a percentage of wages over a twelve month period up to worker maximums by targeted group. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted groups; 2) the targeted groups are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize additional prior year hiring credits if credits in excess of original estimates have been certified by government offices. WOTC is due to expire at the end of 2020.
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
PeopleReady segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue from services	$209,151	$369,261	$508,445	$696,129
Segment profit	633	21,795	8,288	33,265
Percentage of revenue	0.3%	5.9%	1.6%	4.8%
PeopleReady segment profit declined $21.2 million and $25.0 million for the thirteen and twenty-six weeks ended June 28, 2020, compared to the same periods in the prior year, respectively. We experienced a segment profit decline primarily due to the significant drop in client demand associated with government and societal actions to address COVID-19. The significant drop in demand, increased price sensitivity, increased contingent worker wages and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our operations and business results. The declines were partially offset by the decisive and comprehensive cuts to SG&A expense in line with management’s plans to preserve the key strengths of our business.
We believe these declines were partially offset by the strategic use of our industry-leading JobStack mobile application that digitally connects workers with jobs. JobStack is helping us safely connect people with work during this time of crisis.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue from services	$118,661	$153,530	$260,275	$311,574
Segment profit	1,803	4,128	1,489	6,434
Percentage of revenue	1.5%	2.7%	0.6%	2.1%
PeopleManagement segment profit declined $2.3 million and $4.9 million for the thirteen and twenty-six weeks ended June 28, 2020, compared to the same periods in the prior year, respectively. We experienced a segment profit decline primarily due to a significant drop in demand from our clients associated with government and societal actions to address COVID-19. Many of the clients we serve have been severely impacted by COVID-19 and have stopped or significantly reduced their need for our staffing services, which has resulted in lower revenue. The significant drop in demand, increased price sensitivity, higher pay rates necessary to attract employees given the availability of federal unemployment benefits, and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our segment profit and our segment profit as a percent of revenue. The decline in revenue was partially offset by our cost control programs which have reduced our SG&A expense in line with our plans.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue from services	$31,132	$65,803	$84,476	$133,243
Segment profit (loss)	(2,782)	11,223	(274)	21,650
Percentage of revenue	(8.9)%	17.1%	(0.3)%	16.2%
PeopleScout segment profit declined $14.0 million and $21.9 million for the thirteen and twenty-six weeks ended June 28, 2020, compared to the same periods in the prior year, respectively. We experienced a segment profit decline primarily due to a decline in demand. The decline in demand was partially due to the impact of the substantially reduced project-based recruiting volumes at a large industrial client, which declined throughout 2019 due to the client’s adverse business conditions resulting in no order volume in the fourth quarter of 2019. Revenue declined further due to less demand from existing clients resulting from the economic disruption caused by COVID-19, which significantly impacted our clients in the travel and leisure industries. Due to the decline in revenue, we took actions to reduce the cost of our service delivery which lagged the rapid revenue decline caused by the disruption of COVID-19 and negatively impacted our segment profit and our segment profit as a percent of revenue. The decline in revenue was partially offset by our cost control programs which have reduced our SG&A expense in line with our plans.
FUTURE OUTLOOK

The global economy and our business have been dramatically affected by COVID-19. To date, COVID-19 has surfaced all around the world and resulted in country-level quarantines, global travel restrictions and broad-based economic slowdowns. There are no reliable estimates of how long the pandemic will last or how many people will be affected by it. For that reason, it is difficult to predict the short- and long-term impacts of the pandemic on our business at this time.

Most states, counties and municipalities are monitoring overall COVID-19 testing volume and changes in the percent of positive tests in relation to hospital capacity and supplies to care for COVID-19 patients and other patients needing urgent care, and reopening their respective economies in phases. The process of reopening has slowed due to increases in testing volumes and percent of positive test results. We expect the disruption due to COVID-19 will continue to have a significant adverse impact on our future revenue as well as our overall profitability and liquidity for as long as the negative economic impacts of COVID-19 are being experienced. Due to the uncertainty surrounding COVID-19 and its impact on the business environment, we have limited visibility into our financial condition, results of operations or cash flows in the future. However, we anticipate pressure on our profitability and cash flows and have taken steps to increase our cash position and preserve financial flexibility as follows:

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

•
We expect our second quarter of 2020 gross margin headwinds of 340 basis points compared to the prior year, to improve as we move into the second half of 2020, due to the relative improvement in our PeopleScout business. PeopleScout, our highest gross margin business, took actions in the second quarter to reduce the cost of our service delivery which lagged the rapid revenue decline caused by the disruption of COVID-19 and negatively impacted our gross margin. While we may continue to experience severe revenue headwinds from existing clients in the travel and leisure industries that were significantly impacted by COVID-19, we have taken steps to reduce the negative impact on gross margins due to the fixed nature of certain costs of service delivery. We anticipate gross margin headwinds to decline between 210 to 150 basis points in the third quarter of 2020 and 200 to 140 basis points for fiscal 2020, compared to the same periods in the prior year, primarily due to lower volume and client mix.

•
We have taken appropriate and swift steps to reduce our operating cost structure and other cash outflows to preserve capital to fund working capital needs. These actions will have the effect of reducing our operating expenses by between $90 million and $100 million in fiscal 2020 and $28 million and $33 million in the third quarter of 2020 compared to the same periods in the prior year, while preserving the key strengths of our business to ensure we are prepared when business conditions improve.

•
We are reducing planned cash capital expenditures by approximately $10 million to $22 million for fiscal 2020 to preserve operating capital and focus investment efforts. Capital expenditures of $22 million are net of $4 million of build-out costs for our Chicago headquarters that will be reimbursed by our landlord in 2020. Total capital expenditures for the third quarter of 2020 will be approximately $7 million. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in online and mobile applications to improve access to workers and candidates, as well as improve the speed and ease of connecting our clients and workers for our staffing businesses, and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce our PeopleReady dependence on local branches to find contingent workers and connect them with work. Examples include our JobStack mobile application in our PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business.

•
On March 16, 2020, we amended our credit agreement and extended the term to March 16, 2025. On June 24, 2020, we entered into a second amendment, which modified terms of our financial covenants as well as certain other provisions of the Revolving Credit Facility. While we would have been in compliance with our prior banking covenants on June 28, 2020, we felt it was prudent to amend the covenants to provide additional flexibility given the amount of economic uncertainty. At June 28, 2020, $45.0 million was drawn on the Revolving Credit Facility leaving $248.8 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant making $125 million available. We have an option to increase the total line of credit amount to $450.0 million, subject to bank approval. As of June 28, 2020, we had cash and cash equivalents of $92.1 million and total debt of $45.0 million.

•
Under the CARES Act, we are allowed to delay payments for the employer portion of social security taxes (6.2% of taxable wages) incurred during March 27, 2020 to December 31, 2020, for both our temporary associates and permanent employees. As of June 28, 2020, we have deferred $15.7 million of employer payroll taxes. In addition, we are taking advantage of other deferred payment opportunities for federal, state, local and foreign taxes for which we qualify.

•	We have historically returned capital to shareholders through stock repurchases, however we do not plan on repurchasing additional shares until economic conditions improve.
We continue to monitor the rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. There may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, it is difficult to estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. A protracted recession will have a material adverse impact on our future revenue growth as well as our overall profitability, funding working capital needs and complying with banking covenants that require us to maintain certain financial conditions.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY

	Twenty-six weeks ended
(in thousands)	June 28, 2020	June 30, 2019
Net income (loss)	$(158,662)	$27,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,350	19,779
Goodwill and intangible asset impairment charge	175,189	—
Provision for doubtful accounts	5,923	3,761
Non-cash lease expense, net of changes in operating lease liabilities	(189)	(23)
Stock-based compensation	4,345	5,260
Deferred income taxes	(27,049)	2,393
Other operating activities	2,669	(2,072)
Changes in operating assets and liabilities:
Accounts receivable	111,803	16,162
Accounts payable and other accrued expenses	(22,197)	(16,542)
Accrued wages and benefits	4,921	(4,667)
Income tax receivable	(7,291)	(6,347)
Other assets	4,682	(4,472)
Workers’ compensation claims reserve	(5,668)	(7,109)
Other liabilities	(1,344)	3,174
Net cash provided by operating activities	$103,482	$36,979
Cash flows from operating activities
Net cash provided by operating activities was $103.5 million for the twenty-six weeks ended June 28, 2020, compared to $37.0 million for the prior year.

Net loss for the twenty-six weeks ended June 28, 2020 includes a goodwill and intangible asset impairment charge of $175.2 million ($151.9 million after tax) related to the company’s acquisitions. The charge was a result of the adverse impact on expected future cash flows related to the current state of the economy and the impact of COVID-19. The charge does not impact the company’s current cash, liquidity, or banking covenants.
Changes to adjustments to reconcile net loss to net cash provided by operating activities for the twenty-six weeks ended June 28, 2020 were primarily due to:

•
Depreciation and amortization decreased primarily due to the impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units of $34.7 million in the first quarter of 2020, and several intangible assets that were fully amortized in the second half of 2019, which resulted in a decline in amortization expense for the thirteen and twenty-six weeks ended June 28, 2020.

•
The provision for doubtful accounts increased primarily due to clients significantly impacted by COVID-19. Bad debt expense as a percent of revenue increased to 0.7% for the twenty-six weeks ended June 28, 2020, from 0.3% for the comparable period in the prior year.

•
Deferred tax assets increased primarily due to $23.3 million of discrete tax benefit resulting from goodwill and intangible asset impairments. Impairment losses related to reporting units where the net assets we acquired are deductible for tax purposes.

•
Other operating activities increased primarily due to $1.7 million in unrealized losses on deferred compensation assets due to overall declines in global equity investments for the twenty-six weeks ended June 28, 2020, as compared to a $3.2 million gain for the same period in the prior year as equity markets strengthened.

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

Changes to operating assets and liabilities for the twenty-six weeks ended June 28, 2020 were primarily due to:

•
Cash provided by accounts receivable of $111.8 million was due to lower revenue from a decline in demand for our services and a seasonal revenue decline from the fourth quarter of 2019, resulting in a significant decrease in accounts receivable. This decrease was partially offset by an increase in our days sales outstanding of 4.1 days during the twenty-six weeks ended June 28, 2020, caused by a mix of clients with longer payment terms and payment delays from certain clients that have been severely impacted by COVID-19.

•
Cash used for accounts payable and accrued expenses of $22.2 million was due to cost control programs, seasonal patterns and timing of payments. The primary driver for the reduction to accounts payable and accrued expenses was the swift action to reduce our operating cost structure in response to the economic impact of COVID-19. The decline was also due to seasonal patterns. Our business experiences seasonal fluctuations for contingent staffing services. Additionally, the beginning accounts payable and accrued expense balance was higher than normal and the ending balance lower than normal due to timing of payments.

•
Accrued wages and benefits includes $15.7 million of employer payroll tax payments that were deferred as of June 28, 2020, as allowed under the CARES Act. This was partially offset by a reduction to accrued wages and benefits due to our swift actions to reduce our operating cost structure in response to the economic impact of COVID-19.

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

Cash flows from investing activities

	Twenty-six weeks ended
(in thousands)	June 28, 2020	June 30, 2019
Capital expenditures	$(11,641)	$(11,064)
Purchases and sales of restricted investments	5,574	8,370
Net cash used in investing activities	$(6,067)	$(2,694)
Net cash used in investing activities was $6.1 million for the twenty-six weeks ended June 28, 2020, compared to net cash used of $2.7 million for the same period in the prior year.
Capital expenditures are primarily due to our increased investment in software technology. We remain committed to technological innovation to transform our business for a digital future that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access to workers and candidates, as well as improve the speed and ease of connecting our clients and workers for our staffing businesses, and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce our PeopleReady dependence on local branches to find contingent workers and connect them with work. Examples include our JobStack mobile application in our PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business.

Restricted investments consist primarily of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs. The decrease in the incremental cash used in investing activities was primarily due to lower collateral requirements from our workers’ compensation insurance providers, as well as the timing of collateral payments.

Page - 32

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows from financing activities

	Twenty-six weeks ended
(in thousands)	June 28, 2020	June 30, 2019
Purchases and retirement of common stock	$(52,346)	$(9,077)
Net proceeds from employee stock purchase plans	536	700
Common stock repurchases for taxes upon vesting of restricted stock	(1,956)	(1,631)
Net change in Revolving Credit Facility	7,900	(55,300)
Other	(1,344)	(119)
Net cash used in financing activities	$(47,210)	$(65,427)
Net cash used in financing activities was $47.2 million for the twenty-six weeks ended June 28, 2020, compared to net cash used of $65.4 million for the same period in the prior year.
During the twenty-six weeks ended June 28, 2020, we repurchased $40.0 million of our common stock under an accelerated share repurchase program and $12.4 million of our common stock in the open market, including commissions, for a total of $52.4 million of common stock. These transactions were initiated prior to the medical community’s acknowledgment of the expected severity of the impact COVID-19 would have on the United States. The total number of shares purchased in the open market during the twenty-six weeks ended June 28, 2020 was 779,068. On February 28, 2020, as part of the existing share repurchase plan, we entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $40.0 million of our common stock. See Note 8: Shareholders’ Equity, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the accelerated share repurchase agreement. On July 2, 2020, we settled our ASR agreement resulting in the receipt of 626,948 additional shares from the third-party financial institution. The total number of shares delivered under the ASR agreement was 2,777,486 with a volume weighted average price over the term of the ASR agreement of $14.40. As of June 28, 2020, $66.7 million remains available for repurchase of common stock under existing authorizations. The second amendment to our revolving credit facility agreement prohibits us from repurchasing shares until July 1, 2021.
In June 2020, we amended our credit agreement. See Note 6: Long-Term Debt, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our Revolving Credit Facility. The net change in our Revolving Credit Facility was primarily due to the timing of repayments and our desire to maintain higher liquidity levels.
CAPITAL RESOURCES
Revolving credit facility
On March 16, 2020, we entered into a first amendment to our credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. dated as of July 13, 2018, which extended the maturity of the revolving credit facility established thereunder (the “Revolving Credit Facility”) to March 16, 2025 and modified certain other terms. On June 24, 2020, we entered into a second amendment to our credit agreement (the “Second Amendment”), which modified terms of our financial covenants as well as certain other provisions of the Revolving Credit Facility. Subject to lender approval, we have the ability to increase our Revolving Credit Facility up to $450.0 million.

Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The amended credit agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants. The Second Amendment suspended testing of certain covenants through June 27, 2021 (second quarter of 2021).
The following financial covenants, as defined in the Second Amendment, are in effect:

•
Asset Coverage Ratio of greater than 1.00, defined as the ratio of 60% of accounts receivable to the difference of total debt outstanding and unrestricted cash in excess of $50 million. As of June 28, 2020, our asset coverage ratio was 14.7.

•	Liquidity greater than $150 million, defined as the sum of unrestricted cash and availability under the aggregate revolving commitments. As of June 28, 2020, our liquidity was $340.8 million.

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following financial covenant, as defined in the Second Amendment, will be in effect starting the first quarter of 2021:

•	EBITDA, as defined in the amended credit agreement, greater than $12 million for the trailing three quarters ending Q1 2021 and greater than $15 million for the trailing four quarters ending Q2 2021.
See Note 6: Long-Term Debt, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our Revolving Credit Facility.
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At June 28, 2020, we had restricted cash and investments totaling $217.8 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 3: Restricted Cash and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our restricted cash and investments.
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
We provide workers’ compensation insurance for our contingent and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis and, accordingly, we are substantially self-insured.
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

Page - 34

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	June 28, 2020	December 29, 2019
Cash collateral held by workers’ compensation insurance carriers	$21,902	$22,256
Cash and cash equivalents held in Trust	21,922	23,681
Investments held in Trust	143,731	149,373
Letters of credit (1)	6,202	6,202
Surety bonds (2)	20,731	20,731
Total collateral commitments	$214,488	$222,243

(1)	We have agreements with certain financial institutions to issue letters of credit as collateral.

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

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	June 28, 2020	December 29, 2019
Total workers’ compensation reserve	$249,950	$255,618
Add back discount on workers’ compensation reserve (1)	18,178	19,316
Less excess claims reserve (2)	(47,601)	(45,253)
Reimbursable payments to insurance provider (3)	4,117	8,121
Other (4)	(10,156)	(15,559)
Total collateral commitments	$214,488	$222,243

(1)	Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.

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
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At June 28, 2020, the weighted average discount rate was 1.9%. The claim payments are made over an estimated weighted average period of approximately 5 years.

Page - 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 28, 2020, the weighted average rate was 1.7%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $47.6 million and $45.3 million, and the corresponding gross receivable for the insurance on excess claims was $46.6 million and $45.3 million as of June 28, 2020 and December 29, 2019, respectively.
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
Future outlook
We are focused on capital preservation as a top priority. In response to the rapidly changing market conditions, we have taken swift action to reduce operating costs and other cash outflows to preserve capital to fund working capital needs. Our Revolving Credit Facility provides for a revolving line of credit of up to $300.0 million with an option, subject to lender approval, to increase the amount to $450.0 million. On March 16, 2020, we extended the maturity of the Revolving Credit Facility to March 16, 2025. Although we were in compliance with our covenants, we felt it was prudent to negotiate more favorable covenants given the level of economic uncertainty. On June 24, 2020, we further amended our revolving credit agreement, which included modifications to our financial covenants. As of June 28, 2020, we are in a strong financial position with cash and cash equivalents of $92.1 million and $125 million available under the most restrictive covenant of our Revolving Credit Facility for total liquidity of $217 million.
Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. We continue to have risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics, including from the impact of COVID-19.
Under the CARES Act, we are allowed to delay payments for the employer portion of social security taxes (6.2% of taxable wages) incurred during March 27, 2020 to December 31, 2020, for both our temporary associates and permanent employees. As of June 28, 2020, we have deferred $15.7 million of employer payroll taxes. In addition, we are taking advantage of other deferred payment opportunities for federal, state, local and foreign taxes for which we qualify.
In February 2020, as part of the existing share repurchase plan, we entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $40.0 million of our common stock, and we also repurchased $12.4 million, including commissions, in the open market. These transactions were initiated prior to the medical community’s acknowledgment of the expected severity of the impact COVID-19 would have on the United States. We did not repurchase any of our common stock during the thirteen weeks ended June 28, 2020. As of June 28, 2020, $66.7 million remains available for repurchase of common stock under existing authorizations. We have historically returned capital to shareholders through stock repurchases, however we do not plan on repurchasing additional shares until economic conditions improve. Additionally, the second amendment to our revolving credit facility agreement prohibits us from repurchasing shares until July 1, 2021.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the for the next 12 months. If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity. These sources may include raising additional debt at less favorable terms or a secondary equity offering at a time of depressed equity valuations in our industry.
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
Considerations related to COVID-19
We have considered COVID-19 related impacts to our estimates, as appropriate, within our financial statements and there may be changes to those estimates in future periods. However, we believe that the accounting estimates used are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of COVID-19. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual future amounts differing from reported estimated amounts.
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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. As of June 28, 2020, our operating segments are PeopleReady, PeopleManagement Centerline Drivers, PeopleManagement On-Site, PeopleScout, and PeopleScout MSP.
Interim impairment test
During the first quarter of 2020 we experienced a significant decline in our stock price. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected the expected continued weakness in pricing and demand for our staffing services in a volatile economic climate. This was further impacted in March 2020 by COVID-19, which created a sudden global economic shock. We experienced a significant drop in client demand associated with government and societal actions to address COVID-19.We have experienced and expect to continue to experience significant decreases to our revenues and corresponding operating results due to weakness in pricing and demand for our services during this severe economic downturn. While demand is expected to recover in the future, the rate of recovery will vary by geography and industry depending on the economic impact caused by COVID-19 and the rate at which infections decline to a contained level. Accordingly, we performed an interim impairment test of our goodwill.
The interim impairment test involved comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested.
The weighted average cost of capital used in our interim impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 11.5% to 12.0%. Our control premium was approximately 12%, which management has determined to be reasonable.

Page - 36

MANAGEMENT’S DISCUSSION AND ANALYSIS

We carefully considered the economic impact of COVID-19, together with the estimated decreases to our revenues and corresponding operating results as we have continued weakness in pricing and demand for our services during the current economic downturn. Our estimates were based on our experience with prior recessions, as well as our experience with plans and actions to adjust and adapt to recessions. We base fair value estimates on assumptions we believe to be reasonable but that are difficult to predict. Given the uncertain nature of the economic impact of COVID-19, and the recovery pattern of the broader economy and its impact on our business, actual results could differ significantly from our estimates. The loss of a key client, loss of a significant number of key sites, a significant further decline to the economy, or a protracted recession could give rise to an additional impairment. Should any one of these events occur, we will need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill.
As a result of our Q1 2020 interim impairment test, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million, which was included in goodwill and intangible asset impairment charge on the Consolidated Statements of Operations and Comprehensive Income (Loss). The total goodwill carrying value of $45.9 million for PeopleManagement On-site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively. Based on our interim goodwill impairment test, the fair values of our PeopleReady and PeopleManagement Centerline Drivers reporting units were in excess of their carrying value by approximately 60% and 195%, respectively.
Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual goodwill impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it is more likely than not that the fair value of any of our reporting units is less than the carrying value. We considered the current and expected future economic and market conditions surrounding COVID-19 and concluded that it was not more likely than not that the goodwill associated with our reporting units were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the thirteen weeks ended June 28, 2020. The remaining goodwill balances for PeopleScout RPO and PeopleScout MSP were $22.7 million and $9.7 million, respectively, as of June 28, 2020. Should actual results decline further or longer than we have currently estimated, the remaining goodwill balances may be further impaired. We will continue to closely monitor the operational performance of these reporting units as it relates to goodwill impairment
Indefinite-lived intangible assets
We have indefinite-lived intangible assets related to our Staff Management and PeopleScout trade names. We test our trade names annually for impairment, and when indicators of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates.
Interim impairment test
We performed an interim impairment test as of the last day of our first fiscal quarter for 2020 and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized.
Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual indefinite-lived trade names impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it is more likely than not that the fair value of any of our indefinite-lived trade names is less than the carrying value. We concluded that it was not more likely than not that the indefinite-lived intangible assets associated with our Staff Management and PeopleScout trade names were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020.

Page - 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the thirteen weeks ended June 28, 2020.
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
Interim impairment test
With the estimated decrease in demand for our services due to the economic impact of COVID-19, we have lowered our future expectations, which was the primary trigger of an impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 28, 2020. The impairment charge for PeopleScout RPO and PeopleManagement On-site reporting units was $25.0 million and $9.7 million, respectively. Considerable management judgment was necessary to determine key assumptions, including estimated revenue of acquired clients and an appropriate discount rate of 12.0%. Should actual results decline further or longer than we have currently estimated, the remaining intangible asset balances may become further impaired.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the thirteen weeks ended June 28, 2020. The remaining client relationship intangible asset balances related to assets impaired for PeopleScout RPO and PeopleManagement On-site were $5.8 million and $8.1 million, respectively, as of June 28, 2020.
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
During the fiscal second quarter of 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 28, 2020.
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
COVID-19, governmental reactions to COVID-19, and the resulting adverse economic conditions have negatively impacted our business and will have an even greater material adverse impact on our business, financial condition, liquidity, and results of operations.
The COVID-19 outbreak has been categorized as a pandemic by the World Health Organization. The negative impacts on the global economy of COVID-19 and related governmental responses have been wide ranging and multi-faceted. These impacts have caused historically steep and rapid declines in economic activity in the markets where we operate, disruptions in global supply chains, travel restrictions, sharp downturns and price volatility in equities markets, and concern that credit markets and companies will not remain liquid.
COVID-19 has caused significant negative impacts on our operations and stock price. Our revenues declined substantially beginning in the second half of March because of COVID-19 and will remain suppressed while the current economic conditions continue. The operations of our clients have been severely disrupted, and could further decline, thereby increasing the likelihood that our clients continue to delay new contracts or cancel current contracts, reduce orders for our services in the future, have difficulty paying for services provided, or cease operations altogether. The rapid increase in unemployment has made it easier for clients to find new staff, reducing the demand for our services. In response to these adverse conditions we have taken steps to reduce our expenses and cash outflows. These reductions in expenses, including layoffs, could fail to achieve the intended savings or alternatively reduce our ability to take advantage of opportunities in the future if economic conditions improve. Further deteriorations in economic conditions, as a result of COVID-19 or otherwise, will lead to a prolonged decline in demand for our services and negatively impact our business.
The extent to which COVID-19 adversely impacts our business depends on future developments of the pandemic and related governmental responses, which are both uncertain and unpredictable. While this matter has, and we expect it to continue to, negatively impact our results of operations, cash flows, profit margins, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact is difficult to estimate at this time. In addition, we cannot assure you that actions we take to reduce costs or otherwise change our operations will address the issues we face with clients, employees or our results of operations.
Demand for our workforce solutions is significantly affected by fluctuations in general economic conditions.
The demand for workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility. National and global economic activity is slowed by many factors, including rising interest rates, political and legislative changes, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of contingent workers and recruitment of new employees. For example, we have recently experienced significantly reduced demand from our clients due to COVID-19. Significant declines in demand from any region or industry in which we have a major presence, or the financial health of our clients, significantly decreases our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ financial health or their ability to pay for services we have already provided.
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

Page - 39

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

Page - 40

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
We operate in a highly competitive industry and may be unable to retain clients, market share, or profit margins.
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

Page - 41

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
Our Revolving Credit Facility contains restrictive covenants that require us to maintain certain financial conditions, which we may fail to meet if there is a material decrease in our profitability, including as a result of COVID-19. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, would require us to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates. If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity.
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
The loss of, continued reduction or substantial decline in revenue from larger clients or certain industries could have a material adverse effect on our revenues, profitability and liquidity.
We experience revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients may terminate their contracts or materially reduce their requested levels of service at any time. Although we have no clients that represents over 10% of our consolidated revenue, there are clients that exceed 10% of revenues within some of our operating segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition, and results of operations. COVID-19 has caused certain clients to temporarily close large job sites or reduce demand for our services, and future outbreaks of the pandemic could cause large closures and long-term reduction in demand. In addition, a significant change to the business, staffing or recruiting model of these clients, for example a decision to insource our services, has had and could again have a material adverse effect on our business, financial condition, and results of operations. The loss of, or reduced demand for our services from larger clients and industries, has had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. As the impact of COVID-19 increases for our clients, their ability to pay for our services may decline. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.

Page - 42

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

Page - 43

the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability and prevent us from offering some services or products to clients.
We may be unable to attract sufficient qualified contingent workers and candidates to meet the needs of our clients.
We compete to meet our clients’ needs for workforce solutions, therefore, we must continually attract qualified contingent workers and candidates to fill positions. Attracting qualified workers and candidates depends on factors such as desirability of the assignment, location, the associated wages and other benefits. Prior to COVID-19, unemployment in the United States was low, making it challenging to find sufficient eligible workers and candidates to meet our clients’ orders. The economic slowdown resulting from COVID–19 has increased unemployment substantially, but we cannot predict its continued effect on employment rates. Government responses to COVID-19 included generous unemployment benefits which negatively impacted our ability to recruit qualified workers and candidates. Continued similar unemployment benefits will further impact our ability to recruit in the future. We have experienced shortages of qualified workers and candidates and may experience such shortages in the future. Further, if there is a shortage, the cost to employ or recruit these individuals could increase and our ability to generate revenue would be harmed if we could not fill positions. If we are unable to pass those costs through to our clients, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our contingent workers. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
Our facilities, operations and information technology systems are vulnerable to damage and interruption.
Our primary computer systems, headquarters, support facilities and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, employee errors, security breaches, natural disasters, civil unrest, and catastrophic events. Failure of our systems or damage to our facilities may cause significant interruption to our business, and require significant additional capital and management resources to resolve, causing material harm to our business.
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
The market price for our common stock may be subject to significant volatility. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, changes in general economic conditions, including those caused by COVID-19; announcement of new services or acquisitions by us or our competitors; changes in financial estimates or other statements by securities analysts; changes in industry trends or conditions; regulatory developments and any major change in our board or management. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of listed companies. These broad market and industry factors may impact the price of our common stock, regardless of our operating performance.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.
Our Board of Directors has authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for a set aggregate purchase price, or we may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase program or otherwise. Although the Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate the company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of the repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the company’s common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that these share repurchases will enhance shareholder value because the market price of our common stock may decline below the level at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness. Following an amendment to our Revolving Credit Facility, our share repurchase program has been paused until the third quarter of 2021.
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
A portion of our business operations and support functions are located outside of the United States. These international operations are subject to a number of risks, including the effects of COVID-19 and governmental action, such as travel restrictions and “stay-at-home” orders, political and economic conditions in those foreign countries, foreign currency fluctuations, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We recently acquired operations in the United Kingdom, which could be negatively impacted as clients in the United Kingdom encounter uncertainties related to the United Kingdom’s exit from the European Union. We could also be exposed to fines and penalties under U.S. or foreign laws, such as the Foreign Corrupt Practices Act, which prohibits improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the United States resulting from such changes, could adversely affect our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 28, 2020.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
03/30/2019 through 04/26/2020	6,388	$13.48	—	$66.7 million
04/27/2020 through 05/24/2020	2,123	$15.24	—	$66.7 million
05/25/2020 through 06/28/2020	2,696	$16.86	—	$66.7 million
Total	11,207	$14.63	—

(1)
During the thirteen weeks ended June 28, 2020, we purchased 11,207 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.

(2)	Weighted average price paid per share does not include any adjustments for commissions.

(3)
On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have expiration dates. As of June 28, 2020, $66.7 million remains available for repurchase under the existing authorization. The second amendment to our revolving credit facility agreement prohibits us from repurchasing shares until July 1, 2021.

Page - 46

Accelerated share repurchase plan

On February 28, 2020 we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $40.0 million of our common stock. Under the ASR agreement, we paid $40.0 million to the financial institution and received an initial delivery of 2,150,538 shares during the first quarter of 2020, which represented 80% of the total shares we expected to receive based on the market price at the time of the initial delivery. On July 2, 2020, we settled our ASR agreement resulting in the receipt of 626,948 additional shares from the third-party financial institution. The total number of shares delivered under the ASR agreement was 2,777,486 with a volume weighted average price over the term of the ASR agreement of $14.40.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Page - 47

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1	Second Amendment to Credit Agreement, dated as of June 24, 2020, by and among Bank of America, N.A., Wells Bank, HSBC and TrueBlue, Inc.	X

10.2*	Executive Employment Agreement between TrueBlue, Inc. and Garrett Ferencz, as amended July 1, 2020.	X

10.3*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/24/2020

10.4*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Derrek L. Gafford, Patrick Beharelle, Taryn R. Owen, Carl Schweihs and Garrett Ferencz.		10-Q	001-14543	5/4/2007

10.5*	Form Non-Competition Agreement between TrueBlue, Inc. and Taryn R. Owen, Carl Schweihs and Garrett Ferencz.		10-K	001-14543	02/24/2020

31.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

* Indicates a management contract or compensatory plan or arrangement

Page - 48

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	7/27/2020
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	7/27/2020
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	7/27/2020
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 49