Form 10-Q
period 2020-09-27
TrueBlue, Inc.
filed 2020-10-26
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 27, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 12, 2020, there were 35,472,768 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	September 27, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$28,233	$37,608
Accounts receivable, net of allowance of $5,447 and $4,288	279,812	342,303
Prepaid expenses, deposits and other current assets	27,008	30,717
Income tax receivable	15,696	11,105
Total current assets	350,749	421,733
Property and equipment, net	66,994	66,150
Restricted cash and investments	229,815	230,932
Deferred income taxes, net	28,766	3,228
Goodwill	94,212	237,498
Intangible assets, net	30,704	73,673
Operating lease right-of-use assets, net	37,645	41,082
Workers’ compensation claims receivable, net	51,970	44,624
Other assets, net	17,343	17,235
Total assets	$908,198	$1,136,155
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$56,303	$68,406
Accrued wages and benefits	60,209	67,604
Current portion of workers’ compensation claims reserve	65,860	73,020
Current operating lease liabilities	13,670	14,358
Other current liabilities	6,385	7,418
Total current liabilities	202,427	230,806
Workers’ compensation claims reserve, less current portion	188,934	182,598
Long-term debt, less current portion	1,500	37,100
Long-term deferred compensation liabilities	25,044	26,765
Long-term operating lease liabilities	25,950	28,849
Deferred employer payroll taxes	36,312	—
Other long-term liabilities	3,849	4,064
Total liabilities	484,016	510,182

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 35,450 and 38,593 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(17,379)	(13,238)
Retained earnings	441,560	639,210
Total shareholders’ equity	424,182	625,973
Total liabilities and shareholders’ equity	$908,198	$1,136,155
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue from services	$474,530	$636,793	$1,327,726	$1,777,739
Cost of services	364,066	469,058	1,007,878	1,306,626
Gross profit	110,464	167,735	319,848	471,113
Selling, general and administrative expense	90,100	129,800	304,681	383,745
Depreciation and amortization	7,652	8,749	24,002	28,528
Goodwill and intangible asset impairment charge	—	—	175,189	—
Income (loss) from operations	12,712	29,186	(184,024)	58,840
Interest expense	(628)	(715)	(3,104)	(2,097)
Interest and other income, net	454	1,186	2,781	3,948
Interest and other income (expense), net	(174)	471	(323)	1,851
Income (loss) before tax expense (benefit)	12,538	29,657	(184,347)	60,691
Income tax expense (benefit)	3,743	2,981	(34,480)	6,333
Net income (loss)	$8,795	$26,676	$(149,867)	$54,358

Net income (loss) per common share:
Basic	$0.25	$0.69	$(4.20)	$1.39
Diluted	$0.25	$0.68	$(4.20)	$1.38

Weighted average shares outstanding:
Basic	34,597	38,741	35,643	39,090
Diluted	34,904	39,213	35,643	39,479

Other comprehensive income (loss):
Foreign currency translation adjustment	$386	$(1,657)	$(4,141)	$(1,024)
Comprehensive income (loss)	$9,181	$25,019	$(154,008)	$53,334
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(in thousands)	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net income (loss)	$(149,867)	$54,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,002	28,528
Goodwill and intangible asset impairment charge	175,189	—
Provision for doubtful accounts	6,582	5,997
Stock-based compensation	6,762	8,119
Deferred income taxes	(25,955)	1,058
Non-cash lease expense	11,115	11,087
Other operating activities	1,944	(1,701)
Changes in operating assets and liabilities:
Accounts receivable	55,408	(17,616)
Income tax receivable	(4,928)	(3,982)
Other assets	(2,646)	(9,449)
Accounts payable and other accrued expenses	(12,723)	(6,970)
Accrued wages and benefits	(7,395)	(141)
Workers’ compensation claims reserve	(824)	(7,176)
Operating lease liabilities	(11,410)	(11,297)
Deferred employer payroll taxes	36,312	—
Other liabilities	(2,798)	1,723
Net cash provided by operating activities	98,768	52,538
Cash flows from investing activities:
Capital expenditures	(16,244)	(18,297)
Divestiture of business	—	215
Purchases of restricted available-for-sale investments	(2,310)	(5,299)
Sales of restricted available-for-sale investments	3,212	3,881
Purchases of restricted held-to-maturity investments	(32,495)	(17,298)
Maturities of restricted held-to-maturity investments	24,358	25,095
Net cash used in investing activities	(23,479)	(11,703)
Cash flows from financing activities:
Purchases and retirement of common stock	(52,346)	(31,316)
Net proceeds from employee stock purchase plans	734	1,023
Common stock repurchases for taxes upon vesting of restricted stock	(2,331)	(1,934)
Net change in revolving credit facility	(35,600)	(36,200)
Other	(1,436)	(203)
Net cash used in financing activities	(90,979)	(68,630)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(466)	732
Net change in cash, cash equivalents and restricted cash	(16,156)	(27,063)
Cash, cash equivalents and restricted cash, beginning of period	92,371	102,450
Cash, cash equivalents and restricted cash, end of period	$76,215	$75,387
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$2,672	$1,767
Income taxes	(3,414)	9,230
Operating lease liabilities	13,147	13,280
Non-cash transactions:
Property and equipment purchased but not yet paid	1,614	945
Right-of-use assets obtained in exchange for new operating lease liabilities	8,672	10,825
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
We also considered COVID-19 related impacts to our estimates, as appropriate, within our financial statements and there may be changes to those estimates in future periods. However, we believe that the accounting estimates used are appropriate after considering the increased uncertainties surrounding the severity and duration of COVID-19. These estimates and assumptions are subject to inherent uncertainties, which may result in actual future amounts differing from reported estimated amounts.

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The results of operations for the thirteen and thirty-nine weeks ended September 27, 2020 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.
Recently adopted accounting standards
Credit losses
In June 2016, the Financial Accounting Standards Board issued guidance on accounting for credit losses on financial instruments. This guidance sets forth a current expected credit loss model (“CECL”), which requires the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions, and forecasted information rather than the previous methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance was adopted at the beginning of the first quarter of 2020. We were required to apply the new standard by means of a cumulative-effect adjustment to opening retained earnings as of the beginning of the first quarter of 2020. The total impact upon adoption to opening retained earnings was immaterial to both the individual financial assets affected as well as in the aggregate.
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
•PeopleReady and Centerline Drivers (“Centerline”) have a large, diverse set of clients, generally with frequent, low dollar invoices due to the daily nature of the work we perform. This results in high turnover in accounts receivable and lower rates of non-payment.
•PeopleManagement On-Site has a smaller number of clients, and follows a contractual billing schedule. The invoice amounts are higher than that of PeopleReady and Centerline, with longer payment terms.
•PeopleScout has a smaller number of clients, and generally sends invoices on a consolidated basis for a client. Invoice amounts are generally higher for PeopleScout than for PeopleManagement On-Site, with similar payment terms.
When specific clients are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The credit loss rates applied to each aging category by pool are based on current collection

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

efforts, historical collection trends, write-off experience, client credit risk, current economic data and forecasted information. The allowance for credit loss is reviewed quarterly and represents our best estimate of the amount of expected credit losses. Each month, past due or delinquent balances are identified based upon a review of aged receivables performed by collections and operations. Past due balances are written off when it is probable the receivable will not be collected. Changes in the allowance for credit losses are recorded in selling, general and administrative (“SG&A”) expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Due to the uncertain economic environment, it is difficult to estimate the impact caused by COVID–19 on our clients. However, the allowance for credit loss for accounts receivable as of September 27, 2020 is our best estimate of the amount of expected credit losses. Should actual results deviate from what we have currently estimated, our allowance for credit losses could change significantly.
The activity related to the allowance for credit losses for accounts receivable during the thirty-nine weeks ended September 27, 2020 was as follows:

(in thousands)
Beginning balance	$4,288
Cumulative-effect adjustment (1)	524
Current period provision	6,582
Write-offs	(5,925)
Foreign currency translation	(22)
Ending balance	$5,447
(1)As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to our account receivable allowance of $0.5 million as of the beginning of the first quarter of 2020.
Restricted cash and investments
We establish an allowance for credit loss for our held-to-maturity debt securities using a discounted cash flow method including a probability of default rate based on the issuer’s credit rating. We report the entire change in present value as credit loss expense (or reversal of credit loss expense) in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss). The cumulative-effect adjustment to our held-to-maturity debt securities as a result of adopting CECL as of the beginning of the first quarter of 2020 was immaterial, as was the allowance as of September 27, 2020.
Workers’ compensation claims reserves
We establish an allowance for credit loss for our insurance receivables using a probability of default and losses expected upon default method, with the probability of default rate based on the third-party insurance carrier’s credit rating. Changes in the allowance for credit losses are recorded in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss). The cumulative-effect adjustment to our workers’ compensation insurance receivables as a result of adopting CECL as of the beginning of the first quarter of 2020 was immaterial, as was the allowance as of September 27, 2020.
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

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	September 27, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$28,233	$28,233	$—	$—
Restricted cash and cash equivalents	47,982	47,982	—	—
Cash, cash equivalents and restricted cash (1)	$76,215	$76,215	$—	$—

Municipal debt securities	$72,354	$—	$72,354	$—
Corporate debt securities	88,136	—	88,136	—
Agency mortgage-backed securities	713	—	713	—
U.S. government and agency securities	1,139	—	1,139	—
Restricted investments classified as held-to-maturity	$162,342	$—	$162,342	$—

Deferred compensation investments (2)	$12,950	$12,950	$—	$—

	December 29, 2019
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$37,608	$37,608	$—	$—
Restricted cash and cash equivalents	54,763	54,763	—	—
Cash, cash equivalents and restricted cash (1)	$92,371	$92,371	$—	$—

Municipal debt securities	$74,236	$—	$74,236	$—
Corporate debt securities	76,068	—	76,068	—
Agency mortgage-backed securities	1,376	—	1,376	—
U.S. government and agency securities	1,051	—	1,051	—
Restricted investments classified as held-to-maturity	$152,731	$—	$152,731	$—

Deferred compensation investments (2)	$13,670	$13,670	$—	$—
(1)Cash, cash equivalents and restricted cash consist of money market funds, deposits and investments with original maturities of three months or less.
(2)Deferred compensation investments consist of mutual funds and money market funds.
Assets measured at fair value on a nonrecurring basis
We measure the fair value of certain non-financial assets on a nonrecurring basis, including goodwill and certain intangible assets. During the first quarter of 2020, we performed an interim impairment test as of the last day of our first fiscal quarter (March 29, 2020) due to market conditions. As a result of the test, goodwill and client relationship intangible assets with a total carrying value of $221.6 million were written down to their fair value, and an impairment charge of $175.2 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 27, 2020. Refer to Note 4: Goodwill and Intangible Assets for additional details on the impairment charge and valuation methodologies.

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impairment was comprised as follows:

	March 29, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total impairment loss
Goodwill	$31,705	$—	$—	$31,705	$(140,489)
Client relationships	14,700	—	—	14,700	(34,700)
Total	$46,405	$—	$—	$46,405	$(175,189)
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	September 27, 2020	December 29, 2019
Cash collateral held by insurance carriers	$25,843	$24,612
Cash and cash equivalents held in Trust	18,543	23,681
Investments held in Trust	156,030	149,373
Deferred compensation investments	12,950	13,670
Company owned life insurance policies	12,853	13,126
Other restricted cash and cash equivalents	3,596	6,470
Total restricted cash and investments	$229,815	$230,932
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of September 27, 2020 and December 29, 2019, were as follows:

	September 27, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$68,716	$3,638	$—	$72,354
Corporate debt securities	85,629	2,605	(98)	88,136
Agency mortgage-backed securities	686	27	—	713
U.S. government and agency securities	999	140	—	1,139
Total held-to-maturity investments	$156,030	$6,410	$(98)	$162,342

	December 29, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$72,017	$2,219	$—	$74,236
Corporate debt securities	75,000	1,102	(34)	76,068
Agency mortgage-backed securities	1,357	21	(2)	1,376
U.S. government and agency securities	999	52	—	1,051
Total held-to-maturity investments	$149,373	$3,394	$(36)	$152,731

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	September 27, 2020
(in thousands)	Amortized cost	Fair value
Due in one year or less	$21,395	$21,605
Due after one year through five years	111,992	116,813
Due after five years through ten years	22,643	23,924
Total held-to-maturity investments	$156,030	$162,342
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Deferred compensation investments and company owned life insurance policies
We hold mutual funds, money market funds and company owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to these investments still held at September 27, 2020 and September 29, 2019, included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Unrealized gains (losses)	$1,452	$(115)	$(258)	$3,078
NOTE 4:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)		PeopleReady	PeopleManagement	PeopleScout	Total company
Balance at	December 29, 2019
Goodwill before impairment		$106,304	$81,092	$145,181	$332,577
Accumulated impairment loss		(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net		60,094	47,392	130,012	237,498

Impairment loss		—	(45,901)	(94,588)	(140,489)
Foreign currency translation		—	—	(2,797)	(2,797)

Balance at	September 27, 2020
Goodwill before impairment		106,304	81,092	142,384	329,780
Accumulated impairment loss		(46,210)	(79,601)	(109,757)	(235,568)
Goodwill, net		$60,094	$1,491	$32,627	$94,212

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	September 27, 2020			December 29, 2019
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Client relationships (2)	$96,978	$(73,725)	$23,253	$149,299	$(83,317)	$65,982
Trade names/trademarks	1,978	(527)	1,451	2,052	(441)	1,611
Technologies	—	—	—	600	(520)	80
Total finite-lived intangible assets	$98,956	$(74,252)	$24,704	$151,951	$(84,278)	$67,673
(1)Excludes assets that are fully amortized.
(2)Balance at September 27, 2020 is net of impairment loss of $34.7 million recorded in the thirty-nine weeks ended September 27, 2020.
Amortization expense of our finite-lived intangible assets was $2.0 million and $3.9 million for the thirteen weeks ended September 27, 2020 and September 29, 2019, respectively, and $8.1 million and $13.9 million for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.
Indefinite-lived intangible assets
We also held indefinite-lived trade names/trademarks of $6.0 million as of September 27, 2020 and December 29, 2019.
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
We experienced a significant decline in our stock price during the first quarter of 2020. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected the expected continued weakness in pricing and demand for our staffing services in a volatile economic climate. This was further impacted in March 2020 by COVID-19, which created a sudden global economic shock. We experienced a significant drop in client demand associated with government and societal actions taken to address COVID-19. We expected significant decreases to our revenues and corresponding operating results to continue due to weakness in pricing and demand for our services during the severe economic downturn. While demand was expected to recover in the future, the rate of recovery was expected to vary by geography and industry depending on the economic impact caused by COVID-19 and the rate at which infections would decline to a contained level.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis required significant judgments, including estimation of future cash flows, which was dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows would occur, and determination of our weighted average cost of capital, which was risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used ranged from 11.5% to 12.0%. The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reasonable control premium. As a result of this impairment test, we concluded that the carrying amounts of goodwill for our PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 27, 2020. The goodwill carrying value of $45.9 million for our PeopleManagement On-Site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively.
Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual goodwill impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our reporting units is less than the carrying value. We considered the current and expected future economic and market conditions surrounding COVID-19 and concluded that it was not more likely than not that the goodwill associated with our reporting units were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to September 27, 2020. The remaining goodwill balances for PeopleScout RPO and PeopleScout MSP were $22.9 million and $9.7 million, respectively, as of September 27, 2020. Should actual results decline further or longer than we have currently estimated, the remaining goodwill balances may be further impaired. We will continue to closely monitor the operational performance of these reporting units.
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
Interim impairment test
With the decrease in demand for our services due to the economic impact caused by the response to COVID-19, we lowered our future expectations, which was the primary trigger of the impairment test as of the last day of our fiscal first quarter for certain of our acquired client relationships intangible assets. As a result of this impairment test, we recorded a non-cash impairment loss for our PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 27, 2020. The impairment charge for PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets was $25.0 million and $9.7 million, respectively. Considerable management judgment was necessary to determine key assumptions, including projected revenue of acquired clients and an appropriate discount rate of 12.0%. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to September 27, 2020. The remaining client relationship intangible asset balances related to assets impaired for PeopleScout RPO and PeopleManagement On-Site were $5.5 million and $7.6 million, respectively, as of September 27, 2020.
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

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim impairment test
We performed an interim impairment test of our indefinite-lived intangible assets as of the last day of our first fiscal quarter for 2020 and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized.
Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual indefinite-lived trade names impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our indefinite-lived trade names is less than the carrying value. We concluded that it was not more likely than not that the indefinite-lived intangible assets associated with our Staff Management and PeopleScout trade names were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to September 27, 2020.
NOTE 5:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our contingent and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.8% and 2.0% at September 27, 2020 and December 29, 2019, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 5 years as of September 27, 2020.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	September 27, 2020	December 29, 2019
Undiscounted workers’ compensation reserve	$272,467	$274,934
Less discount on workers’ compensation reserve	17,673	19,316
Workers’ compensation reserve, net of discount	254,794	255,618
Less current portion	65,860	73,020
Long-term portion	$188,934	$182,598
Payments made against self-insured claims were $40.6 million and $47.3 million for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 27, 2020 and December 29, 2019, the weighted average rate was 1.5% and 2.4%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims was $53.1 million and $45.3 million, and the corresponding gross receivable for the insurance on excess claims was $52.1 million and $45.3 million as of September 27, 2020 and December 29, 2019, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $14.4 million and $18.0 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended September 27, 2020 and September 29, 2019, respectively, and $38.0 million and $46.2 million or the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.

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
The amended credit agreement provides for a revolving line of credit of up to $300.0 million with an option, subject to lender approval, to increase the amount to $450.0 million. Included in the Revolving Credit Facility is a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit. At September 27, 2020, $1.5 million was drawn on the Revolving Credit Facility as a Swingline loan and $6.1 million was utilized by outstanding standby letters of credit, leaving $292.4 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant at this time making $138.5 million available for additional borrowings. At December 29, 2019, $37.1 million was drawn on the Revolving Credit Facility, which included a $17.1 million Swingline loan.
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
Under the terms of the Revolving Credit Facility, we are required to pay a variable rate of interest on funds borrowed under the Swingline loan based on the base rate plus applicable spread between 0.25% and 1.50%, as described above. At September 27, 2020, the applicable spread on the base rate was 1.50% and the base rate was 3.25%, resulting in an interest rate of 4.75%.
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
The following financial covenants, as defined in the Second Amendment, are in effect through the second quarter of 2021:
•Asset Coverage Ratio of greater than 1.00, defined as the ratio of 60% of accounts receivable to the difference of total debt outstanding and unrestricted cash in excess of $50 million. As of September 27, 2020, our asset coverage ratio was greater than 1.00 at 22.1.
•Liquidity greater than $150 million, defined as the sum of unrestricted cash and availability under the aggregate revolving commitments. As of September 27, 2020, our liquidity was greater than the $150 million at $320.6 million.
The following financial covenant, as defined in the Second Amendment, will be in effect for the first and second quarter of 2021:
•EBITDA, as defined in the amended credit agreement, greater than $12 million for the trailing three quarters ending Q1 2021 and greater than $15 million for the trailing four quarters ending Q2 2021.
The following financial covenants, as defined in the Second Amendment, will be in effect starting the third quarter of 2021 and thereafter:
•Consolidated leverage ratio greater than 4.00 for the third and fourth quarters of 2021 and greater than 3.00 thereafter, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the amended credit agreement.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense.
As of September 27, 2020, we were in compliance with all effective covenants related to the Revolving Credit Facility.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	September 27, 2020	December 29, 2019
Cash collateral held by workers’ compensation insurance carriers	$22,076	$22,256
Cash and cash equivalents held in Trust	18,543	23,681
Investments held in Trust	156,030	149,373
Letters of credit (1)	6,109	6,202
Surety bonds (2)	20,616	20,731
Total collateral commitments	$223,374	$222,243
(1)We have agreements with certain financial institutions to issue letters of credit as collateral.
(2)Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which are determined by each independent surety carrier. These fees do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days’ notice.
Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our financial statements reflect the probable loss that can be reasonably estimated. The amounts recorded are immaterial and resolution of those proceedings are not expected to have a material effect on our results of operations, financial condition or cash flows.

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:    SHAREHOLDERS’ EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Common stock shares
Beginning balance	36,052	40,058	38,593	40,054
Purchases and retirement of common stock	(627)	(1,115)	(3,557)	(1,505)
Net issuance under equity plans, including tax benefits	48	(11)	387	355
Stock-based compensation	(23)	—	27	28
Ending balance	35,450	38,932	35,450	38,932
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	430,525	629,022	639,210	606,087
Net income (loss)	8,795	26,676	(149,867)	54,358
Purchases and retirement of common stock (1)	—	(22,239)	(52,346)	(31,316)
Net issuance under equity plans, including tax benefits	(177)	19	(1,597)	(911)
Stock-based compensation	2,417	2,859	6,762	8,119
Change in accounting standard cumulative-effect adjustment (2)	—	—	(602)	—
Ending balance	441,560	636,337	441,560	636,337
Accumulated other comprehensive loss
Beginning balance, net of tax	(17,765)	(14,016)	(13,238)	(14,649)
Foreign currency translation adjustment	386	(1,657)	(4,141)	(1,024)
Ending balance, net of tax	(17,379)	(15,673)	(17,379)	(15,673)
Total shareholders’ equity ending balance	$424,182	$620,665	$424,182	$620,665
(1)Under applicable Washington State law, shares purchased are not displayed separately as treasury stock on our Consolidated Balance Sheets and are treated as authorized but unissued shares. It is our accounting policy to first record these purchases as a reduction to our common stock account. Once the common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our retained earnings. Furthermore, activity in our common stock account related to stock-based compensation is also recorded to retained earnings until such time as the reduction to retained earnings due to stock repurchases has been recovered.
(2)As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to retained earnings of $0.6 million in the first quarter of 2020.
Share repurchase plan

On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. We may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase program or otherwise. As of September 27, 2020, $66.7 million remains available for repurchase of common stock under the existing authorization. The second amendment to our credit agreement prohibits us from repurchasing shares until July 1, 2021.
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

Page - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final number of shares delivered upon settlement of the agreement was determined by the volume weighted average price of our shares over the term of the ASR agreement, less the agreed-upon discount. On July 2, 2020, we settled our ASR agreement resulting in the receipt of 626,948 additional shares from the third-party financial institution. The total number of shares delivered under the ASR agreement was 2,777,486 with a volume weighted average price over the term of the ASR agreement of $14.40.
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
Our effective tax rate for the thirty-nine weeks ended September 27, 2020 was 18.7%. The difference between the statutory federal income tax rate of 21% and our effective income tax rate results primarily from a non-deductible goodwill and intangible asset impairment charge and the impact of the CARES Act and the federal Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of stock-based compensation.
NOTE 10:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income (loss)	$8,795	$26,676	$(149,867)	$54,358

Weighted average number of common shares used in basic net income (loss) per common share	34,597	38,741	35,643	39,090
Dilutive effect of non-vested restricted stock	307	472	—	389
Weighted average number of common shares used in diluted net income (loss) per common share	34,904	39,213	35,643	39,479

Net income (loss) per common share:
Basic	$0.25	$0.69	$(4.20)	$1.39
Diluted	$0.25	$0.68	$(4.20)	$1.38

Anti-dilutive shares	595	220	1,006	245
NOTE 11:    SEGMENT INFORMATION
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

Page - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-site at the client’s facility, through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:
•On-Site: On-site management and recruitment for the contingent industrial workforce of manufacturing, warehouse, and distribution facilities; and
•Centerline: Recruitment and management of contingent and dedicated commercial drivers to the transportation and distribution industries.
Our PeopleScout reportable segment provides high-volume, permanent employee recruitment process outsourcing, employer branding services and management of outsourced labor service providers through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:
•PeopleScout RPO: Outsourced recruitment of permanent employees on behalf of clients and employer branding services; and
•PeopleScout MSP: Management of multiple third-party staffing vendors on behalf of clients.
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue from services (1):
Contingent staffing
PeopleReady	$293,546	$413,132	$801,991	$1,109,261
PeopleManagement	147,241	159,315	407,516	470,889
Human resource outsourcing
PeopleScout	33,743	64,346	118,219	197,589
Total company	$474,530	$636,793	$1,327,726	$1,777,739
(1)Inter-segment revenue is minimal.
The following table presents a reconciliation of segment profit to income (loss) before tax expense (benefit):

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Segment profit:
PeopleReady	$18,714	$30,878	$27,002	$64,143
PeopleManagement	4,574	3,381	6,063	9,815
PeopleScout	349	10,774	75	32,424
Total segment profit	23,637	45,033	33,140	106,382
Corporate unallocated	(5,968)	(5,769)	(16,106)	(16,680)
Work Opportunity Tax Credit processing fees	(174)	(240)	(309)	(720)
Acquisition/integration costs	—	(362)	—	(1,612)
Goodwill and intangible asset impairment charge	—	—	(175,189)	—
Other benefits (costs)	2,869	(727)	(1,558)	(2)
Depreciation and amortization	(7,652)	(8,749)	(24,002)	(28,528)
Income (loss) from operations	12,712	29,186	(184,024)	58,840
Interest and other income (expense), net	(174)	471	(323)	1,851
Income (loss) before tax expense (benefit)	$12,538	$29,657	$(184,347)	$60,691
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:    SUBSEQUENT EVENT
On October 1, 2020, we took possession of office space we are under contract to lease. The location requires construction and retrofitting before it will be available to serve as our Chicago Headquarters. The lease has a term of 15 years, commencing on April 1, 2021. As a result, we recorded a $29.5 million right-of-use asset and corresponding lease liability as of the date of possession.

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
The global economy and our business have been dramatically affected by the COVID-19 pandemic. We continue to monitor its impact on all aspects of our business. Throughout the pandemic, our business has remained open and we have continued to provide key services to essential businesses. However, the preventative measures and individual precautions taken to help curb the spread of COVID-19, and the resulting negative impact on the economy, continue to have a severe adverse impact on client demand for our services and our business results.
Our first priority, with regard to COVID-19, continues to be the safety, health and hygiene of our associates, employees, clients, suppliers and others with whom we partner in our business activities to continue our operations in this unprecedented environment. We implemented comprehensive measures across our businesses to keep our workers and clients healthy and safe, including adherence to guidance from the Centers for Disease Control and Prevention, World Health Organization, Occupational Safety and Health Administration and other key authorities.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

In response to the rapidly changing market conditions as a result of COVID-19, commencing in March 2020, we have taken actions to reduce our operating expenses while preserving the key strengths of our business to ensure we are prepared when business conditions improve. Additionally, in June 2020, we amended our credit agreement to further enhance our liquidity position and we have implemented initiatives to improve cash flow. Our cost management strategies are on track and continue to preserve our operating results and liquidity. At this time, we have ample liquidity to satisfy our cash needs. However, the long-term impacts of the pandemic are difficult to predict. Accordingly, we will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity.

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
Third quarter of 2020 highlights
Revenue from services
Total company revenue declined 25.5% to $474.5 million for the thirteen weeks ended September 27, 2020, compared to the same period in the prior year. The decline was due to a significant drop in client demand associated with government and societal actions taken to address COVID-19. In particular, the preventive measures and individual precautions taken to help curb the spread of COVID-19 had severe adverse impacts on our operations and business results. Many of our clients have been severely impacted by COVID-19 and have reduced their need for our staffing services, which has resulted in lower revenue. During the third quarter, we saw improving trends when compared to the second quarter of 2020 with year-over-year revenue declines of 25.5% compared to 39.0% in the second quarter. This steady improvement in the third quarter was broad-based across most of the industries and geographies we serve.
PeopleReady, our largest segment, experienced a revenue decline of 28.9%. PeopleManagement, our lowest margin segment, experienced a revenue decline of 7.6%. PeopleManagement supplies an outsourced workforce that involves multiyear, multi-million dollar on-site or driver relationships. These types of client engagements are often more resilient in an economic downturn. PeopleScout, our highest margin segment, experienced a revenue decline of 47.6%. PeopleScout has a large number of clients in the travel and leisure sectors which continue to be significantly impacted by COVID-19.
Gross profit margin
Total company gross profit as a percentage of revenue for the thirteen weeks ended September 27, 2020, decreased by 300 basis points to 23.3%, compared to 26.3% for the same period in the prior year. Our staffing businesses contributed 230 basis points of the decline due to 180 basis points from pressure on our bill and pay rates and the remainder primarily due to client mix. The bill and pay rate pressure was caused by higher pay rates to entice associates to take work assignments given COVID-19 health concerns and additional federal unemployment benefits. As with prior recessions, our ability to pass through higher costs plus our standard markup in our bill rates was hampered due to a variety of economic factors negatively impacting our client’s businesses. Our PeopleScout business contributed approximately 70 basis points to the decline primarily due to client mix and reduced volumes.
Selling, general and administrative expense (“SG&A”)
Total company SG&A expense decreased by $40.0 million to $90.1 million, or 19.0% of revenue for the thirteen weeks ended September 27, 2020, compared to $129.8 million, or 20.4% of revenue for the same period in the prior year. The decrease in SG&A expense is primarily due to comprehensive actions we put in place beginning in March 2020 to dramatically reduce costs in response to rapidly changing market conditions due to COVID-19. The actions we took reduced SG&A expense by 30.6% for the thirteen weeks ended September 27, 2020, compared to the same period in the prior year. We have taken steps to reduce SG&A expense while preserving the key strengths of our business to ensure we are prepared when business conditions improve. The decrease in SG&A expense benefited from $4.1 million of employee retention credits made available under the Canada Emergency Wage Subsidy for Canadian employees and the Australian JobKeeper subsidy for Australian employees during the thirteen weeks ended September 27, 2020. We will continue to monitor and manage our SG&A expense in line with our cost reduction plans.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income from operations
Total company income from operations was $12.7 million for the thirteen weeks ended September 27, 2020, compared to $29.2 million for the same period in the prior year. The decrease in income from operations was primarily due to the significant drop in client demand associated with government and societal actions taken to address COVID-19. The significant drop in demand, increased price sensitivity, increased contingent worker wages and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our operations and business results. The declines were partially offset by the decisive and comprehensive cuts to SG&A expense in line with management’s plans to preserve the key strengths of our business.
Net income
Net income was $8.8 million, or $0.25 per diluted share for the thirteen weeks ended September 27, 2020, compared to $26.7 million, or $0.68 per diluted share for the same period in the prior year. Net income includes income tax expense of $3.7 million resulting from an effective tax rate of 29.9%, compared to 10.1% for the same period in the prior year. Our effective tax rate was lower in the prior year as a result of a greater benefit from the federal Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates.
Additional highlights
We are focused on capital management as a top priority. In response to the rapidly changing market conditions as a result of COVID-19, we have taken swift action to reduce operating costs and other cash outflows to preserve capital to fund working capital needs. Additionally, on March 16, 2020, we amended our credit agreement which extended the maturity of the revolving credit facility established thereunder (“Revolving Credit Facility”) to March 16, 2025. On June 24, 2020, we further amended our revolving credit agreement, which modified terms of our financial covenants as well as certain other provisions. Under the amended credit agreement, we have the option, subject to lender approval, to increase the Revolving Credit Facility to $450.0 million. As of September 27, 2020, we are in a strong financial position with cash and cash equivalents of $28.2 million, total debt outstanding of $1.5 million and $138.5 million available under the most restrictive covenant of our Revolving Credit Facility at this time for total liquidity of $167.0 million.
RESULTS OF OPERATIONS
Total company results

The global economy and our business have been dramatically affected by the COVID-19 pandemic. We continue to monitor its impact on all aspects of our business. Throughout the pandemic, our business has remained open and we have continued to provide key services to essential businesses. However, the preventative measures and individual precautions taken to help curb the spread of COVID-19 and the resulting negative impact on the economy, continue to have a severe adverse impact on client demand for our services and our business results.

Our first priority, with regard to COVID-19, has been to ensure the safety, health and hygiene of our associates, employees, clients, suppliers and others with whom we partner in our business activities to continue our operations in this unprecedented environment. We implemented comprehensive measures across our businesses to keep our workers and clients healthy and safe, including adherence to guidance from the Centers for Disease Control and Prevention, World Health Organization, Occupational Safety and Health Administration and other key authorities. We formed a specialized task force tracking the most up-to-date developments and safety standards, and created an internal information hub with safety protocols, dashboards, FAQs, and daily reporting by location on the COVID-19 impact. In addition to posting TrueBlue’s action plan on our external websites, we are actively sharing information on how companies and workers can protect themselves via ongoing emails, social outreach, webinars and other digital communications. We are fully leveraging our JobStackTM app to help companies and workers connect safely through a digital environment, and are rolling out a new virtual onboarding capability to minimize in-person branch visits. We are also leveraging our AffinixTM technology to enable companies to connect with permanent talent through virtual hiring and sourcing. Working closely with clients to enforce safety standards, we are supporting efforts in providing masks for associates, hand sanitizer, workplace disinfecting, social distancing, and infrared temperature checks. We instruct our workers to stay home if they are not feeling well or have been exposed to COVID-19. Immediate notification and self-quarantine protocols are in place if a staff member, associate or client’s employee is exposed to COVID-19, and our Field Safety Specialists closely evaluate any assignments related to clean-up of potentially infectious job sites. To ensure business continuity and support for clients who need workers for essential services, we established a Centralized Branch Support Center and are ready to implement Regional Command Centers as needed to serve as backup for our 600+ branches. Our branches follow strict sanitation and social distancing guidelines. In addition, across the TrueBlue organization, we suspended all

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

international travel and restricted nonessential domestic travel for our employees and are providing remote work capabilities for our Tacoma and Chicago support centers as well as other locations.

In response to the rapidly changing market conditions as a result of COVID-19, we have taken steps to reduce SG&A expense and other cash outflows. We continue to monitor this evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. There may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, it is difficult to estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will continue to have a material adverse impact on our future revenue, overall profitability and liquidity. For additional discussion on the uncertainties and business risks associated with COVID-19, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The following table presents selected financial data:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages and per share data)	Sep 27, 2020	% of revenue	Sep 29, 2019	% of revenue	Sep 27, 2020	% of revenue	Sep 29, 2019	% of revenue
Revenue from services	$474,530		$636,793		$1,327,726		$1,777,739
Total revenue growth (decline) %	(25.5)%		(6.4)%		(25.3)%		(3.9)%

Gross profit	$110,464	23.3%	$167,735	26.3%	$319,848	24.1%	$471,113	26.5%
Selling, general and administrative expense	90,100	19.0%	129,800	20.4%	304,681	22.9%	383,745	21.6%
Depreciation and amortization	7,652	1.6%	8,749	1.4%	24,002	1.8%	28,528	1.6%
Goodwill and intangible asset impairment charge	—		—		175,189		—
Income (loss) from operations	12,712	2.7%	29,186	4.6%	(184,024)	(13.9)%	58,840	3.3%
Interest and other income (expense), net	(174)		471		(323)		1,851
Income (loss) before tax expense (benefit)	12,538		29,657		(184,347)		60,691
Income tax expense (benefit)	3,743		2,981		(34,480)		6,333
Net income (loss)	$8,795	1.9%	$26,676	4.2%	$(149,867)	(11.3)%	$54,358	3.1%

Net income (loss) per diluted share	$0.25		$0.68		$(4.20)		$1.38
We report our business as three reportable segments described below and in Note 11: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.
•PeopleReady provides access to reliable workers in the United States, Canada and Puerto Rico through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people to work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, hospitality, and others. As of December 29, 2019, we had a network of 614 branches across all 50 states, Canada and Puerto Rico. Complementing our branch network is our mobile application, JobStack, which connects workers with jobs, creates a virtual exchange between our workers and clients, and allows our branch resources to expand their recruiting and sales efforts and service delivery. JobStack is helping to competitively differentiate our services, expand our reach into new demographics, and improve both service delivery and work order fill rates as we lead our business into a digital future.
•PeopleManagement predominantly provides a wide range of on-site contingent staffing and workforce management solutions to larger multi-site manufacturing, distribution and fulfillment clients. In comparison with PeopleReady, services are larger in scale, longer in duration, and dedicated service teams are located at the client’s facility. Effective December 30, 2019 (first day of our 2020 fiscal year), we combined our two on-site contingent industrial workforce operating segments, Staff Management | SMX and SIMOS Insourcing Solutions (“SIMOS”) into one operating segment titled “On-Site,” which continues to be reported under PeopleManagement. On-Site includes our branded service offerings for hourly (Staff Management | SMX) and productivity-based (SIMOS) industrial staffing solutions serving the same industries and similar clients. PeopleManagement also includes Centerline Drivers (“Centerline”), which specializes in dedicated and contingent commercial truck drivers to the transportation and distribution industries. Despite the recession, year-to-date new client wins exceeded new client wins in the comparable prior-year period primarily due to increased investment in sales. We will continue making investments in sales resources to expand into under-penetrated geographic markets as well as programs to support client and associate care and retention.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

•PeopleScout provides recruitment process outsourcing of end-to-end talent acquisition services from candidate sourcing and engagement through the onboarding of employees as well as employer branding services. Our solution is highly scalable and flexible, which allows for the outsourcing of all or a subset of skill categories across a series of recruitment, hiring and onboarding steps. Our solution delivers improved talent quality and candidate experience, faster hiring, increased scalability, lower cost of recruitment, greater flexibility, and increased compliance. Our clients outsource the recruitment process to PeopleScout in all major industries and jobs. We leverage our proprietary technology platform (Affinix) for sourcing, screening and delivering a permanent workforce, along with dedicated service delivery teams to work as an integrated partner with our clients. Affinix uses artificial intelligence and machine learning to search the web and source candidates, which means we can create the first slate of candidates for a job posting within minutes rather than days.
Our PeopleScout reportable segment also includes a managed service provider business, which provides clients with improved quality and cost management of their contingent labor vendors.
Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended					Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2020	Growth (decline) %	Segment % of total	Sep 29, 2019	Segment % of total	Sep 27, 2020	Growth (decline) %	Segment % of total	Sep 29, 2019	Segment % of total
Revenue from services:
PeopleReady	$293,546	(28.9)%	61.9%	$413,132	64.9%	$801,991	(27.7)%	60.4%	$1,109,261	62.4%
PeopleManagement	147,241	(7.6)	31.0	159,315	25.0	407,516	(13.5)	30.7	470,889	26.5
PeopleScout	33,743	(47.6)	7.1	64,346	10.1	118,219	(40.2)	8.9	197,589	11.1
Total company	$474,530	(25.5)%	100.0%	$636,793	100.0%	$1,327,726	(25.3)%	100.0%	$1,777,739	100.0%
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
Total company revenue declined 25.5% to $474.5 million and 25.3% to $1,327.7 million for the thirteen and thirty-nine weeks ended September 27, 2020, compared to the same periods in the prior years, respectively. The decline was due to a significant drop in client demand associated with government and societal actions taken to address COVID-19. In particular, the outbreak and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our operations and business results. Many of our clients have been severely impacted by COVID-19 and have reduced their need for our staffing services, which has resulted in lower revenue. During the third quarter, we saw improving trends when compared to the second quarter of 2020 with year-over-year revenue declines of 25.5% compared to 39.0% in the second quarter. This improvement in the third quarter was broad-based across most of the industries and geographies we serve.
PeopleReady
PeopleReady revenue declined to $293.5 million for the thirteen weeks ended September 27, 2020, a 28.9% decrease compared to the same period in the prior year, and declined to $802.0 million for the thirty-nine weeks ended September 27, 2020, a 27.7% decrease compared to the same period in the prior year. The decline was due to a significant drop in client demand associated with government and societal actions taken to address the impact of COVID-19. In particular, the outbreak and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our operations and business results. Many of the clients we serve have been severely impacted by COVID-19 and have reduced their need for our staffing services, which has resulted in lower revenue. PeopleReady has experienced a moderate improvement in revenue trends in the third quarter of 2020, compared to the second quarter of 2020 with year-over-year revenue declines in the third quarter of 28.9% compared to 43.4% in the second quarter. The improvement was broad-based across most geographies and industries, driven primarily by the construction, manufacturing, services and transportation industries.
We believe the year-over-year decline was moderated by the use of our industry-leading JobStack mobile application that digitally connects workers with jobs. During the third quarter of 2020, PeopleReady dispatched approximately 726,000 shifts via JobStack and achieved a digital fill rate of 51%. JobStack has approximately 26,100 client users as of the third quarter of

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

2020, or an increase of 37% compared to the same period in the prior year. JobStack is helping us safely connect people with work during this time of crisis.
PeopleManagement
PeopleManagement revenue declined to $147.2 million for the thirteen weeks ended September 27, 2020, a 7.6% decrease compared to the same period in the prior year, and declined to $407.5 million for the thirty-nine weeks ended September 27, 2020, a 13.5% decrease compared to the same period in the prior year. Many of the clients we serve have been impacted by COVID-19 and have reduced their need for our staffing services, which has resulted in lower revenue. PeopleManagement has experienced improving revenue trends during the third quarter of 2020, compared to the second quarter of 2020, primarily driven by the fact that PeopleManagement supplies an outsourced workforce that involves multiyear, multi-million dollar on-site or driver relationships. These types of client engagements are often more resilient in an economic downturn. Year-over-year, revenue declined 7.6% in the third quarter of 2020 compared to 22.7% in the second quarter of 2020.
PeopleScout
PeopleScout revenue declined to $33.7 million for the thirteen weeks ended September 27, 2020, a 47.6% decrease compared to the same period in the prior year, and declined to $118.2 million for the thirty-nine weeks ended September 27, 2020, a 40.2% decrease compared to the same period in the prior year. The revenue decline was primarily due to less demand from existing clients resulting from the economic disruption caused by the impact of COVID-19. PeopleScout clients in the travel and leisure industries were especially impacted. These clients, which represented approximately 25% and 30% of the client mix for the thirteen and thirty-nine weeks ended September 29, 2019, respectively, were disproportionately impacted which resulted in a 74% and 63% decrease in revenue, respectively, compared to the same periods in the prior year. The revenue decline also includes the impact of reduced project-based recruiting volumes at a large industrial client, which declined throughout 2019 due to the client’s adverse business conditions resulting in no order volume after the third quarter of 2019.
Gross profit
Gross profit was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
Gross profit	$110,464	$167,735	$319,848	$471,113
Percentage of revenue	23.3%	26.3%	24.1%	26.5%
Gross profit as a percentage of revenue declined to 23.3%, or 300 basis points for the thirteen weeks ended September 27, 2020, compared to 26.3% for the same period in the prior year. Our staffing businesses contributed 230 basis points to the decline due to 180 basis points from pressure on our bill and pay rates and the remainder primarily due to client mix. The bill and pay rate pressure was caused by higher pay rates to entice associates to take work assignments given COVID-19 health concerns and additional federal unemployment benefits. As with prior recessions, our ability to pass through higher costs plus our standard markup in our bill rates was hampered due to a variety of economic factors negatively impacting our clients’ businesses. Our PeopleScout business contributed approximately 70 basis points to the decline primarily due to client mix and reduced volumes.
Gross profit as a percentage of revenue declined to 24.1%, or 240 basis points for the thirty-nine weeks ended September 27, 2020, compared to 26.5% for the same period in the prior year.
•Our PeopleScout business contributed approximately 130 basis points to the decline partially due to 30 basis points of severance and the remaining decline from the continued impact of lower volume due to the rapid revenue decline caused by the disruption of COVID-19, which outpaced the reductions to our service delivery team and client mix.
•Our staffing businesses contributed 110 basis points to the decline primarily due to 130 basis points resulting from bill and pay rate pressure caused by higher pay rates to entice associates to take work assignments given COVID-19 health concerns and additional federal unemployment benefits. As with prior recessions, our ability to pass through higher costs plus our standard markup in our bill rates was hampered due to a variety of economic factors negatively impacting our clients’ businesses. The decline from our staffing business also includes a decline of 30 basis points due to additional insurance coverage associated with former workers’ compensation carriers in liquidation in the prior year. These declines were partially offset by a benefit of 50 basis points from a reduction in estimated costs to comply with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which were accrued in prior fiscal years. We do not expect the benefit from lower affordable health care costs to reoccur.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

We continue to actively manage workers’ compensation cost through the safety of our contingent workers with our safety programs, and actively control costs with our network of service providers. We had favorable adjustments to our workers’ compensation liabilities of $5.4 million or 1.1% of revenue for the thirteen weeks ended September 27, 2020, compared to $7.9 million, or 1.2% of revenue for the same period in the prior year. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs. For additional discussion regarding our workers’ compensation liability, see the “Workers’ compensation insurance, collateral and claims reserves” section within Liquidity and Capital Resources.
Selling, general and administrative expense
SG&A expense was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
Selling, general and administrative expense	$90,100	$129,800	$304,681	$383,745
Percentage of revenue	19.0%	20.4%	22.9%	21.6%
Total company SG&A expense decreased by $39.7 million, or 30.6% and $79.1 million, or 20.6% for the thirteen and thirty-nine weeks ended September 27, 2020, compared to the same periods in the prior year, respectively. The decrease in SG&A expense was primarily due to comprehensive actions we put in place in March 2020 to dramatically reduce costs in response to rapidly changing market conditions due to COVID-19. We believe we have taken steps to reduce SG&A expense while preserving the key strengths of our business to ensure we are prepared for the time when business conditions improve. The decrease in SG&A expense included $4.1 million and $7.2 million in employee retention credits made available under the Canada Emergency Wage Subsidy for Canadian employees and the Australian JobKeeper subsidy for Australian employees during the thirteen and thirty-nine weeks ended September 27, 2020, respectively. These reductions were partially offset by $8.9 million in workforce reduction costs recorded in the thirty-nine weeks ended September 27, 2020, compared to $0.5 million for the same period in the prior year. We will continue to monitor and manage our SG&A expense in line with our cost reduction plans.
Depreciation and amortization
Depreciation and amortization was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
Depreciation and amortization	$7,652	$8,749	$24,002	$28,528
Percentage of revenue	1.6%	1.4%	1.8%	1.6%
Depreciation and amortization decreased primarily due to the impairment to our acquired client relationships intangible assets of $34.7 million in the first quarter of 2020 and several intangible assets that were fully amortized in the second half of 2019, which resulted in a decline in amortization expense for the thirteen and thirty-nine weeks ended September 27, 2020.
Goodwill and intangible asset impairment charge
Goodwill and intangible asset impairment charge were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
Goodwill and intangible asset impairment charge	$—	$—	$175,189	$—
A summary of the goodwill and intangible asset impairment charge by reportable segment is as follows:

(in thousands)	PeopleManagement	PeopleScout	Total company
Goodwill	$45,901	$94,588	$140,489
Client relationships	9,700	25,000	34,700
Total	$55,601	$119,588	$175,189
We experienced a significant decline in our stock price during the first quarter of 2020. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

capitalization reflected the expected continued weakness in pricing and demand for our services in an uncertain economic climate that was further impacted in March 2020 by COVID-19, which created a sudden global economic shock. Most industries we serve were impacted by a significant decrease in demand for their products and services and, as a result, we experienced a significant drop in client demand associated with government and societal actions taken to address COVID-19. We experienced significant decreases to our revenues and corresponding operating results due to weakness in pricing and demand for our services during the severe economic downturn. While demand is expected to recover in the future, the rate of recovery will vary by geography and industry depending on the economic impact caused by COVID-19 and the rate at which infections decline to a contained level.
As a result of our interim impairment test in the first quarter of 2020, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million. The total goodwill carrying value of $45.9 million for PeopleManagement On-Site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively. The remaining goodwill balances for PeopleScout RPO and PeopleScout MSP were $22.9 million and $9.7 million, respectively, as of September 27, 2020.
With the decrease in demand for our services due to the economic impact caused by COVID-19, we lowered our future expectations, which was the primary trigger of an impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units of $34.7 million in the first quarter of 2020. The impairment charge for PeopleScout RPO and PeopleManagement On-Site reporting units was $25.0 million and $9.7 million, respectively. The remaining client relationship intangible asset balances related to assets impaired for PeopleScout RPO and PeopleManagement On-Site were $5.5 million and $7.6 million, respectively, as of September 27, 2020.
Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
Income tax expense (benefit)	$3,743	$2,981	$(34,480)	$6,333
Effective income tax rate	29.9%	10.1%	18.7%	10.4%
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

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2020%		Sep 29, 2019%		Sep 27, 2020%		Sep 29, 2019%
Income (loss) before tax expense (benefit)	$12,538		$29,657		$(184,347)		$60,691

Federal income tax expense (benefit) at statutory rate	$2,633	21.0%	$6,230	21.0%	$(38,713)	21.0%	$12,747	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	631	5.0	1,428	4.8	(9,321)	5.1	2,922	4.8
Goodwill and intangible asset impairment impact	—	—	—	—	21,849	(11.9)	—	—
CARES Act impact	657	5.2	—	—	(5,041)	2.7	—	—
Hiring credits, net	(866)	(6.9)	(4,792)	(16.2)	(4,848)	2.6	(10,298)	(17.0)
Other non-deductible/non-taxable items	688	5.6	115	0.5	1,594	(0.8)	962	1.6
Income tax expense (benefit)	$3,743	29.9%	$2,981	10.1%	$(34,480)	18.7%	$6,333	10.4%
Significant fluctuations in our effective rate are primarily due to the non-deductible goodwill and intangible asset impairment charge, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the WOTC hiring credits. Other differences between the statutory federal income tax rate result from state and foreign income taxes and certain other non-deductible and non-taxable items.
The non-cash impairment loss of $175.2 million, recorded in the first quarter of 2020, includes $84.7 million (tax effected $21.8 million) related to reporting units from stock acquisitions and accordingly are not deductible for tax purposes. The remaining impairment loss of $90.5 million (tax effected $23.3 million) related to reporting units from asset acquisitions and accordingly are deductible for tax purposes.

On March 27, 2020, the CARES Act was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of COVID-19. Among other things, the CARES Act provides certain changes to tax laws, including the ability to carry back current year losses to obtain refunds related to prior year tax returns with a higher federal tax rate of 35%. The net operating loss carry back benefit will vary depending on estimated results for the current fiscal year.
WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. WOTC is generally calculated as a percentage of wages over a twelve-month period up to worker maximums by targeted groups. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted groups; 2) the targeted groups are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize additional prior year hiring credits if credits in excess of original estimates have been certified by government offices. WOTC is due to expire at the end of 2020.
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

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
Revenue from services	$293,546	$413,132	$801,991	$1,109,261
Segment profit	18,714	30,878	27,002	64,143
Percentage of revenue	6.4%	7.5%	3.4%	5.8%
PeopleReady segment profit declined $12.2 million and $37.1 million for the thirteen and thirty-nine weeks ended September 27, 2020, compared to the same periods in the prior year, respectively. PeopleReady experienced a segment profit decline primarily due to the significant drop in client demand associated with government and societal actions taken to address COVID-19. The significant drop in demand, as well as increased price sensitivity, increased contingent worker wages and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our operations and business results. The declines were partially offset by the decisive and comprehensive cuts to SG&A expense in line with management’s plans to preserve the key strengths of our business.
We believe these declines were also partially offset by the strategic use of our industry-leading JobStack mobile application that digitally connects workers with jobs. JobStack is helping us safely connect people with work during this time of crisis.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
Revenue from services	$147,241	$159,315	$407,516	$470,889
Segment profit	4,574	3,381	6,063	9,815
Percentage of revenue	3.1%	2.1%	1.5%	2.1%
PeopleManagement segment profit grew $1.2 million for the thirteen weeks ended September 27, 2020, compared to the same period in the prior year. The growth was primarily due to cost reductions outpacing revenue declines primarily due to less demand from existing clients resulting from economic disruption caused by COVID-19.
PeopleManagement segment profit declined $3.8 million for the thirty-nine weeks ended September 27, 2020, compared to the same period in the prior year. The decline was primarily due to a significant drop in demand from our clients associated with government and societal actions taken to address COVID-19. The drop in demand, as well as increased price sensitivity, higher pay rates necessary to attract employees given the availability of federal unemployment benefits, and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our segment profit and our segment profit as a percent of revenue. The decline in revenue was partially offset by the decisive and comprehensive cuts to SG&A expense in line with management’s plans to preserve the key strengths of our business.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2020	Sep 29, 2019	Sep 27, 2020	Sep 29, 2019
Revenue from services	$33,743	$64,346	$118,219	$197,589
Segment profit	349	10,774	75	32,424
Percentage of revenue	1.0%	16.7%	0.1%	16.4%
PeopleScout segment profit declined $10.4 million and $32.3 million for the thirteen and thirty-nine weeks ended September 27, 2020, compared to the same periods in the prior year, respectively. The decline in segment profit was primarily due to a decline in demand. The decline in demand was primarily due to less demand from existing clients resulting from the economic disruption caused by COVID-19. PeopleScout clients in the travel and leisure industries were especially impacted. These clients, which represented approximately 25% and 30% of the client mix for the thirteen and thirty-nine weeks ended September 29, 2019, respectively, were adversely impacted which resulted in a 74% and 63% decrease in revenue, respectively, compared to the same periods in the prior year. Due to the decline in revenue, we took actions to reduce the cost of our service delivery which lagged the rapid revenue decline caused by the disruption of COVID-19 and negatively impacted our segment profit and our segment profit as a percent of revenue. The decline in revenue was partially offset by our cost reduction programs, which have reduced our SG&A expense in line with our plans.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUTURE OUTLOOK

The global economy and our business have been dramatically affected by COVID-19. To date, COVID-19 has surfaced all around the world and resulted in country-level quarantines, global travel restrictions and broad-based economic slowdowns. There are no reliable estimates of how long the pandemic will last or how many people will be affected by it. For that reason, it is difficult to predict the short- and long-term impacts of the pandemic on our business at this time. Due to the uncertainty surrounding COVID-19 and its impact on the business environment, we have limited visibility into our financial condition, results of operations or cash flows in the future. However, we are providing the following future outlook for the fourth quarter.

Operating outlook
•We anticipate gross margin to decline between 250 to 190 basis points in the fourth quarter of 2020 and 270 to 210 basis points for fiscal 2020, compared to the same periods in the prior year. This improvement from a decline of 300 basis points in the third quarter of 2020, compared to the same period in the prior year, is primarily due to improving volume and client mix. The improvement is expected to be driven by the anniversary in the third quarter of the loss of a highly profitable PeopleScout industrial client, which declined throughout 2019 with no order volume in the fourth quarter of 2019, and less recruiting staff in our PeopleScout business given current revenue volume.
•We have taken steps to reduce our operating cost structure and other cash outflows to preserve capital to fund working capital needs. These actions will have the effect of reducing our operating expenses by $23 million to $27 million in the fourth quarter of 2020 and $102 million to $106 million for fiscal 2020, compared to the same periods in the prior year, while preserving the key strengths of our business to ensure we are prepared when business conditions improve. As the demand environment begins to improve, we will begin to slowly and thoughtfully bring back some spending that will be critical for the long-term health and sustainability of our business.
Liquidity outlook
•Capital expenditures for the fourth quarter of 2020 will be approximately $11 million. This includes $4 million of build out costs planned for our Chicago headquarters that will be reimbursed by our landlord. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in online and mobile applications to improve access to workers and candidates, as well as improve the speed and ease of connecting our clients and workers for our staffing businesses, and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find contingent workers and connect them with work. Examples include our JobStack mobile application in our PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business.
•We expect our Revolving Credit Facility and strong financial position to provide ample liquidity. At September 27, 2020, $1.5 million was drawn on the Revolving Credit Facility leaving $292.4 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant at this time making $138.5 million available for additional borrowings. We have an option to increase the total line of credit amount to $450.0 million, subject to bank approval. As of September 27, 2020, we had cash and cash equivalents of $28.2 million and total debt of $1.5 million due to strong capital management practices.
•We had a significant reduction in our accounts receivable balance of $55.4 million for the thirty-nine weeks ended September 29, 2019 due to lower revenue caused from a decline in demand for our services from COVID-19. This has been a substantial source of cash in 2020, but will become a cash use as revenue recovers in future periods and we fund increasing accounts receivable.
•Under the CARES Act, we are allowed to delay payments for the employer portion of social security taxes (6.2% of taxable wages) incurred during March 27, 2020 to December 31, 2020, for both our temporary associates and permanent employees. Half of the deferred amount is due by December 31, 2021, and the remaining amount by December 31, 2022. As of September 27, 2020, we deferred $36.3 million of our employer portion of social security taxes. We expect to defer $18 million to $20 million of employer payroll taxes in the fourth quarter of 2020.

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY

	Thirty-nine weeks ended
(in thousands)	Sep 27, 2020	Sep 29, 2019
Net income (loss)	$(149,867)	$54,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,002	28,528
Goodwill and intangible asset impairment charge	175,189	—
Provision for doubtful accounts	6,582	5,997
Non-cash lease expense, net of changes in operating lease liabilities	(295)	(210)
Stock-based compensation	6,762	8,119
Deferred income taxes	(25,955)	1,058
Other operating activities	1,944	(1,701)
Changes in operating assets and liabilities:
Accounts receivable	55,408	(17,616)
Accounts payable and other accrued expenses	(12,723)	(6,970)
Accrued wages and benefits	(7,395)	(141)
Income tax receivable	(4,928)	(3,982)
Other assets	(2,646)	(9,449)
Workers’ compensation claims reserve	(824)	(7,176)
Deferred employer payroll taxes	36,312	—
Other liabilities	(2,798)	1,723
Net cash provided by operating activities	$98,768	$52,538
Cash flows from operating activities
Net cash provided by operating activities increased to $98.8 million for the thirty-nine weeks ended September 27, 2020, compared to $52.5 million for the same period in the prior year.
Changes to adjustments to reconcile net loss to net cash provided by operating activities for the thirty-nine weeks ended September 27, 2020 were primarily due to:
•Depreciation and amortization decreased primarily due to the impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units of $34.7 million in the first quarter of 2020, and several intangible assets that were fully amortized in the second half of 2019.
•Net loss for the thirty-nine weeks ended September 27, 2020 includes a non-cash goodwill and intangible asset impairment charge of $175.2 million ($151.9 million after tax). The charge was a result of the adverse impact on expected future cash flows related to the current state of the economy and the impact of COVID-19. The charge does not impact the company’s current cash, liquidity, or banking covenants.
•The provision for doubtful accounts increased primarily due to specific reserves for clients significantly impacted by the COVID-19 pandemic. Bad debt expense as a percent of revenue increased to 0.5% for the thirty-nine weeks ended September 27, 2020, from 0.3% for the same period in the prior year.
•Deferred tax assets increased primarily due to $23.3 million of discrete tax benefit resulting from goodwill and intangible asset impairments. Impairment losses related to goodwill and intangible assets acquired in an asset acquisition are deductible for tax purposes.
•Other operating activities increased primarily due to $0.3 million in unrealized losses on deferred compensation assets due to overall declines in global equity investments for the thirty-nine weeks ended September 27, 2020, as compared to a $3.1 million gain for the same period in the prior year as equity markets strengthened.
Changes to operating assets and liabilities for the thirty-nine weeks ended September 27, 2020 were primarily due to:
•Cash provided by accounts receivable of $55.4 million was due to lower revenue from a decline in demand for our services and a seasonal revenue decline from the fourth quarter of 2019, resulting in a significant decrease in accounts

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

receivable. This decrease was partially offset by an increase in our days sales outstanding by 1.0 day during the thirty-nine weeks ended September 27, 2020, caused by a mix of clients with longer payment terms and payment delays from certain clients that have been negatively impacted by COVID-19.
•Cash used for accounts payable and accrued expenses of $12.7 million was primarily due to cost control programs, decline in customer rebates, seasonal patterns and timing of payments. The cost control programs were implemented in response to the economic impact of COVID-19. Customer rebate accruals have declined significantly due to clients not meeting rebate volume thresholds as a result of the impact COVID-19 has had on their businesses. The decline was also due to seasonal patterns, as our business experiences seasonal fluctuations for contingent staffing services.
•Cash used for accrued wages and benefits of $7.4 million was primarily due to our actions to reduce our operating cost structure by initiating salary and selected benefit cuts in April 2020 in response to the economic impact of COVID-19.
•Generally, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services decline, as is the case in the current and prior year. Our worker safety programs have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in each period. Continued favorable adjustments to our workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.
•Deferred employer payroll taxes represent employer payroll tax payments that were deferred as of September 27, 2020, as allowed under the CARES Act. The CARES Act allows employers to defer the payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. Half of the deferred amount is due by December 31, 2021, and the remaining amount by December 31, 2022.
Cash flows from investing activities

	Thirty-nine weeks ended
(in thousands)	Sep 27, 2020	Sep 29, 2019
Capital expenditures	$(16,244)	$(18,297)
Purchases and sales of restricted investments	(7,235)	6,379
Net cash used in investing activities	$(23,479)	$(11,703)
Net cash used in investing activities was $23.5 million for the thirty-nine weeks ended September 27, 2020, compared to $11.7 million for the same period in the prior year.
Capital expenditures are primarily due to our increased investment in software technology. We remain committed to technological innovation to transform our business for a digital future that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile applications to improve access to workers and candidates, as well as improve the speed and ease of connecting our clients and workers for our staffing businesses, and candidates for our recruitment process outsourcing business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find contingent workers and connect them with work. Examples include our JobStack mobile application in our PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business.

Restricted investments consist of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs, as well as collateral to support the deferred compensation plan. Lower collateral requirements from our workers’ compensation insurance providers were more than offset by an acceleration of collateral funding for the thirty-nine weeks ended September 27, 2020.
Cash flows from financing activities

	Thirty-nine weeks ended
(in thousands)	Sep 27, 2020	Sep 29, 2019
Purchases and retirement of common stock	$(52,346)	$(31,316)
Net proceeds from employee stock purchase plans	734	1,023
Common stock repurchases for taxes upon vesting of restricted stock	(2,331)	(1,934)
Net change in revolving credit facility	(35,600)	(36,200)
Other	(1,436)	(203)
Net cash used in financing activities	$(90,979)	$(68,630)

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net cash used in financing activities was $91.0 million for the thirty-nine weeks ended September 27, 2020, compared to $68.6 million for the same period in the prior year.
During the thirty-nine weeks ended September 27, 2020, we repurchased $40.0 million of our common stock under an accelerated share repurchase program and $12.4 million of our common stock in the open market, including commissions, for a total of $52.4 million of common stock. These transactions were initiated prior to the medical community’s acknowledgment of the expected severity of the impact COVID-19 would have on the United States. As of September 27, 2020, $66.7 million remains available for repurchase of common stock under existing authorizations. The second amendment to our credit agreement prohibits us from repurchasing shares until July 1, 2021. See Note 8: Shareholders’ Equity, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our share repurchase program.
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
The following financial covenants, as defined in the Second Amendment, are currently in effect through the second quarter of 2021:
•Asset Coverage Ratio of greater than 1.00, defined as the ratio of 60% of accounts receivable to the difference of total debt outstanding and unrestricted cash in excess of $50 million. As of September 27, 2020, our asset coverage ratio was 22.1.
•Liquidity greater than $150 million, defined as the sum of unrestricted cash and availability under the aggregate revolving commitments. As of September 27, 2020, our liquidity was $320.6 million.
The following financial covenant, as defined in the Second Amendment, will be in effect for the first and second quarter of 2021:
•EBITDA, as defined in the amended credit agreement, greater than $12 million for the trailing three quarters ending Q1 2021 and greater than $15 million for the trailing four quarters ending Q2 2021. As of September 27, 2020, EBITDA for the trailing three and four quarters was $24.8 million and $46.1 million, respectively.
The following financial covenants, as defined in the Second Amendment, will be in effect starting the third quarter of 2021 and thereafter:
•Consolidated leverage ratio greater than 4.00 for the third and fourth quarters of 2021 and greater than 3.00 thereafter, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the amended credit agreement.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense.
See Note 6: Long-Term Debt, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our Revolving Credit Facility.
Restricted cash and investments
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’

Page - 32

MANAGEMENT’S DISCUSSION AND ANALYSIS

compensation programs require us to collateralize a portion of our workers’ compensation obligation. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. At September 27, 2020, we had restricted cash and investments totaling $229.8 million. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). See Note 3: Restricted Cash and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our restricted cash and investments.
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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	Sep 27, 2020	Dec 29, 2019
Cash collateral held by workers’ compensation insurance carriers	$22,076	$22,256
Cash and cash equivalents held in Trust	18,543	23,681
Investments held in Trust	156,030	149,373
Letters of credit (1)	6,109	6,202
Surety bonds (2)	20,616	20,731
Total collateral commitments	$223,374	$222,243
(1)We have agreements with certain financial institutions to issue letters of credit as collateral.
(2)Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier. These fees do not exceed 2.0% of the bond amount, subject to a minimum charge. The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days’ notice.

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	Sep 27, 2020	Dec 29, 2019
Total workers’ compensation reserve	$254,794	$255,618
Add back discount on workers’ compensation reserve (1)	17,673	19,316
Less excess claims reserve (2)	(53,053)	(45,253)
Reimbursable payments to insurance provider (3)	3,581	8,121
Other (4)	379	(15,559)
Total collateral commitments	$223,374	$222,243
(1)Our workers’ compensation reserves are discounted to their estimated net present value while our collateral commitments are based on the gross, undiscounted reserve.
(2)Excess claims reserve includes the estimated obligation for claims above our deductible limits. These are the responsibility of the insurance carriers against which there are no collateral requirements.
(3)This amount is included in restricted cash and represents a timing difference between claim payments made by our insurance carrier and the reimbursement from cash held in the Trust. When claims are paid by our carrier, the amount is removed from the workers’ compensation reserve but not removed from collateral until reimbursed to the carrier.
(4)Represents the difference between the self-insured reserves and collateral commitments.
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
•changes in mix between medical only and indemnity claims;
•regulatory and legislative developments impacting benefits and settlement requirements;
•type and location of work performed;
•the impact of safety initiatives; and
•positive or adverse development of claims.
Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At September 27, 2020, the weighted average discount rate was 1.8%. The claim payments are made over an estimated weighted average period of approximately 5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At September 27, 2020, the weighted average rate was 1.5%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 16 years. The discounted workers’ compensation reserve for excess claims was $53.1 million and $45.3 million, and the corresponding gross receivable for the insurance on excess claims was $52.1 million and $45.3 million as of September 27, 2020 and December 29, 2019, respectively.
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

Page - 34

MANAGEMENT’S DISCUSSION AND ANALYSIS

Future outlook
We are focused on capital preservation as a top priority. In response to the rapidly changing market conditions due to COVID-19, we have reduced operating costs and other cash outflows to preserve capital to fund working capital needs. Our Revolving Credit Facility provides for a revolving line of credit of up to $300.0 million with an option, subject to lender approval, to increase the amount to $450.0 million. On March 16, 2020, we extended the maturity of the Revolving Credit Facility to March 16, 2025. Although we were in compliance with our covenants, we felt it was prudent to negotiate more favorable covenants given the level of economic uncertainty. On June 24, 2020, we further amended our revolving credit agreement, which included modifications to our financial covenants. As of September 27, 2020, we are in a strong financial position with cash and cash equivalents of $28.2 million, total debt outstanding of $1.5 million and $138.5 million available under the most restrictive covenant of our Revolving Credit Facility at this time for total liquidity of $166.7 million. As our revenue growth continues, our outstanding debt will increase to fund the related growth in accounts receivables.
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
Under the CARES Act, we are allowed to delay payments for the employer portion of social security taxes (6.2% of taxable wages) incurred during March 27, 2020 to December 31, 2020, for both our temporary associates and permanent employees. As of September 27, 2020, we deferred $36.3 million of our employer portion of social security taxes. We expect to defer $18 million to $20 million of employer payroll taxes in the fourth quarter of 2020.
In February 2020, as part of the existing share repurchase plan, we entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $40.0 million of our common stock, and we also repurchased $12.4 million, including commissions, in the open market. These transactions were initiated prior to the medical community’s acknowledgment of the expected severity of the impact COVID-19 would have on the United States. We did not initiate any repurchases of our common stock during the thirteen weeks ended September 27, 2020. As of September 27, 2020, $66.7 million remains available for repurchase of common stock under existing authorizations. We have historically returned capital to shareholders through stock repurchases. We anticipate repurchasing additional shares when economic conditions improve. However, the second amendment to our credit agreement prohibits us from repurchasing shares until July 1, 2021.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the next 12 months. If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity by accessing the capital markets to raise additional debt or equity.
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
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are consistent with those discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, other than the adoption of the current expected credit loss model for accounts receivable as discussed in Note 1: Summary of Significant Accounting Policies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, as well as the following updates as of September 27, 2020.
Considerations related to COVID-19
We have considered COVID-19 related impacts to our estimates, as appropriate, within our financial statements and there may be changes to those estimates in future periods. However, we believe that the accounting estimates used are appropriate after considering the increased uncertainties surrounding the severity and duration of COVID-19. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual future amounts differing from reported estimated amounts.

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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. As of September 27, 2020, our operating segments were PeopleReady, PeopleManagement Centerline, PeopleManagement On-Site, PeopleScout RPO, and PeopleScout MSP.
Interim impairment test
During the first quarter of 2020, we experienced a significant decline in our stock price. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected the expected continued weakness in pricing and demand for our staffing services in a volatile economic climate. This was further impacted in March 2020 by COVID-19, which created a sudden global economic shock. We experienced a significant drop in client demand associated with government and societal actions taken to address COVID-19. We expected significant decreases to our revenues and corresponding operating results to continue due to weakness in pricing and demand for our services during this severe economic downturn. While demand was expected to recover in the future, the rate of recovery was expected to vary by geography and industry depending on the economic impact caused by COVID-19 and the rate at which infections would decline to a contained level. Accordingly, we performed an interim impairment test of our goodwill.
The interim impairment test involved comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis required significant judgments, including estimation of future cash flows, which was dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows would occur, and determination of our weighted average cost of capital, which was risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our interim impairment test ranged from 11.5% to 12.0%. Our control premium was approximately 12%, which management has determined to be reasonable.
We carefully considered the economic impact of COVID-19, together with the estimated decreases to our revenues and corresponding operating results as we continued to experience weakness in pricing and demand for our services during the economic downturn. Our estimates were based on our experience with prior recessions, as well as our experience with plans and actions to adjust and adapt to recessions. We base fair value estimates on assumptions we believe to be reasonable but that are difficult to predict. Given the uncertain nature of the economic impact of COVID-19, and the recovery pattern of the broader economy and its impact on our business, actual results could differ significantly from our estimates.
As a result of our Q1 2020 interim impairment test, we concluded that the carrying amounts of goodwill for our PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million, which was included in goodwill and intangible asset impairment charge on the Consolidated Statements of Operations and Comprehensive Income (Loss). The goodwill carrying value of $45.9 million for our PeopleManagement On-Site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively. Based on our interim goodwill impairment test, the fair values of our PeopleReady and PeopleManagement Centerline reporting units were in excess of their carrying value by approximately 60% and 195%, respectively.

Page - 36

MANAGEMENT’S DISCUSSION AND ANALYSIS

Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual goodwill impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our reporting units is less than the carrying value. We considered the current and expected future economic and market conditions surrounding COVID-19 and concluded that it was not more likely than not that the goodwill associated with our reporting units were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to September 27, 2020. The remaining goodwill balances for PeopleScout RPO and PeopleScout MSP were $22.9 million and $9.7 million, respectively, as of September 27, 2020. The loss of a key client, a significant further decline to the economy, or a delayed recovery in key industries we serve, including travel and leisure, could give rise to an additional impairment. Should any one of these events occur, we will need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill. We will continue to closely monitor the operational performance of these reporting units as it relates to goodwill impairment.
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
Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual indefinite-lived trade names impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our indefinite-lived trade names is less than the carrying value. We concluded that it was not more likely than not that the indefinite-lived intangible assets associated with our Staff Management and PeopleScout trade names were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to September 27, 2020.
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

Page - 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interim impairment test
With the estimated decrease in demand for our services due to the economic impact of COVID-19, we lowered our future expectations, which was the primary trigger of an impairment test as of the last day of our fiscal first quarter for certain of our acquired client relationships intangible assets. As a result of this impairment test, we recorded a non-cash impairment loss for our PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 27, 2020. The impairment charge for PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets was $25.0 million and $9.7 million, respectively. Considerable management judgment was necessary to determine key assumptions, including estimated revenue of acquired clients and an appropriate discount rate of 12.0%.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to September 27, 2020. The remaining client relationship intangible asset balances related to assets impaired for PeopleScout RPO and PeopleManagement On-Site were $5.5 million and $7.6 million, respectively, as of September 27, 2020. Should actual results decline further or longer than we have currently estimated, the remaining intangible asset balances may become further impaired. We will continue to closely monitor the revenue generated from acquired clients as it relates to client relationship asset impairment.
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
During the fiscal third quarter of 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of September 27, 2020.
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
RISKS RELATED TO OUR COMPANY’S OPERATIONS
COVID-19, governmental reactions to COVID-19, and the resulting adverse economic conditions have negatively impacted our business and will have a continued material adverse impact on our business, financial condition, liquidity, and results of operations.
COVID-19’s negative impacts on the global economy and related governmental responses have been wide ranging and multi-faceted. These impacts have caused historically steep and rapid declines in economic activity in the markets where we operate, disruptions in global supply chains, travel restrictions, sharp downturns in business activity, price volatility in equities markets, and concern that credit markets and companies will not remain liquid.
COVID-19 has caused significant negative impacts on our operations and stock price. Our revenues declined substantially beginning in the second half of March 2020 because of COVID-19 and will remain suppressed while the current economic conditions continue. The operations of our clients have been severely disrupted, and could further decline, thereby increasing the likelihood that our clients continue to delay new contracts or cancel current contracts, reduce orders for our services in the future, have difficulty paying for services provided, or cease operations altogether. The rapid increase in unemployment has made it easier for clients to find new staff, reducing the demand for our services. In response to these adverse conditions we have taken steps to reduce our expenses and cash outflows. These reductions in expenses, including layoffs, could fail to achieve the intended savings or alternatively reduce our ability to take advantage of opportunities in the future if economic conditions improve. Further deterioration in economic conditions, as a result of COVID-19 or otherwise, will lead to a prolonged decline in demand for our services and negatively impact our business.
The extent to which COVID-19 adversely impacts our business depends on future developments of the pandemic and related governmental responses, which are both uncertain and unpredictable. While this matter has, and we expect it to continue to, negatively impact our results of operations, cash flows, profit margins, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact is difficult to estimate at this time. In addition, we cannot guarantee that actions we take to reduce costs or otherwise change our operations will address the issues we face with clients, employees or our results of operations.
Advances in technology may disrupt the labor and recruiting markets and we must constantly improve our technology to meet the expectations of clients, candidates and employees.
The increased use of internet-based and mobile technology is attracting additional technology-oriented companies and resources to our industry. Our candidates and clients increasingly demand technological innovation to improve the access to and delivery of our services. Our clients increasingly rely on automation, artificial intelligence, machine learning and other new technologies to reduce their dependence on labor needs, which may reduce demand for our services and impact our operations. We face extensive pressure for lower prices and new service offerings and must continue to invest in and implement new technology and industry developments in order to remain relevant to our clients and candidates. As a result of this increasing dependence upon technology, we must timely and effectively identify, develop, or license technology from third parties, and integrate such enhanced or expanded technologies into the solutions that we provide. In addition, our business relies on a variety of technologies, including those that support recruiting, hiring, paying, order management, billing, collecting, contingent worker data analytics and client data analytics. If we do not sufficiently invest in and implement new technology, or evolve our business at sufficient speed and scale, our business results of operations may decline materially. Acquiring technological expertise and developing new technologies for our business may require us to incur significant expenses and costs. For some

Page - 39

solutions, we depend on key vendors and partners to provide technology and support. If these third parties fail to perform their obligations or cease to work with us, our business operations could be negatively affected.
We are dependent on obtaining workers’ compensation and other insurance coverage at commercially reasonable terms. Unexpected changes in claim trends on our workers’ compensation may negatively impact our financial condition.
Our temporary staffing services employ workers for which we provide workers’ compensation insurance. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG. Our insurance carriers require us to collateralize a significant portion of our workers’ compensation obligation. The majority of our collateral is held in trust by a third party for the payment of these claims. The loss or decline in value of our collateral could require us to seek additional sources of capital to pay our workers’ compensation claims. As our business grows or if our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. The loss of our workers’ compensation insurance coverage would prevent us from operating as a staffing services business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
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
We may have liability to our clients for the action or inaction of our employees, that may cause harm to our clients or third parties. In some cases, we must indemnify our clients for certain acts of our contingent workers or arising from our contingent workers presence on the client’s job site and certain clients have negotiated broad indemnification provisions. We may also incur fines, penalties, and losses that are not covered by insurance or negative publicity with respect to these matters.
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

Page - 40

Our level of debt and restrictions in our credit agreement could negatively affect our operations and limit our liquidity and our ability to react to changes in the economy.
Our revolving credit agreement (the “Revolving Credit Facility”) contains restrictive covenants that require us to maintain certain financial conditions, which we may fail to meet if there is a material decrease in our profitability, including as a result of COVID-19. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, would require us to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates. If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity.
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
The loss of, continued reduction in or substantial decline in revenue from larger clients or certain industries could have a material adverse effect on our revenues, profitability and liquidity.
We experience revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients may terminate their contracts or materially reduce their requested levels of service at any time. Although we have no clients that represents over 10% of our consolidated revenue, there are clients that exceed 10% of revenues within some of our operating segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition, and results of operations. COVID-19 has caused certain clients to temporarily close large job sites or reduce demand for our services, and future outbreaks of the pandemic could cause large closures and long-term reduction in demand. In addition, a significant change to the business, staffing or recruiting model of these clients, for example a decision to insource our services, has had and could again have a material adverse effect on our business, financial condition, and results of operations. The loss of, or reduced demand for our services from larger clients and industries, such as construction or travel and leisure, has had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. As the impact of COVID-19 increases for our clients, their ability to pay for our services may decline. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.
Our business and operations have undergone, and will continue to undergo, significant change as we seek to improve our operational and support effectiveness, which if not managed could have an adverse outcome on our business and results of operations.
We have significantly changed our operations and internal processes in recent periods, and we will continue making similar changes, in order to improve our operational effectiveness. These efforts strain our systems, management, administrative, operations, and financial infrastructure. For example, we combined some of our operating segments earlier in the year. We believe these efforts are important to our long-term success. Managing and cascading these changes throughout the company will continue to require the further attention of our management team and refinement to our operational, financial and management controls, reporting systems and procedures. These activities will require ongoing expenditures and allocation of valuable management and employee resources. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition, and results of operations may be harmed.
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

Page - 41

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

Page - 42

RISKS RELATED TO OUR INDUSTRY
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

Page - 43

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
GENERAL RISK FACTORS
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
We have outsourced certain aspects of our business to third-party vendors. These relationships subject us to significant risks including disruptions in our business and increased costs. For example, we license software from third parties, much of which is central to our systems and our business. The licenses are generally terminable if we breach our obligations under the license agreements. If any of these relationships were terminated, or if any of these parties were to cease doing business or supporting the applications we currently utilize, our business could be disrupted and we may be forced to spend significant time and money to replace the licensed software. In addition, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile applications, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our clients. We are subject to the risks associated with the vendors’ inability to provide these services in a manner that meets our needs. If the cost of these services is more than expected, if the vendors suddenly cease providing their services, or if we or the vendors fail to adequately protect our data and

Page - 44

information is lost, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.
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
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our clients. We believe our competitive advantage is providing unique solutions for each client, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service, technology and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals may be difficult to attract and hire. Our inability to recruit, train and motivate a sufficient number of qualified individuals may delay or affect the speed and quality of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates, or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations. While we are generally able to keep our branches and offices open, as a key support service for essential business, we must keep our staff healthy for our branches and offices to remain open. Failure to keep our staff healthy and our branches and offices open would harm our results of operations.
Failure of our information technology systems could adversely affect our operating results.
The efficient operation of our business and applications and services we provide is dependent on reliable technology. We rely on our information technology systems to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives, and provide services to clients. We rely heavily on proprietary and third-party information technology systems, mobile device technology data centers, cloud-based environments and other technology. We take various precautions and have enhanced controls around these systems, but information technology systems are susceptible to damage, disruptions, shutdowns, power outages, hardware failures, computer viruses, malicious attacks, telecommunication failures, user errors, catastrophic events or failures during the process of upgrading or replacing software, vendors, or databases. The failure of technology and our applications and services, and our information systems to perform as anticipated could disrupt our business and result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.
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

Page - 45

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
If our management is unable to certify the effectiveness of our internal controls, including those over our third-party vendors, or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause our stock price to decline.
The price of our common stock may fluctuate significantly, which may result in losses for investors.
The market price for our common stock may be subject to significant volatility. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, changes in general economic conditions, including those caused by COVID-19; social unrest; announcement of new services or acquisitions by us or our competitors; changes in financial estimates or other statements by securities analysts; changes in industry trends or conditions; regulatory developments and any major change in our board or management. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of listed companies. These broad market and industry factors may impact the price of our common stock, regardless of our operating performance.

Page - 46

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 27, 2020.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (4)
06/29/2019 through 07/26/2020	4,963	$14.57	626,948	$66.7 million
07/27/2020 through 08/23/2020	4,355	$15.43	—	$66.7 million
08/24/2020 through 09/27/2020	14,355	$16.36	—	$66.7 million
Total	23,673	$15.81	626,948
(1)During the thirteen weeks ended September 27, 2020, we purchased 23,673 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions.
(3)On July 2, 2020, we settled our ASR agreement resulting in the receipt of 626,948 additional shares from the third-party financial institution. The total number of shares delivered under the ASR agreement was 2,777,486 with a volume weighted average price over the term of the ASR agreement of $14.40
(4)On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have expiration dates. As of September 27, 2020, $66.7 million remains available for repurchase under the existing authorization. The second amendment to our credit agreement prohibits us from repurchasing shares until July 1, 2021.
Accelerated share repurchase plan

On February 28, 2020, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $40.0 million of our common stock. Under the ASR agreement, we paid $40.0 million to the financial institution and received an initial delivery of 2,150,538 shares during the first quarter of 2020, which represented 80% of the total shares we expected to receive based on the market price at the time of the initial delivery. On July 2, 2020, we settled our ASR agreement resulting in the receipt of 626,948 additional shares from the third-party financial institution. The total number of shares delivered under the ASR agreement was 2,777,486 with a volume weighted average price over the term of the ASR agreement of $14.40.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Page - 47

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1*	Executive Employment Agreement between TrueBlue, Inc. and Brannon Lacey effective as of September 11, 2020.	X

10.2*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, Garrett Ferencz and Brannon Lacey.		10-K	001-14543	02/24/2020

10.3*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Derrek L. Gafford, Patrick Beharelle, Taryn R. Owen, Carl Schweihs, Garrett Ferencz and Brannon Lacey.		10-Q	001-14543	05/04/2007

10.4*	Form Non-Competition Agreement between TrueBlue, Inc. and Taryn R. Owen, Carl Schweihs, Garrett Ferencz and Brannon Lacey.		10-K	001-14543	02/24/2020

31.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	10/26/2020
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	10/26/2020
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Norman H. Frey	10/26/2020
	Signature	Date
By:	Norman H. Frey, Chief Accounting Officer and Senior Vice President

Page - 49